Form 10-K
period 2006-12-31
LINCOLN NATIONAL CORP
filed 2007-03-01
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900, Philadelphia, Pennsylvania	19102-2112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York and Chicago
$3.00 Cumulative Convertible Preferred Stock, Series A	New York and Chicago
6.75% Capital Securities	New York
6.75% Trust Preferred Securities, Series F*	New York

*	Issued by Lincoln National Capital VI. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $15.8 billion.

As of February 23, 2007, 276,809,426 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 10, 2007 have been incorporated by reference into Part III of this Form 10-K.

Lincoln National Corporation

i

ii

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A—Risk Factors” and in the “Cautionary Statements” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC” which also may be referred to as “we”, “our” or “us”) is a holding company, which operates multiple insurance and investment management businesses as well as broadcasting and sports programming business through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds and managed accounts. LNC was organized under the laws of the state of Indiana in 1968, and maintains its principal executive offices in Philadelphia, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. At December 31, 2006, LNC had consolidated assets of $178.5 billion and consolidated shareholders’ equity of $12.2 billion.

On April 3, 2006, Jefferson-Pilot Corporation, a financial services and broadcasting holding company, merged with and into one of our wholly owned subsidiaries. As a result of the merger with Jefferson-Pilot, we provide products and services in five operating businesses and report results through seven business segments, as follows:

(1) Individual Markets, which includes the Individual Annuities and Individual Life Insurance segments,

(2) Employer Markets, which includes the Retirement Products and Group Protection segments,

(3) Investment Management, which is an operating business and segment,

(4) Lincoln UK, which is an operating business and segment, and

(5) Lincoln Financial Media, which is an operating business and segment.

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

Prior to our merger with Jefferson-Pilot, we had four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also had an “Other Operations” category that included the financial data for the operations of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, and for operations that were not directly related to the business segments, unallocated corporate items (such as corporate investment income, interest expense on short-term and long-term borrowings and other expenses), and the historical results of the former reinsurance segment, which was sold to Swiss Re, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

LFD distributes our individual products and services primarily through brokers, planners, agents and other intermediaries. Lincoln’s Employer Markets group and retirement sales specialists distribute our employer products and services primarily through financial advisors, employee benefit brokers, third party administrators, and other employee benefit firms. LFN offers LNC and non-proprietary products and advisory services through a national network of approximately 3,800 full-time financial planners and advisors, along with more than 11,000 general agents, all operating under multiple affiliation models and open architecture. Distribution results are now reflected in the individual business segments.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Because we have changed the composition of our segments as a result of the Jefferson-Pilot merger, we have restated prior periods’ segment financial information to conform to the 2006 presentation. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations as well as revenues derived inside and outside the U.S. for the last three fiscal years in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Our revenues by segment for each of the last three fiscal years were as follows:

(in millions)	2006	2005	2004
Revenue

Segment operating revenue
Individual Markets
Annuities	$2,161	$1,422	$1,335
Life Insurance	3,256	1,911	1,863

Total Individual Markets	5,417	3,333	3,198

Employer Markets
Retirement Products	1,360	1,175	1,133
Group Protection	1,032	—	—

Total Employer Markets	2,392	1,175	1,133

Investment Management	564	475	491
Lincoln UK	308	318	342
Lincoln Financial Media	188	—	—
Other operations	196	175	109
Net realized investment results	(3)	(3)	77
Reserve development net of related amortization on business sold through reinsurance	1	2	1

Total	$9,063	$5,475	$5,351

Acquisitions and Divestitures

As stated above, on April 3, 2006, we completed our merger with Jefferson-Pilot, pursuant to which Jefferson-Pilot merged into one of our wholly owned subsidiaries. Jefferson-Pilot, through its subsidiaries, offered full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental policies, and it operated television and radio stations.

In September 2004, we completed the sale of our London-based international investment unit, Delaware International Advisors Ltd. (“DIAL”), to a newly-formed company associated with DIAL’s management and a private-equity firm. At closing, we received $181 million in cash and relief of certain obligations of approximately $19 million. We had an after-tax gain from the transaction of $46 million. DIAL, which has since been renamed Mondrian, continues to provide sub-advisory services with respect to certain international asset classes for our Investment Management segment and LNC.

For further information about acquisitions and divestitures, see “Acquisitions and Divestitures” in the MD&A and Notes 3 and 14 to our Consolidated Financial Statements.

Branding

Branding is a key element of our strategy. Our branding efforts are focused on two primary target audiences: financial intermediaries where we work to build brand familiarity and affluent consumers (top 11% of the population) where we work to build name awareness.

In 2006, we continued to build our brand on a national basis through an integrated package of consumer print and television, trade print and Internet advertising; sponsorships; and marketing, public relations and promotional events. As a result, we believe that our awareness among our financial intermediary and targeted-consumer audiences remained strong.

We recognize that our brand embodies the experience our customers have with us. Steps were taken in 2006 to identify and closely link the various channels of brand including customer touchpoint areas, Marketing, Advertising, Public Affairs, Investor Relations, Government Relations, Community Relations, Corporate Communications and affiliated media companies. Major brand initiatives across these channels include a customer touchpoint audit, an internal brand campaign that targets customer-facing employees, and a media campaign. These efforts are focused on Retirement Income Security.

BUSINESS SEGMENTS AND OTHER OPERATIONS

INDIVIDUAL MARKETS

The Individual Markets business provides its products through two segments: Individual Annuities and Individual Life Insurance. The Individual Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Individual Annuities segment also offers broker-dealer services through our wholly-owned subsidiaries. The Individual Life Insurance segment offers wealth protection and transfer opportunities through both single and survivorship versions of universal life, variable universal life, and term insurance, as well as a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs.

Individual Annuities

The Individual Annuities segment, with principal operations in Fort Wayne, Indiana, and Hartford, Connecticut, and additional operations in Greensboro, North Carolina and Concord, New Hampshire, provides tax-deferred investment growth and lifetime income opportunities for its clients by offering fixed and variable annuities. As a result of a broad product portfolio and a strong and diverse distribution network, we ranked 7th in assets and 5th in individual contract variable annuity sales for the year ended December 31, 2006 in the United States, according to Variable Annuity Research and Data Services (“VARDS”).

The Individual Annuities segment offers non-qualified and qualified fixed and variable annuities to individuals. The “fixed” and “variable” classification describes whether we or the policyholders bear the investment risk of the assets supporting the contract. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

Annuities are attractive because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. In addition to favorable tax treatment, annuities are unique in that contract holders can select a variety of payout alternatives to help provide an income flow for life. The individual annuities market has seen an increase in competition along with new product types and promotion. The guarantee features (living, income and death benefits) offered within an annuity are not found in any other investment vehicle, and, we believe, make annuities attractive even in times of economic uncertainty.

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more contributions, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly, or monthly), beginning on a certain date and continuing for a period of time as specified in the contract. Such payments can begin within twelve months after the contribution is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving his or her money and can be either a fixed annuity or a variable annuity.

The Individual Annuities segment’s deposits for the periods indicated were as follows:

Year Ended December 31 (in millions)	2006	2005	2004
Individual Annuities:
Variable portion of variable annuity deposits	$7,251	$5,539	$4,344
Fixed portion of variable annuity deposits	2,090	1,871	1,656

Total variable annuity deposits	9,341	7,410	6,000

Indexed annuity deposits	717	—	—
Fixed annuity deposits	698	118	498

Total annuity deposits	$10,756	$7,528	$6,498

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of deposits into one or more sub-accounts offered through the product (“variable portion”) or into a fixed account with a guaranteed return (“fixed portion”). The value of the variable portion of the contract holder’s account varies with the performance of the underlying sub-accounts chosen by the contract holder. The underlying assets of the sub-accounts are managed within a special insurance series of funds, similar to mutual funds. The contract holder’s return is tied to the performance of the segregated assets underlying the variable annuity, i.e. the contract holder bears the investment risk associated with these investments, except for the impact of guaranteed benefit features. The value of the fixed portion is guaranteed by us and recorded in our general account liabilities. Account values of variable annuities for individual business were $51.8 billion, $41.6 billion and $34.8 billion for the years ended December 31, 2006, 2005 and 2004, including the fixed portions of variable accounts of $3.6 billion, $3.9 billion and $4.1 billion, respectively.

We charge mortality and expense assessments on variable annuity accounts to cover insurance and administrative charges. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contract holder’s account value for that sub-account. The fees that we earn from these policies are reported as insurance fees on the income statement. In addition, for some contracts, we collect surrender charges that range from 0% to 10% of withdrawals—generally higher during the early years of a contract—when contract holders surrender their contracts during the surrender charge period. Our individual variable annuity products have a maximum surrender charge period of ten years.

We offer A-share, B-share, C-share, L-share, and bonus variable annuities, although not with every annuity product. The differences in A, B, C, L, and bonus shares relate to the sales charge and fee structure associated with the contract.

•

An A-share has a front-end sales charge and no back-end contingent deferred sales charge, also known as a surrender charge. The net premium (premium less front-end charge) is invested in the contract, resulting in full liquidity and lower mortality and expense assessments over the long term than those in other share classes.

•

A B-share has a seven-year surrender charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The entire premium is invested in the contract, but it offers limited liquidity during the surrender charge period.

•

A C-share has no front-end sales charge or back-end surrender charge. Accordingly, it offers maximum liquidity but mortality and expense assessments are higher than those for A- or B-shares. It offers a persistency credit in year eight to revert pricing to B-share levels.

•

An L-share has a four to five year contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The differences between the L-share and the B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher. We offer L-share annuity products with persistency credits beginning in years five or eight to revert pricing back to B-share levels.

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

Certain of our variable annuity products offer guaranteed benefit features, such as a guaranteed minimum death benefit (“GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits. Most of our variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value.

Approximately 91%, 90% and 96% of variable annuity separate account values had a GMDB feature at December 31, 2006, 2005 and 2004, respectively. The GMDB features include those where we contractually guarantee to the contract holder that upon death, we will return no less than (a) the total deposits made to the contract less any partial withdrawals, (b) the total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any partial withdrawals following the contract anniversary.

The Lincoln Smart SecuritySM Advantage benefit is a GMWB feature that offers the contract holder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. There are two elective step-up options: a one-year option and a five-year option. In general, the one-year option allows an owner to step up the guarantee automatically on the benefit anniversary, and the five-year option allows the owner to step up the guarantee amount on or after the fifth anniversary of the election or of the most recent step up. In each case, the contract value must be greater than the initial deposit at the time of step up. To receive the full amount of the guarantee, annual withdrawals are limited to either 5% of the guaranteed amount for the one-year option or 7% of the guaranteed amount for the five-year option. Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated. Approximately 26%, 21% and 12% of variable annuity account values at the end of 2006, 2005 and 2004, respectively, had elected a GMWB feature.

We offer other product riders including i4LIFE® Advantage and 4LaterSM Advantage. The i4LIFE® feature, on which we have received a U.S. patent, allows variable annuity contract holders access and control during the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals, and other service features like portfolio rebalancing. In general, GIB is an optional feature available with i4LIFE® Advantage that guarantees regular income payments will not fall below 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Approximately 83%, 72% and 48% of i4LIFE® Advantage account values elected the GIB feature in 2006, 2005 and 2004, respectively. Approximately 6%, 4% and 2% of variable annuity account values at the end of 2006, 2005 and 2004, respectively, have elected an i4LIFE® feature. 4LaterSM Advantage provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE® Advantage. The income base is equal to the initial deposit (or contract value, if elected after issue) and increases by 15% every three years (subject to a 200% cap). The owner may step up the income base on or after the third anniversary of rider election or of the most recent step-up (which also resets the 200% cap).

To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program. The customized dynamic hedging program uses equity and interest rate futures positions as well as equity-based options depending upon the risks underlying the guarantees. Our program is designed to offset both positive and negative changes in the carrying value of the guarantees. However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, extreme swings in the equity markets, contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. For more information on our hedging program, see “Critical Accounting Policies—Insurance and Investment Contract Obligations” of the MD&A. For information regarding risks related to guaranteed benefits, see “Item 1A—Risk Factors” below.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. We offer single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single contribution to be made. Flexible premium fixed deferred annuities are contracts that allow multiple contributions on either a scheduled or non-scheduled basis. Our fixed annuities include both traditional fixed-rate and fixed indexed annuities. With fixed deferred annuities, the contract holder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, a market value adjustment (MVA).

Fixed indexed annuities allow the contract holder to elect an interest rate linked to the performance of the S&P 500 Index. The indexed interest rate is guaranteed never to be less than zero. Our fixed indexed annuities provide contract holders a choice of a traditional fixed-rate account and one or more different indexed accounts. A contract holder may elect to change their allocations at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component (i.e. reset the caps, spreads, or participation rates), subject to minimum guarantees.

Fixed annuity contracts are general account obligations. We bear the investment risk for fixed annuity contracts. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts. In addition, with respect to fixed indexed annuities, we purchase options that are highly correlated to the indexed account allocation decisions of our contract holders, such that we are closely hedged with respect to indexed interest for the current reset period. For more information on our hedging program for fixed indexed annuities, see “Critical Accounting Policies” of the MD&A.

Individual fixed annuity account values were $14.9 billion, $6.9 billion and $7.3 billion at December 31, 2006, 2005 and 2004. Approximately $11.2 billion, $4.6 billion and $4.8 billion of individual fixed annuity account values at December 31, 2006, 2005 and 2004, respectively, were still within the surrender charge period. However, certain fixed annuities allow window periods during which contract holders can withdraw their funds without incurring a surrender charge. For example, our Step Five® Fixed Annuity has a sixty-day window period following each five-year fixed guarantee period. Crediting rates for each subsequent five-year fixed guarantee period are set at the beginning of the window period. During the window period, account holders can withdraw their funds without incurring a surrender charge. Account values for this type of product were $3.6 billion, $2.8 billion and $2.8 billion at December 31, 2006, 2005 and 2004, with approximately $1.4 billion of account values entering the window period during 2007.

Our fixed annuity product offerings as of December 31, 2006 consist of traditional fixed-rate and fixed indexed deferred annuities. We also offer fixed-rate immediate annuities with various payment options, including lifetime incomes. The traditional fixed-rate deferred annuity products include the Lincoln Select and ChoicePlus Fixed and the Jefferson-Pilot Classic (Single and Flexible Premium) annuities. The fixed indexed deferred annuity products include the Jefferson-Pilot OptiPoint, OptiChoice, New Directions and FuturePoint annuities. The fixed indexed annuities offer one or more of the following indexed accounts:

•

The Performance Triggered Indexed Account pays a specified rate, declared at the beginning of the indexed term, if the S&P 500 value at the end of the indexed term is the same or greater than the S&P 500 value at the beginning of the indexed term.

•

The Point to Point Indexed Account compares the value of the S&P 500 at the end of the indexed term to the S&P 500 value at the beginning of the term. If the S&P 500 at the end of the indexed term is higher than the S&P 500 value at the beginning of the term, then the percentage change, up to the declared indexed interest cap, is credited to the indexed account.

•

The Monthly Cap Indexed Account reflects the monthly changes in the S&P 500 value over the course of the indexed term. Each month, the percentage change in the S&P 500 value is calculated, subject to a monthly indexed cap that is declared at the beginning of the indexed term. At the end of the indexed term, all of the monthly change percentages are summed to determine the rate of indexed interest that will be credited to the account.

•

The Monthly Average Indexed Account compares the average monthly value of the S&P 500 to the S&P 500 value at the beginning of the term. The average of the S&P 500 values at the end of each of the twelve months in the indexed term is calculated. The percentage change of the average S&P 500 value to the starting S&P 500 value is calculated. From that amount, the indexed interest spread, which is declared at the beginning of the indexed term, is subtracted. The resulting rate is used to calculate the indexed interest that will be credited to the account.

If the S&P 500 values produce a negative indexed interest rate, no indexed interest is credited to the indexed account.

Many of our fixed annuities have a market value adjustment (MVA). If a contract with an MVA is surrendered during the surrender charge period, both a surrender charge and an MVA may be applied. The MVA feature increases or decreases the contract value of the annuity based on a decrease or increase in interest rates. Individual fixed annuities with an MVA feature constituted 24%, 11% and 12% of total fixed annuity account values at the end of 2006, 2005 and 2004, respectively.

Distribution

The Individual Annuities segment distributes all its individual fixed and variable annuity products through LFD, our wholesaling distribution organization. LFD’s distribution channels give the Individual Annuities segment access to its target markets. LFD distributes the segment’s products to a large number of financial intermediaries, including LFN. The financial intermediaries include wire/regional firms, independent financial planners, financial institutions and managing general agents.

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products. The Individual Annuities segment competes with numerous other financial services companies. The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates, and client service.

We believe that the Individual Annuities segment’s high service levels help it to compete in the annuities market. It tracks the amount of time in which calls to the center are answered as well as the average response time to customer queries. Further, the segment tracks the turnaround time for various customer services such as processing of applications.

The Individual Annuities segment attempts to design products that meet the needs of clients in its markets. The speed in which the segment’s products reach the market is, from concept of the product to launch, six to nine months. Over the last five years, the segment has announced several new products and product features to market in response to the evolving nature of the annuities market.

Individual Life Insurance

The Individual Life Insurance segment, with principal operations in Greensboro, North Carolina, and Hartford, Connecticut, with additional operations in Concord, New Hampshire and Fort Wayne, Indiana, focuses on the creation and protection of wealth for its clients through the manufacturing of life insurance products. The Individual Life Insurance segment primarily offers both single and survivorship versions of universal life (“UL”), variable universal life (“VUL”), and term insurance. The segment also offers a linked-benefit product, MoneyGuard®, which is a universal life insurance policy linked with riders that provide reimbursement for long-term care costs.

The life insurance operation primarily targets the mass affluent to high net worth markets, defined as households with at least $2,000,000 of net worth or more. For those individual policies we sold in 2006, the average face amount (excluding term and MoneyGuard®) was $803,000 and average first year premiums paid were approximately $17,000.

Products

The Individual Life Insurance segment sells primarily interest/market-sensitive products (UL and VUL) and term products. The segment’s sales (as defined below) for the prior three years were as follows:

Year Ended December 31 (in millions)	2006	2005	2004
Universal Life excluding MoneyGuard®	$437	$192	$178
MoneyGuard®:	31	34	37

Total Universal Life	468	226	215
Variable Universal Life	61	42	34
Whole Life	2	2	2
Term	40	33	41

Total	$571	$303	$292

UL, VUL, and MoneyGuard® sales represent target premium plus 5% of excess premium (including adjustments for internal replacements at 50%); whole life and term sales throughout the presentation represent 100% of first year paid premium.

Due to some seasonality, we generally have higher sales in the second half of the year than in the first half of the year. Approximately 41%, 46% and 48% of total sales were in the first half of 2006, 2005 and 2004, with the remainder occurring in the second half of the year for the same periods.

In addition, the following table shows life policies’ face amount in-force.

	Face Amount In-force
At December 31 (in millions)	2006	2005	2004
In Force-Face Amount
Universal Life and Other	$267,228	$128,792	$125,043
Term Insurance	234,148	187,849	172,459

Total in-force	$501,376	$316,641	$297,502

Mortality margins, morbidity margins (for MoneyGuard®), investment margins (through spreads or fees), net expense charges (expense charges assessed to the policyholder less expenses incurred to manage the business) and surrender fees drive life insurance profits. Mortality margins represent the difference between amounts charged to the customer to cover the mortality risk and the actual cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contract holder’s policy account value (i.e. cost of insurance assessments or “COI’s”) or are embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency, and mortality experience.

Similar to the annuity product classifications described above, life products can be classified as “fixed” or “variable” contracts. This classification describes whether we or the policyholders bear the investment risk of the assets supporting the policy. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

We offer four categories of life insurance products consisting of:

Fixed Life Insurance (primarily UL): Fixed life insurance products provide life insurance with account (cash) values that earn rates of return based on company-declared interest rates. Policyholder account values are invested in our general account investment portfolio, so we bear the risk of investment performance. Some of our UL contracts include secondary guarantees, which are explained more fully later in the document.

In a UL contract, policyholders have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period. Under certain policyholder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the policyholder’s account value. The client has access to their account value (or a portion thereof) through contractual liquidity features such as loans, partial withdrawals, and full surrenders. Loans and withdrawals reduce the death benefit amount and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account values for full or partial face amount surrenders that occur during the contractual surrender charge period. Depending on the product selected, surrender charge periods can range from 0 to 20 years.

We manage investment margins (i.e. the difference between the rate the portfolio earns compared to the rate that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract. Fixed life account values (excluding VUL) were $21.9 billion, $11.8 billion and $11.2 billion at December 31, 2006, 2005 and 2004, respectively.

Linked Benefit Life Products: Linked benefit products combine fixed life insurance with long-term care insurance through the use of riders. The first rider allows the policyholder to accelerate their death benefit on a tax-free basis in the event of a qualified long-term care need. The second rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully depleted for the purposes of long-term care. If the long-term care benefits are never used, the policy provides a tax-free death benefit to the policyholder’s heirs. Linked benefit products generate earnings through investment, mortality, and morbidity margins. Our linked benefit product is called MoneyGuard®.

Variable Universal Life Insurance (VUL): VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of sub-accounts offered through the product. The value of the policyholder’s account varies with the performance of the sub-accounts chosen by the policyholder. The underlying assets of the sub-accounts are managed within a special insurance series of funds. Premiums, net of expense loads and charges for mortality and expenses, received on VUL products are invested according to the policyholder’s investment option selection. As the return on the investment portfolio increases or decreases, the account value of the variable universal life policy will increase or decrease. As with fixed UL products, policyholders have access, within contractual maximums, to account values through loans, withdrawals, and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product. The investment choices we offer in VUL products are the same, in most cases, as the investment choices offered in our individual variable annuity contracts.

In addition, VUL products offer a fixed account option that is managed by us. Investment risk is borne by the customer on all but the fixed account option. We charge fees for mortality costs and administrative expenses as well as asset-based investment management fees. VUL account values were $4.6 billion, $2.2 billion and $2.0 billion at December 31, 2006, 2005 and 2004, respectively.

Term Life Insurance: Term life insurance provides a fixed death benefit for a scheduled period of time. It usually does not offer cash values. Scheduled policy premiums are required to be paid at least annually. Products offering a Return of Premium benefit payable at the end of a specified period have been offered since March 2005.

As mentioned previously, we offer survivorship versions of our individual UL and VUL products. These products insure two lives with a single policy and pay death benefits upon the second death.

Sales results continue to be heavily influenced by the series of universal life products with secondary guarantees. A UL policy with a secondary guarantee can stay in force, even if the base policy account value is zero, as long as secondary guarantee requirements have been met. The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, COI charges, and credited interest. The assumptions for the secondary guarantee requirement are listed in the contract. As long as the policyholder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed. The reference value has no actual monetary value to the policyholder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy account value be less than zero.

Unlike other guaranteed death benefit designs, our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a policyholder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs. The length of the guarantee may be increased at any time through additional excess premium deposits.

During 2006, we continued to monitor the regulatory changes that impact reserving for these products as well as the competitive environment. Secondary guarantee UL face amount in-force was $65.5 billion, $30.9 billion and $25.0 billion as of December 31, 2006, 2005 and 2004, respectively.

During 2006 we expanded and enhanced our variable products by introducing a survivorship version of VULONE and enhancing our single life VULONE. These products combine the lapse protection elements of universal life with the upside potential of a traditional variable universal life product. VULONE gives clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs. The combined single life and survivorship VULONE face amount in-force was $2.9 billion, $1.8 billion and $0.6 billion as of December 31, 2006, 2005 and 2004, respectively.

Distribution

The Individual Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels—wire/regional firms, independent planner firms (including LFN), financial institutions, and managing general agents.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products. At the end of 2005, the latest year for which data is available, there were approximately 1,119 life insurance companies in the United States, according to the American Council of Life Insurers.

The Individual Life Insurance segment designs products specifically for the high-net-worth and mass affluent markets. In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service, and extensive distribution network all contribute to the strength of the Individual Life Insurance segment. On average, the development of products takes approximately six months. The Individual Life Insurance segment announced several major product upgrades and/or new features, including important UL, VUL, MoneyGuard®, and term product enhancements in 2006. With respect to customer service, management tracks the speed, accuracy, and responsiveness of service to customers’ calls and transaction requests. Further, the Individual Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

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

Claims Administration

Claims services are delivered to customers from the Greensboro and Concord home offices. Claims examiners are assigned to each claim notification based on coverage amount, type of claim, and the experience of the examiner. Claims meeting certain criteria are referred to senior claim examiners. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities. A network of in-house legal counsel, compliance officers, medical personnel, and an anti-fraud investigative unit also support claim examiners. A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as MoneyGuard® long-term care claims, claims incurred during the contestable period, beneficiary disputes, litigated claims, and the few invalid claims that are encountered.

The Individual Life Insurance segment maintains a centralized claim service center in order to minimize the volume of clerical and repetitive administrative demands on its claims examiners while providing convenient service to policy owners and beneficiaries.

EMPLOYER MARKETS

Overview

Lincoln Employer Markets includes numerous employer-based businesses that were previously dispersed throughout the organization. Employer Markets offers a broad breadth of products focused on retirement income security through its Defined Contribution, Executive Benefits and Group Protection businesses. This is a newly formed business unit and was created to deliver retirement income security through products, distribution and services that are focused on the needs of employers and their employees.

While this is a new internal business unit for the company, Lincoln Employer Markets is well-established in this marketplace. At December 31, 2006, Lincoln Employer Markets served nearly 60,000 plan sponsors and approximately 5 million plan participants. For the period ending and at December 31, 2006, the division segment accounted for 27% of our income from operations and had approximately $38 billion in account values.

The Employer Markets business provides its products through two key segments—Retirement Products and Group Protection. The Retirement Products segment includes two major lines of business:

•

The Defined Contribution business provides employer-sponsored fixed and variable annuities, mutual fund-based programs in the 401(k), 403(b) and 457 plan marketplaces through a wide range of intermediaries including advisors, consultants, broker, banks, wirehouses, third-party administrators (TPAs), and individual planners.

•

The Executive Benefits business offers corporate-owned universal and variable universal life insurance (COLI) and bank-owned universal and variable universal life insurance (BOLI) to small to mid-sized banks and mid to large-sized corporations, mostly through executive benefit brokers.

The Group Protection segment focuses on offering group term life, disability income and dental insurance primarily in the small to mid-sized employer marketplace for their eligible employees.

Retirement Products

The Defined Contribution business is the largest business in this segment and focuses on 403(b) plans and 401(k) plans. Lincoln has a strong historical presence in the 403(b) space where assets account for about 65% of total assets under management in this segment. The 401(k) business accounts for nearly two thirds of our new deposits. The Retirement Products segment’s deposits for the periods indicated were as follows:

Year Ended December 31 (in millions)	2006	2005	2004
Defined Contributions:
Variable portion of variable annuity	$2,525	$2,254	$2,199
Fixed portion of variable annuity	441	520	575

Total variable annuity deposits	2,966	2,774	2,774
Fixed annuity deposits	506	563	503
Alliance Mutual Funds	1,113	1,066	828

Total Annuity and Alliance Deposit	4,585	4,403	4,105
COLI/BOLI deposits	267	210	273

Total	$4,852	$4,613	$4,378

Defined Contribution

Products

Employer Markets currently offers four primary products to the employer-sponsored market: Lincoln American Legacy RetirementSM, The Lincoln DirectorSM, Lincoln Alliance and Multi-Fund®. These products cover both the 403(b) and 401(k) marketplace. Both 403(b) and 401(k) plans are tax-deferred, Defined Contribution plans offered to employees of an entity to enable them to save for retirement. The 403(b) plans are available to employees of educational institutions and certain non-profit entities, while 401(k) plans are generally available to employees of for-profit entities. The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income.

The Lincoln American Legacy RetirementSM variable annuity, launched September 5, 2006, offers 46 investment options, 20 of which are American Funds options.

The Lincoln DirectorSM is a defined contribution retirement plan solution available to businesses of all sizes, but focused on micro- to small-sized corporations, generally with five to 200 lives. Funded through a Lincoln National Life Insurance Company (“LNL”) group variable annuity contract, the DirectorSM product offers participants 57 investment options from 14 fund families. In New York, Lincoln Life & Annuity Company of New York underwrites the annuity contracts, and these contracts offer 54 investment options from 15 fund families. The DirectorSM product has the option of being serviced through a third-party administrator or fully serviced by Lincoln. The Employer Markets Defined Contribution segment earns advisory fees, investment income, surrender charges and recordkeeping fees from this product. Director account values were $7.5 billion, $6.5 billion and $5.6 billion at December 31, 2006, 2005 and 2004, respectively.

Our Alliance® program, with an open architecture platform, bundles our traditional fixed annuity products with the employer’s choice of retail mutual funds, along with recordkeeping and customized employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance® program accounts. The retail mutual funds associated with the Alliance program are not included in the separate accounts reported on our Consolidated Balance Sheet. This program is customized for each employer. The target market is primarily education and healthcare. Alliance® program deposits represented 34%, 34% and 30% of the segment’s deposits in 2006, 2005 and 2004, respectively. Alliance® program account values were $7.0 billion, $5.3 billion and $4.0 billion at December 31, 2006, 2005 and 2004, respectively.

The Lincoln Multi-Fund® Variable Annuity is a defined contribution retirement plan solution with full-bundled administrative services, experienced retirement consultants, and high quality investment choices marketed to small- to mid-sized healthcare, education, governmental, and not-for-profit plans. The product can be sold either to the employer through the Multi-Fund® Group Variable Annuity contract, or directly to the individual through the Multi-Fund® Select Variable Annuity contract. Funded through a Lincoln National Life Insurance Company variable annuity contract, the Multi-Fund® Variable Annuity offers participants 34 investment options from 9 fund families across a variety of asset classes. Included in the product offering is Lincoln Financial’s LifeSpanSM learning program, which provides participants with educational materials and one-on-one guidance for retirement planning assistance. Lincoln earns advisory fees, investment income, surrender charges, and recordkeeping and administrative fees from this product. The Multi-Fund® Variable Annuity is currently not available in New York. Account values for the Multi-Fund® Variable Annuity were $13.5 billion, $12.9 billion and $12.6 billion at December 31, 2006, 2005 and 2004, respectively.

Executive Benefits

Products

Through the Executive Benefits business, we offer COLI and BOLI products. COLI and BOLI are typically purchased by corporations and banks on the lives of their employees, with the corporation or bank or a trust sponsored by the corporation or bank named as a beneficiary under the policy, for the purpose of funding various employee benefit plans, including non-qualified deferred compensation plans.

We offer a portfolio of both fixed UL and VUL COLI products sold primarily through specialty brokers. COLI and BOLI account values were $4.3 billion, $1.3 billion and $1.1 billion as of December 31, 2006, 2005 and 2004.

This segment also includes a closed-block of pension business that was sold on a Guaranteed Insurance Contract basis. This block, which represents $2.7 billion of assets under management, is currently in run off.

Distribution

Multi-Fund® is sold primarily through advisors to 403(b) plans in the healthcare and education markets. The Alliance Program is sold primarily through consultants and advisors to 403(b) and 401(k) plans in the mid to large healthcare and corporate markets. Lincoln American Legacy RetirementSM and DirectorSM are sold primarily through banks, wirehouses, third-party administrators (TPAs) and individual planners to 401(k) plans in the micro to small corporate market. In October 2006, Employer Markets terminated its contract with the primary third-party wholesaler of the DirectorSM product. This termination did not have a material adverse effect on the Retirement Products segment’s results of operations. The distribution of Executive Benefit products are dominated by 15 to 20 intermediaries who specialize in the executive benefits market. We serve this group through a network of internal and external sales professionals.

Competition

The Retirement Products marketplace is very competitive and is comprised of many providers, with no one company dominating the market for all products. The Retirement Products area competes with numerous other financial services companies. The main factors upon which entities in this market compete are wholesaling, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, distribution channel access, crediting rates and client service.

Group Protection

Overview

The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. This segment also offers a specialty, non-core product called Exec-U-Care®, which is an insured medical expense reimbursement vehicle for executives that covers eligible health plan costs not covered by their base health plans. A discontinuation of Exec-U-Care® would have a significant impact on segment revenues, but only a limited effect on reportable segment income from operations. Most of the segment’s group contracts are sold to employers with fewer than 500 employees.

The Group Protection segment was added as a result of the merger with Jefferson-Pilot and was previously known as Benefit Partners. Accordingly, the product line data for this segment provided in the following table are given for the nine months ended December 31, 2006.

(in millions)	Earned Premiums
Life	$334
Disability	407
Dental	95

Total non-medical	836

Other	113

Total	$949

Products

Group Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents. Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment (AD&D coverage).

Group Disability Insurance

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury. Short-term disability generally provides benefits for up to 26 weeks following a short waiting period, ranging from one to 30 days. Long-term disability provides benefits following a longer waiting period, usually between 30 and 180 days and provides benefits for a longer period, at least two years and typically extending to normal (Social Security) retirement age.

Group Dental

We offer employer-sponsored group dental insurance, which covers a portion of the cost of eligible dental procedures for employees and their dependents. Products offered include indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement, and a Preferred Provider Organization (PPO) product that does reflect the dental provider’s participation in the PPO network arrangement, including agreement with network fee schedules.

Distribution

The segment’s products are marketed primarily through a national distribution system of 27 regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Competition

The Group Protection marketplace is very competitive. Principal competitive factors include particular product features, price, quality of customer service and claims management, technological capabilities, financial strength and claims-paying ratings. In the group insurance market, the Group Protection segment competes with a limited number of major companies and selected other companies that focus on these products.

Underwriting

The Group Protection segment’s underwriters evaluate the risk characteristics of each employee group. Generally, the relevant characteristics evaluated include employee census information (such as age, gender, income and occupation), employer industry classification, geographic location, benefit design elements and other factors. The segment employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks. The segment uses technology to efficiently review, price and issue smaller cases, utilizing its underwriting staff on larger, more complex cases. Individual underwriting techniques (including evaluation of individual medical history information) may be used on certain covered individuals selecting larger benefit amounts. For voluntary and other forms of employee paid coverages, minimum participation requirements are used to obtain a better spread of risk and minimize the risk of anti-selection.

Claims

Claims for the Group Protection segment are managed by a staff of experienced claim specialists. Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims. The segment employs nurses and rehabilitation specialists to help evaluate medical conditions and develop return to work plans. Independent medical reviews are routinely performed by external medical professionals to further evaluate conditions as part of the claim management process.

INVESTMENT MANAGEMENT

Overview

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania, provides investment products and services to both individual and institutional investors through Delaware Management Holdings, Inc. and its affiliates, also referred to as “Delaware Investments.” Delaware Investments offers a broad line of mutual funds and other investment products to retail investors (including managed accounts).

Delaware Investments also offers investment advisory services and products to institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, and includes mutual funds offered by non-Delaware Investments entities for which Delaware Investments acts as a sub-advisor. At December 31, 2006, Delaware Investments served as investment advisor to approximately 280 institutional accounts, acts as investment manager and performs additional services for approximately 87 open-end funds and for 6 closed-end funds. The Investment Management segment also provides investment advisory services for our corporate and general insurance portfolios, including separate accounts and mutual funds, and acts as investment advisor to collateralized debt obligations.

Products

Investment Management products include U.S. and international equity and fixed-income retail mutual funds, institutional separate accounts, institutional mutual funds, managed accounts, as well as administration services for some of these products.

The Investment Management segment’s assets under management (including assets under administration) were as follows:

	Assets Under Management
At December 31 (in millions)	2006	2005	2004
Retail Products:
Equity	$39,627	$32,732	$24,274
Fixed	10,993	9,625	8,457
Institutional Products:
Equity	23,845	20,577	12,849
Fixed	22,841	14,699	11,547
Insurance-related assets	67,067	43,086	42,791

Total	$164,373	$120,719	$99,918

Total sub-advised, included in above amounts[1]	$22,671	$20,503	$13,550

[1]

In the third quarter of 2004, the segment sold our international investment management unit (“DIAL”) institutional business to Mondrian Investment Partners (“Mondrian”). Accordingly, $22.1 billion of assets were transferred to Mondrian at the time of the sale. Mondrian was retained as a sub-advisor on certain assets. At December 31, 2006, approximately $17.3 billion of the sub-advised assets are being advised on our behalf by Mondrian, the buyer.

Retail Products and Services

The Investment Management segment offers various retail products including mutual funds to individual investors, as well as investment services to high net worth and small institutional investors through managed accounts. The retail assets under management were $50.6 billion, $42.3 billion and $32.8 billion, respectively at December 31, 2006, 2005 and 2004. These assets include $18.0 billion, $15.4 billion and $9.5 billion of sub-advised assets for 2006, 2005 and 2004, respectively. We pay fees to the third party sub-advisors to manage the assets.

As of December 31, 2006, the Investment Management segment, through Delaware Investments, offered 45 open-end retail mutual funds to suit an array of investment needs. Delaware Investments’ mutual funds are grouped by asset class, with each investment management team focused on a specific investment discipline. This structure of distinct investment teams allows for a style-specific research effort tailored for each asset class. The mutual funds are owned by the shareholders of those funds and not by Delaware Investments. Delaware Investments manages the funds pursuant to an agreement with the separate funds boards. Accordingly, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in our Consolidated Financial Statements. Instead, Delaware Investments earns fees for providing the management and other services to the funds.

Delaware Investments manages both open-end and closed-end funds. An open-end mutual fund does not have a fixed number of shares and will normally offer as many shares as investors are willing to buy. Investors sell their shares by requesting the fund to redeem the shares. The open-end funds are available with various pricing structures, such as A-class with a front end sales charge, B-class and C-class with a contingent deferred sales charge as well as R-class and Institutional class, which are sold without a front end or contingent deferred sales charge and are designed for certain retirement plans and/or institutional investors. A, B, C and R classes are generally subject to Rule 12b-1 fees. A closed-end fund offers a fixed number of shares and is usually sold through a brokerage firm. After the initial offering, shares normally trade on a major stock exchange.

The Investment Management segment also provides investment advisory services to clients through separately managed accounts, commonly referred to as wrap accounts. These products are offered by a sponsor, typically a broker-dealer, to higher net worth individuals with a minimum investment of approximately $250,000. During 2006, the Investment Management segment closed the International American Depository Receipt (“ADR”) separately managed account product, which was sub-advised by Mondrian Investment Partners, and the Delaware Large Cap Growth Equity separately managed account to new investors. An ADR is a stock that trades in the U.S. but represents a specified number of shares in a foreign corporation. ADRs are bought and sold on U.S. markets just like traditional stocks and are issued or sponsored in the U.S. by a bank or brokerage firm.

Institutional Products and Services

For institutional clients, the Investment Management segment offers Delaware Pooled Trust and institutional separate accounts. Institutional assets under management were $46.7 billion, $35.3 billion and $24.3 billion, respectively at December 31, 2006, 2005 and 2004.

Delaware Pooled Trust is a registered investment company which offers a series of mutual funds managed in styles that are similar to institutional separate account offerings and are best suited for smaller to medium-sized institutional investment mandates. Delaware Pooled Trusts’ minimum initial investment is typically $1 million. The funds included in Delaware Pooled Trust are offered without a sales charge directly through Delaware Investments’ institutional marketing and client services group.

The Investment Management segment provides investment advisory services through individually managed accounts to a broad range of institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, among others. Included among sub-advisory clients are mutual funds and other commingled vehicles offered by institutional parties. Most clients utilize individually managed separate accounts, which means clients have the opportunity to customize the management of their portfolio by including or excluding certain types of securities, sectors or segments within a given asset class. Because of their individually managed nature, these separate accounts are best suited for larger investment mandates. Currently, the minimum account size is typically $25 million for U.S. investments.

The Investment Management segment also provides investment management services for Lincoln’s general account assets for which it earns advisory revenue.

Distribution

The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Investment Management distributes retail mutual funds and managed accounts through intermediaries, including LFN, which are serviced by the LFD wholesaling distribution network. Delaware Distributors, L.P. is the principal underwriter for the Delaware Investments mutual funds and serves as a liaison between the funds and LFD.

Delaware Investments’ institutional marketing group, working closely with manager selection consultants, markets substantially all of the institutional products.

Competition

The Investment Management segment primarily competes with mutual fund complexes that are broker sold, and other asset managers offering managed accounts, institutional accounts and sub-advisory services. Competitive factors impacting the Investment Management segment include investment performance, breadth of investment styles offered, distribution capabilities and customer service.

Investment performance is a key driver of the Investment Management segment’s ability to attract new sales, retain existing assets and improve net flows. The following table summarizes the performance of institutional and managed accounts composites relative to their respective benchmarks for the one-, three- and five-year periods ended December 31, 2006.

	One Year	Three Year	Five Year

Number of institutional composites outperforming their respective benchmarks [1]	5 of 8	5 of 7	6 of 7

Number of managed account styles outperforming their respective benchmarks [2]	2 of 9	1 of 6	2 of 5

[1]

Represents the largest composites based on assets under management. The returns for these composites are GIPS (Global Investments Performance Standards) compliant and the benchmarks are industry standards.

[2]	Represents Delaware Investments’ managed account styles that have associated benchmarks for the respective length of time.

Delaware Investments closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds that have similar investment characteristics and objectives. Performance in various key categories, as reported to Lipper, one of the leading providers of mutual fund research, is used by Delaware Investments in measuring its funds’ performance. The following table summarizes the performance for the 25 largest mutual funds and for all of the mutual funds in the Delaware Investments’ family of funds for the one-, three- and five-year periods ended December 31, 2006.

	One Year	Three Year	Five Year

Number of Funds out of Delaware’s top 25 retail mutual funds in top half of their Lipper category [1]	16 of 25	16 of 25	18 of 25

Number of all retail mutual funds in top half of their Lipper category [1]	29 of 44	31 of 43	33 of 43

[1]

For these purposes, Delaware Investments’ family of funds does not include variable insurance product funds, or mutual funds managed by Delaware Investments for certain of our affiliates or other third parties.

LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“U.K.”). Lincoln UK is primarily focused on protecting and enhancing the value of its existing customer base. The segment accepts new deposits on the existing block of business and markets a limited range of new products.

Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments are borne by the policyholders. These products have largely been issued to individuals, and benefits, premium levels and charges can often be varied within limits. Certain policyholders have chosen to contract out of the State Second Pension through a Lincoln personal pension arrangement. Lincoln UK receives rebate premiums from the government for those policyholders. These rebates are reported as deposits and as such only the fees earned by Lincoln UK are reported as revenue.

The Lincoln UK segment’s product revenues were as follows. Product revenues include premiums, fees and assessments for Lincoln UK’s products:

Year Ended December 31 (in millions)	2006	2005	2004
Life Products	$95	$142	$137
Pension Products	131	88	121
Other Products	11	9	8

Total	$237	$239	$266

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

Products

The primary source of revenue for our media properties is the sale of advertising time to local, regional and national advertisers. Our net revenues for Lincoln Financial Media’s television, radio and sports operations for the period from April 3, 2006 to December 31, 2006 were as follows:

(in millions)
Radio	$101
Television	66
Sports	21

Total	$188

Seasonal revenue fluctuations are common in the broadcasting industry and are primarily due to fluctuations in advertising expenditures by retailers and automobile manufacturers. Broadcast advertising is typically strongest in the second and fourth quarters of the year, which coincides with increased advertising around certain holidays. Historically, the second quarter tends to show an increase in automotive advertising as well as increases in tourism and travel advertising before the summer months. Because television and radio broadcasters rely upon advertising revenue, they are subject to cyclical changes in the economy, such as benefiting from political campaign advertising revenues in even-numbered years. The size of advertisers’ budgets, which are affected by broad economic trends, affects the broadcast industry in general and the revenue of individual television and radio stations. The stations and sports programming derived 21% of their advertising revenues from the automotive industry for the period April 3, 2006 through December 31, 2006. If automobile advertising is severely curtailed, it could have a negative impact on broadcasting revenues.

Lincoln Financial Sports generates most of its revenues during fourth quarter for football and first quarter for basketball.

Television Operations

WBTV, Channel 3, Charlotte, NC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. WWBT, Channel 12, Richmond, VA, is affiliated with NBC under a Network Affiliation Agreement expiring December 31, 2011. WCSC, Channel 5, Charleston, SC, is affiliated with CBS under a Network Affiliation Agreement expiring on May 31, 2011. Absent cancellation by either party, each of these agreements is expected to be renewed for successive five-year periods. For 2006, 7% of television revenues came from a network agreement with the two CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming, and there is a possibility those revenues will be eliminated when the contract is renewed.

The primary source of revenue for our television stations is through the sale of time to local and national advertisers. Our television advertising revenues in even-numbered years benefit from political, issue, and Olympics-related advertising. In all our markets, we focus on developing leading news programming, which we believe is the optimal way to maximize revenues.

Radio Operations

Lincoln Financial Media owns and operates one AM and one FM station in Atlanta, GA, one AM and two FM stations in Charlotte, NC, two AM and three FM stations in Denver, CO and one AM and two FM stations in Miami, FL. In San Diego, CA, Lincoln Financial Media owns and operates four FM stations and owns one AM station now operated by a third party under a local marketing agreement (LMA). The third party operator of the San Diego AM station has declared its intention to exercise a purchase option on that station during 2007.

Most of our radio broadcasting revenue is generated from the sale of local and national advertising. Additional revenue is generated from event payments, barter and other miscellaneous transactions. Our radio stations employ various formats for their programming. A station’s format can be important in determining the size and characteristics of its listening audience. Advertising rates charged by a radio station are based primarily on the station’s ability to attract audiences having certain demographic characteristics in the market area that advertisers want to reach, as well as the number of stations and other advertising media competing in the market and the relative demand for radio in any given market.

Advertising rates generally are the highest during morning and evening drive-time hours. Depending on the format of a particular station, there are certain numbers of advertisements that are broadcast each hour. We determine the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels.

Sports Operations

Lincoln Financial Sports’ principal business is to produce and syndicate broadcasts of Atlantic Coast Conference and Southeastern Conference football and basketball events. The contracts with the leagues were renewed in 2001 and extend through the 2010-2011 seasons for the Atlantic Coast Conference and the 2008-2009 seasons for the Southeastern Conference. Raycom Sports is an equal partner in the contract for Atlantic Coast Conference football and basketball. Most of our sports broadcasting revenue is generated from the sale of advertising time. Additional revenue is generated from renting the trucks that we use to produce sporting events to third parties for both sporting and other event production.

Competition

Our radio and television stations compete for programming, talent and revenues with other radio and television stations as well as with other advertising and entertainment media, including direct distribution cable and satellite television and direct transmission and satellite radio. Lincoln Financial Sports competes with other vendors of similar products and services.

OTHER OPERATIONS

“Other Operations” includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses), along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re. Other Operations also includes the eliminations of intercompany transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to Individual Markets and Employer Markets.

Revenues from Other Operations were as follows:

(in millions)	2006	2005	2004
Premiums	$5	$1	$2
Net investment income	224	203	164
Amortization of deferred gain on indemnity reinsurance	75	76	87
Other revenue and fees	(11)	(6)	(38)
Inter-segment elimination of investment advisory fees	(97)	(99)	(106)

Total	$196	$175	$109

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

As a result of the Jefferson-Pilot merger, we currently have two reinsurance programs - one for LNL and its insurance subsidiaries, Lincoln Life & Annuity Company of New York and First Penn-Pacific Life Insurance Company (the “LNL program”), and one for the Jefferson-Pilot insurance companies (the “JP program”). Under the LNL program, we reinsure approximately 85% to 90% of the mortality risk on newly issued non-term life insurance contracts and approximately 45% to 50% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $1 million and $2 million, respectively.

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

The insurance subsidiaries participating in the JP program are Jefferson Pilot Financial Insurance Company (“JPFIC”), Jefferson Pilot LifeAmerica Insurance Company (“JPLA”) and Jefferson-Pilot Life Insurance Company (“JP Life”). For the JP program, our policy is to reinsure risks in excess of retention, which ranges from less than $1 million to $2 million on a single insured life, depending on the retention limit set for various individual products. We also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten.

With the integration of the Lincoln and Jefferson-Pilot companies and their products, we completed a corporate-wide evaluation of retention levels for new products concerning any one individual life and in the aggregate. This evaluation, to maximize profitability while minimizing mortality risk, will include the impact of changes in mortality retention balanced with the impact of premiums paid to reinsurers for new business written starting in 2007.

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

For more information regarding reinsurance see, Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and “Reinsurance” in the MD&A. For risks involving reinsurance, see “Item 1A—Risk Factors” below.

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

We do not use derivatives for speculative purposes. Derivatives are used for hedging purposes and income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GMDB and GMWB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, and credit, foreign exchange and equity risks. Income generation strategies include credit default swaps through replication synthetic asset transactions (RSATs). These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets. Our investment portfolio does not contain any significant concentrations in single issuers. In addition, we do not have a significant concentration of investments in any single industry segment; no single segment comprises more than 10% of invested assets at December 31, 2006.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

RATINGS

Nationally Recognized Statistical Ratings Organization (“NRSROs”), rate the financial strength of our principal insurance subsidiaries and the debt of LNC. Ratings are not recommendations to buy our securities.

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

As of January 31, 2007, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, are as follows:

	A. M. Best	Fitch	S&P	Moody’s
Lincoln National Life Insurance Co.	A+ (2nd of 16)	AA (3rd of 24)	AA (3rd of 21)	Aa3 (4th of 21)
Lincoln Life & Annuity Co. of New York	A+ (2nd of 16)	AA (3rd of 24)	AA (3rd of 21)	Aa3 (4th of 21)
First Penn-Pacific Life Insurance Co.	A+ (2nd of 16)	AA (3rd of 24)	AA-(4th of 21)	A1 (5th of 21)
Jefferson-Pilot Life Insurance Co.	A+ (2nd of 16)	AA (3rd of 24)	AA (3rd of 21)	Aa3 (4th of 21)
Jefferson Pilot Financial Insurance Co.	A+ (2nd of 16)	AA (3rd of 24)	AA (3rd of 21)	Aa3 (4th of 21)

The A.M. Best, Fitch and Moody’s ratings above have a stable outlook. The S&P ratings have a positive outlook.

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings.

Debt Ratings

The long-term credit rating scales of A.M. Best, Fitch Ratings, S&P and Moody’s are characterized as follows:

•	A.M. Best—aaa to d

•	Fitch—AAA to D

•	Moody’s—Aaa to C

•	S&P—AAA to D

As of January 31, 2007, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, are as follows:

	A. M. Best	Fitch	S&P	Moody’s
LNC	a (6th of 22)	A (6th of 24)	A+ (5th of 22)	A3 (7th of 21)

The short-term credit rating scales of A.M. Best, Fitch Ratings, S&P and Moody’s are characterized as follows:

•	A.M. Best—AMB-1+ to d

•	Fitch—F1 to D

•	Moody’s—P-1 to NP

•	S&P—A-1 to D

As of January 31, 2007, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, are as follows:

	A. M. Best	Fitch	S&P	Moody’s
LNC	AMB-1 (2nd of 6)	F1 (1st of 6)	A-2 (2nd of 6)	P-2 (2nd of 4)

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

In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. Our insurance subsidiaries are domiciled in the following states:

Insurance Subsidiary	State of Domicile
The Lincoln National Life Insurance Company (“LNL”)	Indiana
Jefferson-Pilot Life Insurance Company (“JP Life”)	North Carolina
First Penn-Pacific Life Insurance Company (“First Penn”)	Indiana
Jefferson Pilot Financial Insurance Company (“JPFIC”)	Nebraska
Jefferson Pilot LifeAmerica Insurance Company (“JPLA”)	New Jersey
Lincoln Life & Annuity Company of New York (“LLANY”)	New York

The insurance departments of those states exercise principal regulatory jurisdiction over them. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct. Insurance company regulation is discussed further below under “Insurance Holding Company Regulation” and “Restrictions on Subsidiaries’ Dividends and Other Payments.”

A new statutory reserving standard (commonly called “VACARVM”) is being developed by the NAIC replacing current statutory reserve practices for variable annuities with guaranteed benefits such as GMWBs. The timing for adoption of VACARVM is not certain but we currently expect adoption in 2007. In its current draft form, VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us. We plan to utilize existing captive reinsurance structures to lessen any negative impact on statutory capital and dividend capacity in the life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries. For more information of the impact of VACARVM, see “Review of Financial Condition—Liquidity and Capital Resources.”

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) was enacted. EGTRRA contains provisions that have and will continue, near term, to significantly lower individual tax rates. These may have the effect of reducing the benefits of tax deferral on the inside build-up of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products. These provisions expire after 2010, unless extended.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was enacted. Individual taxpayers are the principal beneficiaries of JGTRRA, which includes an acceleration of certain of the income tax rate reductions enacted originally under EGTRRA, as well as capital gains and dividend tax rate reductions. On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2006 (“TIPRA”) was signed into law. TIPRA extends the lower capital gains and dividends rates through the end of 2010. Although most of these rate reductions expire after 2010, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Like the EGTRRA changes, the JGTRRA changes may hinder our sales and result in increased surrender of insurance and annuity products.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”), which includes provisions affecting non-qualified deferred compensation plans that may make such plans more complicated for employers depending on final tax rules and regulations. Because our COLI products are often used to support such deferred compensation liabilities, the AJCA may constrain sales of our COLI products.

In February 2007, bills were introduced in Congress to provide tax incentives designed to encourage individuals to invest their after-tax income in retirement vehicles, such as annuities, that provide guaranteed lifetime income. Under the proposal, individuals would not pay federal taxes on one-half of the income generated by annuities that make lifetime payments up to an annual limit of $20,000. If this bill is enacted into law, we believe that it would have a favorable impact on our annuity business.

In February 2006, the Bush Administration proposed that many of the temporary rate reductions from EGTRRA and the 2003 Act be made permanent. The Administration also continues to propose tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. However, we expect that the income for life guarantee provided within an annuity and features like our GMWB will continue to be viewed as significant benefits and may offset the adverse effect of these proposals.

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law. PPA makes numerous changes to pension and other tax laws including: permanence for the EGTRRA enacted pension provisions including higher annual contribution limits for defined contribution plans and IRAs as well as catch-up contributions for persons over age 50; clarification of the safest available annuity standard for the selection of an annuity as a distribution option for defined contribution plans; expansion of investment advice options for defined contribution plan participants and IRA owners; more stringent funding requirements for defined benefit pension plans and clarification of the legal status of hybrid (cash balance) pension plans; and non-pension related tax changes such as the codification of COLI best practices bringing more certainty to this market segment; permanence for EGTRRA enacted tax benefits for section 529 college savings plans; and favorable tax treatment for long-term care insurance included as a rider to or on annuity products.

We expect many of these changes to have a beneficial effect upon various segments of our business lines.

Some of our separate accounts as well as mutual funds that we sponsor, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the NASD’s net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. LFN’s agents and our employees, insofar as they are involved in the sale or marketing of products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

Federal and state regulators are devoting substantial attention to the mutual fund, indexed annuity and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous regulatory reform, initiatives addressing issues which include, but are not limited to, mutual fund governance and compliance practices, late trading, suitability of indexed and variable annuity products, directed brokerage and soft dollars, and new disclosure requirements concerning commission breakpoints, revenue sharing, shelf space, advisory fees, market timing, portfolio pricing, information about portfolio managers and other issues. While we have made certain changes to our businesses in response to new regulations, they have not had a significant impact on our businesses. However, it is difficult to predict whether additional changes resulting from new regulations will materially affect our businesses, and, if so, to what degree.

Television and radio broadcasting operations are subject to the jurisdiction of the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Act”). The Act empowers the FCC to issue, renew, revoke or modify broadcasting licenses, assign frequencies, determine the locations of stations, regulate the equipment used by stations, establish areas to be served, adopt necessary regulations, and impose certain penalties for violation of the regulations. The Act and present regulations prohibit the transfer of a license or of control of a licensee without prior approval of the FCC; restrict in various ways the common and multiple ownership of broadcast facilities; restrict alien ownership of licenses; and impose various other strictures on ownership and operation.

Broadcasting licenses are granted for a period of eight years for both television and radio and, in the absence of adverse claims as to the licensee’s qualifications or performance, will normally be renewed by the FCC for an additional term.

Insurance Holding Company Regulation

LNC and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana, Nebraska, North Carolina, New Jersey and New York. These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

In addition, our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives Commissioner broad discretion to disapprove requests for dividends in excess of these limits. The states of domicile of our other major insurance subsidiaries, JP Life, JPFIC and JPLA, have similar, but not identical, restrictions.

Indiana law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Indiana Insurance Commissioner to bring an action to rescind a dividend which violates these standards. In the event that the Indiana Insurance Commissioner determines that the policyholders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary. For information regarding dividends paid to us during 2006 from our insurance subsidiaries, see “Review of Consolidated Financial Condition—Sources of Liquidity and Cash Flow” in our MD&A.

As stated above, LNL is also an accredited reinsurer in the state of New York. As a result, it is also subject to the certain regulatory requirements of the state of New York. These regulations include reserve requirements, which differ from Indiana’s requirements. The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners (“NAIC”). If New York requires us to maintain a higher level of capital to remain an accredited reinsurer in New York, LNL’s ability to pay dividends to LNC could be constrained. However, we do not expect the New York reserve requirements to constrain LNL’s ability to pay dividends during 2007. For further information on the ability of our subsidiaries to pay dividends to us, see “Review of Consolidated Financial Condition—Sources of Liquidity and Cash Flow” in the MD&A.

Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. Effective January 1, 2005, all insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA imposes certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

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

Category	Name	Description
Asset Risk – Affiliates	C-0	Risk of assets’ default for certain affiliated investments
Asset Risk – Other	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value
Insurance Risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest Rate Risk, Health Credit Risk and Market Risk	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business Risk	C-4	Risk of general business

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

At December 31, 2006, the RBC ratios of LNL, JP Life, JPFIC, JPLA, First Penn and LLANY reported to their respective states of domicile and the NAIC all exceeded the “Company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “Company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, including but not limited to changes in the regulatory environment, including changes to the manner in which the RBC ratio is calculated, economic conditions and competitive conditions in the jurisdictions in which we write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

EMPLOYEES

As of December 31, 2006, we had a total of 10,744 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

Item 1A.	Risk Factors

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

Our reserves for future policy benefits and claims may prove to be inadequate. We establish and carry, as a liability, reserves based on estimates of how much we will need to pay for future benefits and claims. For our life insurance and annuity products, we calculate these reserves based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the lapse rate of the policies, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amounts that we will pay, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims. As a result, we would incur a charge to our earnings in the quarter in which we increase our reserves.

Because the equity markets and other factors impact the profitability and expected profitability of many of our products, changes in equity markets and other factors may significantly affect our business and profitability.

The fee revenue that we earn on equity-based variable annuities, unit-linked accounts, variable universal life insurance policies and investment advisory business, is based upon account values. Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee revenue. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses. As a result, the higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), and deferred front-end sales loads (“DFEL”). However, a decrease in the equity market as well as increases in lapses, mortality rates and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA and DFEL and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, VOBA and DFEL amortization, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” below.

Changes in the equity markets, interest rates and/or volatility affects the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse effect on our business and profitability.

The amount of reserves related to the guaranteed minimum death benefits (“GMDB”) for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death benefit, calculated using a benefit ratio approach. The GMDB reserves take into account the present value of total expected GMDB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. The amount of reserves related to the guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed income benefits (“GIB”) for variable annuities is based on the fair value of the underlying benefit. Both the level of expected GMDB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. The liabilities related to GMWB and GIB benefits valued at fair value are impacted by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets will decrease the amount of GMDB reserves that we must carry, and strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the GMWB and GIB benefits.

Conversely, a decrease in the equity markets will increase the net amount at risk under the GMDB benefits we offer as part of our variable annuity products, which has the effect of increasing the amount of GMDB reserves that we must carry. Also, a decrease in the equity market along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying GMWB and GIB benefits, which has the effect of increasing the amount of GMWB and GIB reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, extreme swings or liquidity in the equity and derivatives markets, contractholder behavior different than expected, and divergence between the performance of the underlying funds and hedging indices. For more information on our hedging program, see “Critical Accounting Policies—Insurance and Investment Contract Obligations” in the MD&A.

Changes in interest rates may cause interest rate spreads to decrease and may result in increased contract withdrawals.

Because the profitability of our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability. Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital. Some of our products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

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

A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and rate our debt. Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future. Please see “Item 1. Business—Ratings” above for a complete description of our ratings.

Our financial strength ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings. This could lead to a decrease in fees as outflows of assets increase, and therefore, result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above.

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

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2006, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, LFN and LFD, as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and the National Association of Securities Dealers (“NASD”). Our Investment Management segment, like other investment management companies, is subject to regulation and supervision by the SEC, NASD, the Municipal Securities Rulemaking Board, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln UK is subject to regulation by the Financial Services Authority in the U.K. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. Finally, our television and radio operations require a license, subject to periodic renewal, from the FCC to operate. While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations.

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

For further information on regulatory matters relating to us, see “Item 1. Business—Regulatory” above.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable and indexed insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to, and in some cases have settled or are in the process of settling, certain of these inquiries and potential proceedings. We continue to cooperate fully with such authorities. In addition, we are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally. Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

The Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) as well as the Jobs and Growth Tax Relief Reconciliation Act of 2003 contain provisions that have and will continue, near term, to significantly lower individual tax rates. These may have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent’s estate. Many of these provisions expire in 2010, unless extended. The Bush Administration continues to propose that many of the foregoing rate reductions, as well as elimination of the estate tax, be made permanent, and continues to propose several tax-favored savings initiatives, that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. Although we cannot predict the overall effect on the sales of our products of the tax law changes included in these Acts, some of these changes might hinder our sales and result in the increased surrender of insurance products.

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

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our insurance, investment management and communication company subsidiaries.

Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. Changes in these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as ceding). At the end of 2006, we have ceded approximately $334 billion of life insurance in-force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2006, we had $7.9 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $4.1 billion relates to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. During 2004, Swiss Re funded a trust to support this business. The balance in the trust changes as a result of ongoing reinsurance activity and was $1.9 billion at December 31, 2006. In addition, should Swiss Re’s financial strength ratings drop below either S&P AA- or AM Best A or their NAIC risk-based capital ratio fall below 250%, assets equal to the reserves supporting business reinsured must be placed into a trust according to pre-established asset quality guidelines. Furthermore, approximately $2.1 billion of the Swiss Re treaties are funds-withheld structures where we have a right of offset on assets backing the reinsurance receivables.

During the third quarter one of LNL’s reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $1.2 billion of fixed annuity business that LNL reinsures with Scottish Re, approximately 78% is reinsured through the use of modified coinsurance treaties, in which LNL possesses the investments that support the reserves ceded to Scottish Re. For its annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust for the benefit of LNL that supports the reserves. In addition to fixed annuities, LNL has approximately $84 million of policy liabilities on the life insurance business it reinsures with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to LNL.

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

We reinsure a significant amount of the mortality risk on fully underwritten newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness and they may be changed in the future. If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers not willing to offer coverage. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

Catastrophes may adversely impact liabilities for policyholder claims and the availability of reinsurance.

Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic, an act of terrorism or other event that causes a large number of deaths or injuries. Significant influenza pandemics have occurred three times in the last century, but the likelihood, timing, or the severity of a future pandemic cannot be predicted. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Pandemics, hurricanes, earthquakes and man-made, including terrorism, catastrophes may produce significant damage in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Accordingly, our ability to write new business could also be affected.

Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established will be adequate to cover actual claim liabilities, and a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to attract and retain sales representatives and other employees, particularly financial advisors.

We compete to attract and retain financial advisors, wholesalers, portfolio managers and other employees, as well as independent distributors of our products. Intense competition exists for persons and independent distributors with demonstrated ability. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining financial advisors, wholesalers, portfolio managers and other employees, as well as independent distributors of our products.

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

Our businesses are intensely competitive. We compete based on a number of factors including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying and credit ratings. Our competitors include insurers, broker-dealers, financial advisors, asset managers and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do.

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

Third parties that owe us money, securities or other assets may not pay or perform their obligations. These parties include the issuers whose securities we hold, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons. A downturn in the United States and other economies could result in increased impairments.

We may have difficulty integrating Jefferson-Pilot and may incur substantial unexpected costs in connection with the integration.

We may experience material unanticipated difficulties or expenses in connection with integrating Jefferson-Pilot, especially given the relatively large size of the merger. Integrating Jefferson-Pilot with us is a complex, time-consuming and expensive process. Before the merger, we and Jefferson-Pilot operated independently, each with its own business, products, customers, employees, culture and systems.

We may seek to combine certain operations, functions and legal entities using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful or delayed in implementing the integration of these systems and processes, which may cause increased operating costs, worse than anticipated financial performance or the loss of clients, employees and agents. Many of these factors are outside our control.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

LNC and the various operating businesses own or lease approximately 3.8 million square feet of office space. We lease 0.4 million square feet of office space in Philadelphia, Pennsylvania for our corporate center and for the Investment Management segment, LFD and LFN. The operating units in the Fort Wayne, Indiana and Greensboro, North Carolina areas own or lease 1.4 million square feet. Also, businesses operating in the Chicago, Illinois metro area, Atlanta, Georgia, Omaha, Nebraska, Concord, New Hampshire, Hartford, Connecticut and the United Kingdom own or lease another 0.9 million square feet of office space. An additional 1.1 million square feet of office space is owned or leased in other U.S. cities for branch offices and other operations. As provided in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the rental expense on operating leases for office space and equipment totaled $66 million for 2006. This discussion regarding properties does not include information on investment properties.

Item 3.	Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 28, 2007 were as follows:

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Jon A. Boscia	54	Chairman, Chief Executive Officer and Director (since 2001). President and Director, The Lincoln National Life Insurance Company * (1998-2004).

Charles C. Cornelio	47	Senior Vice President, Shared Services and Chief Information Officer (since April 2006). Executive Vice President, Technology and Insurance Services, Jefferson-Pilot (2004-April 2006). Senior Vice President, Jefferson-Pilot (1997-2004).

Patrick P. Coyne	43	President of Lincoln National Investment Company, Inc.* and Delaware Management Holdings, Inc.* (since July 2006). Executive Vice President and Chief Investment Officer, Lincoln National Investment Company, Inc. and Delaware Management Holdings, Inc. (2003-July 2006). Senior Vice President and Deputy Chief Investment Officer, Lincoln National Investment Company, Inc. and Delaware Management Holdings, Inc. (2002-2003).

Frederick J. Crawford	43	Senior Vice President and Chief Financial Officer (since 2005). Vice President and Treasurer (2001-2004).

Robert W. Dineen	57	President, Lincoln Financial Advisors* (since 2002). Senior Vice President, Managed Asset Group, Merrill Lynch, a diversified financial services company (2001-2002).

Heather C. Dzielak	38	Senior Vice President, Retirement Income Security Ventures* (since September 2006); Vice President, Lincoln National Life Insurance Company* (December 2003-September 2006); Vice President of Sales—Chief Administrative Officer, ING USA Annuity and Life Insurance Co. (May-November 2003); Vice President of Sales—Income Annuity Product Line Leader, ING USA Annuity and Life Insurance Co. (2001-2003).

Dennis R. Glass	57	President, Chief Operating Officer and Director (since April 2006). President and Chief Executive Officer, Jefferson-Pilot (2004-April 2006). President and Chief Operating Officer, Jefferson-Pilot (2001-April 2006). Executive Vice President, Chief Financial Officer and Treasurer, Jefferson-Pilot (1993-2001).

Mark E. Konen	47	President, Individual Markets* (since April 2006). Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004-April 2006). Executive Vice President, Product/Financial Management (2002-2004). Executive Vice President, Product Development, M&A (2000-2002).

Barbara S. Kowalczyk	55	Senior Vice President, Corporate Planning and Development (since 1994).

Elizabeth L. Reeves	53	Senior Vice President, Chief Human Resources Officer (since 2005). Senior Vice President, Human Resources, The ServiceMaster Company, a home services company (2002-2004). Executive Vice President, Human Resources, BCOM 3 Group (now Publicis), a communications company (2000-2002).

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Dennis L. Schoff	47	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel (2001-2002). Vice President and Associate General Counsel (2000-2001).

Michael Tallett-Williams	53	President and Managing Director, Lincoln National (UK)* (since 2000). Chief Financial Officer, Lincoln National (UK)* (1995-2000).

Westley V. Thompson	52

President, Employer Markets* (since April 2006). Chief Executive Officer and

President, Lincoln Financial Distributors (2000-April 2006). Senior Vice President,

Lincoln Life and Annuity Distributors (1998-2002).

*	Denotes an affiliate of LNC.
**	Age shown is based on the officer’s age as of February 28, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Stock Market and Dividend Information

The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7—MD&A—Review of Consolidated Financial Condition” and Note 10 to the Consolidated Financial Statements. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data: (per share)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2006
High	$57.97	$60.52	$63.47	$66.72
Low	52.00	54.30	53.94	61.74
Dividend declared	0.380	0.380	0.380	0.395

2005
High	$49.42	$47.77	$52.42	$54.41
Low	44.36	41.59	46.59	46.94
Dividend declared	0.365	0.365	0.365	0.380

At December 31, 2006, the number of shareholders of record of LNC’s common stock was 12,256.

Exchanges: New York and Chicago.

Stock Exchange Symbol: LNC

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2006:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
10/1/06 - 10/31/06	2,924	$63.69	—	$221.6

11/1/06 - 11/30/06	150,050,317	63.39	150,000,000	221.6

12/1/06 - 12/31/06	—	—	—	221.6

(1)

Of the total number of shares purchased, 37,014 shares were received in connection with the exercise of stock options and related taxes and 13,303 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended December 31, 2006, there was 1.5 billion shares purchased as part of publicly announced plans or programs.

(2)

In January 2006, our Board of Directors approved a $1.6 billion increase in share repurchase authorization, bringing the total authorization at the time to $1.8 billion. At December 31, 2006, our share repurchase authorization was $649 million. On February 23, 2007, we announced that our Board approved a $2 billion increase in the authorization, bringing the total current authorization to $2.6 billion. On February 6, 2007, we announced a $500 million accelerated share buyback program to be executed by the end of the first quarter of 2007. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(3)	As of the last day of the applicable month.

(d)	Information on Securities Authorized for Issuance Under Equity Compensation Plans is in Item 12.

Item 6.	Selected Financial Data

	(millions of dollars, except per share data)
Year Ended December 31	2006	2005	2004	2003	2002
Total revenue	$9,063	$5,475	$5,351	$5,284	$4,636
Income before cumulative effect of accounting changes	1,316	831	732	767	49
Cumulative effect of accounting changes	—	—	(25)	(255)	—

Net income	$1,316	$831	$707	$512	$49

Per share data: (1)
Net income-diluted	$5.13	$4.72	$3.95	$2.85	$0.26
Net income-basic	5.21	4.80	4.01	2.89	0.27
Common stock dividends	1.535	1.475	1.415	1.355	1.295

	(millions of dollars, except per share data)
At December 31	2006	2005	2004	2003	2002
Assets	$178,494	$124,860	$116,219	$106,745	$93,185
Senior notes	2,231	999	1,049	1,118	1,119
Junior subordinated debentures issued to affiliated trusts	155	334	340	341	393
Capital securities	1,072	—	—	—	—
Shareholders’ equity	12,201	6,384	6,176	5,812	5,348
Per share data: (1)
Shareholders’ equity (including accumulated other comprehensive income)	$44.21	$36.69	$35.53	$32.56	$30.10
Shareholders’ equity (excluding accumulated other comprehensive income)	41.99	33.66	30.17	27.69	25.97
Market value of common stock	66.40	53.03	46.68	40.37	31.58

(1)	Per share amounts were affected by the issuance of 112.3 million shares for the acquisition of Jefferson-Pilot and the retirement of 16.9 million, 2.3 million, 7.6 million and 12.1 million shares of common stock in 2006, 2005, 2004 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of December 31, 2006, compared with December 31, 2005, and the results of operations of LNC in 2006 and 2005, compared with the immediately preceding year. On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (Jefferson-Pilot). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC’s. As part of the merger, we realigned our businesses to conform to the way we intend to manage and assess our business going forward. Accordingly, all prior period segment results have been adjusted to reflect the new segmentation. The financial information presented herein for the year ended December 31, 2006, reflects the accounts of LNC for the three months ended March 31, 2006, and the consolidated accounts of LNC and Jefferson-Pilot for the remainder of 2006. The data presented herein for the 2005 and 2004 periods reflect the accounts of LNC. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, see Note 3 to the Consolidated Financial Statements in this Form 10-K.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 (“Financial Statements and Supplementary Data”). You should also read our discussion below of “Critical Accounting Policies” beginning on page 42 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments. Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2006 presentation.

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

•

A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

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

•

Changes in accounting principles generally accepted in the United States (“GAAP”) that may result in unanticipated changes to LNC’s net income, including the impact of adopting Statement of Position 05-1;

•

Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•

Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries and the adverse impact such action may have on the premium writings, policy retention, and profitability of its insurance subsidiaries;

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

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism, war, or other man-made and natural catastrophes that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that LNC can charge for its products;

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

The risks included here are not exhaustive. Other sections of this report, including the “Risk Factors” beginning on page 26 and LNC’s quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and investment management businesses as well as broadcasting and sports programming business through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, variable universal life insurance, linked-benefit universal life, term life insurance, mutual funds and managed accounts.

Our individual products and services are distributed primarily through brokers, planners, agents and other intermediaries with sales and marketing support provided by the 479 wholesalers within Lincoln Financial Distributors (“LFD”), our wholesaling distributor. Our group products and services are distributed primarily through financial advisors, employee benefit brokers, third party administrators, and other employee benefit firms with sales support provided by Lincoln’s Employer Markets group and retirement sales specialists. Our retail distributor, Lincoln Financial Network, offers LNC and non-proprietary products and advisory services through a national network of approximately 4,100 full-time financial planners and advisors, along with more than 11,000 general agents, all operating under multiple affiliation models and open architecture.

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

As a result of the merger, we provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and are reporting results through seven business segments. These operating businesses and their segments are described in “Part I, Item 1, Business” of this Form 10-K.

We view our business similar to a columned structure as presented below.

The base of the structure is our employees. Overlaying the base is financial and risk management, and operating efficiency, which are the cornerstones of our management and business philosophy. Talented employees and strong financial and risk management provide the foundation from which we operate and grow our company. Our April 2006 combination with Jefferson-Pilot, well known within the industry for their operational effectiveness, further strengthens the foundation to deliver on our strategic intent. During 2006 and into 2007, we are making investments in operating efficiencies to integrate and consolidate administrative systems across the enterprise.

Solutions is one of the pillars of our business. We offer creative product solutions that focus on how each part of a person’s portfolio can provide either income, accumulation, protection or leverage appropriately during the different phases of the retirement wealth cycle. To that end, our strategic intent is to be “The Retirement Income Security Company”. Retirement income security represents all of the risks at various stages of the wealth management cycle, not just the risk of outliving income during retirement. According to industry studies, by 2012 it is estimated that there will be over $1 trillion of money in motion each and every year as retirees begin to withdraw funds from their retirement vehicles and the retirees will need a strategy to manage those funds. We expect that these retirees will also be looking for the ability to transfer risk of their financial retirement decisions from themselves to someone else and the insurance industry is uniquely positioned to transfer those risks. To help accelerate our preparation to seize this opportunity, we formed the Retirement Income Security Venture (“RISV”), which is a group of individuals from within our organization tasked with developing the plans and products for success in this strategy.

Our merger with Jefferson-Pilot has increased our distribution breadth through retail distribution channels. In addition, the merger has expanded the life and annuity product offerings available to our existing channels and increased our capital position to support growth. Growth remains our priority as we move into 2007. We participate in many markets with multiple products/services and our goal is to gain market share in every market we operate. During 2006 and into 2007, we are focused on making a larger, unified product suite available to our distribution force. To this end we expect to reorganize our insurance subsidiaries by merging the two primary Jefferson-Pilot insurance subsidiaries, JP Life and JPFIC into LNL and by merging LNY into JPLA during 2007.

Within the Individual Markets’ variable annuity business, our Lincoln Smart SecuritySM Advantage, with its one- and five-year reset feature, continued to experience growth with elections totaling 46% of deposits in 2006 for products which offer these features. In addition, we offer a patented annuity product feature, i4LIFE®, which we introduced a few years ago to meet the needs of baby boomers for retirement income as they enter the retirement phase of their life cycle. The i4LIFE® Advantage product offers a guaranteed minimum income benefit (“GIB”) rider, which can be elected to provide a floor to the amount of income available from the annuity during retirement. In 2006, elections of i4LIFE® were $1.7 billion, an increase of nearly $700 million over 2005. As a result of our merger with Jefferson-Pilot, we offer an indexed fixed annuity, which offers upside growth from equity markets with fixed return protection. We believe that the baby-boomer generation reaching retirement age will present an emerging opportunity for companies like ours that offer products allowing baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs.

In our Individual Markets Life Insurance segment, we continue to face competitive pressures, especially related to life insurance products with secondary guarantees. For products with secondary guarantees, we remain committed to maintaining appropriate risk management and pricing discipline despite the competitive environment. Sales of insurance products with such guarantees comprised 69% of our life insurance sales in 2006. In addition, we are seeking capital market solutions in response to regulations requiring increases in statutory reserves for these products.

In conjunction with integrating LNC and Jefferson-Pilot, we created a new Employer Markets reporting segment. The creation of this segment should allow us to better capitalize on the success we have already had in this market place - more than $35 billion in assets under management and administration - and on trends in employer-sponsored benefit plans. These trends include a decline in defined benefit pension plans and an increase in voluntary defined contribution plans, such as 401(k)s / 403(b)s, and a similar trend towards voluntary group life and disability, giving way to a convergence of distribution strategies. We see opportunities to capitalize on revenue synergies by leveraging our Group Protection group business with Retirement Products’ defined contribution platform for a single employer solution. We also believe that the recently passed Pension Protection Act of 2006 will benefit the Employer Markets segment.

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

As our businesses and products are complex, so is the manner in which we derive income. We derive our revenues primarily from fees for asset management and mortality and expense charges on variable annuity and variable universal life insurance account values, cost of insurance (“COI”) charges on life insurance products, asset management fees on retail and institutional assets under management, premiums on whole life and term life insurance, and investment income on our general account assets supporting fixed annuity, term life, whole life, universal life and interest sensitive whole life insurance products. COI charges are assessed on the net amount at risk (“NAR”) for investment-oriented life insurance products. NAR represents the face amount of insurance in force less the account values to cover death benefits. Deposits and first year premiums in current quarters do not have a significant immediate impact on current period income from operations, but are an important indicator of future profitability.

The profitability of our variable annuity and investment management businesses is dependent upon the level of account values and assets under management from which fees are earned. Changes in account values and assets under management are the result of net flows, the amount of assets deposited with us, net of assets returned to or withdrawn by the account owner, and the effect of changes in the equity markets on the underlying funds. Variable annuity account values are calculated on a daily basis with fees earned on those daily balances, rather than end of period values. As a result, point to point changes in equity market indices do not affect variable annuity fee income in the immediate period as much as does the timing of when the changes in the equity markets occurred during the period. Changes in the equity markets also impact the amount of variable annuity payments for guaranteed benefits, such as GMDB, GMWB and GIB as well as the amortization of DAC, VOBA, DSI and DFEL.

The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder. The profitability of the life insurance business depends primarily on the size of the in-force block of business, product-pricing discipline and underwriting proficiency.

During 2007 we expect our major challenges to include:

•	The continued, successful integration of the Jefferson-Pilot businesses and the successful launch of our unified product portfolio.

•

While recent increases in long-term rates have eased pressure on spreads, a continuation of the low interest rate environment creates a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The ability to generate tangible results from RISV.

•	The continued, successful expansion of our wholesale distribution businesses.

•	The ability to improve financial results and sales growth in Employer Markets.

•

The continuation of competitive pressures in the life insurance marketplace, increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

In the face of these challenges, there are three key themes that will influence our actions and decisions throughout 2007:

•

Taking market share. We are making sizeable investments in distribution throughout the organization, recognizing that sales growth is driven by our ability to maintain a strong presence in our key accounts and distribution channels.

•	Jumpstarting our RISV. The focus of this cadre of insurance professionals is to rethink the products, delivery systems and customer servicing that will address the emerging needs of the baby boomers.

•

Embedding financial and execution discipline in our operations. We are making significant investments in operating efficiencies while integrating and consolidating systems and processes across the organization. Investment decisions will be evaluated based on a comprehensive metrics-based approach.

Recent Developments

On November 3, 2006, we entered into an agreement to purchase approximately 2.3 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $150 million. The program terminated on November 27, 2006. As a result of the aggregate initial purchase price being greater than the volume weighted average share price during the term of the program, 17,000 shares of common stock were delivered on December 1, 2006 in final settlement of the program. All shares were retired upon receipt.

During the fourth quarter of 2006 and first quarter of 2007, we called for redemption $485 million in long-term debt with interest rates ranging from 7.65% to 8.285%. For a description of the redemptions, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” below.

Critical Accounting Policies

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position. In applying these critical accounting policies in preparing our financial statements, management must use significant judgments and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, assumptions and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1 of our Consolidated Financial Statements.

Deferred Acquisition Costs, Value of Business Acquired, Deferred Sales Inducements and Deferred Front-end Loads

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and the liability for deferred front-end loads (“DFEL”) impact Individual Markets Annuities, Individual Markets Life Insurance, Employer Markets Retirement Products and Other, Group Protection, and Lincoln UK segments.

Acquisition costs for variable annuity contracts, universal and variable universal life insurance policies are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products we sold or VOBA for books of business we acquired. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, included within contract and policyholder funds, and when amortized, increases product expense charge revenues and income. DSI is a balance sheet asset, included within other assets, and when amortized, increases insurance benefits and reduces income.

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL. We review the various assumptions including investment margins, mortality and retention. These assumptions also impact the reserves for the guarantee features within our variable annuity and life insurance products. The combined effect of these changes resulted in a decrease to income from operations of $6 million after-tax in 2006, compared with a $41 million after-tax increase to income from operations in 2005. The effects varied by segment and are discussed further in the respective segment discussions below. Additionally, we harmonized several assumptions and related processes as a result of our merger with Jefferson-Pilot.

The table below presents the balances by business segment as of December 31, 2006.

December 31, 2006 (in millions)	Individual Markets		Employer Markets		Lincoln UK	Other Operations	Total
	Annuities	Life Insurance	Retirement Products	Group Protection
DAC and VOBA	$2,050	$4,659	$763	$138	$809	$1	$8,420
DSI	194	—	—	—	—	—	194

Total DAC, VOBA and DSI	2,244	4,659	763	138	809	1	8,614
DFEL	101	450	22	—	404	—	977

Net DAC, VOBA, DSI and DFEL	$2,143	$4,209	$741	$138	$405	$1	$7,637

Note:	The above table includes DAC and VOBA amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Under SFAS No. 60, acquisition costs for traditional life insurance and Group Protection’s products, which include whole life and term life insurance contracts, and group life, dental and disability contracts, are amortized over periods of 10 to 30 years for life products and up to 15 years for group products, on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS No. 60 for fixed and variable payout annuities.

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

Because equity market movements have a significant impact on the value of variable annuity and unit-linked accounts (contracts written in the U.K. similar to U.S. produced variable life and annuity products) and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets. Significant and sustained changes in equity markets could therefore have an impact on DAC amortization for our variable annuity, annuity-based 401(k) business and unit-linked business, but have significantly less impact on DAC amortization for our life insurance business because approximately 83% of their account values pertain to interest sensitive products, such as universal life and interest sensitive whole life. Our assumption for the long-

term annual gross growth rate of the equity markets used in the determination of DAC amortization is 9%, which is reduced by mortality and expense charges (“M&E”) and asset management charges.

On a quarterly basis, we review actual and estimates of future gross profits underlying the DAC amortization model and record a positive or negative retrospective adjustment to the amount expensed (i.e., unlock DAC, VOBA and DSI), or earned (i.e. unlock DFEL). On an annual basis, we review and adjust as necessary our assumptions for prospective amortization of DAC, VOBA, DSI and DFEL. As discussed further below, we completed our 2006 comprehensive review of assumptions during the quarter ended September 30, 2006.

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

Beginning in the fourth quarter of 2004, we enhanced our RTM process to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. We changed our RTM process because we do not believe that random and insignificant short-term fluctuations in equity market returns are reflective of the best estimate of future EGPs. We believe it is larger fluctuations or sustained trends in the equity markets that should change our best estimate of future EGPs for these products. This process is not applied to our life insurance and fixed annuity businesses, as equity market performance does not have a significant impact on these products. Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are impossible to predict, the underlying premise of this process is that best estimate projections of future EGPs, as required by Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI and DFEL. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs. We compare the range of the present value of the future EGPs from the stochastic modeling to that used in the DAC amortization model. A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs. These intervals are compared to the present value of the EGPs used in the DAC, VOBA, DSI and DFEL amortization model. If the present value of EGP assumptions utilized for amortization were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would occur. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that the re-projected EGPs would be our best estimate of EGPs.

Notwithstanding these intervals, if a severe decline or advance in equity markets were to occur or should other circumstances, including policyholder activity, suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary. A severe decline or advance in equity markets would involve a sustained change from December 31, 2006 levels.

Our practice is not necessarily to unlock immediately after exceeding the first of the two statistical ranges, but rather if we stay between the first and second statistical range for several quarters, we would likely unlock. Additionally, if we exceed the ranges as a result of a short-term market reaction, such as we saw after the events of September 11, 2001, we would not necessarily unlock. However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock. While this approach reduces adjustments to DAC, VOBA, DSI and DFEL due to short-term equity market fluctuations, significant changes in the equity markets that extend beyond one or two quarters could result in a significant positive or negative unlocking.

Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC amortization for the variable component of our variable annuity products, as this component is primarily equity related. This variable appreciation rate is before the deduction of our contract fees. Under our current RTM methodology, we take into account the market performance on the business that was in force when the enhanced RTM methodology was put in effect using the RTM process used prior to the fourth quarter of 2004. For business issued in years prior to 2005 for the Individual Markets Annuity—segment and a portion of the Employer Markets—Defined Contribution segment, the assumed annual variable appreciation rate is 5.11% as of December 31, 2006. It remains 5.11% for the subsequent 21-month period and is then 9% thereafter. For business issued subsequent to 2004, the assumed annual variable appreciation rate and the long-term growth rate are 9%. The actual variable appreciation rate since the date of enhanced RTM implementation has been better than the assumed rate. As a result, we are more likely to unlock DAC from positive variable performance rather than from negative returns from December 31, 2006. Given our position within the range around our best estimate of EGPs for the Individual Markets—Annuity and the Employer Markets—Defined Contribution segments at December 31, 2006, a one-quarter equity market movement of positive 10% would bring us to the first of the two statistical ranges while a one-quarter equity market movement of positive 35% would bring us to the second of the two ranges for these segments. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges. As an illustration of the potential impact, given where our best estimate of EGPs for the Individual Markets—Annuity and Employer Markets—Defined Contribution segments were positioned in the range at December 31, 2006, if we were to reset the RTM to a gross equity market growth assumption representing the midpoint between the first of the two statistical ranges and the mean of the projections from December 31, 2006 forward in determining revised EGPs, we estimate it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $104 million pre-tax ($67 million after-tax).

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 addresses the accounting for DAC on internal replacements other than those described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” An internal replacement is defined by SOP 05-1 as a modification in product benefits, features, rights or coverages that occurs by (a) exchanging the contract for a new contract, (b) amending, endorsing or attaching a rider to the contract, or (c) electing a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written-off. SOP 05-1 is to be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

We will adopt this new accounting guidance effective January 1, 2007, primarily impacting both our Individual Markets Annuities and our Employer Markets Group Protection businesses. The adoption of this new guidance impacts our assumptions for lapsation used in the amortization of DAC and VOBA. We estimate that our adoption will result in a reduction to our DAC and VOBA balances between $75 million to $100 million pre-tax, which will be recorded as a reduction to retained earnings. SOP 05-1 is expected to prospectively increase DAC and VOBA amortization in 2007. Our preliminary estimates indicated a range of $15-20 million increase in DAC and VOBA amortization primarily for Individual Markets Annuities. Our preliminary estimates are based upon our interpretation of SOP 05-1 and the proposed implementation guidance. We continue to analyze the impact on DAC and VOBA amortization and are currently evaluating the effect of a Technical Practice Aide (“TPA”) issued in February 2007. As a result, the actual impact of the adoption of SOP 05-1 may differ significantly from our preliminary estimates as the issuance of new implementation guidance and evolving industry practice may affect our interpretation and implementation.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Intangibles that do not have indefinite lives are amortized over their estimated useful lives.

The valuation techniques we use to estimate the fair value of the group of assets comprising the different reporting units varies based on the characteristics of each reporting unit’s business and operations. A market-based valuation technique that focuses on price-to-earnings (“P/E”) multiplier and the segment-level operating income is used for the Individual Markets and Employer Markets operating business. For the Lincoln UK segment, a discounted cash flow model is utilized to determine the fair value. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization and assets under management is used to assess the goodwill in our Investment Management segment. We use October 1 as the annual review date for impairment. The results of the tests performed as of October 1, 2006, 2005 and 2004 indicated that we did not have impaired goodwill. The valuation techniques used for the Lincoln UK and the Investment Management segments are consistent with the methods used in previous periods.

The $3.3 billion of goodwill resulting from the merger with Jefferson-Pilot, which resulted from the excess of the purchase price over the fair value of the net assets acquired at the merger date, was not tested for impairment as we believe the fair market valuation performed as of the merger date continues to be a reasonable basis for market value for that portion of our business for purposes of evaluating the recoverability of goodwill. We are in the process of finalizing our internal studies of the fair value of the net assets acquired including investments, VOBA, intangible assets and certain liabilities. As such, the preliminary fair values are subject to adjustment as additional information is obtained, which may result in adjustments to goodwill, which we do not expect to be material. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired, management did not update the estimated fair value or perform an October 1, 2006 impairment test for the acquired goodwill.

Investments

Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities and redeemable preferred stock, and equity securities, mortgage loans and policy loans. All our fixed maturity and equity securities are classified as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” except for those securities supporting certain reinsurance transactions which are classified as trading securities. Available-for-sale securities are carried at fair value with the difference from amortized cost included in shareholders’ equity as a component of accumulated other comprehensive income. The difference is net of related DAC, VOBA, DSI and DFEL and amounts that would be credited to policyholders, if realized, and taxes.

Investment Valuation

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

Write-Downs for Other-Than-Temporary Impairments and Allowance for Losses

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

Factors we consider in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include 1) the significance of the decline; 2) our ability and intent to retain the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the time period during which there has been a significant decline in value; and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other-than-temporary, the security is written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” See Note 11 to the Consolidated Financial Statements for a general discussion of the methodologies and assumptions used to determine estimated fair values.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment of the security as required under Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and we review for other indicators of impairment as required by FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Based on our evaluation of securities with an unrealized loss at December 31, 2006, we do not believe that any additional other-than-temporary-impairment losses, other than those already reflected in the financial statements, are necessary. At December 31, 2006, there were available-for-sale securities with unrealized losses totaling $373 million pre-tax, and prior to the impact on DAC, VOBA, DSI and DFEL.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other–than-temporary. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. We continually monitor developments and update underlying assumptions and financial models based upon new information.

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

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held at December 31, 2006 contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See Note 10 to the Consolidated Financial Statements for additional information on our accounting for derivatives.

Guaranteed Minimum Withdrawal and Guaranteed Income Benefits

The Individual Markets Annuity segment has a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage GMWB feature and, beginning in the fourth quarter of 2006, our i4LIFE® Advantage GIB feature that is available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB. This dynamic hedging strategy utilizes U.S.-based and international equity futures and options as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB and GIB guarantees caused by those same factors. At December 31, 2006, the embedded derivative for GMWB was an asset valued at $39 million and the embedded derivative for i4LIFE® Advantage GIB was an asset valued at $14 million.

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

The table below illustrates our estimates of the potential instantaneous impact to income from operations which could result from sudden changes in equity markets, interest rates and implied market volatilities at the levels indicated in the table and excludes the run rate impacts which may occur. The amounts represent the estimated difference between the change in GMWB reserves and the change in the value of the underlying hedge instruments on an after-DAC and after-tax basis resulting from such changes. These estimates are based upon the recorded reserves for GMWB at December 31, 2006 and the related hedge instruments in place as of that date.

December 31, 2006 (in millions)	Inforce Sensitivities
	-20%	-10%	-5%	5%

Equity market return	$(11)	$(2)	$(1)	$—

	-50 bps	-25 bps	+25 bps	+50 bps

Interest rates	$(2)	$(1)	$—	$—

	-4%	-2%	2%	4%

Implied volatilities	$—	$—	$(1)	$(3)

S&P 500 Index® Benefits

We also have in place a hedging program for our indexed annuities we obtained through our merger with Jefferson-Pilot. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited to policyholders’ within insurance benefits. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of interest credited to policyholders’ within insurance benefits.

Insurance and Investment Contract Obligations

Reserves

These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to policyholders requires assumptions to be made regarding mortality and morbidity. The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation.

The reserves reported in our financial statements contained herein are calculated in accordance with GAAP and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions which we believe to be more representative of the expected experience for these policies than those required for statutory accounting purposes and from differences in actuarial reserving methods. For example, in October 2005, the National Association of Insurance Commissioners (“NAIC”) adopted a change to Actuarial Guideline 38 (also known as “AXXX”), the statutory reserve requirements for UL products with secondary guarantees, which impacts such business written after the effective date of July 1, 2005. There was no impact to GAAP reserves or results of operations as a result of Actuarial Guideline 38.

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

Guaranteed Minimum Death Benefits

The reserves related to the GMDB features available in our variable annuity products are based on the application of a benefit ratio to total assessments related to the variable annuities. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of assessments (both historical and projected) associated with the variable annuity.

We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GMDB contracts subject to the hedging strategy. Because the GMDB reserves are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances, which excludes the Alliance mutual fund business.

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

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheet at December 31, 2006 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

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

Equity Market Guidance

Due to the use of our RTM process and our hedging strategies as described in “Critical Accounting Policies” above, we expect that in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL. However, there is an impact to earnings from the affects of equity market movements on account values and assets under management and the related fees we earn on those assets. The table below presents our estimate of the annual after-tax impact on fees on account values and assets under management, after the associated DAC amortization, from a 1% change in the equity markets.

Segment	Relevant Measure	Impact per 1% (in millions)
Investment Management	Composite of Equity Assets*	$2
Individual Markets-Annuities	Average daily change in the S&P 500	3
Employer Markets-Defined Contribution	Average daily change in the S&P 500	1
Lincoln UK	Average daily change in the FTSE 100	—

*	The Investment Management segment manages equity-based assets of varying styles (growth, value, blend, and international) and underlying products (mutual funds, institutional accounts, insurance separate accounts, etc.). No single equity benchmark is an accurate predictor of the change in fee revenue for this segment. The estimated annual effect on fees noted above is based on a 1% increase in overall Investment Management equity-based assets.

The fee income factors represent an expected annual effect. The result of the above factor should be multiplied by 25% to arrive at an estimated quarterly effect. The effect of quarterly equity market changes upon fee revenues will not be fully recognized in the current quarter due to the fact that fee revenues are earned based upon daily variable account values. The difference between the current period average daily variable account values compared to the end of period variable account values impacts fee revenues in subsequent periods. This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching between investment alternatives available within variable products, or changes in policy persistency. For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposures of Financial Instruments—3) Equity Market Exposures—Fee Revenues” of this Form 10-K for additional information of the effect of equity markets on fee revenues.

RESULTS OF CONSOLIDATED OPERATIONS

Year Ended December 31, (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Insurance premiums	$1,406	$308	$299	NM	3%
Insurance fees	2,604	1,752	1,600	49%	10%
Investment advisory fees	328	256	239	28%	7%
Communications revenue (net)	187	—	—	NM	NM
Net investment income	3,981	2,702	2,704	47%	0%
Amortization of deferred gain	76	77	88	-1%	-13%
Other revenues and fees	484	383	344	26%	11%
Net realized investment losses	(3)	(17)	(58)	82%	71%
Gain on sale of subsidiaries	—	14	135	-100%	-90%

Total revenue	9,063	5,475	5,351	66%	2%

Insurance benefits	4,170	2,332	2,243	79%	4%
Underwriting, acquisition, insurance and other expenses	2,759	1,981	1,972	39%	0%
Communications expenses	98	—	—	NM	NM
Interest and debt expenses	225	87	100	159%	-13%

Total benefits and expenses	7,252	4,400	4,315	65%	2%

Income before federal income taxes	1,811	1,075	1,036	68%	4%
Federal income taxes	495	244	304	103%	-20%

Income before cumulative effect of accounting change	1,316	831	732	58%	14%
Cumulative effect of accounting change	—	—	(25)	NM	100%

Net income	$1,316	$831	$707	58%	18%

Items included in net income (after-tax):
Realized loss on investments and derivative instruments	$(3)	$(14)	$(38)
Net gain on reinsurance embedded derivative/trading securities	2	3	(1)
Gain on sale of subsidiaries	—	9	62
Restructuring charges	(9)	(19)	(14)
Reserve development, net of related amortization on business sold through indemnity reinsurance	1	—	—
Loss on early retirement of debt	(4)	—	(4)
Cumulative effect of accounting change	—	—	(25)

The table below provides a detailed comparison of items included within net realized investment gains (losses).

Year Ended December 31, (in millions)	2006	2005	2004	Improvement (Worsening) Over Prior Year
				2006	2005
Realized gains on investments	$155	$142	$141	9%	1%
Realized losses on investments	(120)	(102)	(123)	-18%	17%
Realized gain (loss) on derivative instruments	1	(2)	(16)	150%	88%
Amounts amortized to balance sheet accounts	(41)	(50)	(49)	18%	-2%
Gain on reinsurance embedded derivative/trading securities	4	5	(1)	-20%	NM
Investment expenses	(2)	(10)	(10)	80%	—

Net losses on investments and derivative instruments	$(3)	$(17)	$(58)	82%	71%

Write-downs for other-than-temporary impairments included in realized losses on investments above	$(64)	$(22)	$(73)	NM	70%

As previously discussed, key operational measures of our success are deposits, net flows and assets under management. The table below summarizes these key measures for our U.S. based business segments over the last three years. These operational measures provide information necessary in understanding changes in our revenues and related expenses. Deposits are the result of sales of our products and represent money put into our products each year. Net flows represent the deposits net of withdrawals, payments on death and surrenders. Assets under management include our investment securities as well as those assets belonging to third parties but managed by our businesses. Assets under management also include assets that are sub-advised by third parties. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below.

Year Ended December 31, (in millions)	2006	2005	2004	Improvement (Worsening) Over Prior Year
				2006	2005
Deposits
Individual Markets:
Annuities	$10,756	$7,528	$6,498	43%	16%
Life Insurance	3,365	2,031	1,970	66%	3%
Employer Markets:
Defined Contribution	4,585	4,403	4,105	4%	7%
Executive Benefits	267	210	273	27%	-23%
Investment Management (1)	28,094	31,404	22,459	-11%	40%
Consolidating adjustments (2)	(3,838)	(3,465)	(3,674)	-11%	6%

Total Deposits	$43,229	$42,111	$31,631	3%	33%

Net Flows
Individual Markets:
Annuities	$2,665	$2,879	$2,387	-7%	21%
Life Insurance	2,023	1,195	1,136	69%	5%
Employer Markets:
Defined Contribution	342	420	1,079	-19%	-61%
Executive Benefits	57	162	112	-65%	45%
Investment Management (1)	9,177	15,220	8,640	-40%	76%
Consolidating adjustments (2)	114	174	(39)	-34%	NM

Total Net Flows	$14,378	$20,050	$13,315	-28%	51%

(in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Assets Under Management by Advisor (3)

Investment Management: (1)
External assets	$97,306	$77,633	$57,127	25%	36%
Insurance-related assets	67,067	43,086	42,791	56%	1%
Lincoln UK	10,108	8,562	8,586	18%	0%
Within business units (policy loans)	2,760	1,862	1,900	48%	-2%
By non-LNC entities	56,282	40,612	33,900	39%	20%

	$233,523	$171,755	$144,304	36%	19%

(1)

In September 2004, we completed the sale of our London-based international investment management unit (“DIAL”), which had assets under management of $22.1 billion at the date of sale. For additional information see “Results of Operations—Investment Management.” Assets under management include assets sub-advised for us by unaffiliated parties. Sub-advised assets were $22.7 billion, or approximately 14%, of the Investment Management segment’s assets under management at December 31, 2006, compared to $20.5 billion, or approximately 17%, at December 31, 2005.

(2)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(3)

Assets under management by advisor provides a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of 2006 to 2005

Net income increased $485 million, or 58%, in 2006 compared to the prior year. The merger with Jefferson-Pilot was the primary driver of the increase. Also included in the increase was the net effect of a favorable insurance recovery related to losses incurred in connection with U.K. sales practices partially offset by net unfavorable adjustments from the completion of the annual comprehensive review of assumptions underlying the amortization of DAC, VOBA, DSI and DFEL, higher incentive compensation expenses and reserves for annuity and life insurance products with secondary guarantees.

Revenues

The merger with Jefferson-Pilot was the primary driver for the increase in insurance premiums and fees in 2006 compared with the same 2005 period. In addition to the merger, the increase in insurance fees and investment advisory fees in 2006 reflects growth in deposits and assets under management, as well as, the effects of favorable equity market performance. Assets under management increased 36% as a result of the Jefferson-Pilot merger, positive net flows and equity market gains. The average level of the equity markets was higher in 2006 compared to 2005, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 Index® increased 13.6% and the average daily S&P 500 Index® increased 8.5% in 2006, compared to 2005.

The increase in net investment income in 2006 compared to 2005 primarily reflects the addition of Jefferson-Pilot investment assets, higher portfolio yields and higher invested assets due to the favorable effect of asset growth from net flows and equity markets. Negative fixed annuity net flows of $2.4 billion offset growth in indexed and variable annuity net flows. Fixed annuity net flows in 2006 were unfavorably impacted by higher withdrawals driven by the expiration of multi-year crediting rate guarantees on certain products we sold three to five years ago.

Included in revenues were net realized losses on investments of $(3) million in 2006 compared to $(17) million in 2005. See “Consolidated Investments” below for additional information on our investment performance. Revenues from the sale of subsidiaries/businesses in 2005 included a pre-tax gain of $14 million from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc (“Capita”) the outsourcing firm for Lincoln UK’s customer and policy administration functions.

Benefits and Expenses

Consolidated benefits and expenses increased $2.9 billion, or 65%, in 2006 compared to 2005, primarily due to the merger with Jefferson-Pilot. See “Results of Operations by Segment” below for further discussion by segment. Growth in our business partially offset by the effect of spread management through lower crediting rates on interest sensitive business and movements from fixed to variable annuity products also contributed to the increase. Expenses in 2006 benefited from a $26 million ($17 million after-tax) insurance recovery related to losses incurred in connection with U.K. sales practices.

Consolidated expenses in 2006 include $49 million related to the merger with Jefferson-Pilot for integration costs, including restructuring charges that were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger. These actions will be ongoing and are expected to be substantially complete by late 2008, with a total estimated cost of $180 million pre-tax. Expenses in 2005 included pre-tax restructuring charges of $30 million and were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges, see Note 15 to our Consolidated Financial Statements.

Consolidated expenses in 2006 also include $9 million pre-tax of net expense for the effect of net unfavorable unlocking resulting from the annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB and liabilities for life insurance products sold with secondary guarantees, which compares with a net reduction of $64 million pre-tax for the 2005 period. The impact of the adjustments from the prospective assumption review varied by segment. The factors impacting the adjustments are discussed further in the respective segment discussions below. Expenses in 2006 include an increase in net operating and administrative expenses of approximately $47 million pre-tax ($31 million, after-tax) caused by an increase in incentive compensation expenses to reflect actual performance in 2006.

Federal Income Taxes

Federal income tax expense in 2006 includes a reduction of $42 million related to a favorable true-up to the 2005 tax return primarily driven by the separate accounts dividends-received deduction (“DRD”) and, to a lesser extent, foreign tax credits and other tax preference items, and revised estimates of these items in 2006. Federal income tax expense included a benefit of $47 million in 2005 related to the release of the deferred tax valuation allowance in our Barbados reinsurance company, which was included in Other Operations. For additional information on our effective tax rates, see Note 5 to our Consolidated Financial Statements.

Comparison of 2005 to 2004

Revenues

The increase in insurance fees and investment advisory fees in 2005 primarily reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 19.0% at December 31, 2005 compared to December 31, 2004 as a result of positive net flows and increases in equity markets. The average level of the equity markets was higher in 2005, compared to 2004, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 Index® increased 3.0% and the average daily S&P 500 Index® increased 6.8% in 2005, compared to 2004.

Net realized investment losses in 2005 declined $41 million compared to 2004 due to lower impairment losses. See the “Consolidated Investments” section below for additional information on our investment performance.

Revenues in 2005 include a gain on sale of subsidiaries of $14 million pre-tax ($9 million after-tax) from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s policy and administration functions to Capita Life and Pensions Services Limited, a subsidiary of Capita Group Plc (“Capita”). Revenues for 2004 included a gain of $111 million pre-tax ($46 million after-tax) from the sale of DIAL. See “Investment Management” and “Liquidity and Capital Resources” below, and Note 14 to our Consolidated Financial Statements for additional information. The gain on the sale of subsidiaries for 2004 also included a $10 million pre-tax gain on the exercise of a put option arising from the Capita arrangement (see Note 7 to the Consolidated Financial Statements in our 2004 Form 10-K for additional information) and $14 million from the sale of one of our segments’ employee benefits marketing business.

Net investment income in 2005 was level with the same 2004 periods. A decrease in commercial mortgage loan prepayment and bond makewhole premiums of $44 million and declining portfolio yields substantially offset the favorable effects of asset growth from net flows.

Expenses

Consolidated benefits and expenses increased 2% in 2005 compared to 2004, reflecting higher expenses in the Individual Markets operating businesses and the Investment Management segments. The increases resulted primarily from business growth partially offset by the effect of spread management through lower crediting rates on interest sensitive business and movements from fixed to variable annuity products. See “Results of Operations by Segment” below for further discussion by segment.

Consolidated expenses in 2005 included a net reduction of $64 million pre-tax for the effect of net positive unlocking resulting from the third quarter 2005 annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB, which compares with a net reduction of $15 million pre-tax for 2004. The impact of unlocking varied by segment. The factors impacting the unlocking are discussed further in respective segment discussions below.

Restructuring charges were $30 million pre-tax ($19 million after-tax) in 2005 compared to $21 million pre-tax ($14 million after-tax) for 2004, resulting from expense initiatives undertaken by us during 2003 to improve operational efficiencies and costs associated with one of our segments’ 2005 plan to realign its field management and financial planning support areas. See Note 15 to our Consolidated Financial Statements for additional information on restructuring charges.

Federal income tax expense included a benefit of $47 million in 2005 compared to $4 million in 2004, related to the release of the deferred tax valuation allowance in our Barbados reinsurance company. This reduction is included in Other Operations.

RESULTS OF INDIVIDUAL MARKETS

The Individual Markets business provides its products through two segments—Individual Annuities and Individual Life Insurance. Through its Individual Annuities segment, Individual Markets provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Individual Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs, and both single and survivorship versions of universal life and variable universal life.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” and “Forward-looking Statements – Cautionary Language” above.

Individual Markets – Annuities

Operating Summary (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Operating Revenues
Insurance premiums	$47	$37	$32	27%	16%
Insurance fees	790	579	445	36%	30%
Net investment income	1,039	614	665	69%	-8%
Other revenues and fees	285	192	193	48%	-1%

Total operating revenues	2,161	1,422	1,335	52%	7%

Operating Expenses
Insurance benefits	787	487	478	62%	2%
Underwriting, acquisition, insurance and other expenses	870	614	595	42%	3%

Total operating expenses	1,657	1,101	1,073	50%	3%

Income from operations before taxes	504	321	262	57%	23%
Federal income taxes	95	69	53	38%	30%

Income from operations	$409	$252	$209	62%	21%

Net Flows (in millions)	2006	2005	2004	Improvement (Worsening) Over Prior Year
				2006	2005
Variable portion of variable annuity deposits	$7,251	$5,539	$4,344	31%	28%
Variable portion of variable annuity withdrawals	(4,080)	(3,240)	(2,864)	-26%	-13%

Variable portion of variable annuity net flows	3,171	2,299	1,480	38%	55%

Fixed portion of variable annuity deposits	2,090	1,871	1,656	12%	13%
Fixed portion of variable annuity withdrawals	(697)	(634)	(506)	-10%	-25%

Fixed portion of variable annuity net flows	1,393	1,237	1,150	13%	8%

Total variable annuity deposits	9,341	7,410	6,000	26%	24%
Total variable annuity withdrawals	(4,777)	(3,874)	(3,370)	-23%	-15%

Total variable annuity net flows	4,564	3,536	2,630	29%	34%

Indexed annuity deposits	717	—	—	NM	NM
Indexed annuity withdrawals	(175)	—	—	NM	NM

Indexed annuity net flows	542	—	—	NM	NM

Fixed annuity deposits	698	118	498	NM	-76%
Fixed annuity withdrawals	(3,139)	(775)	(741)	NM	-5%

Fixed annuity net flows	(2,441)	(657)	(243)	NM	NM

Total annuity deposits	10,756	7,528	6,498	43%	16%
Total annuity withdrawals	(8,091)	(4,649)	(4,111)	-74%	-13%

Total annuity net flows	$2,665	$2,879	$2,387	-7%	21%

Annuities incremental deposits	$10,625	$7,347	$6,470	45%	14%

December 31, (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Account Values
Variable annuities	$51,782	$41,576	$34,839	25%	19%
Fixed annuities (including indexed annuities)	14,932	6,918	7,303	116%	-5%
Fixed annuities ceded to reinsurers	(1,812)	(2,232)	(2,297)	-19%	-3%

Total fixed annuities	13,120	4,686	5,006	180%	-6%

Total annuities	$64,902	$46,262	$39,845	40%	16%

Fixed portion of variable annuities	$3,613	$3,921	$4,148	-8%	-5%

Interest Rate Spreads	2006	2005	2004	Change in Rate Over Prior Year (basis points)
				2006	2005
Net investment income yield	5.80%	5.74%	6.19%	6	(45)
Interest rate credited to policyholders	3.82%	3.94%	4.08%	(12)	(14)

Interest rate spread	1.98%	1.80%	2.11%	18	(31)
Effect on yield and interest rate spread:
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.04%	0.20%	3	(16)
Contingent interest	0.00%	0.00%	0.04%	—	(4)

Interest rate spread, excluding the above items	1.91%	1.76%	1.87%	15	(11)

Average fixed annuity account values (in millions)	$16,475	$10,243	$10,557

Effect on income from operations (after-tax, after DAC) (in millions):
Commercial mortgage loan prepayment and bond makewhole premiums	$3	$1	$8
Contingent interest	—	—	2

Effect on income from operations	$3	$1	$10

December 31, (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Average Daily Variable Account Values	$42,504	$33,255	$26,942	28%	23%

Comparison of 2006 to 2005

Income from operations for this segment increased $157 million, or 62%, in 2006 compared to 2005. The increase is due primarily to growth in account values from positive net flows and favorable market conditions, the merger with Jefferson-Pilot and a favorable tax adjustment in 2006 related to the separate account DRD and foreign tax credits to true up the taxes for 2005 resulting from the filing of the 2005 tax return. The adoption of SOP 05-1 during 2007 is anticipated to result in a reduction to the segment’s DAC and VOBA balances which will be recorded as a reduction to retained earnings. The impact of SOP 05-1 is expected to prospectively increase DAC and VOBA amortization in 2007 assuming that replacement activity, as defined by SOP 05-1, is comparable to recent years. Our estimates are based upon our interpretation of SOP 05-1 and the proposed implementation guidance and does not consider our interpretations of final implementation guidance which could be issued in 2007. As a result, the actual impact of the adoption of SOP 05-1 may differ significantly from our estimates as the issuance of new implementation guidance and evolving industry practice may affect our interpretation and implementation.

Revenues

Insurance fees increased 36% in 2006 compared to 2005, due to increases in average daily variable annuity account values and an increase in expense assessment rates resulting primarily from increased sales of riders. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 Index® increased 13.6% from December 31, 2005 and the average daily S&P 500 Index® was 8.5% higher in 2006, compared to 2005. The increase in fixed annuity deposits from the previous year includes $717 million of deposits into indexed annuity products, which were added to our product portfolio as a result of the merger with Jefferson-Pilot.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 43% in 2006 compared to 2005, primarily due to growth in the variable annuity business. New deposits in 2006 include deposits in Jefferson-Pilot annuity products after the merger.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln Smart SecuritySM Advantage and i4LIFE® Advantage features and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 26% in 2006 compared to 2005.

The other component of net flows relates to the retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. The overall lapse rate in 2006 was 12%, compared to 9% in 2005. See the discussion below for the drivers of the increased lapse rates.

Included in our suite of fixed annuity products are several multi-year guarantee products. Our Step Five Fixed Annuity products have a 60 day window period following each five-year fixed guarantee period during which there is no surrender charge, and where crediting rates are reset at the beginning of the window period. Crediting rates for these products are either at or near minimum guaranteed crediting rates. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Account values for these products were $2.1 billion at December 31, 2006, with approximately $1 billion of account values entering the window period during 2007. Amounts after 2007 are not significant. During 2006, approximately $1.3 billion of account values entered the window period of which 56% lapsed. In connection with our annual comprehensive review of assumptions underlying DAC, VOBA, DFEL, and DSI amortization, we adjusted our lapse rate assumptions for these products to reflect actual experience to date. The after-DAC, after-tax effect to the earnings of the segment is mitigated in part by a 50% coinsurance arrangement on 90% of the account values. See “Reinsurance” for additional information on this arrangement. Included in the fixed annuity business acquired in the Jefferson-Pilot merger was approximately $2.5 billion of fixed annuity policyholder fund balances with multi-year guarantees, of which approximately $1.1 billion reset in 2006 with approximately 85% lapsing where the holder did not select another of our products. In 2007, approximately $370 million of fixed annuities with multi-year guarantees will reset, of which we expect approximately 65% will based upon emerging experience. In 2008, approximately $220 million will be entering reset periods. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time.

Also included in the fixed annuity business acquired in the merger was approximately $4.1 billion of fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $3.8 billion at December 31, 2006 with 36% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 38 basis points in excess of average minimum guaranteed rates. Our ability to retain the multi-year guarantee and annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.

We acquired our indexed annuity business through the merger with Jefferson-Pilot. Profitability of indexed annuities is influenced by the management of derivatives to hedge the index performance of the policies. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options we hold impacts investment income and interest credited in approximately equal and offsetting amounts. Additionally, we calculate the fair values of index options we will purchase in the future to hedge policyholder index allocations applicable to future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future less expected charges to policyholders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities result in volatility that is reported in interest credited. Interest credited was increased by $4 million ($1 million after-DAC, after-tax) in 2006 for this fair value adjustment. The notional amounts of policyholder fund balances allocated to the index options were $2.4 billion at December 31, 2006.

Net investment income increased $425 million, or 69%, in 2006 compared to 2005. The increase in net investment income is due to the merger. Overall growth in net investment income has been constrained due primarily to lower investment portfolio yields, lower average fixed annuity account values and net outflows. Net investment income included $10 million and $4 million (pre-DAC, pre-tax) from commercial mortgage loan prepayment and bond makewhole premiums in 2006 and 2005, respectively. Net investment income in 2006 also includes an increase of $62 million (pre-DAC, pre-tax) from the mark-to-market adjustment for S&P 500 Index® call options supporting the hedge program for the indexed annuity business acquired in the merger. This adjustment, which is largely offset by a related adjustment in interest credited is included within insurance benefits expense but is excluded from spread calculations.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s insurance benefits. The annuity product interest rate spread represents the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less the mark-to-market adjustment on the indexed annuity business, bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Interest credited to policyholder balances increased in 2006 compared to 2005 as a result of the Jefferson-Pilot merger, partially offset by lower average fixed account values and lower average crediting rates.

The interest rate spread table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The adjusted interest rate spread was 1.91% and 1.76% in 2006 and 2005, respectively. The improvement is primarily due to a reduction in crediting rates year over year, partially offset by the unfavorable impact of the fair value adjustment on our indexed annuity products discussed above. During the third quarter of 2006, we also harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an intra-company charge referred to as the default charge. Net investment income in 2006 was reduced by $4 million ($1 million after-DAC, after-tax) of default charges before the methodology was changed. This change did not have an effect on consolidated income from operations.

We expect to manage the effect of spreads for near-term operating income through a combination of rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $748 million and $437 million in 2006 and 2005, respectively. Increases from the merger with Jefferson-Pilot were partially offset by past actions taken to lower crediting rates commensurate with the reduction in the overall investment yield over the last several years and lower fixed account values. See the table above for the interest rate credited to policyholders. Interest credited to policyholders in 2006 also includes an increase of $59 million from the mark-to-market adjustment for indexed annuity liabilities acquired in the merger with Jefferson-Pilot resulting from changes in equity markets. This adjustment, which is largely offset in net investment income by a corresponding change in the market value of S&P 500 Index® call options acquired to hedge the equity market exposure for these liabilities is not included in spread calculations. Interest credited increased $4 million from the unfavorable fair value adjustment on our indexed annuity product liabilities, as discussed above. This fair value adjustment, which is influenced by equity markets and interest rates used for discounting the calculation, can be volatile from period to period affecting the comparability of interest credited.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. For 2006, favorable market conditions resulted in decreased insurance benefits for the GMDB, GMWB and GIB riders, which were offset by unfavorable hedge results compared to 2005. The effect of changes in net reserve and benefit payments and results of the hedge program attributable to these guaranteed benefits was such that the period over period variances was an increase to benefits and expenses of $15 million ($5 million after-DAC, after-tax).

In the fourth quarter of 2006, we implemented a new process to estimate the fair value of the embedded derivative for our i4LIFE® GIB riders and began hedging this rider with a new hedge program. The implementation of this new calculation for the embedded derivative resulted in a change in the value that decreased the amount included in insurance benefits by $23 million ($6 million after-DAC, after-tax) for 2006 and was partially offset by hedging losses of $6 million ($2 million after-DAC, after-tax).

In the third quarter of 2006, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, VOBA, DFEL, and DSI and the calculations of the GMDB reserves and the embedded derivative related to GMWB. This review resulted in a net favorable unlocking adjustment due to a favorable net interest rate margin, maintenance expense and mortality assumptions, partially offset by unfavorable fixed annuity account value retention discussed above and growth in our GIB riders with higher partial withdrawals. The result of this prospective assumption adjustment was a reduction in benefits and expenses of $6 million pre-tax ($4 million after-tax) and a reduction in insurance fees of $3 million pre-tax ($2 million after-tax). The comprehensive review completed during the third quarter of 2006 is not expected to significantly affect future amortization expense.

Our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, VOBA, DFEL, and DSI, and the calculations of the GMDB reserves and the embedded derivative related to GMWB in 2005 resulted in a favorable adjustment due to continued favorable account value retention partially offset by mortality. In 2005, the result of this adjustment was a reduction in benefits and expenses of $33 million pre-tax ($21 million after-tax).

At December 31, 2006, the segment’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.3 billion. The related GAAP and statutory reserves were $23 million and $42 million, respectively. The comparable amounts at December 31, 2005, were a NAR of $0.5 billion, GAAP reserves of $15 million and statutory reserves of $42 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount we would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of December 31, 2006:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$24.0	$22.5	$0.4	$4.9	$51.8
% of Total Annuity Account Value	46.4%	43.4%	0.8%	9.4%	100.0%
Average Account Value (thousands)	$106.4	$106.2	$81.0	$73.0	$101.8
Average NAR (thousands)	6.3	8.9	12.5	N/A	8.6
NAR (billions)	0.1	0.2	—	—	0.3
Average Age of Contract Holder	64	64	67	62	64
% of Contract Holders > 70 Years of Age	14.3%	30.8%	41.0%	31.0%	20.0%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure. Beginning in 2003, the GMDB feature offered on new contract sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of December 31, 2006, there were 813 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $52 million.

Underwriting, acquisition, insurance and other expenses increased $256 million, or 42%, in 2006 compared to 2005. The increases were driven by the merger with Jefferson-Pilot, higher incentive compensation expenses, and account value growth from sales and favorable equity markets, which resulted in higher commission expenses, net of deferrals and higher DAC amortization.

Federal Income Taxes

Federal income tax expense in 2006 included a reduction of $33 million related to a favorable true-up to the 2005 tax return primarily relating to the separate accounts DRD. For additional information see Note 5 to the consolidated financial statements.

Comparison of 2005 to 2004

Income from operations for this segment increased $43 million, or 21%, in 2005 compared to 2004. The increase was due primarily to growth in variable account values from positive net flows and favorable market conditions, net of lower fixed spreads.

Revenues

Insurance fees increased 30% in 2005 compared to 2004, due to increases in average daily variable annuity account values and an increase in expense assessment rates resulting primarily from increased sales of riders. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods.

Annuity deposits increased 16% in 2005 compared to 2004, primarily due to growth in the variable annuity business. The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln SmartSecuritySM Advantage feature and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 25% in 2005 compared to 2004. Fixed annuities decreased due to a lower interest rate environment.

Overall lapse rates were 8.6% in 2005 compared to 8.7% in 2004 and were more favorable than the level of persistency expected in product pricing.

Net investment income declined 8% in 2005 compared with 2004. The decrease in net investment income in 2005 was due to lower fixed account values and lower investment portfolio rates in 2005, lower commercial mortgage loan prepayment and bond makewhole premiums, and $4 million of contingent interest income received in 2004.

Benefits and Expenses

Insurance benefits increased $9 million, or 2% in 2005 compared to 2004. Insurance benefits include interest credited to policyholders, which decreased to $393 million in 2005 compared to $413 million in 2004 as a result of actions taken to lower crediting rates commensurate with the reduction in the overall investment yield. Also included in insurance benefits are costs associated with guaranteed benefits included within variable annuities with GMDB, GMWB or GIB riders. The effect of changes in net reserves and benefit payments during 2005 attributable to these guaranteed benefits was partially offset by the favorable results of the expanded hedge program implemented in 2004 such that the period over period variances on an after-DAC and after-tax basis was $4 million.

Underwriting, acquisition, insurance and other expenses increased $19 million, or 3% in 2005 compared to 2004. The increase was driven principally by higher net DAC amortization from higher insurance fees net of lower fixed margins.

In the third quarter of 2005, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, VOBA, DFEL, and DSI and the calculations of the GMDB reserves and the embedded derivative related to GMWB. This review resulted in a favorable unlocking adjustment due to favorable lapse rates offset by mortality. In 2005, the result of this prospective unlocking was a reduction in expenses of $33 million pre-tax ($22 million after-tax). The annual comprehensive review of assumptions completed in the third quarter of 2004 resulted in prospective unlocking of $32 million pre-tax ($20 million after-tax).

Individual Markets – Life Insurance

Operating Summary (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Operating Revenues
Insurance premiums	$322	$198	$194	63%	2%
Insurance fees	1,380	759	748	82%	1%
Net investment income	1,511	909	901	66%	1%
Other revenues and fees	43	45	20	-4%	125%

Total operating revenues	3,256	1,911	1,863	70%	3%

Operating Expenses
Insurance benefits	1,769	1,021	993	73%	3%
Underwriting, acquisition, insurance and other expenses	742	503	489	48%	3%

Total operating expenses	2,511	1,524	1,482	65%	3%

Income from operations before taxes	745	387	381	93%	2%
Federal income taxes	249	127	124	96%	2%

Income from operations	$496	$260	$257	91%	1%

Interest Rate Spreads	2006	2005	2004	Change in Rate Over Prior Year (basis points)
				2006	2005
Interest Sensitive Products
Net investment income yield	6.29%	6.33%	6.71%	(4)	(38)
Interest rate credited to policyholders	4.52%	4.68%	4.87%	(16)	(19)

Interest rate spread	1.77%	1.65%	1.84%	12	(19)
Effect on yield and interest rate spreads:
Commercial mortgage loan prepayment and bond makewhole premiums	0.14%	0.06%	0.20%	8	(14)
Contingent interest	0.00%	0.00%	0.07%	—	(7)

Interest rate spread, excluding the above items	1.63%	1.59%	1.57%	4	2

Effect on income from operations (after-tax,after DAC) (in millions):
Commercial mortgage loan prepayment and bond makewhole premiums	$8	$2	$7
Contingent interest	—	—	2

Effect on income from operations	$8	$2	$9

Traditional Products
Net investment income yield	6.60%	6.55%	6.65%	5	(10)
Effect on yield:
Commercial mortgage loan prepayment and bond makewhole premiums	0.12%	0.16%	0.12%	(4)	4
Contingent interest	0.00%	0.00%	0.08%	—	(8)

Net investment income yield, excluding the above items	6.48%	6.39%	6.45%	9	(6)

Effect on income from operations (after-tax) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$2	$1	$2
Contingent interest	—	—	1

Effect on income from operations	$2	$1	$3

(in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Sales by Product
Universal Life (“UL”)
Excluding MoneyGuard®	$437	$192	$178	128%	8%
MoneyGuard®	31	34	37	-9%	-8%

Total Universal Life	468	226	215	107%	5%
Variable Universal Life (“VUL”)	61	42	34	45%	24%
Whole Life	2	2	2	—	—
Term	40	33	41	21%	-20%

Total	$571	$303	$292	88%	4%

Net Flows (in millions)
Deposits	$3,365	$2,031	$1,970	66%	3%
Withdrawals and deaths	(1,342)	(836)	(834)	-61%	0%

Net flows	$2,023	$1,195	$1,136	69%	5%

Policyholder assessments	$1,992	$1,147	$1,066	74%	8%

(in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Account Values
Universal Life	$19,633	$9,573	$9,018	105%	6%
Variable Universal Life	4,600	2,242	2,027	105%	11%
Interest-Sensitive Whole Life (“ISWL”)	2,257	2,236	2,214	1%	1%

Total life insurance account values	$26,490	$14,051	$13,259	89%	6%

In-Force Face Amount
Universal Life and Other	$267,228	$128,792	$125,043	107%	3%
Term Insurance	234,148	187,849	172,459	25%	9%

Total in-force	$501,376	$316,641	$297,502	58%	6%

Net Amount at Risk
Universal Life and Other	$238,200	$112,300	$109,500	112%	3%
Term Insurance	233,000	186,900	171,600	25%	9%

Total net amount at risk	$471,200	$299,200	$281,100	57%	6%

Comparison of 2006 to 2005

Income from operations for this segment increased $236 million, or 91%, in 2006 compared to 2005. The increase was driven by the merger with Jefferson-Pilot. Excluding the increased operating results from the merger, income from operations in 2006 increased over 2005 due to favorable investment results and growth of business in force, partially offset by the unfavorable adjustments from the annual DAC, VOBA and DFEL comprehensive assumption review compared with the results of that review in 2005 and an increase in reserves for life insurance policies with secondary guarantees.

Revenues

Revenues in 2006 increased 70% compared to 2005 due to the inclusion of results from the Jefferson-Pilot companies beginning in April 2006. Revenues from insurance fees were up 82% in 2006 compared to 2005. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. In addition to the effects of the merger, growth in mortality and expense assessments in 2006 compared to 2005 was primarily related to increased business in force due to new sales, favorable persistency and the impact of DFEL unlocking, discussed in the Benefits and Expenses section below. The improved persistency results should positively affect future revenues.

In 2006, life insurance in-force grew, as a result of and in addition to the Jefferson-Pilot merger. In-force growth should be considered independently with regard to term products versus permanent products, as term products have a lower profitability in relation to face amount compared to permanent products. Insurance premium revenue relates primarily to whole life and term life insurance products. Excluding the impact of the Jefferson-Pilot companies, insurance premiums for term insurance increased 37% in 2006 compared to 2005, while insurance premiums for whole life decreased 8%. For term insurance, gross premiums grew 6% in 2006 from continued growth in the term insurance book of business. Also contributing to the growth in net term insurance premiums was a 4% reduction in premiums paid for reinsurance coverage in 2006 compared to 2005, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and changed from using coinsurance to using renewable term reinsurance. See “Reinsurance” below for additional information regarding our reinsurance coverage.

In the second quarter of 2006, we changed our basis for reporting sales to one more consistent with industry sales reports. Previously, we reported sales as first year paid premium, excluding internal replacements, for all products.

Sales in the table above and as discussed below are reported as follows:

•	UL, VUL, MoneyGuard® – 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target.

•	Whole Life and Term – 100% of first year paid premiums.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are an indicator of future profitability. Total sales in 2006 increased $268 million compared to 2005 as a result of the merger and strong performance by our distributors.

Net investment income increased $602 million, or 66%, in 2006 compared to 2005, with the increase being driven by the merger with Jefferson-Pilot. Excluding the effects of the merger, growth in investment income was due to growth in in-force, higher commercial mortgage loan prepayments, and bond makewhole premiums and investment income from alternative investments. Investment income on alternative investments in the fourth quarter of 2006 was positively affected by standby equity commitments of $10 million pre-tax ($5 million after-tax, after-DAC), which was offset by a loss in the third quarter of 2006 in an alternative investment of $14 million ($8 million after-tax, after-DAC.)

The interest rate spread on interest sensitive products is the difference between the interest to be credited to policyholder accounts and the interest income we earn on the assets supporting the policyholder accounts. Traditional products use interest income to build the policy reserves. At December 31, 2006 and 2005, interest sensitive products represented approximately 81% and 78%, respectively, of total invested assets. Interest rate spreads for interest sensitive products increased 12 basis points in 2006 compared to 2005. Excluding the effects of commercial mortgage loan prepayment and bond makewhole premiums, interest rate spreads for interest sensitive products increased 4 basis points in 2006, compared to 2005.

During the third quarter of 2006, we harmonized our accounting and reporting policy for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an intra-company charge referred to as the default charge. Income from operations in 2006 includes $5 million ($2 million after-DAC, after-tax) of default charges recorded before the methodology was harmonized. This change did not have an effect on consolidated income.

In 2006, spreads between new money rates and general account yields remained steady. At December 31, 2006, 50% of interest sensitive account values have crediting rates at contract guaranteed levels, and 41% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $882 million and $560 million in 2006 and 2005, respectively, with the increase primarily attributable to the merger. Also contributing to the increase was growth in the book of business partially offset by actions taken by us to lower crediting rates commensurate with the reductions in the overall investment yield in 2005. Refer to the table above for the interest rate credited to policyholders.

During the third quarter, we reviewed the assumptions underlying the amortization of DAC, VOBA and DFEL. Insurance benefits in 2006 include an increase of $15 million pre-tax ($10 million after-tax) to the reserve for our products with secondary guarantees. The reserve increase resulted from updating long-term assumptions, primarily investment interest rates. The change in assumptions is estimated to result in an increase in reserves in future years of approximately $7 million ($4 million after-tax) per year.

The 2006 review also resulted in a negative net prospective unlocking adjustment of $14 million pre-tax ($9 million after-tax), comprised of $1 million DFEL and $13 million DAC and VOBA. The adjustments primarily reflect the impact of the increased reserves related to the sale of life insurance products sold with secondary guarantees, partially offset by improved mortality and expense assumptions. The 2006 review also resulted in an increase in the on-going amortization expense of approximately $12 million pre-tax ($8 million after-tax) per year.

As a result of the 2005 review, the segment had a positive net prospective positive unlocking adjustment of $4 million pre-tax ($2 million after-tax), comprised of $(20) million DFEL and $24 million DAC and VOBA. The adjustments were the result of improved mortality assumptions, partially offset by less favorable retention and interest rate assumptions.

The segment had favorable retrospective DAC, VOBA and DFEL unlocking of $16 million pre-tax ($10 million after-tax) in 2006, primarily due to favorable persistency and favorable retrospective DAC, VOBA and DFEL unlocking of $4 million pre-tax ($2 million after-tax) in 2005.

UL and VUL products with secondary guarantees represented approximately 26% of permanent life insurance in-force at December 31, 2006 and approximately 73% of sales for these products in 2006. Actuarial Guideline 38 (“AXXX”) imposes additional reserve requirements for these products - See “Review of Consolidated Financial Condition – Sources of Liquidity and Cash Flow – Financing Activities” for further information on the manner in which we reinsure our AXXX reserves.

Underwriting, acquisition, insurance and other expenses increased $239 million in 2006 compared to 2005, with the increase being driven by the merger, higher incentive compensation expenses and the net impact of the DAC and VOBA unlocking discussed above.

Comparison of 2005 to 2004

Income from operations for this segment increased $3 million, or 1%, in 2005 compared to 2004. The increase in income from operations is due to the favorable adjustments from the annual DAC, VOBA and DFEL comprehensive assumption review compared with the results of that review for 2004, mostly offset by higher operating expenses and the increase in amortization expense arising from the 2004 review.

Revenues

Revenues in 2005 increased 3% compared to 2004. Revenues from insurance fees were up 1% in 2005 compared to 2004. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. The growth in mortality and expense assessments in 2005 compared to 2004 was primarily related to increased business in force due to new sales and favorable persistency, offset by the impact of DFEL unlocking discussed in the Benefits and Expenses section below.

In 2005, life insurance in force grew, driven by favorable persistency and increased business in force due to new sales. Insurance premiums for term insurance increased 24% in 2005 compared to 2004, while insurance premiums for whole life decreased 6%. For term insurance, gross premiums grew 9% in 2005 from continued growth in the term insurance book of business. Also contributing to the growth in net term insurance premiums was a 5% reduction in premiums paid for reinsurance coverage in 2005, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and changed from using coinsurance to using renewable term reinsurance. See “Reinsurance” below for additional information regarding our reinsurance coverage.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are indicative of future profitability. Total sales in 2005 increased 4% compared to 2004.

Net investment income increased $8 million, or 1%, in 2005 compared to 2004.

At December 31, 2005 and 2004, interest sensitive products represented approximately 78% and 76%, respectively, of total invested assets. Interest rate spreads on interest sensitive products declined 19 basis points in 2005 compared to 2004. Excluding the effects of commercial mortgage loan prepayment and bond makewhole premiums, interest rate spreads for interest sensitive products increased 2 basis points in 2005 compared to 2004.

Benefits and Expenses

Insurance benefits increased $28 million or 3% in 2005 compared to 2004. The increase resulted from growth in the book of business partially offset by actions taken by the segment to lower crediting rates commensurate with the reductions in the overall investment yield in 2005. Refer to table above for the interest rate credited to policyholders.

The 2004 annual comprehensive review of assumptions resulted in a negative net prospective unlocking adjustment of $16 million pre-tax ($11 million after-tax), comprised of $(3) million DFEL and $19 million DAC and VOBA. The adjustments resulted primarily from a reduction in the assumption of future investment yields.

Underwriting, acquisition, insurance and other expenses increased $14 million in 2005 compared to 2004, driven primarily by increased operating expenses and increased amortization expense resulting from the 2004 review discussed above.

RESULTS OF EMPLOYER MARKETS

The Employer Markets business provides its products through two segments, Retirement Products and Group Protection, formerly known as Benefit Partners. The Retirement Products segment operates through two lines of business – Defined Contribution, which provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces; and Executive Benefits, which provides corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) and contains an Institutional Pension business. The Group Protection segment of Employer Markets offers group life, disability, and dental insurance to employers. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” and “Forward-looking Statements – Cautionary Language” above.

Employer Markets – Retirement Products

Operating Summary (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Operating Revenues
Insurance premiums	$5	$9	$1	-44%	NM
Insurance fees	275	238	212	16%	12%
Net investment income	1,055	898	898	17%	—
Other revenues and fees	25	30	22	-17%	36%

Total operating revenues	1,360	1,175	1,133	16%	4%

Operating Expenses
Insurance benefits	681	575	567	18%	1%
Underwriting, acquisition, insurance and other expenses	330	313	308	5%	2%

Total operating expenses	1,011	888	875	14%	1%

Income from operations before taxes	349	287	258	22%	11%
Federal income taxes	96	80	68	20%	18%

Income from operations	$253	$207	$190	22%	9%

Retirement Products—Defined Contribution

Operating Summary (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Operating Revenues
Insurance fees	$230	$211	$188	9%	12%
Net investment income	738	711	714	4%	0%
Other revenues and fees	20	25	16	-20%	56%

Total operating revenues	988	947	918	4%	3%

Operating Expenses
Insurance benefits	411	402	397	2%	1%
Underwriting, acquisition, insurance and other expenses	297	284	275	5%	3%

Total operating expenses	708	686	672	3%	2%

Income from operations before taxes	280	261	246	7%	6%
Federal income taxes	76	74	67	3%	10%

Income from operations	$204	$187	$179	9%	4%

December 31, (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Account Values
Variable annuities	$17,476	$15,693	$10,656	11%	47%
Fixed annuities	11,006	11,009	10,837	—	2%

Total annuities	28,482	26,702	21,493	7%	24%

Alliance Mutual Funds	5,174	3,772	2,861	37%	32%

Total annuities and Alliance	$33,656	$30,474	$24,354	10%	25%

Fixed portion of variable annuity	$6,210	$6,354	$7,491	-2%	-15%

				Improvement (Worsening) Over Prior Year
Net Flows (in millions)	2006	2005	2004	2006	2005
Variable portion of variable annuity deposits	$2,525	$2,254	$2,199	12%	3%
Variable portion of variable annuity withdrawals	(2,557)	(2,110)	(1,828)	-21%	-15%

Variable portion of variable annuity net flows	(32)	144	371	NM	-61%

Fixed portion of variable annuity deposits	441	520	575	-15%	-10%
Fixed portion of variable annuity withdrawals	(938)	(784)	(813)	-20%	4%

Fixed portion of variable annuity net flows	(497)	(264)	(238)	-88%	-11%

Total variable annuity deposits	2,966	2,774	2,774	7%	—
Total variable annuity withdrawals	(3,495)	(2,894)	(2,641)	-21%	-10%

Total variable annuity net flows	(529)	(120)	133	NM	NM

Fixed annuity deposits	506	563	503	-10%	12%
Fixed annuity withdrawals	(501)	(679)	(310)	26%	NM

Fixed annuity net flows	5	(116)	193	104%	NM

Total annuity deposits	3,472	3,337	3,277	4%	2%
Total annuity withdrawals	(3,996)	(3,573)	(2,951)	-12%	-21%

Total annuity net flows	(524)	(236)	326	NM	NM

Alliance Mutual Fund deposits	1,113	1,066	828	4%	29%
Alliance Mutual Fund withdrawals	(247)	(410)	(75)	40%	NM

Total Alliance Mutual Fund net flows	866	656	753	32%	-13%

Total annuity and Alliance deposits	4,585	4,403	4,105	4%	7%
Total annuity and Alliance withdrawals	(4,243)	(3,983)	(3,026)	-7%	-32%

Total annuity and Alliance net flows	$342	$420	$1,079	-19%	-61%

Annuities incremental deposits	$3,395	$3,265	$3,029	4%	8%
Alliance Mutual Fund incremental deposits	1,113	1,066	828	4%	29%

Total annuities and Alliance incremental deposits (1)	$4,508	$4,331	$3,857	4%	12%

(1)	Incremental deposits represent gross deposits reduced by transfers from other segment products.

Interest Rate Spread	2006	2005	2004	Change in Rate Over Prior Year (basis points)
				2006	2005
Net investment income yield	6.32%	6.29%	6.38%	3	(9)
Interest rate credited to policyholders	3.73%	3.69%	3.75%	4	(6)

Interest rate spread	2.59%	2.60%	2.63%	(1)	(3)
Effect on yield and interest rate spread:
Commercial mortgage loan prepayment and bond makewhole premiums	0.14%	0.12%	0.22%	2	(10)
Contingent interest	0.00%	0.00%	0.09%	—	(9)

Interest rate spread adjusted for above items	2.45%	2.48%	2.32%	(3)	16

Average fixed annuity account values (in millions)	$11,002	$10,884	$10,558

Effect on income from operations (after-tax, after DAC) (in millions):
Commercial mortgage loan prepayment and bond makewhole premiums	$6	$4	$10
Contingent interest	—	—	5

Effect on income from operations	$6	$4	$15

Comparison of 2006 to 2005

Income from operations for the Defined Contribution segment within the retirement business increased $17 million, or 9%, in 2006 compared to 2005. Results in 2006 and 2005 include favorable after-tax adjustments of $5 million and $14 million, respectively, from the completion of our annual comprehensive review of assumptions underlying the amortization of DAC and VOBA. The results in 2006 also include a favorable tax adjustment primarily related to the separate account DRD. Excluding these items, income from operations in 2006 compared to 2005 benefited from increases in account values from cumulative positive net flows and strong performance in the equity markets.

Revenues

Insurance fees increased 9% in 2006 compared to 2005 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 Index® was 13.6% higher and the average daily S&P 500 Index® was 8.5% higher in 2006 than 2005. Product sales, as measured by deposits, increased 4% in 2006, compared to 2005, across all product lines.

New deposits are an important component of our effort to grow the Defined Contribution business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. Deposits increased 4% in 2006 compared to 2005, primarily due to growth in two areas: the annuity-based 401(k) Director business and the Alliance program.

Alliance program deposits were $1.5 billion (including Alliance program fixed annuity deposits) in 2006, an increase of 3% from 2005. The Alliance program bundles our fixed annuity products with mutual funds, along with record keeping and employee education components. We earn fees for the services that we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our consolidated balance sheets. During 2006, we restructured the Alliance program sales organization and now have a dedicated team in place to focus on deposit growth going forward.

The distribution model for the 401(k) Director product, which focuses on the small/corporate market, has been strategically redesigned in 2006. In October 2006, we terminated the relationship with the third-party wholesaler. During 2006, sales of the small/corporate market were down 13% from 2005 due to the termination of the third-party wholesaler, but we expect that the benefits associated with our investment in a new wholesaling force will outweigh any short-term consequences of terminating our third-party wholesaling relationship.

The other component of net flows relates to the retention of our business as demonstrated by our lapse rates. The overall lapse rate was 13.1% in 2006 compared to 12.3% in 2005. In 2006, the overall lapse rate was more favorable than the level of persistency assumed in product pricing.

Net investment income increased 4% in 2006, compared with 2005. The increases were due to growth in fixed annuity account values. The increase also includes $15 million from commercial mortgage loan prepayment and bond makewhole premiums in 2006 compared to $13 million in 2005.

A portion of the net investment income in this segment is credited to our fixed annuity policyholders. The interest credited to policyholders is included in the segment’s expenses. As stated above, annuity product interest rate spreads represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products divided by the average fixed account values. Interest credited to policyholder balances increased in 2006 compared to 2005 as a result of higher average fixed account values and higher average crediting rates.

The interest rate spread table above summarizes the effect on income from operations of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on an after-DAC, after-tax basis. The interest rate spread decreased to 2.59% in 2006 from 2.60% in 2005. This was driven by an increase in investment income yield, partially offset by an increase in crediting rates. After removing the effects of prepayment premiums, the interest rate spread was 2.45% in 2006 compared to 2.48% in 2005. In response to the competitive environment, we increased crediting rates in April 2006 by 10 basis points for a series of our fixed annuity products with approximately $6 billion of account values. Effective October 1, 2006, we increased the crediting rates for these products by an additional 10 basis points. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment premiums. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Benefits and Expenses

Interest credited to policyholders is included in insurance benefits and increased 2% in 2006 compared to 2005. The increase is a result of the increase in crediting rates discussed above. See the table above for the interest rate credited to policyholders.

Underwriting, acquisition, insurance and other expenses increased 5% in 2006 compared to 2005. This increase was primarily the result of less favorable DAC and VOBA adjustments as discussed below, higher incentive compensation accruals and a change in expense allocation methodology put into effect in the second quarter of 2006 as a result of the Jefferson-Pilot merger, which shifted expenses to other business segments. The change in methodology was not material to the other segments and did not affect consolidated expenses.

During the third quarter of 2006, we conducted our annual comprehensive review of the assumptions underlying the amortization of DAC and VOBA. As a result of this comprehensive review, the segment had DAC and VOBA net prospective positive unlocking adjustment of $7 million pre-tax ($5 million after-tax). The adjustments primarily reflect a lower long-term interest rate assumption and favorable margins, partially offset by lower persistency assumptions. The comprehensive review during the third quarter of 2006 is not expected to significantly affect on-going amortization expense.

As a result of the annual comprehensive review conducted in the third quarter of 2005, the segment had DAC and VOBA net prospective positive unlocking adjustment of $22 million pre-tax ($14 million after-tax). The adjustments were the result of improved retention assumptions.

A portion of the variable annuity contracts in the segment contain GMDB’s in the form of a Return of Premium (“ROP”) GMDB feature, which guarantees a return of premiums adjusted for any withdrawals. At December 31, 2006, approximately $14.3 billion, or 60%, of variable annuity contract account values contained an ROP death benefit feature and the net amount at risk related to these contracts was $16 million. The remaining variable annuity contract account values, including all the 401(k) Director product, contain no GMDB feature.

Comparison of 2005 to 2004

Income from operations for the Defined Contribution segment increased $8 million, or 4%, in 2005 compared to 2004. Results in 2005 and 2004 include favorable after-tax adjustments of $14 million and $3 million from the completion of our annual comprehensive review of assumptions underlying the amortization of DAC and VOBA. Excluding these items, income from operations in 2005 compared to 2004 benefited from increases in account values from cumulative positive net flows and improvement in the equity markets.

Revenues

Insurance fees increased 12% in 2005 compared to 2004 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 Index® was 3.0% higher and the average daily S&P 500 Index® was 6.8% higher in 2005 than 2004. Product sales, as measured by deposits, increased 8% in 2005, compared to 2004.

Deposits increased 12% in 2005 compared to 2004, primarily due to growth in two areas: the annuity-based 401(k) Director business and the Alliance program.

The overall lapse rate was 12.3% in 2005 compared to 11.0% for 2004. In 2005, the overall lapse rate was more favorable than the level of persistency assumed in product pricing.

Net investment income declined slightly in 2005, compared with 2004. In 2005, net investment income included commercial mortgage loan prepayment and bond makewhole premiums of $13 million compared to $23 million in 2004. In addition the segment received $9 million of contingent interest income in 2004. Excluding these items, investment income was up $16 million reflecting higher average fixed account values and improved investment rates.

The interest rate spread table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The interest rate spread declined to 2.60% in 2005 from 2.63% for 2004. This was driven by an increase in investment income yield, partially offset by an increase in crediting rates. After removing the effects of prepayment premiums and contingent interest, the interest rate spread was 2.48% in 2005 compared to 2.32% for 2004.

Benefits and Expenses

Insurance benefits increased 1% in 2005 compared to 2004. The increase is a result of the decrease in crediting rates discussed above, net of an increase in average fixed account values from positive cash flows. See the table above for the interest rate credited to policyholders.

Underwriting, acquisition, insurance and other expenses increased 3% in 2005 compared to 2004.

As a result of the annual comprehensive review conducted in the third quarter of 2005, the segment had DAC and VOBA net prospective positive unlocking adjustment of $22 million pre-tax ($14 million after-tax). The adjustments were the result of improved retention assumptions.

As a result of the annual comprehensive review conducted in the third quarter of 2004, for 2004 the segment had DAC and VOBA net prospective positive unlocking adjustment of $5 million pre-tax ($3 million after-tax). The adjustments were the result of improved retention assumptions offset by a decline in spread projections.

Retirement Products—Executive Benefits

				Increase (Decrease) Over Prior Year
Operating Summary (in millions)	2006	2005	2004	2006	2005
Operating Revenues
Insurance premiums	$5	$9	$1	-44%	NM
Insurance fees	45	27	24	67%	13%
Net investment income	317	187	184	70%	2%
Other revenues and fees	5	5	6	—	-17%

Total operating revenues	372	228	215	63%	6%

Operating Expenses
Insurance benefits	270	173	170	56%	2%
Underwriting, acquisition, insurance and other expenses	33	29	33	14%	-12%

Total operating expenses	303	202	203	50%	0%

Income from operations before taxes	69	26	12	165%	117%
Federal income taxes	20	6	1	233%	NM

Income from operations	$49	$20	$11	145%	82%

				Improvement (Worsening) Over Prior Year
Operational Data (in millions)	2006	2005	2004	2006	2005
COLI/BOLI—Sales	$83	$50	$52	66%	-4%

COLI/BOLI—Account Value Roll Forward
Balance beginning-of-period	$1,318	$1,122	$969	17%	16%
Business acquired	2,795	—	—	NM	NM
Deposits	267	210	273	27%	-23%
Withdrawals and deaths	(210)	(48)	(161)	NM	70%

Net flows	57	162	112	-65%	45%
Policyholder assessments	(60)	(35)	(31)	-71%	-13%
Interest credited and change in market value	195	70	72	179%	-3%

Balance end-of-period	$4,305	$1,319	$1,122	226%	18%

COLI/BOLI—In-Force	$15,645	$7,729	$7,077	102%	9%

Institutional Pensions—Account Value	$2,720	$2,737	$2,906	-1%	-6%

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” and “Forward-looking Statements – Cautionary Language” above.

Comparison of 2006 to 2005

Income from operations for Executive Benefits business increased $29 million in 2006 compared to 2005, due primarily to the April 2006 merger with Jefferson-Pilot. Excluding the effects of the merger, growth in our COLI and BOLI in-force also contributed to the increases. Mortality in the Institutional Pension business was favorable in 2006 compared to 2005.

Revenues

Insurance fees and premiums for this business increased 39% in 2006, primarily as a result of the additions of the Jefferson-Pilot BOLI business.

Included in the BOLI acquired with the Jefferson-Pilot companies are life insurance products sold to community banks, which accounted for $1.9 billion in policyholder fund balances. At December 31, 2006, VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $121 million. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in force. The following factors may influence policyholders to continue these coverages: 1) our ability to adjust crediting rates; 2) relatively high minimum rate guarantees; 3) the difficulty of re-underwriting existing and additional covered lives; and 4) unfavorable tax attributes of certain surrenders. Our assumptions for amortizing VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

In the second quarter of 2006 we changed our basis for reporting sales to one more consistent with industry sales reports. Previously, we reported sales as first year paid premium, excluding internal replacements. Sales are now reported as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. Sales in 2006 increased 66% over 2005, primarily in the historical Lincoln products, and include the impact of two new product launches in the second half of the year.

Net investment income increased 70% in 2006 compared to 2005. The increases were driven principally by the Jefferson-Pilot merger. During the third quarter of 2006, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an intra-company charge referred to as the default charge. Income from operations in 2006 includes $2 million ($1 million after-DAC, after-tax) of default charges recorded before the methodology was harmonized. This change did not have an effect on consolidated income from operations.

Benefits and Expenses

Insurance benefits, which includes interest credited to policyholders, increased $97 million, or 56%, in 2006 compared to 2005. The increase is primarily due to interest credited to Jefferson-Pilot policyholders. On July 1, 2006, we implemented a 25 basis point increase in crediting rates on our BOLI business. Excluding the increase from Jefferson-Pilot companies, insurance benefits in 2006 were essentially level with the same 2005 periods, as increased interest credited on the COLI and BOLI business from growth in account values and rate increases was offset by favorable mortality in the institutional pension business.

Underwriting, acquisition, insurance and other expenses increased $4 million, or 14% in 2006 compared to 2005. The increase was primarily the result of inclusion of the Jefferson-Pilot BOLI business, partially offset by unfavorable retrospective unlocking in 2005 as discussed below and a change in expense allocation methodology put into effect in the third quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger. The change in methodology did not affect consolidated expenses.

The impact to expenses resulting from our annual comprehensive review in the third quarters of 2006 and 2005 of the assumptions underlying the amortization of DAC, VOBA and DFEL were not significant for this business. Also included in acquisition expenses is retrospective unlocking of DAC, VOBA and DFEL, which was not significant for 2006. Retrospective unlocking in 2005 resulted in an unfavorable adjustment of $2 million pre-tax ($1 million after-tax) due to less favorable persistency.

Comparison of 2005 to 2004

Income from operations for Executive Benefits business increased $9 million in 2005 compared to 2004, due primarily to favorable results in 2005 from the annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, and DFEL, compared to unfavorable results in 2004, and also from increased business in force.

Revenues

Insurance fees and premiums for this business increased 44% in 2005, primarily as a result of increased insurance premiums on the institutional pensions business and increased expenses charges from higher business in force on the COLI and BOLI business.

Sales in 2005 were relatively flat compared to 2004.

Net investment income increased 2% in 2005 compared to 2004. The increase was driven principally by higher business in force on the COLI and BOLI business, offset in part by the runoff of the institutional pensions business.

Benefits and Expenses

Total operating expenses decreased 1% in 2005, as the favorable impact of the annual comprehensive review as compared to 2004 offset the impacts of normal business growth.

As a result of the annual assumption review in the third quarter of 2004, the segment had a DAC, VOBA and DFEL net prospective negative unlocking adjustment of $7 million pre-tax ($5 million after-tax), comprised of $(1) million DFEL and $8 million DAC and VOBA. The adjustments resulted primarily from the review of the assumption of future investment yields and lapse rates.

Employer Markets – Group Protection

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

Operating Summary (in millions)	2006
Operating Revenues
Insurance premiums	$949
Net investment income	80
Other revenues and fees	3

Total operating revenues	1,032

Operating Expenses
Insurance benefits	663
Underwriting, acquisition, insurance and other expenses	217

Total operating expenses	880

Income from operations before taxes	152
Federal income taxes	53

Income from operations	$99

Product Line Data (in millions)	Year Ended December 31, 2006
	Income from Operations	Earned Premiums	Loss Ratios
Life	$37	$334	69.7%
Disability	53	407	64.4%
Dental	6	95	72.2%

Total non-medical	96	836	67.4%

Medical	3	113

Total	$99	$949

Expense ratios:
General and administrative expenses to earned premiums	11.0%

Total expenses to earned premiums	22.8%

Sales—annualized premium:
Life, disability and dental combined	$209

Income from operations for this segment benefited from favorable claim experience on all products, particularly long-term disability. We recognize premiums for this segment as revenues and claims are incurred. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. The level of expenses is also an important driver of profitability for this segment, as group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long-duration contracts sold to new policyholders and new programs sold to existing policyholders. The trend in sales is an important indicator of development of business in force over time.

The adoption of SOP 05-1 during 2007 is anticipated to result in a reduction in the segment’s DAC and VOBA balances which will be recorded as a reduction to retained earnings. The impact of SOP 05-1 is expected to prospectively increase DAC and VOBA amortization in 2007 assuming that replacement activity, as defined by SOP 05-1, is comparable to recent years. Our estimates are based upon our interpretation of SOP 05-1 and the proposed implementation guidance and does not consider our interpretations of final implementation guidance which could be issued in 2007. As a result, the actual impact of the adoption of SOP 05-1 may differ from our estimate as the issuance of new implementation guidance and evolving industry practice may affect our interpretation and implementation.

For additional information about the expected impact of SOP 05-1, refer to Note 2 of our consolidated financial statements. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” and “Forward-looking Statements – Cautionary Language” above.

Revenues

After the merger, the operations of the Group Protection segment were substantially unchanged from when it was part of Jefferson-Pilot. Insurance premiums in 2006 increased modestly compared to 2005 reported by Jefferson-Pilot prior to the merger. Both the non-medical portion and the other portion of the business increased over comparable prior year periods. The business represented as “other” consists primarily of our non-core Exec-U-Care® product. This product provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs. This product produces significant revenues and benefits expenses for this segment but only a limited amount of segment income from operations. Discontinuance of this product would significantly impact segment revenues.

During the third quarter of 2006, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an intra-company charge referred to as the default charge. Income from operations in 2006 includes $1 million ($0.3 million after-tax) of default charges recorded before the methodology was harmonized. This change did not have an effect on consolidated income from operations.

Sales increased solidly for the nine month period subsequent to the merger compared to comparable periods reported by Jefferson-Pilot in 2005. Exceptionally strong fourth quarter sales drove this result. Sales of larger cases were the primary contributor to this growth in the fourth quarter, including the expansion of an existing relationship that resulted in $11 million of sales to additional hospitals. Modest pricing adjustments reflective of the favorable experience in LTD and Dental also contributed to these improved results. Sales rep productivity, reflecting these sales, continued to increase on a full year basis. Larger case sales had previously been depressed industry-wide. Group Protection approaches larger case sales opportunistically and saw more attractive opportunities in the fourth quarter that satisfied its more conservative risk profile.

Benefits and Expenses

Policy benefits reflect a total non-medical loss ratio of 67.4% in 2006, and were driven by better than expected results for our product lines that we do not believe are sustainable. Long-term disability exhibited particularly better experience than that reported by JP in the latter half of 2005. We experienced favorable long-term disability claims incidence and favorable claims terminations that significantly decreased our loss ratios. Effective claims management contributed to the favorable claim termination experience. We believe that loss ratios in the 71-74% range are more representative of longer-term expectations for the composite non-medical portion of this segment. Although we expect normal fluctuations in this range, claim experience is inherently uncertain and there can be no assurance that experience will fall inside this expected range. The discount rate used to calculate reserves for newly incurred long-term disability and life waiver claims is 5.25%.

Underwriting, acquisition, insurance and other expenses in 2006 were at unit expense levels comparable to prior periods reported as Jefferson-Pilot. Excluding the effects of DAC and VOBA, these expenses increased as a percentage of earned premiums compared to 2005 due to higher costs related to harmonization of compensation and benefit plans, and other higher expense allocations related to the merger. Net of DAC and VOBA, and reflecting other expenses including commissions, taxes, licenses and fees, total unit expenses were reduced from prior periods, principally due to lower VOBA amortization as a result of purchase accounting relative to DAC amortization recorded by Jefferson-Pilot in 2005. During the third quarter of 2006, as a result of a review of assumptions for DAC amortization, we changed the DAC amortization period to 15 years, consistent with the period for VOBA, for all products except Dental, which remains at 7 years. This change was implemented retroactive to the merger date and did not have a significant effect on results.

RESULTS OF INVESTMENT MANAGEMENT

The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” and “Forward-looking Statements – Cautionary Language” above.

				Increase (Decrease) Over Prior Year
Operating Summary (in millions)	2006	2005	2004	2006	2005
Operating Revenues
Investment advisory fees	$328	$256	$239	28%	7%
Investment advisory fees—insurance-related	97	99	106	-2%	-7%
Other revenues and fees	139	120	146	16%	-18%

Total operating revenues	564	475	491	19%	-3%

Operating Expenses
Operating and administrative expenses	479	449	464	7%	-3%

Total operating expenses	479	449	464	7%	-3%

Income from operations before Federal income taxes	85	26	27	227%	-4%
Federal income taxes	29	10	9	190%	11%

Income from operations	$55	$17	$19	224%	-11%

Margin Data
Pre-tax operating margin	15.1%	5.5%	5.5%

				Increase (Decrease) Over Prior Year
December 31, (in millions)	2006	2005	2004	2006	2005
Retail-equity	$39,627	$32,732	$24,274	21%	35%
Retail-fixed	10,993	9,625	8,457	14%	14%

Total retail	50,620	42,357	32,731	20%	29%

Institutional-equity	23,845	20,577	12,849	16%	60%
Institutional-fixed	22,841	14,699	11,547	55%	27%

Total institutional	46,686	35,276	24,396	32%	45%

Insurance-related assets	67,067	43,086	42,791	56%	1%

Total assets under management	$164,373	$120,719	$99,918	36%	21%

Total Sub-Advised Assets, Included in Above Amounts
Retail	$18,023	$15,389	$9,466	17%	63%
Institutional	4,648	5,114	4,084	-9%	25%

Total sub-advised assets at the end of the period	$22,671	$20,503	$13,550	11%	51%

Net Flows (in millions)	2006	2005	2004	Improvement (Worsening) Over Prior Year
				2006	2005
Retail
Equity:
Fund deposits	$8,935	$11,383	$6,176	-22%	84%
Redemptions and transfers	(8,522)	(5,906)	(4,157)	-44%	-42%

Net flows-equity	413	5,477	2,019	-92%	171%

Fixed income:
Fund deposits	4,057	3,718	3,072	9%	21%
Redemptions and transfers	(3,284)	(2,753)	(3,449)	-19%	20%

Net flows-fixed income	773	965	(377)	-20%	NM

Total retail:
Fund deposits	12,992	15,101	9,248	-14%	63%
Redemptions and transfers	(11,806)	(8,659)	(7,606)	-36%	-14%

Net flows-total retail	1,186	6,442	1,642	-82%	292%

Institutional
Equity:
Inflows/deposits	5,612	11,089	6,955	-49%	59%
Withdrawals and transfers	(4,921)	(5,309)	(4,400)	7%	-21%

Net flows-equity	691	5,780	2,555	-88%	126%

Fixed income:
Inflows/deposits	9,490	5,214	6,256	82%	-17%
Withdrawals and transfers	(2,190)	(2,216)	(1,813)	1%	-22%

Net flows-fixed income	7,300	2,998	4,443	143%	-33%

Total institutional:
Inflows/deposits	15,102	16,303	13,211	-7%	23%
Withdrawals and transfers	(7,111)	(7,525)	(6,213)	6%	-21%

Net flows-total institutional	7,991	8,778	6,998	-9%	25%

Combined Retail and Institutional
Deposits/inflows	28,094	31,404	22,459	-11%	40%
Redemptions, withdrawals and transfers	(18,917)	(16,184)	(13,819)	-17%	-17%

Net flows-combined retail and institutional	$9,177	$15,220	$8,640	-40%	76%

Note:	The net flows in the above table exclude the transfer of $1 billion related to the outsourced mutual fund based 401(k) record-keeping business in 2004. Amounts in the table above include net flows of $3.3 billion related to DIAL through September 2004. Inflows/deposits include transfer in kind purchases, contributions and dividend reinvestment.

Comparison of 2006 to 2005

Income from operations in 2006 was $55 million compared to $17 million in 2005. The growth in earnings were primarily driven by an increase in third-party assets under management and cost containment initiatives, while 2005’s results were negatively impacted by expenses related to talent acquisitions. The segment’s pre-tax operating margin for 2006 was approximately 15%, which was a significant improvement, compared to the prior year’s margin of 5.5%. Pre-tax operating margin is determined by dividing pre-tax income by operating revenue.

Revenues, Deposits and Net Flows

Investment advisory fees increased 28% in 2006 compared to 2005 due to a higher average level of assets under management resulting from positive net flows, changes in product mix, and improved returns in the equity markets. We believe that changes in the management of certain asset category offerings and the recognition in the marketplace of improving investment performance are the primary drivers of the increase in the asset base and continued positive net flows. The level of net flows may vary considerably from period to period and net flows in one period may not be indicative of net flows in subsequent periods. The average level of the equity markets was higher in 2006 compared to 2005, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 Index® was 13.6% higher and the average daily S&P 500 Index® was 8.5% higher in the year 2006 than in the year 2005.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses. In addition, included in the investment advisory fees—external are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees – insurance-related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Individual and Employer Markets businesses. In the second quarter of 2006, we lowered the fees being charged for this service on assets managed to 9 basis points on assets managed from 16 basis points. The effect on revenue was generally offset by an increase in general account assets from the Jefferson-Pilot merger.

The increase in total segment assets under management from December 31, 2005 to 2006 is primarily the result of an increase in general account assets from the Jefferson-Pilot merger, positive net flows and market value gains. Market value gains in 2006 were $7.1 billion in retail and $3.4 billion in institutional. Net flows were $1.2 billion in retail and $8.0 billion in institutional in 2006.

The International ADR managed accounts product currently sub-advised by Mondrian Investment Partners was closed to new investors in the second quarter of 2006, although the product remains open to contributions from existing customers. ADR is a stock that trades in the U.S. but represents a specified number of shares in a foreign corporation. ADRs are bought and sold on U.S. markets just like traditional stocks and are issued or sponsored in the U.S. by a bank or brokerage firm. This closure was primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. Compared to 2005, our flow of funds from new managed accounts declined as a result of this product closing. Our in-house International Value Equity team offers an alternative to the closed International product. Although impacting the growth of deposits and the level of investment advisory fees, the closing of the International ADR managed account product has not had an adverse material effect on our results of operations.

In May 2006, we closed our institutional and managed account Large Cap Growth products to new accounts. These products remain open to contributions from existing accounts. These products had experienced significant growth in the last several quarters prior to closing. Similar to the International ADR product, these closures were primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. Although impacting the growth of deposits and the level of investment advisory fees, the closing of these products has not had an adverse material effect on our results of operations.

The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods. While we expect investment performance to remain solid and look for continued and sustained positive net flows in 2007, capacity constraints in certain investment strategies may limit growth relative to the current year.

Expenses

Operating and administrative expenses increased 7% in 2006 compared to 2005, primarily reflecting the net effect of: increases in expenses that vary with levels of assets and revenues; modest increased spending on technology and communications to further support the segment’s growing level of assets; and cost containment initiatives. Operating and administrative expense in 2005 reflected the additions of a large cap equity growth team and an international value equity team.

Comparison of 2005 to 2004

Revenues, Deposits and Net Flows

Investment advisory fees increased 7% in 2005 compared to 2004. Investment advisory fees included $47 million from DIAL managed assets for 2004. Excluding DIAL, investment advisory fees increased 33% in 2005 compared to 2004, due to higher average levels of assets under management resulting from changes in the equity markets, changes in product mix and positive net flows. Net flows in 2005 were 76% higher than 2004.

Investment advisory fees – insurance related decreased 7% in 2005 compared to 2004, largely a result of analysis performed in the latter half of 2004. Effective January 1, 2005 we reduced the inter-segment fees paid to the Investment Management segment by approximately 2 basis points, or 12%, which resulted in a negative impact of $3 million after-tax in 2005. This was offset by corresponding net positive impacts within the Individual Markets and Employer Markets segments.

The increase in assets under management from December 31, 2004 to 2005 is primarily the result of positive net flows and market value gains. Market value gains in 2005 were $3.2 billion in retail and $2.1 billion in institutional. Net flows were $6.4 billion in retail and $8.8 billion in institutional in 2005.

On September 24, 2004, we completed the sale of DIAL to the unit’s management group and an unaffiliated investor. As a result of the sale of DIAL, certain retail assets are sub-advised by Mondrian, the buyer. Sub-advised assets represent 17% of the segment’s assets under management at December 31, 2005, compared to 14% at December 31, 2004. As stated above, the segment pays fees to the sub-advisor for managing the assets. Also, in 2004, the segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $1 billion of the retirement accounts were transferred to third parties during 2004. See Note 14 to our Consolidated Financial Statements, “Results of Consolidated Operations” above and “Review of Consolidated Financial Condition – Liquidity and Capital Resources” below for additional information.

Expenses

Operating and administrative expenses decreased by 3% in 2005 compared to 2004. Operating and administrative expenses in 2005 include the second quarter 2005 additions of a large cap equity growth team and an international value equity team.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products. Beginning in 2006 and continuing into 2007, Lincoln UK began participating in our overall RISV initiative and we expect to introduce retirement income product solutions into the U.K. marketplace. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

				Increase (Decrease) Over Prior Year
Operating Summary (in millions)	2006	2005	2004	2006	2005
Operating Revenues
Insurance premiums	$79	$63	$70	25%	-10%
Insurance fees	158	176	196	-10%	-10%
Net investment income	71	79	76	-10%	4%

Total operating revenues	308	318	342	-3%	-7%

Operating Expenses
Insurance benefits	108	116	100	-7%	16%
Underwriting, acquisition, insurance and other expenses	140	136	175	3%	-22%

Total operating expenses	248	252	275	-2%	-8%

Income before taxes	60	66	67	-9%	-1%
Federal income taxes	21	23	23	-9%	—

Income from operations	$39	$43	$44	-9%	-2%

December 31, (in millions, except exchange rate)	2006	2005	2004	Increase (Decrease)
				2006	2005
Unit-linked assets	$8,757	$7,320	$7,186	20%	2%
Individual life insurance in-force	19,345	17,521	20,378	10%	-14%
Exchange rate ratio-U.S. dollars to pounds sterling:
Average for the period	1.847	1.821	1.834	1%	-1%
End of year	1.958	1.719	1.919	14%	-10%

Comparison of 2006 to 2005

Revenues

During 2006, the average exchange rate for the U.S. dollar relative to the British pound sterling increased 1% compared to 2005. Excluding the effect of the exchange rate, insurance premiums increased 23% in 2006, compared to 2005, reflecting an increase in the annuitization of vesting pension policies. The receipt of these premiums results in a corresponding increase in benefits. Our policy lapse rate in 2006 was 6.7% compared to 6.8% in 2005, as measured by the number of policies in-force. Excluding the effects of exchange rates, insurance fees declined 11% in 2006 compared to 2005, driven primarily by adjustments from the completion of our comprehensive assumption reviews in 2006 and 2005, as discussed below. The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.

Comprehensive reviews of the assumptions underlying the amortization of DAC, VOBA and DFEL were completed in 2006 and 2005 resulting in impacts to income from operations of $(4) million pre-tax ($(3) million after-tax) and $3 million pre-tax ($2 million after-tax), respectively. The effect of these reviews on DFEL resulted in a negative unlocking adjustment of $11 million in 2006, compared with a net positive unlocking adjustment of $10 million in 2005. The adjustment in 2006 resulted from less favorable treatment of pension transfers, while a modeling change drove the adjustment in 2005. The impact of the unlocking of DAC and VOBA is included in expenses discussed below.

Expenses

Operating expenses were 2% lower in 2006 compared to 2005. Excluding the effect of the exchange rate, operating expenses were 3% lower in 2006 than in 2005. The decrease in operating expenses was driven by adjustments from our annual comprehensive review of assumptions for the amortization of DAC, VOBA and DFEL conducted in 2006 and 2005. The 2006 comprehensive assumption review resulted in a net positive prospective unlocking adjustment of $3 million for DAC and VOBA amortization, primarily due to favorable lapse rates. The comprehensive review of the assumptions underlying the amortization of DAC and VOBA completed in 2005, resulted in a net negative prospective unlocking adjustment to DAC and VOBA amortization of $18 million. Although the use of the enhanced reversion to the mean process has lessened the impact of short-term volatility of the equity markets, the segment remains subject to volatility in the equity markets on fee income.

In October 2005, Lincoln UK funded its non-U.S. defined benefit pension plan with a contribution of approximately $71 million. As a result, the annual pre-tax pension expense reduced by approximately $2 million. This reduction in expenses impacts future EGPs used in determining DAC, VOBA and DFEL amortization and resulted in a favorable fourth quarter prospective unlocking adjustment of approximately $11 million pre-tax ($7 million after-tax).

Lincoln UK maintains reserves established in 1997 and 1999 for mis-selling activities. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. During 2006, the number of new customer complaints continued to decline and when the reserve for mis-selling practices was re-evaluated a release of $1 million pre-tax was recorded. Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially effect our consolidated financial position.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”), which is levied at the rate of 17.5%. The European Commission is currently reviewing the application of VAT to insurance and financial services. The timing of this review and how it will impact our arrangement with Capita is uncertain and not likely to be resolved in the near future. Future changes in the application of VAT to Lincoln UK’s outsourcing arrangement with Capita could impact the segment’s results, although we believe that any future change would not materially affect our consolidated financial position.

Comparison of 2005 to 2004

Revenues

During 2005, the exchange rate for the U.S. dollar relative to the British pound sterling decreased 1% compared to 2004. Excluding the effect of the exchange rate, insurance premiums were down approximately 9% in 2005, compared to 2004, resulting from the continuing decline of the in-force block. Our policy lapse rate in 2005 was 6.8% compared to 7.0% in 2004, as measured by the number of policies in-force.

Insurance fees decreased 10% in 2005 compared to 2004, primarily due to lower net DFEL unlocking adjustments in 2005 compared to 2004. Included in insurance fees are net positive DFEL unlocking adjustments of approximately $10 million pre-tax ($6 million after-tax) in 2005 and $25 million pre-tax ($16 million after-tax) for 2004. These adjustments resulted from our 2005 and 2004 comprehensive reviews of assumptions underlying the amortization of DAC, VOBA and DFEL and the 2005 pension funding discussed below. The 2005 and 2004 comprehensive assumption reviews resulted in a positive impact to income from operations of approximately $3 million pre-tax ($2 million after-tax) for both years. The impact on DAC and VOBA of unlocking resulting from comprehensive assumption reviews and the pension funding is included in expenses. Partially offsetting the lower net DFEL unlocking adjustments, insurance fees benefited from the higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 Index®, U.K. equity markets increased 16.7% in 2005 and 7.5% in 2004. On a daily average basis, the FTSE 100 Index® was up 14.1% in 2005 over 2004.

Expenses

Expenses were lower in 2005, compared to 2004, as increases in insurance benefits were offset by lower underwriting, acquisition and operating expenses. Insurance benefits in 2005 included $11 million pre-tax ($7 million after-tax) to increase the reserve for selling practice matters as a result of greater than expected levels of customer complaints. Insurance benefits for 2004 include a release of $5 million pre-tax ($3 million after-tax) of reserves related to lapsed policies. See Note 10 to our Consolidated Financial Statements for additional information on the reserve for selling practices.

The decline in underwriting, acquisition and operating expenses in 2005, compared to 2004, primarily reflects the net favorable change between years in DAC and VOBA unlocking of approximately $40 million pre-tax ($26 million after-tax) resulting from the 2005 pension funding favorable unlocking and negative retrospective unlocking of assumptions for DAC and VOBA that occurred in 2004 from increasing equity markets. The completion of the third quarter 2005 comprehensive review of assumptions underlying the amortization of DAC, VOBA and DFEL resulted in unfavorable adjustments to DAC and VOBA amortization, primarily from an unfavorable modeling change in the DAC amortization calculation process offset by favorable persistency. In addition, in 2004 we adjusted our assumptions related to the impact of equity markets on tax related fees for unit-linked business, primarily from changes in the assumption for policy retention, which favorably impacted income from operations of approximately $8 million pre-tax ($5 million after-tax) in 2004. The impact of this unlocking on DAC, VOBA and DFEL are included in the adjustments discussed above.

In 2004, our comprehensive review of assumptions underlying the amortization of DAC, VOBA and DFEL resulted in positive unlocking reducing income by approximately $3 million pre-tax ($2 million after-tax). In addition, we adjusted our assumptions related to the impact of equity markets on tax related fees for unit-linked business, primarily from changes in the assumption for policy retention, which resulted in increased amortization expenses of approximately $8 million pre-tax ($5 million after-tax).

Related to the Lincoln UK reserves established in 1997 and 1999 for mis-selling activities discussed above, we increased the reserve for selling practice matters by $11 million pre-tax ($7 million after-tax) as a result of greater than expected levels of customer complaints in 2005. Offsetting the increase in reserves in 2004 were insurance reimbursements of costs incurred in connection with mis-selling practices. The net effect of the increase in mis-selling reserves and the favorable settlements resulted in lower expenses in 2004 of $9 million pre-tax ($6 million after-tax).

RESULTS OF LINCOLN FINANCIAL MEDIA

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

For additional factors that could cause actual results to differ materially from those set forth in section, see “Part I — Item 1 — Risk Factors” and “Forward-looking Statements — Cautionary Language” above.

Operating Summary (in millions)	2006(2)
Operating Revenue
Communications revenue (net)(1)	$188

Operating Expenses
Operating expenses	119

Income from operations before Federal income taxes	69
Federal income taxes	25

Income from operations	$44

(1)	Communications revenues are net of commissions of $26 million paid to agencies
(2)	Reflects results since the closing of the Jefferson-Pilot merger on April 3, 2006

Communications revenues for the period since the Jefferson-Pilot merger in April 2006 increased 1% compared to the period in 2005, as reported by Jefferson-Pilot prior to the merger. Income from operations for this segment was $44 million in 2006, and was negatively impacted by amortization expense discussed below.

Operating expenses and income from operations include amortization expenses of $6 million pre-tax for intangibles arising from the application of purchase accounting related to the merger. Approximately half of the amortization in 2006 is related to an intangible for advertising contracts that was fully amortized in the second quarter of 2006. The remaining intangible assets with determinant useful lives are valued at $25 million at December 31, 2006 and are amortized over periods of 5 to 21 years. See Note 3 to the Consolidated Financial Statements for additional details.

Profitability for Lincoln Financial Media is seasonal and is principally influenced by such factors as retail events, special and sporting events and political advertising. Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Advertising revenues from the automotive industry for our stations totaled 21% of their broadcasting revenues in the nine month period since the merger. If automotive advertising is curtailed, it could have a significant negative impact on broadcasting revenues. In the nine months since the merger, 7% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological media changes, such as satellite radio and the internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, other corporate investments, benefit plan net assets, and the unamortized deferred gain on the indemnity reinsurance portion of the sales transaction for our former reinsurance segment, which was sold to Swiss Re Life & Health America Inc. (“Swiss Re”) in 2001. Income (loss) from operations for Other Operations includes earnings on invested excess capital and other investments, amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re, interest expense on corporate debt, interest credited on corporate reinsurance and expenses that are corporate in nature such as merger-related expenses, restructuring costs, branding, charitable contributions, certain litigation reserves and other expenses not allocated to our business segments. Other Operations also includes the eliminations of intercompany transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to Individual Markets and Employer Markets.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

Operating Summary (in millions)	2006	2005	2004	Increase (Decrease) Over Prior Year
				2006	2005
Operating Revenues
Premiums	$5	$1	$2	NM	-50%
Net investment income	224	203	164	10%	24%
Amortization of deferred gain on indemnity reinsurance	75	76	87	-1%	-13%
Other revenue and fees	(11)	(6)	(38)	-83%	84%
Inter-segment elimination of investment advisory fees	(97)	(99)	(106)	2%	7%

Total operating revenues	196	175	109	12%	61%

Operating Expenses
Insurance benefits	17	—	—	NM	NM
Interest credited to contractholder funds	144	133	104	8%	28%
Insurance and other expenses	61	65	48	-6%	35%
Interest and debt expense	217	87	94	149%	-7%
Inter-segment elimination of investment advisory fees	(97)	(99)	(106)	2%	7%

Total operating expenses	342	186	140	84%	33%

Income (loss) from operations before taxes	(146)	(11)	(31)	NM	65%
Federal income taxes	(70)	(65)	(24)	-8%	NM

Income (loss) from operations	$(76)	$54	$(7)	NM	NM

Comparison of 2006 to 2005

Revenues

Net investment income increased 10% in 2006 compared to 2005. The increase in net income in 2006 is due to the addition of Jefferson-Pilot companies. We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. Other Operations is impacted by the statutory surplus needs of our insurance segments and merger-related expenses. If regulations require increases in our insurance segments’ statutory reserves and surplus the Other Operations segment investment income will be negatively impacted.

During the third quarter of 2006, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an intra-company charge referred to as the default charge. Income from operations in 2006 includes

$12 million ($8 million after-tax) of default charges recorded before the methodology was harmonized. This change did not have an effect on consolidated income from operations. Net investment income in 2005 included higher investment income on investment partnerships and $26 million pre-tax of fees from standby real estate equity commitments.

Operating Expenses

Operating expenses increased 84% in 2006 compared to 2005. Insurance and other expense in 2006 decreased 6% in 2006 compared to 2005 due to $26 million of recoveries from insurers related to U.K. mis-selling losses. Additionally, operating expenses in 2006 include $19 million related to the merger with Jefferson-Pilot for related integration costs, including restructuring charges. In 2005, we had restructuring charges of $29 million, which related to our 2005 restructuring activities in our retail distribution unit and the 2003 restructuring plan related to the realignment of our business units. See Note 15 to the Consolidated Financial Statements for additional information. These decreases were partially offset by increases attributable to the merger with the Jefferson-Pilot companies.

Interest credited to contractholder funds increased 8% in 2006 compared to 2005 with the increase primarily attributable to the merger with Jefferson-Pilot companies on business in run-off. The majority of the interest credited to policyholders relates to our reinsurance operations sold to Swiss Re in 2001. A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our financial statements. The interested credited corresponds to investment income earnings on the assets we continue to hold for this business. There is no impact to the income or loss in Other Operations or to our consolidated income.

Interest on debt in 2006 increased 149% compared to 2005. Corporate borrowings increased $2.7 billion, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger consideration and the $1.0 billion stock repurchase. The increase also includes $0.9 billion for the fair value of Jefferson-Pilot corporate debt. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Federal Income Tax Benefit

In 2006, Federal income tax benefit line included $19 million in favorable tax items attributable to tax preference items. The Federal income tax benefit in 2005 included $47 million related to the release of a deferred tax allowance in our Barbados insurance company. See Note 5 to the Consolidated Financial Statements for additional discussion.

Comparison of 2005 to 2004

Revenues

Net investment income increased 24% in 2005 compared to 2004. Net investment income in 2005 includes higher investment income on investment partnerships and $26 million pre-tax of fees from standby real estate equity commitments.

Income from the amortization of the deferred gain was 13% lower in 2005 compared to 2004, resulting from a positive third quarter 2004 adjustment to the deferred gain on the reinsurance business sold in 2001.

Operating Expenses

Operating expenses increased 33% in 2005 compared to 2004. In 2005, we had restructuring charges of $29 million which related to our 2005 restructuring activities in our retail distribution unit and the 2003 restructuring plan related to the realignment of our business units. See Note 15 to the Consolidated Financial Statements for additional information.

Interest credited to contractholder funds increased 28% in 2005 compared to 2004 with the increase primarily attributable to growth in the assets with a corresponding increase in investment income on the assets supporting the business sold to Swiss Re on an indemnity reinsurance basis in 2001.

Interest on debt in 2005 declined 7% compared to 2004 due to the maturity in May 2005 of 7.25% senior notes for $193 million, partially offset by increased rates on floating rate debt and higher commercial paper borrowings. The favorable effects of the 2004 refinancing of certain fixed rate debt at lower rates also contributed to the improvement. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Federal Income Tax Benefit

Included in income from operations in 2005 and 2004 are reductions in Federal income tax expense of $47 million and $4 million, respectively, related to partial release of a deferred tax allowance in our Barbados reinsurance company. See Note 5 to the Consolidated Financial Statements for additional discussion.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

				Increase/ (Decrease)
(in millions)	2006	2005	2004	2006		2005
Total consolidated investments (at fair value)	$71,488	$43,169	$44,507	66%		-3%
Average invested assets at amortized cost(1)	64,099	43,933	43,216	46%		2%

Net investment income	$3,981	$2,702	$2,704	47%		0%
Investment yield (ratio of net investment income to average invested assets)	6.21%	6.17%	6.27%	4	bp	(10	) bp

Items included in net investment income:
Limited partnership investment income	$37	$48	$37	-23%		30%
Prepayment and makewhole premiums	70	33	77	112%		-57%
Contingent interest	—	—	22	0%		-100%
Standby real estate equity commitments(2)	8	26	—	-69%		NM

(1)	Based on the average of invested asset balances at the beginning and ending of each quarter within the year.
(2)	Represents income earned during the fourth quarter of 2006 and the second quarter of 2005 that was in excess of ordinary income amounts.

Investment Objective: Invested assets are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

Investment Portfolio Composition and Diversification: Fundamental to our investment policy is diversification across asset classes. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate either wholly owned or in joint ventures and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 78.1% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 4.2% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The total investment portfolio increased $28.3 billion in 2006 after decreasing $1.3 billion in 2005. The increase in 2006 was primarily the result of the Jefferson-Pilot merger, which added $27.9 billion of investment assets, and purchases of investments as a result of cash flow generated by our business segments. The increase was partially offset by a decline in the fair value of securities available-for-sale. The decrease in 2005 resulted from a decline in the fair value of securities available-for-sale and trading securities, partially offset by purchases of investments as a result of cash flow generated by the businesses.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of December 31, 2006 and 2005 was as follows:

(in millions)		2006			2005
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$32,838	$33,347	59.7%	$19,696	$20,361	60.9%
2	BBB	18,565	18,809	33.7%	10,237	10,578	31.6%
3	BB	2,207	2,273	4.1%	1,492	1,505	4.5%
4	B	1,148	1,203	2.1%	747	760	2.3%
5	CCC and lower	185	198	0.4%	166	162	0.5%
6	In or near default	17	23	0.0%	46	77	0.2%

		$54,960	$55,853	100.0%	$32,384	$33,443	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $3.7 billion, or 6.6% and $2.5 billion, or 7.5%, of all fixed maturity securities available-for-sale, as of December 31, 2006 and 2005, respectively. This represents 5.2% of the total investment portfolio at December 31, 2006 compared to 5.8% at December 31, 2005. On an amortized cost basis, below investment grade securities represented 6.5% of available-for-sale fixed maturity securities at December 31, 2006 compared to 7.6% at December 31, 2005.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as available-for-sale are carried at fair value in our Consolidated Balance Sheets and make up 95% of our fixed maturity and equity securities portfolio.

Because the general intent of the “available-for-sale” accounting rules is to reflect shareholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of DAC, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income. For instance, DAC is adjusted upon the recognition of unrealized gains or losses since the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because we either have a contractual obligation or have a consistent historical practice of making allocations of investment gains or losses to certain policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid. See Note 4 to the Consolidated Financial Statements for additional information on the gross unrealized gains and losses as of December 31, 2006 and 2005.

The fair value for all private securities was $7,051 million at December 31, 2006 compared to $4,270 million at December 31, 2005, representing approximately 10% of total invested assets, at the end of each period.

Trading Securities: Trading securities, which support certain funds withheld and modified coinsurance arrangements (“Modco”), are carried at fair value and changes in fair value are recorded in net income as they occur. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 2 to the Consolidated Financial Statements for more information regarding our accounting for Modco.

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. We may incur disinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 2006, we did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See Note 4 to the Consolidated Financial Statements for additional detail about the underlying collateral.

Mortgage Loans on Real Estate: The following summarizes key information on mortgage loans:

(in millions)	2006	2005
Total portfolio (net of reserves)	$7,384	$3,663
Percentage of total investment portfolio	10.3%	8.5%
Percentage of investment by property type
Commercial office buildings	33.6%	40.9%
Retail stores	24.7%	19.2%
Industrial buildings	22.0%	18.9%
Apartments	11.1%	11.5%
Hotels/motels	6.4%	6.4%
Other	2.2%	3.1%

Impaired mortgage loans	$29	$66
Impaired mortgage loans as a percentage of total mortgage loans	0.4%	1.8%
Restructured loans in good standing	$59	$45
Reserve for mortgage loans	$2	$9

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States. However, mortgage loans on real estate in California and Texas accounted for approximately 27% of the total carrying value of mortgage loans at December 31, 2006.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 0.4% and 1.8% of total mortgage loans as of December 31, 2006 and 2005, respectively. As of December 31, 2006 we had two commercial mortgage loans that were two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2006 was less than $1 million. As of December 31, 2005, all commercial mortgage loans were current as to principal and interest payments. See Note 4 to the Consolidated Financial Statements for additional detail regarding impaired mortgage loans.

Limited Partnership Investments: As of December 31, 2006 and 2005, our consolidated investments included investments in limited partnership of $529 million and $312 million, respectively. These include investments in approximately 71 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. The capital calls are included on the table of contingent commitments in “Liquidity and Capital Resources – Contingencies and Off-Balance Sheet Arrangements.” Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in our Consolidated Balance Sheets.

Net Investment Income: Net investment income increased in 2006 compared to 2005. Excluding commercial mortgage loan prepayment, bond makewhole premiums and fees received from the standby real estate equity commitments financing program, the increase in net investment income primarily reflects higher portfolio yields and higher invested assets due to the April 2006 Jefferson-Pilot merger, which added $27.9 billion in invested assets, and the favorable effect of asset growth from net flows. Net investment income was essentially unchanged in 2005 when compared to 2004. Excluding contingent interest, commercial mortgage loan prepayment and bond makewhole premiums and fees received from the standby real estate equity commitments financing program, the favorable effect of asset growth from net flows was substantially offset by declining portfolio yields. The decline in yields was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio.

As of December 31, 2006 and December 31, 2005, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $40 million and $67 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed to the reinsurers under the terms of the reinsurance arrangements.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $7 million, $22 million and $57 million in 2006, 2005 and 2004, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax realized gains were $37 million, $38 million and $2 million in 2006, 2005 and 2004, respectively. Amortization expense of DAC and VOBA reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC and VOBA amortization within realized gains and losses reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility in net realized gains and losses.

The gross realized gains on fixed maturity and equity securities were $145 million, $123 million and $136 million, in 2006, 2005 and 2004, respectively. Gross realized losses on fixed maturity and equity securities were $116 million, $94 million and $123 million, respectively. Included in losses for fixed maturities and equity securities are write-downs for impairments of $64 million, $20 million and $68 million in 2006, 2005 and 2004, respectively.

Gains and losses generated came from asset sales to reposition the portfolio or respond to product experience. Though high energy costs and inflation were prevalent concerns throughout the year, they were offset by low unemployment, strong consumer consumption, near low historical default rates and improved corporate earnings.

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

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. At December 31, 2006 and 2005, gross unrealized gains on securities available-for-sale were $1,286 million and $1,380 million, respectively, and gross unrealized losses on securities available-for-sale were $373 million and $313 million, respectively. At December 31, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,264 million and $371 million, and gross unrealized gains and losses on equity securities available-for-sale were $22 million and $2 million. At December 31, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,371 million and $312 million, and gross unrealized gains and losses on equity securities available-for-sale were $9 million and $1 million. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored. See “Critical Accounting Policies—Investments—Write-downs for Other-than-temporary Impairments and Allowance for Losses” for additional information.

For publicly-traded and private securities that we held at December 31, 2006 and 2005 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

2006
≤ 90 days	$1	6.2%	$1	6.2%	$—	NM
> 90 days but ≤ 180 days	—	0.0%	—	0.0%	—	NM
> 180 days but ≤ 270 days	2	12.5%	2	12.5%	—	NM
> 270 days but ≤ 1 year	—	0.0%	—	0.0%	—	NM
> 1 year	13	81.3%	13	81.3%	—	NM

Total	$16	100.0%	$16	100.0%	$—	NM

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

2005
≤ 90 days	$1	2.6%	$1	2.3%	$—	0.0%
> 90 days but ≤ 180 days	8	20.5%	8	18.2%	—	0.0%
> 180 days but ≤ 270 days	—	0.0%	—	0.0%	—	0.0%
> 270 days but ≤ 1 year	—	0.0%	—	0.0%	—	0.0%
> 1 year	30	76.9%	35	79.5%	(5)	100.0%

Total	$39	100.0%	$44	100.0%	$(5)	100.0%

For total publicly traded and private securities that we held at December 31, 2006 and 2005 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2006
< or = 90 days	$7,244	39.2%	$7,298	38.7%	$(54)	14.5%
> 90 days but < 180 days	445	2.4%	458	2.4%	(13)	3.5%
> 180 days but < 270 days	1,565	8.4%	1,594	8.5%	(29)	7.8%
> 270 days but < 1 year	1,898	10.3%	1,941	10.3%	(43)	11.5%
> 1 year	7,335	39.7%	7,569	40.1%	(234)	62.7%

Total	$18,487	100.0%	$18,860	100.0%	$(373)	100.0%

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2005
< or = 90 days	$3,028	27.3%	$3,062	26.8%	$(34)	10.8%
> 90 days but < 180 days	5,232	47.1%	5,339	46.8%	(107)	34.2%
> 180 days but < 270 days	378	3.4%	388	3.4%	(10)	3.2%
> 270 days but < 1 year	802	7.2%	836	7.3%	(34)	10.9%
> 1 year	1,659	15.0%	1,787	15.7%	(128)	40.9%

Total	$11,099	100.0%	$11,412	100.0%	$(313)	100.0%

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, that we held at December 31, 2006 and 2005 is presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2006
Automotive	$15	93.7%	$15	93.7%	$—	NM
Commercial mortgage backed securities (“CMBS”)	1	6.3%	1	6.3%	—	NM

Total	$16	100.0%	$16	100.0%	$—	NM

2005
Airlines	$28	71.8%	$32	72.7%	$(4)	80.0%
Asset-backed securities (“ABS”)	10	25.6%	11	25.0%	(1)	20.0%
Non-captive consumer	1	2.6%	1	2.3%	—	0.0%

Total	$39	100.0%	$44	100.0%	$(5)	100.0%

In December 2006, we invested $400 million in a secured limited recourse note issued by a third-party segregated portfolio company. The segregated portfolio entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in the underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with this entity is our recorded investment of $400 million as of December 31, 2006.

The composition by industry categories of all securities in unrealized loss status, which we held at December 31, 2006 and 2005 are presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2006
Collateralized mortgage obligations (“CMO”)	$2,692	14.6%	$2,738	14.5%	$(46)	12.3%
Banking	1,657	9.0%	1,698	9.0%	(41)	11.0%
Electric	1,408	7.6%	1,432	7.6%	(24)	6.4%
CMBS	1,137	6.2%	1,156	6.1%	(19)	5.1%
Automotive	252	1.4%	267	1.4%	(15)	4.0%
Food and Beverage	727	3.9%	740	3.9%	(13)	3.5%
ABS	851	4.6%	864	4.6%	(13)	3.5%
Media Non-cable	463	2.5%	474	2.5%	(11)	3.0%
Retailers	307	1.7%	317	1.7%	(10)	2.7%
Paper	243	1.3%	252	1.3%	(9)	2.4%
Property & Casualty insurers (“P&C”)	518	2.8%	527	2.8%	(9)	2.4%
Pipelines	480	2.7%	489	2.6%	(9)	2.4%
Distributors	331	1.8%	339	1.8%	(8)	2.1%
Government Sponsored	446	2.4%	453	2.4%	(7)	1.9%
Chemicals	177	1.0%	184	1.0%	(7)	1.9%
Entertainment	306	1.7%	313	1.7%	(7)	1.9%
Wirelines	229	1.2%	236	1.3%	(7)	1.9%
Oil Field Services	550	3.0%	556	2.9%	(6)	1.6%
Sovereigns	249	1.3%	255	1.4%	(6)	1.6%
Gaming	118	0.6%	124	0.7%	(6)	1.6%
Transportation Services	249	1.3%	254	1.3%	(5)	1.4%
Metals and Mining	322	1.7%	327	1.7%	(5)	1.4%
Real Estate Investment Trusts (“REITS”)	288	1.6%	293	1.6%	(5)	1.4%
Consumer Products	202	1.1%	207	1.1%	(5)	1.4%
Industrial Other	256	1.4%	261	1.4%	(5)	1.3%
Technology	169	0.9%	174	0.9%	(5)	1.3%
Integrated	173	0.9%	177	0.9%	(4)	1.1%
Financial Other	177	1.0%	181	1.0%	(4)	1.1%
Wireless	103	0.6%	107	0.6%	(4)	1.1%
Building Materials	303	1.6%	307	1.6%	(4)	1.1%
Healthcare	210	1.1%	214	1.1%	(4)	1.1%
Independent	261	1.4%	265	1.4%	(4)	1.1%
Conventional 30yr	216	1.2%	219	1.2%	(3)	0.8%
Brokerage	194	1.0%	197	1.0%	(3)	0.8%
Owned No Guarantee	118	0.6%	121	0.6%	(3)	0.8%
Pharmaceuticals	92	0.5%	95	0.5%	(3)	0.8%
Local Authorities	61	0.3%	64	0.3%	(3)	0.8%
Packaging	107	0.6%	109	0.6%	(2)	0.5%
Home Construction	92	0.5%	94	0.5%	(2)	0.5%
Diversified Manufacturing	216	1.2%	218	1.2%	(2)	0.5%
Non Captive Diversified	132	0.7%	134	0.7%	(2)	0.5%
Non Captive Consumer	173	0.9%	175	0.9%	(2)	0.5%
Consumer Cyclical Services	64	0.3%	66	0.4%	(2)	0.5%
Non Agency	64	0.3%	66	0.3%	(2)	0.5%
Lodging	114	0.6%	116	0.6%	(2)	0.5%
Railroads	105	0.6%	107	0.6%	(2)	0.5%
Municipal	95	0.5%	97	0.5%	(2)	0.5%
Restaurants	66	0.4%	67	0.4%	(1)	0.3%
Textile	23	0.1%	24	0.1%	(1)	0.3%
Industries with U/R Losses < $1MM	701	3.8%	710	3.8%	(9)	2.4%

Total	$18,487	100.0%	$18,860	100.0%	$(373)	100.0%

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2005
Automotive	$177	1.6%	$222	2.0%	$(45)	14.4%
Collateralized mortgage obligations (“CMO”)	1,826	16.5%	1,861	16.3%	(35)	11.2%
Banking	990	8.9%	1,014	8.9%	(24)	7.7%
CMBS	997	9.0%	1,018	8.9%	(21)	6.7%
Media Non-cable	200	1.8%	216	1.9%	(16)	5.1%
Paper	225	2.0%	241	2.1%	(16)	5.1%
Electric	659	5.9%	674	5.9%	(15)	4.8%
ABS	826	7.5%	840	7.4%	(14)	4.5%
Chemicals	147	1.3%	156	1.4%	(9)	2.9%
Retailers	187	1.7%	195	1.7%	(8)	2.6%
Food and Beverage	237	2.1%	242	2.1%	(5)	1.6%
Property & Casualty insurers (“P&C”)	382	3.5%	388	3.4%	(6)	1.9%
Wirelines	237	2.1%	242	2.1%	(5)	1.6%
Airlines	85	0.8%	90	0.8%	(5)	1.6%
Gaming	109	1.0%	114	1.0%	(5)	1.6%
Metals and Mining	256	2.3%	260	2.3%	(4)	1.3%
Sovereigns	195	1.8%	199	1.7%	(4)	1.3%
Media Cable	58	0.5%	62	0.5%	(4)	1.2%
Real Estate Investment Trusts (“REITS”)	171	1.5%	174	1.5%	(3)	1.0%
Federal Home Loan Mtg Corp.	201	1.8%	204	1.8%	(3)	1.0%
Consumer Products	78	0.7%	81	0.7%	(3)	1.0%
Distributors	151	1.4%	154	1.4%	(3)	1.0%
Conventional 30yr	191	1.7%	194	1.7%	(3)	1.0%
Pipelines	119	1.1%	122	1.1%	(3)	1.0%
Building Materials	118	1.1%	121	1.1%	(3)	1.0%
Technology	125	1.1%	128	1.1%	(3)	1.0%
Entertainment	167	1.5%	169	1.5%	(2)	0.6%
Transportation Services	112	1.0%	114	1.0%	(2)	0.6%
Industrial Other	142	1.3%	145	1.3%	(3)	1.0%
Non Captive Diversified	116	1.0%	119	1.0%	(3)	1.0%
Home Construction	73	0.7%	76	0.7%	(3)	1.0%
Diversified Manufacturing	79	0.7%	81	0.7%	(2)	0.6%
Brokerage	78	0.7%	80	0.7%	(2)	0.6%
Foreign Local Governments	15	0.1%	17	0.1%	(2)	0.6%
Mortgage	74	0.7%	76	0.7%	(2)	0.6%
Supermarkets	54	0.5%	56	0.5%	(2)	0.6%
Federal National Mtg Assc	115	1.0%	117	1.0%	(2)	0.6%
Textile	35	0.3%	37	0.3%	(2)	0.6%
Integrated	76	0.7%	78	0.7%	(2)	0.6%
Municipal	82	0.7%	84	0.7%	(2)	0.5%
Packaging	37	0.3%	38	0.3%	(1)	0.3%
Financial Other	116	1.0%	118	1.0%	(2)	0.6%
Captive	3	0.0%	5	0.0%	(2)	0.6%
Non Captive Consumer	118	1.1%	119	1.0%	(1)	0.3%
Consumer Cyclical Services	69	0.6%	70	0.6%	(1)	0.3%
Tobacco	22	0.2%	23	0.2%	(1)	0.3%
Oil Field Services	106	1.0%	107	0.9%	(1)	0.3%
Industries with U/R Losses < $1MM	463	4.2%	471	4.3%	(8)	2.7%

Total	$11,099	100.0%	$11,412	100.0%	$(313)	100.0%

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $35 million at December 31, 2006, representing 9.5% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $338 million or 90.5% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2006.

For fixed maturity securities that we held at December 31, 2006 and 2005 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
2006
<=90 days	70% to 100%	$221	$225	$(4)
	40% to 70%	—	—	—
	Below 40%	—	—	—

<=90 days Total		221	225	(4)

>90 days but <=180 days	70% to 100%	85	89	(4)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>90 days but <=180 days Total		85	89	(4)

>180 days but <=270 days	70% to 100%	143	148	(5)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		143	148	(5)

>270 days but <=1 year	70% to 100%	93	95	(2)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year Total		93	95	(2)

>1 year	70% to 100%	256	276	(20)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>1 year Total		256	276	(20)

Total Below-Investment-Grade		$798	$833	$(35)

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
2005
<=90 days	70% to 100%	$214	$219	$(5)
	40% to 70%	3	5	(2)
	Below 40%	—	—	—

<=90 days Total		217	224	(7)

>90 days but <=180 days	70% to 100%	94	99	(5)
	40% to 70%	2	3	(1)
	Below 40%	—	—	—

>90 days but <=180 days Total		96	102	(6)

>180 days but <=270 days	70% to 100%	49	50	(1)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		49	50	(1)

>270 days but <=1 year	70% to 100%	136	150	(14)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year Total		136	150	(14)

>1 year	70% to 100%	307	349	(42)
	40% to 70%	15	26	(11)
	Below 40%	4	15	(11)

>1 year Total		326	390	(64)

Total Below-Investment-Grade		$824	$916	$(92)

At December 31, 2006 and 2005, 7.4% and less than 0.5%, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. At December 31, 2006, the range of maturity dates for these securities varies, with 7.4% of these securities maturing in greater than 10 years and 92.6% maturing in one year or less. At December 31, 2005, the range of maturity dates for these securities varies, with 36.9% maturing between 5 and 10 years, 47.7% maturing after 10 years and the remaining securities maturing in less than 5 years.

At December 31, 2006 and 2005, 95.7% and 92.6%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. See Note 4 to the Consolidated Financial Statements for ratings and maturity date information for our fixed maturity investment portfolio.

As of December 31, 2006, gross unrealized losses totaled $373 million compared to $313 million at December 31, 2005. We expect an ultimate recovery of full principal and interest of our securities with unrealized losses.

In 2005, the automotive sector represented 14.3% of our gross unrealized losses. At December 31, 2006, these gross unrealized losses were insignificant. The Big 3 auto manufacturers have experienced continued pressure throughout 2005 and 2006 from overseas manufacturers. Pension issues, declining market share and higher commodity pricing all contributed to spread widening in the sector. Our automotive holdings are made up of both coupon-bearing and zero-coupon instruments. Market prices on zero-coupon bonds are more sensitive to spread changes than coupon-bearing bonds.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At December 31, 2006, we had no investment grade or non-investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million.

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

During 2006 and 2005, we sold securities for gains and losses. As discussed earlier, in the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. During 2006, this included evaluating the portfolio subsequent to the merger with Jefferson-Pilot. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management. We reinsure using both coinsurance and renewable term reinsurance. In a coinsurance program, the reinsurer shares proportionately in all financial terms of the reinsured policies, i.e. premiums, expenses, claims, etc. based on their respective quota share of the risk. In a renewable term program, the reinsurer is paid a renewable term premium to cover the proportionate share of mortality risk assumed by the reinsurer. In a first dollar quota share program, the reinsurer receives a proportionate share of all risks issued based on their respective quota share of the risk. In an excess of retention program, the reinsurer assumes a proportionate share of risks that exceed our per life retention.

As a result of the Jefferson-Pilot merger, we currently have two reinsurance programs – one for LNL and its insurance subsidiaries, Lincoln Life & Annuity Company of New York and First Penn-Pacific Life Insurance Company (the “LNL program”), and one for the Jefferson-Pilot insurance companies (the “JP program”). Under the LNL program, we reinsure approximately 85% to 90% of the mortality risk on newly issued non-term life insurance contracts and approximately 45% to 50% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $1 million and $2 million, respectively.

Beginning in September 2005, we changed the LNL program for our primary term products from coinsurance to renewable term and from 90% to 80% mortality risk on a first dollar quota share basis. In January 2006, we changed this program from 80% first dollar quota share to an excess of retention program and our retention remained the same.

These changes have the effect of reducing premiums paid to reinsurers while increasing our exposure to mortality losses, and could result in more volatility in results for our Individual Markets Life Insurance segment. With respect to annuities, we had previously reinsured a portion of our fixed annuity business, but beginning in 2004, we have retained the full risk on newly issued contracts.

The insurance subsidiaries participating in the JP program are JPFIC, JPLA and JP Life. For the JP program, our policy is to reinsure risks in excess of retention, which ranges from less than $1 million to $2 million on a single insured life, depending on the retention limit set for various individual products. We also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten.

With the integration of the Lincoln and Jefferson-Pilot companies and their products, we completed a corporate-wide evaluation of retention levels for new products concerning any one individual life and in the aggregate. This evaluation, to maximize profitability while minimizing mortality risk, included the impact of changes in mortality retention balanced with the impact of premiums paid to reinsurers for new business written starting in 2007.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. At December 31, 2006, the reserves associated with these reinsurance arrangements totaled $1.8 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At December 31, 2006 the amounts recoverable from reinsurers was $7.9 billion, compared to $6.9 billion at December 31, 2005. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at December 31, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.9 billion at December 31, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at December 31, 2006 related to the business sold to Swiss Re.

During the third quarter one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $1.2 billion of fixed annuity business that we reinsure with Scottish Re, approximately 78% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $84 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these ratings downgrades with respect to our existing exposures to Scottish Re as well as with respect to reinsuring any new business with Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

At December 31, 2006, we had reinsurance receivables of $648 million and policy loans of $53 million which are related to the businesses of Jefferson-Pilot that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

See “Part I—Item 1—Risk Factors – We face a risk or non-collectibility of reinsurance, which could materially affect our results of operations” and “Forward-looking Statements—Cautionary Language” and Note 6 to the Consolidated Financial Statements for further information regarding risks of reinsurance.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $3 billion, $1.2 billion, and $1 billion in 2006, 2005 and 2004, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The liquidity resources of the holding company are principally comprised of dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program, and the ongoing availability of long-term public financing under an SEC filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, and acquisitions.

The following table summarizes the primary sources of holding company cash flow. The table focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our intercompany cash management account (discussed below). Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. See “Part IV—Item 15(a)(2) Financial Statement Schedules—Schedule II—LNC Parent Company Only Statement of Cash Flows” in this Form 10-K for the parent company cash flow statement.

(in millions)	2006	2005	2004
Dividends from subsidiaries:
LNL	$350	$200	$150
Jefferson Pilot Life Insurance Company	2	—	—
Jefferson Pilot Financial Insurance Company	217	—	—
Lincoln Financial Media	39	—	—
Delaware Investments	48	42	59
Other non-regulated companies(1)	235	—	—
Lincoln UK	85	44	29
Other	11	1	1
Subsidiary loan repayments and interest:
LNL interest on surplus notes(2)	78	78	78
Lincoln UK	—	—	39
Jefferson Pilot Financial Insurance Company	4	—	—

	$1,069	$365	$356

Other cash flow and liquidity items:
Dividend of proceeds from sale of DIAL	$—	$—	$142
Variable annuity contract withdrawal(3)	—	—	65
Return of seed capital	21	19	33
Net capital received from stock option exercises	191	83	78

	$212	$102	$318

(1)	Represents dividend of proceeds from sale of equity securities used to repay borrowings under the bridge facility.
(2)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL. Interest of $20 million for the fourth quarter of 2006 was received on January 2, 2007.
(3)

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

Our domestic insurance subsidiaries paid dividends of $569 million, $200 million and $150 million in 2006, 2005 and 2004, respectively. Based upon anticipated ongoing positive statutory earnings and favorable credit markets, we expect our domestic insurance subsidiaries could pay dividends of approximately $665 million in 2007 without prior approval from the respective insurance commissioners. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection, and for future investment in our businesses. Our non-regulated subsidiaries have dividend capacity of over $500 million in 2007.

Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, more than half of our life sales consist of products containing secondary guarantees which require reserving practices under AXXX. Our insurance subsidiaries are employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with certain universal life products and other products with secondary guarantees subject to these statutory reserving requirements. Currently, a portion of universal life business with secondary guarantees is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC.

During 2005, we established a wholly-owned domestic reinsurance subsidiary to reinsure a portion of the XXX statutory reserves associated with our term products, which based on the domicile of the subsidiary and the domicile’s statutory reserving requirements should reduce the AXXX and XXX statutory reserves. Reserves of $89 million were ceded to this new subsidiary as of December 31, 2006. We anticipate executing a capital markets solution to mitigate the impact of our term products to statutory capital and surplus during 2007.

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

Through the merger with Jefferson-Pilot, we acquired certain non-insurance companies that held equity and fixed income securities with a fair value at December 31, 2006 of $436 million, which are available to meet the liquidity needs of the holding company.

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

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, and trust preferred securities of our affiliated trusts. Our Board of Directors authorized us to issue up to $4 billion of such securities, and we have issued $2.1 billion pursuant to that authorization.

The following summarizes debt and financing activity during 2006, 2005 and 2004.

•

During the second quarter of 2006 we issued $2.1 billion of debt securities and acquired debt securities with a fair value of $905 million previously issued by Jefferson-Pilot, as described in Note 3 to the Consolidated Financial Statements in this Form 10-K.

•

On November 19, 2006 we redeemed our outstanding 7.65% Junior Subordinated Deferrable Interest Debentures, Series E due 2050, which are held by Lincoln National Capital V. The redemption price for the Trust Preferred Securities, Series E was $25.00 per security, for a total principal amount of $173 million, plus any accrued distributions through the redemption date. As a result of these transactions, we incurred a non-cash charge of $6 million, pre-tax, ($4 million after-tax) in the fourth quarter of 2006 related to unamortized issuance costs. We funded the redemption with internally generated funds and commercial paper. We used our security repurchase authorization to effect the repurchase.

•	On May 15, 2005, our 7.25% senior notes of $193 million matured.

•

On October 1, 2004, we redeemed the $120 million, 9.125% senior notes due October 1, 2024 for an aggregate redemption amount of $126 million. A loss of $6 million, pre-tax, ($4 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption was reported in 2004.

•	On February 2, 2004, we issued $200 million, 4.75% ten-year senior notes.
We have also called for the redemption of the following securities originally issued by Jefferson-Pilot:

•

On December 1, 2006, we called for the redemption of all of the outstanding 8.14% Junior Subordinated Deferrable Interest Debentures, Series A due 2046, which are held by Jefferson-Pilot Capital Trust A. These securities were redeemed on January 16, 2007. The redemption price for the Capital Securities, Series A was $1,040.70 per security, for a total principal amount of $206 million, plus $16 million for accrued interest through the redemption date and a call premium.

•

On January 12, 2007, we called for the redemption on March 1, 2007, of all of the outstanding 8.285% Junior Subordinated Deferrable Interest Debentures, Series B due 2046, which are held by Jefferson-Pilot Capital Trust B. The redemption price for the Capital Securities, Series B will be $1,041.43 per security, for a total principal amount of $103 million, plus $8 million for accrued interest through the redemption date and a call premium.

We have redeemed or will redeem these securities in 2007, and therefore, have reported them as short-term debt on our consolidated balance sheet at December 31, 2006. We have financed or will finance these redemptions with internally generated funds and commercial paper. Depending upon market conditions, we expect to issue up to $750 million in debt or capital securities to replace this internal and short-term financing as well as for general corporate purposes, including additional share repurchase prior to the end of the second quarter of 2007.

At December 31, 2006, we maintained three credit facilities with a group of domestic and foreign banks:

•	a $1.6 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (“LOC”);

•	a $1 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs; and

•	a U.K. facility for use by our U.K. subsidiary, which was renewed in December 2006 for 10 million pounds sterling ($20 million at December 31, 2006), maturing in December 2007.

At December 31, 2006, there were approximately $1.2 billion in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and, as discussed below, for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At December 31, 2006, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At December 31, 2006, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

Included in the amounts outstanding at December 31, 2006 discussed above was approximately $975 million of outstanding LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on universal life business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the universal life business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on universal life business with secondary guarantee products. See “Part I-Item 1-Business-Regulatory” for further information on AXXX reserves.

A new statutory reserving standard (commonly called “VACARVM”) is being developed by the NAIC replacing current statutory reserve practices for variable annuities with guaranteed benefits such as GMWBs. The timing for adoption of VACARVM is not certain but we currently expect adoption in 2007. Because the NAIC has not determined the final version of VACARVM, we cannot estimate the ultimate impact that VACARVM will have on our liquidity and capital resources. However, in its current draft form, VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by Lincoln. We plan to utilize existing captive reinsurance structures to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries.

Divestitures

In September 2004, we sold DIAL to the unit’s management group and an unaffiliated investor. We received $181 million in cash, of which $142 million was dividended to the holding company, and relief of certain obligations of approximately $19 million. We used the funds for general corporate purposes, including repurchase of shares and repayment of debt.

Alternative Sources of Liquidity

LNC has a $1 billion commercial paper program that is rated A-1, P-2, F-1. The commercial paper program is backed by a bank line of credit. In 2006, LNC had an average of $113 million in commercial paper outstanding with a maximum amount of $975 million outstanding at any time. LNC did not have any commercial paper outstanding at year-end 2006.

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. The holding company finances this program from its primary sources of cash flow discussed above. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At December 31, 2006, our insurance subsidiaries had securities with a carrying value of $1 billion out on loan under the securities lending program, and $500 million carrying value subject to reverse-repurchase agreements.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our shareholders and to repurchase our stock and debt securities.

Return of Capital to Shareholders

One of the holding company’s principal uses of cash is to provide a return to our shareholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our shareholders. We have increased our dividend in each of the last 24 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. The following table summarizes this activity in 2006, 2005 and 2004.

(in millions, except per share data)	2006	2005	2004
Dividends to shareholders	$429	$257	$250
Repurchase of common stock	1,003	104	350

Total Cash Returned to Shareholders	$1,432	$361	$600

Number of shares repurchased	16.887	2.331	7.612
Average Price Per Share	$59.40	$44.44	$46.01

On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. On April 10, 2006, we funded the agreement by borrowing $500 million under the bridge facility and received approximately 8 million shares of our common stock. We also made a payment of approximately $3 million to provide for dividends on shares that may not have been acquired by the third party broker-dealer prior to the close of the program. The program was completed in July of 2006, with a total of 8.8 million shares repurchased under the program, all of which were retired.

On August 11, 2006, we entered into an agreement to purchase approximately 5.5 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an initial aggregate purchase price of $350 million. The program terminated in October 2006, and we funded the program with internally generated funds, asset sales and commercial paper and we took delivery of an additional 181,000 shares, resulting in total shares purchased under this program of 5.7 million shares all of which were retired. Our Board of Directors had previously authorized total share repurchases of $1.8 billion.

On November 3, 2006, we entered into an agreement to purchase approximately 2.3 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $150 million. The program was completed late in the fourth quarter of 2006, and we took delivery of approximately 18,000 additional shares of stock. All of the repurchased stock was retired.

On February 22, 2007, our Board of Directors approved an additional $2 billion in security repurchase authority. After the purchases under the above-described programs and the redemption of the 7.65% trust preferred securities discussed above, the remaining amount of authorized security repurchases will be approximately $2.649 billion. We expect to enter into a new accelerated stock buyback program of approximately $500 million prior to the end of the first quarter of 2007. We expect to finance this new buyback program with internally generated funds and/or debt.

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

(in millions)	2006	2005	2004
Debt service (interest paid)	$195	$90	$93
Capital contribution to LNL	—	—	100
Capital contribution to Delaware Investments	—	14	—
Common dividends	393	255	249
Common stock repurchase	1,006	104	350

Total	$1,594	$463	$792

Contractual Obligations

(in millions)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total	Future Amortization/ Adjustment	Amount Per Balance Sheet
Insurance and investment contract liabilities (1)	$12,081	$32,225	$24,959	$62,767	$132,032	$—	$73,588
Short-term debt	664	—	—	—	664	(6)	558
Long-term debt	—	600	450	2,275	3,325	(28)	3,403
Junior subordinated debentures issued to affiliated trusts	—	—	—	155	155	—	155
Reverse repurchase agreements	484	—	—	—	484	—	484
Operating leases	63	95	46	60	264	—	—
Stadium naming rights (2)	6	12	13	81	112	—	—
Lincoln Financial Media purchase obligations (3)	73	170	47	11	301
Outsourcing arrangements (4)	93	174	122	139	528	—	—
Retirement and other plans (5)	66	141	157	480	844	—	—

Totals	$13,530	$33,417	$25,794	$65,968	$138,709	$(34)	$78,188

The table below summarizes our obligations and commitments to make future payments under contracts and contingent commitments in place at December 31, 2006.

(1)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including single premium immediate annuities (“SPIA”), group pension annuities, guaranteed interest contracts, structured settlements, pension closeouts, and certain annuity policies. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts which include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. Amounts for the Lincoln UK business have been translated using a U.S dollar to Pounds Sterling exchange rate of 1.958.
(2)	The amount includes a maximum annual increase related to the CPI.
(3)

Purchase obligations consist of LFM commitments for purchases of syndicated television programming and commitments on other contracts and future sports programming rights. We have estimated the amount of the future obligations that will be required under the present terms of these arrangements to be $301 million as of December 31, 2006, payable through the year 2021. We have commitments to sell a portion of the sports programming rights to other entities and advertising contracts with customers for the airing of commercials over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments.
(4)	Outsourcing arrangements include the Lincoln UK administration agreement, information technology, human resource services, procurement and certain other outsourcing arrangements.
(5)	Includes anticipated funding for benefit payments for our retirement and post-retirement plans through 2015 and known payments under deferred compensation arrangements.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $5 million, $18 million and $34 million in 2006, 2005 and 2004, respectively to U.S. pension plans and we contributed $1 million and $77 million in 2006 and 2005 to our U.K. pension plan. We do not expect to contribute to our qualified U.S. defined benefit pension plan in 2007. We expect to fund approximately $6 million to our unfunded non-qualified U.S. defined benefit plan and $9 million to our U.S. post-retirement benefit plans during 2007. These amounts include anticipated benefit payments for non-qualified plans. The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact. See Note 8 to the Consolidated Financial Statements for additional information.

Contingencies and Off-Balance Sheet Arrangements

The table below summarizes our contingent commitments and off-balance sheet arrangements at December 31, 2006.

(in millions)	Total Amount Committed	Amount of Commitment Expiring per Period
		Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Lines of credit	$1,020	$20	$—	$1,000	$—
Standby letters of credit (amount outstanding at 12/31/06—$ 1,245)	1,600	—	—	1,600	—
Guarantees	3	—	3	—	—
Investment commitments (1)	1,025	560	103	308	54
Standby commitments to purchase real estate upon completion and leasing	283	139	144	—	—
Lincoln Financial Media commitments (2)	301	73	124	87	17
Operating lease guarantees (3)	45	15	30	—	—

Total	$4,277	$807	$404	$2,995	$71

(1)	Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.
(2)	Lincoln Financial Media has commitments to purchase future sports programming rights, and for employment contracts, leases and syndicated television programming. We have offset the purchase of these programming rights by receiving commitments from other entities to purchase a portion of our sports programming rights and entering into advertising contracts with customers for the airing of commercials. These commitments are not reflected as an asset or liability in our Consolidated Balance Sheet because the programs are not currently available for use.
(3)	We guarantee the repayment of operating leases on facilities, which we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in 2009.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC, as a holding company has its cash flow driven largely by the dividend capacity and surplus note interest payments of LNL. LNL’s dividend capacity is impacted by factors influencing LNL’s risk- based capital and statutory earnings performance. In recent periods, Delaware Investments and our U.K. operations have contributed significant free cash flow. Improved financial performance at Delaware, our decision to run-off significant blocks of business in the U.K. and cash flow from Lincoln Financial Media are driving improved cash flow and the return of capital to LNC. Currently, we expect to have sufficient liquidity and capital resources to meet our obligations in 2007. During 2007, we anticipate issuing long-term borrowings to replace short-term debt outstanding and for several corporate purposes including funding the repurchase of shares. For factors that could effect our expectations for liquidity and capital, see “Part I—Item 1—Business—Risk Factors.”

Shareholders’ Equity

Total shareholders’ equity increased $5.8 billion during the twelve months ended December 31, 2006, primarily due to $5.6 billion of common stock issued to acquire the outstanding shares of Jefferson-Pilot in April 2006 and, to a lesser extent, net income, partially offset by unrealized losses of securities available-for-sale included in accumulated other comprehensive income resulting from higher interest rates and share repurchase activity.

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

ACQUISITIONS AND DIVESTITURES

Merger with Jefferson-Pilot Corporation

See “Introduction – Recent Developments” and “Liquidity and Capital Resources” for discussion regarding the merger with Jefferson-Pilot.

Sale of Delaware London-based International Investment Unit

In September 2004, we sold DIAL to the unit’s management group and an unaffiliated investor. We received $181 million in cash, of which $142 million was dividended to the holding company, and relief of certain obligations of approximately $19 million. Our after-tax gain from the transaction was $46 million. We used the funds for general corporate purposes, including debt repayment and share repurchases. The Investment Management segment’s results for 2004 included approximately $12 million of income related to DIAL. The sale resulted in a reduction of $22.1 billion in the Investment Management segment’s assets under management at the time of the sale. As of December 31, 2006, approximately $17.3 billion of the Investment Management segment’s remaining assets under management are being sub-advised on our behalf by the acquirer.

RESTRUCTURING ACTIVITIES

We have initiated and executed restructuring plans of various sizes as summarized below. These restructuring plans generally are initiated to improve the efficiency of our operations. Below is a summary of the restructuring charges by plan. Additional details of each of these restructuring plans are discussed in Note 15 to the Consolidated Financial Statements.

2006 Restructuring Plan

During 2006, we implemented a restructuring plan to realign its legacy operations to incorporate the integration of Jefferson Pilot. The realignment will enhance productivity, efficiency and scalability while positioning our company for future growth. Below is a summary of the 2006 activity related to this plan.

(in millions)	Total
Amounts incurred in 2006
Employee severance and termination benefits	$14
Rent on abandoned office space	1

Total 2006 restructuring charges	15
Amounts expended in 2006	(7)

Restructuring reserve at December 31, 2006	$8

Additional amounts expended that do not qualify as restructuring charges	$35
Total expected costs	$180
Expected completion date	4th Quarter 2009

The total expected costs include both restructuring charges and merger integration costs that do not qualify as restructuring charges, In addition, they include involuntary severance and termination benefits that were recorded as part of the purchase price allocation (see Note 3 to the Consolidated Financial Statements). Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities in the purchase price allocation. As of December 31, 2006, approximately $10 million of these costs were incurred.

Pre-tax restructuring charges for this plan in 2006 by segment were as follows: Other Operations ($14 million) and Investment Management ($1 million).

2005 Restructuring Plan

During May 2005, we implemented a restructuring plan to realign our field management and financial planning support areas. Total pre-tax restructuring charges incurred during 2005 were $7 million. These charges included employee severance and termination benefits of $4 million and rent on abandoned office space of $3 million. The remaining reserves totaled $1 million at December 31, 2006. The plan was completed as of December 31, 2006, except for lease payments on vacated space that will run through 2008.

2003 Restructuring Plan

In January 2003, we realigned the operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning us for future growth. In February 2003, we announced plans to consolidate our fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, we announced that we were combining our retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. In August 2003, we announced additional realignment activities, which impacted all of our domestic operations. The total pre-tax restructuring charges recorded in 2005 and 2004 were $23 million in each year. Pre-tax amounts reversed in restructuring charges in 2006 and 2004 were $2 million and $1 million, respectively. Additional pre-tax amounts expended that do not qualify as restructuring charges in 2005 and 2004 were $7 million and $16 million, respectively.

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which run through 2016. The remaining reserves for these plans totaled $6 million at December 31, 2006.

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

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Employer Markets and Individual Markets segments, where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates or 3) a sharp drop in equity market values. Each of these market risks is discussed in detail in the following pages.

Interest Rate Risk

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment-oriented insurance products total $55 billion, or approximately 77%, of total invested assets and $34 billion, or approximately 78%, of total invested assets at December 31, 2006 and 2005, respectively.

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

Fixed Deferred Annuities. Assets of $27 billion and $20 billion at December 31, 2006 and 2005, respectively, support the largest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, we may adjust renewal crediting rates monthly or quarterly, subject to guaranteed minimums ranging from 1.5% to 5.0%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. In some cases, a market value adjustment may also apply. Due to our ability to change crediting rates to reflect investment experience on the majority of our traditional annuity products, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next twelve months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life and Interest-Sensitive Whole Life. We had $26 billion and $12 billion in assets at December 31, 2006 and 2005, respectively, supporting universal life and interest-sensitive whole life insurance on which we have the right to adjust renewal crediting rates. The credited rates are subject to guaranteed minimums ranging from 3.0% to 4.5% for universal life and 4.0% to 7.0% for interest-sensitive whole life at December 31, 2006. At December 31, 2006, 92% of these assets support universal life insurance products. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from ten to twenty years from policy issue date or, in some cases, the date of each premium received.

Group Pension Annuities and Guaranteed Interest Contracts. We had assets totaling $2 billion and $2 billion at December 31, 2006 and 2005, respectively that support group pension immediate and deferred annuities and guaranteed interest contracts. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by us.

Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. We limit exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports. We had no guaranteed investment contracts supported by these assets at December 31, 2006 or December 31, 2005.

Other General Account Insurance Products. We had $17 billion and $10 billion of assets at December 31, 2006 and 2005, respectively, supporting general account products, including term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. We limit interest rate risk by analyzing the expected cash flows of the products and structuring investment portfolios with similar cash flows.

Interest Rate Risk—Falling Rates. The spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. For instance, the five-year Treasury yield stood at 6.3% at the end of 1999, it declined through 2002 to 2.7% at the end of 2002 and then rose modestly to 4.7% at the end of 2006. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and universal life insurance investment portfolios will continue to decline. Relative to the book yield at December 31, 2005, the book yield at December 31, 2006 on annuity investment portfolios declined from 6.1% to 5.8%, while the book yield on universal life insurance portfolios declined from 6.3% to 6.2%. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to deteriorate, as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and universal life insurance policies. Minimum guaranteed rates on annuity and universal life insurance policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to policyholders and the respective minimum guaranteed policy rate, broken out by policyholder account values reported within the Employer Markets and Individual Markets segments at December 31, 2006.

Excess of Crediting Rates over Contract Minimums As of December 31, 2006 (in millions)	Account Values				Percent of Total Account Values
	Employer Markets Annuities	Individual Markets		Total
		Annuities	Life Insurance
CD and an-benefit type annuities discretionary rate setting products*	$969	$10,230	$—	$11,199	21.89%
No difference	2,955	4,473	10,690	18,118	35.42%
up to .1%	592	1,709	1,001	3,302	6.45%
0.11% to .20%	4,780	837	20	5,637	11.02%
0.21% to .30%	—	210	4,625	4,835	9.45%
0.31% to .40%	1	106	2,342	2,449	4.79%
0.41% to .50%	89	56	665	810	1.58%
0.51% to .60%	184	49	181	414	0.81%
0.61% to .70%	865	371	110	1,346	2.63%
0.71% to .80%	101	3	897	1,001	1.96%
0.81% to .90%	—	1	49	50	0.10%
0.91% to 1.0%	194	8	18	220	0.43%
1.01% to 1.50%	34	70	628	732	1.43%
1.51% to 2.00%	44	335	61	440	0.86%
2.01% to 2.50%	—	384	37	421	0.82%
2.51% to 3.00%	—	—	—	—	0.00%
3.01% and above	182	1	—	183	0.36%

Total discretionary rate setting products	10,021	8,613	21,324	39,958	78.11%

Total account values	$10,990	$18,843	$21,324	$51,157	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment for the effects of interest rate environments on interest rate margins.

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

We believe that the portfolios supporting our accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. For instance, as of December 31, 2006, the mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) portion represented a total of $9 billion, or 16% of the $55 billion of general account assets supporting such products. Of this portfolio, 11% of general account assets, or $6 billion, is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations (“CMOs”), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 2005, the MBS and ABS portion of the portfolio represented a total of $6.3 billion or 19% of the $33.7 billion of general account assets supporting such products. Our MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general, primarily due to holding more seasoned securities in the portfolio.

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

Debt. As of December 31, 2006, we had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $4.1 billion ($3.3 billion with fixed rates and $0.8 billion with floating rates) on the balance sheet. As of December 31, 2005, we had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.5 billion ($1.1 billion with fixed rates and $0.4 billion with floating rates) on the balance sheet. We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in Note 10 to the Consolidated Financial Statements, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates. The programs discussed below are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

We use interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay us at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 2006 and 2005, we had agreements with notional amounts of $6.0 billion and $5.5 billion, respectively. At December 31, 2006, the agreements had cap rates ranging from 100 to 500 basis points above prevailing interest rates. The cap rates in some contracts reset annually. These agreements expire in 2007 through 2011.

For future periods, the fair value of our interest rate caps depend on the levels of future U.S. Treasury and U.S. dollar swap interest rates. The table below shows estimates of fair value levels for the cap portfolio at December 31, 2006 for future time periods and selected potential future interest rate levels.

(in millions)	2006	2007	2008	2009	2010	2011
No change	$3	$1	$—	$—	$—	$—
Up 2%	39	20	8	1	—	—
Up 4%	166	109	69	39	18	—
Up 6%	337	235	155	100	61	—

We use interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected level of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. In addition, we use interest rate swap agreements to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets to support newly acquired blocks of business or certain other portfolios of assets. Finally, we use interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on junior subordinated debentures issued to affiliated trusts holding solely junior subordinated debentures and on senior debt than can be paid on long-term debt based on current interest rates in the marketplace. As of December 31, 2006 and 2005, we had swap agreements with a notional amount of $1.3 billion and $0.7 billion, respectively. The agreements expire in 2007 through 2026.

We use interest rate futures to hedge our liability exposure on certain options related to GMWB features in variable annuity products. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2006, we had interest rate futures with a notional amount of $2.9 billion. The contracts expire in 2007.

We used a treasury lock agreement to hedge our exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of our 5-year, $250 million senior debt in 2002 and 10 year, $200 million senior debt in 2004. In 2005, we entered into a treasury lock to hedge the anticipated issuance of debt to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. As of December 31, 2006, we had no open treasury locks.

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

Table of Significant Exposures. The table below provides a general measure of our significant interest rate risk (amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap notional amounts are shown by amount outstanding at the year-end given) as of December 31, 2006.

(in millions)	2007	2008	2009	2010	2011	There- after	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,058	$2,548	$2,438	$3,035	$4,304	$39,129	$53,512	$53,530
Average interest rate	6.1%	6.1%	6.1%	6.0%	6.2%	6.1%	6.1%
Variable interest rate securities	$16	$41	$114	$230	$196	$5,618	$6,215	$5,358
Average interest rate	6.5%	6.2%	7.0%	6.2%	4.8%	6.3%	6.3%
Mortgage loans	$137	$216	$491	$373	$488	$5,608	$7,313	$7,570
Average interest rate	7.7%	6.7%	7.3%	7.3%	7.7%	6.5%	6.7%
Rate Sensitive Liabilities
Investment type insurance contracts (1)	$1,292	$1,601	$1,473	$1,912	$2,655	$20,174	$29,107	$28,939
Average interest rate	6.0%	5.9%	6.1%	6.1%	6.3%	6.2%	6.1%
Debt (2)	$250	$100	$500	$—	$550	$2,706	$4,106	$4,219
Average interest rate	5.3%	6.5%	5.5%	0.0%	5.8%	4.6%	5.0%
Rate Sensitive Derivative Financial Instruments
Interest rate and foreign
Currency swaps:
Pay variable/receive fixed	$379	$464	$172	$26	$51	$282	$1,374	$1
Average pay rate	5.2%	4.7%	5.5%	5.4%	5.5%	6.1%	5.3%
Average receive rate	5.0%	5.4%	6.3%	4.1%	4.9%	5.6%	5.4%
Interest rate caps:
Outstanding notional	$4,100	$2,250	$1,050	$150	$—	$—	$—	$3
Average strike rate (3)	7.7%	7.1%	7.0%	7.0%
Forward CMT curve (4)	5.1%	5.2%	5.3%	5.4%
Interest rate futures:
March 07 2-year Treasury Notes outstanding notional	$700	$—	$—	$—	$—	$—	$700	$—
March 07 5-year Treasury Notes outstanding notional	$520	$—	$—	$—	$—	$—	$520	$—
March 07 10-year Treasury Notes outstanding notional	$266	$—	$—	$—	$—	$—	$266	$—
March 07 Treasury Bonds outstanding notional	$1,410	$—	$—	$—	$—	$—	$1,410	$—

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.
(3)	The indexes are a mixture of five-year Constant Maturity Treasury (“CMT”) and Constant Maturity Swap (“CMS”).
(4)	The CMT curve is the five-year constant maturity treasury forward curve.

The table shows the principal amounts and fair values of assets, liabilities and derivatives having significant interest rate risks as of December 31, 2005.

(in millions)	Principal Amount	Fair Value
Fixed interest rate securities	$32,635	$32,981
Variable interest rate securities	4,666	3,707
Mortgage loans	3,672	3,860
Guaranteed interest contracts	—	—
Investment type insurance contracts (1)	21,134	21,163
Debt (2)	1,440	1,487
Interest rate and foreign currency swaps	793	6
Interest rate caps	—	5

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.

Foreign Currency Risk

Foreign Currency Denominated Investments. We invest in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. The fair value of foreign securities totaled $1.2 billion as of December 31, 2006. We use foreign currency swaps to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. The table below shows our exposure to foreign currency securities. Also included is the relevant information relating to the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal or notional amount in U.S. dollar equivalents by expected maturity for our foreign currency denominated investments and foreign currency swaps as of December 31, 2006.

(U.S. dollars in millions)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Currencies
British Pound	$87	$111	$70	$60	$36	$591	$955	$1,049
Interest Rate	6.75%	6.58%	6.27%	5.87%	7.24%	6.51%	6.51%
Canadian Dollar	$17	$8	$—	$—	$—	$37	$62	$63
Interest Rate	4.65%	4.90%	0.00%	0.00%	0.00%	5.98%	5.47%
New Zealand Dollar	$—	$—	$—	$—	$—	$30	$30	$30
Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	8.23%	8.23%
Euro	$—	$—	$—	$—	$—	$22	$22	$21
Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.76%	4.76%
Total Currencies	$104	$119	$70	$60	$36	$680	$1,069	$1,163
Derivatives
Foreign Currency Swaps	$—	$—	$—	$—	$—	$86	$86	$(7)

The table below presents the principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps as of December 31, 2005.

(U.S. dollars in millions)	Principal/ Notional	Fair Value
Currencies
British Pound	$822	$949
Canadian Dollar	58	59
French Franc	2	2
New Zealand Dollar	29	28

Total Currencies	$911	$1,038

Derivatives
Foreign Currency Swaps	$58	$(5)

Foreign Currency Forward Contracts. During 2006, we entered into foreign currency forward contracts to hedge dividends received from Lincoln UK. At December 31, 2006, no foreign currency forward contracts were outstanding.

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. We use foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars. As of December 31, 2006 and 2005, we had foreign currency swap agreements with notional amounts of $86 million and $58 million, respectively. The agreements expire in 2014 through 2016.

Equity Market Exposures

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. See “Equity Market Guidance” in Item 7—Management Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of equity market risk.

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

(in millions)	December 31, 2006				December 31, 2005
	Carrying Value	Fair Value	10% Fair Value Increase	10% Fair Value Decrease	Carrying Value	Fair Value
Domestic equities	$569	$568	$626	$512	$32	$32
Foreign equities	131	132	144	118	112	112

Subtotal	700	700	770	630	144	144
Real estate	421	452	497	407	183	196
Other equity interests	754	754	829	678	365	365

Total	$1,875	$1,906	$2,096	$1,715	$692	$705

Equity Derivatives (in millions)(1)	Notional Value	Fair Value	10% Fair Value Increase	10% Fair Value Decrease
Equity futures	$204	$—	$14	$(14)
Put return swaps	110	—	14	(14)
Total options	2,200	171	150	201

Total	$2,514	$171	$178	$173

(1)	Assumes a +/– 10% change in underlying indexes. Fair value above does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities. We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2002 through 2006. The aggregate value for vested and non-vested SARs was $11 million and $6 million at December 31, 2006, respectively. The aggregate value for vested and non-vested SARs was $8 million and $5 million at December 31, 2005, respectively. This program is being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. We use OTC equity call options on our stock to hedge against the increase in our liabilities arising from SARs granted on our stock in 2000 through 2006. These call options require the counterparty to pay us at specified future expiration dates the amount, if any, of the increase in our stock price over the strike price of the option, applied to the number of contracts. We had 0.9 million and 1.3 million call options on an equal number of shares of our stock at December 31, 2006 and 2005, respectively. The call option expirations are matched to the liabilities and expire in 2007 through 2010.

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. As of December 31, 2006, we had total return swaps with a notional amount of $110 million. These total return swaps do not have a stated contract expiration date.

We use put options to hedge a portion of the liability related to our variable annuity products with a GMWB feature. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. As of December 31, 2006, we had puts with a notional amount of $2.2 billion, which expire in 2009 through 2020.

We use equity futures to hedge a portion of the liability related to our variable annuity products with a GMWB and GMDB feature. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2006, we had equity futures with a notional amount of $204 million, which expire in 2007.

We use call options on the SPX Index to hedge the impact of the equity-index interest credited to our indexed annuity products. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P500® index. As of December 31, 2006, we had call options on the SPX Index with a notional amount of $2.4 billion, which expire in 2007 through 2008.

Default Risk. Our portfolio of invested assets was $71.5 billion as of December 31, 2006. Of this total, $47.8 billion consists of corporate bonds and $7.4 billion consists of commercial mortgages. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives. We use various credit-related derivatives to minimize exposure to various credit-related risks. We use credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows us to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. As of December 31, 2006 and 2005, we had no purchased credit default swaps outstanding.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or restructuring. As of December 31, 2006, we had credit default swaps with a notional amount of $20 million, which expire in 2010.

Item 8.	Financial Statements and Supplementary Data

Selected Quarterly Financial Data (1)(2)

	(in millions, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2006
Premiums and other considerations	$745	$1,433	$1,389	$1,518
Net investment income	678	1,068	1,108	1,127
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(1)	(5)	(10)	13
Income before cumulative effect of accounting changes	221	349	364	382
Net income	221	349	364	382
Per share data-basic
Net income	1.27	1.25	1.31	1.38
Per share data-diluted
Net income	1.24	1.23	1.29	1.36

2005
Premiums and other considerations	$648	$680	$720	$728
Net investment income	660	704	671	667
Realized gain (loss) on investments, derivatives and sale of subsidiaries	11	(9)	4	(9)
Income before cumulative effect of accounting changes	179	198	229	225
Net income	179	198	229	225
Per share data-basic
Net income	1.03	1.15	1.33	1.29
Per share data-diluted
Net income	1.01	1.13	1.30	1.28

(1)	The financial data for the second through fourth quarters of 2006 reflect the merger of Jefferson-Pilot on April 3, 2006.
(2)

Certain reclassifications have been made to the 2005 financial data to conform to the presentation adopted in the current year. The reclassifications impacted premiums and other considerations, but had no effect on income before cumulative effect or accounting changes or net income.

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

Management assessed our internal control over financial reporting as of December 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Lincoln National Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that Lincoln National Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (“Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at 15(a)(2). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Corporation changed its method of accounting for defined benefit pension and other postretirement plans. Also, as discussed in Note 2 to the consolidated financial statements, in 2004 the Corporation changed its method of accounting for certain non-traditional long-duration contracts and for separate accounts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincoln National Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 27, 2007

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	2006	2005
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2006-$54,960; 2005-$32,384)	$55,853	$33,443
Equity (cost: 2006-$681; 2005-$137)	701	145
Trading securities	3,036	3,246
Mortgage loans on real estate	7,384	3,663
Real estate	421	183
Policy loans	2,760	1,862
Derivative investments	415	175
Other investments	918	452

Total Investments	71,488	43,169
Cash and invested cash	1,621	2,312
Deferred acquisition costs and value of business acquired	8,420	5,163
Premiums and fees receivable	356	343
Accrued investment income	866	526
Amounts recoverable from reinsurers	7,939	6,926
Goodwill	4,500	1,194
Other assets	2,770	1,480
Assets held in separate accounts	80,534	63,747

Total assets	$178,494	$124,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$14,771	$11,703
Investment contract and policyholder funds	58,817	35,592

Total insurance and investment contract liabilities	73,588	47,295
Short-term debt	658	120
Long-term debt:
Senior notes	2,231	999
Junior subordinated debentures issued to affiliated trusts	155	334
Capital securities	1,072	—
Reinsurance related derivative liability	229	292
Funds withheld reinsurance liabilities	2,094	2,012
Deferred gain on indemnity reinsurance	760	836
Other liabilities	4,972	2,841
Liabilities related to separate accounts	80,534	63,747

Total liabilities	166,293	118,476

Commitments and Contingencies (See Note 10)

Shareholders’ Equity
Series A preferred stock-10,000,000 shares authorized (2006 liquidation value-$ 1)	1	1
Common stock-800,000,000 shares authorized (shares issued and outstanding:
2006- 275,752,668; 2005- 173,768,078)	7,449	1,775
Retained earnings	4,138	4,081
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	493	497
Net unrealized gain on derivative instruments	39	7
Foreign currency translation adjustment	165	83
Minimum pension liability adjustment	—	(60)
Adjustment for adoption of SFAS 158	(84)	—

Total accumulated other comprehensive income	613	527

Total shareholders’ equity	12,201	6,384

Total liabilities and shareholders’ equity	$178,494	$124,860

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	2006	2005	2004
	(in millions, except per share amounts)
Revenue
Insurance premiums	$1,406	$308	$299
Insurance fees	2,604	1,752	1,600
Investment advisory fees	328	256	239
Communications revenue (net)	187	—	—
Net investment income	3,981	2,702	2,704
Realized gain (loss)	(3)	(3)	77
Amortization of deferred gain on indemnity reinsurance	76	77	88
Other revenue and fees	484	383	344

Total revenue	9,063	5,475	5,351

Benefits and Expenses
Benefits	4,170	2,332	2,243
Underwriting, acquisition, insurance and other expenses	2,759	1,981	1,972
Communications expense	98	—	—
Interest and debt expense	225	87	100

Total benefits and expenses	7,252	4,400	4,315

Income before Federal income taxes	1,811	1,075	1,036
Federal income taxes	495	244	304

Income before cumulative effect of accounting changes	1,316	831	732
Cumulative effect of accounting changes (net of Federal income taxes)	—	—	(25)

Net income	$1,316	$831	$707

Earnings Per Common Share-Basic
Income before cumulative effect of accounting changes	$5.21	$4.80	$4.15
Cumulative effect of accounting changes (net of Federal income taxes)	—	—	(0.14)

Net income	$5.21	$4.80	$4.01

Earnings Per Common Share-Diluted
Income before cumulative effect of accounting changes	$5.13	$4.72	$4.09
Cumulative effect of accounting changes (net of Federal income taxes)	—	—	(0.14)

Net income	$5.13	$4.72	$3.95

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2006	2005	2004
	(in millions, except for per share amounts)
Series A Preferred Stock
Balance at beginning-of-year	$1	$1	$1
Conversion into common stock	—	—	—

Balance at end-of-year	1	1	1

Common Stock
Balance at beginning-of-year	1,775	1,655	1,529
Issued for acquisition	5,632	—	—
Stock compensation/issued for benefit plans	207	139	149
Deferred compensation payable in stock	7	3	46
Retirement of common stock	(172)	(22)	(69)

Balance at end-of-year	7,449	1,775	1,655

Retained Earnings
Balance at beginning-of-year	4,081	3,590	3,413
Comprehensive income	1,486	428	769
Less other comprehensive income (loss) (net of Federal income tax):
Net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment	(4)	(326)	30
Net unrealized loss on derivative instruments	32	(7)	(8)
Foreign currency translation adjustment	82	(71)	45
Minimum pension liability adjustment	60	1	(5)

Net income	1,316	831	707
Retirement of common stock	(830)	(82)	(281)
Dividends declared:
Common (2006-$1.535; 2005-$1.475; 2004-$1.415)	(429)	(258)	(250)

Balance at end-of-year	4,138	4,081	3,590

Net Unrealized Gain on Securities Available-for-Sale
Balance at beginning-of-year	497	823	793
Change during the year	(4)	(326)	30

Balance at end-of-year	493	497	823

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	7	14	22
Change during the year	32	(7)	(8)

Balance at end-of-year	39	7	14

Foreign Currency Translation Adjustment
Balance at beginning-of-year	83	154	109
Change during the year	82	(71)	45

Balance at end-of-year	165	83	154

Minimum Pension Liability Adjustment
Balance at beginning-of-year	(60)	(61)	(56)
Change during the year	60	1	(5)

Balance at end-of-year	—	(60)	(61)

Adjustment for adoption of SFAS 158	(84)	—	—

Total shareholders’ equity at end-of-year	$12,201	$6,384	$6,176

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

-CONTINUED-

	2006	2005	2004
	(Number of Shares)
Series A Preferred Stock
Balance at beginning-of-year	15,515	16,912	17,746
Conversion into common stock	(2,809)	(1,397)	(834)

Balance at end-of-year	12,706	15,515	16,912

Common Stock
Balance at beginning-of-year	173,768,078	173,557,730	178,212,455
Issued for acquisition	112,301,906	—	—
Conversion of series A preferred stock	44,944	22,352	13,344
Stock compensation/issued for benefit plans	6,515,230	2,518,996	2,943,841
Retirement of common stock	(16,877,490)	(2,331,000)	(7,611,910)

Balance issued and outstanding at end-of-year	275,752,668	173,768,078	173,557,730

Common stock at end-of-year:
Assuming conversion of preferred stock	275,955,964	174,016,318	173,828,322
Diluted basis	280,188,447	176,932,188	176,097,420

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$1,316	$831	$707
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired	(687)	(397)	(250)
Premiums and fees receivable	49	(14)	96
Accrued investment income	15	(1)	(2)
Policy liabilities and accruals	290	(942)	(1,076)
Net trading securities purchases, sales and maturities	259	(107)	(64)
Gain (loss) on reinsurance embedded derivative/trading securities	(4)	(5)	1
Cumulative effect of accounting change	—	—	38
Contractholder funds	1,047	1,889	1,409
Pension plan contribution	(19)	(95)	(42)
Amounts recoverable from reinsurers	283	141	301
Federal income taxes	240	137	135
Stock-based compensation expense	53	52	55
Depreciation	61	78	61
Increase in funds withheld liability	82	117	77
Realized loss on investments and derivative instruments	7	22	57
Gain on sale of subsidiaries/business	—	(14)	(135)
Amortization of deferred gain	(76)	(77)	(88)
Other	133	(407)	(253)

Net adjustments	1,733	377	320

Net cash provided by operating activities	3,049	1,208	1,027

Cash Flows from Investing Activities
Securities-available-for-sale:
Purchases	(9,951)	(5,869)	(9,323)
Sales	6,466	4,027	5,253
Maturities	3,344	2,368	2,468
Purchase of other investments	(573)	(1,009)	(1,938)
Sale or maturity of other investments	189	1,153	2,188
Increase in cash collateral on loaned securities	58	45	181
Purchase of Jefferson-Pilot stock, net of cash acquired of $39	(1,826)	—	—
Proceeds from sale of subsidiaries/business	—	14	174
Other	28	(94)	104

Net cash provided by (used in) investing activities	(2,265)	635	(893)

Cash Flows from Financing Activities
Payment of long-term debt	(178)	(241)	(127)
Issuance of long-term debt	2,045	—	244
Net (decrease) increase in short-term debt	(564)	98	(22)
Universal life and investment contract deposits	7,761	5,156	4,928
Universal life and investment contract withdrawals	(7,497)	(4,456)	(3,353)
Investment contract transfers	(1,821)	(1,483)	(1,336)
Common stock issued for benefit plans and excess tax benefits	166	91	82
Retirement of common stock	(1,002)	(103)	(350)
Dividends paid to shareholders	(385)	(255)	(249)

Net cash used in financing activities	(1,475)	(1,193)	(183)

Net increase (decrease) in cash and invested cash	(691)	650	(49)
Cash and invested cash at beginning-of-year	2,312	1,662	1,711

Cash and invested cash at end-of-year	$1,621	$2,312	$1,662

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we”, “our” or “us”) operate multiple insurance and investment management businesses as well as a broadcasting and sports programming business through seven business segments (see Note 12). The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds, “529” college savings plans and managed accounts.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), and have included the results of operations and financial condition of Jefferson-Pilot in our consolidated financial statements beginning on April 3, 2006 (see Note 3). The consolidated financial statements for the years ended December 31, 2005 and 2004 exclude the results of operations and financial condition of Jefferson-Pilot. The insurance subsidiaries also submit financial statements to insurance industry regulatory authorities. Those financial statements are prepared on the basis of statutory accounting practices (SAP) and are significantly different from financial statements prepared in accordance with GAAP. See Note 10. Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized below.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Lincoln National Corporation and all other entities in which we have a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

The carrying value of our equity investments that we account for using the equity method on the Consolidated Balance Sheets and equity in earnings on the Consolidated Statements of Income is not material. We do not consolidate these investments because we do not exercise significant management influence over any of the underlying entities.

The following affiliated trusts are variable interest entities (“VIEs”): Lincoln National Capital VI, Jefferson-Pilot Capital Trust A, Jefferson-Pilot Capital Trust B and Jefferson-Pilot Life Funding Trust I. VIEs are defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (Revised), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46(R)”). We are not the primary beneficiary of these affiliated trusts and do not have a controlling financial interest. Accordingly, under FIN 46(R), the accounts of these entities are not included in our consolidated financial statements.

Accounting Estimates and Assumptions. The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets and derivatives, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, insurance and investment contract liabilities, deferred front end loads, pension plans, income taxes and the potential effects of resolving litigated matters.

Business Combinations. For all business combination transactions initiated after June 30, 2001, the purchase method of accounting has been used, and accordingly, the assets and liabilities of the acquired company have been recorded at their estimated fair values as of the merger date. The fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available. The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

Investments. Securities available-for-sale consist of fixed maturity and equity securities, which are stated at fair value with net unrealized gains and losses included in accumulated other comprehensive income, net of deferred income taxes and adjustments to deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”). Fair value is based on quoted market prices from observable market data or estimated using an internal pricing matrix for privately placed securities when quoted market prices are not available. This matrix relies on management’s judgment concerning: 1) the discount rate used in calculating expected future cash flows; 2) credit quality; 3) industry sector performance; and 4) expected maturity. Under certain circumstances, we apply professional judgment and make adjustments based upon specific detailed information concerning the issuer. The cost of available-for-sale fixed maturity and equity securities is reduced to fair value with a corresponding charge to realized loss on investments for declines in value that are other-than-temporary.

Dividend and interest income are recognized when earned. Amortization of premiums and accretion of discounts on investments in debt securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, and the financial health of and specific prospects for the issuer. Unrealized losses that are considered to be other-than-temporary are recognized in realized gains and losses with a corresponding reduction in the cost of available-for-sale fixed maturity and equity securities. See Note 4 for further discussion of the Company’s policies regarding identification of other-than-temporary impairments.

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

Mortgage loans on real estate, which are primarily held in the Individual Markets Life and Annuities segments and the Employer Markets Defined Contribution and Executive Benefits segments, are carried at the outstanding principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the amortized cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses. The net provision for losses is reported as realized gain (loss) on investments. Interest income on mortgage loans includes interest collected, the change in accrued interest, and amortization of premiums and discounts. Mortgage loan fees and costs are recorded in net investment income as they are incurred.

Investment real estate is carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Cost is adjusted for impairment when the projected undiscounted cash flow from the investment is less than the carrying value. Impaired real estate is written down to the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Also, valuation allowances for losses are established, as appropriate, for real estate holdings that are in the process of being sold. Real estate acquired through foreclosure proceedings are reclassified on the balance sheet from mortgage loans on real estate to real estate and is recorded at fair value at the settlement date, which establishes a new cost basis. If a subsequent periodic review of a foreclosed property indicates the fair value, less estimated costs to sell, is lower than the carrying value at settlement date, the carrying value is adjusted to the lower amount. Write-downs to real estate and any changes to the reserves on real estate are reported as realized gain (loss) on investments.

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

We recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged—as a cash flow hedge, fair value hedge or a hedge of a net investment in a foreign operation. As of December 31, 2006 and 2005, we had derivative instruments that were designated and qualified as cash flow hedges, foreign currency hedges and fair value hedges. In addition, we had derivative instruments that were economic hedges, but were not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

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

We have a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage guaranteed minimum withdrawal benefits (“GMWB”) feature and our i4LIFE® Advantage guaranteed income benefits (“GIB”) feature that is available in our variable annuity products. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS 133, resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB. As part of our current hedging program, policyholder behavior and equity, interest rate, and volatility market conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in assets and liabilities caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

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

See Note 10 for further discussion of our accounting policy for derivative instruments.

Cash and Cash Equivalents. Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

Deferred Acquisition Costs, Value of Business Acquired, Deferred Front-End Loads, and Deferred Sales Inducements. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. The methodology for determining the amortization of acquisition costs varies by product type based on two different accounting pronouncements: SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”) and SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Under SFAS 97, acquisition costs for universal life and variable universal life insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins, and actual realized gain (loss) on investments. Past amortization amounts are adjusted when revisions are made to the estimates of current or future gross profits expected from a group of products. Policy lives for universal and variable universal life policies are estimated to be 30 years, based on the expected lives of the policies and are variable based on the inception of each policy for unit-linked policies. Policy lives for fixed and variable deferred annuities are 14 to 20 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term, or no surrender charge variable products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable experience.

Under SFAS 60, acquisition costs for traditional life insurance products, which include individual whole life, group business and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There is currently no DAC being amortized under SFAS 60 for fixed and variable payout annuities.

For all SFAS 97 and SFAS 60 policies, amortization is based on assumptions consistent with those used in the development of the underlying policy form adjusted for emerging experience and expected trends.

VOBA is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on universal life, variable universal life and investment-type products, (i.e., unit-linked products and variable deferred annuities) and over the premium paying period for insurance products, (i.e., traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for VOBA vary depending upon the particular characteristics of the underlying blocks of acquired insurance business. VOBA is amortized in a manner consistent with DAC.

The carrying amounts of DAC and VOBA are adjusted for the effect of realized gains and losses and the effects of unrealized gains and losses on debt securities classified as available-for-sale. Amortization expense of DAC and VOBA reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC and VOBA amortization within realized gains and losses reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility in net realized gains and losses.

Bonus credits and excess interest for dollar cost averaging (“DCA”) contracts are considered sales inducements and are deferred as a sales inducement asset (referred to as “deferred sales inducements” or “DSI”), and the unamortized balance is reported in other assets in the Consolidated Balance Sheets. DSI is amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

Policy sales charges that are collected in the early years of an insurance policy are deferred (referred to as “deferred front-end loads” or “DFEL”) and are amortized into income over the life of the policy in a manner consistent with that used for DAC. DFEL is reported within the investment contract and policyholder funds caption of the Consolidated Balance Sheets. The deferral and amortization of DFEL is reported within insurance fees in the Consolidated Statements of Income.

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL. We review the various assumptions including investment margins, mortality and retention. These assumptions also impact the reserves for the guarantee features within our variable annuity and life insurance products. In addition to the annual review of assumptions, if factors or trends indicate that actual experience varies significantly from these assumptions, adjustments are made in the quarter in which the evaluation of the respective blocks of business is completed. The effects of changes in estimated future gross profits on unamortized DAC and VOBA, referred to as prospective unlocking, are reflected in amortization expense within the consolidated statements of income. Prospective unlocking affecting DSI are reflected in benefits expense and affecting DFEL are included in insurance fees within the Consolidated Statements of Income.

DAC and VOBA are reviewed periodically to determine that the unamortized portion does not exceed the expected recoverable amounts. No significant impairments occurred during the years ending December 31, 2006, 2005 and 2004.

Reinsurance. Our insurance companies enter into reinsurance agreements with other companies in the normal course of their business. Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on the Consolidated Balance Sheets and Statements of Income, respectively, since there is a right of offset. All other reinsurance agreements are reported on a gross basis in the balance sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists.

Goodwill. We recognize the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized, but is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause us to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down using a combination of fair value and discounted cash flows. No impairments occurred during the three years ending December 31, 2006.

Other Intangible Assets. Other intangible assets, net of accumulated amortization are reported in other assets. The carrying values of other intangible assets is reviewed periodically for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the company operates, (2) profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary.

Other intangible assets for our Investment Management segment that we acquired include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are required to be amortized on a straight-line basis over their useful life for periods ranging from 9 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset.

Other intangible assets in our Lincoln Financial Media segment include Federal Communications Commission (“FCC”) licenses, sports production rights, network affiliation agreements and other agreements. The FCC licenses are not amortized. Film and program rights result from license agreements under which we have acquired rights to broadcast certain television program material. The film and program rights are stated at cost less amortization. The cost of rights acquired is recorded as an asset in other assets in our Consolidated Balance Sheets. An offsetting liability is recorded in other liabilities in our Consolidated Balance Sheets when the cost is known or reasonably determinable, and the program material has been accepted and made available for broadcast. Amortization is determined using both straight-line and accelerated methods based on the terms of the license agreements.

Sales force intangibles are attributable to the value of the distribution system acquired in the Individual Markets – Life Insurance segment. These assets are amortized on a straight-line basis over their useful life of 25 years.

Property and Equipment. Property and equipment owned for company use is included in other assets in our Consolidated Balance Sheets and is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets which include buildings, computer hardware and software and other property and equipment.

Impairment of Long-Lived Assets. We periodically review the carrying value of our long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held for use until disposed of.

Long-lived assets to be sold are classified as held for sale and are no longer depreciated. Certain criteria have to be met in order for the long-lived asset to be classified as held for sale, including that a sale is probable and expected to occur within one year. Long-lived assets classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

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

Insurance and Investment Contract Liabilities. The liabilities for future policy benefits and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of policy issue. Investment yield assumptions for traditional direct individual life reserves for all policies range from 2.25% to 7.00% depending on the time of policy issue. The investment yield assumptions for immediate and deferred paid-up annuities range from 0.75% to 13.50%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these policy benefits are payable.

The liabilities for future claim reserves for variable annuity products containing guaranteed minimum death benefits (“GMDB”) features are calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a period is the benefit ratio multiplied by the assessments recorded for the period less GMDB claims paid in the period plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to DAC.

With respect to our insurance and investment contract liabilities, we continually review: 1) overall reserve position; 2) reserving techniques and 3) reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such changes occur.

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2006 and 2005, participating policies comprised approximately 1% of the face amount of insurance in force, and dividend expenses were $88 million, $80 million and $82 million for 2006, 2005 and 2004, respectively.

Universal life and variable universal life products with secondary guarantees represented approximately 26% of permanent life insurance in-force at December 31, 2006 and approximately 73% of sales for these products in 2006. Liabilities for the secondary guarantees on universal life-type products are calculated by multiplying the benefit ratio (present value of total expected secondary guarantee benefits over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to DAC, VOBA, DFEL and DSI. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the cash collateral received which is typically greater than the market value of the related securities loaned. This liability is included within other liabilities within our Consolidated Balance Sheets. Our agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. We value collateral daily and obtain additional collateral when deemed appropriate.

Borrowed Funds. LNC’s short-term borrowings are defined as borrowings with contractual or expected maturities of one year or less. Long-term borrowings have contractual or expected maturities greater than one year. Any premium or discount on borrowed funds is amortized over the term of the borrowings.

Commitments and Contingencies. Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and estimable.

Premiums and Fees on Investment Products and Universal Life Insurance Products. Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance. Revenues for investment products and universal life insurance products consist of net investment income, asset based fees, cost of insurance charges, percent of premium charges, policy administration charges and surrender charges that have been assessed and earned against policy account balances and premiums received during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset based fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the contractholder in accordance with contractual terms.

Premiums on Traditional Life Insurance Products. Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due from the policyholder.

Investment Advisory Fees. As specified in the investment advisory agreements with the mutual funds, fees are generally determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts with non-mutual fund clients generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter, or the average of the market values at the beginning and end of the monthly or quarterly period. Investment management and advisory contracts typically are renewable annually by the fund’s board. Contracts with non-mutual fund clients normally continue until terminated by either party or at the end of a specified term and often have cancellation clauses ranging up to 30 to 180 days. Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in benefits and expenses.

Communications Revenue. Communications sales are recognized as earned and are presented net of agency and representative commissions.

Other Revenue and Fees. Other revenue and fees primarily consist of amounts earned by our retail distributor, Lincoln Financial Advisors (“LFA”), from sales of third party insurance and investment products. Such revenue is recorded as earned at the time of sale. Other revenues and fees also include revenues from our Individual Markets – Life Insurance, Investment Management and Lincoln UK segments not captured in other components of revenue.

Benefits and Expenses. Benefits and expenses for universal life and other interest-sensitive life insurance products include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2004 through 2006 ranged from 4.00% to 7.00%. For traditional life, group health and disability income products, benefits and expenses, other than DAC and VOBA, are recognized when incurred in a manner consistent with the related premium recognition policies. Benefits and expenses includes the change in reserves for life insurance products with secondary guarantee benefits and annuity products with guaranteed benefits, such as GMDB, and the change in fair values of guarantees for annuity products with GMWB and GIB.

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

Stock-Based Compensation. We expense the fair value of stock awards included in our incentive compensation plans. On the date our Board of Directors approves stock awards, the fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in shareholders’ equity. Stock-based compensation expense is reflected in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income. For additional information on stock-based incentive compensation see Note 9.

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

Reclassifications. Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

2. Changes in Accounting Principles and Changes in Estimates

Statement of Position 03-1 – Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Effective January 1, 2004, we implemented the provisions of AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Adjustments arising from implementation, as discussed below, were recorded in net income as a cumulative effect of accounting change.

Guaranteed Minimum Death Benefit Reserves. Although there was no method prescribed under GAAP for GMDB reserving until the issuance of SOP 03-1, our Individual Annuities segment had been recording a reserve for GMDBs. At December 31, 2003, our GMDB reserve was $46 million. Adoption of the GMDB reserving methodology under SOP 03-1 resulted in a decrease to reserves of $10 million pre-tax. Reserves for GMDBs were $23 million and $15 million at December 31, 2006 and 2005, respectively.

Application of SOP 03-1 impacts EGPs used to calculate amortization of DAC, VOBA, DSI, and the liability for DFEL. The benefit ratio approach under SOP 03-1 results in a portion of future GMDB fees being accrued as a liability for future GMDB reserves. As a result, the EGPs used in our determination of DAC amortization are lower under SOP 03-1. Therefore upon adoption of SOP 03-1 we reported an unfavorable DAC, VOBA, DSI and DFEL unlocking as a negative cumulative effect adjustment of $43 million pre-tax in 2004.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of SOP 03-1 resulted in a charge to net income for the cumulative effect of accounting change of $34 million pre-tax ($22 million after-tax) in 2004.

Sales Inducements. Our Individual Annuities segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. We also offer enhanced interest rates to variable annuity contracts that are under DCA funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under SOP 03-1 and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC, VOBA and DFEL.

We previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of SOP 03-1, we reclassified bonus credits of $45 million from DAC to DSI, which are reported in other assets on the Consolidated Balance Sheets. Amortization of the DSI asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

We previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by SOP 03-1, during the first quarter of 2004, we began deferring excess DCA interest as DSI and amortizing this DSI as benefit expense over the expected life of the contract. Over the long run the same amount of excess DCA interest expense will emerge under SOP 03-1 as under our previous accounting method. However, due to the prospective treatment of new DSI, our net income was $8 million higher under SOP 03-1 in 2004 relative to the approach used in 2003.

Universal Life Contracts. Our Individual Markets—Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which SOP 03-1 might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves were necessary with the exception of the MoneyGuard® product. MoneyGuard® is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. The adoption of SOP 03-1 in 2004 resulted in a charge recorded as a cumulative effect of accounting change of $4 million pre-tax ($3 million after-tax) for the extension of benefit feature in MoneyGuard®.

SFAS No. 123(R) – Share-Based Payment. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123(R) requires us to recognize at fair value all costs resulting from share-based payments to employees, except for equity instruments held by employee share ownership plans. Similar to SFAS 123, under SFAS 123(R), the fair value of share-based payments are recognized as a reduction to earnings over the period an employee is required to provide service in exchange for the award. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results from prior periods have not been restated. The adoption of SFAS 123(R) did not have a material effect on our income before Federal income taxes, net income and basic and diluted earnings per share.

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

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation costs recognized to be classified as financing cash flows. Our excess tax benefits are classified as financing cash flows, prospectively, in our Consolidated Statements of Cash Flows for the year ended December 31, 2006.

We issue share-based compensation awards under an authorized plan, subject to specific vesting conditions. Generally, compensation expense is recognized ratably over a three-year vesting period, but recognition may be accelerated upon the occurrence of certain events. For awards that specify an employee will vest upon retirement and an employee is eligible to retire before the end of the normal vesting period, we record compensation expense over the period from the grant date to the date of retirement eligibility. As a result of adopting SFAS 123(R), we have revised the prior method of recording unrecognized compensation expense upon retirement and use the non-substantive vesting period approach for all new share-based awards granted after January 1, 2006. Under the non-substantive vesting period approach, we recognize compensation cost immediately for awards granted to retirement-eligible employees, or ratably over a period from the grant date to the date retirement eligibility is achieved. If we would have applied the non-substantive vesting period approach to all share based compensation awards granted prior to January 1, 2006, it would not have a material effect on our results of operations or financial position.

See Note 9 for more information regarding our stock-based compensation plans.

FASB Staff Position 115-1 – The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of Emerging Issues Task Force No. 03-1 – “The Meaning of Other-Than- Temporary Impairments and Its Application to Certain Investments” references existing guidance, and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP 115-1 was effective for reporting periods beginning after December 15, 2005, on a prospective basis. Our existing policy for recognizing other-than-temporary impairments is consistent with the guidance in FSP 115-1, and includes the recognition of other than temporary impairments of securities resulting from credit related issues as well as declines in fair value related to rising interest rates, where we do not have the intent to hold the securities until either maturity or recovery. We adopted FSP 115-1 effective January 1, 2006. The adoption of FSP 115-1 did not have a material effect on our consolidated financial condition or results of operations.

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The guidance requires us to recognize on the balance sheets the funded status of our defined benefit postretirement plans as either an asset or liability, depending on the plans’ funded status, with changes in the funded status recognized through other comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation, for pension plans, or the accumulated postretirement benefit obligation for postretirement benefit plans. Prior service costs or credits and net gains or losses which are not recognized in current net periodic benefit cost, pursuant to SFAS No. 87, “Employers’ Account for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” must be recognized in other comprehensive income, net of tax, in the period in which they occur. As these items are recognized in net periodic benefit cost, the amounts accumulated in other comprehensive income are adjusted. Under SFAS 158, disclosure requirements have also been expanded to separately provide information on the prior service costs or credits and net gains and losses recognized in other comprehensive income and their effects on net periodic benefit costs. Retroactive application of SFAS 158 is not permitted. We applied the recognition provisions of SFAS 158 as of December 31, 2006. See Note 8 for more information regarding our adoption of SFAS 158.

Staff Accounting Bulletin No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for evaluating the effects of prior year uncorrected errors when quantifying misstatements in the current year financial statements. Under SAB 108, the impact of correcting misstatements occurring in the current period and those that have accumulated over prior periods must both be considered when quantifying the impact of misstatements in current period financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and may be adopted by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment to retained earnings. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

Statement of Position 05-1 – Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 addresses the accounting for Deferred Acquisition Costs (“DAC”) on internal replacements other than those described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” An internal replacement is defined by SOP 05-1 as a modification in product benefits, features, rights or coverages that occurs by (a) exchanging the contract for a new contract, (b) amending, endorsing or attaching a rider to the contract, or (c) electing a feature or coverage within a contract.

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

We will adopt this new accounting guidance effective January 1, 2007, primarily impacting our Individual Markets Annuities and our Employer Markets Group Protection businesses. The adoption of this new guidance impacts our assumptions for lapsation used in the amortization of DAC and VOBA. We estimate that our adoption will result in a reduction to our DAC and VOBA balances between $75 million to $100 million pre-tax, which will be recorded as a reduction to retained earnings. SOP 05-1 is expected to prospectively increase DAC and VOBA amortization in 2007. Our preliminary estimates are based upon our interpretation of SOP 05-1 and the proposed implementation guidance. We continue to analyze the impact on DAC and VOBA amortization and are currently evaluating the effect of a Technical Practice Aide (“TPA”) issued in February 2007. As a result, the actual impact of the adoption of SOP 05-1 may differ significantly from our preliminary estimates as the issuance of new implementation guidance and evolving industry practice may affect our interpretation and implementation.

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are either freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument.

In December 2006, the FASB issued Derivative Implementation Group Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG B40”). Since SFAS 155 eliminated the interim guidance related to securitized financial assets, DIG B40 provides a narrow scope exception for securitized interests that contain only an embedded derivative related to prepayment risk. Under DIG B40, a securitized interest in prepayable financial assets would not be subject to bifurcation if: (a) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor and (b) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. Any other terms in the securitized financial asset that may affect cash flow in a manner similar to a derivative instrument would be subject to the requirements of paragraph 13(b) of SFAS 133. The guidance in DIG B40 is to be applied upon the adoption of SFAS 155.

We will adopt the provisions SFAS 155 and DIG B40 on January 1, 2007, for all financial instruments acquired, issued, or subject to a remeasurement event occurring after that date. Prior period restatement is not permitted. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial condition or results of operations.

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes criteria that an individual tax position must meet for any part of the benefit of the tax position to be recognized in the financial statements. These criteria include determining whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authority. If the tax position meets the more-likely-than-not threshold, the position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit is not recognized in the financial statements. Upon adoption of FIN 48, the guidance will be applied to all tax positions, and only those tax positions meeting the more-likely-than-not threshold will be recognized or continue to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect adjustment upon the initial adoption of FIN 48 will be recorded as an adjustment to retained earnings with no impact on net income. We will adopt the provisions of FIN 48 on March 31, 2007, effective January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on our consolidated financial condition or results of operations.

SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the most advantageous market for that asset or liability. Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The highest priority is given to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs in situations where there is little or no market activity for the asset or liability. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of the measurements on earnings. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007. Retrospective application is required for certain financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the effects of SFAS 157 on our consolidated financial condition and results of operations.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows an entity to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. In addition, the presentation and disclosure requirements of SFAS 159 are designed to assist in the comparison between entities that select different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. Retrospective application of SFAS 159 is not permitted unless early adoption is elected. At the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the potential effects of SFAS 159 on our consolidated financial condition and results of operations.

3. Business Combination

On April 3, 2006, we completed our merger with Jefferson-Pilot by acquiring 100% of the outstanding shares of Jefferson-Pilot in a transaction accounted for under the purchase method of accounting prescribed by SFAS No. 141, “Business Combinations” (“SFAS 141”). Jefferson-Pilot’s results of operations are included in our results of operations beginning April 3, 2006. As a result of the merger, our product portfolio was expanded, and we now offer fixed and variable universal life, fixed annuities, including indexed annuities, variable annuities, mutual funds and institutional accounts, 401(k) and 403(b) offerings, and group life, disability and dental insurance products. We also own and operate television and radio stations in selected markets in the Southeastern and Western United States and produce and distribute sports programming.

SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the merger date. We are in the process of finalizing our internal studies of the fair value of the net assets acquired including investments, value of business acquired, intangible assets and certain liabilities. As such, the preliminary fair values in the table below are subject to adjustment as additional information is obtained, which may result in adjustments to goodwill, which we do not expect to be material.

The aggregate consideration paid for the merger was as follows:

(in millions, except share data)	Share Amounts
LNC common shares issued	112,301,906
Purchase price per share of LNC common stock (1)	$48.98
Fair value of common shares issued		$5,501
Cash paid to Jefferson-Pilot shareholders		1,800
Fair value of Jefferson-Pilot stock options (2)		131
Transaction costs		65

Total purchase price		$7,497

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

The fair value of Jefferson-Pilot’s net assets assumed in the merger was $4.2 billion. Goodwill of $3.3 billion resulted from the excess of purchase price over the fair value of Jefferson-Pilot’s net assets. The amount of goodwill that is expected to be deductible for tax purposes is approximately $24 million. We paid a premium over the fair value of Jefferson-Pilot’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger including, but not limited to, the following:

•	Greater size and scale with improved earnings diversification and strong financial flexibility;

•	Broader, more balanced product portfolio;

•	Larger distribution organization; and

•	Value creation opportunities through expense savings and revenue enhancements across business units.

The following table summarizes the preliminary fair values of the net assets acquired as of the acquisition date:

(in millions)	Preliminary Fair Value
Investments	$27,905
Due from reinsurers	1,296
Value of business acquired	2,478
Goodwill	3,302
Other assets	1,642
Assets held in separate accounts	2,574
Policy liabilities	(26,527)
Long-term debt	(905)
Income tax liabilities	(849)
Accounts payable, accruals and other liabilities	(845)
Liabilities related to separate accounts	(2,574)

Total purchase price	$7,497

The goodwill resulting from the merger was allocated to the following segments:

(in millions)
Individual Markets:
Life Insurance	$1,326
Annuities	988

Total Individual Markets	2,314

Employer Markets: Group Protection	281
Lincoln Financial Media	707

Total goodwill	$3,302

The following table summarizes the fair value of identifiable intangible assets acquired in the merger and reported in other assets.

(in millions)		Weighted Average Amortization Period
Lincoln Financial Media:
FCC licenses	$638	N/A
Sports production rights	11	5 years
Network affiliation agreements	10	21 years
Other	11	16 years

Total Lincoln Financial Media	670

Individual Markets—Life Insurance:
Sales force	100	25 years

Total identifiable intangibles	$770

Identifiable intangibles not subject to amortization	$638	N/A
Identifiable intangibles subject to amortization	132	22 years

Total identifiable intangibles	$770

The following unaudited pro forma condensed consolidated results of operations assume that the merger with Jefferson-Pilot was completed as of January 1, 2006 and 2005:

(in millions, except per share amounts)	Year Ended December 31,
	2006	2005
Revenue	$10,134	$9,559

Net income	1,430	1,352

Net income per common share:
Basic	$5.67	$4.74
Diluted	5.58	4.67

We initially financed the cash portion of the merger consideration by borrowing $1.8 billion under a credit agreement that we entered into with a group of banks in December 2005 (the “bridge facility”). During the second quarter of 2006, we issued the following debt securities:

Security	Net Proceeds (in millions)	Interest Due
$500M Floating Rate Senior Notes, due 4/6/2009 (1)	$499	Quarterly in January, April, July and October
$500M 6.15% Senior Notes, due 4/7/2036 (2)	492	Semi-annually in April and October
Capital Securities
$275M 6.75% Junior Subordinated Debentures, due 4/20/2066 (3)	266	Quarterly in January, April, July and October
$800M 7% Junior Subordinated Debentures, due 5/17/2066 (4)	788	Semi-annually in May and November

Total proceeds	$2,045

(1)	Interest at a rate of three-month LIBOR plus 0.11%.
(2)	Redeemable any time subject to a make-whole provision.
(3)	Redeemable in whole or in part on or after April 20, 2011 (and prior to such date in whole or in part under certain circumstances).
(4)

Redeemable in whole or in part on or after May 17, 2016 (and prior to such date in whole or in part under certain circumstances). Beginning May 17, 2016, interest is due quarterly in February, May, August and November.

We used the net proceeds from the offerings, and other cash, to repay the outstanding loan balance under the bridge facility.

At the time of the merger, the following debt securities that were previously issued by Jefferson-Pilot were included within our Consolidated Balance Sheets:

•

Junior subordinated debentures issued by Jefferson-Pilot in 1997 of $213 million at an interest rate of 8.14% and $108 million at an interest rate of 8.285%. Interest is paid semi-annually. These debentures mature in 2046, but are redeemable prior to maturity at our option beginning January 15, 2007, with two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14%, each grading to zero as of January 15, 2017. Premiums arose from recording these securities at their respective fair values, which were based on discounted cash flows using our incremental borrowing rate at the date of the merger. The premiums are being amortized to the respective call dates using an approximate effective yield methodology. The remaining unamortized premiums included in the amounts above totaled $3 million as of December 31, 2006. We have redeemed or will redeem these securities in 2007; therefore, we have reported them as short-term debt on our Consolidated Balance Sheets at December 31, 2006. See Note 16 for information on the redemption of these securities.

•

Ten-year term notes of $284 million at 4.75% and $300 million of floating rate EXtendible Liquidity Securities® (“EXLs”) that currently have a maturity of August 2007, subject to periodic extension through 2011. Each quarter, the holders must make an election to extend the maturity of the EXLs for 13 months, otherwise they become due and payable on the next maturity date to which they had previously been extended. The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. A discount arose from recording the ten-year term notes at their respective fair values based on discounted cash flows using our incremental borrowing rate at the date of merger. The discount is being accreted over the remaining life using an approximate effective yield methodology. The remaining unamortized discount included in the amount above totaled $14 million as of December 31, 2006.

4. Investments

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

(in millions)	Amortized Cost	Gains	Losses	Fair Value
2006
Corporate bonds	$44,702	$1,080	$(292)	$45,490
U.S. Government bonds	256	8	(1)	263
Foreign government bonds	1,072	76	(7)	1,141
Asset and mortgage-backed securities:
Mortgage pass-through securities	603	3	(6)	600
Collateralized mortgage obligations	5,242	37	(45)	5,234
Commercial Mortgage Backed Securities	2,653	44	(19)	2,678
Other asset-backed securities	175	4	—	179
State and municipal bonds	158	3	(1)	160
Redeemable preferred stocks	99	9	—	108

Total fixed maturity securities	54,960	1,264	(371)	55,853
Equity securities	681	22	(2)	701

Total	$55,641	$1,286	$(373)	$56,554

2005
Corporate bonds	$24,940	$1,167	$(246)	$25,861
U.S. Government bonds	149	12	—	161
Foreign government bonds	1,118	89	(4)	1,203
Asset and mortgage-backed securities:
Mortgage pass-through securities	465	5	(6)	464
Collateralized mortgage obligations	3,004	25	(34)	2,995
Commercial Mortgage Backed Securities	2,360	52	(21)	2,391
Other asset-backed securities	99	3	—	102
State and municipal bonds	126	4	(1)	129
Redeemable preferred stocks	123	14	—	137

Total fixed maturity securities	32,384	1,371	(312)	33,443
Equity securities	137	9	(1)	145

Total	$32,521	$1,380	$(313)	$33,588

Future maturities of fixed maturity securities available-for-sale as of December 31, 2006, are as follows:

(in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,922	$1,926
Due after one year through five years	12,214	12,392
Due after five years through ten years	17,493	17,670
Due after ten years	14,658	15,174

Subtotal	46,287	47,162
Asset and mortgage-backed securities	8,673	8,691

Total	$54,960	$55,853

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

The amortized cost and estimated fair value of investments in asset and mortgage-backed securities available-for-sale summarized by interest rates of the underlying collateral are as follows:

(in millions)	Amortized Cost	Fair Value
Below 5%	$306	$305
5%-6%	3,499	3,464
6%-7%	3,249	3,261
Above 7%	1,619	1,661

Total	$8,673	$8,691

The quality ratings for fixed maturity securities available-for-sale are as follows:

(in millions)

NAIC Designation	Rating Agency Equivalent Designation	Estimated Fair Value	% of Total
1	AAA / AA / A	$33,347	59.7%
2	BBB	18,809	33.7%
3	BB	2,273	4.1%
4	B	1,203	2.1%
5	CCC and lower	198	0.4%
6	In or near default	23	0.0%

		$55,853	100.0%

The major categories of net investment income are as follows:

(in millions)	2006	2005	2004
Fixed maturity securities—available-for-sale	$3,010	$2,034	$2,006
Equity securities—available-for-sale	27	9	11
Trading securities	197	194	193
Mortgage loans on real estate	468	287	350
Real estate	56	50	27
Policy loans	159	118	120
Invested cash	91	53	32
Other investments	141	69	55

Investment revenue	4,149	2,814	2,794
Investment expense	168	112	90

Net investment income	$3,981	$2,702	$2,704

Trading securities at fair value retained in connection with Modco and CFW reinsurance arrangements consisted of the following:

(in millions)	2006	2005
Corporate bonds	$2,339	$2,520
U.S. Government bonds	332	324
Foreign government bonds	46	54
Asset and mortgage-backed securities:
Mortgage pass-through securities	24	29
Collateralized mortgage obligations	118	120
Commercial Mortgage Backed Securities	138	158
Other asset-backed securities	8	9
State and municipal bonds	21	22
Redeemable preferred stocks	8	8

Total fixed maturity securities	3,034	3,244
Equity securities	2	2

Total	$3,036	$3,246

The detail of the realized gain (loss) on investments is as follows:

(in millions)	2006	2005	2004
Realized loss on investments and derivative instruments	$(7)	$(22)	$(57)
Gain (loss) on reinsurance embedded derivative/trading securities	4	5	(1)
Gain on sale of subsidiaries/business	—	14	135

Total realized gain (loss) on investments	$(3)	$(3)	$77

The detail of the realized loss on investments and derivative instruments is as follows:

(in millions)	2006	2005	2004
Fixed maturity securities available-for-sale
Gross gain	$143	$115	$114
Gross loss	(113)	(93)	(122)
Equity securities available-for-sale
Gross gain	2	8	22
Gross loss	(3)	(1)	(1)
Other investments	6	10	4
Associated amortization of DAC and VOBA and provision for policyholder commitments	(41)	(52)	(53)
Investment expenses	(2)	(9)	(10)

Total Investments	(8)	(22)	(46)
Derivative instruments net of associated (amortization)/restoration of deferred acquisition costs	1	—	(11)

Total investments and derivative instruments	$(7)	$(22)	$(57)

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments and derivative instruments shown above, are as follows:

(in millions)	2006	2005	2004
Fixed maturity securities available-for-sale	$64	$19	$68
Equity securities available-for-sale	—	1	—
Mortgage loans on real estate	(8)	(6)	(2)

Total	$56	$14	$66

The portion of market adjustment for trading securities still held at December 31, 2006, 2005 and 2004 was a gain (loss) of $(53) million, $(79) million and $24 million, respectively.

The change in net unrealized gains (losses) on investments in fixed maturity and equity securities available-for-sale is as follows:

(in millions)	2006	2005	2004
Fixed maturity securities	$(166)	$(826)	$75
Equity securities	12	(8)	(10)

Total	$(154)	$(834)	$65

For total publicly traded and private securities we held at December 31, 2006 and 2005 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2006
< or = 90 days	$7,244	39.2%	$7,298	38.7%	$(54)	14.5%
> 90 days but < 180 days	445	2.4%	458	2.4%	(13)	3.5%
> 180 days but < 270 days	1,565	8.4%	1,594	8.5%	(29)	7.8%
> 270 days but < 1 year	1,898	10.3%	1,941	10.3%	(43)	11.5%
> 1 year	7,335	39.7%	7,569	40.1%	(234)	62.7%

Total	$18,487	100.0%	$18,860	100.0%	$(373)	100.0%

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2005
< or = 90 days	$3,028	27.3%	$3,062	26.8%	$(34)	10.8%
> 90 days but < 180 days	5,232	47.1%	5,339	46.8%	(107)	34.2%
> 180 days but < 270 days	378	3.4%	388	3.4%	(10)	3.2%
> 270 days but < 1 year	802	7.2%	836	7.3%	(34)	10.9%
> 1 year	1,659	15.0%	1,787	15.7%	(128)	40.9%

Total	$11,099	100.0%	$11,412	100.0%	$(313)	100.0%

For fixed maturity and equity securities available-for-sale with unrealized losses as of December 31, 2006 and 2005, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized as follows:

Gross Unrealized Losses for Fixed Maturities and Equity Securities

(in millions)	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
2006
Corporate bonds	$8,876	$(119)	$4,976	$(173)	$13,852	$(292)
U.S. Government bonds	64	(1)	1	—	65	(1)
Foreign government bonds	212	(4)	77	(3)	289	(7)
Asset and mortgage-backed securities:
Mortgage pass-through securities	134	(1)	228	(5)	362	(6)
Collateralized mortgage obligations	1,304	(9)	1,323	(36)	2,627	(45)
Commercial Mortgage Backed Securities	473	(3)	664	(16)	1,137	(19)
Other asset-backed securities	13	—	21	—	34	—
State and municipal bonds	20	—	44	(1)	64	(1)
Redeemable preferred stocks	—	—	1	—	1	—

Total fixed maturity securities	11,096	(137)	7,335	(234)	18,431	(371)
Equity securities	56	(2)	—	—	56	(2)

Total	$11,152	$(139)	$7,335	$(234)	$18,487	$(373)

2005
Corporate bonds	$6,388	$(133)	$1,300	$(113)	$7,688	$(246)
U.S. Government bonds	4	—	—	—	4	—
Foreign government bonds	171	(3)	60	(1)	231	(4)
Asset and mortgage-backed securities:
Mortgage pass-through securities	330	(4)	40	(2)	370	(6)
Collateralized mortgage obligations	1,595	(27)	146	(7)	1,741	(34)
Commercial Mortgage Backed Securities	895	(16)	100	(5)	995	(21)
Other asset-backed securities	23	—	—	—	23	—
State and municipal bonds	33	(1)	13	—	46	(1)
Redeemable preferred stocks	1	—	—	—	1	—

Total fixed maturity securities	9,440	(184)	1,659	(128)	11,099	(312)
Equity securities	—	—	—	(1)	—	(1)

Total	$9,440	$(184)	$1,659	$(129)	$11,099	$(313)

Securities available-for-sale deemed to have declines in fair value that were other-than-temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” Factors we considered in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include 1) the significance of the decline, 2) our ability and intent to retain the investment for a sufficient period of time for it to recover, 3) the time period during which there has been a significant decline in value, and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other-than-temporary, the security is written down to fair value. See Note 11 for a general discussion of the methodologies and assumptions used to determine estimated fair values.

The balance sheet captions, real estate and other assets, which includes property and equipment, include accumulated depreciation as follows:

(in millions)	2006	2005
Real estate	$28	$19
Property and equipment	361	346

Impaired mortgage loans along with the related allowance for losses are as follows:

(in millions)	2006	2005
Impaired loans with allowance for losses	$29	$66
Allowance for losses	(2)	(9)

Net impaired loans	$27	$57

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

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

(in millions)	2006	2005	2004
Balance at beginning-of-year	$9	$15	$17
Provisions for losses	2	2	5
Releases due to principal paydowns	(9)	(8)	(7)

Balance at end-of-year	$2	$9	$15

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

(in millions)	2006	2005	2004
Average recorded investment in impaired loans	$41	$62	$101
Interest income recognized on impaired loans	4	5	9

All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

As of December 31, 2006, we had two commercial mortgage loans that were two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2006 was less than $1 million. As of December 31, 2005, all commercial loans were current as to principal and interest payments. As of December 31, 2006 and 2005, we had no mortgage loans past due 90 days and still accruing interest.

As of December 31, 2006 and 2005, we had restructured mortgage loans of $59 million and $45 million, respectively. We recorded $4 million and $2 million of interest income on these restructured mortgage loans in 2006 and 2005, respectively. Interest income in the amount of $4 million would have been recorded on these mortgage loans according to their original terms in both 2006 and 2005. As of December 31, 2006 and 2005, we had no outstanding commitments to lend funds on restructured mortgage loans.

As of December 31, 2006, our investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $1.3 billion, which includes $283 million of standby commitments to purchase real estate upon completion and leasing.

The carrying value of fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments that were non-income producing totaled $40 million and $67 million at December 31, 2006 and 2005, respectively.

5. Federal Income Taxes

The Federal income tax expense is as follows:

(in millions)	2006	2005	2004
Current	$284	$176	$153
Deferred	211	68	151

Total tax expense	$495	$244	$304

The effective tax rate on pre-tax income is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

(in millions)	2006	2005	2004
Tax rate of 35% times pre-tax income	$634	$376	$362
Effect of:
Tax-preferred investment income	(98)	(69)	(69)
Sale of subsidiary	—	—	26
Tax credits	(23)	(14)	(14)
Change in valuation allowance	—	(47)	(4)
Other	(18)	(2)	3

Provision for income taxes	$495	$244	$304

Effective tax rate	27%	23%	29%

The Federal income tax asset (liability), which is included in other liabilities on the Consolidated Balance Sheets, is as follows:

(in millions)	2006	2005
Current	$(84)	$(90)
Deferred	(894)	70

Total Federal income tax asset (liability)	$(978)	$(20)

Significant components of our deferred tax assets and liabilities are as follows:

(in millions)	2006	2005
Deferred tax assets
Insurance and investment contract liabilities	$1,493	$1,237
Reinsurance deferred gain	265	291
Net operating loss carryforwards	21	—
Modco embedded derivative	80	102
Postretirement benefits other than pensions	22	23
Compensation and benefit plans	231	177
Ceding commission asset	9	11
Other	120	32

Total deferred tax assets	2,241	1,873

Deferred tax liabilities
Deferred acquisition costs	1,110	999
Value of business acquired	1,065	260
Net unrealized gain on securities available-for-sale	329	351
Net unrealized gain on trading securities	80	98
Investments	199	—
Intangibles	222	—
Other	130	95

Total deferred tax liabilities	3,135	1,803

Net deferred tax asset (liability)	$(894)	$70

Cash paid for Federal income taxes in 2006, 2005 and 2004 was $320 million, $105 million and $155 million, respectively.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At December 31, 2006 and 2005, we concluded that it was more likely than not that all gross deferred tax assets will reduce taxes payable in future years. Our Federal income tax liability at December 31, 2004 included a valuation allowance of $47 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to zero as of December 31, 2005.

We have made the decision not to permanently reinvest earnings in Lincoln National (UK) plc. Full U.S. deferred taxes applicable to any un-repatriated earnings have been recorded.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders Surplus.” On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” In 2005 and 2006, the additional tax imposed on distributions from the special tax account, “Policyholders Surplus,” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders Surplus account balance. The life insurance subsidiaries’ dividend activity for 2005 and 2006 were sufficient to eliminate the account balance during the suspension period.

The American Jobs Creation Act of 2004 also provides for an election for either 2004 or 2005 of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. Based on our evaluation of the effects of the repatriation provision, we determined that it was not beneficial to make the election for dividends received from our foreign subsidiaries during 2004 and 2005.

We are subject to annual tax examinations from the Internal Revenue Service (“IRS”). During the first quarter of 2006, the IRS completed its examination for the tax years 1999 through 2002 with assessments resulting in a payment that was not material to our consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which we continue to challenge. We believe this portion of the assessment is inconsistent with existing law and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition. The Jefferson-Pilot subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle. During the second quarter of 2006, the IRS completed its examinations for the tax years 2000-2003 of Jefferson-Pilot Corporation and its subsidiaries, resulting in a refund that was not material to our consolidated results of operations. LNC is currently under audit by the IRS for years 2003 and 2004. For the former Jefferson-Pilot Corporation and its subsidiaries, the IRS will examine the years 2004 and 2005.

At December 31, 2006, LNC had net operating loss carryforwards for Federal income tax purposes of $61 million for Jefferson-Pilot Life Insurance Company that will expire in the year 2021. LNC also had net capital loss carryforwards of $4 million for Jefferson-Pilot Life Insurance Company, $2 million for Jefferson Pilot Financial Insurance Company and $2 million for Jefferson Pilot LifeAmerica Insurance Company that expire in the year 2011. LNC believes that it is more likely than not that the net operating losses and capital losses will be fully utilized within the allowable carryforward period.

6. Supplemental Financial Data

Reinsurance transactions included in insurance premiums and insurance fees on the Consolidated Statements of Income, excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re, are as follows:

(in millions)	2006	2005	2004
Insurance assumed	$8	$1	$—
Insurance ceded	(831)	(612)	(595)

Net reinsurance premiums and fees	$(823)	$(611)	$(595)

The 2005 and 2004 amounts reported above for insurance ceded to other companies have been adjusted to conform to the 2006 presentation. These adjustments had no effect on insurance premiums, fees or net income presented in the Consolidated Statements of Income as the gross premiums and fees were offset by equal amounts.

Benefits on the Consolidated Statements of Income is net of reinsurance recoveries of $0.9 billion for 2006 and $0.6 billion for each of 2005 and 2004.

A rollforward of DAC is as follows:

(in millions)	2006	2005	2004
Balance at beginning-of-year	$4,164	$3,495	$3,172
Deferral	1,482	938	874
Amortization	(644)	(474)	(494)
Adjustment related to realized gains on securities available-for-sale and derivatives	(38)	(48)	(46)
Adjustment related to unrealized losses on securities available-for-sale and derivatives	86	313	(15)
Foreign currency translation adjustment	66	(60)	43
Cumulative effect of accounting change	—	—	(39)

Balance at end-of-year	$5,116	$4,164	$3,495

A rollforward of VOBA is as follows:

(in millions)	2006	2005	2004
Balance at beginning-of-year	$999	$1,095	$1,197
Business acquired	2,478	—	—
Deferral of commissions and accretion of interest	134	62	69
Amortization	(285)	(129)	(190)
Adjustment related to realized gains on securities available-for-sale and derivatives	(9)	—	—
Adjustment related to unrealized losses on securities available-for-sale and derivatives	(48)	—	—
Foreign currency translation adjustment	35	(29)	19

Balance at end-of-year	$3,304	$999	$1,095

Future estimated amortization of VOBA is as follows (in millions):

2007-	$286	2008-	$273	2009 -	$ 251
2010-	$238	2011-	$209	Thereafter-	$2,095

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income are net of amounts amortized against DAC and VOBA of $47 million, $48 million and $46 million for 2006, 2005 and 2004, respectively. In addition, realized gains and losses for 2006, 2005 and 2004 are net of adjustments made to policyholder reserves of $6 million, $(2) million and $(3) million, respectively. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of DSI, which is included in other assets on the Consolidated Balance Sheets, is as follows:

(in millions)	2006	2005	2004
Balance at beginning-of-year	$129	$85	$45
Deferral	86	60	50
Amortization	(21)	(16)	(10)

Balance at end-of-year	$194	$129	$85

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

(in millions)	2006	2005	2004
Commissions	$1,624	$914	$1,212
General and administrative expenses	1,613	1,332	905
DAC and VOBA deferrals, net of amortization	(687)	(397)	(259)
Other intangibles amortization	16	8	10
Taxes, licenses and fees	179	95	104
Restructuring charges	14	29	—

Total	$2,759	$1,981	$1,972

Included in operating and administrative expenses are the expenses for company advertising of approximately $30 million, $31 million and $27 million in 2006, 2005 and 2004, respectively.

During the third quarter of 2006, 2005 and 2004, we completed our annual comprehensive reviews of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB. As a result of the comprehensive reviews, we recorded negative net prospective unlocking of approximately $9 million pre-tax ($6 million after-tax) for 2006 and positive net prospective unlocking of approximately $64 million pre-tax ($41 million after-tax) and $15 million pre-tax ($10 million after-tax) for 2005 and 2004, respectively.

As discussed in Note 3, the excess of the purchase price for the Jefferson-Pilot merger over the fair value of net assets acquired totaled $3.3 billion.

The carrying amount of goodwill by reportable segment as of December 31 is as follows:

(in millions)	Balance at December 31, 2005	Jefferson- Pilot Merger (Note 3)	Balance at December 31, 2006
Individual Markets:
Life Insurance	$855	$1,326	$2,181
Annuities	44	988	1,032
Employer Markets:
Retirement Products	20	—	20
Group Protection	—	281	281
Investment Management	261	—	262
Lincoln Financial Media	—	707	707
Lincoln UK*	14	—	17

Total	$1,194	$3,302	$4,500

*	Changes in the carrying amount of goodwill for the Lincoln UK segment from December 31, 2005 to December 31, 2006, are due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

The total gross carrying amount and accumulated amortization in total and for each major specifically identifiable intangible asset class by segment are as follows:

(in millions)	As of December 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Lincoln Financial Media:
FCC licenses	$638	N/A	$—	$—
Sports production rights	11	1	—	—
Network affiliation agreements	10	—	—	—
Other	11	5	—	—
Individual Markets—Life Insurance:
Sales force	100	3	—	—
Investment Management:
Client lists	92	85	92	78
Other	2	N/A	—	—

Total	$864	$94	$92	$78

Future estimated amortization of specifically identifiable intangible assets is as follows (in millions):

2007-	$14	2008 -	$10	2009 -	$ 7
2010-	$ 6	2011 -	$ 6	Thereafter-	$87

Details of investment contract and policyholder funds on the Consolidated Balance Sheets are as follows:

(in millions)	2006	2005
Premium deposit funds	$20,541	$21,713
Other policyholder funds	37,197	12,972
Deferred front end loads	977	796
Undistributed earnings on participating business	102	111

Total	$58,817	$35,592

Details underlying debt on the Consolidated Balance Sheets are as follows:

(in millions)	2006	2005
Short-Term Debt
Commercial paper	$—	$120
Junior subordinated debentures - Series A 8.14%	208	—
Junior subordinated debentures - Series B 8.285%	104	—
Current maturities of long-term debt	346	—

Total short-term debt	658	120

Long-Term Debt
Senior notes:
5.25% notes, due 2007	—	250
6.5% notes, due 2008	100	100
LIBOR + 11 bps notes, due 2009	500	—
6.20% notes, due 2011	250	250
LIBOR + 6.435 bps EXtendible Liquidity Securities®, due 2011	200	—
4.75% notes, due 2014	285	—
4.75% notes, due 2014	199	199
7% notes, due 2018	200	200
6.15% notes, due 2036	497	—

Total senior notes	2,231	999

Junior subordinated debentures issued to affiliated trusts
7.65% due 2050	—	179
6.75% due 2052	155	155

Total junior subordinated debentures issued to affiliated trusts	155	334

Capital securities:
6.75% due 2066	275	—
7% due 2066	797	—

Total capital securities	1,072	—

Total long-term debt	3,458	1,333

Total debt	$4,116	$1,453

Future maturities of long-term debt are as follows (in millions):

2007-	$—	2008-	$100	2009 -	$ 500
2010-	$—	2011-	$450	Thereafter-	$2,408

At December 31, 2006, we maintained three revolving credit agreements with a group of domestic and foreign banks: a $1.6 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (LOC); a $1 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs; and a U.K. facility for use by our U.K. subsidiary, which was renewed in December 2006 for

10 million pounds sterling ($20 million at December 31, 2006) maturing in December 2007. At December 31, 2006, we did not have any amounts outstanding under any of the bank lines. The agreements provide for interest on borrowings based on various money market indices. Under the agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At December 31, 2006, we were in compliance with all such covenants.

On November 19, 2006, we redeemed our outstanding 7.65% Junior Subordinated Deferrable Interest Debentures, Series E (“TRuPs”) due 2050 (the “Junior Subordinated Debentures”), which were held by Lincoln National Capital V. The redemption price for the Trust Preferred Securities, Series E was $25.00 per security, for a total principal amount of $173 million, plus any accrued distributions through the redemption date. As a result of these transactions, we incurred a non-cash charge of $6 million, pre-tax, ($4 million after-tax) in the fourth quarter of 2006 related to unamortized issuance costs. We funded the redemption with internally generated funds and commercial paper. We used our security repurchase authorization to effect the repurchase.

In December 2005, we entered into a new credit agreement (the “Bridge Facility”) with a group of banks to provide for borrowings of up to $2.3 billion in connection with our merger with Jefferson-Pilot. The Bridge Facility was a 364-day facility. We made a drawdown under the Bridge Facility and used the proceeds of the loan to pay $1.8 billion to shareholders of Jefferson-Pilot in connection with our merger with Jefferson-Pilot, which represented the aggregate cash portion of the merger consideration. During the second quarter of 2006, we issued $2.1 billion of debt securities and acquired debt securities with a fair value of $905 million previously issued by Jefferson-Pilot. As discussed in Note 3, we used the proceeds from debt securities issued during the second quarter of 2006 and other cash to repay the outstanding loan balance under the Bridge Facility.

In May 2005, our 7.25% senior notes of $193 million matured. On October 1, 2004, we redeemed all $120 million of our outstanding 9.125% Debentures due October 1, 2024 for an aggregate redemption amount of $126 million. Interest and debt expense in the fourth quarter of 2004 includes approximately $6 million ($4 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption.

In February 2004, we issued $200 million of 4.75% Notes due February 15, 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the Company were $197 million. A portion of the net proceeds was used to redeem the 9.125% notes described above with the remainder of the proceeds used for general corporate purposes and to reduce short-term debt. We used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, is being amortized over the life of the Notes. See Note 3 for additional information.

In September 2003, Lincoln Capital VI, our wholly-owned affiliated trust, issued $150 million of 6.75% Trust Preferred Securities, Series F guaranteed by us. The debentures mature September 11, 2052 and can be redeemed for principal plus accrued interest beginning September 11, 2008.

We also have access to capital from junior subordinated debentures issued to affiliated trusts. These trusts were formed solely for the purpose of issuing preferred securities and lending the proceeds to us. Securities currently outstanding were offered through a series of trusts (Lincoln National Capital V and VI, Jefferson-Pilot Capital Trust A and Jefferson-Pilot Capital Trust B). We own the common securities of these trusts. As discussed above, we redeemed the junior subordinated debentures issued by Lincoln Capital Trust V, and the trust redeemed its Trust Preferred Securities.

The only assets of Lincoln National Capital VI are the junior subordinated debentures issued by us. Distributions are paid by Lincoln National Capital VI to the preferred security holders on a quarterly basis. The principal obligations of this trust are irrevocably guaranteed by us. Upon liquidation of this trust, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. We reserve the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) defer the interest payments due on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debenture.

Jefferson-Pilot Capital Trusts A and B issued redeemable preferred securities in private placement transactions in 1997, and the debt securities previously issued by Jefferson-Pilot were included within our Consolidated Balance Sheets at the time of the merger. As of December 31, 2006, the carrying value of these junior subordinated debentures was $208 million at an interest rate of 8.14% and $104 million at an interest rate of 8.285%. Interest is paid semi-annually. We have redeemed or will redeem these debentures in the first quarter of 2007. See Note 16 for more information.

We also have access to capital from a program established by one of the life insurance subsidiaries we acquired with the Jefferson-Pilot merger. The program enabled Jefferson-Pilot Life Funding Trust I, an unconsolidated affiliated trust, to sell $300 million of medium-term notes. Proceeds from the sale of the medium-term notes were used to purchase funding agreements issued by the life insurance subsidiary. The funding agreements were issued at a variable rate and provide for quarterly interest payments, indexed to the 3-month LIBOR plus 7 basis points, with principal due at maturity on June 2, 2008. Concurrent with this issuance, the subsidiary executed an interest rate swap for a notional amount equal to the proceeds of the funding agreements. The swap qualifies for cash flow hedge accounting treatment and converts the variable rate of the funding agreements to a fixed rate of 4.28%.

We have determined that the above trusts are variable interest entities as defined by FIN 46(R). We are not the primary beneficiary of these affiliated trusts and do not have a controlling financial interest. Accordingly, under FIN 46(R), the accounts of these entities are not included in our consolidated financial statements.

We paid cash of $195 million, $90 million and $93 million for interest related to our debt and junior subordinated debentures of affiliated subsidiary trusts for 2006, 2005 and 2004, respectively.

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, and trust preferred securities of our affiliated trusts. Our Board of Directors authorized us to issue up to $4 billion of such securities, and we have issued $2.1 billion pursuant to that authorization.

7. Insurance Benefit Reserves

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GMDB, GMWB and GIB features. The GMDB features include those where we contractually guarantee to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary.

The following table provides information on the GMDB features outstanding at December 31, 2006 and 2005. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive). The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(dollars in billions)	In Event of Death
	2006	2005
Return of Net Deposit
Account value	$38.3	$31.9
Net amount at risk	0.1	0.1
Average attained age of contractholders	54	53
Return of Net Deposits Plus a Minimum Return
Account value	$0.4	$0.3
Net amount at risk	—	—
Average attained age of contractholders	67	66
Guaranteed minimum return	5%	5%
Highest Specified Anniversary Account Value Minus Withdrawals Post Anniversary
Account value	$22.5	$18.8
Net amount at risk	0.2	0.4
Average attained age of contractholders	64	63

The determination of the GMDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.

The following summarizes the liabilities for GMDB:

(in millions)	GMDB
	2006	2005
Balance at January 1	$15	$18
Changes in reserves	14	9
Benefits paid	(6)	(12)

Balance at December 31	$23	$15

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included losses of $4 million and $3 million for GMDB in 2006 and 2005, respectively. We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GMDB contract subject to the hedging strategy. While we actively manage our hedge positions, these hedge positions may not be totally effective to offset changes in the reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

(in billions)	2006	2005
Asset Type
Domestic equity	$39.3	$32.2
International equity	5.9	4.2
Bonds	6.4	5.1

Total	51.6	41.5
Money market	5.6	4.0

Total	$57.2	$45.5

Percent of total variable annuity separate account values	87%	87%

8. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans—U.S. We maintain funded defined benefit pension plans for most of our U.S. employees and, prior to January 1, 1995, most full-time agents. Effective January 1, 2002, the employees’ pension plan was converted to a cash balance formula. Eligible employees retiring before 2012 will have their benefits calculated under both the old final average pay formula and the cash balance formula and will receive the greater of the two calculations. Employees retiring in 2012 or after will receive benefits under the cash balance formula. Benefits under the final average pay formula are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. Under the cash balance formula, employees have guaranteed account balances that earn annual benefit credits and interest credits each year. Annual benefit credits are based on years of service and base salary plus bonus. All benefits accruing under the defined benefit plan for agents were frozen as of December 31, 1994. The plans are funded by contributions to tax-exempt trusts. Our funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Effective January 1, 2005, we amended the employees’ pension plan to include 100% of eligible bonus amounts as compensation under the cash balance formula only.

As a result of our merger with Jefferson-Pilot, we maintain funded defined benefit pension plans for the former U.S. employees and agents of Jefferson-Pilot. Eligible retiring employees receive benefits based on years of service and final average earnings. The plans are funded through group annuity contracts with one of our life insurance subsidiaries, Jefferson-Pilot Life Insurance Company. The assets of the plans are those of the related contracts, and are primarily held in separate accounts of Jefferson-Pilot Life Insurance Company.

We sponsor three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents: supplemental retirement plans, a salary continuation plan, and supplemental executive retirement plans. As a result of our merger with Jefferson-Pilot, we also sponsor an unfunded, nonqualified, supplemental retirement plan for certain former employees of Jefferson-Pilot. The supplemental retirement plans provide defined benefit pension benefits in excess of limits imposed by Federal tax law.

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

The supplemental executive retirement plan provides defined pension benefits for certain executives who became our employees as a result of the acquisition of a block of individual life insurance and annuity business from CIGNA Corporation (“CIGNA”). Effective January 1, 2000, this plan was amended to freeze benefits payable under this plan and a second supplemental executive retirement plan was established for this same group of executives. The benefits payable to these executives under this plan will not be less than they would have been under their pre-acquisition plan. The benefit is based on an average compensation figure that is not less than the minimum three-year average compensation figure in effect for these executives as of December 31, 1999. Any benefits payable from this plan are reduced by benefits payable from our employees’ defined benefit pension plan.

We also sponsor unfunded plans that provide postretirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for us for 10 years and attained age 55 (60 for agents). Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Effective April 1, 2004, the employees’ postretirement plan was amended to provide that employees and agents not attaining age 50 by that date will not be eligible to receive life insurance benefits when they retire. This amendment to the plan resulted in the immediate recognition at the end of 2003 of a one-time curtailment gain of $2.4 million pre-tax. Life insurance benefits for retirees are noncontributory for employees and agents that attained the age of 50 by April 1, 2004, and meet the eligibility requirements at the time they retire; however, these participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents’ postretirement plan was amended to require agents retiring on or after that date to pay the full medical and dental premium costs. Beginning January 1, 2002, the employees’ postretirement plan was amended to require employees not yet age 50 with five years of service by the end of 2001 to pay the full medical and dental premium cost when they retire.

Pension Plan—Non-U.S. The employees of our primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary.

Obligations, Funded Status and Assumptions

Information with respect to our defined benefit plan asset activity and defined benefit plan obligations subsequent to the adoption of SFAS 158 is as follows:

(in millions)	U.S. Pension Benefits		Non-U.S. Pension Plan		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Change in plan assets:
Fair value of plan assets at beginning-of-year	$561	$555	$294	$225	$—	$—
Actual return on plan assets	99	35	16	30	1	—
Company contributions	5	18	1	77	14	10
Administrative expenses	—	(2)	—	—	—	—
Benefits paid	(52)	(45)	(13)	(10)	(14)	(10)
Medicare Part D Subsidy	—	—	—	—	1	—
Business combinations	404	—	—	—	26	—
Foreign exchange translation	—	—	41	(28)	—	—

Fair value of plan assets at end-of-year	$1,017	$561	$339	$294	$28	$—

Change in benefit obligation:
Benefit obligation at beginning-of-year	$612	$578	$315	$308	$110	$101
Service cost	32	19	2	1	3	2
Interest cost	53	34	16	15	8	6
Plan participants’ contributions	—	—	—	—	5	3
Curtailments	(1)	—	—	—	—	—
Special termination benefits	2	—	—	—	—	—
Actuarial losses (gains)	(23)	26	(3)	36	(11)	8
Benefits paid	(52)	(45)	(13)	(10)	(14)	(10)
Medicare Part D Subsidy	—	—	—	—	1	—
Business combinations	423	—	—	—	50	—
Foreign exchange translation	—	—	44	(35)	—	—

Benefit obligation at end-of-year	$1,046	$612	$361	$315	$152	$110

Funded status of the plans	$(29)	$(51)	$(22)	$(21)	$(124)	$(110)
Unrecognized net actuarial losses		106		87		10
Unrecognized prior negative service cost		(9)		—		—

Prepaid (accrued) benefit cost		46		66		(100)
Other assets	85	—	—	—	—	—
Other liabilities	(114)	—	(22)	—	(124)	—

Amounts recognized in the Consolidated Balance Sheets	$(29)	$46	$(22)	$66	$(124)	$(100)

Amounts recognized in accumulated other comprehensive income (net of tax):
Net loss (gain)	30		60		(2)
Prior service credit	(4)		—		—

Total	$26		$60		$(2)

Weighted-average assumptions as of December 31:
Weighted-average discount rate	5.94%	5.75%	5.10%	4.90%	5.87%	5.75%
Expected return on plan assets	8.00%	8.25%	5.90%	5.60%	—	—
Rate of increase in compensation:
Salary continuation plan	4.00%	4.00%	—	—	—	—
All other plans	4.03%	4.00%	4.10%	3.80%	4.00%	4.00%

We use December 31 as the measurement date for our pension and postretirement plans.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target plan allocations. We reevaluate this assumption at an interim date each plan year. For 2007, our expected return on plan assets for the U.S. pension plan will be 8%. The calculation of the accumulated post-retirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 12% for 2006. It further assumes the rate will gradually decrease to 5% by 2017 and remain at that level in future periods. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point increase and decrease in assumed health care cost trend rates would have an immaterial effect on accumulated postretirement benefit obligation and total service and interest cost components.

As discussed in Note 2, we applied the recognition provisions of SFAS 158 as of December 31, 2006. The incremental effect of applying SFAS 158 on our Consolidated Balance Sheets at December 31, 2006, is as follows:

(in millions)	Before Application of SFAS 158	Reversal of Minimum Pension Liability	SFAS 158 Adjustments	After Application of SFAS 158
Other assets	$2,760	$(4)	$14	$2,770
Total assets	178,484	(4)	14	178,494
Other liabilities	4,938	(64)	98	4,972
Total liabilities	166,259	(64)	98	166,293
Minimum pension liability adjustment	(60)	60	—	—
Accumulated other comprehensive income	637	60	(84)	613
Total stockholders’ equity	12,225	60	(84)	12,201

Information for our pension plans with accumulated benefit obligations in excess of plan assets is as follows:

(in millions)	2006	2005
U.S. Plan
Accumulated benefit obligation	$104	$74
Projected benefit obligation	114	77
Fair value of plan assets(1)	—	—

Non-U.S. Plan
Accumulated benefit obligation	$358	$313
Projected benefit obligation	361	315
Fair value of plan assets	339	294

(1)	The U.S. plan is unfunded.

Components of Net Periodic Benefit Cost

The components of net defined benefit pension plan and postretirement benefit plan expense are as follows:

(in millions)	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
U.S. Plans
Service cost	$33	$19	$18	$3	$2	$2
Interest cost	53	34	33	8	6	6
Expected return on plan assets	(67)	(44)	(41)	(1)	—	—
Amortization of prior service cost	(2)	(1)	(2)	—	—	—
Recognized net actuarial (gains) losses	4	2	1	1	1	(1)
Recognized actuarial loss due to curtailments	1	—	—	—	—	—
Recognized actuarial loss due to special termination benefits	2	—	—	—	—	—

Net periodic benefit expense	$24	$10	$9	$11	$9	$7

Non-U.S. Plans
Service cost	$2	$1	$1
Interest cost	16	15	15
Expected return on plan assets	(17)	(13)	(12)
Amortization of prior service cost	—	1	1
Recognized net actuarial losses	4	3	3

Net periodic benefit expense	$5	$7	$8

Over the next fiscal year, the estimated amount of amortization from accumulated other comprehensive income into net periodic benefit cost related to net actuarial losses and prior service credits is $5 million and $1 million, respectively. We do not anticipate amortizing any of the net actuarial gain from accumulated other comprehensive income into net periodic benefit cost for our other postretirement benefit plan.

We maintain a defined contribution plan for our U.S. insurance agents. Contributions to this plan are based on a percentage of the agents’ annual compensation as defined in the plan. Effective January 1, 1998, we assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees.

Contributions to this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Contributions to this plan are in lieu of any contributions to the qualified agent defined contribution plan. Effective January 1, 2000, this plan was expanded to include certain highly compensated LNC agents. The combined pre-tax expenses for these plans were $3 million in each of the three years ended December 31, 2006, 2005 and 2004. These expenses reflect both our contribution as well as changes in the measurement of our liabilities under these plans.

Plan Assets

Our U.S. pension plan asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Asset Category	2006	2005
U.S. Plans:
Equity securities	66%	64%
Fixed income securities	32%	34%
Real estate	0%	1%
Cash and cash equivalents	2%	1%

Total	100%	100%

Non-U.S. Plans:
Equity securities	34%	30%
Fixed income securities	64%	67%
Cash and cash equivalents	2%	3%

Total	100%	100%

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

Plan Cash Flows

We do not expect to contribute to our qualified U.S. defined benefit pension plan in 2007. The Plans expect to fund approximately the following amounts for benefit payments for our unfunded non-qualified U.S. defined benefit plan, U.S. post-retirement benefit plan and non-U.S. defined benefit pension plan:

	Pension Plans		U.S. Post Retirement Plans
(in millions)	Qualified U.S. Defined Benefit Pension Plan	Non-Qualified U.S. Defined Benefit Pension Plans	Reflecting Medicare Part D Subsidy	Medicare Part D Subsidy	Not Reflecting Medicare Part D Subsidy
2007	$51	$6	$9	$(2)	$11
2008	53	6	9	(2)	11
2009	57	6	10	(2)	11
2010	59	7	10	(2)	12
2011	63	8	10	(2)	12
Thereafter	370	54	55	(11)	66

(in millions)	Qualified non-U.S. Defined Benefit Pension Plan
2007	$14
2008	15
2009	15
2010	16
2011	17
Thereafter	92

401(k), Money Purchase and Profit Sharing Plans.

We sponsor contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and defined contribution money purchase plans for eligible employees of Delaware Management Holdings, Inc. (“Delaware”) and eligible agents of the former Jefferson-Pilot. Our contribution to the 401(k) plans, excluding the former Jefferson-Pilot agents, is equal to 50% of each participant’s pre-tax contribution, not to exceed 6% of eligible compensation, and is invested as directed by the participant. As of April 3, 2006, our contributions to the employees’ 401(k) plan on behalf of the former Jefferson-Pilot employees were the same as the contribution provided to eligible Lincoln participants. Our contributions to the agents’ 401(k) Plan on behalf of the former Jefferson-Pilot agents is equal to 10% of each participant’s pre-tax contribution, not to exceed 6% of eligible compensation. An additional discretionary contribution of up to 100% may be made with respect to a participant’s pre-tax contribution (again up to 6% of base pay plus cash bonus). The amount of discretionary contribution varies according to whether we have met certain performance-based criteria as determined by the Compensation Committee of our Board of Directors.

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

The Jefferson-Pilot Life Insurance Company Agents’ Retirement Plan is a money purchase plan for eligible agents that provides for an employer contribution equal to 5% of a participant’s eligible compensation.

Expense for the 401(k) and profit sharing plans amounted to $45 million, $39 million and $39 million in 2006, 2005 and 2004, respectively.

Deferred Compensation Plans

We sponsor deferred compensation plans for certain U.S. employees and agents. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plans. Plan participants may select from a menu of “phantom” investment options (identical to those offered under our qualified savings plans) used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals. The amount of our contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans amounted to $21 million, $17 million and $14 million in 2006, 2005 and 2004, respectively. These expenses reflect both our employer matching contributions of $11 million, $7 million and $7 million, respectively, as well as increases in the measurement of our liabilities net of the total return swap, described in Note 9, under these plans of $10 million, $9 million and $7 million for 2006, 2005 and 2004, respectively.

The terms of the deferred compensation plans provide that plan participants who select our stock as the measure for their investment return will receive shares of our stock in settlement of this portion of their accounts at the time of distribution. In addition, participants are precluded from diversifying any portion of their deferred compensation plan account that has been credited to the stock unit fund. Consequently, changes in value of our stock do not affect the expenses associated with this portion of the deferred compensation plans.

In 2004, we established a deferred compensation plan for non-employee directors. The plan allows directors to defer a portion of their annual retainers into the plan and, in addition, we credit deferred stock units annually. The menu of “phantom” investment options is identical to those offered to the employees and agents. The liability associated with this plan was $9 million and $8 million at December 31, 2006 and 2005, respectively. Amounts previously recorded as liabilities of $2 million were reclassified to equity in 2005 for the deferred compensation payable in LNC stock.

We also sponsor a deferred compensation plan for certain eligible agents. Plan participants receive contributions based on their earnings. Plan participants may select from a menu of “phantom” investment options used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant.

As a result of our merger with Jefferson-Pilot, we also sponsor a deferred compensation plan for former agents of Jefferson-Pilot. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plan. Plan participants may select from a menu of “phantom” investment options used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of the plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. We do not make matching contributions to this plan, and our stock is not an investment option of the plan.

We also sponsor a deferred compensation plan for certain former agents of Jefferson-Pilot that participate in the Jefferson-Pilot Life Insurance Company Agents’ Retirement Plan. The Plan provides for company contributions equal to 5% of eligible compensation for earnings in excess of the limits imposed by the Federal government.

The total liabilities associated with the employee and agent plans were $359 million (of which $133 million is funded by an investment on our Consolidated Balance Sheets) and $192 million at December 31, 2006 and 2005, respectively.

9. Stock-Based Incentive Compensation Plans

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

Total pre-tax compensation expense (income) for all of our stock-based incentive compensation plans is as follows:

(in millions)	2006	2005	2004
Stock options	$14	$3	$2
Shares	25	25	20
Cash awards	4	4	3
DIUS stock options	10	16	13
SARs	(1)	2	4
Restricted stock	4	1	—

Total	$56	$51	$42

Recognized tax benefit	$20	$18	$15

Outstanding options to acquire Jefferson-Pilot common stock that existed immediately prior to the date of the merger remain subject to the same terms and conditions that existed, except that each of these stock options is now or will be exercisable for LNC common stock equal to the number of shares of Jefferson-Pilot common stock subject to such option multiplied by 1.0906 (rounded down to the nearest whole share), with the exercise price determined by dividing the exercise price of the Jefferson-Pilot options by 1.0906 (rounded up to the sixth decimal place). Grants of Jefferson-Pilot stock options in February 2006 will generally continue to vest in one-third annual increments. All employee and director stock options outstanding as of December 31, 2005, vested and became exercisable upon closing the merger. Jefferson-Pilot stock options held by its non-employee agents did not become fully vested and exercisable in connection with the merger, but will vest in accordance with the applicable option agreement.

In the second quarter of 2006, a performance period from 2006-2008 was approved by the Compensation Committee. Participants in this performance period received one-half of their award in 10-year LNC stock options, with the remainder of the award in a combination of performance shares and cash. Stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. Depending on the performance, the actual amount of performance units could range from zero to 200% of the granted amount.

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

The amount of stock option expense for the performance vesting awards is included in the total of our stock option expense as discussed below. All expense calculations for performance vesting stock options, shares, and cash awards that were granted in 2006, 2005 and 2004 have been based upon the fair value at date of grant and an estimate of performance achievement over the three-year performance measurement periods. The estimated cost for each award cycle is expensed over the performance period. As the three-year performance periods progress, we refine our estimate of the expense associated with these awards so that by the end of the three-year performance period, our cumulative expense will reflect the actual level of awards that vest.

Stock options awarded under the stock option incentive plans in effect prior to 2003 were granted with an exercise price equal to the market value of our stock at the grant date and, unless cancelled earlier due to certain terminations of employment, expire 10 years from the date of grant. Such options are generally transferable only upon death unless otherwise permitted by the Compensation Committee of our Board of Directors. Options become exercisable in 25% increments over the four-year period following the option grant anniversary date. A “reload option” feature was added on May 14, 1997, but has not been included in options granted after 2002. In most cases, persons exercising an option after that date using shares of stock have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options are granted for the remaining term of the related original option and have an exercise price equal to the market value of our stock at the date of the reload award and contain a reload feature. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25%, or if the reload option expires within 2 years, in which case the options become exercisable one month prior to expiration without restriction.

The option price assumptions used for our stock option incentive plans were as follows:

	2006	2005	2004
Dividend yield	2.7%	3.1%	2.9%
Expected volatility	23.1%	26.5%	29.5%
Risk-free interest rate	4.3%-5.0%	3.6%-4.5%	2.1%-3.5%
Expected life (in years)	4.2	4.1	3.4
Weighted-average fair value per option granted	$11.02	$9.25	$8.68

The fair value of stock option is determined using a Black-Scholes options valuation methodology. Expected volatility is measured based on the historical volatility of the LNC stock price for the previous three-year period. The expected term of the options granted represents the weighted-average period of time from the grant date to the exercise date, weighted for the number of shares exercised for an option grant relative to the number of options exercised over the previous three-year period.

As of December 31, 2006, there was $23 million of unrecognized compensation cost related to non-vested awards under these plans. The cost is expected to be recognized over a weighted-average period of 1.7 years. Information with respect to our incentive plans involving stock options with performance conditions is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	988,787	$43.01
Jefferson-Pilot agent options converted to LNC	573,144	46.97
Exercised (includes shares tendered)	(214,834)	30.19
Forfeited or expired	(24,929)	46.66

Outstanding at December 31, 2006	1,322,168	$46.74	5.70	$26

Vested or expected to vest at December 31, 2006 (1)	1,301,227	$46.74	5.66	$26

Exercisable at December 31, 2006	342,027	$43.73	2.54	$8

(1)	Includes estimated forfeitures.

The total fair value of options vested during 2006, 2005 and 2004 was $5 million, $3 million and $2 million, respectively. The total intrinsic value of options exercised during 2006 was $6 million. There were no options with performance conditions exercised during 2005 and 2004, as no performance period had been completed.

Information with respect to our incentive plans involving stock options with service conditions is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	7,928,931	$44.58
Granted-original	873,966	56.81
Granted-reloads	116,917	59.11
Jefferson-Pilot options converted to LNC	10,300,392	41.82
Exercised (includes shares tendered)	(5,822,560)	41.18
Forfeited or expired	(182,672)	49.66

Outstanding at December 31, 2006	13,214,974	$44.79	5.00	$286

Vested or expected to vest at December 31, 2006 (1)	13,041,381	$44.66	4.95	$284

Exercisable at December 31, 2006	11,241,768	$43.08	4.34	$262

(1)	Includes estimated forfeitures.

The total fair value of options vested during 2006, 2005 and 2004 was $9 million, $6 million and $15 million, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $104 million, $36 million and $50 million, respectively.

Information with respect to our performance shares at December 31, 2006, is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	1,577,278	$37.65
Granted	179,367	56.30
Vested (1)	(641,736)	25.88
Forfeited	(132,715)	47.20

Nonvested at December 31, 2006	982,194	47.45

(1)	Shares vested at December 31, 2005, but were not issued until the second quarter of 2006.

Delaware Stock Option Incentive Plan

The option price assumptions used for the DIUS stock option incentive plans were as follows:

	DIUS
	2006	2005	2004
Dividend yield	1.3%	2.6%	2.5%
Expected volatility	35.9%	45.0%	45.0%
Risk-free interest rate	4.7%-4.8%	3.9%	3.2%-3.9%
Expected life (in years)	4.1	4.6	4.6
Weighted-average fair value per option granted	$58.60	$48.84	$42.76

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

At December 31, 2006, DIUS had 10,036,543 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

Options	Shares	Weighted- Average Exercise Price (2)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	1,469,194	147.06
Granted - original (3)	68,000	191.11
Exercised (includes shares tendered)	(123,916)	135.30
Forfeited or expired	(187,982)	145.16

Outstanding at December 31, 2006	1,225,296	$150.99	7.0	$58

Vested or expected to vest at December 31, 2006 (1)	1,187,905	$150.96	6.9	$57

Exercisable at December 31, 2006	675,472	$143.23	6.1	$37

(1)	Includes estimated forfeitures.
(2)

The exercise prices reflect the adjustments indicated in the table below from an amendment to the DIUS stock option incentive plan in 2006 as a result of business changes primarily related to the merger with Jefferson-Pilot.

Option Award Date	Increase to Option Exercise Price
9/10/2001	$18.88
3/14/2002	18.86
3/13/2003	18.45
5/13/2004	17.84
11/23/2004	17.78
4/12/2005	17.98
1/12/2006	17.43

(3)

Granted-original for 2006 does not include a grant of 334,500 options approved on November 8, 2006, because the grant’s exercise price will be determined based on the December 31, 2006, valuation price.

The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $6 million, $3 million and $2 million, respectively. Unrecognized compensation expense related to nonvested awards, including an estimate of the November 8, 2006, award based on a Black-Scholes share value calculated using the June 30, 2006, valuation, under this plan was $35 million as of December 31, 2006. The cost is expected to be recognized over a weighted-average period of 3.1 years. The amount of cash received and the tax benefit realized from stock option exercises under this plan during the twelve months ended December 31, 2006, was $15 million and $2 million respectively, compared to $14 million and $1 million for the twelve months ended December 31, 2005, and $5 million and $1 million for the twelve months ended December 31, 2004.

The value of DIUS shares is determined using a market transaction approach based on profit margin, assets under management and revenues. The valuation is performed by a third-party appraiser at least semi-annually and reviewed by the Compensation Committee. The last valuation was performed as of June 30, 2006, with a value of $198.59 per share. The value of outstanding shares exercised under this plan and the intrinsic value of vested and partially vested options totaled $51 million at December 31, 2006, and is included in other liabilities on the Consolidated Balance Sheets.

Stock Appreciation Rights

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

We recognize compensation expense for SARs based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for 2006, 2005 and 2004 was $10 million, $3 million and $2 million, respectively. The SARs liability at December 31, 2006 and December 31, 2005 was $11 million and $8 million, respectively. As of December 31, 2006, there was $6 million of unrecognized compensation cost related to nonvested awards under this plan excluding the effect of call options. The cost is expected to be recognized over a weighted-average period of 3.42 years.

The option price assumptions used for our SAR plan were as follows:

	2006	2005	2004
Dividend yield	2.8%	3.3%	3.0%
Expected volatility	23.0%	24.0%	25.0%
Risk-free interest rate	5.1%-5.4%	4.5%-4.9%	2.5%-3.9%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$11.06	$9.06	$8.98

Expected volatility is measured based on the historical volatility of the LNC stock price. The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SAR plan is as follows:

SARs	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	1,098,126	$44.24
Granted-original	182,550	54.91
Exercised (includes shares tendered)	(485,482)	44.17
Forfeited or expired	(57,015)	46.83

Outstanding at December 31, 2006	738,179	$46.69	2.38	$15

Vested or expected to vest at December 31, 2006 (1)	728,829	$46.64	2.37	$14

Exercisable at December 31, 2006	273,990	$45.83	1.12	$6

(1)	Includes estimated forfeitures.

The payment for SARs exercised during 2006, 2005 and 2004 was $6 million, $5 million and $6 million, respectively.

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (non-vested stock) under the incentive compensation plan, generally subject to a three-year vesting period. Information with respect to our restricted stock at December 31, 2006 is as follows:

	Shares	Weighted-Average Grant-Date Fair Market Value
Nonvested at December 31, 2005	177,598	$43.01
Granted	221,733	58.05
Vested	(70,946)	40.36

Nonvested at December 31, 2006	328,385	$53.82

As of December 31, 2006, there was $12 million of unrecognized compensation cost related to nonvested awards under this plan. The cost is expected to be recognized over a weighted-average period of 1.98 years.

10. Restrictions, Commitments and Contingencies

Regulatory and Litigation Matters

There continues to be a significant amount of Federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, National Association of Securities Dealers (“NASD”), and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to, and in some cases have settled, certain of these inquiries and potential proceedings. We continue to cooperate fully with such authorities.

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. Our management continues to monitor compliance procedures to minimize any potential liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however, it is management’s opinion that future developments will not materially affect our consolidated financial position.

In the ordinary course of its business, LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings, after consideration of any reserves and rights to indemnification, ultimately will be resolved without materially affecting the consolidated financial position of LNC. However, given the large and indeterminate amounts sought in certain of these proceedings and the inherent difficulty in predicting the outcome of such legal proceedings, including the proceeding described below, it is possible that an adverse outcome in certain matters could be material to our operating results for any particular reporting period.

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005. The plaintiffs are seeking substantial compensatory and punitive damages. The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment, and conspiracy. We and the individual defendants dispute the allegations and intend to defend these actions vigorously.

Statutory Information and Restrictions

The Company’s domestic life insurance subsidiaries prepare financial statements on the basis of statutory accounting principles (“SAP”) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed.

The state of Indiana has adopted certain prescribed accounting practices that differ from those found in NAIC statutory accounting practices and affect the reported statutory surplus for The Lincoln National Life Insurance Company (“LNL”). LNL utilizes the Indiana universal life method to calculate reserves for universal life policies, which increased statutory surplus by $227 million and $210 million at December 31, 2006 and 2005, respectively. LNL also uses a permitted valuation interest rate on certain annuities, which decreased statutory surplus by $14 million and $15 million at December 31, 2006 and 2005, respectively.

Net income as determined in accordance with statutory accounting practices for our domestic insurance subsidiaries was $382 million, $544 million and $310 million for 2006, 2005 and 2004, respectively. Statutory surplus as determined in accordance with statutory accounting practices for our domestic insurance subsidiaries was $4.9 billion and $3.2 billion at December 31, 2006 and 2005, respectively.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. For example, under Indiana laws and regulations, our Indiana insurance subsidiaries, including one of our major insurance subsidiaries, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Our other major insurance subsidiaries, Jefferson-Pilot Life Insurance Company, Jefferson Pilot Financial Insurance Company, and Jefferson Pilot LifeAmerica Insurance Company are domiciled in North Carolina, Nebraska and New Jersey, respectively, and are subject to similar, but not identical, restrictions.

Our domestic insurance subsidiaries paid dividends of $569 million and $200 million to the ultimate parent during 2006 and 2005, respectively, which did not require prior approval of the Commissioners. Based upon anticipated on-going positive statutory earnings and favorable credit markets, we expect our domestic insurance subsidiaries could pay dividends of approximately $666 million in 2007 without prior approval from the respective Commissioners.

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

The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners. If New York requires us to maintain a higher level of capital to remain an accredited reinsurer in New York, LNL’s ability to pay dividends to us could be constrained. However, we do not expect that LNL’s ability to pay dividends during 2007 will be constrained as a result of our status in New York.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to us. During 2006, Lincoln UK paid dividends of $85 million to LNC.

Reinsurance Contingencies

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. Swiss Re Life & Health America, Inc. (“Swiss Re”) represents our largest reinsurance exposure. In 2001, Swiss Re acquired our reinsurance operation and personal accident business through indemnity reinsurance transactions. We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as deferred gain in the liability section of our Consolidated Balance Sheets in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. During 2006, 2005 and 2004 we amortized $50 million, after-tax ($76 million pre-tax), $50 million, after-tax ($77 million pre-tax) and $57 million, after-tax ($88 million, pre-tax) respectively, of deferred gain on the sale of the reinsurance operation. In the third quarter of 2004, we adjusted the deferred gain up by $77 million. As a result, the amortization of the deferred gain in 2004 included an adjustment upward of $9 million after-tax.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our balance sheets at December 31, 2006, may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under SFAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. We would transfer no cash to Swiss Re as a result of these developments.

Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at December 31, 2006. Swiss Re has funded a trust, with a balance of $1.9 billion at December 31, 2006, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives at December 31, 2006, included $2.1 billion and $0.2 billion, respectively, related to the business reinsured by Swiss Re.

United Kingdom Selling Practices

Various selling practices of the Lincoln UK operation have come under scrutiny by the U.K. regulators. These include the sale and administration of mortgage endowment products.

During 2005, there was aggressive marketing by companies seeking to pursue claims on behalf of individual policyholders prior to the expiration of time limits for making complaint. Based upon our evaluation of this trend in 2005, we increased the reserve for selling practice matters by $11 million pre-tax ($7 million after-tax).

In July 2006, we negotiated a memorandum of understanding with certain of our liability carriers, from whom we received a reimbursement during the third quarter of 2006 of $26 million for certain losses incurred in connection with certain United Kingdom selling practices. The reimbursement was included in net income for the third quarter in Other Operations. We continue to pursue claims with other liability carriers, and we cannot reasonably predict either the timing or the amount of any future reimbursements.

At December 31, 2006 and 2005, the aggregate liability associated with Lincoln UK selling practices was $7 million and $13 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with U.K. selling practice matters. Any changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially affect our consolidated financial position.

Media Commitments

Lincoln Financial Media has commitments to purchase future sports programming rights, and for employment contracts, leases and syndicated television programming of approximately $285 million through 2011 and $16 million thereafter. We have offset the purchase of these programming rights by receiving commitments from other entities to purchase a portion of our sports programming rights of approximately $206 million through 2011, as well as by entering into advertising contracts with customers for the airing of commercials. These commitments are not reflected as an asset or liability in our Consolidated Balance Sheets because the programs are not currently available for use.

Leases

Certain of our subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each. The agreements also provide us with the right of first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements. We also have the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods. In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019. We retain our right and option to exercise the remaining four extended terms of 5 years each in accordance with the lease agreement.

Total rental expense on operating leases in 2006, 2005 and 2004 was $66 million, $65 million and $66 million, respectively. Future minimum rental commitments are as follows (in millions):

2007-	$62	2008-	$55	2009 -	$40
2010-	$26	2011-	$21	Thereafter-	$60

Information Technology Commitment

In February 1998, we signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. In February 2004, we completed renegotiations and extended the contract through February 2010. Annual costs are dependent on usage but are expected to range from $45 million to $50 million.

Lincoln UK Outsourcing Agreement

Lincoln UK agreed to outsource its customer and policy administration functions to the Capita Group Plc (“Capita”) on August 1, 2002. The contract was originally for a term of 10 years. During 2003, this agreement was converted to an evergreen contract. The annual cost is based on a per-policy charge plus an amount for other services provided. The total costs over the next 10 years of the contract are estimated to be $310 million and annual costs over the next five years are estimated to decline from $37 million to $34 million. The amounts quoted are estimates, as the actual cost will depend on the number of policies in force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation and in July 2005 issued a consultation paper outlining their intention to amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita. In December 2005, U.K. authorities postponed their decision to implement legislation until after the European Commission has completed its review of the VAT treatment of insurance and financial services. It is uncertain when this review will be completed and what the outcome will be. Future changes in the application of VAT to Lincoln UK’s outsourcing arrangement with Capita could impact the segment’s results, although we believe that any future change would not materially affect our consolidated financial position.

In return for agreeing to outsource its customer and policy administration functions to Capita, the agreement with Capita included payments that we could receive upon the achievement of certain contingencies. In 2004, we exercised our put options and recognized a gain of $10 million pre-tax ($7 million after-tax), in respect of the future contingent payments under this arrangement. In 2005, we reached an agreement to settle in full the residual contingent payments under this arrangement, resulting in a gain of $14 million pre-tax ($9 million after-tax).

Football Stadium Naming Rights Commitment

In 2002, we entered into an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, we agreed to pay $140 million over a 20-year period through annual payments to the Eagles, which average approximately $7 million per year. The total amount includes a maximum annual increase related to the Consumer Price Index (“CPI”). This future commitment has not been recorded as a liability in our balance sheets as it is being accounted for in a manner consistent with the accounting for operating leases under SFAS No. 13, “Accounting for Leases.”

Insurance Ceded and Assumed

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit its liabilities.

As a result of the Jefferson-Pilot merger, we currently have two reinsurance programs – one for LNL and its insurance subsidiaries, Lincoln Life & Annuity Company of New York and First Penn-Pacific Life Insurance Company (the “LNL program”), and one for the Jefferson-Pilot insurance companies (the “JP program”). Under the LNL program, we reinsure approximately 85% to 90% of the mortality risk on newly issued non-term life insurance contracts and approximately 45% to 50% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance is $1 million and $2 million, respectively. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At December 31, 2006, the reserves associated with these reinsurance arrangements totaled $1.8 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see Note 6). Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

The insurance subsidiaries participating in the JP program are Jefferson Pilot Financial Insurance Company, Jefferson Pilot LifeAmerica Insurance Company and Jefferson-Pilot Life Insurance Company. For the JP program, our policy is to reinsure risks in excess of retention, which ranges from less than $1 million to $2 million, depending on the retention limit set for various individual life and annuity products, on a single insured life. We also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten.

Certain of our insurance companies assume insurance from other companies. At December 31, 2006, our insurance companies provided $43 million of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, our insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted. Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity reinsurance transactions. Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations. Because we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our balance sheets with a corresponding reinsurance receivable from Swiss Re.

Letters of Credit

We maintain two credit facilities to issue standby letters of credit on behalf of our subsidiaries and for the benefit of third parties: a $1.6 billion five-year credit facility entered into during March of 2006 and maturing in March of 2011; and a $1.0 billion five-year credit facility entered into during February of 2006 and maturing in February of 2011. These LOCs support our reinsurance needs and specific treaties associated with our reinsurance business acquired by Swiss Re in 2001. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business. The LOC allows the cedents to take credit for reinsured reserves on their statutory balance sheets. At December 31, 2006, there was a total of $1.2 billion in outstanding LOCs.

LNL is actively exploring strategies to lessen the burden of increased AXXX statutory reserves associated with its universal life lapse protection rider (“LPR”) product. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, this business is reinsured with a non-U.S. domiciled subsidiary. At December 31, 2006, approximately $975 million of the outstanding LOCs under the bank agreements were supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR product.

Vulnerability from Concentrations

At December 31, 2006, we did not have a material concentration of financial instruments in a single investee or industry. Our investments in mortgage loans principally involve commercial real estate. At December 31, 2006, 27% of such mortgages, or $2 billion, involved properties located in California and Texas. Such investments consist of first mortgage liens on completed income-producing properties, and the mortgage outstanding on any individual property does not exceed $60 million. Also at December 31, 2006, we did not have a concentration of: 1) business transactions with a particular customer or lender; 2) sources of supply of labor or services used in the business or; 3) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity product offered in our Individual Markets Annuities segment is significant to this segment. The American Legacy Variable Annuity product accounted for 49%, 48% and 45% of Individual Markets Annuities deposits in 2006, 2005 and 2004, respectively and represented approximately 67% of our total Individual Markets Annuities variable annuity product account values at December 31, 2006, 2005 and 2004. In addition, fund choices for certain of our other variable annuity products offered in our Individual Markets Individual Annuity segment include American Fund Insurance Seriessm (“AFIS”) funds. For the Individual Markets Individual Annuity segment, AFIS funds accounted for 60%, 57% and 56% of variable annuity product deposits in 2006, 2005 and 2004 respectively and represented 57%, 52% and 51% of the segment’s total variable annuity product account values at December 31, 2006, 2005 and 2004, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments net of estimated future premium tax deductions.

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of $3 million and $4 million at December 31, 2006 and 2005, respectively, whose contractual amounts represent credit exposure. Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

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

Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures and interest rate caps. Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on our stock, call options on the S&P 500® index, total return swaps, put options and equity futures are used as part of our equity market risk management strategy. We also use credit default swaps as part of our credit risk management strategy.

As a result of our acquisition of Jefferson-Pilot, we now distribute indexed annuity contracts. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase S&P 500® index call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited to policyholders’ within insurance benefits. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included in interest credited. The notional amounts of policyholder fund balances allocated to the equity-index options were $2.4 billion at December 31, 2006.

By using derivative instruments, we are exposed to credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls and we are required to make a payment). When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is negative, this generally indicates we owe the counterparty and therefore we have no credit risk, but have been affected by market risk. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty, and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits. We also maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or the Company.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

			Assets (Liabilities)
	Notional or Contract Amounts		Carrying Value/ Fair Value
(in millions)	2006	2005	2006	2005
Interest rate derivative instruments:
Interest rate cap agreements	$5,950	$5,450	$2	$5
Interest rate futures	2,897	1,578	—	—
Interest rate swap agreements	1,288	735	8	11
Treasury lock agreements	—	200	—	—

Total interest rate derivative instruments	10,135	7,963	10	16

Foreign currency derivative instruments:
Foreign currency swaps	86	58	(7)	(5)

Credit derivative instruments:
Credit default swaps	20	20	—	—

Equity indexed derivative instruments:
Equity futures	204	253	—	—
Total return swaps	110	101	—	—
Put options	2,200	1,375	171	131
Call options (based on SPX index)	2,356	—	185	—
Call options (based on LNC stock)	1	1	22	17

Total equity indexed derivative instruments	4,871	1,730	378	148
Embedded derivatives per SFAS No. 133	—	—	(142)	(282)

Total derivative instruments*	$15,112	$9,771	$239	$(123)

*	Total derivative instruments for 2006 were composed of an asset of $415 million recorded in derivative investments, a $52 million contra-liability recorded in insurance policy and claim reserves and a liability of $228 million recorded in reinsurance related derivative liability on our Consolidated Balance Sheets. Total derivative instruments for 2005 were composed of an asset of $175 million recorded in derivative investments, a $6 million liability recorded in insurance policy and claim reserves and a liability of $292 million recorded in reinsurance related derivative liability on our Consolidated Balance Sheets.

A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

(in millions)	Interest Rate Cap Agreements		Interest Rate Swap Agreements		Treasury Lock Agreements
	2006	2005	2006	2005	2006	2005
Balance at beginning-of-year	$5,450	$4,000	$735	$718	$200	$—
New contracts	750	1,450	1,838	37	—	200
Terminations and maturities	(250)	—	(1,285)	(20)	(200)	—

Balance at end-of-year	$5,950	$5,450	$1,288	$735	$—	$200

(in millions)	Foreign Exchange Forward Contracts		Foreign Currency Swap Agreements		Credit Default Swaps
	2006	2005	2006	2005	2006	2005
Balance at beginning-of-year	$—	$—	$58	$42	$20	$13
New contracts	85	44	30	30	10	20
Terminations and maturities	(85)	(44)	(2)	(14)	(10)	(13)

Balance at end-of-year	$—	$—	$86	$58	$20	$20

(in millions)	Total Return Swaps		Put Options		Call Options (Based on SPX Index)		Call Options (Based on LNC Stock)
	2006	2005	2006	2005	2006	2005	2006	2005
Balance at beginning-of-year	$101	$90	$1,375	$400	$—	$—	$1	$1
New contracts	9	11	975	975	3,376	—	—	—
Terminations and maturities	—	—	(150)	—	(1,020)	—	—	—

Balance at end-of-year	$110	$101	$2,200	$1,375	$2,356	$—	$1	$1

(in millions)	Interest Rate Futures		Equity Futures
	2006	2005	2006	2005
Balance at beginning-of-year	$1,578	$255	$253	$99
Net change in futures contracts	1,319	1,323	(49)	154

Balance at end-of-year	$2,897	$1,578	$204	$253

Accounting for Derivative Instruments and Hedging Activities

As of December 31, 2006 and 2005, we had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges. We also had derivative instruments that were not designated as hedging instruments. See Note 1 for a detailed discussion of the accounting treatment for derivative instruments. For 2006, we recognized a net gain after-DAC and after-tax of $2 million, and in 2005 and 2004, we recognized net losses after-DAC and after-tax of $1 million and $7 million, respectively, in net income as a component of realized investment gains and losses. These losses relate to the ineffective portion of cash flow hedges, the change in market value for derivative instruments not designated as hedging instruments, and the loss on swap terminations. For 2006 we recognized gains after-DAC and after-tax of $32 million and in 2005 we recognized losses after-DAC and after-tax of $7 million, respectively, in OCI related to the change in market value on derivative instruments that are designated and qualify as cash flow hedges.

Derivative Instruments Designated in Cash Flow Hedges

Interest Rate Swap Agreements. We use interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in net investment income. Gains (losses) on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued. The open positions at December 31, 2006, expire in 2007 through 2026.

We also use interest rate swap agreements to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains (losses) resulting from the swap agreements are recorded in OCI. The gains (losses) are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. As of December 31, 2006, there were no interest rate swaps hedging forecasted asset purchases.

Foreign Currency Swaps. We use foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains (losses) on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued. The foreign currency swaps expire in 2014 through 2016.

Call Options on LNC Stock. We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock. Upon option expiration, the payment, if any, is the increase in our stock price over the strike price of the option applied to the number of contracts. Call options hedging vested SARs are not eligible for hedge accounting and both are marked to market through net income. Call options hedging nonvested SARs are eligible for hedge accounting and are accounted for as cash flow hedges of the forecasted vesting of the SAR liabilities. To the extent that the cash flow hedges are effective, changes in the fair value of the call options are recorded in accumulated OCI. Amounts recorded in OCI are reclassified to net income upon vesting of SARs. Our call option positions will be maintained until such time the SARs are either exercised or expire and our SAR liabilities are extinguished. The SARs expire five years from the date of grant.

Treasury Lock. In 2005, we entered into a treasury lock to hedge the issuance of debt to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. The receipt (payment) from the termination of a treasury lock is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related senior debt. As of December 31, 2006, we had no outstanding open treasury locks.

Forward-Starting Interest Rate Swaps. In 2006, we entered into a series of forward-starting interest rate swaps to hedge the issuance of debt to finance the merger with Jefferson-Pilot. We were required to pay the counterparty(s) a predetermined fixed stream of payments in exchange for a floating rate stream from the counterparty. By doing so, we were able to hedge the exposure to fluctuations in interest rates prior to issuing the debt. The receipt from the termination of the forward-starting swaps is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related debt issuance. As of December 31, 2006, we had no outstanding open forward-starting swaps.

Gains and losses on derivative contracts that qualify as cash-flow hedges are reclassified from accumulated OCI to current period earnings. As of December 31, 2006, $7 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during 2007. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of SARs.

Derivative Instruments Designated as Fair Value Hedges

Interest Rate Swap Agreements. We use interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace. We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense related to the debt being hedged. The changes in fair value of the interest rate swap are reported in the Consolidated Statements of Income in the period of change along with the offsetting changes in fair value of the debt being hedged. The open position at December 31, 2006, expires in 2007.

All Other Derivative Instruments

We use various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by us for hedge accounting treatment. The gain or loss related to the change in market value for these derivative instruments is recognized in net income during the period of the change (reported as realized gain (loss) on investments in our Consolidated Statements of Income except where otherwise noted below).

Interest Rate and Equity Futures. We use interest rate and equity futures contracts to hedge the liability exposure on certain options in variable annuity products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price. Cash settlements on the change in market value of financial futures contracts along with the resulting gains and losses are recorded daily in net income through the benefits line in the Consolidated Statements of Income. The open positions at December 31, 2006, all expire in 2007.

Total Return Swaps. We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. Cash settlements on the change in market value of the total return swaps along with the resulting gains and losses are recorded in net income through the underwriting, acquisition, insurance and other expenses line in the Consolidated Statements of Income. The open positions at December 31, 2006, do not have a stated contract expiration date.

Foreign Currency Forward Contract. We use foreign currency forward contracts to hedge dividends received from our U.K.-based subsidiary, Lincoln UK. The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date at a specified exchange rate. The contract does not qualify for hedge accounting under FAS 133. Therefore, all gains or losses on the foreign currency forward contracts are recorded as realized gains (losses). At December 31, 2006, there were no outstanding foreign currency forward contracts.

Put Options. We use put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. Cash settlements on the change in market value of the put options along with the resulting gains and losses are recorded in net income through the benefits line in the Consolidated Statements of Income. The open positions at December 31, 2006, expire in 2010 through 2020.

Interest Rate Swap Agreements. We used a forward starting interest rate swap agreement to hedge our exposure to the forecasted sale of mortgage loans. We were required to pay the counterparty a predetermined fixed stream of payments, and in return, received payments based on a floating rate from the counterparty. The net receipts/payments from these interest rate swaps were recorded in realized gain (loss) on investments and derivative instruments. As of December 31, 2006, there were no forward starting interest rate swap agreements.

Interest Rate Cap Agreements. The interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of our interest rate cap agreement program is to provide a level of protection for our annuity business, within both our Individual Markets and Employer Markets businesses, from the effect of rising interest rates. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements are not linked to assets and liabilities on the balance sheets that meet the significantly increased level of specificity required under SFAS 133. Therefore, the interest rate cap agreements do not qualify for hedge accounting under SFAS 133. The open positions at December 31, 2006, expire in 2007 through 2011.

Credit Default Swaps. We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows us to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. We have not currently qualified credit default swaps for hedge accounting under SFAS 133, as amounts are insignificant. As of December 31, 2006, we had no outstanding purchased credit default swaps.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or restructuring. As of December 31, 2006, we had credit swaps with a notional amount of $20 million, which expire in 2010.

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

Derivative Instrument Embedded in Indexed Annuity Products. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited to policyholders’ within insurance benefits. The open positions at December 31, 2006, expire in 2007 through 2008.

We also calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of interest credited to policyholders’ within insurance benefits.

Derivative Instrument Embedded in Variable Annuity Products. We have certain variable annuity products with GMWB and GIB features that are embedded derivatives. The change in fair value of the embedded derivatives flows through net income through the benefits line in our Consolidated Statements of Income. Approximately $13.2 billion and $8.2 billion of separate account values at December 31, 2006 and 2005 were attributable to variable annuities with a GMWB feature. At December 31, 2006 and 2005, we had approximately $2.7 billion and $1.2 billion respectively, of separate account values that were attributable to variable annuities with a GIB feature. All of the outstanding contracts with a GIB feature are still in the accumulation phase.

We implemented a hedging strategy designed to mitigate the income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with GMWB and GIB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivatives of the GMWB and GIB contracts subject to the hedging strategy. While we actively manage our hedge positions, these hedge positions may not be totally effective to offset changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with its desired risk and return trade-off.

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

We have used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, derivative types that were not outstanding from January 1, 2005 through December 31, 2006 are not discussed in this disclosure.

Additional Derivative Information. Income other than realized gains and losses for the agreements and contracts described above amounted to $27 million, $28 million and $27 million in 2006, 2005 and 2004, respectively.

We are exposed to credit loss in the event of nonperformance by counterparties on various derivative contracts. However, we do not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. At December 31, 2006, the exposure was $346 million.

11. Fair Value of Financial Instruments

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

Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate are established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, quality of tenancy, borrower and payment record. Fair values for impaired mortgage loans are based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s market price; or 3) the fair value of the collateral if the loan is collateral dependent.

Policy Loans. The estimated fair value of investments in policy loans are calculated on a composite discounted cash flow basis using Treasury interest rates consistent with the maturity durations assumed. These durations are based on historical experience.

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

Other Investments, and Cash and Invested Cash. The carrying value for assets classified as other investments, and cash and invested cash in the accompanying balance sheets approximates their fair value. Other investments include limited partnership and other privately held investments that are accounted for using the equity method of accounting.

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

Short-term and Long-term Debt. Fair values for our Senior Notes and Capital Securities are based on quoted market prices or estimated using discounted cash flow analysis based on our incremental borrowing rate at the balance sheet date for similar types of borrowing arrangements where quoted prices are not available. Fair values for junior subordinated debentures issued to affiliated trusts are based on quoted market prices. For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.

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

The carrying values and estimated fair values of our financial instruments are as follows:

	2006		2005
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (Liabilities)
Securities available-for-sale:
Fixed maturities	$55,853	$55,853	$33,443	$33,443
Equity	701	701	145	145
Trading securities	3,036	3,036	3,246	3,246
Mortgage loans on real estate	7,384	7,570	3,663	3,860
Policy loans	2,760	2,986	1,862	2,008
Derivative instruments*	239	239	(123)	(123)
Other investments	918	918	452	452
Cash and invested cash	1,621	1,621	2,312	2,312
Investment type insurance contracts:
Deposit contracts and certain guaranteed interest contracts	(28,629)	(28,605)	(21,147)	(21,150)
Remaining guaranteed interest and similar contracts	(334)	(334)	(13)	(13)
Short-term debt	(658)	(658)	(120)	(120)
Long-term debt:
Senior notes	(2,231)	(2,275)	(999)	(1,040)
Junior subordinated debentures issued to affiliated trusts	(155)	(153)	(334)	(327)
Capital securities	(1,072)	(1,133)	—	—
Guarantees	—	—	—	—
Investment commitments	—	(2)	—	—

*	Total derivative instruments for 2006 are composed of an asset of $415 million recorded in derivative investments, a $52 million contra-liability recorded in insurance policy and claim reserves and a liability of $228 million recorded in reinsurance related derivative liability. Total derivative instruments for 2005 are composed of an asset of $175 million recorded in derivative investments, a $6 million liability recorded in insurance policy and claim reserves and a liability of $292 million recorded in the reinsurance related derivative liability.

As of December 31, 2006 and 2005, the carrying value of the deposit contracts and certain guaranteed contracts is net of DAC of $789 million and $383 million, respectively, excluding adjustments for DAC applicable to changes in the fair value of securities. The carrying values of these contracts are stated net of DAC so that they are comparable with the fair value basis.

12. Segment Information

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

Individual Markets. The Individual Markets business provides its products through two segments: Individual Annuities and Individual Life Insurance. The Individual Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Individual Annuities segment also offers broker-dealer services through our wholly-owned subsidiaries. The Individual Life Insurance segment offers wealth protection and transfer opportunities through both single and survivorship versions of universal life, variable universal life, and term insurance, as well as a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs.

Employer Markets. The Employer Markets business provides its products through two key segments—Retirement Products and Group Protection. The Retirement Products segment includes two major lines of business: Defined Contribution and Executive Benefits. The Defined Contribution business provides employer-sponsored fixed and variable annuities, mutual fund-based programs in the 401(k), 403(b) and 457 plan marketplaces through a wide range of intermediaries including advisors, consultants, broker, banks, wirehouses, third-party administrators, and individual planners. The Executive Benefits business offers corporate-owned universal and variable universal life insurance and bank-owned universal and variable universal life insurance to small to mid-sized banks and mid to large-sized corporations, mostly through executive benefit brokers. The Group Protection segment focuses on offering group term life, disability income and dental insurance primarily in the small to mid-sized employer marketplace for their eligible employees.

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

Lincoln Financial Media. The Lincoln Financial Media segment operates domestic radio and television broadcasting stations and produces syndicated collegiate sports programming, with operations located in strategically selected markets in the Southeastern and Western United States.

We also have “Other Operations,” which includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses), along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re. Other Operations also includes the eliminations of intercompany transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to Individual Markets and Employer Markets.

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

The following tables show financial data by segment:

(in millions)	2006	2005	2004
Revenue
Segment operating revenue
Individual Markets
Annuities	$2,161	$1,422	$1,335
Life Insurance	3,256	1,911	1,863

Total Individual Markets	5,417	3,333	3,198

Employer Markets
Retirement Products	1,360	1,175	1,133
Group Protection	1,032	—	—

Total Employer Markets	2,392	1,175	1,133

Investment Management (1)	564	475	491
Lincoln UK	308	318	342
Lincoln Financial Media (2)	188	—	—
Other operations	323	289	626
Consolidating adjustments	(127)	(114)	(517)
Net realized investment results (3)	(3)	(3)	77
Reserve development net of related amortization on business sold through reinsurance	1	2	1

Total	$9,063	$5,475	$5,351

Net Income
Segment operating income
Individual Markets
Annuities	$409	$252	$209
Life Insurance	496	260	257

Total Individual Markets	905	512	466

Employer Markets
Retirement Products	253	207	190
Group Protection	99	—	—

Total Employer Markets	352	207	190

Investment Management	55	17	19
Lincoln UK	39	43	44
Lincoln Financial Media	44	—	—
Other operations	(76)	54	(7)
Net realized investment results (4)	(1)	(2)	24
Early extinguishment of debt	(3)	—	(4)
Reserve development net of related amortization on business sold through reinsurance	1	—	—

Income before cumulative effect of accounting changes	1,316	831	732
Cumulative effect of accounting changes	—	—	(25)

Net Income	$1,316	$831	$707

(1)

Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $97 million, $99 million and $106 for 2006, 2005 and 2004, respectively.

(2)	Lincoln Financial Media revenues are net of $26 million of commissions paid to agencies for the nine months since the merger effective on April 3, 2006.
(3)

Includes realized losses on investments of $8 million, $22 million and $46 million for 2006, 2005 and 2004, respectively; realized gains (losses) on derivative instruments of $1 million and $(11) million for 2006 and 2004, respectively; gains (losses) on reinsurance embedded derivative/trading securities of $4 million, $5 million and $(1) million in 2006, 2005 and 2004, respectively; and gains on sale of subsidiaries/businesses of $14 million and $135 million in 2005 and 2004, respectively.

(4)

Includes realized losses on investments of $4 million, $14 million and $30 million for 2006, 2005 and 2004, respectively; realized gains (losses) on derivative instruments of $1 million and $(7) million for 2006 and 2004, respectively; gains (losses) on reinsurance embedded derivative/trading securities of $2 million, $3 million and $(1) million for 2006, 2005 and 2004, respectively; and gains on sale of subsidiaries/businesses of $9 million and $62 million for 2005 and 2004, respectively.

(in millions)	2006	2005
Assets
Individual Markets
Annuities	$70,842	$48,478
Life Insurance	43,012	21,745

Total Individual Markets	113,854	70,223

Employer Markets
Retirement Products	37,282	33,337
Group Protection	2,342	—

Total Employer Markets	39,624	33,337

Investment Management	590	565
Lincoln UK	11,089	9,521
Lincoln Financial Media	1,489	—
Other Operations	24,488	21,469
Consolidating adjustments	(12,640)	(10,255)

Total	$178,494	$124,860

13. Shareholders’ Equity

Our common and Series A preferred stocks are without par value.

All of the issued and outstanding Series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of Series A preferred stock, subject to adjustment for certain events. The Series A preferred stock is redeemable at our option at $80 per share plus accrued and unpaid dividends. Outstanding Series A preferred stock has full voting rights, subject to adjustment if we are in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of Series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the Series A preferred stock was $1 million at December 31, 2006.

During 2006, 2005 and 2004, we purchased and retired 17 million, 2 million and 8 million shares, respectively, of our common stock at a total cost of $1 billion, $104 million and $350 million, respectively. The common stock account was reduced for these purchases in proportion to the percentage of shares acquired. The remainder of the purchase price was charged to retained earnings.

The income used in the calculation of our diluted earnings per share is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the DIUS stock option incentive plan of less than $1 million for 2006, 2005 and 2004.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	2006	2005	2004
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	252,363,042	173,069,552	176,190,662
Shares to cover conversion of preferred stock	229,113	259,451	279,619
Shares to cover non-vested stock	1,291,868	1,307,145	578,682
Average stock options outstanding during the period	14,557,403	6,659,456	8,850,823
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year).	(13,313,108)	(6,341,673)	(7,714,991)
Shares repurchaseable from measured but unrecognized stock option expense	(249,885)	(112,312)	(200,989)
Average deferred compensation shares	1,290,833	1,302,624	1,033,319

Weighted-average shares, as used in diluted calculation	256,169,266	176,144,243	179,017,125

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

Details underlying the balance sheet caption “Net Unrealized Gain on Securities Available-for-Sale,” are as follows:

(in millions)	2006	2005	2004
Fair value of securities available-for-sale	$56,554	$33,588	$34,862
Cost of securities available-for-sale	55,641	32,521	32,961

Unrealized gain	913	1,067	1,901
Adjustments to DAC and VOBA	(228)	(266)	(572)
Amounts required to satisfy policyholder commitments	(20)	(47)	(63)
Foreign currency exchange rate adjustment	67	16	17
Deferred income taxes	(239)	(273)	(460)

Net unrealized gain on securities available-for-sale	$493	$497	$823

Adjustments to DAC, VOBA and amounts required to satisfy policyholder commitments are netted against the DAC and VOBA asset line and included within the insurance policy and claim reserves line on the Consolidated Balance Sheets, respectively.

Details underlying the change in “Net Unrealized Gain on Securities Available-for-Sale, Net of Reclassification Adjustment” shown on the Consolidated Statements of Shareholders’ Equity are as follows:

(in millions)	2006	2005	2004
Unrealized gains (losses) on securities available-for-sale arising during the year	$28	$(475)	$127
Less: Reclassification adjustment for gains on disposals of prior year inventory included in net income (1)	66	38	80
Less: Federal income tax expense (benefit) on reclassification	(34)	(187)	17

Net unrealized gain (loss) on securities available-for-sale, net of reclassifications and federal income tax expense (benefit)	$(4)	$(326)	$30

(1)	The reclassification adjustment for gains (losses) does not include the impact of associated adjustments to DAC and VOBA and amounts required to satisfy policyholder commitments.

The “Net Unrealized Gain on Derivative Instruments” component of other comprehensive income is net of Federal income tax expense (benefit) of $17 million, $(5) million and $3 million for 2006, 2005 and 2004, respectively, and net of adjustments to DAC and VOBA of $(7) million and $(8) million for 2005 and 2004, respectively. We reclassified into net income from other comprehensive income $4 million, $10 million and $23 million for 2006, 2005 and 2004, respectively.

The “Foreign Currency Translation” component of other comprehensive income is net of Federal income tax expense (benefit) of $44 million, $(38) million and $24 million for 2006, 2005 and 2004, respectively.

14. Acquisitions and Divestitures

Sale of Delaware London-based International Investment Unit

In September 2004, we sold our London-based international investment management unit (“DIAL”), to the unit’s management group and an unaffiliated investor. We received $181 million in cash, of which $142 million was paid as a dividend to the holding company, and relief of certain obligations of approximately $19 million. Our after-tax gain from the transaction was $46 million. We used the funds for general corporate purposes, including debt repayment and share repurchases. The Investment Management segment’s results for 2004 included approximately $12 million of income from operations related to DIAL. The sale resulted in a reduction of $22.1 billion in the Investment Management segment’s assets under management at the time of the sale. As of December 31, 2006, approximately $17.3 billion of the Investment Management segment’s assets under management are being sub-advised on our behalf by Mondrian, the acquirer. Assets under management sub-advised by Mondrian primarily include managed accounts, Delaware Pooled Trust funds and variable annuity funds of approximately $12.0 billion, $4.3 billion and $1.0 billion, respectively, as of December 31, 2006.

15. Restructuring Charges

All restructuring charges are included in underwriting, acquisition, insurance and other expenses primarily within Other Operations on the Consolidated Statements of Income in the year incurred.

2006 Restructuring Plan

Upon completion of the merger with Jefferson-Pilot, we implemented a restructuring plan relating to the integration of our legacy operations with those of Jefferson-Pilot. The realignment will enhance productivity, efficiency and scalability while positioning us for future growth.

The following is the detail of the reserve for restructuring charges:

(in millions)	Total
Amounts incurred in 2006
Employee severance and termination benefits	$14
Rent on abandoned office space	1

Total 2006 restructuring charges	15
Amounts expended in 2006	(7)

Restructuring reserve at December 31, 2006	$8

Additional amounts expended that do not qualify as restructuring charges	$35
Total expected costs	$180
Expected completion date	4th Quarter 2009

The total expected costs include both restructuring charges and additional expenses that do not qualify as restructuring charges that are associated with the integration activities. In addition, involuntary employee termination benefits were recorded in goodwill as a part of the purchase price allocation (see Note 3). Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities in the purchase price allocation. As of December 31, 2006, approximately $10 million of these costs were incurred.

Pre-tax restructuring charges for this plan in 2006 by segment were as follows: Other Operations ($14 million) and Investment Management ($1 million).

2005 Restructuring Plan

During May 2005, we implemented a restructuring plan to realign our field management and financial planning support areas. Total pre-tax restructuring charges incurred during 2005 were $7 million. These charges included employee severance and termination benefits of $4 million and rent on abandoned office space of $3 million. The remaining reserves totaled $1 million at December 31, 2006. The plan was completed as of December 31, 2006, except for lease payments on vacated space that will run through 2008.

2003 Restructuring Plan

In January 2003, we realigned the operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning us for future growth. In February 2003, we announced plans to consolidate our fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, we announced that we were combining our retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. In August 2003, we announced additional realignment activities, which impacted all of our domestic operations. The total pre-tax restructuring charges recorded in 2005 and 2004 were $23 million in each year. Pre-tax amounts reversed in restructuring charges in 2006 and 2004 were $1 million and $2 million, respectively. Additional pre-tax amounts expended that do not qualify as restructuring charges in 2005 and 2004 were $7 million and $16 million, respectively.

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which run through 2016. The remaining reserves for these plans totaled $6 million at December 31, 2006.

16. Subsequent Event

We have called for the redemption of the following securities originally issued by Jefferson-Pilot:

•

On December 1, 2006, we called for the redemption of all of the outstanding 8.14% Junior Subordinated Deferrable Interest Debentures, Series A due 2046, which are held by Jefferson-Pilot Capital Trust A. These securities were redeemed on January 16, 2007. The redemption price for the Capital Securities, Series A was $1,040.70 per security, for a total principal amount of $206 million, plus $16 million for accrued interest through the redemption date and a call premium.

•

On January 12, 2007, we called for the redemption on March 1, 2007, of all of the outstanding 8.285% Junior Subordinated Deferrable Interest Debentures, Series B due 2046, which are held by Jefferson-Pilot Capital Trust B. The redemption price for the Capital Securities, Series B will be $1,041.43 per security, for a total principal amount of $103 million, plus $8 million for accrued interest through the redemption date and a call premium.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC’s independent registered public accounting firm that are reportable pursuant to Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period required by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 115 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

There were no matters that were required to be reported under this item.

PART III

Item 10.	Directors and Executive Officers of the Registrant

See “Executive Officers of Registrant” in Part I above. Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “THE BOARD OF DIRECTORS AND COMMITTEES—Current Committee Membership and Meetings Held During 2006,” “THE BOARD OF DIRECTORS AND COMMITTEES—Audit Committee,” “ITEM 1—Election of Directors” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 10, 2007.

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

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 10, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 10, 2007.

The table below provides information as of December 31, 2006 regarding securities authorized for issuance under LNC’s equity compensation plans. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a brief description of our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	17,995,312	[1]	$45.13	5,936,049
Equity compensation plans not approved by shareholders	None		—	—

[1]	This amount includes the following:
•	12,852,368 outstanding options.

•

1,322,168 and 2,172,783 represent outstanding long-term incentive awards, based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents). The long-term incentive awards have not been earned as of December 31, 2006. The number of options and shares, if any, to be issued pursuant to such awards will be determined based upon our, and in some cases, our subsidiaries performance, over the applicable three-year performance period. Since the shares that may be received in payment of the awards have no exercise price, they are not included in weighted-average exercise price calculation in column (b). The long-term incentive awards are all issued under our Amended and Restated Incentive Compensation Plan (“ICP”).

•	13,870 outstanding restricted stock units.

•	1,634,123 outstanding deferred stock units.

[2]

Includes up to 5,057,411 securities available for issuance in connection with restricted stock, restricted stock units, performance stock units, deferred stock and deferred stock unit awards under the ICP. Shares that may be issued in payment of awards, other than options and stock appreciation rights, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1.

Item 13.	Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 10, 2007.

Item 14.	Principal Accountant Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2—RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Registered Independent Public Accounting Firm Fees and Services” and “ITEM 2—RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 10, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Item 8:

(a) (2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a) (3) Listing of Exhibits

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

LINCOLN NATIONAL CORPORATION

Date: March 1, 2007	By:	/s/ FREDERICK J. CRAWFORD
Frederick J. Crawford
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature	Title

/s/ JON A. BOSCIA	Chairman, Chief Executive Officer and Director
Jon A. Boscia	(Principal Executive Officer)

/s/ DENNIS R. GLASS	President, Chief Operating Officer and Director
Dennis R. Glass	(Principal Operating Officer)

/s/ FREDERICK J. CRAWFORD	Senior Vice President and Chief Financial Officer
Frederick J. Crawford	(Principal Financial Officer)

/s/ DOUGLAS N. MILLER	Vice President and Chief Accounting Officer
Douglas N. Miller	(Principal Accounting Officer)

/s/ WILLIAM J. AVERY	Director
William J. Avery

/s/ J. PATRICK BARRETT	Director
J. Patrick Barrett

/s/ WILLIAM H. CUNNINGHAM	Director
William H. Cunningham

/s/ GEORGE W. HENDERSON, III	Director
George W. Henderson, III

/s/ ERIC G. JOHNSON	Director
Eric G. Johnson

/s/ M. LEANNE LACHMAN	Director
M. Leanne Lachman

/s/ MICHAEL F. MEE	Director
Michael F. Mee

/s/ WILLIAM P. PAYNE	Director
William P. Payne

/s/ PATRICK S. PITTARD	Director
Patrick S. Pittard

Signature	Title

/s/ JILL S. RUCKELSHAUS	Director
Jill S. Ruckelshaus

/s/ DAVID A. STONECIPHER	Director
David A. Stonecipher

/s/ ISAIAH TIDWELL	Director
Isaiah Tidwell

/s/ GLENN F. TILTON	Director
Glenn F. Tilton

Index to Financial Statement Schedules

I–	Summary of Investments—Other than Investments in Related Parties	FS-2
II–	Condensed Financial Information of Registrant	FS-3
III–	Supplementary Insurance Information	FS-6
IV–	Reinsurance	FS-8
V–	Valuation and Qualifying Accounts	FS-9

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.

LINCOLN NATIONAL CORPORATION

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN

RELATED PARTIES

	December 31, 2006 (in millions)
Column A	Column B	Column C	Column D
Type of Investment	Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed Maturity Securities Available-For-Sale (1)
Bonds:
U.S. government and government agencies and authorities	$256	$263	$263
States, municipalities and political subdivisions	158	160	160
Asset/mortgage-backed securities	8,673	8,691	8,691
Foreign governments	1,072	1,141	1,141
Public utilities	5,649	5,743	5,743
Convertibles and bonds with warrants attached	8	9	9
All other corporate bonds	39,045	39,738	39,738
Redeemable preferred stocks	99	108	108

Total fixed maturity securities available-for-sale	54,960	55,853	55,853
Equity Securities Available-For-Sale (1)
Common stocks:
Public utilities	2	2	2
Banks, trusts and insurance companies	478	482	482
Industrial, miscellaneous and all other	29	42	42
Nonredeemable preferred stocks	172	175	175

Total equity securities available-for-sale	681	701	701
Trading account investments	2,809	3,036	3,036
Mortgage loans on real estate	7,384	7,570	7,384
Real estate:
Investment properties	418	449	418
Acquired in satisfaction of debt	3	3	3
Policy loans	2,760	2,986	2,760
Derivative instruments	421	415	415
Other investments	918	918	918

Total investments	$70,354		$71,488

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

Lincoln National Corporation (Parent Company Only)

	December 31
	2006	2005
	(in millions)
Assets
Investments in subsidiaries *	$14,600	$6,541
Investments	10	35
Derivative instruments	—	2
Cash and invested cash	132	229
Loans to subsidiaries *	1,332	1,285
Federal income taxes recoverable	—	62
Other assets	257	43

Total assets	$16,331	$8,197

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$109	$66
Short-term debt	350	120
Long-term debt:
Senior notes	1,646	999
Junior subordinated debentures issued to affiliated trusts	155	334
Capital securities	1,072	—
Federal income taxes payable	5	—
Loans from subsidiaries *	695	262
Accrued expenses and other liabilities	98	32

Total liabilities	4,130	1,813

Shareholders’ equity:
Series A preferred stock-10,000,000 shares authorized (2005 liquidation value-$1,241)	1	1
Common stock-800,000,000 shares authorized	7,449	1,775
Retained earnings	4,138	4,081
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	493	497
Net unrealized gain on derivative instruments	39	7
Foreign currency translation adjustment	165	83
Minimum pension liability adjustment	—	(60)
Adjustment for adoption of SFAS 158	(84)	—

Total accumulated other comprehensive income	613	527

Total shareholders’ equity	12,201	6,384

Total liabilities and shareholders’ equity	$16,331	$8,197

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF INCOME

Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2006	2005	2004
		(in millions)
Revenue
Dividends from subsidiaries*	$907	$306	$414
Interest from subsidiaries*	87	81	80
Net investment income	19	9	7
Realized gain (loss) on investments	1	(1)	—
Other	(1)	1	1

Total revenue	1,013	396	502

Expenses
Operating and administrative	67	3	17
Interest-subsidiaries*	19	8	5
Interest-other	193	89	94

Total expenses	279	100	116

Income before federal income tax benefit, equity in income of subsidiaries, less dividends	734	296	386
Federal income tax benefit	91	9	10

Income before equity in income of subsidiaries, less dividends	825	305	396
Equity in income of subsidiaries, less dividends	491	526	311

Net income	$1,316	$831	$707

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2006	2005	2004
	(in millions)
Cash Flows from Operating Activities
Net income	$1,316	$831	$707
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries greater than distributions*	(559)	(526)	(311)
Realized (gain) loss on investments	(1)	1	—
Federal income taxes	67	(42)	(7)
Other	7	6	5

Net adjustments	(486)	(561)	(313)

Net cash provided by operating activities	830	270	394

Cash Flows from Investing Activities
Net sales (purchases) of investments	25	(5)	119
Purchase of Jefferson Pilot stock	(1,865)	—	—
Increase in investment in subsidiaries*	—	(14)	(103)
Other	—	6	69

Net cash provided by (used in) investing activities	(1,840)	(13)	85

Cash Flows from Financing Activities
Repayment of long-term debt	(178)	(193)	(126)
Issuance of long-term debt	2,045	—	197
Net decrease in short-term debt	(120)	98	(22)
Increase (decrease) in loans from subsidiaries*	433	22	(138)
Decrease in loans to subsidiaries*	(47)	95	27
Common stock issued for benefit plans	167	92	82
Retirement of common stock	(1,002)	(104)	(350)
Dividends paid to shareholders	(385)	(255)	(249)

Net cash used in financing activities	913	(245)	(579)

Net increase (decrease) in cash	(97)	12	(100)
Cash and invested cash at beginning of the year	229	217	317

Cash and invested cash at end-of-year	$132	$229	$217

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Acquisition Costs and Value of Business Acquired	Insurance Policy And Claim Reserves	Unearned Premiums(1)	Investment Contract and Policyholder Funds	Insurance Premiums
	(in millions)
Year Ended December 31, 2006
Individual Markets:
Annuities	$2,050	$438	$—	$18,206	$47
Life Insurance	4,659	5,641	—	23,434	321

Individual Markets Total	6,709	6,079	—	41,640	368

Employer Markets:
Retirement Products	763	1,778	—	15,008	5
Group Protection	138	1,183	—	17	949

Employer Markets Total	901	2,961	—	15,025	954

Investment Management	—	—	—	—	—
Lincoln UK	809	1,119	—	436	79
Lincoln Financial Media	—	—	—	—	—
Other (including consolidating adjustments)	1	4,612	—	1,716	5

Total	$8,420	$14,771	$—	$58,817	$1,406

Year Ended December 31, 2005
Individual Markets:
Annuities	$1,328	$518	$—	$10,606	$37
Life Insurance	2,544	3,563	—	12,866	198

Individual Markets Total	3,872	4,081	—	23,472	235

Employer Markets:
Retirement Products	568	1,890	—	11,615	9
Group Protection	—	—	—	—	—

Employer Markets Total	568	1,890	—	11,615	9

Investment Management	—	—	—	—	—
Lincoln UK	743	1,023	—	395	63
Lincoln Financial Media	—	—	—	—	—
Other (including consolidating adjustments)	(20)	4,709	—	110	1

Total	$5,163	$11,703	$—	$35,592	$308

Year Ended December 31, 2004
Individual Markets:
Annuities					$32
Life Insurance					194

Individual Markets Total					226

Employer Markets:
Retirement Products					1
Group Protection					—

Employer Markets Total					1

Investment Management					—
Lincoln UK					70
Lincoln Financial Media					—
Other (including consolidating adjustments)					2

Total					$299

(1)	Unearned premiums are included in Column E, Investment Contract and Policyholder Funds.

LINCOLN NATIONAL CORPORATION

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income (2)	Benefits	Net Deferral of Deferred Acquisition Costs and Value of Business Acquired	Other Operating Expenses (2)	Premiums Written
	(in millions)
Year Ended December 31, 2006
Individual Markets:
Annuities	$1,039	$789	$(296)	$1,166	$—
Life Insurance	1,511	1,769	(371)	1,113	—

Individual Markets Total	2,550	2,558	(667)	2,279	—

Employer Markets:
Retirement Products	1,055	680	(36)	365	—
Group Protection	80	663	(21)	238	—

Employer Markets Total	1,135	1,343	(57)	603	—

Investment Management	—	—	—	479	—
Lincoln UK	71	108	36	104	—
Lincoln Financial Media	—	—	—	118	—
Other (including consolidating adjustments)	225	161	1	186	—

Total	$3,981	$4,170	$(687)	$3,769	$—

Year Ended December 31, 2005
Individual Markets:
Annuities	$614	$487	$(259)	$873	$—
Life Insurance	909	1,021	(115)	618	—

Individual Markets Total	1,523	1,508	(374)	1,491	—

Employer Markets:
Retirement Products	897	574	(58)	372	—
Group Protection	—	—	—	—	—

Employer Markets Total	897	574	(58)	372	—

Investment Management	—	—	—	449	—
Lincoln UK	79	116	35	101	—
Lincoln Financial Media	—	—	—	—	—
Other (including consolidating adjustments)	203	134	—	52	—

Total	$2,702	$2,332	$(397)	$2,465	$—

Year Ended December 31, 2004
Individual Markets:
Annuities	$665	$478	$(232)	$827	$—
Life Insurance	901	993	(63)	552	—

Individual Markets Total	1,566	1,471	(295)	1,379	—

Employer Markets:
Retirement Products	898	567	(55)	363	—
Group Protection	—	—	—	—	—

Employer Markets Total	898	567	(55)	363	—

Investment Management	—	—	—	464	—
Lincoln UK	76	100	91	84	—
Lincoln Financial Media	—	—	—	—	—
Other (including consolidating adjustments)	164	105	—	41	—

Total	$2,704	$2,243	$(259)	$2,331	$—

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV—REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Description	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(in millions)
Year Ended December 31, 2006
Individual life insurance in force	$697,900	$333,800	$4,700	$368,800	1.3%
Premiums:
Life insurance and annuities (1)	$4,156	$810	$8	$3,354	0.2%
Health insurance	677	21	—	656	—

Total	$4,833	$831	$8	$4,010

Year Ended December 31, 2005
Individual life insurance in force	$338,500	$256,700	$600	$82,400	0.7%
Premiums:
Life insurance and annuities (1)	$2,665	$607	$1	$2,059	—
Health insurance	7	6	—	1	—

Total	$2,672	$613	$1	$2,060

Year Ended December 31, 2004
Individual life insurance in force	$325,100	$236,900	$600	$88,800	0.7%
Premiums:
Life insurance and annuities (1)	$2,483	$588	$—	$1,895	—
Health insurance	11	7	—	4	—

Total	$2,494	$595	$—	$1,899

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs Expenses (1)	Charged to Other Accounts- Describe	Deductions- Describe (2)	Balance at End of Period
	(in millions)
Year Ended December 31, 2006
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$9	$2	$—	$(9)	$2
Included in other liabilities:
Investment guarantees	—	—	—	—	—

Year Ended December 31, 2005
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$15	$2	$—	$(8)	$9
Included in other liabilities:
Investment guarantees	—	—	—	—	—

Year Ended December 31, 2004
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$17	$5	$—	$(7)	$15
Included in other liabilities:
Investment guarantees	—	—	—	—	—

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of October 9, 2005, among LNC, Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 of LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on October 11, 2005.

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated as of January 26, 2006 among LNC, Lincoln JP Holdings, L.P., Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 to LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on January 31, 2006.

3.1	The Articles of Incorporation of LNC as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

3.2	Amended and Restated Bylaws of LNC is incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 6028) filed with the SEC on June 12, 2006.

4.1	Indenture of LNC dated as of January 15, 1987, between LNC and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1994.

4.2	First Supplemental Indenture dated as of July 1, 1992, to Indenture dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.3	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4(c) of LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.4	First Supplemental Indenture dated as of November 1, 2006, to Indenture dated as of September 15, 1994 is filed herewith.

4.5	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago) is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.6	First Supplemental Indenture dated as of August 14, 1998, to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 1998.

4.7	Second Supplemental Junior Subordinated Indenture dated April 20, 2006 to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.8	Third Supplemental Junior Subordinated Indenture, dated May 17, 2006 to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.9	Fourth Supplemental Junior Subordinated Indenture, dated as of November 1, 2006 to Junior Subordinated Indenture dated May 1, 1996 is filed herewith.

4.10	Indenture, dated as of November 21, 1995, between Jefferson-Pilot Corporation and Wachovia Bank, National Association (formerly known as First Union National Bank of North Carolina), is incorporated by reference to Exhibit 4.7 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.11	Third Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.8 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.12	Fourth Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.9 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.13	Fifth Supplemental Indenture, dated as of April 3, 2006 among Lincoln JP Holdings, L.P. and Wachovia Bank, National Association, as trustee, to Indenture, dated as of November 21, 1995, incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

4.14	Form of 6 1/2 % Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.15	Form of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.16	Form of 6.20% Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2001.

4.17	Form of 5.25% Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 6, 2002.

4.18	Form of 6.75% Trust Preferred Security certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.19	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F is incorporated by reference to Exhibit 4.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.20	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 4, 2004.

4.21	Form of 7% Capital Securities due 2066 of Lincoln National Corporation is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File NO. 1-6028) filed with the SEC on May 17, 2006.

4.22	Form of 6.75% Capital Securities due 2066 of Lincoln Financial Corporation is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.23	Form of Floating Rate Senior Note due April 6, 2009 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.24	Form of 6.15% Senior Note due April 6, 2036 is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.25	Amended and Restated Trust Agreement dated September 11, 2003, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein is incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.26	Guarantee Agreement dated September 11, 2003 between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

10.1	The LNC 1986 Stock Option Incentive Plan, as amended through January 15, 1997, is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.2	The Salary Continuation Plan for Executives of LNC and Affiliates as amended and restated through August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.3	Description of resolution dated January 13, 2005 amending the Salary Continuation Plan for Executives of LNC and Affiliates, as amended and restated through August 1, 2000, is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.4	The LNC Outside Directors’ Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.5	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.6	LNC Executive Deferred Compensation Plan for Employees, as last amended August 1, 2002, is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2002.*

10.7	Description of resolution dated January 13, 2005, amending the Lincoln National Corporation Executive Deferred Compensation Plan for Employees, as amended and restated August 1, 2002, is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.8	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.9	Amendment No. 2 to the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.

10.10	Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.11	Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.12	Amendment and Restatement of the Lincoln National Corporation Executive’s Severance Benefit Plan is filed herewith.

10.13	LNC Executives’ Excess Compensation Pension Benefit Plan as last amended January 1, 1989, is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.14	First Amendment to LNC Executives’ Excess Compensation Pension Benefit Plan, effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.*

10.15	Description of resolution dated January 13, 2005 amending the LNC Executives’ Excess Compensation Pension Benefit Plan, incorporated by reference to Exhibit 10(c) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.16	LNC Incentive Compensation Plan, as amended and restated on May 12, 2005, is incorporated by reference to Exhibit 8 of LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 8, 2005.*

10.17	LNC Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004, is incorporated by reference to Exhibit 10 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2004.*

10.18	Framework for Long-Term performance under the Incentive Compensation Plan, as amended and restated on March 8, 2001, is incorporated by reference to Exhibit 10(a) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.19	Revised Framework for Long-Term performance awards under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.20	Form of LNC Restricted Stock Agreement is incorporated by reference to Exhibit 10(b) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.21	Form of LNC Stock Option Agreement is incorporated by reference to Exhibit 10(c) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.22	Form of LNC Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(d) of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10.23	2005-2007 Form of Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(b) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.24	2005-2007 Long-Term Incentive Award Measures is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.25	2004-2006 Long-Term Incentive Award Measures is incorporated by reference to Exhibit 10(e) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 16, 2005.*

10.26	Overview of 2006 long-term incentives for senior management committee members under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.

10.27	2006 Annual Incentive Award Measures and 2006-2008 Long-Term Incentive Award Measures under the LNC Amended and Restated Annual Incentive Compensation Plan and certain compensation information, is incorporated by reference to Exhibit 10.3 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.28	Form of Long-Term Incentive Award Agreement for senior management committee members (2006-2008 cycle) is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.

10.29	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.30	Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension Benefit Plan incorporated by reference to Exhibit 10(d) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.31	Delaware Investments U.S., Inc. Stock Option Plan, effective January 1, 2001 is incorporated by reference to Exhibit 10(aa) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.32	Non-qualified Stock Option Agreement Under the Delaware Investments U.S., Inc. Stock Option Plan is incorporated by reference to Exhibit 10(bb) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.33	Amendment No. 1 to the Delaware Investments U.S., Inc. Stock Option Plan (including form of option agreement) is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.*

10.34	Amendment No. 2 to the Delaware Investments U.S., Inc. Stock Option Plan as filed herewith.*

10.35	LNC Non-Employee Directors Compensation, effective July 1, 2004 is in incorporated by reference to Exhibit 10(cc) of LNC’s Form 10-K (file No. 1-6028) for the year ended December 31, 2005.*

10.36	Lincoln National Corporation Non-Employee Director Compensation is incorporated by reference from Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 15, 2006.

10.37	Form of Nonqualified Stock Option Agreement is incorporated by reference to Exhibit 10.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.

10.38	Form of LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.39	Non-Compete and Anti-Solicitation Agreement, Waiver and General Release of Claims between John H. Gotta and the Lincoln National Corporation (effective January 20, 2006) is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2006.*

10.40	Letter Agreement between Theresa M. Stone and the Lincoln National Corporation is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 5, 2006.

10.41	Employment Agreement of Dennis R. Glass, dated December 6, 2003, is incorporated by reference to Exhibit 10(ii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2003.

10.42	Amendment No. 1 to Employment Agreement of Dennis R. Glass, dated March 23, 2005, is incorporated by reference to Exhibit 10.1 of Jefferson-Pilot’s Form 10-Q (File No. 1-5955) for the quarter ended September 30, 2005.

10.43	Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.

10.44	Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.

10.45	Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.

10.46	Jefferson Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Exhibit 10(vi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1999.

10.47	Jefferson Pilot Corporation Executive Special Supplemental Benefit Plan, which now operates under the Supplemental Benefit Plan, is incorporated by reference to Exhibit 10(viii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1994.

10.48	Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.

10.49	1999 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(ix) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1999.

10.50	2005 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2005.

10.51	Jefferson Pilot Corporation Separation Pay Plan, adopted February 12, 2006, is incorporated by reference to Exhibit 10(viii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2005.

10.52	Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.

10.53	Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and Exhibit 10.1 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.

10.54	Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended in March 2006 is incorporated by reference to Exhibit 10.14 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.55	Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.56	First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.57	Form of Lease and Agreement dated March 17, 1999, with respect to LNC’s offices located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.58	Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.59	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc., offices located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.60	First Amendment to Lease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.

10.61	Sublease and Agreement dated December 10, 1999 between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.62	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.63	Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the Commission upon request.

10.64	Credit Agreement, dated as of December 23, 2005, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as joint lead arrangers and joint bookrunners, Citicorp North America Inc., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 27, 2005.

10.65	First Amended and Restated Credit Agreement, dated as of December 10, 2004, among LNC, as Borrower, the Banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(nn) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.

10.66	Fourth Amended and Restated Letter of Credit and Reimbursement Agreement dated as of December 10, 2004, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Parties, the Banks party thereto, and JP Morgan Chase Bank, as Administrative Agent, is incorporated by reference to Exhibit 10(ll) of LNC’s Form 10-K (File No. 6028) for the year ended December 31, 2005.

10.67	Credit Agreement, dated as of February 8, 2006, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities, LLC., as joint lead arrangers and joint bookrunners, Bank of American, N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

10.68	Confirmation Agreement, dated November 3, 2006, relating to LNC’s accelerated stock repurchase program with Lehman Brothers Finance, S.A. is incorporated by reference to exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 1, 2006.**

10.69	Confirmation Agreement, dated August 11, 2006, relating to LNC’s accelerated stock repurchase program with Lehman Brothers Finance S.A. is incorporated by reference to exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2006.**

10.70	First Supplemental Indenture, dated as of April 3, 2006 among Lincoln JP Holdings, L.P. and JPMorgan Chase Bank, N.A., as trustee, under the Indenture, dated as of January 15, 1997, among Jefferson-Pilot and JPMorgan Chase Bank, N.A., as trustee is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.71	Master Confirmation Agreement and related Supplemental Confirmation, dated April 3, 2006, and Trade Notification, dated April 10, 2006, relating to LNC’s accelerated stock repurchase with Goldman, Sachs & Co., is incorporated by reference to Exhibit 10.23 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.**

10.72	Fifth Amended and Restated Credit Agreement, dated as of March 10, 2006, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Wachovia Capital Markets LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as syndication agent, Citibank, N.A., HSBC Bank USA, N.A. and The Bank of New York, as documentation agents, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 15, 2006.

10.73	Credit Agreement, dated as of February 8, 2006, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

12	Historical Ratio of Earnings to Fixed Charges.

21	Subsidiaries List

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission (“SEC”) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

We will furnish to the SEC, upon request, a copy of any of our long-term debt agreements not otherwise filed with the SEC.