Form 10-Q
period 2007-03-31
LINCOLN NATIONAL CORP
filed 2007-05-10
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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
(Check one): Large accelerated filer ☒ Accelerated filer ☐Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No  ☒

As of May 1, 2007, there were 270,773,385 shares of the registrant’s common stock outstanding.

Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2007-$55,268; 2006-$54,960)	$56,256	$55,853
Equity (cost: 2007-$682; 2006-$681)	714	701
Trading securities	2,910	3,036
Mortgage loans on real estate	7,416	7,384
Real estate	406	421
Policy loans	2,767	2,760
Derivative investments	413	415
Other investments	967	918
Total investments	71,849	71,488
Cash and invested cash	900	1,621
Deferred acquisition costs and value of business acquired	8,535	8,420
Premiums and fees receivable	375	356
Accrued investment income	919	866
Amounts recoverable from reinsurers	8,132	7,939
Goodwill	4,521	4,500
Other assets	2,948	2,770
Assets held in separate accounts	83,147	80,534
Total assets	$181,326	$178,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$15,014	$14,771
Investment contract and policyholder funds	58,729	58,817
Total insurance and investment contract liabilities	73,743	73,588
Short-term debt	593	658
Long-term debt:
Senior notes	2,383	2,231
Junior subordinated debentures issued to affiliated trusts	155	155
Capital securities	1,571	1,072
Reinsurance related derivative liability	230	229
Funds withheld reinsurance liabilities	2,121	2,094
Deferred gain on indemnity reinsurance	741	760
Other liabilities	4,610	4,972
Liabilities related to separate accounts	83,147	80,534
Total liabilities	169,294	166,293

Commitments and Contingencies (See Note 9)
Shareholders' Equity
Series A preferred stock-10,000,000 shares authorized (2007 liquidation value-$1)	1	1
Common stock-800,000,000 shares authorized (shares issued and outstanding:
2007- 270,685,522; 2006- 275,752,668)	7,318	7,449
Retained earnings	4,054	4,138
Accumulated other comprehensive income:
Net unrealized gain on securities available-for-sale	528	493
Net unrealized gain on derivative instruments	47	39
Foreign currency translation adjustment	168	165
Funded status of employee benefit plans	(84)	(84)
Total accumulated other comprehensive income	659	613
Total shareholders' equity	12,032	12,201
Total liabilities and shareholders' equity	$181,326	$178,494

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(in millions, except per share amounts)
Revenue
Insurance premiums	$459	$78
Insurance fees	779	475
Investment advisory fees	90	78
Communications revenue (net)	67	-
Net investment income	1,090	678
Realized gain (loss)	26	(1)
Amortization of deferred gain on indemnity reinsurance	19	19
Other revenue and fees	140	95
Total revenue	2,670	1,422
Benefits and Expenses
Benefits	1,194	582
Underwriting, acquisition, insurance and other expenses	805	503
Communications expense	41	-
Interest and debt expense	61	22
Total benefits and expenses	2,101	1,107
Income before taxes	569	315
Federal income taxes	173	94
Net income	$396	$221

Net Income Per Common Share
Basic	$1.44	$1.27
Diluted	$1.42	$1.24

 See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(in millions, except for share amounts)
Series A Preferred Stock
Balance at beginning-of-year	$1	$1
Balance at end-of-period	1	1
Common Stock
Balance at beginning-of-year	7,449	1,775
Issued for acquisition	20	-
Stock compensation/issued for benefit plans	41	35
Deferred compensation payable in stock	3	8
Retirement of common stock	(195)	-
Balance at end-of-period	7,318	1,818
Retained Earnings
Balance at beginning-of-year	4,138	4,082
Cumulative effect of adoption of SOP 05-1	(41)	-
Cumulative effect of adoption of FIN 48	(15)	-
Comprehensive income (loss)	442	(23)
Less other comprehensive income (loss) (net of Federal income tax):
Net unrealized gain (loss) on securities available-for-sale, net of
reclassification adjustment	35	(278)
Net unrealized loss on derivative instruments	8	28
Foreign currency translation adjustment	3	6
Net income	396	221
Retirement of common stock	(317)	-
Dividends declared:
Common (2007-$.395; 2006-$.38)	(107)	(67)
Balance at end-of-period	4,054	4,236
Net Unrealized Gain on Securities Available-for-Sale
Balance at beginning-of-year	493	497
Change during the period	35	(278)
Balance at end-of-period	528	219
Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	39	7
Change during the period	8	28
Balance at end-of-period	47	35
Foreign Currency Translation Adjustment
Balance at beginning-of-year	165	83
Change during the period	3	6
Balance at end-of-period	168	89
Minimum Pension Liability Adjustment
Balance at beginning-of-year	-	(60)
Balance at end-of-period	-	(60)
Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(84)	-
Balance at end-of-period	(84)	-
Total shareholders' equity at end-of-period	$12,032	$6,338

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

-CONTINUED-

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(Number of Shares)

Series A Preferred Stock
Balance at beginning-of-year	12,706	15,515
Conversion into common stock	(180)	(550)
Balance at end-of-period	12,526	14,965

Common Stock
Balance at beginning-of-year	275,752,668	173,768,078
Conversion of series A preferred stock	2,880	8,800
Stock compensation/issued for benefit plans	2,144,891	2,107,311
Retirement of common stock	(7,214,917)	-
Balance issued and outstanding at end-of-period	270,685,522	175,884,189
Common stock at end-of-period:
Assuming conversion of preferred stock	270,885,938	176,123,629
Diluted basis	274,004,126	178,468,931

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(in millions)
Cash Flows from Operating Activities
Net income	$396	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired	(206)	(80)
Premiums and fees receivable	(19)	(20)
Accrued investment income	(53)	(6)
Policy liabilities and accruals	243	(9)
Net trading securities purchases, sales and maturities	126	(45)
Gain on reinsurance embedded derivative/trading securities	-	(6)
Contractholder funds	281	201
Pension plan contribution	-	(1)
Amounts recoverable from reinsurers	(193)	27
Federal income taxes	(186)	68
Stock-based compensation expense	15	9
Depreciation	13	14
Increase in funds withheld liability	27	46
Realized loss (gain) on investments and derivative instruments	(26)	7
Amortization of deferred gain	(19)	(19)
Other	70	(82)
Net adjustments	73	104
Net cash provided by operating activities	469	325
Cash Flows from Investing Activities
Securities-available-for-sale:
Purchases	(5,017)	(1,836)
Sales	3,705	1,285
Maturities	972	494
Purchase of other investments	(603)	(529)
Sale or maturity of other investments	514	569
Increase in cash collateral on loaned securities	(288)	(35)
Other	(124)	(69)
Net cash used in investing activities	(841)	(121)
Cash Flows from Financing Activities
Payment of long-term debt	(314)	-
Issuance of long-term debt	749	-
Net increase (decrease) in short-term debt	150	(109)
Universal life and investment contract deposits	2,177	1,179
Universal life and investment contract withdrawals	(1,968)	(1,139)
Investment contract transfers	(574)	(432)
Common stock issued for benefit plans and excess tax benefits	52	26
Retirement of common stock	(512)	-
Dividends paid to shareholders	(109)	(67)
Net cash used in financing activities	(349)	(542)
Net decrease in cash and invested cash	(721)	(338)
Cash and invested cash at beginning-of-year	1,621	2,312
Cash and invested cash at end-of-period	$900	$1,974

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we”, “our” or “us”) operate multiple insurance and investment management businesses as well as a broadcasting and sports programming business through seven business segments (see Note 10). The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds and managed accounts. We report less than majority-owned entities in which we have at least a 20% interest on the equity basis.

The accompanying unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) should be referred to in connection with the reading of these interim unaudited consolidated financial statements.

On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), and have included the results of operations and financial condition of Jefferson-Pilot in our consolidated financial statements beginning on April 3, 2006. The unaudited consolidated financial statements for the three months ended March 31, 2006 exclude the results of operations and financial condition of Jefferson-Pilot.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ unaudited consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior periods.

2. Changes in Accounting Principles and Changes in Estimates

Statement of Position 05-1 - Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting for deferred acquisition costs (“DAC”) on internal replacements of insurance and investment contracts. An internal replacement, defined by SOP 05-1, is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue and deferred sales inducements from the replaced contract must be written-off. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

We adopted SOP 05-1 effective January 1, 2007 by recording decreases to the following categories in our Consolidated Balance Sheets:

(in millions)
Assets
Deferred acquisition costs	$31
Value of business acquired	35
Other assets - deferred sales inducements	3
Total assets	$69

Liabilities and Shareholders' Equity
Investment contract and policyholder funds - deferred front end loads	$2
Insurance policy and claim reserves - guaranteed minimum death benefit annuity reserves	4
Other liabilities - income tax liabilities	22
Total liabilities	28

Retained earnings	41

Total liabilities and shareholders' equity	$69

The adoption of this new guidance primarily impacts our Individual Markets Annuities and Employer Markets Group Protection businesses, and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and value of business acquired (“VOBA”). In addition, the adoption of SOP 05-1 resulted in a $6 million pre-tax increase to underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income in the first three months of 2007, which was attributable to changes in DAC and VOBA deferrals and amortization.

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an entity to determine whether it is “more likely than not” that an individual tax position will be sustained upon examination by the appropriate taxing authority prior to any part of the benefit being recognized in the financial statements. The amount recognized would be the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement, along with any related interest and penalties (if applicable). Upon adoption of FIN 48, the guidance will be applied to all tax positions, and only those tax positions meeting the “more likely than not” threshold will be recognized or continue to be recognized in the financial statements. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits, including accrued interest and penalties, and uncertain tax positions where the estimate of the tax benefit may change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007 by recording an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings. See Note 4 for more information regarding our adoption of FIN 48.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are either freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument.

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

We adopted the provisions SFAS 155 and DIG B40 on January 1, 2007. Prior period restatement was not permitted. The adoption of SFAS 155 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 157 - Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the most advantageous market for that asset or liability. Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The highest priority is given to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs in situations where there is little or no market activity for the asset or liability. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of the measurements on earnings. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007. Retrospective application is required for certain financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. We expect to adopt SFAS 157 effective January 1, 2008, and are currently evaluating the effects of SFAS 157 on our consolidated financial condition and results of operations.

SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows an entity to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. In addition, the presentation and disclosure requirements of SFAS 159 are designed to assist in the comparison between entities that select different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. At the effective date, the fair value option may be elected for eligible items that exist on that date. The effect of the first remeasurement to fair value shall be reported as a cumulative effect adjustment to the opening balance of retained earnings. We expect to adopt SFAS 159 effective January 1, 2008, and are currently evaluating the items to which we may apply the fair value option and the effect on our consolidated financial condition and results of operations.

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

The aggregate consideration paid for the merger was as follows:

(in millions, except share data)	Share Amounts
LNC common shares issued	112,301,906
Purchase price per share of LNC common share (1)	$48.98
Fair value of common shares issued		$5,501
Cash paid to Jefferson-Pilot shareholders		1,800
Fair value of Jefferson-Pilot stock options (2)		151
Transaction costs		66
Total purchase price		$7,518

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
•  Larger distribution organization; and
•  Value creation opportunities through expense savings and revenue enhancements across business units.

The following table summarizes the fair values of the net assets acquired as of the acquisition date:

(in millions)	Fair Value
Investments	$27,910
Due from reinsurers	1,296
Value of business acquired	2,486
Goodwill	3,324
Other assets	1,693
Assets held in separate accounts	2,574
Insurance and investment contract liabilities	(26,641)
Long-term debt	(905)
Income tax liabilities	(782)
Accounts payable, accruals and other liabilities	(863)
Liabilities related to separate accounts	(2,574)
Total purchase price	$7,518

The goodwill resulting from the merger was allocated to the following segments:

(in millions)
Individual Markets:
Life Insurance	$1,318
Annuities	997
Total Individual Markets	2,315
Employer Markets: Group Protection	268
Lincoln Financial Media	741
Total goodwill	$3,324

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

4. Federal Income Taxes

The effective tax rate was 30.4% and 29.7% for the first quarter of 2007 and 2006, respectively. Differences in the effective rates and the U.S. statutory rate of 35% are the result of certain tax preferred investment income, foreign tax credits and other tax preference items.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At March 31, 2007, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

As discussed in Note 2, we adopted FIN 48 on January 1, 2007, and as of this date we had unrecognized tax benefits of $349 million of which $143 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $51 million. We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

In the normal course of business we are subject to examination by taxing authorities throughout the United States and the United Kingdom. At any given time, we may be under examination by state, local or non-U.S. income tax authorities.

We are currently under audit by the Internal Revenue Service (“IRS”). LNC is currently under audit by the IRS for years 2003 and 2004. For the former Jefferson-Pilot Corporation and its subsidiaries, the IRS is examining the years 2004 and 2005. During the first quarter of 2006, the IRS completed its examination for the tax years 1999 through 2002 with assessments resulting in a payment that was not material to our consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which we continue to challenge. We believe that this portion of the assessment is inconsistent with existing law and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition. It is likely that the IRS appeals process for the tax years 1996 to 1998 will conclude within the next twelve months. It is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

5. Supplemental Financial Data

A rollforward of DAC is as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Balance at beginning-of-year	$5,116	$4,164
Cumulative effect of adoption of SOP 05-1	(31)	-
Deferral	473	245
Amortization	(194)	(148)
Adjustment related to realized gains on securities available-for-sale
and derivatives	(13)	(11)
Adjustment related to unrealized (gains) losses on securities
available-for-sale and derivatives	(15)	194
Foreign currency translation adjustment	2	5
Balance at end-of-period	$5,338	$4,449

A rollforward of VOBA is as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Balance at beginning-of-year	$3,304	$999
Cumulative effect of adoption of SOP 05-1	(35)	-
Business acquired	14	-
Deferral of commissions and accretion of interest	15	-
Amortization	(88)	(17)
Adjustment related to realized gains on securities
available-for-sale and derivatives	(5)	-
Adjustment related to unrealized gains on securities
available-for-sale and derivatives	(10)	-
Foreign currency translation adjustment	2	2
Balance at end-of-period	$3,197	$984

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 are net of amounts amortized against DAC and VOBA of $18 million and $11 million, respectively. In addition, realized gains and losses for both the three months ended March 31, 2007 and 2006, are net of adjustments made to policyholder reserves of $(2) million. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of deferred sales inducements, which is included in other assets on the Consolidated Balance Sheets, is as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Balance at beginning-of-year	$194	$129
Cumulative effect of adoption of SOP 05-1	(3)	-
Deferral	23	16
Amortization	(8)	(5)
Balance at end-of-period	$206	$140

 Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Commissions	$515	$242
General and administrative expenses	422	305
DAC and VOBA deferrals, net of amortization	(206)	(80)
Other intangibles amortization	4	2
Taxes, licenses and fees	66	34
Restructuring charges	4	-
Total	$805	$503

As discussed in Note 3, the excess of the purchase price for the Jefferson-Pilot merger over the fair value of net assets acquired totaled $3.3 billion.

The following summarizes the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2007:

(in millions)	Balance at December 31, 2006	Purchase Accounting and Other Adjustments	Balance at March 31, 2007
Individual Markets:
Life Insurance	$2,181	$(9)	$2,172
Annuities	1,032	9	1,041
Employer Markets:
Retirement Products	20	-	20
Group Protection	281	(13)	268
Investment Management	262	-	262
Lincoln Financial Media	707	34	741
Lincoln UK	17	-	17
Total	$4,500	$21	$4,521

Details of investment contract and policyholder funds on the Consolidated Balance Sheets are as follows:

	March 31,	December 31,
(in millions)	2007	2006
Premium deposit funds	$20,116	$20,541
Other policyholder funds	37,492	37,197
Deferred front end loads	1,018	977
Undistributed earnings on participating business	103	102
Total	$58,729	$58,817

6. Insurance Benefit Reserves

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit and guaranteed income benefit features. The GMDB features include those where we contractually guarantee to the contractholder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary.

The following table provides information on the GMDB features outstanding at March 31, 2007 and December 31, 2006. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive). The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
	March 31,	December 31,
(dollars in billions)	2007	2006
Return of Net Deposit
Account value	$39.6	$38.3
Net amount at risk	0.1	0.1
Average attained age of contractholders	54	54
Return of Net Deposits Plus a Minimum Return
Account value	$0.4	$0.4
Net amount at risk	-	-
Average attained age of contractholders	67	67
Guaranteed minimum return	5%	5%
Highest Specified Anniversary Account Value Minus
Withdrawals Post Anniversary
Account value	$23.1	$22.5
Net amount at risk	0.2	0.2
Average attained age of contractholders	64	64

The determination of the GMDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.

The following summarizes the liabilities for GMDB, which is recorded in insurance policy and claim reserves on our Consolidated Balance Sheets:

	March 31,	March 31,
(in millions)	2007	2006
Balance at beginning of year	$23	$15
Cumulative effect of adoption of SOP 05-1	(4)	-
Changes in reserves	6	4
Benefits paid	(2)	(2)
Balance at end-of-period	$23	$17

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included losses of less than $1 million for GMDB for the three months ended March 31, 2007 and $2 million for the same period in 2006.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

	March 31,	December 31,
(in billions)	2007	2006
Asset Type
Domestic equity	$40.3	$39.3
International equity	6.3	5.9
Bonds	6.8	6.4
Total	53.4	51.6
Money market	5.9	5.6
Total	$59.3	$57.2
Percent of total variable annuity separate account values	87%	87%

7. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

As a result of our merger with Jefferson-Pilot, we maintain funded defined benefit pension plans for the former U.S. employees and agents of Jefferson-Pilot. The components of net defined benefit pension plan and postretirement benefit plan expense are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(in millions)	2007	2006	2007	2006
U.S. Plans
Service cost	$9	$5	$1	$1
Interest cost	16	9	2	1
Expected return on plan assets	(20)	(11)	(1)	-
Recognized net actuarial (gains) losses	-	1	-	-
Net periodic benefit expense	$5	$4	$2	$2

Non-U.S. Plans
Interest cost	5	4
Expected return on plan assets	(5)	(4)
Recognized net actuarial losses	1	1
Net periodic benefit expense	$1	$1

See Note 13 for information on a change to our retirement benefits.

See Note 8 to the consolidated financial statements in our 2006 Form 10-K for a detailed discussion of our other benefit plans.

8. Stock-Based Incentive Compensation Plans

See Note 9 to the consolidated financial statements in our 2006 Form 10-K for a detailed discussion of stock and incentive compensation.

We have various incentive plans for our employees, agents and directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. Delaware Investments U.S., Inc. (“DIUS”) has a separate stock option incentive plan.

In the first quarter of 2007, a performance period from 2007-2009 was approved for our executive officers by the Compensation Committee. Executive officers participating in this performance period received one-half of their award in 10-year

LNC or DIUS stock options, with the remainder of the award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. DIUS stock options granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS. Depending on the performance, the actual amount of performance shares could range from zero to 200% of the granted amount. Under the 2007-2009 plan, a total of 725,161 LNC stock options were granted; 12,237 DIUS stock options were granted; and 126,879 LNC performance shares were granted.

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the first quarter of 2007, which are summarized in the table below:

Three Months Ended March 31, 2007
Awards
10-year LNC stock options	348,888
Non-employee agent stock options	158,075
Restricted stock units	222,656
Stock appreciation rights	187,750

9. Restrictions, Commitments and Contingencies

 See “Restrictions, Commitments and Contingencies” in Note 10 to the consolidated financial statements in our 2006 Form 10-K for a discussion of restrictions, commitments and contingencies, which information is incorporated herein by reference.

Guaranteed Investment Contracts

In December 2006, we invested $400 million in a secured limited recourse note issued by a third-party segregated portfolio company. In April 2007, we invested $200 million in a secured limited recourse note issued by the same portfolio company and $250 million in a secured limited recourse note issued by a second portfolio company. These companies entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in the underlying reference portfolio will only affect the note if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined that we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $400 million as of March 31, 2007, and $850 million as of April 2007.

10. Segment Information

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

The following table shows financial data by segment:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Revenue
Segment operating revenue
Individual Markets:
Annuities	$605	$375
Life Insurance	971	500
Total Individual Markets	1,576	875
Employer Markets:
Retirement Products	359	306
Group Protection	361	-
Total Employer Markets	720	306
Investment Management (1)	150	140
Lincoln UK	91	70
Lincoln Financial Media (2)	67	-
Other Operations	75	61
Consolidating adjustments	(35)	(29)
Net realized investment results (3)	26	(1)
Revenue	$2,670	$1,422

Net Income
Segment operating income
Individual Markets:
Annuities	$121	$66
Life Insurance	167	69
Total Individual Markets	288	135
Employer Markets:
Retirement Products	64	60
Group Protection	23	-
Total Employer Markets	87	60
Investment Management	16	15
Lincoln UK	11	11
Lincoln Financial Media	12	-
Other Operations	(35)	-
Net realized investment results (4)	17	-
Net income	$396	$221

(1)    Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $25 million for both the three months ended March 31, 2007 and 2006.
(2)    Lincoln Financial Media revenues are net of $8 million of commissions paid to agencies for the three months ended March 31, 2007.
(3)    Includes realized gains (losses) on investments of $26 million and $(11) million for the three months ended March 31, 2007 and 2006, respectively; realized gains on derivative instruments of $4 million for the three months ended March 31, 2006; and gains on reinsurance embedded derivative/trading securities of $6 million for the three months ended March 31, 2006.
(4)    Includes realized gains (losses) on investments of $17 million and $(6) million for the three months ended March 31, 2007 and 2006; realized gains on derivative instruments of $2 million for the three months ended March 31, 2006; and gains on reinsurance embedded derivative/trading securities of $4 million for the three months ended March 31, 2006.

11. Earnings Per Share

The income used in the calculation of our diluted earnings per share is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the DIUS stock option incentive plan of less than $1 million for all periods presented.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended
	March 31,
	2007	2006
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	274,889,645	174,577,421
Shares to cover conversion of preferred stock	200,960	243,371
Shares to cover non-vested stock	1,148,067	1,560,646
Average stock options outstanding during the period	14,322,952	8,850,988
Assumed acquisition of shares with assumed proceeds
and benefits from exercising stock options (at average
market price for the year).	(12,137,623)	(7,778,439)
Shares repurchaseable from measured but unrecognized
stock option expense	(255,647)	(824,764)
Average deferred compensation shares	1,308,460	1,300,430
Weighted-average shares, as used in diluted calculation	279,476,814	177,929,653

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

12. Restructuring Charges

2006 Restructuring Plan

Upon completion of the merger with Jefferson-Pilot, we implemented a restructuring plan relating to the integration of our legacy operations with those of Jefferson-Pilot. The realignment will enhance productivity, efficiency and scalability while positioning us for future growth.

The following is the detail of the reserve for restructuring charges:

(in millions)	Total
Restructuring reserve at December 31, 2006	$8

Amounts incurred in the first three months of 2007
Employee severance and termination benefits	1
Other	3
Total 2007 restructuring charges	4
Amounts expended in the first three months of 2007	(6)
Restructuring reserve at March 31, 2007	$6

Additional amounts expended in the first three months of 2007
that do not qualify as restructuring charges	$10
Total expected costs	180

Expected completion date	4th Quarter 2009

The total expected costs include both restructuring charges and additional expenses that do not qualify as restructuring charges that are associated with the integration activities. In addition, involuntary employee termination benefits were recorded in goodwill as part of the purchase price allocation (see Note 3). Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities in the purchase price allocation in 2006. The remaining liability balance at December 31, 2006 was $3 million. In the first quarter of 2007, an additional $8 million was recorded to goodwill and other liabilities as part of the final adjustment to the purchase price allocation related to employee severance and termination benefits. Through March 31, 2007 approximately $13 million of these costs were incurred and the remaining liability balance at March 31, 2007 was $8 million.

Restructuring charges for this plan in the first three months of 2007 were included in underwriting, acquisition, insurance and other expenses within Other Operations on the Consolidated Statements of Income.

13. Subsequent Event

On May 1, 2007, we announced plans to change the retirement benefits provided to employees, which include replacing traditional pension retirement benefits with a new defined contribution plan beginning January 1, 2008. This prospective change in benefits will not impact any of the pension retirement benefits that have already accrued to employees. On January 1, 2008, retirement benefits for employees will begin accruing through the new defined contribution plan. This change is not expected to be material to our future earnings, but will result in a one-time curtailment gain of $9 million ($6 million after-tax) in the second quarter of 2007, which will be reported within Other Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of March 31, 2007, compared with December 31, 2006, and the results of operations of LNC for the three months ended March 31, 2007 and 2006. On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (Jefferson-Pilot). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC’s. As part of the merger, we realigned our businesses to conform to the way we intend to manage and assess our business going forward. Accordingly, all prior period segment results have been adjusted to reflect the new segmentation. The financial information presented herein for the three months ended March 31, 2006, reflects only the accounts of LNC. The balance sheet information presented below is as of March 31, 2007 and December 31, 2006. The statement of operations information is for the three months ended March 31 for each respective year.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, see Note 3 to the consolidated financial statements in this Form 10-Q.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto presented in “Item 1” (“consolidated financial statements”) and “Item 7 Management’s Discussion and Analysis of Financial Condition, Results of Operations” (“MD&A”), “Item 1A Risk Factors” and “Item 8 Consolidated Financial Statements” in our latest annual report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

This report contains certain financial information determined by methods other than in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenue and income (loss) from operations by segment in Note 10 to our unaudited consolidated financial statements. Our management and Board of Directors believe that operating revenue and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenue and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Certain reclassifications have been made to prior periods’ financial information to conform to the 2007 presentation.

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
•
A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income, including as a result of investor-owned life insurance business;

•
Changes in accounting principles generally accepted in the United States (“GAAP”) that may result in unanticipated changes to LNC’s net income, including the impact of adopting Statements of Financial Accounting Standard 157 and 159;

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

We provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and are reporting results through seven business segments. These operating businesses and their segments are described in “Part I--Item 1--Business” of the 2006 Form 10-K.

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

In 2007, we are launching a larger, unified product suite available to our distribution force. To this end and as discussed further below under “Recent Developments,” we reorganized our insurance subsidiaries by merging several insurance subsidiaries.

During 2007 we expect our major challenges to include:

•	The continued, successful integration of the Jefferson-Pilot businesses and the success of our new unified product portfolio.

•
While recent increases in long-term rates have eased pressure on spreads, a continuation of the low interest rate environment creates a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The ability to generate tangible results from Retirement Income Security Ventures (“RISV”).

•	The continued, successful expansion of our wholesale distribution businesses.

•	The ability to improve financial results and sales growth in Employer Markets.

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

Recent Developments

On March 8, 2007, we sold $500 million aggregate principal amount of our 6.05% Capital Securities due April 20, 2067. Additionally, we sold $250 million aggregate principal amount of our Floating Rate Senior Notes due March 12, 2010.

On March 14, 2007, we entered into an agreement to purchase shares of our common stock for an aggregate purchase price of $350 million under an accelerated stock buyback program. Pursuant to the agreement, the minimum number of shares to be purchased has been set at approximately 4.8 million while the maximum is approximately 5.9 million. On March 19, 2007, approximately 4.8 million shares were delivered to us. Additional shares may be delivered to us at the end of the program, depending on the price of our shares during the remainder of the program, which is expected to conclude in the third quarter of 2007.

As part of our continuing merger integration, on April 2, 2007, we completed the merger of one of our wholly owned insurance subsidiaries, Jefferson-Pilot Life Insurance Company, a North Carolina domiciled insurer, with and into The Lincoln National Life Insurance Company ("LNL"), an Indiana domiciled insurer. LNL remains an Indiana domiciled insurer. We also completed the merger of Jefferson Pilot LifeAmerica Insurance Company ("JPLA"), a New Jersey domiciled insurer, and Lincoln Life & Annuity Company of New York, a New York domiciled insurer. JPLA has been redomiciled to New York and renamed Lincoln Life & Annuity Company of New York ("LLANY").

On April 2, 2007 we announced the introduction of our new Unified Product Portfolio (UPP), a wide array of life insurance, annuity and linked benefit products. We expect to phase in UPP over the next few months, with fixed products being the first to market. These include universal life products and fixed and indexed annuities. We expect to launch variable products, including variable annuities and variable universal life, and term products during this summer. Our new product portfolio will offer solutions to baby boomers no matter where they may be in the wealth management cycle.

On May 1, 2007 we announced plans to change the retirement benefits provided to employees, which include replacing traditional pension retirement benefits with a new defined contribution plan beginning January 1, 2008. For additional details, see Note 13 of our consolidated financial statements.

During the first quarter of 2007, we called for redemption $312 million in long-term debt with interest rates ranging from 8.14% to 8.285%.

For a description of the sales and redemptions, see “Review of Consolidated Financial Condition - Liquidity and Capital Resources” below.

Critical Accounting Policies

The MD&A included in our 2006 Form 10-K contains a detailed discussion of our critical accounting policies. The following information updates the critical accounting policies provided in the 2006 Form 10-K.

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

For a detailed discussion of the cumulative effect of adoption of SOP 05-1 recorded to our January 1, 2007 Consolidated Balance Sheets, see Note 2 of our consolidated financial statements. The adoption of this new guidance primarily impacts our Individual Markets Annuities and Employer Markets Group Protection businesses, and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and VOBA. In addition, the adoption of SOP 05-1 resulted in a $6 million, pre-tax, increase to underwriting, acquisition, insurance and other expenses in the first three months of 2007, which was attributable to changes in DAC and VOBA deferrals and amortization. The impact is expected to be approximately $14 million, pre-tax, for the remainder of 2007. In addition, due to the changes in our GMDB annuity reserves and DSI, we expect benefits to increase by approximately $2 million, pre-tax, for the twelve months ended December 31, 2007. The impact on amortization of DFEL is expected to be less than $1 million.

As equity markets do not move in a systematic manner, we use a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption. Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are impossible to predict, the underlying premise of this process is that best estimate projections of future EGPs, as required by Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI and DFEL. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption. For more information about the implications of declines and advances in equity markets and our RTM process, see “Part II - Item 7 - Critical Accounting Policies” in our 2006 Form 10-K.

The table below presents the balances by business segment as of March 31, 2007.

	Individual Markets		Employer Markets
March 31, 2007 (in millions)	Annuities	Life Insurance	Retirement Products	Group Protection	Lincoln UK	Total
DAC and VOBA	$2,082	$4,796	$750	$104	$803	$8,535
DSI	206	-	-	-	-	206
Total DAC, VOBA and DSI	2,288	4,796	750	104	803	8,741
DFEL	105	491	22	-	400	1,018
Net DAC, VOBA, DSI and DFEL	$2,183	$4,305	$728	$104	$403	$7,723

Derivatives

Guaranteed Minimum Withdrawal and Guaranteed Income Benefits

The Individual Markets Annuity segment has a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage GMWB feature and our i4LIFE® Advantage GIB feature that is available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB. This dynamic hedging strategy utilizes U.S.-based and international equity futures and options as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB and GIB guarantees caused by those same factors. At March 31, 2007, the embedded derivative for GMWB was an asset valued at $63 million and the embedded derivative for i4LIFE® Advantage GIB was an asset valued at $16 million.

Income Taxes

Management uses certain assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and federal income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

We adopted FASB Interpretation No. 48, - “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109” ("FIN 48") effective January 1, 2007 and recorded an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings with no impact on net income. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in federal income tax expense volatility in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. For a detailed discussion of FIN 48, see Note 2 and Note 4 of our consolidated financial statements.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months Ended
	March 31,		Increase
(in millions)	2007	2006	(Decrease)
Insurance premiums	$459	$78	NM
Insurance fees	779	475	64%
Investment advisory fees	90	78	15%
Communications revenue (net)	67	-	NM
Net investment income	1,090	678	61%
Amortization of deferred gain on indemnity
reinsurance	19	19	0%
Other revenues and fees	140	95	47%
Realized gain (loss)	26	(1)	NM
Total revenue	2,670	1,422	88%
Benefits	1,194	582	105%
Underwriting, acquisition, insurance and
other expenses	805	503	60%
Communications expenses	41	-	NM
Interest and debt expenses	61	22	177%
Total benefits and expenses	2,101	1,107	90%

Income before taxes	569	315	81%
Federal income taxes	173	94	84%
Net income	$396	$221	79%

Items included in net income (after-tax):
Realized gain (loss) on investments and
derivative instruments	$17	$(4)
Net gain on reinsurance embedded
derivative/trading securities	-	4
Restructuring charges	(3)	-

The table below provides a detailed comparison of items included within net realized investment gains (losses).

	Three Months Ended
	March 31,		Improvement
(in millions)	2007	2006	(Worsening)
Realized gains on investments	$66	$25	164%
Realized losses on investments	(20)	(21)	5%
Realized gain (loss) on derivative instruments	-	4	-100%
Amounts amortized to balance sheet accounts	(18)	(11)	-64%
Gain on reinsurance embedded derivative/trading securities	-	6	-100%
Investment expenses	(2)	(4)	50%
Net gains (losses) on investments and derivative instruments	$26	$(1)	NM
Write-downs for other-than-temporary impairments included in
realized losses on investments above	$(4)	$(2)	-100%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below.

	Three Months Ended
	March 31,		Improvement
(in millions)	2007	2006	(Worsening)
Deposits
Individual Markets:
Annuities	$2,821	$2,136	32%
Life Insurance	1,039	488	113%
Employer Markets:
Retirement Products - Defined Contributions	1,487	1,240	20%
Retirement Products - Executive Benefits	65	47	38%
Investment Management	6,033	9,064	-33%
Consolidating adjustments (1)	(909)	(739)	-23%
Total Deposits	$10,536	$12,236	-14%

Net Flows
Individual Markets:
Annuities	$754	$770	-2%
Life Insurance	698	257	172%
Employer Markets:
Retirement Products - Defined Contributions	221	180	23%
Retirement Products - Executive Benefits	(75)	40	NM
Investment Management	(89)	4,899	NM
Consolidating adjustments (1)	45	42	7%
Total Net Flows	$1,554	$6,188	-75%

			As of
	As of March 31,		December 31,	Increase over	Increase over
(in millions)	2007	2006	2006	Prior year	Prior quarter
Assets Under Management by Advisor (2)
Investment Management:
External Assets	$98,146	$86,428	$97,306	14%	1%
Insurance-related Assets	67,292	41,995	67,067	60%	0%
Lincoln UK	10,255	8,986	10,108	14%	1%
Within Business Units (Policy Loans)	2,767	1,860	2,760	49%	0%
By Non-LNC Entities	58,571	43,726	56,282	34%	4%
	$237,031	$182,995	$233,523	30%	2%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(2)
Assets under management by advisor provides a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of the Three Months Ended March 31, 2007 to 2006

Revenues

The merger with Jefferson-Pilot was the primary driver for the increase in insurance premiums and fees for the three months ended March 31, 2007 compared to the same period in 2006. In addition to the merger, the increase in insurance fees and investment advisory fees during the first quarter of 2007 reflects growth in assets under management, as well as, the effects of favorable equity market performance during the last twelve months. Assets under management increased 30% as a result of the Jefferson-Pilot merger, positive net flows and equity market gains. The average level of the equity markets was higher for the three months ended March 31, 2007 compared to the same period in 2006, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 Index® at March 31, 2007 was 9.7% higher than at March 31, 2006 and the average daily S&P 500 Index® for the first quarter of 2007 was 11.1% higher than the first quarter of 2006.

The increase in net investment income for the first quarter of 2007 compared to the same period in 2006 primarily reflects the addition of Jefferson-Pilot investment assets, higher portfolio yields and higher invested assets due to the favorable effect of asset growth from net flows. Negative fixed (including the fixed portion of variable annuity) net flows partially offset growth in our indexed and variable annuity net flows. Fixed annuity net flows in the first quarter of 2007 were unfavorably impacted by higher withdrawals driven by the expiration of multi-year crediting rate guarantees on certain products we sold three to five years ago.

Included in revenues were net realized gains on investments of $26 million for the first quarter of 2007 compared to losses of $1 million for the first quarter of 2006. See “Consolidated Investments” below for additional information on our investment performance.

Benefits and Expenses

Consolidated benefits and expenses increased $994 million, or 90%, for the first quarter of 2007 compared to the same period in 2006, primarily due to the merger with Jefferson-Pilot. See “Results of Operations by Segment” below for further discussion by segment. Expenses related to growth in our business were partially offset by the effect of spread management through lower crediting rates on interest sensitive business, the lower interest credited from lower fixed annuity account values resulting from net outflows on fixed annuities and movements from fixed to variable annuity products.

Consolidated expenses for the first quarter of 2007 include $14 million for integration costs, including restructuring charges that were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger. These actions will be ongoing and are expected to be substantially complete by late 2008, with a total estimated cost of $180 million pre-tax. In addition, the adoption of SOP 05-1 resulted in a $6 million, pre-tax, increase to underwriting, acquisition, insurance and other expenses in the first three months of 2007, which was attributable to changes in DAC and VOBA deferrals and amortization.

We expect to record a one-time curtailment gain of $9 million ($6 million after-tax) in the second quarter of 2007 related to a change in our employee benefit plans, for additional information on this change, see “Recent Developments”, “Other Operations” and Note 13 to our consolidated financial statements.

For additional information on restructuring charges, see Note 12 to our consolidated financial statements.

RESULTS OF OPERATIONS BY SEGMENT

Following is a reconciliation of our income from operations to our consolidated net income:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Revenue
Segment operating revenue
Individual Markets:
Annuities	$605	$375
Life Insurance	971	500
Total Individual Markets	1,576	875
Employer Markets:
Retirement Products	359	306
Group Protection	361	-
Total Employer Markets	720	306
Investment Management (1)	150	140
Lincoln UK	91	70
Lincoln Financial Media (2)	67	-
Other Operations	75	61
Consolidating adjustments	(35)	(29)
Net realized investment results (3)	26	(1)
Revenue	$2,670	$1,422

Net Income
Segment operating income
Individual Markets:
Annuities	$121	$66
Life Insurance	167	69
Total Individual Markets	288	135
Employer Markets:
Retirement Products	64	60
Group Protection	23	-
Total Employer Markets	87	60
Investment Management	16	15
Lincoln UK	11	11
Lincoln Financial Media	12	-
Other Operations	(35)	-
Net realized investment results (4)	17	-
Net income	$396	$221

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $25 million for both the three months ended March 31, 2007 and 2006.

(2)	Lincoln Financial Media revenues are net of $8 million of commissions paid to agencies for the three months ended March 31, 2007.
(3)
Includes realized gains (losses) on investments of $26 million and $(11) million for the three months ended March 31, 2007 and 2006, respectively; realized gains on derivative instruments of $4 million for the three months ended March 31, 2006; and gains on reinsurance embedded derivative/trading securities of $6 million for the three months ended March 31, 2006.

(4)
Includes realized gains (losses) on investments of $17 million and $(6) million for the three months ended March 31, 2007 and 2006; realized gains on derivative instruments of $2 million for the three months ended March 31, 2006; and gains on reinsurance embedded derivative/trading securities of $4 million for the three months ended March 31, 2006.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

Individual Markets - Annuities

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Insurance premiums	$13	$9	44%
Insurance fees	236	174	36%
Net investment income	266	148	80%
Other revenues and fees	90	44	105%
Total operating revenues	605	375	61%
Operating Expenses
Insurance benefits	188	115	63%
Underwriting, acquisition, insurance and other expenses	256	173	48%
Total operating expenses	444	288	54%
Income from operations before taxes	161	87	85%
Federal income taxes	40	21	90%
Income from operations	$121	$66	83%

	Three Months Ended
	March 31,		Improvement
Net Flows (in millions)	2007	2006	(Worsening)
Variable portion of variable annuity deposits	$2,000	$1,666	20%
Variable portion of variable annuity withdrawals	(1,179)	(959)	-23%
Variable portion of variable annuity net flows	821	707	16%
Fixed portion of variable annuity deposits	535	449	19%
Fixed portion of variable annuity withdrawals	(151)	(164)	8%
Fixed portion of variable annuity net flows	384	285	35%
Total variable annuity deposits	2,535	2,115	20%
Total variable annuity withdrawals	(1,330)	(1,123)	-18%
Total variable annuity net flows	1,205	992	21%
Indexed annuity deposits	160	-	NM
Indexed annuity withdrawals	(63)	-	NM
Indexed annuity net flows	97	-	NM
Fixed annuity deposits	126	21	NM
Fixed annuity withdrawals	(674)	(243)	NM
Fixed annuity net flows	(548)	(222)	NM
Total annuity deposits	2,821	2,136	32%
Total annuity withdrawals	(2,067)	(1,366)	-51%
Total annuity net flows	$754	$770	-2%

Annuities incremental deposits	$2,794	$2,111	32%

	As of March 31,		Increase
Account Values (in millions)	2007	2006	(Decrease)
Variable annuities	$53,776	$44,314	21%
Fixed annuities (including indexed annuities)	14,663	6,745	117%
Fixed annuities ceded to reinsurers	(1,689)	(2,202)	23%
Total fixed annuitites	12,974	4,543	186%
Total annuities	$66,750	$48,857	37%

Fixed portion of variable annuities	$3,476	$3,819	-9%

	Three Months Ended		Basis Points
	March 31,		Increase
Interest Rate Spreads	2007	2006	(Decrease)
Net investment income yield	5.87%	5.84%	3
Interest rate credited to policyholders	3.75%	3.93%	(18)
Interest rate spread	2.12%	1.91%	21
Effect on yield and interest rate spread:
Commercial mortgage loan prepayment
and bond makewhole premiums	0.05%	0.09%	(4)
Interest rate spread, excluding the above items	2.07%	1.82%	25

Average fixed annuity account values (in millions)	$17,738	$9,695

Effect on income from operations (after-DAC,
after-tax) (in millions):
Commercial mortgage loan prepayment
and bond makewhole premiums	$1	$1

	Three Months Ended
	March 31,		Increase
March 31, (in millions)	2007	2006	(Decrease)
Average Daily Variable Account Values	$49,284	$39,947	23%

Comparison of the Three Months Ended March 31, 2007 to 2006

Income from operations for this segment increased $55 million, or 83%, for the first quarter of 2007 compared to the same period in 2006. The increase is due primarily to growth in account values from positive net flows and favorable market conditions, and the merger with Jefferson-Pilot. The adoption of SOP 05-1 resulted in a cumulative effect reduction of $28 million in the segment’s DAC and VOBA balances. The adoption of SOP 05-1 also increased DAC and VOBA amortization by $4 million for the first quarter of 2007. The impact is expected to be approximately $6 million, pre-tax, for the remainder of 2007.

Revenues

Insurance fees increased 36% for the first quarter of 2007 compared to the same period in 2006, due to increases in average daily variable annuity account values and an increase in expense assessment rates resulting primarily from increase in account values with elective riders. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 Index® at March 31, 2007 was 9.7% higher than at March 31, 2006 and the average daily S&P 500 Index® for the first quarter of 2007 was 11.1% higher than the first quarter of 2006.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 32% for the first quarter of 2007 compared to the same period in 2006, primarily due to growth in the variable annuity business. The increase in fixed annuity deposits from the previous year includes $160 million of deposits into indexed annuity products, which were added to our product portfolio as a result of the merger with Jefferson-Pilot.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln SmartSecuritySM Advantage and i4Life® Advantage features and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 20% for the first quarter of 2007 compared to the same period in 2006.

The other component of net flows relates to the retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. The overall lapse rate for the first quarter of 2007 was 10.4%, compared to 9.2% for the same period in 2006. See the discussion below for the drivers of the increased lapse rates.

Included in our suite of fixed annuity products are several multi-year guarantee products. Our Step Five Fixed Annuity products have a 60-day window period following each five-year fixed guarantee period during which there is no surrender charge and where crediting rates are reset at the beginning of the window period. Account values for these products were $1.9 billion at March 31, 2007, with approximately $0.7 billion of account values entering the window period throughout the remainder of 2007. Amounts after 2007 are not significant. During the first quarter of 2007, approximately $0.2 billion of account values entered the window period of which 38% lapsed. The after-DAC, after-tax effect to the earnings of the segment is mitigated in part by a 50% coinsurance arrangement on 89% of the account values. See “Reinsurance” for additional information on this arrangement. Account values for our other multi-year guaranteed products were $1.7 billion at March 31, 2007, with approximately $0.3 billion of the account value entering the window period throughout the remainder of 2007. During the first quarter of 2007, approximately $89 million of these multi-year guarantee products reset with approximately 77% lapsing where the holder did not select another of our products. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time.

Our fixed annuity business also includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $3.7 billion at March 31, 2007 with 40% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 41 basis points in excess of average minimum guaranteed rates. Our ability to retain the multi-year guarantee and annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.
Net investment income increased $118 million, or 80%, for the first quarter of 2007 compared to the same period in 2006. The increase in net investment income is due to the increase in fixed account values which were acquired in the Jefferson-Pilot merger. Overall growth in net investment income has been constrained due primarily to lower investment portfolio yields, lower average fixed annuity account values and net outflows. Net investment income included $2 million (5 basis points) and $3 million (9 basis points), pre-DAC, pre-tax, from commercial mortgage loan prepayment and bond makewhole premiums for the periods ended March 31, 2007 and 2006, respectively. Net investment income for the first quarter of 2007 also includes an increase of $1 million (pre-DAC, pre-tax) from the mark-to-market adjustment for S&P 500 Index® call options supporting the hedge program for the indexed annuity business. This adjustment, which is largely offset by a $4 million ($1 million after-DAC, after-tax) related adjustment in interest credited is included within insurance benefits expense but is excluded from spread calculations.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s insurance benefits. The annuity product interest rate spread represents the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less the mark-to-market adjustment on the indexed annuity business, bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Interest credited to policyholder balances increased for the first quarter of 2007 compared to the same period in 2006 as a result of the Jefferson-Pilot merger, partially offset by lower average fixed account values and lower average crediting rates. Interest credited for the first quarter of 2007 was also reduced by $4 million ($3 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. These adjustments increased our interest rate spread by 9 basis points.

The interest rate spread table above summarizes the effect of changes in the portfolio yield and the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The adjusted interest rate spread was 2.07% and 1.82% for the first quarter of 2007 and 2006, respectively. The improvement is primarily due to a reduction in crediting rates year over year and the 9 basis point increase attributable to the opening balance sheet adjustment.

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

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $182 million and $106 million for the first quarter of 2007 and 2006, respectively. Increases from the merger with Jefferson-Pilot were partially offset by past actions taken to lower crediting rates commensurate with the reduction in the overall investment yield over the last several years and lower fixed account values. See the table above for the interest rate credited to policyholders. Interest credited decreased $1 million from the unfavorable fair value adjustment on our indexed annuity product liabilities, as discussed above. This fair value adjustment, which is influenced by equity markets and interest rates used for discounting the calculation, can be volatile from period to period affecting the comparability of interest credited.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. For first quarter of 2007, favorable market conditions resulted in decreased insurance benefits for the GMDB, GMWB and GIB riders, which were offset by unfavorable hedge results compared to 2006. The effect of changes in net reserve and benefit payments and results of the hedge program attributable to these guaranteed benefits was such that the period over period variances was a decrease to benefits and expenses of $3 million ($1 million after-DAC, after-tax).

At March 31, 2007, the segment’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.3 billion. The related GAAP and statutory reserves were $22 million and $42 million, respectively. The comparable amounts at December 31, 2006, were a NAR of $0.3 billion, GAAP reserves of $23 million and statutory reserves of $42 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount we would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and consider other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of March 31, 2007:

	Type of GMDB Feature
	Return of	High Water
	Premium	Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$25.3	$23.1	$0.4	$5.0	$53.8
% of Total Annuity Account Value	47.0%	42.9%	0.7%	9.4%	100.0%
Average Account Value (thousands)	$109.0	$108.3	$82.5	$75.8	$104.3
Average NAR (thousands)	5.0	6.4	12.3	N/A	6.4
NAR (billions)	0.1	0.2	-	-	0.3
Average Age of Contract Holder	64	64	67	62	57
% of Contract Holders > 70 Years of Age	14.7%	31.1%	41.6%	31.7%	20.0%

We have variable annuity contracts containing GMDBs that have a dollar-for-dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar-for-dollar basis. For contracts containing this dollar-for-dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar-for-dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar-for-dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar-for-dollar withdrawal GMDB exposure. Beginning in 2003, the GMDB feature offered on new contract sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of March 31, 2007, there were 814 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $52 million.

Underwriting, acquisition, insurance and other expenses increased $83 million, or 48%, for the first quarter of 2007 compared to the same period in 2006. The increases were driven by the merger with Jefferson-Pilot and account value growth from sales and favorable equity markets, which resulted in higher commission expenses, net of deferrals and higher DAC amortization. Underwriting, acquisition, insurance and other expenses for the first quarter of 2007 were increased by $2 million ($1 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

Individual Markets - Life Insurance

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Insurance premiums	$88	$51	73%
Insurance fees	419	200	110%
Net investment income	454	239	90%
Other revenues and fees	10	10	0%
Total operating revenues	971	500	94%
Operating Expenses
Insurance benefits	498	262	90%
Underwriting, acquisition, insurance and other expenses	221	133	66%
Total operating expenses	719	395	82%
Income from operations before taxes	252	105	140%
Federal income taxes	85	36	136%
Income from operations	$167	$69	142%

	Three Months Ended		Basis Points
	March 31,		Increase
Interest Rate Spreads	2007	2006	(Decrease)
Interest-Sensitive Products
Net investment income yield	6.48%	6.48%	-
Interest rate credited to policyholders	4.46%	4.60%	(14)
Interest rate spread	2.02%	1.88%	14
Effect on yield and interest rate spreads:
Commercial mortgage loan prepayment
and bond makewhole premiums	0.21%	0.07%	14
Interest rate spread, excluding the above items	1.81%	1.81%	-

Effect on income from operations (after-DAC,
after-tax) (in millions):
Commercial mortgage loan prepayment
and bond makewhole premiums	$4	$2

Traditional Products
Net investment income yield	6.41%	6.72%	(31)
Effect on yield:
Commercial mortgage loan prepayment
and bond makewhole premiums	0.02%	0.15%	(13)
Net investment income yield, excluding the above items	6.39%	6.57%	(18)
Effect on income from operations (after-tax) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$-	$1

	Three Months Ended
	March 31,		Increase
(in millions)	2007	2006	(Decrease)
Sales by Product
Universal Life ("UL")
Excluding MoneyGuard®	$166	$41	NM
MoneyGuard®	7	8	-13%
Total Universal Life	173	49	253%
Variable Universal Life ("VUL")	21	10	110%
Whole Life	-	1	-100%
Term	9	8	13%
Total	$203	$68	199%

Net Flows (in millions)
Deposits	$1,039	$488	113%
Withdrawals and Deaths	(341)	(231)	-48%
Net flows	$698	$257	172%
Policyholder Assessments	$601	$294	104%

	As of March 31,		Increase
(in millions)	2007	2006	(Decrease)
Account Values
Universal Life	$22,228	$11,913	87%
Variable Universal Life	4,696	2,355	99%
Total life insurance account values	$26,924	$14,268	89%

In-Force Face Amount
Universal Life and Other	$272,920	$129,584	111%
Term Insurance	235,491	191,825	23%
Total in-force	$508,411	$321,409	58%

Net Amount at Risk
Universal Life and Other	$242,100	$112,900	114%
Term Insurance	234,300	190,900	23%
Total net amount at risk	$476,400	$303,800	57%

Comparison of the Three Months Ended March 31, 2007 to 2006

Income from operations for this segment increased $98 million, or 142%, for the first quarter of 2007 compared to the same period in 2006. The increase was driven by the merger with Jefferson-Pilot. Excluding the increased operating results from the merger, income from operations during the first quarter of 2007 increased over the same period in 2006 due to favorable investment results, insurance fees and growth of business in force, partially offset by higher amortization expense.

Revenues

Revenues for the first quarter of 2007 increased 94% compared to the same period in 2006 due to the inclusion of results from the Jefferson-Pilot companies beginning in April 2006. Revenues from insurance fees were up 110% for the three months ended March 31, 2007 compared to the same period in 2006 also due to the inclusion of results from the Jefferson-Pilot companies. Revenues for insurance fees for the first quarter of 2007 were reduced by $5 million ($2 million after-DAC, after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. In addition to the effects of the merger, growth in mortality and expense assessments for the first quarter of 2007 compared to the same period in 2006 was primarily related to higher sales in the first quarter of 2007 compared to the same period in 2006 and increased business in force due to new sales and favorable persistency. The improved persistency results should positively affect future revenues.

During the first quarter of 2007 compared to the same period in 2006, life insurance in-force grew as a result of and in addition to the Jefferson-Pilot merger. In-force growth should be considered independently with regard to term products versus permanent products, as term products have a lower profitability in relation to face amount compared to permanent products. Insurance premium revenue relates primarily to whole life and term life insurance products. Excluding the impact of the Jefferson-Pilot companies, insurance premiums for term insurance increased 19% for the first quarter of 2007 compared to the same period in 2006, while insurance premiums for whole life decreased 10%. For term insurance, gross premiums grew 4% in the first quarter of 2007 from continued growth in the term insurance book of business. Also contributing to the growth in net term insurance premiums was a 5% reduction in premiums paid for reinsurance coverage in the first quarter of 2007 compared to the same period in 2006, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and changed from using coinsurance to using renewable term insurance. See “Reinsurance” below for additional information regarding our reinsurance coverage.

Sales in the table above and as discussed below are reported as follows:

▪	UL, VUL, MoneyGuard® - 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target.

▪	Whole Life and Term - 100% of first year paid premiums.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are an indicator of future profitability. Total sales for the first quarter of 2007 compared to the same period in 2006 increased $135 million as a result of the merger and strong performance by our distributors. Due to the first quarter sales benefiting from a large case and the introduction of the UPP we may see sales slow over the next two quarters. We believe that our sales of universal life products include sales with investor-owned life insurance characteristics. We have implemented procedures to identify sales believed to be associated with this type of business in order to prevent investor-owned life insurance policies from being issued. However, accurate identification of these policies can be difficult and we continue to modify our screening procedures. We cannot predict whether or not these sales will ultimately impact our profitability, however, returns on universal life business sold as part of investor-owned designs are believed to be lower than traditional estate planning universal life sales due in part to zero-expected lapses.

UL and VUL products with secondary guarantees represented approximately 27% of permanent life insurance in-force at March 31, 2007 and approximately 69% of sales for these products during the first quarter of 2007. Actuarial Guideline 38 (“AXXX”) imposes additional reserve requirements for these products - See “Review of Consolidated Financial Condition - Sources of Liquidity and Cash Flow - Financing Activities” for further information on the manner in which we reinsure our AXXX reserves.

Net investment income increased $215 million, or 90%, in the first quarter of 2007 compared to the same period in 2006, with the increase being driven by the merger with Jefferson-Pilot. Excluding the effects of the merger, growth in investment income was due to in-force growth, higher commercial mortgage loan prepayments, and bond makewhole premiums and investment income from alternative investments.

The interest rate spread on interest-sensitive products is the difference between the interest to be credited to policyholder accounts and the interest income we earn on the assets supporting the policyholder accounts. Traditional products use interest income to build the policy reserves. At March 31, 2007 and 2006, interest sensitive products represented approximately 81% and 78%, respectively, of total invested assets.  Interest rate spreads for interest sensitive products increased 14 basis points in the first quarter of 2007 compared to the same period in 2006. Excluding the effects of commercial mortgage loan prepayment and bond makewhole premiums, interest rate spreads for interest sensitive products did not change in the first quarter of 2007, compared to the same period in 2006. The first quarter of 2007 interest rate spread on interest-sensitive products was also positively impacted by 4 basis points due to an extension of our investment portfolio premium amortization period and 6 basis points due to reduced interest credited attributable to having one fewer calendar day in the first quarter of 2007 than we will have in the second quarter of 2007.

For the first quarter of 2007, spreads between new money rates and general account yields remained steady. At March 31, 2007, 49% of interest sensitive account values have crediting rates at contract guaranteed levels, and 41% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-

term income from operations through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $252 million and $142 million for the periods ended March 31, 2007 and 2006, respectively, with the increase primarily attributable to the merger. Also contributing to the increase was growth in the book of business. Refer to the table above for the interest rate credited to policyholders. Insurance benefits for the first quarter of 2007 were reduced by $14 million ($6 million after-DAC, after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

During 2006, we undertook our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. Insurance benefits in 2006 include an increase to the reserve for our products with secondary guarantees. The reserve increase resulted from updating long-term assumptions, primarily investment interest rates. The change in assumptions is estimated to result in an increase in reserves in future quarters of approximately $2 million ($1 million after-tax). The reserve increase for the first quarter of 2007 was $2 million ($1 million after-tax).

The 2006 review also resulted in a negative net prospective unlocking adjustment, primarily reflecting the impact of the increased reserves related to the sale of life insurance products sold with secondary guarantees, partially offset by improved mortality and expense assumptions. The 2006 review also resulted in an increase in the on-going amortization expense of approximately $4 million pre-tax ($2 million after-tax) per quarter starting in the fourth quarter of 2006.

The segment had favorable retrospective DAC, VOBA and DFEL unlocking of $9 million pre-tax ($6 million after-tax) during the three months ended March 31, 2007, primarily due to favorable investment results and favorable persistency, and favorable retrospective DAC, VOBA and DFEL unlocking of $4 million pre-tax ($2 million after-tax) in the same period in 2006, primarily due to favorable mortality and persistency. DAC and VOBA amortization for the first quarter of 2007 was increased by $10 million ($6 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

Underwriting, acquisition, insurance and other expenses increased $88 million for the first quarter of 2007 compared to the same period in 2006, with the increase being driven primarily by the merger.

RESULTS OF EMPLOYER MARKETS

The Employer Markets business provides its products through two segments, Retirement Products and Group Protection. The Retirement Products segment operates through two lines of business - Defined Contribution, which provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces; and Executive Benefits, which provides corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) and contains an Institutional Pension business. The Group Protection segment of Employer Markets offers group life, disability, and dental insurance to employers. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

Employer Markets - Retirement Products

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Insurance premiums	$1	$1	0%
Insurance fees	77	64	20%
Net investment income	275	235	17%
Other revenues and fees	6	6	0%
Total operating revenues	359	306	17%
Operating Expenses
Insurance benefits	182	143	27%
Underwriting, acquisition, insurance and other expenses	85	77	10%
Total operating expenses	267	220	21%
Income from operations before taxes	92	86	7%
Federal income taxes	28	26	8%
Income from operations	$64	$60	7%

Retirement Products - Defined Contribution

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Insurance fees	$62	$58	7%
Net investment income	180	186	-3%
Other revenues and fees	5	5	0%
Total operating revenues	247	249	-1%
Operating Expenses
Insurance benefits	104	101	3%
Underwriting, acquisition, insurance and other expenses	72	73	-1%
Total operating expenses	176	174	1%
Income from operations before taxes	71	75	-5%
Federal income taxes	21	23	-9%
Income from operations	$50	$52	-4%

	March 31,		Increase
(in millions)	2007	2006	(Decrease)
Account Values
Variable Annuities	$17,676	$16,454	7%
Fixed Annuities	10,993	11,033	0%
Total Annuities	28,669	27,487	4%

Alliance Mutual Funds	5,807	4,248	37%
Total Annuities and Alliance	$34,476	$31,735	9%

Fixed Portion of Variable Annuity	$6,123	$6,343	-3%

	Three Months Ended
	March 31,		Improvement
Net Flows (in millions)	2007	2006	(Worsening)
Variable Portion of Variable Annuity Deposits	$655	$669	-2%
Variable Portion of Variable Annuity Withdrawals	(813)	(676)	-20%
Variable Portion of Variable Annuity Net Flows	(158)	(7)	NM
Fixed Portion of Variable Annuity Deposits	100	118	-15%
Fixed Portion of Variable Annuity Withdrawals	(233)	(220)	-6%
Fixed Portion of Variable Annuity Net Flows	(133)	(102)	-30%
Total Variable Annuity Deposits	755	787	-4%
Total Variable Annuity Withdrawals	(1,046)	(896)	-17%
Total Variable Annuity Net Flows	(291)	(109)	NM
Fixed Annuity Deposits	198	135	47%
Fixed Annuity Withdrawals	(166)	(108)	-54%
Fixed Annuity Net Flows	32	27	19%
Total Annuity Deposits	953	922	3%
Total Annuity Withdrawals	(1,212)	(1,004)	-21%
Total Annuity Net Flows	(259)	(82)	NM

Alliance Mutual Fund Deposits	534	318	68%
Alliance Mutual Fund Withdrawals	(54)	(56)	4%
Total Alliance Mutual Fund Net Flows	480	262	83%

Total Annuity and Alliance Deposits	1,487	1,240	20%
Total Annuity and Alliance Withdrawals	(1,266)	(1,060)	-19%
Total Annuity and Alliance Net Flows	$221	$180	23%

Annuities Incremental Deposits	$863	$908	-5%
Alliance Mutual Fund Incremental Deposits	533	318	68%
Total Annuities and Alliance Incremental Deposits (1)	$1,396	$1,226	14%

(1)  Incremental deposits represent gross deposits reduced by transfers from other segment products.

	Three Months Ended		Basis Points
	March 31,		Increase
Interest Rate Spread	2007	2006	(Decrease)
Net investment income yield	6.20%	6.35%	(15)
Interest rate credited to policyholders	3.81%	3.66%	15
Interest rate spread	2.39%	2.69%	(30)
Effect on yield and interest rate spread:
Commercial mortgage loan prepayment
and bond makewhole premiums	0.03%	0.15%	(12)
Interest rate spread adjusted for above items	2.36%	2.54%	(18)

Average fixed annuity account values (in millions)	$10,955	$11,003

Effect on income from operations (after-DAC, after-tax)
(in millions):
Commercial mortgage loan prepayment
and bond makewhole premiums	$-	$1

Comparison of the Three Months Ended March 31, 2007 to 2006

Income from operations for the Defined Contribution line of business within the Retirement Products segment decreased $2 million, or 4%, for the first quarter of 2007 compared to the same period in 2006, the net of higher insurance fees on higher average variable account values, more than offset by reductions in net investment income and an increase interest credited to contractholder funds.

Revenues

Insurance fees increased 7% for the first quarter of 2007 compared to the same period in 2006 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 Index® at March 31, 2007 was 9.7% higher than at March 31, 2006 and the average daily S&P 500 Index® for the first quarter of 2007 was 11.1% higher than the first quarter of 2006.

New deposits are an important component of our effort to grow the Defined Contribution business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. Deposits increased 20% in the first quarter of 2007 compared to the same period in 2006, primarily due to growth in the Alliance program.

Employer Markets serves the mid-large case 401(k) and 403(b) markets with our Alliance program. Deposits (including Alliance program fixed annuity deposits of $177 million) were $710 million in the first quarter of 2007, an increase of 64% from the same period in 2006. The Alliance program bundles our fixed annuity products with mutual funds, along with record keeping and employee education components. We earn fees for the services that we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the assets or liabilities reported in our Consolidated Balance Sheets.

The distribution model for the small case 401(k) Market is focused on driving growth through financial intermediaries. The two primary products we sell into this market are Director and Lincoln American Legacy Retirement (LALR). As part of the strategic redesign of this model, in October 2006, we terminated the relationship with the third-party wholesaler and committed resources to developing our own external and internal sales force. During the first quarter of 2007, 401(k) Director product sales were down 6% from the same period in 2006 due to the termination of the third-party wholesaler. We expect that the benefits associated with our investment in a new wholesaling force will outweigh any short-term consequences of terminating our third-party wholesaling relationship.

The other component of net flows relates to the retention of our business as demonstrated by our lapse rates. The overall lapse rate for our Defined Contribution annuity products was 15.2% for the first quarter of 2007 compared to 13.4% for the same period in 2006. The period over period increase in annuity product lapses occurred in the 401(k) Director product and several other aging product blocks.

Net investment income decreased 3% for the first quarter of 2007 compared to the same period in 2006 as a result of a net decrease in average fixed account values. The decrease also includes a decrease in commercial mortgage loan prepayment and bond makewhole premiums from $4 million for the first quarter of 2006 to $1 million for the first quarter of 2007.

A portion of the net investment income in this segment is credited to our fixed annuity policyholders. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate spreads represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on investment portfolios supporting fixed products and the fixed portion of variable products divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products divided by the average fixed account values.

The interest rate spread table above summarizes the effect on income from operations of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on an after-DAC, after-tax basis. The interest rate spread decreased to 2.39% for the first quarter of 2007 from 2.69% for the same period in 2006. This was driven by a decrease in investment income yield and an increase in crediting rates. After removing the effects of prepayment premiums, the interest rate spread was 2.36% for the first quarter of 2007 compared to 2.54% for the same period in 2006. In response to the competitive environment, we increased crediting rates in April 2006 by 10 basis points for a series of our fixed annuity products with approximately $6 billion of account values. Effective October 1, 2006, we increased the crediting rates for these products by an additional 10 basis points. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment premiums. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” of this

Form 10-Q.

Benefits and Expenses

Interest credited to policyholders is included in insurance benefits and increased 4% for the first quarter of 2007 compared to the same period in 2006. The increase is a result of the increase in crediting rates discussed above. See the table above for the interest rate credited to policyholders.

Underwriting, acquisition, insurance and other expenses decreased 1% for the first quarter of 2007 compared to the same period in 2006. This decrease was primarily the result of less favorable DAC and VOBA adjustments, lower incentive compensation accruals and a change in expense allocation methodology put into effect in the second quarter of 2006 as a result of the Jefferson-Pilot merger, which shifted expenses to other business segments. The change in methodology was not material to the other segments and did not affect consolidated expenses.

A portion of the variable annuity contracts in the segment contain GMDB’s in the form of a Return of Premium (“ROP”) GMDB feature, which guarantees a return of premiums adjusted for any withdrawals. At March 31, 2007, approximately $14.3 billion, or 60%, of variable annuity contract account values contained an ROP death benefit feature and the net amount at risk related to these contracts was $14 million. The remaining variable annuity contract account values, including the 401(k) Director product, contain no GMDB feature.

Retirement Products - Executive Benefits

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Insurance premiums	$1	$1	0%
Insurance fees	15	6	150%
Net investment income	95	49	94%
Other revenues and fees	1	1	0%
Total operating revenues	112	57	96%
Operating Expenses
Insurance benefits	78	42	86%
Underwriting, acquisition, insurance and other expenses	13	4	225%
Total Operating Expenses	91	46	98%
Income from operations before taxes	21	11	91%
Federal income taxes	7	3	133%
Income from operations	$14	$8	75%

	Three Months Ended
	March 31,		Improvement
Operational Data (in millions)	2007	2006	(Worsening)
COLI/BOLI - Sales	$20	$17	18%

COLI/BOLI- Balance Beginning-of-Period	$4,305	$1,318	227%
Business acquired	-	-	NM
Deposits	65	47	38%
Withdrawals & deaths	(140)	(7)	NM
Net flows	(75)	40	NM
Policyholder assessments	(18)	(9)	-100%
Interest credited and change in market value	52	38	37%
COLI/BOLI-Balance End-of-Period	$4,264	$1,387	207%

	March 31,
	2007	2006
COLI/BOLI In-Force	$14,747	$7,979	85%

Institutional Pensions	$2,734	$2,753	-1%

Comparison of the Three Months Ended March 31, 2007 to 2006

Income from operations for Executive Benefits business increased $6 million for the first quarter of 2007 compared to the same period in 2006, due primarily to the April 2006 merger with Jefferson-Pilot. Excluding the effects of the merger, results were down from the same period in 2006, as unfavorable mortality in the Institutional Pension business was offset in part by increases from growth in our COLI/BOLI in-force.

Revenues

Insurance fees and premiums for this business increased 128% for the first quarter of 2007 compared to the same period in 2006, primarily as a result of the additions of the Jefferson-Pilot BOLI business.

Included in the BOLI acquired with the Jefferson-Pilot companies are life insurance products sold to community banks, which accounted for $1.9 billion in policyholder fund balances. At March 31, 2007, VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $118 million. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in force.

Consistent with the way we report UL sales, we report COLI/BOLI sales as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. On this basis, sales for the first quarter of 2007 increased 18% over the same period in 2006, primarily in the historical Lincoln products, and include the impact of two new product launches in the second half of 2006.

Net investment income increased 94% for the first quarter of 2007 compared to the same period in 2006. The increase was driven principally by the Jefferson-Pilot merger, as higher investment income from the secured limited recourse note, which was issued in December 2006, was offset by lower investment income from declining business in-force and investment yields on the Instiutional Pension business. For more information on the secured limited recourse note see Note 9 to the Financial Statements.

Benefits and Expenses

Insurance benefits, which includes interest credited to policyholders, increased $36 million, or 86%, for the first quarter of 2007 compared to the same period in 2006. The increase is primarily due to interest credited to Jefferson-Pilot policyholders. On

July 1, 2006, we implemented a 25 basis point increase in crediting rates on our BOLI business. Excluding the increase from Jefferson-Pilot companies, insurance benefits for the first quarter of 2007 were essentially level with the same period in 2006, as increased interest credited on the secured limited recourse note was offset by a recovery on a reinsurance agreement.

Underwriting, acquisition, insurance and other expenses increased $9 million, or 225% for the first quarter of 2007 compared to the same period in 2006. The increase was primarily the result of inclusion of the Jefferson-Pilot BOLI business, and also reflects unfavorable retrospective unlocking in the first quarter of 2007, resulting from surrender activity, and a change in expense allocation methodology put into effect in the third quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger. The change in methodology did not affect consolidated expenses. There are no systemic issues such as service or product competitiveness driving the surrender activity in the first quarter of 2007.

Employer Markets - Group Protection

The Group Protection segment offers group life, disability, and dental insurance to employers. The segment’s products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms. The Group Protection segment was added as a result of our merger with Jefferson-Pilot. Therefore, its results are not included in our consolidated results for the first quarter of 2006.

Three Months Ended
March 31,

Operating Summary (in millions)	2007
Operating Revenues
Insurance premiums	$332
Net investment income	28
Other revenues and fees	1
Total operating revenues	361
Operating Expenses
Insurance benefits	247
Underwriting, acquisition, insurance and other expenses	78
Total operating expenses	325
Income from operations before taxes	36
Federal income taxes	13
Income from operations	$23

Product Line Data	Three Months Ended March 31, 2007
	Income from	Earned
(in millions)	Operations	Premiums	Loss Ratios

Life	$9	$119	75.0%
Disability	13	145	69.5%
Dental	-	32	79.2%
Total Non-medical	22	296	72.7%
Medical	1	35
Total	$23	$331

Expense ratios:
General and administrative expenses
to earned premiums	9.9%

Total expenses to earned premiums	23.6%

Sales - annualized premium
Life, disability and dental combined	$61

Income from operations for this segment benefited from solid claim experience on all products. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. The level of expenses is also an important driver of profitability for this segment, as group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long-duration contracts sold to new policyholders and new programs sold to existing policyholders. The trend in sales is an important indicator of development of business in force over time.

The adoption of SOP 05-1 resulted in a cumulative effect reduction of $38 million in the segment’s DAC and VOBA balances. The adoption of SOP 05-1 also increased DAC and VOBA amortization by $2 million for the first quarter of 2007. The total expected increase in expenses is primarily from increased DAC and VOBA amortization for 2007 of $7 million.

For additional information about the impact of SOP 05-1, refer to Note 2 of our consolidated financial statements.

Revenues

After the merger, the operations of the Group Protection segment were substantially unchanged from when it was part of Jefferson-Pilot. Insurance premiums for the first quarter of 2007 increased modestly compared to the same period in 2006 as part of Jefferson-Pilot prior to the merger. Both the non-medical portion and the medical portion of the business increased over comparable prior year periods.

Sales decreased for the first quarter of 2007 compared to the comparable period as part of Jefferson-Pilot in 2006. Sales of larger cases (over 500 lives) were the primary contributor to this decrease, which are down 33%, reflective of an exceptionally competitive market. Sales showed continued growth in the core under 200 lives segment, which were up 3% over first quarter 2006 results. Sales in the voluntary lines, an area of focus due to favorable pricing characteristics, were up 6% over first quarter 2006.

Benefits and Expenses

Policy benefits reflect a total non-medical loss ratio of 72.7% for the first quarter of 2007, reflecting loss ratios in line with expectations for all products. The discount rate used to calculate reserves for newly incurred long-term disability and life waiver claims is 5.25%. Underwriting, acquisition, insurance and other expenses for the first quarter of 2007 were at unit expense levels comparable to prior periods as part of Jefferson-Pilot. Excluding the effects of DAC and VOBA, these expenses decreased as a percentage of earned premiums compared to the same period in 2006 due to lower costs associated with general and administrative expenses. Net of DAC and VOBA, and reflecting other expenses including commissions, taxes, licenses and fees, total unit expenses decreased from prior periods, principally due to lower VOBA amortization as a result of implementation of SOP 05-1 and purchase accounting relative to DAC amortization recorded as part of Jefferson-Pilot for the first quarter in 2006, partially offset by an increase in commissions.

RESULTS OF INVESTMENT MANAGEMENT

The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Investment advisory fees	$90	$78	15%
Investment advisory fees - insurance-related	25	25	-
Other revenues and fees	35	37	-5%
Total operating revenues	150	140	7%
Operating Expenses
Operating and administrative expenses	125	116	8%
Total operating expenses	125	116	8%
Income from operations before taxes	25	24	4%
Federal income taxes	9	8	13%
Income from operations	$16	$15	7%

Margin Data
Pre-tax operating margin	17.0%	16.8%

			Increase
Assets under management at March 31, (in millions)	2007	2006	(Decrease)
Retail-equity	$40,250	$36,500	10%
Retail-fixed	11,645	9,761	19%
Total retail	51,895	46,261	12%

Institutional-equity	22,782	22,905	-1%
Institutional-fixed	23,469	17,262	36%
Total institutional	46,251	40,167	15%

Insurance-related assets	67,292	41,995	60%
Total assets under management	$165,438	$128,423	29%

Total Sub-advised Assets, included in above amounts
Retail	$18,466	$17,320	7%
Institutional	4,645	5,608	-17%
Total sub-advised assets at the end of the period	$23,111	$22,928	1%

	Three Months Ended
	March 31,		Improvement
Net flows (in millions)	2007	2006	(Worsening)
Retail
Equity
Sales	$2,238	$3,069	-27%
Redemptions and transfers	(2,475)	(1,853)	-34%
Net flows-equity	(237)	1,216	NM

Fixed income
Sales	1,365	951	44%
Redemptions and transfers	(895)	(861)	-4%
Net flows-fixed income	470	90	NM

Total retail
Sales	3,603	4,020	-10%
Redemptions and transfers	(3,370)	(2,714)	-24%
Net flows-total retail	233	1,306	-82%

Institutional
Equity
Inflows	870	1,964	-56%
Withdrawals and transfers	(2,273)	(1,007)	NM
Net flows-equity	(1,403)	957	NM

Fixed income
Inflows	1,560	3,080	-49%
Withdrawals and transfers	(479)	(444)	-8%
Net flows-fixed income	1,081	2,636	-59%

Total institutional
Inflows	2,430	5,044	-52%
Withdrawals and transfers	(2,752)	(1,451)	-90%
Net flows-total institutional	(322)	3,593	NM

Combined Retail and Institutional
Sales/inflows	6,033	9,064	-33%
Redemptions, withdrawals and transfers	(6,122)	(4,165)	-47%
Net flows-combined retail and institutional	$(89)	$4,899	NM

Note: Sales/inflows include transfer in kind purchases, contributions and dividend reinvestment. The table above excludes the transfer of $780 million in assets to other operations.

Comparison of the Three Months Ended March 31, 2007 to 2006

Income from operations for the first quarter of 2007 was $16 million compared to $15 million for the same period in 2006. The growth in earnings was primarily driven by an increase in third-party assets under management and cost containment initiatives. The segment’s pre-tax operating margin for the first quarter of 2007 was approximately 17%, slightly better than the first quarter of 2006. Pre-tax operating margin is determined by dividing pre-tax income by operating revenue.

Revenues, Deposits and Net Flows

Investment advisory fees increased 15% for the first quarter of 2007 compared to the same period in 2006 due to a higher average level of third-party assets under management, changes in product mix and equity market returns. Aside from the assets acquired in the merger with Jefferson-Pilot, we believe that changes in the management of certain asset category offerings and the recognition in the marketplace of improving investment performance are drivers of the increase in the asset base. The average level of the equity markets was higher for the first quarter of 2007 compared to the same period in 2006, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 Index® at March 31, 2007 was 9.7% higher than at March 31, 2006 and the average daily S&P 500 Index® for the first quarter 2007 was 11.1% higher than the first quarter of 2006.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses. In addition, included in the investment advisory fees—external are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees - insurance-related consists of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Individual and Employer Markets businesses. In the second quarter of 2006, we lowered the fees being charged for this service on assets managed to 9 basis points on assets managed from 16 basis points. The effect on revenue was generally offset by an increase in general account assets from the Jefferson-Pilot merger.

Net flows for the twelve months ended March 31, 2007, were $0.1 billion in retail and $4.1 billion in institutional. Market value gains were $5.5 billion in retail and $2.8 billion in institutional for the same period.

The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods. While we expect investment performance to remain solid and look for positive net flows in 2007, capacity constraints in certain investment strategies may limit growth relative to the current year.

 Expenses

Operating and administrative expenses increased 8% for the first quarter of 2007 compared to the same period in 2006, primarily reflecting the net effect of: increases in expenses that vary with levels of assets and revenues; modest increased spending on technology and communications to further support the segment’s growing level of assets; and cost containment initiatives.

Effective May 1, 2007, the investment advisory role for the Lincoln Variable Insurance Trust, a product within our Employer Markets business, transitioned from Delaware to another internal advisor.  In the role of investment advisor, Delaware provided investment performance and compliance oversight on third-party investment managers in exchange for a minimal fee.  Delaware will continue to manage certain of the assets as a sub-advisor.  As a result of this change, the Investment Management assets under management will decrease by approximately $3 billion, with a related reduction in Investment advisory fees - insurance-related and associated expenses.  The annual impact to the segment’s income from operations is expected to be a reduction of approximately $2 million after-tax.  There is no impact to our consolidated assets under management or net income.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products. Beginning in 2006 and continuing into 2007, Lincoln UK began participating in our overall RISV initiative and we expect to introduce retirement income product solutions into the U.K. marketplace. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Insurance premiums	$24	$17	41%
Insurance fees	47	36	31%
Net investment income	20	17	18%
Total operating revenues	91	70	30%

Operating Expenses
Insurance benefits	36	25	44%
Underwriting, acquisition, insurance and other expenses	38	28	36%
Total operating expenses	74	53	40%
Income from operations before taxes	17	17	0%
Federal income taxes	6	6	0%
Income from operations	$11	$11	0%

			Increase
March 31, (in millions, except exchange rate)	2007	2006	(Decrease)
Unit-linked assets	$8,906	$7,754	15%
Individual life insurance in-force	19,307	17,744	9%
Exchange rate ratio-U.S. dollars to pounds sterling:
Average for the period	1.964	1.754	12%
End of period	1.968	1.737	13%

Comparison of the Three Months Ended March 31, 2007 to 2006

Revenues

For the first quarter of 2007, the average exchange rate for the U.S. dollar relative to the British pound sterling increased 12% compared to the same period in 2006. Excluding the effect of the exchange rate, insurance premiums increased 26% for the first quarter of 2007 compared to the same period in 2006, reflecting an increase in the annuitization of vesting pension policies. The receipt of these premiums results in a corresponding increase in benefits. Our annualized policy lapse rate for the first quarter in 2007 was 6.7% compared to 6.8% for the same period in 2006, as measured by the number of policies in-force. Excluding the effects of exchange rates, insurance fees increased 17% for the first quarter of 2007 compared to the same period in 2006.

The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase/decrease in the value of the U.S. dollar relative to the British pound has a significant adverse effect on the segment’s operating results. Although the use of the enhanced reversion to the mean process has lessened the impact of short-term volatility of the equity markets, the segment also remains subject to volatility in the equity markets on fee income.

Expenses

Operating expenses were 40% higher for the first quarter of 2007 compared to the same period in 2006. Excluding the effect of the exchange rate, operating expenses were 25% higher for the first quarter of 2007 compared to the same period in 2006. Increased expenses were due to investment in developing our Retirement Income strategy as well as an additional provision of $2 million before taxes to cover costs associated with the UK selling practice matters discussed below.

Lincoln UK maintains reserves established in 1997 and 1999 for mis-selling activities. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. We increased our provision by $2 million in the first quarter of 2007 due to remedial work that we carried out following the Financial Services Authority (FSA) review of our complaints handling process late in 2006. Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially effect our consolidated financial position.

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

RESULTS OF LINCOLN FINANCIAL MEDIA

The Lincoln Financial Media segment consists of 18 radio and 3 television broadcasting stations located in selected markets in the Southeastern and Western United States and also produces and distributes syndicated collegiate basketball and football sports programming. Operations of this segment were acquired in the April 2006 merger with Jefferson-Pilot. Therefore, its results are not included in our consolidated results for the first quarter of 2006. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

Three Months Ended
March 31,

Operating Summary (in millions)	2007
Operating Revenue
Communications revenues (net)(1)	$67

Operating Expenses
Operating expenses	48

Income from operations before taxes	19
Federal income taxes	7
Income from Operations	$12

(1) Communications revenues are net of commissions of $8 million paid to agencies.

Communications revenues for the first quarter of 2007 increased 10% compared to the same period in 2006, as part of Jefferson-Pilot prior to the merger. Income from operations for this segment was $12 million for the first quarter of 2007. Profitability for Lincoln Financial Media is seasonal and is principally influenced by such factors as retail events, special and sporting events and political advertising.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

	Three Months Ended
	March 31,		Increase
Operating Summary (in millions)	2007	2006	(Decrease)
Operating Revenues
Premiums	$2	$-	NM
Net investment income	47	40	18%
Amortization of deferred gain on indemnity reinsurance	19	19	0%
Other revenue and fees	(3)	(2)	-50%
Inter-segment elimination of investment advisory fees	(25)	(25)	0%
Total operating revenues	40	32	25%
Operating Expenses
Insurance benefits	6	2	200%
Interest credited to contractholder funds	37	34	9%
Insurance and other expenses	20	2	NM
Interest and debt expense	61	21	190%
Inter-segment elimination of investment advisory fees	(25)	(25)	0%
Total operating expenses	99	34	191%
Income (loss) from operations before taxes	(59)	(2)	NM
Federal income taxes	(24)	(2)	NM
Income (loss) from operations	$(35)	$-	NM

Comparison of the Three Months Ended March 31, 2007 to 2006

Revenues

Net investment income increased 18% for the first quarter of 2007 compared to the same period in 2006. The increase in net income for the first quarter of 2007 is due primarily to the addition of Jefferson-Pilot companies. We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. Other Operations is impacted by the statutory surplus needs of our insurance segments and merger-related expenses. If regulations require increases in our insurance segments’ statutory reserves and surplus the Other Operations segment investment income will be negatively impacted.

Operating Expenses

Operating expenses increased 191% for the first quarter of 2007 compared to the same period in 2006 primarily due to the merger with Jefferson-Pilot. Operating expenses for the first quarter of 2007 include $14 million in merger-related integration costs, including restructuring charges. We expect our merger-related integration costs will increase to approximately $24 million in the second quarter of 2007. See Note 12 to the consolidated financial statements for additional information.

On May 1, 2007, we announced plans to change the retirement benefits provided to employees, which include replacing traditional pension retirement benefits with a new defined contribution plan beginning January 1, 2008. For additional details, see Note 13 of our consolidated financial statements.

Interest credited to contractholder funds increased 9% for the first quarter of 2007 compared to the same period in 2006 with the increase primarily attributable to the merger with Jefferson-Pilot companies on business in run-off. The majority of the interest credited to policyholders relates to our reinsurance operations sold to Swiss Re in 2001. A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our financial statements. The interested credited corresponds to investment income earnings on the assets we continue to hold for this business. There is no impact to the income or loss in Other Operations or to our consolidated income.

Interest on debt for the first quarter of 2007 increased 190% compared to the same period in 2006. Corporate borrowings increased $3.4 billion, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger consideration and the $1.0 billion stock repurchase. The increase also includes $0.9 billion for the fair value of Jefferson-Pilot corporate debt. The timing and/or discretionary nature of uses of cash for the repurchase of stock, incentive compensation and the availability of funds from our cash management account may result in changes in external financing and volatility in interest expense. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

The effective tax rate was 39.7% for the three months ended March 31, 2007 compared to 107.6% for the same period in 2006. The difference is primarily due to the proportion of the affordable housing credits to the loss from operations before taxes. In the first quarter of 2007, the credit was $1 million against a loss of $59 million verses a credit of $1 million against a loss of only $2 million for the same period of 2006, creating a proportionally higher effective tax rate.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

	March 31,	December 31,	March 31,
(in millions)	2007	2006	2006
Total consolidated investments (at fair value)	$71,849	$71,488	$42,573
Average invested assets at amortized cost (1)	69,906	64,099	44,364

	Three Months Ended March 31,		Increase
(in millions)	2007	2006	(Decrease)
Net investment income	$1,090	$680	60%
Investment yield (ratio of net investment
income to average invested assets)	6.24%	6.13%

Items included in net investment income:
Limited partnership investment income	$19	$11	73%
Prepayment and makewhole premiums	15	10	50%
Consent fees	7	1	NM
Standby real estate equity commitments	4	4	0%

(1)  Based on the average of invested asset balances at the beginning and ending of each quarter within the year.

The total investment portfolio increased $362 million during the first quarter of 2007. The increase was primarily the result of purchases of investments as a result of cash flow generated by our business segments.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of March 31, 2007, was as follows:

(in millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$33,369	$33,936	60.3%
2	BBB	18,634	18,945	33.7%
3	BB	2,121	2,172	3.9%
4	B	978	1,024	1.8%
5	CCC and lower	148	162	0.3%
6	In or near default	18	17	0.0%
		$55,268	$56,256	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 through 6) were $3.4 billion, or 6.0% and $3.7 billion, or 6.6%, of all fixed maturity securities available-for-sale, as of March 31, 2007 and December 31, 2006, respectively. This represents 4.7% of the total investment portfolio at March 31, 2007 compared to 5.2% at December 31, 2006. On an amortized cost basis, below investment grade securities represented 5.9% of available-for-sale fixed maturity securities at March 31, 2007 compared to 6.5% at December 31, 2006.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as available-for-sale are carried at fair value in our Consolidated Balance Sheets and make up 95% of our fixed maturity and equity securities portfolio. The fair value for all private securities was $7.4 billion at March 31, 2007 compared to $7.1 billion at December 31, 2006, representing approximately 10% of total invested assets, at the end of each period.

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

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At March 31, 2007, we did not have a significant amount of higher-risk mortgage-backed securities.

Mortgage Loans on Real Estate: The following summarizes key information on mortgage loans:

	March 31,	December 31,
(in millions)	2007	2006
Total portfolio (net of reserves)	$7,416	$7,384
Percentage of total investment portfolio	10.3%	10.3%
Percentage of investment by property type:
Commercial office buildings	33.6%	33.6%
Retail stores	24.2%	24.7%
Industrial buildings	23.2%	22.0%
Apartments	10.8%	11.1%
Hotels/motels	6.1%	6.4%
Other	2.1%	2.2%

Impaired mortgage loans	$29	$29
Impaired mortgage loans as a percentage of total mortgage loans	0.4%	0.4%
Restructured loans in good standing	$58	$59
Reserve for mortgage loans	2	2

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 0.4% of total mortgage loans as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 we had one commercial mortgage loan that was two or more payments delinquent compared to two as of December 31, 2006. The total principal and interest due on these loans as of March 31, 2007 and December 31, 2006 was less than $1 million.

Limited Partnership Investments: As of March 31, 2007 and December 31, 2006, our consolidated investments included investments in limited partnership of $577 million and $529 million, respectively. As of March 31, 2007 and December 31,2006, these include investments in approximately 75 and 71 different partnerships, respectively, that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in our Consolidated Balance Sheets.

Net Investment Income: Net investment income increased 60% for the first quarter of 2007 compared to the same period in 2006. Excluding commercial mortgage loan prepayment, bond makewhole premiums and fees received from the standby real estate equity commitments financing program, the increase in net investment income primarily reflects higher portfolio yields and higher invested assets due to the April 2006 Jefferson-Pilot merger, which added $27.9 billion in invested assets.

As of March 31, 2007 and December 31, 2006, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $29 million and $40 million, respectively.

 The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed to the reinsurers under the terms of the reinsurance arrangements.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized gains (losses) on investments and derivatives of $26 million and $(7) million for the first quarter of 2007 and 2006, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax realized gains were $46 million and $8 million for the first quarter of 2007 and 2006, respectively.

The gross realized gains on fixed maturity and equity securities were $57 million and $24 million, for the first quarter of 2007 and 2006, respectively. Gross realized losses on fixed maturity and equity securities were $11 million and $20 million, respectively. Included in losses for fixed maturities and equity securities are write-downs for impairments of $4 million and $2 million for the first quarter of 2007 and 2006, respectively.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other than temporary, see “Critical Accounting Policies - Write-Downs for Other-Than Temporary Impairments and Allowance for Losses” in our 2006 Form 10-K.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities is at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. At March 31, 2007 and December 31, 2006, gross unrealized gains on securities available-for-sale were $1.3 billion and $1.3 billion, respectively, and gross unrealized losses on securities available-for-sale were $328 million and $373 million, respectively. At March 31, 2007, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1.3 billion and $328 million, and gross unrealized gains and losses on equity securities available-for-sale were $32 million and none. At December 31, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1.3 billion and $371 million, and gross unrealized gains and losses on equity securities available-for-sale were $22 million and $2 million. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

For total publicly traded and private securities that we held at March 31, 2007 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
< = 90 days	$6,186	37.2%	$6,272	37.0%	$(86)	26.2%
> 90 days but < 180 days	1,353	8.1%	1,372	8.1%	(19)	5.8%
> 180 days but < 270 days	289	1.7%	301	1.8%	(12)	3.7%
> 270 days but < 1 year	1,408	8.5%	1,433	8.4%	(25)	7.6%
> 1 year	7,410	44.5%	7,596	44.7%	(186)	56.7%
Total	$16,646	100.0%	$16,974	100.0%	$(328)	100.0%

The composition by industry categories of all securities in unrealized loss status, which we held at March 31, 2007, is presented in the table below:

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
Banking	$1,555	9.3%	$1,592	9.4%	$(37)	11.3%
Collateralized mortgage obligations ("CMO")	1,973	12.0%	2,002	11.9%	(29)	8.9%
Electric	1,172	7.0%	1,193	7.0%	(21)	6.5%
ABS	1,270	7.6%	1,289	7.6%	(19)	5.8%
CMBS	982	5.9%	997	5.9%	(15)	4.6%
Automotive	196	1.2%	208	1.2%	(12)	3.7%
Distributors	333	2.0%	344	2.0%	(11)	3.4%
Food and Beverage	505	3.0%	515	3.0%	(10)	3.0%
Retailers	283	1.7%	292	1.7%	(9)	2.7%
Sovereigns	337	2.0%	346	2.0%	(9)	2.7%
Media Non-cable	285	1.7%	293	1.7%	(8)	2.4%
Chemicals	215	1.3%	223	1.3%	(8)	2.4%
Paper	217	1.3%	224	1.3%	(7)	2.1%
Property & Casualty insurers ("P&C")	472	2.8%	479	2.8%	(7)	2.1%
Technology	199	1.2%	206	1.2%	(7)	2.1%
Pipelines	349	2.2%	355	2.1%	(6)	1.8%
Gaming	141	0.8%	147	0.9%	(6)	1.8%
Metals and Mining	286	1.7%	292	1.7%	(6)	1.8%
Government Sponsored	393	2.4%	398	2.3%	(5)	1.5%
Entertainment	263	1.6%	268	1.6%	(5)	1.5%
Railroads	231	1.4%	236	1.4%	(5)	1.5%
Wirelines	204	1.2%	208	1.2%	(4)	1.2%
Real Estate Investment Trusts ("REITS")	266	1.6%	270	1.6%	(4)	1.2%
Consumer Products	158	0.9%	162	1.0%	(4)	1.2%
Industrial Other	227	1.4%	231	1.4%	(4)	1.2%
Home Construction	179	1.1%	183	1.1%	(4)	1.2%
Airlines	37	0.2%	41	0.2%	(4)	1.2%
Oil Field Services	299	1.8%	302	1.8%	(3)	0.9%
Transportation Services	173	1.0%	176	1.0%	(3)	0.9%
Financial Other	185	1.1%	188	1.1%	(3)	0.9%
Wireless	112	0.7%	115	0.7%	(3)	0.9%
Building Materials	167	1.0%	170	1.0%	(3)	0.9%
Independent	190	1.1%	193	1.1%	(3)	0.9%
Conventional 30yr	301	1.8%	304	1.8%	(3)	0.9%
Brokerage	190	1.1%	193	1.1%	(3)	0.9%
Owned No Guarantee	122	0.7%	125	0.7%	(3)	0.9%
Packaging	134	0.8%	137	0.8%	(3)	0.9%
Diversified Manufacturing	249	1.5%	252	1.5%	(3)	0.9%
Municipal	88	0.5%	91	0.5%	(3)	0.9%
Integrated	104	0.6%	106	0.6%	(2)	0.7%
Healthcare	185	1.1%	187	1.1%	(2)	0.7%
Pharmaceuticals	89	0.5%	91	0.5%	(2)	0.7%
Local Authorities	61	0.4%	63	0.4%	(2)	0.7%
Non Captive Consumer	201	1.2%	203	1.2%	(2)	0.7%
Consumer Cyclical Services	30	0.2%	32	0.3%	(2)	0.7%
Non Captive Diversified	113	0.7%	114	0.7%	(1)	0.3%
Non Agency	65	0.4%	66	0.4%	(1)	0.3%
Lodging	127	0.8%	128	0.8%	(1)	0.3%
Restaurants	33	0.2%	34	0.2%	(1)	0.3%
Utility-Other	54	0.3%	55	0.3%	(1)	0.3%
Life	105	0.6%	106	0.6%	(1)	0.3%
Industries with U/R Losses < $1MM	541	3.4%	549	3.3%	(8)	2.4%
Total	$16,646	100.0%	$16,974	100.0%	$(328)	100.0%

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $36 million at March 31, 2007, representing 11% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $292 million or 89% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2007.

For fixed maturity securities that we held at March 31, 2007 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$197	$201	$(4)
	40% to 70%	-	-	-
	Below 40%	-	3	(3)
<=90 days total		197	204	(7)
>90 days but <=180 days	70% to 100%	79	82	(3)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>90 days but <=180 days total		79	82	(3)
>180 days but <=270 days	70% to 100%	54	58	(4)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>180 days but <=270 days total		54	58	(4)
>270 days but <=1 year	70% to 100%	100	104	(4)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>270 days but <=1 year total		100	104	(4)
>1 year	70% to 100%	278	296	(18)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>1 year total		278	296	(18)
Total below-investment-grade		$708	$744	$(36)

At March 31, 2007 and December 31, 2006 there were $15 million and $16 million, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status. At December 31, 2006, 7.4% of these were rated as investment grade. There were none at March 31, 2007. At March 31, 2007, all of these securities are maturing in one year or less. At December 31, 2006, the range of maturity dates for these securities varied, with 7.4% of these securities maturing in greater than 10 years and 92.6% maturing in one year or less. At March 31, 2007 and December 31, 2006, 95.7% of total publicly traded and private securities in unrealized loss status were rated as investment grade.

As of March 31, 2007, gross unrealized losses totaled $328 million compared to $373 million at December 31, 2006. We expect an ultimate recovery of full principal and interest of our securities with unrealized losses.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At March 31, 2007, we had no investment grade or non-investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million.

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

Guaranteed Investment Contracts: In April 2007, we invested $450 million in secured limited recourse notes issued by third-party segregated portfolio companies, in addition to the $400 million invested in December 2006. These companies entered into a credit default swap with a third party providing credit protection in exchange for a fee. Defaults in the underlying reference portfolio will only affect the notes if cumulative losses of a synthetic reference portfolio exceed the loss attachment point on the portfolio. We have determined we are not the primary beneficiary, as we do not hold the majority of the risk of loss. Our maximum exposure to loss as a result of our involvement with these entities is our recorded investment of $400 million as of March 31, 2007, and $850 million as of April 2007.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. At March 31, 2007, the reserves associated with these reinsurance arrangements totaled $1.7 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At March 31, 2007 the amounts recoverable from reinsurers was $8.1 billion, compared to $7.9 billion at December 31, 2006. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.2 billion and $4.1 billion at March 31, 2007 and December 31, 2006, respectively. Swiss Re has funded a trust with a balance of $1.8 billion at March 31, 2007 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at March 31, 2007 related to the business sold to Swiss Re.

During the third quarter of 2006 one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $1.1 billion of fixed annuity business that we reinsure with Scottish Re, approximately 76% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $88 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these ratings downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

At March 31, 2007, we had reinsurance receivables of $754 million and policy loans of $52 million which are related to the businesses of Jefferson-Pilot that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $469 million and $325 million for the first quarter of 2007 and 2006, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program, and the ongoing availability of long-term public financing under an SEC filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, and acquisitions.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
(in millions)	2007	2006	2006
Dividends from subsidiaries:
LNL	$75	$100	$350
Jefferson Pilot Life Insurance Company	-	-	2
Jefferson Pilot Financial Insurance Company	71	-	217
Lincoln Financial Media	17	-	39
Delaware Investments	15	12	48
Other non-regulated companies(1)	-	-	235
Lincoln UK	16	19	85
Other	-	-	11
Subsidiary loan repayments and interest:
LNL interest on surplus notes	20	20	78
Jefferson Pilot Financial Insurance Company	1	-	4
	$215	$151	$1,069
Other cash flow and liquidity items:
Return of seed capital	$-	$-	$21
Net capital received from stock option exercises	47	40	191
	$47	$40	$212

(1) Represents dividend of proceeds from sale of equity securities used to repay borrowings under the bridge facility.

Subsidiaries

Our domestic insurance subsidiaries paid dividends of $146 million and $100 million for the first quarter of 2007 and 2006, respectively. Based upon anticipated ongoing positive statutory earnings and favorable credit markets, we expect our domestic insurance subsidiaries could pay dividends of approximately $666 million in 2007 without prior approval from the respective insurance commissioners. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection, and for future investment in our businesses. Our non-regulated subsidiaries have dividend capacity of over $500 million in 2007.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity securities.

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, and trust preferred securities of our affiliated trusts. Our Board of Directors authorized us to issue up to $4 billion of such securities, and we have issued $2.8 billion pursuant to that authorization.

The following summarizes debt and financing activity during the first quarter of 2007.

•
In March 2007, LNC issued $500 million of 6.05% Capital Securities (callable in year 10 at par) due April 20, 2067 and $250 million 3-year floating rate senior notes at LIBOR plus 8 basis points due April 20, 2010 for aggregate gross proceeds of $750 million.

We have also redeemed the following securities originally issued by Jefferson-Pilot during the quarter:

•
On January 11, 2007, we redeemed all of the outstanding 8.14% Junior Subordinated Deferrable Interest Debentures, Series A due 2046, which were held by Jefferson-Pilot Capital Trust A. The redemption price for the Capital Securities, Series A was $1,040.70 per security, for a total principal amount of $206 million, plus $16 million for accrued interest through the redemption date.

•
On March 1, 2007, we redeemed all of the outstanding 8.285% Junior Subordinated Deferrable Interest Debentures, Series B due 2046, which were held by Jefferson-Pilot Capital Trust B. The redemption price for the Capital Securities, Series B was $1,041.43 per security, for a total principal amount of $103 million, plus $8 million for accrued interest through the redemption date.

At March 31, 2007, we maintained three credit facilities with a group of domestic and foreign banks:

•	a $1.6 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (“LOC”);

•	a $1 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs; and

•	a 10 million pounds sterling ($20 million at March 31, 2007) one-year U.K. credit facility for use by our U.K. subsidiary renewed in December 2006 and maturing in December 2007.

At March 31, 2007, there were approximately $1.2 billion in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and, as discussed below, for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At March 31, 2007, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At March 31, 2007, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

    Included in the amounts outstanding at March 31, 2007 discussed above was approximately $975 million of outstanding LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on universal life business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the universal life business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on universal life business with secondary guarantee products. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

A new statutory reserving standard (commonly called “VACARVM”) is being developed by the NAIC replacing current statutory reserve practices for variable annuities with guaranteed benefits such as GMWBs.  The timing for adoption of VACARVM is not certain.  Because the NAIC has not determined the final version of VACARVM, we cannot estimate the ultimate impact that VACARVM will have on our liquidity and capital resources.  However, in its current draft form, VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by Lincoln.  We plan to utilize existing captive reinsurance structures to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries.

We have commitments of $450 million relating to guaranteed investment contracts that, as of March 31, 2007, are not reflected as an asset or liability in our Consolidated Balance Sheets. See “Consolidated Investments - Guaranteed Investment Contracts” above for additional information.

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

The holding company used $483 million of funds from the cash management account on average during the first quarter of 2007 to fund loans to its subsidiaries and for general corporate purposes. The holding company had a maximum amount of $728 million of financing that it used from the cash management account during this period and a minimum of $7 million.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At March 31, 2007, our insurance subsidiaries had securities with a carrying value of $710 million out on loan under the securities lending program, and $499 million carrying value subject to reverse-repurchase agreements.

LNC has a $1 billion commercial paper program that is rated A-1, P-2, F-1.  The commercial paper program is backed by a bank line of credit.  During the first quarter of 2007, LNC had an average of $171 million in commercial paper outstanding with a maximum amount of $375 million outstanding at any time.  LNC had $150 million of commercial paper outstanding at March 31, 2007.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our shareholders and to repurchase our stock and debt securities.

Return of Capital to Shareholders

One of the holding company’s principal uses of cash is to provide a return to our shareholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our shareholders. We have increased our dividend in each of the last 24 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. The following table summarizes this activity for 2007 and 2006.

	Three Months Ended
	March 31,
(in millions, except per share data)	2007	2006
Dividends to shareholders	$107	$67
Repurchase of common stock	512	-
Total cash returned to shareholders	$619	$67
Number of shares repurchased	7.215	-
Average price per share	$70.92	$-

On February 22, 2007, our Board of Directors approved an additional $2 billion in security repurchase authority. LNC also repurchased $512 million of its common stock in the first quarter of 2007, $162 million through open market repurchases and $350 million through an accelerated share repurchase transaction. Under the accelerated share repurchase program, LNC received approximately 4.8 million shares of its common stock in exchange for $350 million. LNC may receive an additional amount of shares at the end of the program depending upon the average price of its common stock during the program.  After the purchases under the above-described programs, the remaining amount of authorized security repurchases will be approximately $2.1 billion.

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

	Three Months Ended
	March 31,
(in millions)	2007	2006
Debt service (interest paid)	$54	$22
Common dividends	109	67
Common stock repurchase	514	-
Total	$677	$89

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity and surplus note interest payments of its insurance company subsidiaries. The insurance company subsidiaries dividend capacity is impacted by factors influencing their risk-based capital and statutory earnings performance. In recent periods, Delaware Investments and our U.K. operations have contributed significant free cash flow. Improved financial performance at Delaware, our decision to run-off significant blocks of business in the U.K. and cash flow from Lincoln Financial Media are responsible for the improved cash flow and the return of capital to LNC in recent periods. Currently, we expect to have sufficient liquidity and capital resources to meet our obligations in 2007. For factors that could effect our expectations for liquidity and capital, see “Part I—Item 1—Business—Risk Factors” in the 2006 Form 10-K.

Shareholders’ Equity

Total shareholders’ equity decreased $169 million during the three months ended March 31, 2007, primarily due to share repurchase activity and to a lesser extent dividends declared, partially offset by net income and unrealized gains on securities available-for-sale included in other comprehensive income resulting from lower interest rates.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I - Item 1 - Risk Factors” in our 2006

Form 10-K and “Forward-looking Statements - Cautionary Language” in this report.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

ACQUISITIONS AND DIVESTITURES

Merger with Jefferson-Pilot Corporation

See “Introduction - Recent Developments” and “Liquidity and Capital Resources” of the 2006 Form 10-K for discussion regarding the merger with Jefferson-Pilot.

RESTRUCTURING ACTIVITIES

See Note 12 to the unaudited consolidated financial statements for the detail of our restructuring activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2006 Form 10-K. During the first quarter of 2007, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2006 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time.

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment for the effects of interest rate environments on interest rate margins.

Derivatives. As indicated in Note 10 of our 2006 Form 10-K, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first quarter of 2007, the more significant changes in our derivative positions are as follows:

•
A total of $27 million notional of interest rate swap agreements matured or was terminated, resulting in a remaining notional of $1.2 billion. A loss of $0.3 million was recognized on the terminations. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

•
Entered into $250 million notional of forward-starting interest rate swap agreements. These swaps partially hedged the future cash flows of a forecasted debt issuance. The entire $250 million notional was terminated resulting in a $2 million loss recorded in Other Comprehensive Income. The loss will be recognized into income over the life of the debt.

•
Terminated 0.3 million call options on LNC stock, resulting in a total of 0.6 million call options remaining on an equal number of shares of LNC stock. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock.

•
We had financial futures net purchase/termination activity in the amount of $0.2 billion notional resulting in a remaining notional of $3.3 billion. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. No gain or loss was recognized as a result of the expirations or terminations.

•
Entered into $0.2 billion notional of put option agreements, resulting in a total notional of $2.4 billion. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity. No gain or loss was recognized as a result of the terminations.

•
Entered into foreign exchange forward contracts in the amount of $16 million notional that are hedging dividends received from our Lincoln UK subsidiary. The full amount expired resulting in no remaining notional.

•
Entered into $156 million notional of foreign currency swaps, resulting in a total notional of $242 million. These foreign currency swap agreements are part of a hedging strategy. We own various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

•
Entered into $0.5 billion notional of S&P 500 call options. A total of $0.3 billion notional expired, resulting in a remaining notional of $2.5 billion. These call options are hedging the impact of the equity-index interest credited to our equity indexed annuity products.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)    The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2007:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
1/1/07 - 1/31/07	62,100	$65.74	-	$2,649.5

2/1/07 - 2/28/07	19,246	69.69	-	2,649.5

3/1/07 - 3/31/07	7,221,540	70.91	7,214,971	2,137.9

(1)
Of the total number of shares purchased, 71,463 shares were received in connection with the exercise of stock options and related taxes and 16,452 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended March 31, 2007, 7,214,971 shares were purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, we announced that our Board approved a $2 billion increase in our securities repurchase authorization, bringing the total authorization to $2.6 billion. The authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

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
Douglas N. Miller Vice President and Chief Accounting Officer
Date: May 10, 2007

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2007

4.1
Fifth Supplemental Junior Subordinated Indenture, dated as of March 13, 2007, between Lincoln National Corporation and the Bank of New York Trust Company, N.A., as trustee is incorporated by reference from Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.2	Form of 6.05% Capital Securities due 2067 is incorporated by reference from Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.3	Form of Floating Rate Senior Notes due 2010 is incorporated by reference from Exhibit 4.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.4	Sixth Supplemental Indenture, dated as of March 1, 2007 between Lincoln National Corporation and U.S. Bank National Association, as trustee, is filed herewith.

10.1	2007 Executive Compensation Matters dated February 22, 2007 is filed herewith.

10.2
Master Confirmation Agreement and related Supplemental Confirmation, dated March 14, 2007, and Trade Notification, dated March 16, 2007, relating to LNC’s Accelerated Stock Repurchase with Citibank, N.A. is filed herewith.*

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

E-1