Form 10-Q
period 2007-06-30
LINCOLN NATIONAL CORP
filed 2007-08-09
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):    Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 1, 2007, there were 271,283,405 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2007-$55,555; 2006-$54,960)	$55,447	$55,853
Equity (cost: 2007-$670; 2006-$681)	687	701
Trading securities	2,818	3,036
Mortgage loans on real estate	7,311	7,384
Real estate	388	421
Policy loans	2,787	2,760
Derivative investments	376	415
Other investments	1,054	918

Total investments	70,868	71,488
Cash and invested cash	989	1,621
Deferred acquisition costs and value of business acquired	9,101	8,420
Premiums and fees receivable	432	356
Accrued investment income	861	866
Amounts recoverable from reinsurers	8,179	7,939
Goodwill	4,521	4,500
Other assets	3,202	2,770
Assets held in separate accounts	89,497	80,534

Total assets	$187,650	$178,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$15,032	$14,771
Investment contract and policyholder funds	59,136	58,817

Total insurance and investment contract liabilities	74,168	73,588
Short-term debt	230	658
Long-term debt:
Senior notes	2,382	2,231
Junior subordinated debentures issued to affiliated trusts	155	155
Capital securities	1,571	1,072
Reinsurance related derivative liability	158	229
Funds withheld reinsurance liabilities	2,155	2,094
Deferred gain on indemnity reinsurance	734	760
Other liabilities	4,764	4,972
Liabilities related to separate accounts	89,497	80,534

Total liabilities	175,814	166,293

Commitments and Contingencies (See Note 9)
Shareholders' Equity
Series A preferred stock-10,000,000 shares authorized (2007 liquidation value-$1)	1	1
Common stock-800,000,000 shares authorized (shares issued and outstanding: 2007- 271,441,613; 2006- 275,752,668)	7,363	7,449
Retained earnings	4,323	4,138
Accumulated other comprehensive income	149	613

Total shareholders' equity	11,836	12,201

Total liabilities and shareholders' equity	$187,650	$178,494

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(in millions, except per share amounts)
Revenue
Insurance premiums	$489	$454	$948	$533
Insurance fees	758	692	1,537	1,167
Investment advisory fees	93	81	183	159
Communications revenue (net)	57	58	125	58
Net investment income	1,170	1,068	2,259	1,747
Realized gain (loss)	(5)	(5)	22	(6)
Amortization of deferred gain on indemnity reinsurance	26	19	45	38
Other revenue and fees	152	129	292	221

Total revenue	2,740	2,496	5,411	3,917

Benefits and Expenses
Benefits	1,287	1,179	2,481	1,760
Underwriting, acquisition, insurance and other expenses	815	717	1,620	1,220
Communications expense	31	30	72	30
Interest and debt expense	73	65	134	87

Total benefits and expenses	2,206	1,991	4,307	3,097

Income before taxes	534	505	1,104	820
Federal income taxes	158	156	332	250

Net income	$376	$349	$772	$570

Net Income Per Common Share
Basic	$1.39	$1.25	$2.83	$2.51

Diluted	$1.37	$1.23	$2.79	$2.47

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(in millions, except for share amounts)
Series A Preferred Stock
Balance at beginning-of-year	$1	$1

Balance at end-of-period	1	1

Common Stock
Balance at beginning-of-year	7,449	1,775
Issued for acquisition	20	5,632
Stock compensation/issued for benefit plans	85	92
Deferred compensation payable in stock	4	9
Retirement of common stock	(195)	(82)

Balance at end-of-period	7,363	7,426

Retained Earnings
Balance at beginning-of-year	4,138	4,081
Cumulative effect of adoption of SOP 05-1	(41)	—
Cumulative effect of adoption of FIN 48	(15)	—
Comprehensive income	308	7
Less other comprehensive income (loss) (net of Federal income tax):
Net unrealized loss on securities available-for-sale, net of reclassification adjustment	(476)	(648)
Net unrealized gain (loss) on derivative instruments	(4)	44
Foreign currency translation adjustment	16	45
Amortization of actuarial net loss	—	(4)

Net income	772	570
Retirement of common stock	(317)	(423)
Dividends declared:
Common (2007-$.79; 2006-$.76)	(214)	(215)

Balance at end-of-period	4,323	4,013

Net Unrealized Gain (Loss) on Securities Available-for-Sale
Balance at beginning-of-year	493	497
Change during the period	(476)	(648)

Balance at end-of-period	17	(151)

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	39	7
Change during the period	(4)	44

Balance at end-of-period	35	51

Foreign Currency Translation Adjustment
Balance at beginning-of-year	165	83
Change during the period	16	45

Balance at end-of-period	181	128

Minimum Pension Liability Adjustment
Balance at beginning-of-year	—	(60)
Change during the period	—	(4)

Balance at end-of-period	—	(64)

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(84)	—

Balance at end-of-period	(84)	—

Total shareholders' equity at end-of-period	$11,836	$11,404

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

-CONTINUED-

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(Number of Shares)
Series A Preferred Stock
Balance at beginning-of-year	12,706	15,515
Conversion into common stock	(345)	(987)

Balance at end-of-period	12,361	14,528

Common Stock
Balance at beginning-of-year	275,752,668	173,768,078
Issued for acquisition	—	112,301,906
Conversion of series A preferred stock	5,520	15,792
Stock compensation/issued for benefit plans	2,829,181	3,353,059
Deferred compensation payable in stock	69,161	158,342
Retirement of common stock	(7,214,917)	(8,060,131)

Balance issued and outstanding at end-of-period	271,441,613	281,537,046

Common stock at end-of-period:
Assuming conversion of preferred stock	271,639,389	281,769,494
Diluted basis	274,489,187	284,958,226

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(in millions)
Cash Flows from Operating Activities
Net income	$772	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired	(466)	(249)
Premiums and fees receivable	(76)	61
Accrued investment income	5	2
Policy liabilities and accruals	147	(277)
Net trading securities purchases, sales and maturities	218	(20)
Loss on reinsurance embedded derivative/trading securities	(5)	(8)
Contractholder funds	905	533
Pension plan contribution	(4)	—
Amounts recoverable from reinsurers	(120)	255
Federal income taxes	296	52
Stock-based compensation expense	29	30
Depreciation	15	30
Increase in funds withheld liability	61	59
Realized gain (loss) on investments and derivative instruments	(17)	14
Amortization of deferred gain on indemnity reinsurance	(45)	(38)
Other	(326)	(92)

Net adjustments	617	352

Net cash provided by operating activities	1,389	922

Cash Flows from Investing Activities
Securities-available-for-sale:
Purchases	(7,995)	(3,718)
Sales	5,206	2,565
Maturities	2,125	1,348
Purchase of other investments	(1,251)	(697)
Sale or maturity of other investments	1,157	449
Increase in cash collateral on loaned securities	(132)	133
Purchase of Jefferson-Pilot stock, net of cash acquired of $39	—	(1,847)
Other	10	(123)

Net cash used in investing activities	(880)	(1,890)

Cash Flows from Financing Activities
Payment of long-term debt	(553)	—
Issuance of long-term debt	750	2,045
Net increase (decrease) in short-term debt	30	(557)
Universal life and investment contract deposits	4,500	3,136
Universal life and investment contract withdrawals	(4,071)	(3,004)
Investment contract transfers	(1,131)	(817)
Common stock issued for benefit plans and excess tax benefits	62	71
Retirement of common stock	(512)	(503)
Dividends paid to shareholders	(216)	(215)

Net cash provided by (used in) financing activities	(1,141)	156

Net decrease in cash and invested cash	(632)	(812)
Cash and invested cash at beginning-of-year	1,621	2,312

Cash and invested cash at end-of-period	$989	$1,500

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

On June 7, 2007, we announced plans to explore strategic options for Lincoln Financial Media. We are evaluating a range of options including, but not limited to, divestiture strategies. At this time, there have been no decisions from this strategic review, and a transaction may or may not result from the completion of this evaluation.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. All material intercompany accounts and transactions have been eliminated in consolidation.

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

We adopted SOP 05-1 effective January 1, 2007 by recording decreases to the following categories in our Consolidated Balance Sheets:

(in millions)
Assets
Deferred acquisition costs	$31
Value of business acquired	35
Other assets—deferred sales inducements	3

Total assets	$69

Liabilities and Shareholders' Equity
Investment contract and policyholder funds—deferred front end loads	$2
Insurance policy and claim reserves—guaranteed minimum death benefit annuity reserves	4
Other liabilities—income tax liabilities	22

Total liabilities	28

Retained earnings	41

Total liabilities and shareholders' equity	$69

The adoption of this new guidance primarily impacts our Individual Markets Annuities and Employer Markets Group Protection businesses, and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and value of business acquired (“VOBA”). In addition, the adoption of SOP 05-1 resulted in a $4 million and $10 million pre-tax increase to underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income in the three and six month periods ended June 30, 2007, which was attributable to changes in DAC and VOBA amortization.

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

SOP 07-1 – Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, Investment Companies (“the Guide”). For those entities that are deemed to be investment companies, this SOP also addresses whether the specialized industry accounting principles of the Guide (“investment company accounting”) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (“equity method investor”). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. This SOP may cause companies to no longer be considered investment companies or investors in investment companies to no longer be able to retain the specialized industry accounting of an investee in their own financial statements. However, it may be possible for these entities or investors to elect, upon transition, to report certain noncontrolling investments at fair value under SFAS 159. SOP 07-1 applies to fiscal years beginning on or after December 15, 2007. We expect to adopt SOP 07-1 effective January 1, 2008, and are currently evaluating the effects of SOP 07-1 on our consolidated financial condition and results of operations.

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

The fair value of Jefferson-Pilot’s specifically identifiable net assets acquired in the merger was $4.2 billion. Goodwill of $3.3 billion resulted from the excess of purchase price over the fair value of Jefferson-Pilot’s net assets. The amount of goodwill that is expected to be deductible for tax purposes is approximately $24 million. We paid a premium over the fair value of Jefferson-Pilot’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger including, but not limited to, the following:

•	Greater size and scale with improved earnings diversification and strong financial flexibility;

•	Broader, more balanced product portfolio;

•	Larger distribution organization; and

•	Value creation opportunities through expense savings and revenue enhancements across business units.

The following table summarizes the fair values of the net assets acquired as of the acquisition date:

(in millions)	Fair Value
Investments	$27,910
Due from reinsurers	1,296
Value of business acquired	2,486
Goodwill	3,324
Other assets	1,693
Assets held in separate accounts	2,574
Insurance and investment contract liabilities	(26,641)
Long-term debt	(905)
Income tax liabilities	(782)
Accounts payable, accruals and other liabilities	(863)
Liabilities related to separate accounts	(2,574)

Total purchase price	$7,518

The goodwill resulting from the merger was allocated to the following segments (1):

(in millions)
Individual Markets:
Life Insurance	$1,346
Annuities	1,002

Total Individual Markets	2,348

Employer Markets: Group Protection	274
Lincoln Financial Media	702

Total goodwill	$3,324

(1)

In the second quarter of 2007, we reclassified an immaterial amount of goodwill between segments to correct the presentation of the final allocation of goodwill by segment. This change had no impact to total goodwill.

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

4. Federal Income Taxes

The effective tax rate was 29.6% and 30.9% for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 30.1% and 30.5%, respectively. Differences in the effective rates and the U.S. statutory rate of 35% are the result of certain tax preferred investment income, foreign tax credits and other tax preference items.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At June 30, 2007, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

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

5. Supplemental Financial Data

A rollforward of DAC is as follows:

	Six Months Ended June 30,
(in millions)	2007	2006
Balance at beginning-of-year	$5,116	$4,164
Cumulative effect of adoption of SOP 05-1	(31)	—
Deferral	968	595
Amortization	(368)	(293)
Adjustment related to realized gains on securities available-for-sale and derivatives	(13)	(30)
Adjustment related to unrealized losses on securities available-for-sale and derivatives	188	348
Foreign currency translation adjustment	13	37

Balance at end-of-period	$5,873	$4,821

A rollforward of VOBA is as follows:

	Six Months Ended June 30,
(in millions)	2007	2006
Balance at beginning-of-year	$3,304	$999
Cumulative effect of adoption of SOP 05-1	(35)	—
Business acquired	14	2,474
Deferral of commissions	24	41
Amortization	(228)	(144)
Accretion of interest	70	50
Adjustment related to realized gains on securities available-for-sale and derivatives	(7)	—
Adjustment related to unrealized losses on securities available-for-sale and derivatives	78	68
Foreign currency translation adjustment	8	19

Balance at end-of-period	$3,228	$3,507

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2007 and 2006 are net of amounts amortized against DAC and VOBA of $20 million and $30 million, respectively. In addition, realized gains and losses for the six months ended June 30, 2007 and 2006 are net of adjustments made to policyholder reserves of $(2) million and $(3) million, respectively. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of deferred sales inducements, which is included in other assets on the Consolidated Balance Sheets, is as follows:

	Six Months Ended June 30,
(in millions)	2007	2006
Balance at beginning-of-year	$194	$129
Cumulative effect of adoption of SOP 05-1	(3)	—
Deferral	51	36
Amortization	(17)	(10)

Balance at end-of-period	$225	$155

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Commissions	$536	$421	$1,050	$663
General and administrative expenses	475	401	900	707
DAC and VOBA deferrals, net of amortization	(260)	(169)	(466)	(249)
Other intangibles amortization	3	7	7	8
Taxes, licenses and fees	52	47	119	81
Restructuring charges	9	10	10	10

Total	$815	$717	$1,620	$1,220

As discussed in Note 3, the excess of the purchase price for the Jefferson-Pilot merger over the fair value of net assets acquired totaled $3.3 billion.

The following summarizes the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2007:

(in millions)	Balance at December 31, 2006	Purchase Accounting and Other Adjustments	Balance at June 30, 2007
Individual Markets:
Life Insurance	$2,181	$20	$2,201
Annuities	1,032	13	1,045
Employer Markets:
Retirement Products	20	—	20
Group Protection	281	(7)	274
Investment Management	262	—	262
Lincoln Financial Media	707	(5)	702
Lincoln UK	17	—	17

Total	$4,500	$21	$4,521

Details of investment contract and policyholder funds on the Consolidated Balance Sheets are as follows:

(in millions)	June 30, 2007	December 31, 2006
Premium deposit funds	$20,201	$20,541
Other policyholder funds	37,742	37,197
Deferred front end loads	1,106	977
Undistributed earnings on participating business	87	102

Total	$59,136	$58,817

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

The following table provides information on the GMDB features outstanding at June 30, 2007 and December 31, 2006. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive). The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
(dollars in billions)	June 30, 2007	December 31, 2006
Return of Net Deposit
Account value	$42.7	$38.3
Net amount at risk	0.1	0.1
Average attained age of contractholders	55	54
Return of Net Deposits Plus a Minimum Return
Account value	$0.4	$0.4
Net amount at risk	—	—
Average attained age of contractholders	67	67
Guaranteed minimum return	5%	5%
Highest Specified Anniversary Account Value Minus Withdrawals Post Anniversary
Account value	$24.8	$22.5
Net amount at risk	0.2	0.2
Average attained age of contractholders	64	64

The determination of the GMDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.

The following summarizes the liabilities for GMDB, which is recorded in insurance policy and claim reserves on our Consolidated Balance Sheets:

	Six Months Ended June 30,
(in millions)	2007	2006
Balance at beginning-of-year	$23	$15
Cumulative effect of adoption of SOP 05-1	(4)	—
Changes in reserves	10	11
Benefits paid	(3)	(3)

Balance at end-of-period	$26	$23

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included losses of $1 million and $2 million for GMDB for the three and six months ended June 30, 2007, respectively, and a loss of $2 million for the six months ended June 30, 2006.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

(in billions)	June 30, 2007	December 31, 2006
Asset Type
Domestic equity	$43.8	$39.3
International equity	7.2	5.9
Bonds	7.3	6.4

Total	58.3	51.6
Money market	6.3	5.6

Total	$64.6	$57.2

Percent of total variable annuity separate account values	88%	87%

Credit-Linked Notes

As of June 30, 2007 and December 31, 2006, we had $1.2 billion and $700 million outstanding in funding agreements, which is classified in investment contract and policyholder funds on our Consolidated Balance Sheets. We invested proceeds of $850 million from three funding agreements issued in 2006 and 2007 into three separate credit-linked notes originated by third-party companies. We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreements. Our credit-linked notes were created using a trust that combined a high quality asset with a credit default swap to produce multi-class structured securities. Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have insulated our investments from credit losses due to the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. Our affiliate, Delaware Investments, manages the investments in the underlying portfolio. We will not incur credit losses until after the subordinated classes are retired and additional credit losses are incurred in the underlying credit-linked note structure. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $850 million as of June 30, 2007.

The statutory surplus of our insurance subsidiaries is impacted by changes in the market value of these investments. The market values of these investments are sensitive to credit spreads. Sustained declines in the market value of these investments, such as widening credit spreads, would reduce the surplus and may negatively impact the dividend capacity of our insurance subsidiaries.

The table below summarizes information regarding our investments in these securities:

	Amount and Date of Issuance
(dollars in millions)	$400 million December 2006	$200 million April 2007	$250 million April 2007
Amount of subordination*	$2,220	$410	$1,167
Total amount of pool	$40,000	$20,000	$25,000
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche*	AA	Aa2	AA
Number of entities*	125	100	102
Number of countries*	19	21	15
Number of industries*	36	27	30

*	As of August 2, 2007

We are not aware of any significant realized credit losses in the above investments as of June 30, 2007. We have determined that we are not the primary beneficiary, as we do not hold the majority of the risk of loss.

7. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

As a result of our merger with Jefferson-Pilot, we maintain funded defined benefit pension plans for the former U.S. employees and agents of Jefferson-Pilot. The components of net defined benefit pension plan and postretirement benefit plan expense are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in millions)	2007	2006	2007	2006
U.S. Plans
Service cost	$7	$9	$1	$1
Interest cost	14	15	2	2
Expected return on plan assets	(20)	(19)	—	—
Amortization of prior service cost	(1)	—	—	—
Recognized net actuarial (gains) losses	—	1	(1)	—

Net periodic benefit expense	$—	$6	$2	$3

Non-U.S. Plans
Interest cost	$5	$4
Expected return on plan assets	(5)	(4)
Recognized net actuarial losses	1	1

Net periodic benefit expense	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
U.S. Plans
Service cost	$16	$14	$2	$1
Interest cost	30	23	4	3
Expected return on plan assets	(40)	(30)	(1)	—
Amortization of prior service cost	(1)	—	—	—
Recognized net actuarial (gains) losses	—	2	(1)	1

Net periodic benefit expense	$5	$9	$4	$5

Non-U.S. Plans
Service cost	$1	$—
Interest cost	9	8
Expected return on plan assets	(10)	(8)
Recognized net actuarial losses	2	2

Net periodic benefit expense	$2	$2

On May 1, 2007, we announced plans to change the retirement benefits provided to employees, which include replacing our traditional pension retirement benefits with a new defined contribution plan beginning January 1, 2008. This prospective change in benefits will not impact any of the pension retirement benefits that have already accrued to employees. On January 1, 2008, retirement benefits for employees will begin accruing through the new defined contribution plan. This change is not expected to be material to our future earnings, but resulted in a one-time curtailment gain of $9 million ($6 million after-tax) in the second quarter of 2007, which is reported within Other Operations.

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

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the three and six months ended June 30, 2007, which are summarized in the tables below:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Awards
10-year LNC stock options	72,439	421,327
Non-employee director stock options	30,070	30,070
Non-employee agent stock options	915	158,990
Restricted stock units	10,589	233,245
Stock appreciation rights	—	187,750

9. Restrictions, Commitments and Contingencies

See “Restrictions, Commitments and Contingencies” in Note 10 to the consolidated financial statements in our 2006 Form 10-K for a discussion of restrictions, commitments and contingencies, which information is incorporated herein by reference.

Statutory Information and Restrictions

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. For example, under Indiana laws and regulations, our Indiana insurance subsidiaries, including one of our major insurance subsidiaries, The Lincoln National Life Insurance Company (“LNL”), may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Our Jefferson-Pilot Life Insurance Company subsidiary, domiciled in North Carolina, and our Jefferson Pilot Financial Insurance Company subsidiary, domiciled in Nebraska, were merged with and into LNL, our Indiana domiciled subsidiary. Our Jefferson Pilot LifeAmerica Insurance Company subsidiary was redomiciled from New Jersey to New York, and our New York domiciled company subsidiary, Lincoln Life & Annuity Company of New York, was subsequently merged with and into it. The merged company retains the name Lincoln Life & Annuity Company of New York (“LLANY”). LLANY is a wholly owned subsidiary of LNL. LLANY is subject to similar, but not identical, regulatory restrictions with regard to the transfer of funds and payment of dividends as our Indiana domiciled subsidiaries. Ownership of our other Indiana domiciled subsidiary, First Penn Pacific Life Insurance Company, was transferred by extraordinary dividend payment from LNL to LNC. As a result of that transfer, any transfer of funds and payment of dividends from our Indiana domiciled insurance companies are subject to the prior approval of the Indiana Insurance Commissioner for the remainder of 2007.

Reinsurance Contingencies

        Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. Swiss Re Life & Health America, Inc. (“Swiss Re”) represents our largest reinsurance exposure. In the second quarter of 2007, we recognized a reserve increase on the personal accident business that was sold to Swiss Re through an indemnity reinsurance transaction in 2001, at which time we recognized a deferred gain that is being amortized into income at the rate that earnings are expected to emerge within a 15 year period. This adjustment resulted in a non-cash charge of $13 million, after-tax, to increase reserves, which was partially offset by a cumulative “catch-up” adjustment to the deferred gain amortization of $5 million, after-tax, for a total decrease to net income of $8 million. The impact of the accounting for reserve adjustments related to this reinsurance treaty is excluded from our definition of income from operations. Because Swiss Re is responsible for paying the underlying claims to the ceding companies corresponding to the reserve increase, we record an increase in the reinsurance recoverable in the period of the change. The amount of the additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment will be amortized into income in future periods over the remaining period of expected run-off of the underlying business.

Media Commitments

Lincoln Financial Media has commitments to purchase future sports programming rights, and for employment contracts, leases and syndicated television programming of approximately $264 million through 2012 and $16 million thereafter. We have offset the purchase of these programming rights by receiving commitments from other entities to purchase a portion of our sports programming rights of approximately $119 million through 2011, as well as by entering into advertising contracts with customers for the airing of commercials. These commitments are not reflected as an asset or liability in our Consolidated Balance Sheets because the programs are not currently available for use.

10. Segment Information

In the quarter ended June 30, 2006, we completed our merger with Jefferson-Pilot and realigned our reporting segments to reflect the current manner by which our chief operating decision makers view and manage the business. We provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and report results through seven business segments.

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

The following tables show financial data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Revenue
Segment operating revenue
Individual Markets:
Annuities	$675	$552	$1,281	$927
Life Insurance	957	901	1,929	1,402

Total Individual Markets	1,632	1,453	3,210	2,329

Employer Markets:
Retirement Products	367	350	726	656
Group Protection	391	355	751	355

Total Employer Markets	758	705	1,477	1,011

Investment Management (1)	151	135	301	274
Lincoln UK	93	81	183	151
Lincoln Financial Media (2)	57	58	125	58
Other Operations	80	98	154	157
Consolidating adjustments	(34)	(29)	(69)	(57)
Net realized investment results (3)	(5)	(5)	22	(6)
Amortization of deferred gain on indemnity reinsurance	8	—	8	—

Total revenue	$2,740	$2,496	$5,411	$3,917

Net Income
Segment operating income
Individual Markets:
Annuities	$130	$89	$251	$155
Life Insurance	176	147	343	216

Total Individual Markets	306	236	594	371

Employer Markets:
Retirement Products	61	70	125	131
Group Protection	29	37	52	37

Total Employer Markets	90	107	177	168

Investment Management	11	12	28	27
Lincoln UK	12	10	23	21
Lincoln Financial Media	14	12	26	12
Other Operations	(46)	(26)	(83)	(26)
Net realized investment results (4)	(3)	(2)	15	(3)
Reserve development, net of related amortization on business sold through indemnity reinsurance	(8)	—	(8)	—

Net income	$376	$349	$772	$570

(1)

Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $20 million and $24 million for the three months ended June 30, 2007 and 2006, respectively, and $44 million and $49 million for the six months ended June 30, 2007 and 2006, respectively.

(2)

Lincoln Financial Media revenues are net of $9 million of commissions paid to agencies for both the three months ended June 30, 2007 and 2006, and $17 million and $9 million for the six months ended June 30, 2007 and 2006, respectively.

(3)	Includes realized losses on investments of $13 million and $7 million for the three months ended June 30, 2007 and 2006,

respectively; realized gains on derivative instruments of $4 million for the three months ended June 30, 2007; and gains on reinsurance embedded derivative/trading securities of $4 million and $2 million for the three months ended June 30, 2007 and 2006, respectively. Includes realized gains (losses) on investments of $14 million and $(18) million for the six months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $4 million for both the six months ended June 30, 2007 and 2006; and gains on reinsurance embedded derivative/trading securities of $4 million and $8 million for the six months ended June 30, 2007 and 2006, respectively.

(4)

Includes realized losses on investments of $7 million and $3 million for the three months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $2 million for the three months ended June 30, 2007; and gains on reinsurance embedded derivative/trading securities of $2 million and $1 million for the three months ended June 30, 2007 and 2006, respectively. Includes realized gains (losses) on investments of $10 million and $(10) million for the six months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $3 million and $2 million for the six months ended June 30, 2007 and 2006, respectively; and gains on reinsurance embedded derivative/trading securities of $2 million and $5 million for the six months ended June 30, 2007 and 2006, respectively.

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

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	270,566,521	279,117,917	272,716,140	227,136,449
Shares to cover conversion of preferred stock	199,012	235,656	199,980	239,492
Shares to cover non-vested stock	354,054	1,112,575	751,427	1,336,800
Average stock options outstanding during the period	13,307,765	16,716,416	13,815,359	12,783,702
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(11,111,321)	(14,253,642)	(11,613,259)	(11,047,731)
Shares repurchaseable from measured but unrecognized stock option expense	(257,704)	(1,552,553)	(256,675)	(1,188,658)
Average deferred compensation shares	1,345,246	1,243,972	1,326,853	1,272,201

Weighted-average shares, as used in diluted calculation	274,403,573	282,620,341	276,939,825	230,532,255

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

The following is the detail of the reserve for restructuring charges:

(in millions)	Total
Restructuring reserve at December 31, 2006	$8

Amounts incurred in the first six months of 2007
Employee severance and termination benefits	4
Other	6

Total 2007 restructuring charges	10
Amounts expended in the first six months of 2007	(12)

Restructuring reserve at June 30, 2007	$6

Additional amounts expended in the first six months of 2007 that do not qualify as restructuring charges	$34
Total expected costs	180

Expected completion date	4th Quarter 2009

The total expected costs include both restructuring charges and additional expenses that do not qualify as restructuring charges that are associated with the integration activities. In addition, involuntary employee termination benefits were recorded in goodwill as part of the purchase price allocation (see Note 3). Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities in the purchase price allocation in 2006. The remaining liability balance at December 31, 2006 was $3 million. In the first quarter of 2007, an additional $8 million was recorded to goodwill and other liabilities as part of the final adjustment to the purchase price allocation related to employee severance and termination benefits. Through June 30, 2007 approximately $13 million of these costs were incurred and the remaining liability balance at June 30, 2007 was $8 million.

Restructuring charges for this plan in the first six months of 2007 were included in underwriting, acquisition, insurance and other expenses within Other Operations on the Consolidated Statements of Income.

13. Subsequent Event

On July 9, 2007, we announced an agreement with an unaffiliated investment management company involving certain members of our fixed income team and related institutional separate account business. The transaction is expected to close during the fourth quarter of 2007. The maximum institutional separate accounts involved in the transaction is approximately $14 billion. However, the amount of assets included in the transaction is dependent on individual clients’ decisions to transfer their relationship to the unaffiliated company. This change does not impact the fixed income team that manages our fixed income mutual funds or general account assets. This transaction will not be material to our results of operations, liquidity or capital resources.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of June 30, 2007, compared with December 31, 2006, and the results of operations of LNC for the three and six months ended June 30, 2007 and 2006. On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (Jefferson-Pilot). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC’s. Accordingly, the financial information presented herein for the six months ended June 30, 2006, reflects the accounts of Jefferson-Pilot for only the three months ended June 30, 2006. The balance sheet information presented below is as of June 30, 2007 and December 31, 2006. The statement of operations information is for the three and six months ended June 30, 2007 and 2006.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, see Note 3 to the consolidated financial statements in this Form 10-Q.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto presented in “Item 1” (“consolidated financial statements”) of this Form 10-Q and in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition, Results of Operations” (“MD&A”), “Item 1A – Risk Factors” and “Item 8 – Consolidated Financial Statements” of our latest annual report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

This report contains certain financial information determined by methods other than in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gains arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenue and income (loss) from operations by segment in Note 10 to our unaudited consolidated financial statements. Our management and Board of Directors believe that operating revenue and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenue and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Certain reclassifications have been made to prior periods’ financial information to conform to the 2007 presentation.

Forward-Looking Statements—Cautionary Language

Certain statements made in this release and in other written or oral statements made by Lincoln or on Lincoln’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, operations, trends or financial results. Lincoln claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, Lincoln’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline VACARVM; restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

•

The initiation of legal or regulatory proceedings against Lincoln or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which Lincoln and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions that result in changes in law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of Lincoln’s fixed annuity and life insurance businesses and demand for Lincoln’s products;

•

A decline in the equity markets causing a reduction in the sales of Lincoln’s products, a reduction of asset fees that Lincoln charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads and an increase in liabilities related to guaranteed benefit features of Lincoln’s variable annuity products;

•	Ineffectiveness of Lincoln’s various hedging strategies used to offset the impact of declines in and volatility of the equity markets;

•

A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from Lincoln’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income, including as a result of investor-owned life insurance business;

•

Changes in accounting principles generally accepted in the United States that may result in unanticipated changes to Lincoln’s net income, including the impact of the applications of Statement of Position 07-1 and Statements of Financial Accounting Standards 157 and 159;

•

Lowering of one or more of Lincoln’s debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on Lincoln’s ability to raise capital and on its liquidity and financial condition;

•

Lowering of one or more of the insurer financial strength ratings of Lincoln’s insurance subsidiaries and the adverse impact such action may have on the premium writings, policy retention, and profitability of its insurance subsidiaries;

•

Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of Lincoln’s companies requiring that Lincoln realize losses on such investments;

•

The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including Lincoln’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

•	The adequacy and collectibility of reinsurance that Lincoln has purchased;

•	Acts of terrorism, war, or other man-made and natural catastrophes that may adversely affect Lincoln’s businesses and the cost and availability of reinsurance;

•

Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that Lincoln can charge for its products;

•

The unknown impact on Lincoln’s business resulting from changes in the demographics of Lincoln’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life;

•	Loss of key management, portfolio managers in the Investment Management segment, financial planners or wholesalers; and

•

Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding, and investment results.

The risks included here are not exhaustive. Lincoln’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Lincoln’s business and financial performance. Moreover, Lincoln operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the impact of all risk factors on Lincoln’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Lincoln disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

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

We provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and are reporting results through seven business segments. These operating businesses and their segments are described in “Part I—Item 1—Business” of the 2006 Form 10-K.

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

On April 2, 2007, we launched a larger, fixed life insurance and fixed/indexed annuity unified product suite available to our distribution force. To facilitate this unified product suite and as discussed further below under “Recent Developments,” we reorganized our insurance subsidiaries by merging several insurance subsidiaries. On May 21, 2007, we launched a unified fund line-up in our variable life insurance products, and on June 4, 2007, we launched a unified fund line-up in our variable annuity products. On July 9, 2007, we launched our unified term life insurance products and we have plans in place to launch our unified variable life insurance products after receiving appropriate regulatory approvals.

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

•	The market volatility caused by disruption in the subprime loan markets and overall poor liquidity in the fixed income markets.

•	Continued focus by the government on tax reform, which may impact our products.

In the face of these challenges, there are three key themes that will continue to influence our actions and decisions throughout 2007:

•

Taking market share. We are making sizeable investments in distribution throughout the organization, recognizing that sales growth is driven by our ability to maintain a strong presence in our key accounts and distribution channels. At June 30, 2007, we had 584 wholesalers in Lincoln Financial Distributors (“LFD”) compared to 529 at December 31, 2006.

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

Recent Developments

On April 2, 2007, we announced the introduction of the first phase of our new UPP, a wide array of fixed life insurance and fixed/indexed annuity products. On May 21, 2007, we launched a unified fund line-up in our variable life insurance products and on June 4, 2007, we launched the unified fund line-up in our variable annuity products. On July 9, 2007, we launched our unified term life insurance products and we have plans in place to launch our unified variable life insurance products after receiving appropriate regulatory approvals. Our linked benefit products were largely unaffected by the integration since Jefferson-Pilot did not offer these types of products pre-merger. Our new comprehensive product portfolio will offer solutions to baby boomers no matter where they may be in the wealth management cycle.

As part of our continuing merger integration and to facilitate the UPP, on April 2, 2007, we completed the merger of one of our wholly owned insurance subsidiaries, Jefferson-Pilot Life Insurance Company, a North Carolina domiciled insurer, with and into The Lincoln National Life Insurance Company ("LNL"), an Indiana domiciled insurer. We also completed the merger of Jefferson Pilot LifeAmerica Insurance Company ("JPLA"), a New Jersey domiciled insurer, and Lincoln Life & Annuity Company of New York, a New York domiciled insurer. JPLA has been redomiciled to New York and renamed Lincoln Life & Annuity Company of New York. On July 2, 2007, we completed the merger of Jefferson-Pilot Financial Insurance Company, a Nebraska domiciled insurer, with and into LNL, an Indiana domiciled insurer. LNL remains an Indiana domiciled insurer.

On June 7, 2007, we announced plans to explore strategic options for Lincoln Financial Media. We are evaluating a range of options including, but not limited to, divestiture strategies. At this time, there should be no assumption that this strategic review will result in any type of transaction. We do not intend to provide updates to the strategic review process or disclose developments or potential outcomes until and unless a definitive course of action is reached. For additional details, see Note 1 of our consolidated financial statements.

On July 6, 2007, our Chairman of the Board of Directors and Chief Executive Officer, Jon A. Boscia, announced his plans to retire effective September 1, 2007. Dennis R. Glass, our President and Chief Operating Officer, was appointed Chief Executive Officer and J. Patrick Barrett, a long-time board member, was appointed as non-executive Chairman of the Board of Directors.

Critical Accounting Policies

The MD&A included in our 2006 Form 10-K contains a detailed discussion of our critical accounting policies. The following information updates the critical accounting policies provided in the 2006 Form 10-K and accordingly should be read in conjunction with the critical accounting policies discussed in the 2006 Form 10-K.

Deferred Acquisition Costs, Value of Business Acquired, Deferred Sales Inducements and Deferred Front-End Loads

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 addresses the accounting for DAC on internal replacements other than those described in Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”). An internal replacement is defined by SOP 05-1 as a modification in product benefits, features, rights or coverages that occurs by (a) exchanging the contract for a new contract, (b) amending, endorsing or attaching a rider to the contract, or (c) electing a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract are accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract are accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges are written-off. SOP 05-1 was applied prospectively on January 1, 2007.

For a detailed discussion of the cumulative effect of adoption of SOP 05-1 recorded to our January 1, 2007 Consolidated Balance Sheets, see Note 2 of our consolidated financial statements. The adoption of this new guidance primarily impacted and continues to impact our Individual Markets Annuities and Employer Markets Group Protection businesses, and our related accounting policies regarding the assumptions for lapsation used in the amortization of DAC and VOBA. In addition, we estimate that the adoption of SOP 05-1 resulted in a $4 million and $10 million, pre-tax, increase to underwriting, acquisition, insurance and other expenses for the three and six months ended June 30, 2007, which were attributable to changes in DAC and VOBA deferrals and amortization. The impact is expected to be approximately $9 million, pre-tax, for the remainder of 2007. In addition, due to the changes in our GMDB annuity reserves and DSI, we expect benefits to increase by approximately $2 million, pre-tax, for the twelve months ended December 31, 2007. The impact on amortization of DFEL is expected to be less than $1 million.

As equity markets do not move in a systematic manner, we use a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption. Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are impossible to predict, the underlying premise of this process is that best estimate projections of future EGPs, as required by SFAS 97, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI and DFEL. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption. As an illustration of the potential impact, given where our best estimate of EGPs for the Individual Markets Annuity and Employer Markets Defined Contribution segments were positioned in the range at June 30, 2007, if we were to reset the RTM to a gross variable account growth assumption representing the midpoint between the first of the two statistical ranges and the mean of the projections from June 30, 2007 forward in determining revised EGPs, we estimate it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $165 million pre-tax ($107 million after-tax). For more information about the implications of declines and advances in equity markets and our RTM process, see “Part II – Item 7 – Critical Accounting Policies” in our 2006 Form 10-K.

The table below presents the balances by business segment as of June 30, 2007.

	Individual Markets		Employer Markets		Lincoln UK	Other Operations	Total
(in millions)	Annuities	Life Insurance	Retirement Products	Group Protection
DAC and VOBA	$2,237	$5,127	$818	$111	$807	$1	$9,101
DSI	225	—	—	—	—	—	225

Total DAC, VOBA and DSI	2,462	5,127	818	111	807	1	9,326
DFEL	112	569	22	—	403	—	1,106

Net DAC, VOBA, DSI and DFEL	$2,350	$4,558	$796	$111	$404	$1	$8,220

Derivatives

Guaranteed Minimum Withdrawal and Guaranteed Income Benefits

The Individual Markets Annuities segment has a hedging strategy designed to mitigate the risk and statement of income volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage GMWB feature and, beginning in the fourth quarter of 2006, our i4LIFE® Advantage GIB feature that is available in our variable annuity products. In the second quarter of 2007, we also began hedging our 4LATER® Advantage GIB feature available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB features. This dynamic hedging strategy utilizes U.S.-based and international equity futures and options as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB and GIB guarantees caused by those same factors. At June 30, 2007, the embedded derivatives for GMWB, i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were assets valued at $95 million, $29 million and $1 million, respectively.

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

We adopted FASB Interpretation No. 48, – “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” ("FIN 48") effective January 1, 2007 and recorded an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings with no impact on net income. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in federal income tax expense volatility in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. For a detailed discussion of FIN 48, see Note 2 and Note 4 of our consolidated financial statements.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2007	2006		2007	2006
Insurance premiums	$489	$454	8%	$948	$533	78%
Insurance fees	758	692	10%	1,537	1,167	32%
Investment advisory fees	93	81	15%	183	159	15%
Communications revenue (net)	57	58	-2%	125	58	116%
Net investment income	1,170	1,068	10%	2,259	1,747	29%
Amortization of deferred gain on indemnity reinsurance	26	19	37%	45	38	18%
Other revenues and fees	152	129	18%	292	221	32%
Realized gain (loss)	(5)	(5)	—	22	(6)	NM

Total revenue	2,740	2,496	10%	5,411	3,917	38%

Benefits	1,287	1,179	9%	2,481	1,760	41%
Underwriting, acquisition, insurance and other expenses	815	717	14%	1,620	1,220	33%
Communications expenses	31	30	3%	72	30	140%
Interest and debt expenses	73	65	12%	134	87	54%

Total benefits and expenses	2,206	1,991	11%	4,307	3,097	39%

Income before taxes	534	505	6%	1,104	820	35%
Federal income taxes	158	156	1%	332	250	33%

Net income	$376	$349	8%	$772	$570	35%

Items included in net income (after-tax):
Realized gain (loss) on investments and derivative instruments	$(5)	$(3)		$12	$(8)
Net gain on reinsurance embedded derivative/trading securities	2	1		2	5
Restructuring charges	(4)	(6)		(7)	(6)
Reserve development, net of related amortization on business sold through indemnity reinsurance	(8)	—		(8)	—

The table below provides a detailed comparison of items included within net realized investment gains (losses).

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2007	2006		2007	2006
Realized gains on investments	$38	$41	-7%	$104	$66	58%
Realized losses on investments	(49)	(28)	-75%	(68)	(48)	-42%
Realized gain on derivative instruments	4	—	NM	4	4	—
Amounts amortized to balance sheet accounts	(2)	(19)	89%	(20)	(30)	33%
Gain on reinsurance embedded derivative/trading securities	4	2	100%	4	8	-50%
Investment expenses	—	(1)	100%	(2)	(6)	67%

Net gains (losses) on investments and derivative instruments	$(5)	$(5)	NM	$22	$(6)	NM

Write-downs for other-than-temporary impairments included in realized losses on investments above	$(30)	$(2)	NM	$(34)	$(3)	NM

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2007	2006		2007	2006
Deposits
Individual Markets:
Annuities	$3,277	$2,739	20%	$6,098	$4,874	25%
Life Insurance	1,005	1,024	-2%	2,044	1,511	35%
Employer Markets:
Retirement Products—Defined Contributions	1,274	1,159	10%	2,760	2,400	15%
Retirement Products—Executive Benefits	79	77	3%	144	124	16%
Investment Management	6,149	6,047	2%	12,184	15,111	-19%
Consolidating adjustments (1)	(1,078)	(1,139)	5%	(1,988)	(1,877)	-6%

Total Deposits	$10,706	$9,907	8%	$21,242	$22,143	-4%

Net Flows
Individual Markets:
Annuities	$1,138	$699	63%	$1,893	$1,468	29%
Life Insurance	586	548	7%	1,284	805	60%
Employer Markets:
Retirement Products—Defined Contributions	74	114	-35%	295	295	—
Retirement Products—Executive Benefits	26	35	-26%	(49)	75	NM
Investment Management	(425)	1,009	NM	(513)	5,906	NM
Consolidating adjustments (1)	303	(56)	NM	346	(12)	NM

Total Net Flows	$1,702	$2,349	-28%	$3,256	$8,537	-62%

	As of June 30,		As of December 31, 2006	Change Over Prior Year	Change Over Prior Quarter
(in millions)	2007	2006
Assets Under Management by Advisor (2)
Investment Management:
External Assets	$97,725	$85,926	$97,306	14%	0%
Insurance-related Assets	66,423	65,637	67,067	1%	-1%
Lincoln UK	10,536	9,171	10,108	15%	4%
Within Business Units (policy loans)	2,787	2,716	2,760	3%	1%
By Non-LNC Entities	67,592	49,045	56,282	38%	20%

	$245,063	$212,495	$233,523	15%	5%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(2)

Assets under management by advisor provides a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Net income increased $27 million, or 8%, and $202 million, or 35%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in net income for the three months ended June 30, 2007 is primarily driven by growth of business in-force, account value growth from favorable equity markets, positive net flows, and favorable investment results. Net income for the six months ended June 30, 2007, primarily reflects the April 2006 merger with Jefferson-Pilot and favorable investment results.

Partially offsetting the favorable trends discussed above, in our Individual Markets Life Insurance segment, we corrected account values for certain of our life insurance policies and we modified the accounting for one of our UL products with secondary guarantees related to its product features. See "Individual Markets Life Insurance" below for further discussion. Additionally, accruals for legal expenses and higher incentive compensation expense also negatively impacted the results.

In second quarter 2007, we recognized an $8 million, after-tax increase in reserves (net of related deferred gain amortization) on the personal accident business that was sold to Swiss Re through an indemnity reinsurance transaction in 2001. These reserve changes are excluded from our definition of income from operations. Please refer to the "Reinsurance" section for further discussion.

Revenues

Total revenue for the three and six months ended June 30, 2007 was $2.7 billion and $5.4 billion compared to $2.5 billion and $3.9 billion for the same periods in 2006. The increase in insurance premiums for the three months ended June 30, 2007, primarily reflects organic growth in both the non-medical and medical portion of our Employer Markets Group Protection segment, elevated renewal and single premiums, offset partly by lower first year premiums. The increase in insurance fees and investment advisory fees for the three months ended June 30, 2007 reflects growth in assets under management, positive net flows, and the effects of favorable equity market performance, partially offset by the impact of the correction to account values and modification of the accounting within the Individual Markets Life Insurance segment noted above. The increase in insurance fees was primarily driven by favorable expense assessments earned on our individual variable annuities. Higher expense assessments from individual variable annuities resulted from higher average daily variable account values for the three and six months ended June 30, 2007 compared to the same period in 2006, resulting from favorable equity markets and sales growth. Average daily variable account values for the Individual Markets Annuity segment increased 30% and 26% for the three and six months ended June 30, 2007 compared to the same periods in 2006. This growth in insurance fee revenue was partially offset by the adjustments discussed above that reduced insurance fees by $41 million, pre-DAC, and pre-tax in the second quarter of 2007. The increase in insurance premiums and fees for the six months ended June 30, 2007 primarily reflects the April 2006 merger with Jefferson-Pilot, 15% growth in assets under management, positive net flows, and the impact of favorable equity market performance on our variable account values partially offset by the adjustments described above. Excluding the impact of dividends, the S&P 500 Index® at June 30, 2007 was 18.4% higher than at June 30, 2006 and the average daily S&P 500 Index® for the three and six months ended June 30, 2007 was 16.8% and 13.9% higher than the comparable 2006 periods. Partially offsetting these increases were DFEL retrospective unlockings, which reduced insurance fees for the three and six months ended June 30, 2007 by $7 million pre-tax ($5 million after-tax) and $10 million pre-tax ($6 million after-tax) for the Individual Markets Life Insurance segment, primarily due to favorable investment results and favorable persistency.

Net investment income increased $102 million, or 10%, and $512 million, or 29% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in net investment income for the three months ended June 30, 2007 is primarily the result of in-force growth, better than expected investment income from higher commercial mortgage loan prepayments and bond makewhole premiums, increased investment income from alternative investments, and a $51 million increase in the change in the market value of S&P 500 Index® call options used to hedge our indexed annuity product. Investment income from alternative investments, primarily related to limited partnership investments in the current quarter, increased $51 million, pre-DAC, pre-tax in the three months ended June 30, 2007 compared to the same period in 2006. See “Consolidated Investments – Limited Partnership Investments” below for additional information. The increase in net investment income for the six months ended June 30, 2007 primarily reflects the addition of Jefferson-Pilot investment assets, higher portfolio yields, higher alternative investment income, a $24 million increase in the change in the market value of S&P Index® call options used to hedge our indexed annuity product and higher invested assets due to the favorable effect of asset growth from net flows. Investment income from alternative investments, increased $58 million, pre-DAC, pre-tax in the six months ended June 30, 2007 compared to the same period in 2006 due to favorable performance in limited partnership investments. Negative fixed annuity net flows partially offset growth in our indexed and variable annuity net flows for both the three and six months ended June 30, 2007 as higher withdrawals were driven by the expiration of multi-year crediting rate guarantees on certain products we sold three to five years ago.

Included in revenues were net realized losses on investments of $5 million and gains of $22 million for the three and six months ended June 30, 2007 compared to losses of $5 million and $6 million for the comparable 2006 periods. See “Consolidated Investments” below for additional information on our investment performance.

Benefits and Expenses

Consolidated benefits increased $108 million, or 9%, and $721 million, or 41% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in benefits for the three months ended June 30, 2007 is primarily due to growth of business in-force, a $47 million increase in the change in the indexed annuity options mark-to-market adjustment partially offset by a favorable increase in the change in the fair value of the SFAS 133 forward-starting option liability related to our indexed annuity contracts of $12 million, less favorable Employer Market Group Protection segment loss ratio experience than that realized in the second quarter of 2006 and interest credited on the secured limited recourse notes issued in December 2006 and April 2007. For additional detail on the secured limited recourse notes see “Consolidated Investments – Credit-Linked Notes” below. The increase in benefits for the six months ended June 30, 2007 is primarily driven by the merger with Jefferson-Pilot. In the second quarter 2007, we recognized a $20 million reserve increase on the personal accident business that was sold to Swiss Re through an indemnity transaction in 2001. For more information on the secured limited recourse notes see Note 6 to our consolidated financial statements. Higher benefits related to growth in our business were partially offset by the effect of spread management through lower crediting rates on interest sensitive business; the lower interest credited from lower fixed annuity account values resulting from net outflows on fixed annuities and movements from fixed to variable annuity products.

Consolidated underwriting, acquisition, insurance and other expenses for the second quarter and first six months increased $98 million, or 14%, and $400 million, or 33%, for the three and six month periods ended June 30, 2007. Expenses in the second quarter and first six months include $30 million and $44 million of integration costs in 2007 compared to $17 million for both periods in 2006, including restructuring charges that were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger. These actions will be ongoing and are expected to be substantially complete by late 2008, with a total estimated cost of approximately $180 million pre-tax (original cost estimates exclude amounts capitalized, recorded to goodwill and internal costs). Incentive compensation expenses were $34 million, pre-DAC, pre-tax higher in the second quarter and first six months of 2007 compared to the same periods of 2006 as a result of actual performance exceeding our expectations. In the second quarter and first six months of 2007, broker-dealer commissions and expenses increased $14 million and $54 million as a result of higher sales and the impact of the merger on the first six months comparison. A $9 million increase in legal expenses and $5 million of expenses related to the launch of a new closed-end mutual fund also contributed to an increase in expenses in the second quarter and first six months of 2007. Partially offsetting the increase in consolidated expenses for the three and six months ended June 30, 2007 is the one-time curtailment gain of $9 million ($6 million after-tax) we recorded in the second quarter of 2007 related to a change in our employee benefit plans that will go into effect on January 1, 2008. The remainder of the increase in expenses is attributable to higher taxes, licenses and fees and an increase in DAC and VOBA amortization, which is discussed below. For additional information on the change in our employee benefit plans, see “Other Operations” and Note 7 to our consolidated financial statements.

DAC and VOBA amortization, which is included within underwriting, acquisition, insurance and other expenses, increased $22 million and $139 million for the three and six months ended June 30, 2007, with the year-to-date increase primarily driven by the merger with Jefferson-Pilot. In addition to continued growth in our insurance and annuity blocks, the change in DAC and VOBA amortization was impacted by several other items. The adoption of SOP 05-1 on January 1, 2007 resulted in a $4 million pre-tax ($2 million after-tax) and $10 million pre-tax ($6 million after-tax), increase for the three and six months ended June 30, 2007 to DAC and VOBA amortization. The adjustments discussed above, reduced DAC amortization by $23 million, pre-tax in the second quarter of 2007. Additionally, DAC and VOBA amortization for the six months ended June 30, 2007 for the Individual Markets Life Insurance segment was increased by $10 million ($6 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007 and was reduced for the adjustments in the second quarter of 2007 referred to above. Retrospective unlockings favorably impacted DAC and VOBA amortization for the three and six months ended June 30, 2007 by $21 million pre-tax ($14 million after-tax) and $32 million pre-tax ($21 million after-tax) for the Individual Markets Life Insurance segment, primarily due to favorable investment results and favorable persistency.

For additional information on restructuring charges, see Note 12 to our consolidated financial statements.

RESULTS OF OPERATIONS BY SEGMENT

Following is a reconciliation of our revenue and our income from operations to our consolidated revenue and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Revenue
Segment operating revenue
Individual Markets:
Annuities	$675	$552	$1,281	$927
Life Insurance	957	901	1,929	1,402

Total Individual Markets	1,632	1,453	3,210	2,329

Employer Markets:
Retirement Products	367	350	726	656
Group Protection	391	355	751	355

Total Employer Markets	758	705	1,477	1,011

Investment Management (1)	151	135	301	274
Lincoln UK	93	81	183	151
Lincoln Financial Media (2)	57	58	125	58
Other Operations	80	98	154	157
Consolidating adjustments	(34)	(29)	(69)	(57)
Net realized investment results (3)	(5)	(5)	22	(6)
Amortization of deferred gain on indemnity reinsurance	8	—	8	—

Total revenue	$2,740	$2,496	$5,411	$3,917

Net Income
Segment operating income
Individual Markets:
Annuities	$130	$89	$251	$155
Life Insurance	176	147	343	216

Total Individual Markets	306	236	594	371

Employer Markets:
Retirement Products	61	70	125	131
Group Protection	29	37	52	37

Total Employer Markets	90	107	177	168

Investment Management	11	12	28	27
Lincoln UK	12	10	23	21
Lincoln Financial Media	14	12	26	12
Other Operations	(46)	(26)	(83)	(26)
Net realized investment results (4)	(3)	(2)	15	(3)
Reserve development, net of related amortization on business sold through indemnity reinsurance	(8)	—	(8)	—

Net income	$376	$349	$772	$570

(1)

Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $20 million and $24 million for the three months ended June 30, 2007 and 2006, respectively, and $44 million and $49 million for the six months ended June 30, 2007 and 2006, respectively.

(2)

Lincoln Financial Media revenues are net of $9 million of commissions paid to agencies for both the three months ended June 30, 2007 and 2006, and $17 million and $9 million for the six months ended June 30, 2007 and 2006, respectively.

(3)

Includes realized losses on investments of $13 million and $7 million for the three months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $4 million for the three months ended June 30, 2007; and gains on reinsurance embedded derivative/trading securities of $4 million and $2 million for the three months ended June 30, 2007 and 2006, respectively. Includes realized gains (losses) on investments of $14 million and $(18) million for the six months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $4 million for both the six months ended June 30, 2007 and 2006; and gains on reinsurance embedded derivative/trading securities of $4 million and $8 million for the six months ended June 30, 2007 and 2006, respectively.

(4)

Includes realized losses on investments of $7 million and $3 million for the three months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $2 million for the three months ended June 30, 2007; and gains on reinsurance embedded derivative/trading securities of $2 million and $1 million for the three months ended June 30, 2007 and 2006, respectively. Includes realized gains (losses) on investments of $10 million and $(10) million for the six months ended June 30, 2007 and 2006, respectively; realized gains on derivative instruments of $3 million and $2 million for the six months ended June 30, 2007 and 2006, respectively; and gains on reinsurance embedded derivative/trading securities of $2 million and $5 million for the six months ended June 30, 2007 and 2006, respectively.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

Individual Markets – Annuities

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$17	$15	13%	$29	$24	21%
Insurance fees	260	192	35%	496	367	35%
Net investment income	302	263	15%	569	411	38%
Other revenues and fees	96	82	17%	187	125	50%

Total operating revenues	675	552	22%	1,281	927	38%

Operating Expenses
Insurance benefits	222	214	4%	410	330	24%
Underwriting, acquisition, insurance and other expenses	278	217	28%	535	389	38%

Total operating expenses	500	431	16%	945	719	31%

Income from operations before taxes	175	121	45%	336	208	62%
Federal income taxes	45	32	41%	85	53	60%

Income from operations	$130	$89	46%	$251	$155	62%

	Three Months Ended June 30,			Six Months Ended June 30,
Net Flows (in millions)	2007	2006	Change	2007	2006	Change
Variable portion of variable annuity deposits	$2,295	$1,867	23%	$4,295	$3,532	22%
Variable portion of variable annuity withdrawals	(1,247)	(1,003)	-24%	(2,426)	(1,962)	-24%

Variable portion of variable annuity net flows	1,048	864	21%	1,869	1,570	19%

Fixed portion of variable annuity deposits	662	507	31%	1,197	956	25%
Fixed portion of variable annuity withdrawals	(154)	(185)	17%	(305)	(349)	13%

Fixed portion of variable annuity net flows	508	322	58%	892	607	47%

Total variable annuity deposits	2,957	2,374	25%	5,492	4,488	22%
Total variable annuity withdrawals	(1,401)	(1,188)	-18%	(2,731)	(2,311)	-18%

Total variable annuity net flows	1,556	1,186	31%	2,761	2,177	27%

Indexed annuity deposits	191	228	-16%	351	228	54%
Indexed annuity withdrawals	(61)	(47)	-30%	(123)	(47)	NM

Indexed annuity net flows	130	181	-28%	228	181	26%

Fixed annuity deposits	129	137	-6%	255	158	61%
Fixed annuity withdrawals	(677)	(805)	16%	(1,351)	(1,048)	-29%

Fixed annuity net flows	(548)	(668)	18%	(1,096)	(890)	-23%

Total annuity deposits	3,277	2,739	20%	6,098	4,874	25%
Total annuity withdrawals	(2,139)	(2,040)	-5%	(4,205)	(3,406)	-23%

Total annuity net flows	$1,138	$699	63%	$1,893	$1,468	29%

Annuities incremental deposits	$3,241	$2,711	20%	$6,034	$4,822	25%

	As of June 30,
Account Values (in millions)	2007	2006	Change
Variable annuities	$55,171	$41,537	33%

Fixed annuities (including indexed annuities)	17,868	19,533	-9%
Fixed annuities ceded to reinsurers	(1,598)	(2,149)	26%

Total fixed annuities	16,270	17,384	-6%

Total annuities	$71,441	$58,921	21%

Fixed portion of variable annuities	$3,458	$4,132	-16%

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Average Daily S&P 500 Index®	1,496.87	1,282.01	16.8%	1,461.02	1,282.49	13.9%

	Three Months Ended June 30,		Basis Points Change	Six Months Ended June 30,		Basis Points Change
Interest Rate Spreads	2007	2006		2007	2006
Net investment income yield on reserves, excluding below items	5.78%	5.71%	7	5.80%	5.72%	8
Default charges	0.00%	-0.09%	9	0.00%	-0.06%	6
Commercial mortgage loan prepayment and bond makewhole premiums	0.08%	0.02%	6	0.06%	0.04%	2

Net investment income yield	5.86%	5.64%	22	5.86%	5.70%	16

Interest rate credited to policyholders, excluding below item	3.74%	3.85%	(11)	3.68%	3.87%	(19)
SFAS 133 forward-starting option	-0.24%	0.03%	(27)	-0.07%	0.02%	(9)

Interest rate credited to policyholders	3.50%	3.88%	(38)	3.61%	3.89%	(28)

Interest rate spread	2.36%	1.76%	60	2.25%	1.81%	44

Average fixed annuity account values (in millions)	$17,548	$19,200		$17,697	$14,500

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Average Daily Variable Account Values	$53,465	$41,214	30%	$51,327	$40,580	26%

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Income from operations for this segment increased $41 million, or 46%, and $96 million or 62% for the three and six months ended June 30, 2007, compared to the same periods in 2006, respectively. The increase is due primarily to growth in account values from positive net flows, higher investment income on surplus and favorable equity markets partially offset by higher incentive compensation and broker-dealer expenses for both the three and six months ended June 30, 2007, in addition to the impact of the merger with Jefferson-Pilot for the six months ended June 30, 2007. The adoption of SOP 05-1 on January 1, 2007, resulted in a cumulative effect reduction of $28 million in the segment’s DAC and VOBA balances. The adoption of SOP 05-1 also increased DAC and VOBA amortization by $2 million and $5 million for the three and six months ended June 30, 2007, compared to the same periods in 2006. The impact is expected to be approximately $3 million, pre-tax, for the remainder of 2007.

Revenues

Insurance fees increased 35% for both the three and six months ended June 30, 2007, compared to the same periods in 2006. The increases were due to increases in average daily variable annuity account values, which increased 30% and 26% for the three and six months ended June 30, 2007, and an increase in average expense assessment rates. The increase in expense assessment rates is driven primarily by an increase in account values with elective riders for guarantees that we offer such as GMDB, GMWB and GIB which have additional expense assessment charges associated with them. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 20% and 25% for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to growth in the variable annuity business. Indexed annuity deposits for the six months ended June 30, 2007 compared to the same period in 2006 increased $123 million, due to six months of activity being included in net flows in 2007 compared to only three months of activity included in net flows in 2006, as this product was added to our product portfolio as a result of the merger with Jefferson-Pilot.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln SmartSecuritySM Advantage and i4Life® Advantage elective riders and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 25% and 22% for the three and six months ended June 30, 2007, compared to the same periods in 2006.

The other component of net flows relates to the retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates for the six months ended June 30, 2007 were 10.3% compared to 10.8% for the same period in 2006. See the discussion below for the drivers of our elevated lapse rates.

Our lapse rates have been impacted by multi-year guarantee fixed annuity products, which have fixed credited rates for a defined guarantee period before resetting to new rates. Our Step Five Fixed Annuity products have a 60-day window period following each five-year fixed guarantee period during which there is no surrender charge and where crediting rates are reset at the beginning of the window period. Account values for these products were $1.7 billion at June 30, 2007, with approximately $0.4 billion of account values entering the window period throughout the remainder of 2007. Amounts entering window periods after 2007 are not significant. Through June 30, 2007, approximately $0.3 billion of account values entered the window period. Based on our emerging experience with this block of business, we expect lapse rates of approximately 50% on the Step Five Fixed Annuity products. The after-DAC, after-tax effect to the earnings of the segment is mitigated in part by a 50% coinsurance arrangement on 88% of the account values. See “Reinsurance” for additional information on this arrangement. Account values for our other multi-year guaranteed products were $1.7 billion at June 30, 2007, with approximately $0.1 billion of the account value entering the window period throughout the remainder of 2007. During the first six months of 2007, approximately $236 million of these multi-year guarantee products reset with approximately 61% lapsing where the holder did not select another of our products. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time.

Net investment income increased $39 million, or 15%, and $158 million, or 38%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. Overall growth in net investment income has been constrained due primarily to lower average fixed annuity account values and net outflows. The increase in net investment income for the three months ended June 30, 2007 is primarily due to changes in the market value of S&P 500 Index® call options that we use to hedge our indexed annuity products and higher investment income on surplus. The mark-to-market adjustment on S&P 500 Index® call options impacted net investment income by increases of $37 million and $38 million for the three and six months ended June 30, 2007 and by a decrease of $14 million for both the three and six months ended June 30, 2006. This change in the call option market value largely offsets the change in interest credited (included within insurance benefits expense) caused by fluctuations in the value of our indexed annuity contract liabilities, discussed further below within the discussion of benefits expense. These impacts of the indexed annuity hedge program, related to both net investment income and interest credited, are excluded from our spread calculations. Net investment income on surplus increased $9 million pre-DAC, pre-tax in the second quarter of 2007 compared to the same period in 2006 as a result of better than expected results from alternative investments. Net investment income for the three months and six months ended June 30 also included (pre-DAC and pre-tax) $3 million and $5 million in 2007 and $1 million and $3 million in 2006 related to commercial mortgage loan prepayment and bond makewhole premiums. Additionally, net investment income in the second quarter of 2006 was reduced by $4 million ($1 million after-DAC, after-tax) for internal default charges before the methodology was discontinued in the third quarter of 2006. See "Other Operations" below for additional information. The increase in net investment income for the six months ended June 30, 2007 is primarily due to the increase in fixed account values which were acquired in the Jefferson-Pilot merger, the impact of the changes in market value of S&P Index® call options used to hedge our indexed annuity product and higher investment income on surplus.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The annuity product interest rate spread represents the excess of the yield on earning assets over the average crediting rate. We exclude the impact of investment income from statutory surplus investment portfolios from our spread calculations. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less the mark-to-market adjustment on the indexed annuity business, bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. For further explanation of interest credited to policyholders see “Benefits and Expenses” below.

The interest rate spread table above summarizes the effect of changes in the portfolio yield and the rate credited to policyholders, as well as certain significant items causing volatility in the periods presented. In addition to the significant items identified, the interest spreads for this segment have improved primarily due to an increase in earned rates on invested assets, a reduction in average crediting rates year over year driven by the lapses of higher rate multi-year products as described above, and the 5 basis point increase attributable to the opening balance sheet adjustment, discussed below.

We expect to manage the effect of spreads for near-term operating income through a combination of rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $188 million and $352 million for the three and six months ended June 30, 2007, and $173 million and $269 million for the same periods in 2006. The mark-to-market adjustment related to our indexed annuity liabilities increased interest credited for the three and six months ended June 30, 2007, by $34 million and $33 million and decreased interest credited by $13 million for both the three and six months ended June 30, 2006. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) requires that we calculate the fair values of index call options we may purchase in the future to hedge policyholder index allocations applicable to future reset periods, which we refer to as the SFAS 133 forward-starting option liability. This liability represents an estimate of the cost of the options we may purchase in the future less expected charges to policyholders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of this liability result in volatility in interest credited. Interest credited decreased $10 million and $6 million pre-DAC, pre-tax for the three and six months ended June 30, 2007 and increased by $1 million, pre-DAC, pre-tax for the three and six months ended June 30, 2006 related to changes in the SFAS 133 forward-starting option liability. The interest rate assumption used in discounting this liability within the fair value calculation is the primary driver of the change in value. Interest credited to policyholder balances increased for the three months ended June 30, 2007 due to an increase in the indexed annuity liability mark-to-market adjustment partially offset by a favorable change in the SFAS 133 forward-starting option liability and the impact of lapsation of products with higher crediting rates. Interest credited to policyholder balances increased for the six months ended June 30, 2007, compared to the same periods in 2006 as a result of the Jefferson-Pilot merger, partially offset by lower average fixed account values and lower average crediting rates. Interest credited for the first six months of 2007 was also reduced by $4 million ($3 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. These adjustments increased our interest rate spread by 5 basis points in the first six months of 2007. See the table above for the interest rate credited to policyholders.

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $3.6 billion at June 30, 2007 with 33% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 44 basis points in excess of average minimum guaranteed rates. Our ability to retain the multi-year guarantee and annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. For the three and six months ended June 30, 2007, favorable market conditions resulted in decreased insurance benefits for the GMDB, GMWB and GIB riders, which were offset by unfavorable hedge results compared to 2006. The effect of changes in net reserve and benefit payments and results of the hedge program attributable to these guaranteed benefits was such that benefits and expenses decreased $11 million ($4 million after-DAC, after-tax) for the three months ended June 30, 2007 and decreased $14 million ($5 million after-DAC, after-tax) for the six months ended June 30, 2007, compared to the same periods in 2006.

At June 30, 2007, the segment’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.2 billion. The related GAAP and statutory reserves were $25 million and $40 million, respectively. The comparable amounts at December 31, 2006, were a NAR of $0.3 billion, GAAP reserves of $23 million and statutory reserves of $42 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount we would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and consider other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of June 30, 2007:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$28.0	$24.8	$0.4	$5.4	$58.6
% of Total Annuity Account Value	47.8%	42.3%	0.7%	9.2%	100.0%
Average Account Value (thousands)	$116.8	$115.6	$86.5	$81.6	$111.7
Average NAR (thousands)	5.3	7.2	11.8	N/A	7.1
NAR (billions)	—	0.2	—	—	0.2
Average Age of Contract Holder	65	64	67	63	64
% of Contract Holders > 70 Years of Age	15.2%	31.3%	42.4%	32.2%	20.7%

We have variable annuity contracts containing GMDBs that have a dollar-for-dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar-for-dollar basis. For contracts containing this dollar-for-dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar-for-dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar-for-dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar-for-dollar withdrawal GMDB exposure. Beginning in 2003, the GMDB feature offered on new contract sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of June 30, 2007, there were 796 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $51 million.

Underwriting, acquisition, insurance and other expenses increased $61 million, or 28%, and $146 million, or 38%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increases for both periods were driven primarily by account value growth from sales and favorable equity markets, which resulted in higher commission expenses, net of deferrals and higher DAC amortization. DAC and VOBA amortization increased $35 million and $66 million for the three and six months ended June 30, 2007 compared to the same periods in 2006. Broker-dealer commissions and operating expenses increased $14 million and $54 million in the second quarter and first six months of 2007 as a result of higher sales. Higher incentive compensation expenses due to favorable performance also contributed to the increase in expenses for the three and six month periods of 2007. The merger with Jefferson-Pilot also contributed to the increase for the six months ended June 30, 2007. Underwriting, acquisition, insurance and other expenses for six months ended June 30, 2007 were increased by $2 million ($1 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

Individual Markets – Life Insurance

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$88	$90	-2%	$176	$141	25%
Insurance fees	368	386	-5%	787	586	34%
Net investment income	493	416	19%	947	655	45%
Other revenues and fees	8	9	-11%	19	20	-5%

Total operating revenues	957	901	6%	1,929	1,402	38%

Operating Expenses
Insurance benefits	517	497	4%	1,015	760	34%
Underwriting, acquisition, insurance and other expenses	171	183	-7%	392	316	24%

Total operating expenses	688	680	1%	1,407	1,076	31%

Income from operations before taxes	269	221	22%	522	326	60%
Federal income taxes	93	74	26%	179	110	63%

Income from operations	$176	$147	20%	$343	$216	59%

	Three Months Ended June 30,		Basis Points Change	Six Months Ended June 30,		Basis Points Change
Interest Rate Spreads	2007	2006		2007	2006
Interest-Sensitive Products
Net investment income yield on reserves, excluding below items	6.15%	6.16%	(1)	6.14%	6.19%	(5)
Earnings from alternative investments, such as limited partnerhips	0.70%	0.02%	68	0.42%	0.07%	35
Default charges	0.00%	-0.08%	8	0.00%	-0.05%	5
Commercial mortgage loan prepayment and bond makewhole premiums	0.14%	0.13%	1	0.18%	0.11%	7

Net investment income yield	6.99%	6.23%	76	6.74%	6.32%	42

Interest rate credited to policyholders	4.45%	4.46%	(1)	4.45%	4.51%	(6)

Interest rate spread	2.54%	1.77%	77	2.29%	1.81%	48

Traditional Products
Net investment income yield on reserves, excluding below items	6.34%	6.45%	(11)	6.37%	6.50%	(13)
Commercial mortgage loan prepayment and bond makewhole premiums	0.14%	0.14%	—	0.08%	0.15%	(7)

Net investment income yield	6.48%	6.59%	(11)	6.45%	6.65%	(20)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Sales by Product
Universal Life ("UL")
Excluding MoneyGuard®	$145	$98	48%	$311	$139	124%
MoneyGuard®	10	7	43%	17	15	13%

Total Universal Life	155	105	48%	328	154	113%
Variable Universal Life ("VUL")	17	16	6%	38	26	46%
Whole Life	—	—	NM	—	1	-100%
Term	8	11	-27%	17	19	-11%

Total	$180	$132	36%	$383	$200	92%

Net Flows
Deposits	$1,005	$1,024	-2%	$2,044	$1,511	35%
Withdrawals and Deaths	(419)	(476)	12%	(760)	(706)	-8%

Net flows	$586	$548	7%	$1,284	$805	60%

Policyholder Assessments	$586	$571	3%	$1,188	$864	38%

	As of June 30,
(in millions)	2007	2006	Change
Account Values
Universal Life	$22,517	$21,285	6%
Variable Universal Life	4,948	4,194	18%

Total life insurance account values	$27,465	$25,479	8%

In-Force Face Amount
Universal Life and Other	$276,040	$260,945	6%
Term Insurance	236,155	229,082	3%

Total in-force	$512,195	$490,027	5%

Net Amount at Risk
Universal Life and Other	$244,800	$231,600	6%
Term Insurance	234,900	228,000	3%

Total net amount at risk	$479,700	$459,600	4%

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Income from operations for this segment increased $29 million, or 20%, and $127 million, or 59% for the three and six months ended June 30, 2007, compared to the same periods in 2006. The increase for the three months ended June 30, 2007 is primarily the result of favorable investment results, growth of business in-force and favorable retrospective net unlockings, partially offset by higher incentive compensation expenses and the impact of adjustments resulting from correcting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies. The increase for the six months ended June 30, 2007 is driven primarily by the merger with Jefferson-Pilot. Excluding the increased operating results from the merger, income from operations during the six months ended June 30, 2007 increased over the same period in 2006 due to favorable investment results, insurance fees and growth of business in-force.

Revenues

Revenues for the three and six months ended June 30, 2007 increased $56 million, or 6%, and $527 million, or 38%, compared to the same periods in 2006. The increase for the three months ended June 30, 2007 is primarily the result of a $77 million increase in investment income due to continued growth of business in-force, higher commercial mortgage loan prepayments, and bond makewhole premiums and investment income from alternative investments, partially offset by a $41 million reduction in insurance fees, net of DFEL amortization, related to the adjustments noted above. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. Retrospective DFEL unlockings negatively impacted insurance fees for the three and six months ended June 30, 2007 by $7 million pre-tax ($5 million after-tax) and $10 million pre-tax ($6 million after-tax), primarily due to favorable investment results and favorable persistency. Excluding the impact of the $41 million adjustment to insurance fees discussed above, insurance fees for the second quarter of 2007 increased $23 million, or 6%, compared to growth in universal life insurance account values of 6%. The increase for the six months ended June 30, 2007 is primarily due to the inclusion of results from the Jefferson-Pilot companies beginning in April 2006 in addition to the same drivers mentioned above for the three months ended June 30, 2007, partially offset by lower insurance fees related to the adjustments noted above. Revenues for insurance fees for the six months ended June 30, 2007 were reduced by $5 million ($2 million after-DAC, after-tax) primarily related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. In addition to the effects of the merger and excluding the adjustments noted above, growth in mortality and expense assessments for the six months ended June 30, 2007 compared to the same period in 2006 is primarily related to higher sales and increased business in-force due to new sales and favorable persistency. The improved persistency results should positively affect future revenues.

During the three and six months ended June 30, 2007, compared to the same periods in 2006, life insurance in-force grew 5% as a result of new sales, favorable persistency and due to the merger with Jefferson-Pilot for the six month comparison. In-force growth should be considered independently with regard to term products versus permanent products, as term products have a lower profitability in relation to face amount compared to permanent products. Insurance premium revenue relates primarily to whole life and term life insurance products. For the three and six months ended June 30, 2007, insurance premiums for term insurance increased 4% and 30% compared to the same period in 2006, while insurance premiums for whole life decreased 7% and increased 17%. Excluding the impact of the Jefferson-Pilot companies, insurance premiums for term insurance increased 16% for the six months ended June 30, 2007 compared to the same period in 2006, while insurance premiums for whole life decreased 7%. For term insurance, gross premiums grew 3% for the three and six months ended June 30, 2007 from continued growth in the term insurance book of business.

Sales in the table above and as discussed below are reported as follows:

•	UL, VUL, MoneyGuard® – 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target.

•	Whole Life and Term – 100% of first year paid premiums.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are an indicator of future profitability. Total sales for the three and six months ended June 30, 2007 compared to the same periods in 2006, increased $48 million and $183 million. The increase for the three months ended June 30, 2007 is primarily the result of strong performance by our wholesaler, Lincoln Financial Distributors, and retailer, Lincoln Financial Network, as well as by third party retail channels. The increase for the six months ended June 30, 2007 is primarily a result of the merger and strong performance by our distributors. We believe that our sales of universal life products include sales with investor-owned life insurance characteristics. We have implemented procedures to identify sales believed to be associated with this type of business in order to prevent investor-owned life insurance policies from being issued. However, accurate identification of these policies can be difficult and we continue to modify our screening procedures. We cannot predict whether or not these sales will ultimately impact our profitability, however, returns on universal life business sold as part of investor-owned designs are believed to be lower than traditional estate planning universal life sales due in part to zero-expected lapses.

UL and VUL products with secondary guarantees represented approximately 28% of permanent life insurance in-force at June 30, 2007 and approximately 68% and 67% of sales for these products during the three and six months ended June 30, 2007. Actuarial Guideline 38 (“AXXX”) imposes additional reserve requirements for these products—See “Review of Consolidated Financial Condition – Sources of Liquidity and Cash Flow – Financing Activities” for further information on the manner in which we reinsure our AXXX reserves.

Net investment income increased $77 million, or 19%, and $292 million, or 45%, in the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase for the three months ended June 30, 2007 is primarily the result of growth in investment income due to in-force growth of 5%, higher commercial mortgage loan prepayments and bond makewhole premiums of $1 million and investment income from alternative investments of $38 million. Net investment income for the three months and six months ended June 30 included (pre-DAC and pre-tax) $8 million and $19 million in 2007 and $7 million and $11 million in 2006 related to commercial mortgage loan prepayment and bond makewhole premiums. Additionally, the second quarter benefited from an increase in investment income from alternative investments that was driven primarily by favorable results in limited partnership investments of $39 million ($19 million, after-DAC, after-tax) in 2007 compared to $1 million ($1 million, after-DAC, after-tax) in 2006. Also contributing to the increase in net investment income was a $4 million reduction ($1 million after-DAC, after-tax) attributable to internal default charges in the second quarter of 2006 before the methodology was changed. See "Other Operations" below for additional information. The increase for the six months ended June 30, 2007 is primarily driven by the merger with Jefferson-Pilot. Excluding the effects of the merger, growth in investment income for the six-month period was due to the same drivers mentioned above for the three months ended June 30, 2007. At June 30, 2007, we reduced statutory reserves related to our secondary guarantee universal life products by approximately $200 million which will reduce the amount of future net investment income allocated to this segment by $3 million, pre-tax, per quarter prospectively.

The interest rate spread on interest-sensitive products is the difference between the interest to be credited to policyholder accounts and the interest income we earn on the assets supporting the policyholder accounts. We exclude the impact of investment income from statutory surplus investment portfolios and the impact of earnings from affordable housing tax credit securities, which is reflected in our statement of income as a reduction to income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. At June 30, 2007 and 2006, interest sensitive products represented approximately 82% and 81%, respectively, of total invested assets. Interest rate spreads for interest sensitive products increased 77 basis points and 48 basis points in the three and six months ended June 30, 2007 compared to the same periods in 2006. Excluding the effects of commercial mortgage loan prepayment and bond makewhole premiums and internal default charges, interest rate spreads for interest sensitive products increased 68 basis points and 36 basis points for the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily driven by favorable investment income from alternative investments as discussed above. An increase in investment income in the second quarter of 2007 was also driven by 9% growth in invested assets. Higher AXXX statutory reserve liabilities on universal life policies with secondary guarantees contributed to invested asset growth. The three months and six months ended June 30, 2007 interest rate spread on interest-sensitive products was positively impacted by 1 basis point and 4 basis points due to reduced interest credited attributable to fewer calendar days than in average periods.

For the three and six months ended June 30, 2007, spreads between new money rates and general account yields have narrowed. At the end of the second quarter 2007, new money rates exceeded the portfolio rate by roughly 10 basis points. At June 30, 2007, 54% of interest sensitive account values have crediting rates at contract guaranteed levels, and 37% have crediting rates within 50 basis points of contractual guarantees. We decreased crediting rates 10 basis points effective June 1, 2007 which is expected to increase spreads 5 basis points prospectively. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $254 million and $506 million for the three and six months ended June 30, 2007 and $241 million and $384 million for the same periods in 2006. The 5% increase in interest credited was driven primarily by growth in universal life account values of 6% for the three months ended June 30, 2007. For the six months ended June 30, 2007, the increase is primarily attributable to the merger, higher interest credited from growth in universal life account values of 6%, partially offset by a reduction of $14 million ($6 million after-DAC, after-tax) related to a correction to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. Refer to the table above for the interest rate credited to policyholders. On June 1, 2007, we implemented a ten basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees. Insurance benefits also includes changes to the SOP 03-1 benefit reserve for our products with secondary guarantees. The reserve increased for the three and six months ended June 30, 2007 by $18 million, pre-DAC, pre-tax for both periods. As a result of the adjustments in the second quarter of 2007 described above, the change in SOP 03-1 benefit reserves increased $3 million and the ongoing impact related to this revision is expected to increase reserves by $3 million per quarter. Insurance benefits in 2006 includes an increase to the SOP 03-1 benefit reserve that resulted from updating long-term assumptions, primarily investment interest rates. The change in assumptions was estimated to result in an increase in reserves in future quarters of approximately $2 million ($1 million after-tax). Death claims for the second quarter of 2007 compared to 2006 decreased $3 million, or 2%.

Underwriting, acquisition, insurance and other expenses decreased $12 million and increased $76 million for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to changes in DAC and VOBA amortization. DAC and VOBA amortization decreased $17 million and increased $48 million for the three months and six month periods ended

June 30, 2007 compared to 2006. The decrease in DAC and VOBA amortization for the three months ended June 30, 2007 is due to an increase in favorable unlocking discussed in the next sentence and a $23 million decrease in amortization resulting from the adjustments noted above. Favorable retrospective DAC and VOBA unlockings for the three and six months ended June 30, 2007 were $21 million pre-tax ($14 million after-tax) and $32 million pre-tax ($21 million after-tax) primarily due to favorable investment results and favorable persistency. The increase for the six months ended June 30, 2007 is driven primarily by the merger, partially offset by the favorable DAC and VOBA unlocking and the impact of the adjustments discussed above. DAC and VOBA amortization for the six months ended June 30, 2007 is increased by $10 million ($6 million after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. During the third quarter of 2006, we undertook our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. The 2006 review also resulted in a negative net prospective unlocking adjustment, primarily reflecting the impact of the increased reserves related to the sale of life insurance products sold with secondary guarantees, partially offset by improved mortality and expense assumptions. The 2006 review also resulted in an increase in the on-going amortization expense of approximately $4 million pre-tax ($2 million after-tax) per quarter starting in the fourth quarter of 2006. Expenses were also impacted by higher incentive compensation expense in the second quarter of 2007 due to favorable performance.

RESULTS OF EMPLOYER MARKETS

The Employer Markets business provides its products through two segments, Retirement Products and Group Protection. The Retirement Products segment operates through two lines of business – Defined Contribution, which provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces; and Executive Benefits, which provides corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) and contains an Institutional Pension business. The Group Protection segment of Employer Markets offers group life, disability, and dental insurance to employers. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

Employer Markets – Retirement Products

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$—	$—	NM	$1	$1	—
Insurance fees	79	70	13%	156	135	16%
Net investment income	282	274	3%	557	508	10%
Other revenues and fees	6	6	0%	12	12	—

Total operating revenues	367	350	5%	726	656	11%

Operating Expenses
Insurance benefits	188	173	9%	371	316	17%
Underwriting, acquisition, insurance and other expenses	92	77	19%	176	155	14%

Total operating expenses	280	250	12%	547	471	16%

Income from operations before taxes	87	100	-13%	179	185	-3%
Federal income taxes	26	30	-13%	54	54	—

Income from operations	$61	$70	-13%	$125	$131	-5%

Retirement Products – Defined Contribution

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance fees	$65	$57	14%	$127	$115	10%
Net investment income	182	187	-3%	363	373	-3%
Other revenues and fees	5	5	0%	9	10	-10%

Total operating revenues	252	249	1%	499	498	0%

Operating Expenses
Insurance benefits	104	102	2%	209	203	3%
Underwriting, acquisition, insurance and other expenses	81	70	16%	152	143	6%

Total operating expenses	185	172	8%	361	346	4%

Income from operations before taxes	67	77	-13%	138	152	-9%
Federal income taxes	20	23	-13%	41	45	-9%

Income from operations	$47	$54	-13%	$97	$107	-9%

	As of June 30,
(in millions)	2007	2006	Change
Account Values
Variable Annuities	$18,481	$16,144	14%
Fixed Annuities	10,940	11,050	-1%

Total Annuities	29,421	27,194	8%

Alliance Mutual Funds	6,543	4,330	51%

Total Annuities and Alliance	$35,964	$31,524	14%

Fixed Portion of Variable Annuity	$6,023	$6,333	-5%

	Three Months Ended June 30,			Six Months Ended June 30,
Net Flows (in millions)	2007	2006	Change	2007	2006	Change
Variable Portion of Variable Annuity Deposits	$577	$714	-19%	$1,232	$1,383	-11%
Variable Portion of Variable Annuity Withdrawals	(747)	(647)	-15%	(1,560)	(1,322)	-18%

Variable Portion of Variable Annuity Net Flows	(170)	67	NM	(328)	61	NM

Fixed Portion of Variable Annuity Deposits	87	120	-28%	187	239	-22%
Fixed Portion of Variable Annuity Withdrawals	(236)	(231)	-2%	(469)	(452)	-4%

Fixed Portion of Variable Annuity Net Flows	(149)	(111)	-34%	(282)	(213)	-32%

Total Variable Annuity Deposits	664	834	-20%	1,419	1,622	-13%
Total Variable Annuity Withdrawals	(983)	(878)	-12%	(2,029)	(1,774)	-14%

Total Variable Annuity Net Flows	(319)	(44)	NM	(610)	(152)	NM

Fixed Annuity Deposits	146	121	21%	344	256	34%
Fixed Annuity Withdrawals	(140)	(113)	-24%	(305)	(221)	-38%

Fixed Annuity Net Flows	6	8	-25%	39	35	11%

Total Annuity Deposits	810	955	-15%	1,763	1,878	-6%
Total Annuity Withdrawals	(1,123)	(991)	-13%	(2,334)	(1,995)	-17%

Total Annuity Net Flows	(313)	(36)	NM	(571)	(117)	NM

Alliance Mutual Fund Deposits	464	204	127%	997	522	91%
Alliance Mutual Fund Withdrawals	(77)	(54)	-43%	(131)	(110)	-19%

Total Alliance Mutual Fund Net Flows	387	150	158%	866	412	110%

Total Annuity and Alliance Deposits	1,274	1,159	10%	2,760	2,400	15%
Total Annuity and Alliance Withdrawals	(1,200)	(1,045)	-15%	(2,465)	(2,105)	-17%

Total Annuity and Alliance Net Flows	$74	$114	-35%	$295	$295	—

Annuities Incremental Deposits	$854	$935	-9%	$1,717	$1,843	-7%
Alliance Mutual Fund Incremental Deposits	464	204	127%	997	522	91%

Total Annuities and Alliance Incremental Deposits (1)	$1,318	$1,139	16%	$2,714	$2,365	15%

(1)	Incremental deposits represent gross deposits reduced by transfers from other segment products.

	Three Months Ended June 30,		Basis Points Change	Six Months Ended June 30,		Basis Points Change
Interest Rate Spread	2007	2006		2007	2006
Net investment income yield on reserves, excluding below items	6.04%	6.19%	(15)	6.11%	6.19%	(8)
Commercial mortgage loan prepayment and bond makewhole premiums	0.09%	0.12%	(3)	0.06%	0.14%	(8)

Reported net investment income yield	6.13%	6.31%	(18)	6.17%	6.33%	(16)

Interest rate credited to policyholders	3.82%	3.73%	9	3.81%	3.70%	11

Interest rate spread	2.31%	2.58%	(27)	2.36%	2.63%	(27)

Average fixed annuity account values (in millions)	$10,958	$11,004		$10,956	$11,004

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2007	2006	Change	2007	2006	Change
Average Daily Variable Account Values	$18,377	$16,270	13%	$17,982	$16,223	11%

Comparison of Three and Six months ended June 30, 2007 to 2006

Income from operations for the Defined Contribution line of business within the Retirement Products segment decreased $7 million, or 13%, and $10 million, or 9%, for the three and six months ended June 30, 2007 compared to the same periods in 2006, respectively. The decrease for the three and six months ended June 30, 2007 is primarily the result of the net of higher insurance fees on higher average variable account values, more than offset by a reduction in net investment income, an increase in interest credited to contractholder funds and an increase in expenses from strategic initiatives.

Revenues

Insurance fees increased 14% and 10% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in insurance fees for both periods is primarily related to increases in average daily variable annuity account values which increased 13% and 11% during the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in account values reflects positive net flows and positive net equity market returns between periods. Excluding the impact of dividends, the S&P 500 Index® at June 30, 2007 was 18.4% higher than at June 30, 2006 and the average daily S&P 500 Index® was 16.8% and 13.9% higher than the same periods in 2006.

New deposits are an important component of our effort to grow the Defined Contribution business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. Deposits increased 10% and 15% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in new deposits for the three and six months ended June 30, 2007 is primarily due to growth in the Alliance program.

Employer Markets serves the mid-large case 401(k) and 403(b) markets with our Alliance program. Deposits for this program (including Alliance program fixed annuity deposits of $126 million and $304 million) were $590 million and $1.3 billion in the second quarter and first six months of 2007, an increase of 92% and 76% from the same periods in 2006. The Alliance program bundles our fixed annuity products with mutual funds, along with record keeping and employee education components. We earn fees for the services that we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the assets or liabilities reported in our Consolidated Balance Sheets.

The distribution model for the small case 401(k) market is focused on driving growth through financial intermediaries. The two primary products we sell into this market are Director and LALR. As part of the strategic redesign of this model, in October 2006, we terminated a relationship with a third-party wholesaler and committed resources to developing our own wholesale sales force. During the second quarter and first six months of 2007, 401(k) Director product sales were down 31% and 19% from the same periods in 2006 due to the termination of the third-party wholesaler. We expect that in the long-term the benefits associated with our investment in a new wholesaling force will outweigh any short-term consequences of terminating our third-party wholesaling relationship.

The other component of net flows relates to the retention of our business as demonstrated by our lapse rates. The overall lapse rate for our Defined Contribution annuity products was 15% for the three and six months ended June 30, 2007, compared to 13% for the same periods in 2006. The period over period increase in annuity product lapses is mainly driven by our older block of annuity business.

Net investment income decreased 3% for both the three and six months ended June 30, 2007, compared to the same periods in 2006. The decrease in net investment income is primarily related to a net decrease in average fixed account values. The decrease also reflects a decrease in commercial mortgage loan prepayment and bond makewhole premiums from $3 million and $7 million for the second quarter and first six months of 2006 to $2 million and $3 million for the same periods in 2007.

A portion of the net investment income in this segment is credited to our fixed annuity policyholders. The interest credited to policyholders is included in insurance benefits. Annuity product interest rate spreads represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on investment portfolios supporting fixed products and the fixed portion of variable products divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products divided by the average fixed account values.

The interest rate spread table above summarizes the effect of changes in the portfolio yield and the rate credited to policyholders on interest rate spreads, as well as certain significant items causing volatility in the periods presented. In addition to the decrease in commercial mortgage loan prepayment and bond makewhole premiums, this segment also experienced decreases in its investment income yield and an increase in crediting rates. In response to the competitive environment, we increased crediting rates in April 2006 by ten basis points for a series of our fixed annuity products with approximately $6 billion of account values. Effective October 1, 2006, we increased the crediting rates for these products by an additional 10 basis points. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment premiums. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Benefits and Expenses

Interest credited to policyholders is included in insurance benefits and increased 2% and 3% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increases are a result of the increase in crediting rates discussed above. See the table above for the interest rate credited to policyholders.

Underwriting, acquisition, insurance and other expenses increased $11 million, or 16%, and $9 million, or 6%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase for the three and six month period was primarily the result of higher incentive compensation expense, increases in salary and related expenses as we increase our sales force due to growth in business and an increase in DAC/VOBA amortization, negative retrospective unlocking. DAC and VOBA amortization increased $3 million and $2 million for the three and six months ended June 30, 2007 compared to 2006. Also contributing to the increase in expenses was the impact of increased sales of our Alliance mutual fund product and decrease in sales of our annuities products. Distribution expenses of mutual fund products are not deferrable and amortized like similar costs for insurance products. As a result, the segment’s non-deferrable expenses are increasing as sales of the Alliance mutual fund product increase.

A portion of the variable annuity contracts in the segment contain GMDB’s in the form of a Return of Premium (“ROP”) GMDB feature, which guarantees a return of premiums adjusted for any withdrawals. At June 30, 2007, approximately $15 billion, or 60%, of variable annuity contract account values contained an ROP death benefit feature and the net amount at risk related to these contracts was $11 million. The remaining variable annuity contract account values, including the 401(k) Director product, contain no GMDB feature.

Retirement Products – Executive Benefits

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$—	$—	NM	$1	$1	0%
Insurance fees	14	13	8%	29	20	45%
Net investment income	100	87	15%	194	135	44%
Other revenues and fees	1	1	0%	3	2	50%

Total operating revenues	115	101	14%	227	158	44%

Operating Expenses
Insurance benefits	84	71	18%	162	113	43%
Underwriting, acquisition, insurance and other expenses	11	7	57%	24	12	100%

Total operating expenses	95	78	22%	186	125	49%

Income from operations before taxes	20	23	-13%	41	33	24%
Federal income taxes	6	7	-14%	13	9	44%

Income from operations	$14	$16	-13%	$28	$24	17%

	Three Months Ended June 30,			Six Months Ended June 30,
Operational Data (in millions)	2007	2006	Change	2007	2006	Change
COLI/BOLI – Sales	$14	$17	-18%	$34	$35	-3%

COLI/BOLI – Account Value Roll Forward
Balance beginning-of-period	$4,264	$1,387	207%	$4,305	$1,318	227%
Business acquired	—	2,795	-100%	—	2,795	-100%
Deposits	79	77	3%	144	124	16%
Withdrawals and deaths	(53)	(42)	-26%	(193)	(49)	NM

Net flows	26	35	-26%	(49)	75	NM
Policyholder assessments	(17)	(17)	—	(35)	(26)	-35%
Interest credited and change in market value	80	28	186%	132	66	100%

Balance end-of-period	$4,353	$4,228	3%	$4,353	$4,228	3%

	As of June 30,
	2007	2006
COLI/BOLI In-Force	$14,809	$15,373	-4%

Institutional Pensions – Account Value	$2,729	$2,707	1%

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Income from operations for Executive Benefits business decreased $2 million and increased $4 million for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decrease for the three months ended June 30, 2007 is primarily related to net negative retrospective unlocking discussed further below, less favorable mortality in the Institutional Pension business, and declines in COLI/BOLI in-force. For the six months ended June 30, 2007 the increase primarily reflects the April 2006 merger with Jefferson-Pilot.

Revenues

Insurance fees for this business increased 8% and 45% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in insurance fees for the three months ended June 30, 2007 is primarily related to higher variable fees resulting from a customer transferring $55 million of fixed account value to variable account value. This had an offsetting impact on fixed investment income and interest credited as discussed below. The increase in insurance fees for the six months ended June 30, 2007 primarily reflects the addition of the Jefferson-Pilot BOLI business.

Included in the BOLI acquired with the Jefferson-Pilot companies are life insurance products sold to community banks, which accounted for $1.8 billion in policyholder fund balances. At June 30, 2007, VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $115 million. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in-force.

Consistent with the way we report UL sales, we report COLI/BOLI sales as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. On this basis, sales for the three and six months ended June 30, 2007 decreased 18% and essentially remained flat compared to the same periods in 2006. Sales in this business tend to be of large case nature and can fluctuate significantly from quarter to quarter. The recent introduction of new products in the market place should help sales momentum continue to improve throughout the remainder of 2007.

Net investment income increased $13 million, or 15%, and $59 million, or 44%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase in net investment income for the three months ended June 30, 2007 is primarily related to higher investment yields and an additional $13 million of net investment income related to three secured limited recourse notes issued in December 2006 and April 2007. For additional details on the secured limited recourse notes see “Consolidated Investments – Credit-Linked Notes” below and Note 6 to the Financial Statements. Partially offsetting this increase was the unfavorable impact of a customer transferring $55 million of fixed account value to variable account value, which reduced the interest margin. The increase in net investment income for the six months ended June 30, 2007 was driven principally by the Jefferson-Pilot merger in addition to the current quarter increases discussed above.

Benefits and Expenses

Insurance benefits, which includes interest credited to policyholders, increased $13 million, or 18%, in the second quarter and $49 million, or 43%, in the first six months of 2007 compared to the same periods in 2006. The increase in insurance benefits for the three months ended June 30, 2007 is primarily related to the $11 million increase in interest credited on the three secured limited recourse notes mentioned above, less favorable mortality in the Institutional Pension business, and the impact of the 25 basis point increase in crediting rates discussed further below. The increase for the six months ended June 30, 2007 is primarily due to interest credited to Jefferson-Pilot policyholders. On July 1, 2006, we implemented a 25 basis point increase in crediting rates on our BOLI business. Excluding the increase from Jefferson-Pilot companies, insurance benefits for the six months ended June 30, 2007 were essentially level with the same period in 2006, as increased interest credited on the secured limited recourse notes was offset by a recovery on a reinsurance agreement.

Underwriting, acquisition, insurance and other expenses increased $4 million, or 57%, and $12 million, or 100%, for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase for the three months ended June 30, 2007 is primarily related to $2 million of unfavorable retrospective unlocking resulting from a customer transferring $55 million of fixed account value to variable account value, partially offset by favorable retrospective unlocking from market conditions and lower surrenders. The increase for the six months ended June 30, 2007 was primarily the result of the merger with Jefferson-Pilot, and also reflects unfavorable retrospective unlocking in the first quarter of 2007, resulting from surrender activity, and a change in expense allocation methodology put into effect in the third quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger. The change in methodology did not affect consolidated expenses. The surrender activity in the first quarter of 2007 occurred for a variety of reasons and there are no systemic issues such as service or product competitiveness. Second quarter 2007 surrender activity returned to an expected level.

Employer Markets – Group Protection

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

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$361	$329	10%	$693	$329	111%
Net investment income	29	25	16%	56	25	124%
Other revenues and fees	1	1	—	2	1	100%

Total operating revenues	391	355	10%	751	355	112%

Operating Expenses
Insurance benefits	266	226	18%	512	226	127%
Underwriting, acquisition, insurance and other expenses	80	72	11%	159	72	121%

Total operating expenses	346	298	16%	671	298	125%

Income from operations before taxes	45	57	-21%	80	57	40%
Federal income taxes	16	20	-20%	28	20	40%

Income from operations	$29	$37	-22%	$52	$37	41%

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
Product Line Data (in millions)	Income from Operations	Earned Premiums	Loss Ratios	Income from Operations	Earned Premiums	Loss Ratios
Life	$10	$125	73.9%	$19	$244	74.5%
Disability	18	150	66.4%	31	295	67.9%
Dental	—	34	79.3%	—	66	79.2%

Total non-medical	28	309	70.8%	50	605	71.8%

Medical	1	52		2	88

Total	$29	$361		$52	693

Expense ratios:
General and administrative expenses to earned premiums	10.4%			10.1%

Total expenses to earned premiums	22.3%			22.9%

Sales – annualized premium Life, disability and dental combined	$62			$123

Comparison of the Three months ended June 30, 2007 to 2006

Income from operations for this segment decreased $8 million, or 22%, and increased $15 million, or 41% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decrease for the three month period is primarily the result of increased insurance benefits. This increase in insurance benefits was primarily due to an increase in our non-medical loss ratio from 64.7% for the second quarter of 2006 to 70.8% for the same period in 2007. Our better than expected non-medical loss ratio for 2006 was driven by favorable long-term disability claims incidence and favorable claims terminations we did not believe were sustainable.

Income from operations for this segment benefited from favorable claim experience on all products. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. The level of expenses is also an important driver of profitability for this segment, as group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long-duration contracts sold to new policyholders and new programs sold to existing policyholders. The trend in sales is an important indicator of development of business in-force over time.

The adoption of SOP 05-1 resulted in a cumulative effect reduction of $38 million in the segment’s DAC and VOBA balances. The adoption of SOP 05-1 also increased DAC and VOBA net amortization after-tax, by $2 million and $3 million for the three and six months ended June 30, 2007. The total expected after-tax impact to DAC and VOBA net amortization for 2007 is $7 million.

For additional information about the impact of SOP 05-1, refer to Note 2 of our consolidated financial statements.

Revenues

Insurance premiums for the three months ended June 30, 2007 increased 10% compared to the same period in 2006 and the six month period increased 7% compared to the same period in 2006 including the activity reported by Jefferson-Pilot prior to the merger. The increase for the three month period is primarily related to normal organic growth in our non-medical business.

The increase in net investment income is primarily the result of second quarter of 2006 being reduced by $1 million pre-DAC, pre-tax, for internal default charges before the methodology was changed. See "Other Operations" below for additional information.

Sales increased for the three and six months ended June 30, 2007 compared to the comparable periods including the activity reported by Jefferson-Pilot prior to the merger. Sales showed continued growth in the core under 200 lives segment, which were up 12% over the first six months of the prior year. Sales in the voluntary lines, an area of focus due to favorable pricing characteristics, were up 84% and 34% over the second quarter and first six month periods of 2007 compared to 2006. Partially offsetting this growth is the decrease in the sales of large cases, which are down 21% and reflect of a very competitive market.

Benefits and Expenses

Policy benefits reflect a total non-medical loss ratio of 70.8% and 71.8% for the second quarter and first six months of 2007, reflecting loss ratios in the low end of our expected range of 71% to 74%. The discount rate used to calculate reserves for newly incurred long-term disability and life waiver claims is 5.27%. Underwriting, acquisition, insurance and other expenses for the three months ended June 30, 2007 increased compared to the same period in 2006 primarily due to higher incentive compensation expense, commissions and administrative fees, partially offset by lower VOBA amortization as a result of implementation of SOP 05-1. In addition to the factors mentioned for the quarter, the six-month period was also affected by purchase accounting relative to DAC amortization recorded by Jefferson-Pilot for the first quarter in 2006.

RESULTS OF INVESTMENT MANAGEMENT

The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Investment advisory fees	$92	$81	14%	$182	$159	14%
Investment advisory fees—insurance-related	20	24	-17%	45	48	-6%
Other revenues and fees	39	30	30%	74	67	10%

Total operating revenues	151	135	12%	301	274	10%

Operating Expenses
Operating and administrative expenses	133	117	14%	258	232	11%

Total operating expenses	133	117	14%	258	232	11%

Income from operations before taxes	18	18	0%	43	42	2%
Federal income taxes	7	6	17%	15	15	0%

Income from operations	$11	$12	-8%	$28	$27	4%

Margin Data
Pre-tax operating margin	11.8%	13.6%		14.4%	15.2%

Assets Under Management at June 30, (in millions)	2007	2006	Change
Retail-equity	$38,586	$36,036	7%
Retail-fixed	12,303	10,007	23%

Total retail	50,889	46,043	11%

Institutional-equity	23,228	21,729	7%
Institutional-fixed	23,608	18,154	30%

Total institutional	46,836	39,883	17%

Insurance-related assets	66,423	65,637	1%

Total assets under management	$164,148	$151,563	8%

Total Sub-Advised Assets, Included in Above Amounts
Retail	$16,329	$16,899	-3%
Institutional	4,593	4,592	0%

Total sub-advised assets at the end of the period	$20,922	$21,491	-3%

	Three Months Ended June 30,			Six Months Ended June 30,
Net flows (in millions)	2007	2006	Change	2007	2006	Change
Retail
Equity
Sales	$1,778	$2,249	-21%	$4,016	$5,318	-24%
Redemptions and transfers	(2,482)	(2,167)	-15%	(4,958)	(4,020)	-23%

Net flows-equity	(704)	82	NM	(942)	1,298	NM

Fixed income
Sales	1,494	1,034	44%	2,860	1,985	44%
Redemptions and transfers	(1,067)	(794)	-34%	(1,962)	(1,656)	-18%

Net flows-fixed income	427	240	78%	898	329	173%

Total retail
Sales	3,272	3,283	0%	6,876	7,303	-6%
Redemptions and transfers	(3,549)	(2,961)	-20%	(6,920)	(5,676)	-22%

Net flows-total retail	(277)	322	NM	(44)	1,627	NM

Institutional
Equity
Inflows	1,320	1,130	17%	2,190	3,094	-29%
Withdrawals and transfers	(1,754)	(1,335)	-31%	(4,026)	(2,343)	-72%

Net flows-equity	(434)	(205)	NM	(1,836)	751	NM

Fixed income
Inflows	1,557	1,634	-5%	3,118	4,714	-34%
Withdrawals and transfers	(1,271)	(742)	-71%	(1,751)	(1,186)	-48%

Net flows-fixed income	286	892	-68%	1,367	3,528	-61%

Total institutional
Inflows	2,877	2,764	4%	5,308	7,808	-32%
Withdrawals and transfers	(3,025)	(2,077)	-46%	(5,777)	(3,529)	-64%

Net flows-total institutional	(148)	687	NM	(469)	4,279	NM

Combined Retail and Institutional
Sales/inflows	6,149	6,047	2%	12,184	15,111	-19%
Redemptions, withdrawals and transfers	(6,574)	(5,038)	-30%	(12,697)	(9,205)	-38%

Net flows-combined retail and institutional	$(425)	$1,009	NM	$(513)	$5,906	NM

Note:	Sales/inflows include transfer in kind purchases, contributions and dividend reinvestment. The table above excludes the transfer of $780 million in assets to other operations for the six months ended June 30, 2007. As well as the transfer of $153 million of 529 Plan Assets to an unaffiliated 529 Plan provider and the transfer of $3 billion in assets to another internal advisor, both for the three and six months ended June 30, 2007.

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Income from operations for the three and six months ended June 30, 2007 was $11 million and $28 million compared to $12 million and $27 million for the same periods in 2006. The decrease in income from operations for the three months ended June 30, 2007 is primarily due to several non-recurring items incurred in the second quarter of 2007, which are detailed below, as well as increases in variable expenses that vary with levels of assets and revenues. The growth in earnings for the six months ended June 30, 2007 was primarily driven by an increase in third-party assets under management, including higher general account assets acquired through the merger with Jefferson-Pilot, offset by the negative impact of the recurring items detailed below. The segment’s pre-tax operating margin for the three and six months ended June 30, 2007 was 12% and 14% compared to approximately 14% and 15% for the same periods in 2006. Pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenue.

Effective May 1, 2007, the investment advisory role for the Lincoln Variable Insurance Trust, a product within our Employer Markets business, transitioned from Delaware to another internal advisor. In the role of investment advisor, Delaware provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Delaware will continue to manage certain of the assets as a sub-advisor. As a result of this change, the Investment Management assets under management decreased by $3 billion, with a corresponding reduction in Investment advisory fees – insurance-related and associated expenses. The quarterly impact to the segment’s income from operations was not significant. There is no impact to our consolidated assets under management or net income.

On July 9, 2007, we announced an agreement with an unaffiliated investment management company involving certain members of our fixed income team and related institutional separate account business. We believe that the announcement of this transaction has contributed to some of the softness in our fixed income institutional separate account net flows. The transaction is expected to close during the fourth quarter of 2007. The maximum institutional separate accounts involved in the transaction is approximately $14 billion. However, the amount of assets included in the final transaction is dependent on individual clients’ decisions to transfer their relationship to the unaffiliated company. This transaction does not impact the fixed income team that manages our fixed income mutual funds or general account assets. This transaction will not be material to LNC’s results of operations, liquidity or capital resources.

Revenues, Deposits and Net Flows

Investment advisory fees increased 14% for the three and six months ended June 30, 2007 compared to the same period in 2006, as a result of higher average level of third-party assets under management, changes in product mix and positive equity market returns which were a factor in both time periods under consideration. The average level of the equity markets was higher for the three and six months ended June 30, 2007 compared to the same periods in 2006, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 Index® at June 30, 2007 was 18% higher than at June 30, 2006 and the average daily S&P 500 Index® for the three and six months ended June 30, 2007 was 17% and 14% higher than the same periods of 2006.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses. In addition, included in the investment advisory fees—external are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees – insurance-related consists of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Individual and Employer Markets businesses. These fees decreased 17% and 6% for the three and six months ended June 30, 2007 compared to the same period in 2006. The decreases are attributable to a combination of lower fees earned on management of the general account assets, coupled with the transfer of management of certain short-term assets to an internal manager and the May 1, 2007 transition of $3 billion from Delaware to another internal advisor.

Total assets as of June 30, 2007 were $164.1 billion, a decrease of $0.6 billion when compared to December 31, 2006 ending assets. The year to date change was largely the result of: a $4 billion reduction due to transfer of assets to other internal managers; a $1 billion reduction in general account assets; $0.5 billion of negative net flows; a $0.2 billion reduction due to the transition of Pennsylvania 529 Plan assets; offset by $5.1 billion of market value gains.

Year to date net flows were negative $0.5 billion, which is $6.4 billion lower when compared to the prior year period. The closing of several products and the variability of institutional sales accounted for this variance, along with the announcement of the fixed income transaction. The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods. While we expect investment performance to remain solid and look for positive net flows in 2007, capacity constraints in certain investment strategies and the previously discussed fixed income transaction may limit sales growth for the remainder of 2007 and into 2008.

Expenses

Operating and administrative expenses increased 14% and 11% for the three and six months ended June 30, 2007 compared to the same periods in 2006. These increases primarily reflect several non-recurring items taken in the second quarter and increases in expenses that vary with levels of assets and revenues. Expenses included $6 million pre-tax in the second quarter 2007 due to higher accruals for legal expenses. In addition, on June 29, 2007, Delaware Investments issued Delaware Enhanced Global Dividend and Income Fund, a new closed-end fund that combines domestic and international stocks, real estate investment trusts, and debt securities seeking diversification and high current income. Costs associated with the launch of this fund increased expenses $5 million pre-tax in the second quarter of 2007.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products. Beginning in 2006 and continuing into 2007, Lincoln UK began participating in our overall RISV initiative and we have now introduced retirement income product solutions into the U.K. marketplace. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Operating Summary (in millions)	2007	2006		2007	2006
Operating Revenues
Insurance premiums	$24	$20	20%	$48	$37	30%
Insurance fees	50	43	16%	96	79	22%
Net investment income	19	18	6%	39	35	11%

Total operating revenues	93	81	15%	183	151	21%

Operating Expenses
Insurance benefits	34	27	26%	70	53	32%
Underwriting, acquisition, insurance and other expenses	41	39	5%	78	66	18%

Total operating expenses	75	66	14%	148	119	24%

Income from operations before taxes	18	15	20%	35	32	9%
Federal income taxes	6	5	20%	12	11	9%

Income from operations	$12	$10	20%	$23	$21	10%

June 30, (in millions, except exchange rate)	2007	2006	Change
Unit-linked assets	$9,168	$7,857	17%
Individual life insurance in-force	19,605	18,289	7%
Exchange rate ratio-U.S. dollars to pounds sterling:
Average for the year-to-date period	1.977	1.791	10%
End of period	2.008	1.849	9%

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Income from operation for this segment increased $2 million, or 20%, and $2 million, or 10%, for the three and six months ended June 30, 2007, compared to the same periods in 2006. For the three and six months ended June 30, 2007, the average exchange rate for the U.S. dollar relative to the British pound sterling increased 9% and 10% compared to the same periods in 2006. This increase in the exchange rate and the growth in insurance fees were the primary drivers of the increase in income from operations.

Revenues

Excluding the effect of the exchange rate, insurance premiums increased 10% and 18% for the three and six months ended June 30, 2007 compared to same periods of 2006, reflecting an increase in the annuitization of vesting pension policies. The receipt of these premiums results in a corresponding increase in benefits. Our annualized policy lapse rate for the six months ended June 30, 2007 was 6.7% compared to 6.8% for the same period in 2006, as measured by the number of policies in-force. Excluding the effects of exchange rates, insurance fees increased 7% and 10% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The growth in insurance fees was primarily due to higher average equity-linked account values resulting from favorable U.K. equity markets, partially offset by lower tax related fees. The average values of the FTSE 100 index were 12% and 10% higher in the three and six months ended June 30, 2007 compared to the same periods in 2006.

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

Expenses

Operating expenses were 14% and 24% higher for the three and six months ended June 30, 2007 compared to the same periods in 2006. Excluding the effect of the exchange rate, operating expenses were 4% and 13% higher for the three and six months ended June 30, 2007 compared to the same periods in 2006. Increased expenses in both periods under consideration were impacted by investment in developing our Retirement Income strategy as well as the increase in reserves due to higher levels of vesting annuity premiums received. The six months ended June 30, 2007 also had an additional provision of $2 million pre-tax to cover costs associated with the UK selling practice matters discussed below.

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

RESULTS OF LINCOLN FINANCIAL MEDIA

The Lincoln Financial Media segment consists of 18 radio and 3 television broadcasting stations located in selected markets in the Southeastern and Western United States and also produces and distributes syndicated collegiate basketball and football sports programming. Operations of this segment were acquired in the April 2006 merger with Jefferson-Pilot. Therefore, its results are not included in our consolidated results for the first quarter of 2006. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
Operating Summary (in millions)	2007	2006		2007	2006
Operating Revenue
Communications revenues (net)(1)	$57	$58	-2%	$125	$58	116%

Operating Expenses
Operating expenses	36	38	-5%	85	38	124%

Income from operations before taxes	21	20	5%	40	20	100%
Federal income taxes	7	8	-13%	14	8	75%

Income from operations	$14	$12	17%	$26	$12	117%

(1)

Communications revenues are net of commissions of $9 million paid to agencies for the three months ended June 30, 2007 and 2006, and $17 million and $9 million for the six months ended June 30, 2007 and 2006, respectively.

Comparison of Three and Six Months Ended June 30, 2007 to 2006

Communications revenues for the six months ended June 30, 2007 increased 116% compared to the same period in 2006. Income from operations was $14 million and $26 million for the three and six months ended June 30, 2007 compared to $12 million for the same periods in 2006. The slight increase in operating income for the three months ended June 30, 2007 was primarily the result of a decrease in intangible amortization due to acquired advertising contracts being fully amortized in the second quarter of 2006 following the merger with Jefferson-Pilot. Amortization can vary from quarter to quarter in this segment depending on the sports rights fees from quarter to quarter. The increase in operating income for the six month period was a result of the merger with Jefferson-Pilot as discussed above. Profitability for Lincoln Financial Media is seasonal and is principally influenced by such factors as retail events, special and sporting events and political advertising.

On June 7, 2007 we announced plans to explore strategic options for Lincoln Financial Media. We are evaluating a range of options including, but not limited to, divestiture strategies. For additional details, see Note 1 of our consolidated financial statements.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Premiums	$—	$—	NM	$1	$1	0%
Net investment income	45	72	-38%	91	112	-19%
Amortization of deferred gain on indemnity reinsurance	18	20	-10%	37	37	0%
Other revenue and fees	3	—	NM	—	(1)	100%
Inter-segment elimination of investment advisory fees	(20)	(23)	13%	(44)	(49)	10%

Total operating revenues	46	69	-33%	85	100	-15%

Operating Expenses
Insurance benefits	8	5	60%	13	7	86%
Interest credited to contractholder funds	33	37	-11%	70	70	0%
Insurance and other expenses	35	29	21%	53	31	71%
Interest and debt expense	72	64	13%	133	86	55%
Inter-segment elimination of investment advisory fees	(20)	(23)	13%	(44)	(49)	10%

Total operating expenses	128	112	14%	225	145	55%

Loss from operations before taxes	(82)	(43)	-91%	(140)	(45)	NM
Federal income taxes	(36)	(17)	NM	(57)	(19)	NM

Loss from operations	$(46)	$(26)	-77%	$(83)	$(26)	NM

Comparison of the Three and Six Months Ended June 30, 2007 to 2006

Revenues

Net investment income decreased 38% and 19% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decrease in net income for the three and six months ended June 30, 2007 is primarily due to a decrease in invested assets driven by share repurchases, debt repayment and dividends paid to shareholders exceeding our insurance segments distributable earnings and our non-insurance segments dividends received. Also contributing to the decline is $12 million ($8 million after-tax) for internal default charges recorded in the second quarter of 2006. In the third quarter of 2006, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through intra-segment charge referred to as the internal default charge. This change did not have an effect on consolidated income from operations. Finally, the elimination of interest expense on the inter-segment cash management account, which also decreased net investment income, totaled $6 million ($4 million after-tax) and $14 million ($9 million after-tax) for the three and six months ended June 30, 2007 and none for the same periods in 2006. We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. Other Operations is impacted by merger-related expenses, use of capital by our other segments and use of capital for other activities, such as dividends to shareholders, share repurchases and business acquisitions. Furthermore, if regulations require increases in our insurance segments’ statutory reserves and surplus the Other Operations segment investment income will be negatively impacted.

Operating Expenses

Operating expenses increased 14% and 55% for the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to higher merger-related expenses, interest expense, expenses related to strategic initiatives such as Retirement Income Security Ventures and an accrual for litigation expenses, partially offset by a pension curtailment gain. Operating expenses for the three and six months ended June 30, 2007 include $30 million ($20 million after-tax) and $44 million ($29 million after-tax) in merger-related integration costs, including restructuring charges, compared to $17 million ($11 million after-tax) for the same periods in 2006. The increase was due to an increase in system integration work. See Note 12 to the consolidated financial statements for additional information. During the third quarter of 2007, we expect to record a projected separation benefit of approximately $8 million ($5 million after-tax) related to the retirement of certain key executives.

Interest and debt expense increased 13% and 55% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The increase for the three months ended June 30, 2007 compared to the same period in 2006 is primarily due to the increase in the average balance of outstanding debt. The increase in the six months ended June 30, 2007 compared to the same period in 2006 is primarily due to the increase of $3.4 billion in corporate borrowings, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger consideration. The increase also includes $0.9 billion for the fair value of Jefferson-Pilot corporate debt. The timing and/or discretionary nature of uses of cash for the repurchase of stock, incentive compensation and the availability of funds from our cash management account may result in changes in external financing and volatility in interest expense. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Insurance and other expenses increased 21% and 71% for the three and six months ended June 30, 2007 compared to the same periods in 2006 with the second quarter increase attributable to a $3 million ($2 million after-tax) increase in our Retirement Income Security Ventures strategic initiative, higher incentive compensation expenses and a $3 million ($2 million after-tax) increase in accruals for legal expenses. The increase for the six months ended June 30, 2007 is primarily related to the merger with Jefferson-Pilot.

On May 1, 2007, we announced plans to change the employee retirement plan, which includes replacing traditional pension retirement benefits with an enhanced match in our 401(k) defined contribution plan beginning January 1, 2008. This change resulted in a one-time curtailment gain of $9 million, pre-tax, which was reported within insurance and other expenses, for the second quarter of 2007. For additional details, see Note 7 of our consolidated financial statements.

The interest credited to contractholder funds decreased for the three months ended June 30, 2007 and was flat for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a reclassification to insurance benefits during the second quarter of 2007. The majority of the interest credited to policyholders relates to our reinsurance operations sold to Swiss Re in 2001. A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our financial statements. The interested credited corresponds to investment income earnings on the assets we continue to hold for this business. There is no impact to the income or loss in Other Operations or to our consolidated income.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in millions)	June 30, 2007	December 31, 2006	June 30, 2006
Total consolidated investments (at carrying amount)	$70,868	$71,488	$69,714

Average invested assets at amortized cost (1)	69,984	64,099	57,648

	Three Months Ended June 30,		Six Months Ended June 30,		Change
(in millions)	2007	2006	2007	2006	Quarter	Year
Net investment income	$1,170	$1,068	$2,259	$1,747	10%	29%
Investment yield (ratio of net investment income to average invested assets)	6.69%	6.03%	6.46%	6.07%

Items included in net investment income:
Limited partnership investment income	$66	$15	$85	$27	NM	215%
Prepayment and makewhole premiums	22	15	37	26	47%	42%
Consent fees	1	1	8	2	0%	300%
Standby real estate equity commitments	1	3	5	7	-67%	-29%

(1)	Based on the average of invested asset balances at the beginning and ending of each quarter within the year. The increase is primarily attributable to the $27.9 billion in Jefferson-Pilot investments acquired on April 3, 2006.

The total investment portfolio decreased $620 million during the first six months of 2007. The decrease was related to negative net flows and transfers from fixed to variable accounts in the individual fixed annuity product and a decrease in the market value of the portfolio related to the increase in interest rates during the latter half of the second quarter.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of June 30 2007, was as follows:

(in millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total
1	AAA /AA / A	$34,576	$34,458	62.1%
2	BBB	17,777	17,746	32.0%
3	BB	2,115	2,124	3.9%
4	B	944	964	1.7%
5	CCC and lower	132	140	0.3%
6	In or near default	11	15	0.0%

		$55,555	$55,447	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 through 6) were $3.2 billion, or 5.9% and $3.7 billion, or 6.6%, of all fixed maturity securities available-for-sale, as of June 30, 2007 and December 31, 2006, respectively. This represents 4.6% of the total investment portfolio at June 30, 2007 compared to 5.2% at December 31, 2006. On an amortized cost basis, below investment grade securities represented 5.9% of available-for-sale fixed maturity securities at June 30, 2007 compared to 6.5% at December 31, 2006.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as available-for-sale are carried at fair value in our Consolidated Balance Sheets and make up 95% of our fixed maturity and equity securities portfolio. The fair value for all private securities was $7.5 billion at June 30, 2007 compared to $7.1 billion at December 31, 2006, representing approximately 11% and 10% of total invested assets as of June 30, 2007 and December 31, 2006, respectively.

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

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At June 30, 2007, we did not have a significant amount of higher-risk mortgage-backed securities.

Mortgage Loans on Real Estate: The following summarizes key information on mortgage loans:

(in millions)	June 30, 2007	December 31, 2006
Total portfolio (net of reserves)	$7,311	$7,384
Percentage of total investment portfolio	10.3%	10.3%
Percentage of investment by property type:
Commercial office buildings	34.5%	33.6%
Retail stores	23.5%	24.7%
Industrial buildings	24.3%	22.0%
Apartments	10.6%	11.1%
Hotels/motels	5.1%	6.4%
Other	2.0%	2.2%

Impaired mortgage loans	$7	$29
Impaired mortgage loans as a percentage of total mortgage loans	0.1%	0.4%
Restructured loans in good standing	$58	$59
Reserve for mortgage loans	1	2

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 0.1% and 0.4% of total mortgage loans as of June 30, 2007 and December 31, 2006, respectively. For both June 30, 2007 and December 31, 2006, we had two commercial mortgage loans that were two or more payments delinquent. The total principal and interest due on these loans as of June 30, 2007 and December 31, 2006 was less than $1 million.

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be impacted by subprime lending and direct investments in asset-backed securities collateralized debt obligations (“ABS CDOs”), residential mortgage asset-backed securities (“ABS”) and residential mortgage-backed securities (“RMBS”). RMBS are backed by residential mortgages and mortgage-related ABS are backed by home equity loans. These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness: Prime, Alt-A and Subprime. Alt-A lending is the origination of residential mortgage loans to customers who have Prime credit profiles but lack documentation to substantiate income. Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

The slowing U.S. housing market, increased interest rates and relaxed underwriting standards for some originators of residential mortgage loans and home equity loans have recently led to higher delinquency rates, especially for loans originated in 2006. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we expect to continue to receive payments in accordance with contractual terms of our securities, largely due to the seniority of the claim on the collateral. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of the securities reflect the seniority of the securities that we own. Our residential mortgage-backed securities had an amortized cost on June 30, 2007 of $8.7 billion and an unrealized loss of $135 million, or 1.5%, which is primarily due to the impact of changes in interest rates.

The tables below summarize the nature of our investments in securities, including both available-for-sale and trading securities, backed by pools of residential mortgages or home equity loans, the credit quality of the underlying loans backing the securities and the year in which the loans backing our securities were originated. The amortized cost of investments backed by subprime loans was $861 million and represented 1.2% of our total investment portfolio as of June 30, 2007. The market value of the subprime investments was $832 million. Investments rated A or above represented 93% of the subprime investments and $431 million amortized cost of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent most of the subprime exposure with trading securities being only $22 million or 2.6%.

The following table shows Collateral Creditworthiness of Residential Mortgage-backed Securities, at amortized cost.

Type (in millions)	Total	Prime	Alt-A	Subprime
RMBS	$7,391	$6,465	$926	$—
ABS	1,294	—	444	850
CDO	11	—	—	11

Total	$8,696	$6,465	$1,370	$861

The following tables show the credit quality of Residential Mortgage-backed Securities, at amortized cost (in millions).

Rating	Alt-A	Subprime
AAA	$1,031	$676
AA	266	67
A	42	55
BBB	24	52
B and below	7	11

Total	$1,370	$861

Origination Year	Alt-A	Subprime
Pre-2005	$365	$430
2005	130	262
2006	345	169
2007	530	—

Total	$1,370	$861

None of these investments include any direct investments in subprime lenders or mortgages. We have exposure related to investments made by the hedge funds and limited partnerships that we own, but we are not aware of material exposure to subprime in those asset-classes.

Limited Partnership Investments: As of June 30, 2007 and December 31, 2006, our consolidated investments included investments in limited partnerships of $741 million and $590 million, respectively. As of June 30, 2007 and December 31, 2006, these include investments in approximately 94 and 84 different partnerships, respectively that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. Limited partnership investments are accounted for using the equity method of accounting and are included in other investments in our Consolidated Balance Sheets.

Net Investment Income: Net investment income increased 10% and 29% for the three and six months ended June 30, 2007, compared to the same periods in 2006. The increase in net investment income for the three month period primarily reflects favorable performance from limited partnership investments, increased prepayment and makewhole premiums and higher portfolio yields. Excluding commercial mortgage loan prepayment, bond makewhole premiums and fees received from the standby real estate equity commitments financing program, the increase in net investment income for the six month period primarily reflects higher portfolio yields and higher invested assets due to the April 2006 Jefferson-Pilot merger, which added $27.9 billion in invested assets.

As of June 30, 2007 and December 31, 2006, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $29 million and $40 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed to the reinsurers under the terms of the reinsurance arrangements.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized gains (losses) on investments and derivatives of $(9) million and $(7) million for the three months ended June 30, 2007 and 2006, respectively, and $18 million and $(14) million for the six months ended June 30, 2007 and 2006, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax realized gains (losses) were $(7) million and $13 million for the three months ended June 30, 2007 and 2006, respectively and $39 million and $22 million for the six months ended June 30, 2007 and 2006, respectively.

The gross realized gains on fixed maturity and equity securities were $30 million and $34 million for the three months ended June 30, 2007 and 2006, respectively and $87 million and $58 million for the six months ended June 30, 2007 and 2006, respectively. Gross realized losses on fixed maturity and equity securities were $47 million and $26 million for the three months ended June 30, 2007 and 2006, respectively and $57 million and $46 million for the six months ended June 30, 2007 and 2006, respectively. Included in losses for fixed maturities and equity securities are write-downs for impairments of $32 million and $36 million for the three and six months ended June 30, 2007, respectively compared to $2 million and $3 million for the same periods in 2006. The write-down for impairments includes both credit-related and interest-rate related impairments.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other-than-temporary, see “Critical Accounting Policies – Write-Downs for Other-Than-Temporary Impairments and Allowance for Losses” in our 2006 Form 10-K.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities is at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. At June 30, 2007 and December 31, 2006, gross unrealized gains on securities available-for-sale were $799 million and $1.3 billion, respectively, and gross unrealized losses on securities available-for-sale were $890 million and $373 million, respectively. At June 30, 2007, gross unrealized gains and losses on fixed maturity securities available-for-sale were $776 million and $884 million, and gross unrealized gains and losses on equity securities available-for-sale were $23 million and $6 million. At December 31, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1.3 billion and $371 million, and gross unrealized gains and losses on equity securities available-for-sale were $22 million and $2 million. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

For total publicly traded and private securities that we held at June 30, 2007 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< = 90 days	$21,029	60.1%	$21,333	59.6%	$(304)	34.2%
> 90 days but < 180 days	3,591	10.3%	3,733	10.4%	(142)	16.0%
> 180 days but < 270 days	1,360	3.9%	1,409	3.9%	(49)	5.5%
> 270 days but < 1 year	282	0.8%	300	0.8%	(18)	2.0%
> 1 year	8,695	24.9%	9,072	25.3%	(377)	42.3%

Total	$34,957	100.0%	$35,847	100.0%	$(890)	100.0%

The composition by industry categories of all securities in unrealized loss status, which we held at June 30, 2007, is presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Collateralized mortgage obligations ("CMO")	$4,492	12.9%	$4,597	12.8%	$(105)	11.9%
Banking	3,492	10.0%	3,571	10.0%	(79)	8.9%
ABS	2,225	6.4%	2,301	6.4%	(76)	8.5%
Electric	2,973	8.5%	3,035	8.5%	(62)	7.1%
CMBS	1,797	5.1%	1,843	5.1%	(46)	5.2%
Food and Beverage	1,387	4.0%	1,421	4.0%	(34)	3.8%
Distributors	939	2.7%	963	2.7%	(24)	2.7%
Sovereigns	543	1.6%	567	1.6%	(24)	2.7%
Pipelines	1,075	3.1%	1,098	3.1%	(23)	2.6%
Media Non-cable	631	1.8%	652	1.8%	(21)	2.4%
Property & Casualty insurers ("P&C")	857	2.5%	878	2.4%	(21)	2.4%
Retailers	498	1.4%	516	1.4%	(18)	2.0%
Automotive	282	0.8%	297	0.8%	(15)	1.7%
Metals and Mining	429	1.2%	444	1.2%	(15)	1.7%
Paper	328	0.9%	342	1.0%	(14)	1.6%
Financial Other	350	1.0%	364	1.0%	(14)	1.6%
Non Captive Consumer	391	1.1%	405	1.1%	(14)	1.6%
Real Estate Investment Trusts ("REITS")	674	1.9%	687	1.9%	(13)	1.5%
Oil Field Services	587	1.7%	599	1.7%	(12)	1.3%
Gaming	169	0.5%	180	0.5%	(11)	1.2%
Government Sponsored	538	1.5%	549	1.5%	(11)	1.2%
Entertainment	374	1.1%	385	1.1%	(11)	1.2%
Conventional 30yr	435	1.2%	446	1.2%	(11)	1.2%
Owned No Guarantee	308	0.9%	319	0.9%	(11)	1.2%
Chemicals	499	1.4%	509	1.4%	(10)	1.1%
Home Construction	289	0.8%	299	0.8%	(10)	1.1%
Brokerage	596	1.7%	606	1.7%	(10)	1.1%
Technology	371	1.1%	380	1.1%	(9)	1.0%
Railroads	283	0.8%	292	0.8%	(9)	1.0%
Wirelines	322	0.9%	331	0.9%	(9)	1.0%
Consumer Products	279	0.8%	288	0.8%	(9)	1.0%
Independent	341	1.0%	350	1.0%	(9)	1.0%
Diversified Manufacturing	535	1.5%	544	1.5%	(9)	1.0%
Integrated	404	1.2%	413	1.2%	(9)	1.1%
Healthcare	397	1.1%	406	1.1%	(9)	1.0%
Transportation Services	392	1.1%	400	1.1%	(8)	0.9%
Wireless	160	0.5%	168	0.5%	(8)	0.9%
Building Materials	398	1.1%	406	1.1%	(8)	0.9%
Non Captive Diversified	351	1.0%	359	1.0%	(8)	0.9%
Life	512	1.5%	520	1.5%	(8)	0.9%
Industrial Other	374	1.1%	381	1.1%	(7)	0.8%
Pharmaceuticals	254	0.7%	260	0.7%	(6)	0.7%
Industries with U/R Losses < $1MM	351	1.1%	357	1.0%	(6)	0.8%
Packaging	168	0.5%	173	0.5%	(5)	0.6%
Municipal	182	0.5%	187	0.5%	(5)	0.6%
Health Insurance	199	0.6%	203	0.6%	(4)	0.4%
Local Authorities	144	0.4%	148	0.4%	(4)	0.4%
Non Agency	136	0.4%	140	0.4%	(4)	0.4%
Lodging	119	0.3%	122	0.3%	(3)	0.3%
Refining	149	0.4%	152	0.4%	(3)	0.3%
Utility-Other	90	0.3%	93	0.3%	(3)	0.3%
Consumer Cyclical Services	37	0.1%	39	0.2%	(2)	0.2%
Supranational	150	0.4%	152	0.4%	(2)	0.2%
Construction_Machinery	186	0.5%	188	0.5%	(2)	0.2%
Media_Cable	111	0.3%	113	0.3%	(2)	0.2%
Supermarkets	174	0.5%	176	0.5%	(2)	0.2%
Textile	56	0.2%	57	0.2%	(1)	0.1%
Aerospace/Defense	157	0.4%	158	0.4%	(1)	0.1%
Unassigned	17	0.0%	18	0.1%	(1)	0.1%

Total	$34,957	100.0%	$35,847	100.0%	$(890)	100.0%

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $60 million at June 30, 2007, representing 7% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $830 million, or 93%, of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2007.

For fixed maturity securities that we held at June 30, 2007, that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$651	$660	$(9)
	40% to 70%	2	4	(2)
	Below 40%	—	—	—

<=90 days total		653	664	(11)

>90 days but <=180 days	70% to 100%	131	135	(4)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>90 days but <=180 days total		131	135	(4)

>180 days but <=270 days	70% to 100%	73	79	(6)
	40% to 70%	1	1	—
	Below 40%	—	—	—

>180 days but <=270 days total		74	80	(6)

>270 days but <=1 year	70% to 100%	47	53	(6)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year total		47	53	(6)

>1 year	70% to 100%	355	387	(32)
	40% to 70%	2	3	(1)
	Below 40%	—	—	—

>1 year total		357	390	(33)

Total below-investment-grade		$1,262	$1,322	$(60)

At June 30, 2007 and December 31, 2006 there were $13 million and $16 million, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status. At December 31, 2006, 7.4% of these were rated as investment grade. There were none at June 30, 2007. At June 30, 2007, the range of maturity dates for these securities varies, with 97.3% maturing between 1 and 5 years and 2.7% maturing in one year or less. At December 31, 2006, the range of maturity dates for these securities varied, with 7.4% of these securities maturing in greater than 10 years and 92.6% maturing in one year or less. At June 30, 2007 and December 31, 2006, 96.3% and 95.7% of total publicly traded and private securities in unrealized loss status were rated as investment grade.

As of June 30, 2007, gross unrealized losses totaled $890 million compared to $373 million at December 31, 2006. The change in unrealized losses is primarily related to an increase in interest rates during the period. We expect an ultimate recovery of full principal and interest of our securities with unrealized losses.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At June 30, 2007, fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

(in millions)	Fair Value	Amortized Cost	Unrealized Loss	Length of Time in Loss Position
Investment Grade
Structured Note	$380	$400	$(20)	> 90 days but <= 180 days

Total Investment-Grade	$380	$400	$(20)

Non-Investment Grade
Domestic Media Company	$54	$64	$(10)	> 1 year

Total Non-Investment-Grade	$54	$64	$(10)

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

Credit-Linked Notes: As of June 30, 2007 and December 31, 2006, we had $1.2 billion and $700 million outstanding in funding agreements, which is classified in investment contract and policyholder funds on our Consolidated Balance Sheets. We invested proceeds of $850 million from three funding agreements issued in 2006 and 2007 into three separate credit-linked notes originated by third-party companies. We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreements. Our credit-linked notes were created using a trust that combined a high quality asset with a credit default swap to produce multi-class structured securities. Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have insulated our investments from credit losses due to the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. Our affiliate, Delaware Investments, manages the investments in the underlying portfolio. We will not incur credit losses until after the subordinated classes are retired and additional credit losses are incurred in the underlying credit-linked note structure. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $850 million as of June 30, 2007.

The statutory surplus of our insurance subsidiaries is impacted by changes in the market value of these investments. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources, Uses of Capital, Return of Capital to Shareholders,” for additional information.

The table below summarizes information regarding our investments in these securities:

	Amount and Date of Issuance
(dollars in millions)	$400 million December 2006	$200 million April 2007	$250 million April 2007
Amount of subordination*	$2,220	$410	$1,167
Total amount of pool	$40,000	$20,000	$25,000
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche*	AA	Aa2	AA
Number of entities*	125	100	102
Number of countries*	19	21	15
Number of industries*	36	27	30

*	As of August 2, 2007

We are not aware of any significant realized credit losses in the above investments as of June 30, 2007. We have determined that we are not the primary beneficiary, as we do not hold the majority of the risk of loss.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. At June 30, 2007, the reserves associated with these reinsurance arrangements totaled $1.5 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At June 30, 2007 the amounts recoverable from reinsurers was $8.2 billion, compared to $7.9 billion at December 31, 2006. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.2 billion and $4.1 billion at June 30, 2007 and December 31, 2006, respectively. Swiss Re has funded a trust with a balance of $1.8 billion at June 30, 2007 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.2 billion and $0.1 billion, respectively, at June 30, 2007 related to the business sold to Swiss Re.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $80 million of reinsurance recoverables on certain of this income disability business. We have instituted suit to, among other things, collect such amount, and Swiss Re has initiated arbitration seeking, among other things, to be released from its reinsurance obligations on certain of the disability income business. Although the outcome of these proceedings is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

In the second quarter of 2007, we recognized increased reserves on the personal accident business that was sold to Swiss Re through the indemnity reinsurance transaction in 2001, at which time we recognized a deferred gain that is being amortized into income at the rate that earnings are expected to emerge within a 15 year period. This adjustment resulted in a non-cash charge of $13 million, after-tax, to increase reserves which was partially offset by a cumulative catch-up adjustment to the deferred gain amortization of $5 million, after-tax, for a total decrease to net income of $8 million. The impact of the accounting for reserve adjustments related to this reinsurance treaty is excluded from our definition of income from operations. Because Swiss Re is responsible for paying the underlying claims to the ceding companies corresponding to the reserve increase we record an increase in the reinsurance recoverable in the period of the change. The amount of the additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment will be amortized into income in future periods over the remaining period of expected run-off of the underlying business.

During the third quarter of 2006 one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $1.0 billion of fixed annuity business that we reinsure with Scottish Re, approximately 73% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $93 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these ratings downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

At June 30, 2007, we had reinsurance recoverables of $742 million and policy loans of $51 million which are related to the businesses of Jefferson-Pilot that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $1.4 billion and $922 million for the first six months of 2007 and 2006, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(in millions)	2007	2006	2007	2006	2006
Dividends from subsidiaries:
LNL	$225	$52	$300	$152	$352
Jefferson Pilot Financial Insurance Company	73	73	144	73	217
Lincoln Financial Media	5	13	22	13	39
Delaware Investments	15	12	30	24	48
Other non-regulated companies(1)	—	235	—	235	235
Lincoln UK	16	20	32	40	85
Other	—	—	—	—	11
Subsidiary loan repayments and interest:
LNL interest on surplus notes	20	20	39	39	78
Jefferson Pilot Financial Insurance Company	—	1	2	1	4

	$354	$426	$569	$577	$1,069

Other cash flow and liquidity items:
Return of seed capital	$—	$4	$—	$4	$21
Net capital received from stock option exercises	29	23	76	63	191

	$29	$27	$76	$67	$212

(1)	Represents dividend of proceeds from sale of equity securities used to repay borrowings under the bridge facility.

Subsidiaries

Our domestic insurance subsidiaries paid cash dividends of $298 million and $444 million for the three and six months ended June 30, 2007 compared to $125 million and $225 million for the same periods in 2006. Based upon anticipated ongoing positive statutory earnings and favorable credit markets, our domestic insurance subsidiaries could pay additional dividends in 2007, which would require the pre-approval of the Indiana Insurance Commissioner. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection, and for future investment in our businesses. Our non-regulated subsidiaries have dividend capacity of over $500 million in 2007.

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

The following summarizes debt and financing activity during the six months ended June 30, 2007.

•

In March 2007, LNC issued $500 million of 6.05% Capital Securities (callable in year 10 at par) due April 20, 2067 and $250 million 3-year floating rate senior notes at LIBOR plus 8 basis points due April 20, 2010 for aggregate gross proceeds of $750 million.

•	On June 15, 2007, LNC repaid $244 million ($6 million was owed to a non-regulated subsidiary and eliminated in consolidation) of 5.25% senior notes that matured.

We have also redeemed the following securities originally issued by Jefferson-Pilot during the first six months of 2007:

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

At June 30, 2007, we maintained three credit facilities with a group of domestic and foreign banks:

•	a $1.6 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (“LOC”);

•	a $1 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs; and

•	a 10 million pounds sterling ($20 million at March 31, 2007) one-year U.K. credit facility for use by our U.K. subsidiary renewed in November 2006 and maturing in December 2007.

At June 30, 2007, there were approximately $1.2 billion in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and, as discussed below, for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At June 30, 2007, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At June 30, 2007, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

Included in the amounts outstanding at June 30, 2007, discussed above, was approximately $975 million of outstanding LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on universal life business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the universal life business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on universal life business with secondary guarantee products. We are currently pursuing capital management strategies related to our AXXX reserves involving reinsurance and securitizations. We are targeting a transaction in the fourth quarter and another transaction during 2008 that will reduce the amount of statutory reserves related to our insurance products with secondary guarantees. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

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

The holding company used $450 million of funds from the cash management account on average during the six months ended June 30, 2007 to fund loans to its subsidiaries and for general corporate purposes. The holding company had a maximum amount of $728 million of financing that it used from the cash management account during this period and a minimum of $7 million.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At June 30, 2007, our insurance subsidiaries had securities with a carrying value of $869 million out on loan under the securities lending program, and $504 million carrying value subject to reverse-repurchase agreements.

LNC has a $1 billion commercial paper program that is rated A-1, P-2, F-1. The commercial paper program is backed by a bank line of credit. During the six months ended June 30, 2007, LNC had an average of $151 million in commercial paper outstanding with a maximum amount of $375 million outstanding at any time. LNC had $30 million of commercial paper outstanding at June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(in millions, except per share data)	2007	2006	2007	2006	2006
Dividends to shareholders	$108	$147	$214	$215	$429
Repurchase of common stock	—	503	512	503	1,006

Total cash returned to shareholders	$108	$650	$726	$718	$1,435

Number of shares repurchased	—	8.060	7.215	8.060	16.887
Average price per share	$—	$56.98	$70.92	$56.98	$59.40

On February 22, 2007, our Board of Directors approved an additional $2 billion in security repurchase authority. LNC also repurchased $512 million of its common stock in the first six months of 2007, $162 million through open market repurchases and $350 million through an accelerated share repurchase transaction. Under the accelerated share repurchase program, LNC received approximately 4.8 million shares of its common stock in exchange for $350 million.

On July 10, 2007, we received our final delivery of approximately 180,000 shares under our previously disclosed accelerated stock buyback program, bringing the total aggregate shares retired under the plan to approximately 5.0 million shares.

Subsequent to June 30, 2007, we completed $100 million of open-market stock repurchases pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Our insurance subsidiaries have invested into three separate credit-linked notes originated by third-party companies. See “Consolidated Investments – Credit-Linked Notes” for additional information. The statutory surplus of our insurance subsidiaries is impacted by changes in the market value of these investments. The market values of these investments are sensitive to credit spreads. Sustained declines in the market value of these investments, such as widening credit spreads, would reduce the surplus and may negatively impact the dividend capacity of our insurance subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(in millions)	2007	2006	2007	2006	2006
Debt service (interest paid)	$79	$40	$133	$62	$195
Common dividends	107	107	216	174	393
Common stock repurchase	—	505	512	505	1,006

Total	$186	$652	$861	$741	$1,594

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

Shareholders’ Equity

Total shareholders’ equity decreased $365 million during the six months ended June 30, 2007, primarily due to share repurchase activity and to a lesser extent dividends declared and unrealized losses on available-for-sale securities included in other comprehensive income from increased interest rates, partially offset by net income.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1 – Risk Factors” in our 2006 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

ACQUISITIONS AND DIVESTITURES

Merger with Jefferson-Pilot Corporation

See “Introduction – Recent Developments” and “Liquidity and Capital Resources” of the 2006 Form 10-K for discussion regarding the merger with Jefferson-Pilot.

RESTRUCTURING ACTIVITIES

See Note 12 to the unaudited consolidated financial statements for the detail of our restructuring activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2006 Form 10-K. During the first six months of 2007, there was no substantive change in our market risk except for the items noted below:

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

Derivatives. As indicated in Note 10 of our 2006 Form 10-K, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the second quarter of 2007, the more significant changes in our derivative positions are as follows:

•

A total of $52 million notional of interest rate swap agreements matured or was terminated, resulting in a remaining notional of $1.1 billion. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

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

•

We had financial futures net purchase/termination activity in the amount of $(2.5) billion notional resulting in a remaining notional of $626 million. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. No gain or loss was recognized as a result of the expirations or terminations.

•

Entered into $425 million notional of put option agreements, resulting in a total notional of $2.6 billion. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity. No gain or loss was recognized as a result of the terminations.

•

Entered into $36 million and terminated $32 million notional of foreign exchange forward contracts, resulting in a total remaining notional of $4 million. These contracts are hedging dividends received from our Lincoln UK subsidiary.

•

Entered into $194 million notional of foreign currency swaps, resulting in a total notional of $280 million. These foreign currency swap agreements are part of a hedging strategy. We own various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

•

Entered into $1.0 billion notional of S&P 500 call options. A total of $751 million notional expired, resulting in a remaining notional of $2.6 billion. These call options are hedging the impact of the equity-index interest credited to our equity indexed annuity products.

•

The remaining $100 million notional of interest rate swap agreements hedging fixed rate debt matured. These interest rate swap agreements effectively convert fixed rate debt payments into floating rate debt payments.

•

Entered into $150 million notional and terminated $115 million notional of forward-starting interest rate swap agreements, resulting in a remaining notional of $35 million. These swaps are used to hedge interest rate risk associated with purchasing assets that support our annuity liabilities.

•

Entered into $16 million notional of total return swap agreements resulting in a total of $126 million notional. These swap agreements are hedging a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest.

•

A total of $225 million notional of interest rate cap agreements matured, resulting in a remaining notional of $5.7 billion. These interest rate cap agreements are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2007:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
4/1/07 - 4/30/07	64,453	$70.87	—	$2,137.9

5/1/07 - 5/31/07	98,728	73.86	—	2,137.9

6/1/07 - 6/30/07	22,222	71.01	—	2,137.9

(1)

Of the total number of shares purchased, 185,403 shares were received in connection with the exercise of stock options and related taxes. No shares were withheld for taxes on the vesting of restricted stock. For the quarter ended June 30, 2007, no shares were purchased as part of publicly announced plans or programs.

(2)

On February 23, 2007, we announced that our Board approved a $2 billion increase in our securities repurchase authorization, bringing the total authorization to $2.6 billion. At June 30, 2007, there was approximately $2.1 billion of security buyback authorization remaining. The authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(3)	As of the last day of the applicable month.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	Our 2007 annual meeting of shareholders was held on May 10, 2007.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the management nominees. Four nominees were elected to serve as directors for a three-year term expiring at the 2010 Annual Meeting or until their successors are duly elected and qualified. As stated in our Form 8-K, filed with the SEC on April 30, 2007, Jill S. Ruckelshaus, a nominee for director named in the proxy statement, dated April 5, 2007, informed us that she would be unable to stand for election at the 2007 annual meeting due to health reasons. Accordingly, four of the five directors named in the proxy statement stood for election. Finally, as disclosed in our Form 8-K, filed with the SEC on July 11, 2007, the Board of Directors has amended our Bylaws to decrease the size of the Board to 12 members.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Item 1—Election of Directors

Nominee	Votes Cast For	Votes Withheld
William J. Avery	240,905,490	3,656,301
William H. Cunningham	218,137,561	26,424,230
William Porter Payne	240,168,604	4,393,187
Patrick S. Pittard	237,954,435	6,607,356

Item 2—To ratify the appointment of Ernst & Young LLP, as our independent registered public accounting firm for 2007.

For	Against	Abstain	Broker Non-Votes
240,406,739	2,412,024	1,743,029	—

Item 3—Approve an amendment and restatement of the Lincoln National Corporation Amended and Restated Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
178,230,138	32,634,856	2,968,588	30,728,209

Item 4—Approve the Lincoln National Corporation Stock Option Plan for Non-Employee Directors.

For	Against	Abstain	Broker Non-Votes
186,204,776	24,682,901	2,945,905	30,728,209

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
Douglas N. Miller Vice President and Chief Accounting Officer
Date: August 9, 2007

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2007

3.1	Lincoln National Corporation Restated Articles of Incorporation is incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.

3.2	Amended and Restated Bylaws of Lincoln National Corporation (effective July 6, 2007) is incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 11, 2007.

10.1	Lincoln National Corporation Amended and Restated Incentive Compensation Plan (as amended and restated on May 10, 2007) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.

10.2	Lincoln National Corporation Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 5 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.

10.3	Non-Qualified Stock Option Agreement for the Lincoln National Corporation Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.

10.4	Amendment No. 2 to Employment Agreement of Dennis R. Glass, dated April 2, 2007, is filed herewith.

12	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1