Form 10-Q
period 2007-09-30
LINCOLN NATIONAL CORP
filed 2007-11-07
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of November 1, 2007, there were 269,227,387 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2007-$56,063; 2006-$54,960)	$56,086	$55,853
Equity (cost: 2007-$669; 2006-$681)	670	701
Trading securities	2,717	3,036
Mortgage loans on real estate	7,281	7,384
Real estate	385	421
Policy loans	2,790	2,760
Derivative investments	554	415
Other investments	1,065	918

Total investments	71,548	71,488
Cash and invested cash	1,326	1,621
Deferred acquisition costs and value of business acquired	9,337	8,420
Premiums and fees receivable	401	356
Accrued investment income	916	866
Amounts recoverable from reinsurers	8,227	7,939
Goodwill	4,522	4,500
Other assets	3,037	2,770
Assets held in separate accounts	92,903	80,534

Total assets	$192,217	$178,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$15,093	$14,771
Investment contract and policyholder funds	59,797	59,145

Total insurance and investment contract liabilities	74,890	73,916
Short-term debt	326	658
Long-term debt:
Senior notes	2,682	2,231
Junior subordinated debentures issued to affiliated trusts	155	155
Capital securities	1,571	1,072
Reinsurance related derivative liability	192	229
Funds withheld reinsurance liabilities	2,137	2,094
Deferred gain on indemnity reinsurance	715	760
Other liabilities	4,683	4,644
Liabilities related to separate accounts	92,903	80,534

Total liabilities	180,254	166,293

Commitments and Contingencies (See Note 9)
Shareholders’ Equity
Series A preferred stock-10,000,000 shares authorized (2007 liquidation value-$1)	1	1
Common stock-800,000,000 shares authorized (shares issued and outstanding: 2007- 269,158,104; 2006- 275,752,668)	7,309	7,449
Retained earnings	4,456	4,138
Accumulated other comprehensive income	197	613

Total shareholders’ equity	11,963	12,201

Total liabilities and shareholders’ equity	$192,217	$178,494

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(in millions, except per share amounts)
Revenue
Insurance premiums	$489	$426	$1,437	$958
Insurance fees	852	679	2,389	1,846
Investment advisory fees	89	83	272	242
Communications revenue (net)	60	60	184	117
Net investment income	1,067	1,108	3,326	2,854
Realized loss	(37)	(11)	(15)	(17)
Amortization of deferred gain on indemnity reinsurance	19	19	65	57
Other revenue and fees	142	123	434	348

Total revenue	2,681	2,487	8,092	6,405

Benefits and Expenses
Insurance benefits	1,301	1,201	3,781	2,962
Underwriting, acquisition, insurance and other expenses	819	728	2,438	1,948
Communications expense	33	31	106	61
Interest and debt expense	69	67	204	154

Total benefits and expenses	2,222	2,027	6,529	5,125

Income before taxes	459	460	1,563	1,280
Federal income taxes	129	96	461	346

Net income	$330	$364	$1,102	$934

Net Income Per Common Share
Basic	$1.22	$1.31	$4.06	$3.82

Diluted	$1.21	$1.29	$4.00	$3.76

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(in millions, except for share amounts)
Series A Preferred Stock
Balance at beginning-of-year	$1	$1

Balance at end-of-period	1	1

Common Stock
Balance at beginning-of-year	7,449	1,775
Issued for acquisition	20	5,632
Stock compensation/issued for benefit plans	113	179
Deferred compensation payable in stock	5	9
Retirement of common stock	(278)	(147)

Balance at end-of-period	7,309	7,448

Retained Earnings
Balance at beginning-of-year	4,138	4,081
Cumulative effect of adoption of SOP 05-1	(41)	—
Cumulative effect of adoption of FIN 48	(15)	—
Comprehensive income	686	1,015
Less other comprehensive income (loss) (net of Federal income tax):
Net unrealized loss on securities available-for-sale, net of reclassification adjustment	(475)	(19)
Net unrealized gain on derivative instruments	31	49
Foreign currency translation adjustment	29	54
Amortization of actuarial net loss	(1)	(3)

Net income	1,102	934
Retirement of common stock	(408)	(709)
Dividends declared: Common (2007-$1.185; 2006-$1.14)	(320)	(320)

Balance at end-of-period	4,456	3,986

Net Unrealized Gain on Securities Available-for-Sale
Balance at beginning-of-year	493	497
Change during the period	(475)	(19)

Balance at end-of-period	18	478

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	39	7
Change during the period	31	49

Balance at end-of-period	70	56

Foreign Currency Translation Adjustment
Balance at beginning-of-year	165	83
Change during the period	29	54

Balance at end-of-period	194	137

Minimum Pension Liability Adjustment
Balance at beginning-of-year	—	(60)
Change during the period	—	(3)

Balance at end-of-period	—	(63)

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(84)	—
Change during the period	(1)	—

Balance at end-of-period	(85)	—

Total shareholders’ equity at end-of-period	$11,963	$12,043

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

-CONTINUED-

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(Number of Shares)
Series A Preferred Stock
Balance at beginning-of-year	12,706	15,515
Conversion into common stock	(500)	(1,602)

Balance at end-of-period	12,206	13,913

Common Stock
Balance at beginning-of-year	275,752,668	173,768,078
Issued for acquisition	—	112,301,906
Conversion of Series A preferred stock	8,000	25,632
Stock compensation/issued for benefit plans	3,600,543	5,456,670
Deferred compensation payable in stock	104,310	161,715
Retirement of common stock	(10,307,417)	(14,373,938)

Balance issued and outstanding at end-of-period	269,158,104	277,340,063

Common stock at end-of-period:
Assuming conversion of preferred stock	269,353,400	277,571,615
Diluted basis	271,722,491	281,348,962

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(in millions)
Cash Flows from Operating Activities
Net income	$1,102	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired	(715)	(447)
Premiums and fees receivable	(45)	59
Accrued investment income	(50)	(47)
Policy liabilities and accruals	194	(315)
Net trading securities purchases, sales and maturities	319	56
Gain on reinsurance embedded derivative/trading securities	(3)	(3)
Contractholder funds	1,043	992
Pension plan contribution	(9)	—
Amounts recoverable from reinsurers	(168)	215
Federal income taxes	360	73
Stock-based compensation expense	39	35
Depreciation	28	44
Increase in funds withheld liability	43	73
Realized loss on investments and derivative instruments	18	20
Amortization of deferred gain on indemnity reinsurance	(65)	(57)
Other	39	312

Net adjustments	1,028	1,010

Net cash provided by operating activities	2,130	1,944

Cash Flows from Investing Activities
Securities-available-for-sale:
Purchases	(10,740)	(7,165)
Sales	6,456	4,557
Maturities	3,162	2,250
Purchase of other investments	(1,849)	(352)
Sale or maturity of other investments	1,617	63
Increase in cash collateral on loaned securities	(184)	(55)
Purchase of Jefferson-Pilot stock, net of cash acquired of $39	—	(1,826)
Other	(75)	134

Net cash used in investing activities	(1,613)	(2,394)

Cash Flows from Financing Activities
Payment of long-term debt	(653)	—
Issuance of long-term debt	1,050	2,045
Net increase (decrease) in short-term debt	226	(564)
Universal life and investment contract deposits	7,030	5,398
Universal life and investment contract withdrawals	(5,805)	(5,397)
Investment contract transfers	(1,732)	(1,257)
Common stock issued for benefit plans and excess tax benefits	81	153
Retirement of common stock	(686)	(852)
Dividends paid to shareholders	(323)	(280)

Net cash used in financing activities	(812)	(754)

Net decrease in cash and invested cash	(295)	(1,204)
Cash and invested cash at beginning-of-year	1,621	2,312

Cash and invested cash at end-of-period	$1,326	$1,108

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ unaudited consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior periods.

2. Changes in Accounting Principles and Changes in Estimates

Statement of Position 05-1 – Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts. In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting for deferred acquisition costs (“DAC”) on internal replacements of insurance and investment contracts. An internal replacement, defined by SOP 05-1, is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue and deferred sales inducements (“DSI”) from the replaced contract must be written-off. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

We adopted SOP 05-1 effective January 1, 2007 by recording decreases to the following categories in our Consolidated Balance Sheets:

(in millions)
Assets
Deferred acquisition costs	$31
Value of business acquired	35
Other assets - deferred sales inducements	3

Total assets	$69

Liabilities and Shareholders’ Equity
Investment contract and policyholder funds - deferred front end loads	$2
Insurance policy and claim reserves - guaranteed minimum death benefit annuity reserves	4
Other liabilities - income tax liabilities	22

Total liabilities	28

Shareholders’ Equity
Retained earnings	41

Total liabilities and shareholders’ equity	$69

The adoption of this new guidance primarily impacts our Individual Markets Annuities and Employer Markets Group Protection businesses, and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and value of business acquired (“VOBA”). In addition, the adoption of SOP 05-1 resulted in a $4 million and $14 million, pre-tax, increase to underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income in the three and nine month periods ended September 30, 2007, which was attributable to changes in DAC and VOBA deferrals and amortization.

Financial Accounting Standards Board Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires an entity to determine whether it is “more likely than not” that an individual tax position will be sustained upon examination by the appropriate taxing authority prior to any part of the benefit being recognized in the financial statements. The amount recognized would be the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement, along with any related interest and penalties (if applicable). Upon adoption of FIN 48, the guidance will be applied to all tax positions, and only those tax positions meeting the “more likely than not” threshold will be recognized or continue to be recognized in the financial statements. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits, including accrued interest and penalties, and uncertain tax positions where the estimate of the tax benefit may change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007 by recording an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings. See Note 4 for more information regarding our adoption of FIN 48.

Statement of Financial Accounting Standards No. 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are either freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument.

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

SFAS No. 157 – Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement and enhances disclosures about fair value instruments. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (exit price) in the most advantageous market for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (entry price). Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The highest priority, Level 1, is given to quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. Level 3 inputs, the lowest priority, include unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk. We have certain Guaranteed Benefit features that are currently recorded using fair value pricing. Prior to SFAS 157, when a fair value estimate was made on a liability and there were no observable inputs (classified as Level 1 or 2 under SFAS 157) for that liability or similar liabilities, market risk margins could only be included in said estimate when the margin was identifiable, measurable and significant. In which case, the present value of expected cash flows, discounted at the risk free rate of interest, may be the best available estimate of fair value. Under SFAS 157, many Level 3 inputs may be necessary to include in order to account for the market risk margins which are required to be used in the fair value measurement. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of the measurements on earnings. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007. Retrospective application is required for certain financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. We expect to adopt SFAS 157 effective January 1, 2008, and are currently evaluating the effects of SFAS 157 on our consolidated financial condition and results of operations.

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

SOP 07-1 – Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. In June 2007, the AICPA issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide, Investment Companies (“the Guide”). For those entities that are deemed to be investment companies, this SOP also addresses whether the specialized industry accounting principles of the Guide (“investment company accounting”) should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity (“equity method investor”). In addition, this SOP includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. This SOP may cause companies to no longer be considered investment companies or investors in investment companies to no longer be able to retain the specialized industry accounting of an investee in their own financial statements. However, it may be possible for these entities or investors to elect, upon transition, to report certain noncontrolling investments at fair value under SFAS 159. SOP 07-1 applies to fiscal years beginning on or after December 15, 2007; however, on October 17, 2007, the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1.

Staff Accounting Bulletin No. 109 – Written Loan Commitments Recorded at Fair Value through Earnings. In November 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). SAB 109 supersedes the guidance provided in SAB No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”), which stated that in measuring the fair value of a derivative loan commitment, it was inappropriate to incorporate the expected net future cash flows related to the associated servicing of the loan. Under SAB 109, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets (such as customer relationship intangible assets) should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 retains that staff view and broadens its application to all written loan commitments that are accounted for at fair value through earnings. SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal years quarters beginning after December 15, 2007. We expect to adopt SAB 109 effective January 1, 2008, and are currently evaluating the effects of SAB 109 on our consolidated financial condition and results of operations.

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

4. Federal Income Taxes

The effective tax rate was 28% and 21% for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 29% and 27%, respectively. Differences in the effective rates and the U.S. statutory rate of 35% are the result of certain tax preferred investment income including separate account dividends-received deduction (“DRD”) and foreign tax credits, and other tax preference items.

Federal income tax expense for the third quarter and first nine months of 2007 included a reduction of $13 million related to favorable adjustments from the 2006 tax return, filed in the third quarter of 2007, relating to the separate account DRD, foreign tax credits and other tax preference items. Federal income tax expense for the third quarter and first nine months of 2006 included a reduction of $39 million related to favorable adjustments from the 2005 tax return, filed in the third quarter of 2006, relating primarily to the separate account DRD and, to a lesser extent, foreign tax credits and other tax preference items, and revised estimates of these items for 2006.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At September 30, 2007, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

As discussed in Note 2, we adopted FIN 48 on January 1, 2007 and had unrecognized tax benefits of $349 million of which $143 million, if recognized, would impact the effective tax rate. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $51 million. We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

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

5. Supplemental Financial Data

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and deferred front end loads (“DFEL”) as well as our reserves for our guaranteed benefit features. The cumulative balances of these items, included within our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to income to reflect such changes. The various assumptions that are reviewed include investment margins, mortality and retention. This process is described as a “prospective unlocking”. In addition, as part of our annual comprehensive review, we make corrections and modifications to our amortization models.

In addition, on a quarterly basis, we review actual and estimates of future gross profits underlying our models and record a positive or negative retrospective adjustment to the amortization of DAC, VOBA, DSI and DFEL, as well as the reserves for our guaranteed benefit features. If our models fall outside a reasonable range, revisions to best estimate assumptions used to estimate future gross profits are necessary and a “retrospective unlocking” is recorded, which revises future gross profits to reflect our best estimate of assumptions.

Our unlocking process is described more fully in “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition, Results of Operations – Critical Accounting Policies” of our 2006 Form 10-K.

A rollforward of DAC is as follows:

	Nine Months Ended September 30,
(in millions)	2007	2006
Balance at beginning-of-year	$5,116	$4,164
Cumulative effect of adoption of SOP 05-1	(31)	—
Deferral	1,469	986
Amortization net of interest:
Unlocking	23	35
Other amortization	(596)	(476)
Adjustment related to realized gains on securities available-for-sale and derivatives	(13)	(35)
Adjustment related to unrealized losses on securities available-for-sale and derivatives	185	106
Foreign currency translation adjustment	23	43

Balance at end-of-period	$6,176	$4,823

For the nine months ended September 30, 2007, the unlocking total includes $34 million in prospective unlocking from updates to assumptions for experience, $(56) million in model changes and $45 million in retrospective unlocking. For the nine months ended September 30, 2006, the unlocking total includes $8 million in prospective unlocking from updates to assumption for experience, $(6) million in model changes and $33 million in retrospective unlocking.

A rollforward of VOBA is as follows:

	Nine Months Ended September 30,
(in millions)	2007	2006
Balance at beginning-of-year	$3,304	$999
Cumulative effect of adoption of SOP 05-1	(35)	—
Business acquired	14	2,478
Deferral of commissions	35	74
Amortization:
Unlocking	23	(7)
Other amortization	(347)	(257)
Accretion of interest	108	92
Adjustment related to realized gains on securities available-for-sale and derivatives	(7)	(4)
Adjustment related to unrealized (gains) losses on securities available-for-sale and derivatives	53	(49)
Foreign currency translation adjustment	13	23

Balance at end-of-period	$3,161	$3,349

For the nine months ended September 30, 2007, the unlocking total includes $15 million in prospective unlocking from updates to assumptions for experience, $(7) million in model changes and $15 million in retrospective unlocking. For the nine months ended September 30, 2006, the unlocking total includes $(5) million in prospective unlocking from updates to assumption for experience and $(2) million in retrospective unlocking.

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the nine months ended September 30, 2007 and 2006 are net of amounts amortized against DAC and VOBA of $20 million and $39 million, respectively. In addition, realized gains and losses for the nine months ended September 30, 2007 and 2006 are net of adjustments made to policyholder reserves of $(16) million and $(1) million, respectively. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of DSI, which is included in other assets on the Consolidated Balance Sheets, is as follows:

	Nine Months Ended September 30,
(in millions)	2007	2006
Balance at beginning-of-year	$194	$129
Cumulative effect of adoption of SOP 05-1	(3)	—
Deferral	81	58
Amortization net of interest:
Unlocking	3	3
Other amortization	(26)	(17)

Balance at end-of-period	$249	$173

For the nine months ended September 30, 2007, the unlocking total includes $2 million in prospective unlocking from updates to assumptions for experience, $(1) million model changes and $2 million in retrospective unlocking. For the nine months ended September 30, 2006, the unlocking total includes $1 million in prospective unlocking from updates to assumption for experience and $2 million in retrospective unlocking.

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Commissions	$542	$437	$1,592	$1,100
General and administrative expenses	441	423	1,306	1,122
DAC and VOBA deferrals and interest, net of amortization	(249)	(198)	(715)	(447)
Other intangibles amortization	3	3	10	12
Taxes, licenses and fees	53	50	172	131
Merger-related expenses	29	13	73	30

Total	$819	$728	$2,438	$1,948

As discussed in Note 3, the excess of the purchase price for the Jefferson-Pilot merger over the fair value of net assets acquired totaled $3.3 billion.

The following summarizes the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2007:

(in millions)	Balance at December 31, 2006	Purchase Accounting and Other Adjustments	Balance at September 30, 2007
Individual Markets:
Life Insurance	$2,181	$20	$2,201
Annuities	1,032	13	1,045
Employer Markets:
Retirement Products	20	—	20
Group Protection	281	(7)	274
Investment Management	262	1	263
Lincoln Financial Media	707	(5)	702
Lincoln UK	17	—	17

Total	$4,500	$22	$4,522

Details of investment contract and policyholder funds on the Consolidated Balance Sheets are as follows:

(in millions)	September 30, 2007	December 31, 2006
Account values and other policyholder funds	$58,430	$57,904
Deferred front end loads	1,128	977
Premium deposit funds	146	162
Undistributed earnings on participating business	93	102

Total	$59,797	$59,145

The following summarizes debt and financing activity during the nine months ended September 30, 2007:

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

•

In March 2007, LNC issued $500 million of 6.05% Capital Securities (callable in year 10 at par) due April 20, 2067 and $250 million 3-year floating rate senior notes at LIBOR plus 8 basis points due April 20, 2010.

•	On June 15, 2007, LNC repaid $244 million ($6 million was owed to a non-regulated subsidiary and eliminated in consolidation) of 5.25% senior notes that matured.

•	On August 17, 2007, we repaid $100 million of floating rate extendible notes whose maturity had not been extended beyond the August 17, 2007 interim maturity date.

•	On August 22, 2007, we issued $300 million aggregate principal amount of our 5.65% Senior Notes due August 27, 2012 pursuant to the Prospectus, dated March 14, 2006.

•	Long-term debt decreased by $5 million for the accretion of a discount.

•	Our commercial paper increased by $226 million.

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

The following table provides information on the GMDB features outstanding at September 30, 2007 and December 31, 2006. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive). The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
(dollars in billions)	September 30, 2007	December 31, 2006
Return of Net Deposit
Account value	$44.6	$38.3
Net amount at risk	—	0.1
Average attained age of contractholders	55	54
Return of Net Deposits Plus a Minimum Return
Account value	$0.4	$0.4
Net amount at risk	—	—
Average attained age of contractholders	67	67
Guaranteed minimum return	5%	5%
Highest Specified Anniversary Account Value Minus Withdrawals Post Anniversary
Account value	$25.8	$22.5
Net amount at risk	0.1	0.2
Average attained age of contractholders	64	64

The determination of the GMDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.

The following summarizes the liabilities for GMDB, which is recorded in insurance policy and claim reserves on our Consolidated Balance Sheets:

	Nine Months Ended September 30,
(in millions)	2007	2006
Balance at beginning-of-year	$23	$15
Cumulative effect of adoption of SOP 05-1	(4)	—
Changes in reserves	17	11
Benefits paid	(4)	(5)

Balance at end-of-period	$32	$21

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included losses of $2 million and $3 million for GMDB for the three and nine months ended September 30, 2007, respectively, and losses of $1 million and $3 million for the three and nine months ended September 30, 2006, respectively.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

(in billions)	September 30, 2007	December 31, 2006
Asset Type
Domestic equity	$45.7	$39.3
International equity	7.7	5.9
Bonds	7.7	6.4

Total	61.1	51.6
Money market	6.6	5.6

Total	$67.7	$57.2

Percent of total variable annuity separate account values	88%	87%

Credit-Linked Notes

As of September 30, 2007 and December 31, 2006, investment contract and policyholder funds on our Consolidated Balance Sheets included $1.2 billion and $700 million outstanding in funding agreements issued by the Lincoln National Life Insurance Company (“LNL”). We invested proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third-party companies. We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreements. Our credit-linked notes were created using a trust that combined a high quality asset with a credit default swap to produce multi-class structured securities. Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. Our affiliate, Delaware Investments, manages the investments in the underlying portfolio. We will not incur credit losses unless the subordinated classes are retired and unless additional credit losses are incurred in the underlying credit-linked note structure. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $850 million as of September 30, 2007.

The statutory surplus of our insurance subsidiaries is impacted by changes in the market value of these investments. The market values of these investments are sensitive to credit spreads. Sustained declines in the market value of these investments, such as widening credit spreads, would reduce the surplus and may negatively impact the dividend capacity of our insurance subsidiaries.

The table below summarizes information regarding our investments in these securities:

	Amount and Date of Issuance
(dollars in millions)	$400 million December 2006	$200 million April 2007	$250 million April 2007
Amount of subordination (1)	$2,184	$410	$1,167
Total amount of pool	40,000	20,000	25,000
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche (1)	AA	Aa2	AA
Current rating of underlying collateral pool (1) (2)	Aaa-Ba2	Aaa-Ba1	Aaa-Ba1
Number of entities (1)	125	100	102
Number of countries (1)	20	21	14
Number of industries (1)	36	27	30

(1)	As of October 25, 2007
(2)	Represents the range of ratings assigned to individual investments. For each respective security, the percentage of investments at investment grade is 97%, 99% and 99%.

We are not aware of any significant realized credit losses in the above investments as of September 30, 2007. We have determined that we are not the primary beneficiary, as we do not hold the majority of the risk of loss.

7. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

As a result of our merger with Jefferson-Pilot, we maintain funded defined benefit pension plans for the former U.S. employees and agents of Jefferson-Pilot. The components of net defined benefit pension plan and postretirement benefit plan expense are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in millions)	2007	2006	2007	2006
U.S. Plans
Service cost	$9	$9	$—	$1
Interest cost	14	15	2	2
Expected return on plan assets	(19)	(19)	(1)	—
Amortization of prior service cost	1	—	—	—
Recognized net actuarial losses	—	1	—	—

Net periodic benefit expense	$5	$6	$1	$3

Non-U.S. Plans
Interest cost	$5	$4
Expected return on plan assets	(5)	(4)
Recognized net actuarial losses	1	1

Net periodic benefit expense	$1	$1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
U.S. Plans
Service cost	$25	$23	$2	$2
Interest cost	44	38	6	6
Expected return on plan assets	(59)	(48)	(2)	(1)
Recognized net actuarial (gains) losses	—	2	(1)	—

Net periodic benefit expense	$10	$15	$5	$7

Non-U.S. Plans
Service cost	$1	$1
Interest cost	14	12
Expected return on plan assets	(15)	(13)
Recognized net actuarial losses	3	3

Net periodic benefit expense	$3	$3

On May 1, 2007, we announced plans to change the retirement benefits provided to employees, which include replacing our traditional pension retirement benefits with a new defined contribution plan beginning January 1, 2008. This prospective change in benefits will not impact any of the pension retirement benefits that have already accrued to employees. On January 1, 2008, retirement benefits for employees will begin accruing through the new defined contribution plan. This change is not expected to be material to our future earnings, but resulted in a one-time curtailment gain of $9 million ($6 million after-tax) in the second quarter of 2007, which was reported within Other Operations.

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

In the first quarter of 2007, a performance period from 2007-2009 was approved for our executive officers by the Compensation Committee. Executive officers participating in this performance period received one-half of their award in 10-year LNC or DIUS stock options, with the remainder of the award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. DIUS stock options granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS. Depending on the performance, the actual amount of performance shares could range from zero to 200% of the granted amount. Under the 2007-2009 plan, a total of 725,721 LNC stock options were granted; 12,237 DIUS stock options were granted; and 126,879 LNC performance shares were granted during the three months ended March 31, 2007. Additionally, 217,771 LNC stock options were granted during the three months ended September 30, 2007.

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the three and nine months ended September 30, 2007, which are summarized in the table below:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Awards
10-year LNC stock options	25,129	446,456
Non-employee director stock options	—	30,070
Non-employee agent stock options	—	158,526
Restricted stock	170,809	404,054
Stock appreciation rights	—	187,750

9. Restrictions, Commitments and Contingencies

See “Restrictions, Commitments and Contingencies” in Note 10 to the consolidated financial statements in our 2006 Form 10-K for a discussion of restrictions, commitments and contingencies, which information is incorporated herein by reference.

Regulatory and Litigation Matters

Federal and state regulators continue to focus on issues relating to variable insurance products, including suitability and replacements and sales to seniors. Like others in the industry, we have received inquiries including requests for information regarding sales to senior from the Financial Industry Regulation Authority. We are in the process of responding to these inquiries. We continue to cooperate fully with such authority.

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

Statutory Information and Restrictions

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. For example, under Indiana laws and regulations, our Indiana insurance subsidiaries, including one of our major insurance subsidiaries, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Our Jefferson-Pilot Life Insurance Company subsidiary, domiciled in North Carolina, and our Jefferson Pilot Financial Insurance Company subsidiary, domiciled in Nebraska, were merged with and into LNL, our Indiana domiciled subsidiary in April and July 2007, respectively. Our Jefferson Pilot LifeAmerica Insurance Company subsidiary was redomiciled from New Jersey to New York, and our New York domiciled company subsidiary, Lincoln Life & Annuity Company of New York, was subsequently merged with and into it in April 2007. The merged company retains the name Lincoln Life & Annuity Company of New York (“LLANY”). LLANY is a wholly owned subsidiary of LNL. LLANY is subject to similar, but not identical, regulatory restrictions with regard to the transfer of funds and payment of dividends as our Indiana domiciled subsidiaries. Ownership of our other Indiana domiciled subsidiary, First Penn Pacific Life Insurance Company, was transferred by extraordinary dividend payment from LNL to LNC. As a result of that transfer, any transfer of funds and payment of dividends from our Indiana domiciled insurance companies are subject to the prior approval of the Indiana Insurance Commissioner for the remainder of 2007.

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

The following tables show financial data by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Revenue
Segment operating revenue
Individual Markets:
Annuities	$666	$597	$1,947	$1,524
Life Insurance	990	895	2,919	2,297

Total Individual Markets	1,656	1,492	4,866	3,821

Employer Markets:
Retirement Products	357	349	1,082	1,006
Group Protection	368	332	1,119	687

Total Employer Markets	725	681	2,201	1,693

Investment Management (1)	150	140	451	415
Lincoln UK	89	72	272	223
Lincoln Financial Media (2)	60	60	185	117
Other Operations	65	87	220	244
Consolidating adjustments	(28)	(34)	(97)	(92)
Net realized investment results (3)	(37)	(11)	(15)	(17)
Amortization of deferred gain on indemnity reinsurance related to reserve developments	1	—	9	1

Total revenue	$2,681	$2,487	$8,092	$6,405

Net Income
Segment operating income
Individual Markets:
Annuities	$107	$129	$358	$285
Life Insurance	174	123	517	339

Total Individual Markets	281	252	875	624

Employer Markets:
Retirement Products	52	65	177	195
Group Protection	33	29	85	66

Total Employer Markets	85	94	262	261

Investment Management (5)	22	13	49	41
Lincoln UK	10	8	33	29
Lincoln Financial Media	14	15	40	27
Other Operations	(59)	(11)	(141)	(38)
Net realized investment results (4)	(23)	(7)	(9)	(11)
Reserve development, net of related amortization on business sold through indemnity reinsurance	—	—	(7)	1

Net income	$330	$364	$1,102	$934

(1)

Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $20 million and $24 million for the three months ended September 30, 2007 and 2006, respectively, and $67 million and $72 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)

Lincoln Financial Media revenues are net of $8 million of commissions paid to agencies for the three months ended September 30, 2007 and 2006, and $25 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)

Includes realized losses on investments of $26 million and $1 million for the three months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $10 million and $5 million for the three months ended September 30, 2007 and 2006, respectively; and losses on reinsurance embedded derivative/trading securities of $1 million and $5 million for the three months ended September 30, 2007 and 2006, respectively. Includes realized losses on investments of $11 million and $19 million for the nine months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $7 million and $1 million for the nine months ended September 30, 2007 and 2006; and gains on reinsurance embedded derivative/trading securities of $3 million for the nine months ended September 30, 2007 and 2006.

(4)

Includes realized losses on investments of $16 million and $1 million for the three months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $7 million and $3 million for the three months ended September 30, 2007 and 2006, respectively; and losses on reinsurance embedded derivative/trading securities of $3 million for the three months ended September 30, 2006. Includes realized losses on investments of $7 million and $11 million for the nine months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $4 million and $1 million for the nine months ended September 30, 2007 and 2006, respectively; and gains on reinsurance embedded derivative/trading securities of $2 million for the nine months ended September 30, 2007 and 2006.

(5)

On October 31, 2007, we reached an agreement with an unaffiliated investment management company involving certain members of our fixed income team and related institutional taxable fixed income business. We expect this transaction to decrease income from operations by approximately $3 million, after-tax, per quarter, in 2008.

11. Earnings Per Share

The income used in the calculation of our diluted earnings per share is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the DIUS stock option incentive plan of $1 million for the nine months ended September 30, 2007 and less than $1 million for all other periods presented.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	269,395,799	278,472,606	271,597,197	244,436,546
Shares to cover conversion of preferred stock	196,509	229,398	198,811	236,090
Shares to cover non-vested stock	361,084	1,215,886	621,802	1,296,788
Average stock options outstanding during the period	12,182,185	17,027,119	13,270,967	14,198,174
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(10,811,052)	(14,296,624)	(11,352,163)	(12,150,774)
Shares repurchaseable from measured but unrecognized stock option expense	(168,157)	(1,532,286)	(227,169)	(1,303,201)
Average deferred compensation shares	1,331,319	1,301,204	1,328,341	1,281,868

Weighted-average shares, as used in diluted calculation	272,487,687	282,417,303	275,437,786	247,995,491

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

The following is the detail of the reserve for restructuring charges:

(in millions)	Total
Restructuring reserve at December 31, 2006	$8
Amounts incurred in the first nine months of 2007
Employee severance and termination benefits	6
Other	11

Total 2007 restructuring charges	17
Amounts expended in the first nine months of 2007	(22)

Restructuring reserve at September 30, 2007	$3

Additional amounts expended in the first nine months of 2007 that do not qualify as restructuring charges	$56
Total expected costs	205 - 215

Expected completion date	4th Quarter 2009

The total expected costs include both restructuring charges and additional expenses that do not qualify as restructuring charges that are associated with the integration activities. In addition, involuntary employee termination benefits were recorded in goodwill as part of the purchase price allocation (see Note 3). Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities in the purchase price allocation in 2006. The remaining liability balance at December 31, 2006 was $3 million. In the first quarter of 2007, an additional $8 million was recorded to goodwill and other liabilities as part of the final adjustment to the purchase price allocation related to employee severance and termination benefits. Through September 30, 2007 approximately $14 million of these costs were incurred and the remaining liability balance at September 30, 2007 was $7 million.

Restructuring charges for this plan in the first nine months of 2007 were included in underwriting, acquisition, insurance and other expenses within Other Operations on the Consolidated Statements of Income.

13. Subsequent Event

On October 9, 2007, we issued $375 million aggregate principal amount of our 6.30% Senior Notes due October 9, 2037. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Recent Developments” for more details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of September 30, 2007, compared with December 31, 2006, and the results of operations of LNC for the three and nine months ended September 30, 2007 and 2006. On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC’s. Accordingly, the financial information presented herein for the nine months ended September 30, 2006, reflects the accounts of Jefferson-Pilot for only the six months ended September 30, 2006. The balance sheet information presented below is as of September 30, 2007 and December 31, 2006. The statement of operations information is for the three and nine months ended September 30, 2007 and 2006.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, see, “Part I – Item 1 – Financial Statements – Note 3 to the Consolidated Financial Statements” (the “consolidated financial statements”).

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto, and in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), “Item 1A – Risk Factors” and “Item 8 – Consolidated Financial Statements” of our latest annual report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), as well as “Part II – Item 1A – Risk Factors.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gains arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenue and income (loss) from operations by segment in Note 10 to our unaudited consolidated financial statements. Our management and Board of Directors believe that operating revenue and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenue and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Certain reclassifications have been made to prior periods’ financial information to conform to the 2007 presentation.

Forward-Looking Statements—Cautionary Language

Certain statements made in this report and in other written or oral statements made by Lincoln or on Lincoln’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our business, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. Lincoln claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•

Problems arising with the ability to successfully integrate Jefferson-Pilot’s businesses, which may affect our ability to operate as effectively and efficiently as expected or to achieve the expected synergies from the merger or to achieve such synergies within our expected timeframe;

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

•

A decline in the equity markets causing a reduction in the sales of Lincoln’s products, a reduction of asset-based fees that Lincoln charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads and an increase in liabilities related to guaranteed benefit features of Lincoln’s variable annuity products;

•

Ineffectiveness of Lincoln’s various hedging strategies used to offset the impact of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;

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

•

Changes in accounting principles generally accepted in the United States that may result in unanticipated changes to Lincoln’s net income, including the impact of Statements of Financial Accounting Standards 157 and 159;

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

The risks included here are not exhaustive. Lincoln’s annual report on Form 10-K, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Lincoln’s business and financial performance. Moreover, Lincoln operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

We provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and are reporting results through seven business segments. These operating businesses and their segments are described in “Part I – Item 1 – Business” of the 2006 Form 10-K.

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

On April 2, 2007, we launched a broader, fixed life insurance and fixed/indexed annuity unified product suite available to our distribution force. On May 21, 2007, we launched a unified fund line-up in our variable life insurance products, and on June 4, 2007, we launched a unified fund line-up in our variable annuity products. On July 9, 2007, we launched our unified term life insurance products and on August 20, 2007, we launched the first of three unified variable life insurance products. On October 15, 2007, we launched our second unified variable life insurance product and we have plans in place to launch the final unified variable life insurance product in the fourth quarter of 2007 after receiving appropriate regulatory approvals.

During the remainder of 2007 and throughout 2008, we expect our major challenges to include:

•	The continued, successful integration of the Jefferson-Pilot businesses and the success of our new unified product portfolio.

•	A continuation of the low interest rate environment creates a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The ability to generate tangible results from Retirement Income Security Ventures (“RISV”).

•	The continued, successful expansion of our wholesale distribution businesses.

•	The ability to improve financial results and sales growth in Employer Markets.

•

The continuation of competitive pressures in the life insurance marketplace, increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

In the face of these challenges, there are three key themes that will continue to influence our actions and decisions:

•

Taking market share. We are making sizeable investments in distribution throughout the organization, recognizing that sales growth is driven by our ability to maintain a strong presence in our key accounts and distribution channels. At September 30, 2007, we had 588 wholesalers in Lincoln Financial Distributors (“LFD”) compared to 529 at December 31, 2006.

•	Jumpstarting our RISV. The focus of these insurance professionals is to rethink the products, delivery systems and customer servicing that will address the emerging needs of the baby boomers.

•

Embedding financial and execution discipline in our operations. We are making significant investments in operating efficiencies while integrating and consolidating systems and processes across the organization. Investment decisions will be evaluated based on a comprehensive metrics-based approach.

Recent Developments

On October 31, 2007, we reached an agreement with an unaffiliated investment management company involving certain members of our fixed income team and related institutional taxable fixed income business. The purchase price is up to $48 million, which included a $25 million payment at closing with additional annual payments to be received over the next three years. The transaction did not impact the fixed income team that manages our fixed income mutual funds or general account assets. Investment Management was able to retain approximately 15% of the roughly $14 billion of assets involved in this transaction. We expect this transaction to decrease income from operations by approximately $3 million, after-tax, per quarter in 2008. Following the transaction, Investment Management will manage nearly $93 billion of fixed income assets with a team of 100 fixed income investment professionals.

On October 9, 2007, we issued $375 million aggregate principal amount of our 6.30% Senior Notes due October 9, 2037. We contributed the net proceeds of approximately $370 million from the offering to a new wholly-owned insurance subsidiary. This new subsidiary was created for the purpose of reinsuring the policy liabilities of our existing insurance affiliates, primarily related to statutory reserves on universal life products with secondary guarantees. These reserves are calculated under prevailing statutory reserving requirements as promulgated under Actuarial Guideline 38 (also known as “AXXX”). The transaction released approximately $300 million of capital previously supporting our universal life products with secondary guarantees. We intend to use the released capital for general corporate purposes, including for share repurchase and to support future business growth.

On September 7, 2007, we entered into a 36-month variable forward contract with Wachovia Bank, National Association with respect to approximately four million shares of our Bank of America (“BAC”) common stock and received approximately $145 million in proceeds. The contract included an equity collar derivative related to the changes in the fair value of the BAC common stock over the 36-month period. The proceeds we received were based upon the fair value of 4 million shares of BAC common stock at the inception of the contract net of the cost of the equity collar. The amount to be settled with Wachovia at the end of the contract period is approximately $196 million in either cash or BAC common stock. We are retaining the ordinary dividends in connection with the four million shares, which currently amount to $10 million annually. Approximately $74 million of the proceeds of this transaction were used to repurchase shares of our common stock during the third quarter of 2007. See “Item 3 – Quantitative and Qualitative Disclosures About Market Risk” for further discussion on the equity collar.

On August 22, 2007, we issued $300 million aggregate principal amount of our 5.65% Senior Notes due August 27, 2012.

On July 6, 2007, our Chairman of the Board of Directors and Chief Executive Officer, Jon A. Boscia, announced his plans to retire effective September 1, 2007. Dennis R. Glass, our President and Chief Operating Officer, was appointed Chief Executive Officer and J. Patrick Barrett, a long-time board member, was appointed as non-executive Chairman of the Board of Directors.

On June 7, 2007, we announced plans to explore strategic options for Lincoln Financial Media. We are continuing to evaluate a range of options including, but not limited to, divestiture strategies. We do not intend to provide updates to the strategic review process or disclose developments or potential outcomes until and unless a definitive course of action is reached. For additional details, see Note 1 of our consolidated financial statements.

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

For a detailed discussion of the cumulative effect of adoption of SOP 05-1 recorded to our January 1, 2007 Consolidated Balance Sheets, see Note 2 of our consolidated financial statements. The adoption of this new guidance primarily impacted and continues to impact our Individual Markets-Annuities and Employer Markets-Group Protection businesses, and our related accounting policies regarding the assumptions for lapsation used in the amortization of DAC and VOBA. In addition, we estimate that the adoption of SOP 05-1 resulted in a $4 million and $14 million, pre-tax, increase to underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007, which were attributable to changes in DAC and VOBA deferrals and amortization. The impact is expected to be approximately $19 million, pre-tax, for the full year 2007. In addition, due to the changes in our Guaranteed Minimum Death Benefit (“GMDB”) annuity reserves and DSI, we expect benefits to increase by approximately $2 million, pre-tax, for 2007. The impact on the amortization of DFEL is expected to be less than $1 million.

As equity markets do not move in a systematic manner, we use a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption. Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs, as required by SFAS 97, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI and DFEL. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption. As an illustration of the potential impact, given where our best estimate of EGPs for the Individual Markets-Annuity and Employer Markets-Defined Contribution segments were positioned in the range at September 30, 2007, if we were to reset the RTM to a gross variable account growth assumption representing the midpoint between the first of the two statistical ranges and the mean of the projections from September 30, 2007 forward in determining revised EGPs, we estimate it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $161 million, pre-tax ($105 million, after-tax). For more information about the implications of declines and advances in equity markets and our RTM process, see “Part II – Item 7 – Critical Accounting Policies” in our 2006 Form 10-K.

In the third quarter of each year, we complete our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL and the embedded derivative and reserves for annuity and life insurance products with certain guarantees. We review the various assumptions including investment margins, mortality and retention. As part of our annual review we also make corrections and modifications to our amortization models. As a result, the net effect of our annual review resulted in a $12 million, after-tax, increase ($28 million increase from assumption changes net of $16 million decrease from model changes) to income from operations for the three and nine months ended September 30, 2007 and a $20 million, after-tax, decrease ($18 million decrease from assumption changes and an $2 million decrease from model changes) for the corresponding periods in 2006. The 2006 amounts also reflect our harmonization of several assumptions and related processes as a result of our merger with Jefferson-Pilot. The effects varied by segment and are discussed further in the respective segment discussions below.

The table below presents the after-tax increase (decrease) to income from operations by business segment for our prospective unlocking for the three and nine months ended September 30 for the years indicated:

(in millions)	DFEL(1)	DAC and VOBA(2)	DSI(3)	GMDB and Life Reserves(3)	Guarantee Embedded Derivative(3)	Total
2007
Individual Markets - Annuities	$(1)	$8	$1	$(1)	$1	$8
Individual Markets - Life Insurance	18	(13)	—	—	—	5
Employer Markets - Defined Contribution	—	(2)	—	—	—	(2)
Employer Markets - COLI/BOLI	—	(1)	—	—	—	(1)
Lincoln UK	3	(1)	—	—	—	2

Total	$20	$(9)	$1	$(1)	$1	$12

2006
Individual Markets - Annuities	$(2)	$1	$1	$2	$—	$2
Individual Markets - Life Insurance	(1)	(9)	—	(10)	—	(20)
Employer Markets - Defined Contribution	—	5	—	—	—	5
Employer Markets - COLI/BOLI	—	(1)	—	—	—	(1)
Lincoln UK	(8)	2	—	—	—	(6)

Total	$(11)	$(2)	$1	$(8)	$—	$(20)

(1)	Reported in insurance fees within our Consolidated Statements of Income.
(2)	Reported in underwriting, acquisition, insurance and other expenses within our Consolidated Statements of Income.
(3)	Reported in insurance benefits within our Consolidated Statements of Income.

The table below presents the balances by business segment as of September 30, 2007:

	Individual Markets		Employer Markets
(in millions)	Annuities	Life Insurance	Retirement Products	Group Protection	Lincoln UK	Other Operations	Total
DAC and VOBA	$2,347	$5,261	$805	$116	$807	$1	$9,337
DSI	249	—	—	—	—	—	249

Total DAC, VOBA and DSI	2,596	5,261	805	116	807	1	9,586
DFEL	122	586	22	—	398	—	1,128

Net DAC, VOBA, DSI and DFEL	$2,474	$4,675	$783	$116	$409	$1	$8,458

Derivatives

Guaranteed Minimum Withdrawal and Guaranteed Income Benefits

The Individual Markets-Annuities segment has a hedging strategy designed to mitigate the risk and statement of income volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage Guaranteed Minimum Withdrawal Benefit (“GMWB”) feature and, beginning in the fourth quarter of 2006, our i4LIFE® Advantage Guaranteed Income Benefit (“GIB”) feature that is available in our variable annuity products. In the second quarter of 2007, we also began hedging our 4LATER® Advantage GIB feature available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB features. This dynamic hedging strategy utilizes U.S.-based and international equity futures and options as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB and GIB guarantees caused by those same factors. At September 30, 2007, the embedded derivatives for GMWB, i4LIFE® Advantage GIB, and the 4LATER® Advantage GIB were assets valued at $6 million and $13 million and a liability valued at $14 million, respectively.

Annuity Hedge Performance by Benefit Feature

The table below provides a comparison of our hedge performance (earnings impact) by benefit feature on an after-DAC, after-tax, basis:

	Three Months Ended September			Nine Months Ended September
(in millions)	2007	2006	Change	2007	2006	Change
GMWB	$(11)	$—	NM	$(10)	$(2)	NM
GIB	(3)	(1)	NM	(4)	(2)	-100%
GMDB(1)	—	1	-100%	1	1	—

Total	$(14)	$—	NM	$(13)	$(3)	NM

(1)

Our reserves related to our GMDB features are based upon projected long-term equity market return assumptions, and we utilize a delta hedging strategy using futures on U.S.-based equity market indices to hedge around the movements in equity markets. Because of this, the quarterly changes in values for our GMDB reserves and the hedging contracts may not offset each other.

For additional information on our hedging results see “Individual Markets – Annuities – Benefits and Expenses”

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

We adopted FASB Interpretation No. 48, – “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007 and recorded an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings with no impact on net income. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in federal income tax expense volatility in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. For a detailed discussion of FIN 48, see Note 2 and Note 4 of our consolidated financial statements.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Insurance premiums	$489	$426	15%	$1,437	$958	50%
Insurance fees	852	679	25%	2,389	1,846	29%
Investment advisory fees	89	83	7%	272	242	12%
Communications revenue (net)	60	60	0%	184	117	57%
Net investment income	1,067	1,108	-4%	3,326	2,854	17%
Amortization of deferred gain on indemnity reinsurance	19	19	0%	65	57	14%
Other revenues and fees	142	123	15%	434	348	25%
Realized loss	(37)	(11)	NM	(15)	(17)	12%

Total revenue	2,681	2,487	8%	8,092	6,405	26%

Insurance benefits	1,301	1,201	8%	3,781	2,962	28%
Underwriting, acquisition, insurance and other expenses	819	728	13%	2,438	1,948	25%
Communications expenses	33	31	6%	106	61	74%
Interest and debt expenses	69	67	3%	204	154	32%

Total benefits and expenses	2,222	2,027	10%	6,529	5,125	27%

Income before taxes	459	460	0%	1,563	1,280	22%
Federal income taxes	129	96	34%	461	346	33%

Net income	$330	$364	-9%	$1,102	$934	18%

Items included in net income (after-tax):
Realized loss on investments and derivative instruments	$(23)	$(4)		$(11)	$(12)
Net gain (loss) on reinsurance embedded derivative/trading securities	—	(3)		2	2
Restructuring charges	(5)	(1)		(11)	(7)
Reserve development, net of related amortization on business sold through indemnity reinsurance	—	—		(7)	1

The table below provides a detailed comparison of items included within net realized losses:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Fixed maturity securities available-for-sale:
Gross gains	$26	$52	-50%	$108	$97	11%
Gross losses	(44)	(47)	6%	(97)	(80)	-21%
Equity securities available-for-sale:
Gross gains	1	—	NM	7	(1)	NM
Gross losses	—	—	NM	—	—	NM
Gain on other investments	5	1	NM	7	5	40%
Associated amortization of DAC, VOBA, DSI, DFEL and changes in policy loans and insurance liabilities	(14)	(7)	-100%	(36)	(40)	10%

Total realized loss on investments	(26)	(1)	NM	(11)	(19)	42%
Loss on derivative instruments	(11)	(5)	NM	(7)	(1)	NM
Associated amortization of DAC, VOBA, DSI, DFEL and changes in policy loans and insurance liabilities	1	—	NM	—	—	NM

Loss on investments and derivative instruments	(36)	(6)	NM	(18)	(20)	10%
Gain (loss) on reinsurance embedded derivative/trading securities	(1)	(5)	80%	3	3	0%

Total realized loss	$(37)	$(11)	NM	$(15)	$(17)	12%

Write-downs for other-than-temporary impairments included in realized losses on investments above	$(34)	$(39)	13%	$(68)	$(43)	-58%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Deposits
Individual Markets:
Annuities	$3,478	$2,720	28%	$9,577	$7,596	26%
Life Insurance	980	753	30%	3,024	2,264	34%
Employer Markets:
Retirement Products - Defined Contribution	1,525	1,086	40%	4,285	3,486	23%
Retirement Products - Executive Benefits	52	58	-10%	196	182	8%
Investment Management	5,745	4,904	17%	17,930	20,013	-10%
Consolidating adjustments (1)	(907)	(1,020)	11%	(2,898)	(2,896)	0%

Total Deposits	$10,873	$8,501	28%	$32,114	$30,645	5%

Net Flows
Individual Markets:
Annuities	$1,291	$304	NM	$3,185	$1,773	80%
Life Insurance	635	491	29%	1,918	1,296	48%
Employer Markets:
Retirement Products - Defined Contribution	133	37	259%	428	331	29%
Retirement Products - Executive Benefits	(5)	(11)	55%	(54)	64	NM
Investment Management	91	746	-88%	(422)	6,651	NM
Consolidating adjustments (1)	198	150	32%	545	139	292%

Total Net Flows	$2,343	$1,717	36%	$5,600	$10,254	-45%

	As of September 30,		As of December 31,	Change Over	Change Over
(in millions)	2007	2006	2006	Prior Year	Prior Quarter
Assets Under Management by Advisor (2)
Investment Management:
External assets	$99,716	$89,511	$97,307	11%	2%
Insurance-related assets	67,324	67,410	67,437	0%	0%
Lincoln UK	10,589	9,440	10,108	12%	5%
Within business units (policy loans)	2,790	2,725	2,389	2%	17%
By non-LNC entities	71,042	51,214	56,282	39%	26%

	$251,461	$220,300	$233,523	14%	8%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(2)

Assets under management by advisor provides a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Net income decreased $34 million, or 9%, and increased $168 million, or 18%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in net income for the three months ended September 30, 2007 was primarily driven favorable items in the third quarter of 2006 which included an insurance recovery related to losses incurred in connection with U.K. sales practices and a positive income tax adjustment primarily related to the separate accounts dividends-received deduction (“DRD”). These items more than offset the current period’s growth of business in-force, account value growth from favorable equity markets, positive net flows and net favorable adjustments from the completion of our annual comprehensive review, which are discussed below. The increase in net income for the nine months ended September 30, 2007, primarily reflects the April 2006 merger with Jefferson-Pilot, stronger results from our alternative investments, growth of business in-force, account value growth from growth in the equity markets, positive net flows, and net favorable adjustments from the completion of our annual comprehensive review compared to the prior year period. The nine-month period of 2006 also includes the net effect of the insurance recovery and DRD adjustment discussed above.

In the third quarter of each year, we complete our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI, DFEL and the embedded derivative and reserves for annuity and life insurance products with certain guarantees. As part of our annual review we also make corrections and modifications to our amortization models. As a result, the net effect of our annual review resulted in a $12 million, after-tax, increase ($28 million increase from assumption changes net of $16 million decrease from model changes) to income from operations for the three and nine months ended September 30, 2007 and a $20 million, after-tax, decrease ($18 million decrease from assumption changes and a $2 million decrease from model changes) for the corresponding periods in 2006. See “Revenues” and “Benefits and Expenses” below for further discussion.

Net income for the nine months ended September 30, 2007, was negatively affected by a correction to account values for certain of our life insurance policies, a modification of the accounting for one of our UL products with secondary guarantees related to its product features, both occurring during the second quarter of 2007. See “Individual Markets-Life Insurance” below for a further discussion of the correction to account values and accounting modification.

Revenues

Total revenue for the three and nine months ended September 30, 2007 was $2.7 billion and $8.1 billion compared to $2.5 billion and $6.4 billion for the same periods in 2006. The increase in insurance premiums for the three months ended September 30, 2007, primarily reflects organic growth in the non-medical portion of our Employer Markets-Group Protection segment. In addition, the increase in insurance fees and investment advisory fees for the three months ended September 30, 2007 reflects growth in assets under management, positive net flows, and the effects of favorable equity market performance. Included in the increase in insurance fees was growth in cost-of-insurance charges and in expense assessments in connection with our individual variable annuities. Higher expense assessments from individual variable annuities resulted from higher average daily variable account values for the three and nine months ended September 30, 2007 compared to the same period in 2006, resulting from favorable equity markets and sales growth. Average daily variable account values for our Individual Markets-Annuities segment increased 32% and 29% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in insurance premiums and fees for the nine months ended September 30, 2007 primarily reflects the April 2006 merger with Jefferson-Pilot, 14% growth in assets under management, positive net flows, the impact of favorable equity market performance on our variable account values, and the favorable impact of our prospective unlocking adjustments, discussed below, partially offset by the impact of the correction to account values and modification of the accounting within the Individual Markets-Life Insurance segment in the second quarter of 2007, which reduced insurance fees by $41 million, pre-DAC and pre-tax. Additionally, retrospective DFEL unlocking negatively impacted insurance fees for nine months ended September 30, 2007 by $10 million, pre-tax ($7 million, after-tax), for the Individual Markets-Life Insurance segment, primarily due to favorable mortality and persistency. Excluding the impact of dividends, the S&P 500 Index® at September 30, 2007 was 14.3% higher than at September 30, 2006 and the average daily S&P 500 Index® for the three and nine months ended September 30, 2007 was 15.7% and 14.5% higher than the comparable 2006 periods.

The net effect of our annual comprehensive review of DFEL resulted in a $31 million increase ($34 million increase from model changes net of $3 million decrease from assumption changes) to insurance fees for the three and nine months ended September 30, 2007 and a $16 million decrease ($20 million decrease from assumption changes net of $4 million increase from model changes) for the corresponding periods in 2006. The 2007 model changes are primarily related to account values in model projections for certain of our life insurance policies that were identified and corrected in the second quarter of 2007.

Net investment income decreased $41 million, or 4%, and increased $472 million, or 17%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in net investment income for the three months ended September 30, 2007 is primarily the result of lower commercial mortgage loan prepayments and bond makewhole premiums, decreased investment income from alternative investments, and a $28 million decrease in the change in the market value of S&P 500 Index® call options used to hedge our indexed annuity product. See “Consolidated Investments – Alternative Investments” below for additional information. The increase in net investment income for the nine months ended September 30, 2007 primarily reflects the addition of Jefferson-Pilot investment assets, higher alternative investment income, a $23 million increase in the change in the market value of S&P 500 Index® call options used to hedge our indexed annuity product and higher invested assets due to the favorable effect of asset growth from net flows. Investment income from alternative investments, increased $68 million, pre-DAC, pre-tax, in the nine months ended September 30, 2007 compared to the same period in 2006 due to favorable performance in alternative investments. Negative fixed annuity net flows partially offset growth in our indexed and variable annuity net flows for both the three and nine months ended September 30, 2007, as higher withdrawals were driven by the expiration of multi-year crediting rate guarantees on certain products we sold three to five years ago.

Included in revenues were net realized losses on investments of $37 million and $15 million for the three and nine months ended September 30, 2007 compared to losses of $11 million and $17 million for the comparable 2006 periods. See “Consolidated Investments” below for additional information on our investment performance.

Benefits and Expenses

Consolidated insurance benefits increased $100 million, or 8%, and $819 million, or 28%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase in insurance benefits for the three months ended September 30, 2007, is primarily due to growth of business in-force, the impact of our hedge effectiveness, an unfavorable increase in the change in the fair value of the Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) forward-starting option liability related to our indexed annuity contracts of $6 million and interest credited on the secured limited recourse notes issued in December 2006 and April 2007, partially offset by a $26 million favorable decrease in the change in the indexed annuity options mark-to-market adjustment. For additional detail on the secured limited recourse notes, see “Consolidated Investments – Credit-Linked Notes” below and Note 6 to our consolidated financial statements. The increase in benefits for the nine months ended September 30, 2007 is primarily driven by the merger with Jefferson-Pilot, the $20 million increase in the change in the indexed annuity options mark-to-market adjustment, and the impact attributable to variable annuities with guaranteed benefits, as discussed above. Additionally, in the second quarter 2007, we recognized a $20 million reserve increase on the personal accident business that was sold to Swiss Re through an indemnity transaction in 2001. Higher benefits related to growth in our business were partially offset by effective spread management through lower crediting rates on interest sensitive business; the lower interest credited from lower fixed annuity account values resulting from net outflows on fixed annuities and movements from fixed to variable annuity products. The impact of our annual comprehensive review was not significant to insurance benefits for the three and nine months ended September 30, 2007, while insurance benefits were increased by $11 million, pre-tax ($7 million, after-tax), for the same periods in 2006, due to net unfavorable prospective assumption adjustments surrounding the reserves for the guarantee features within our variable annuity and life insurance products. For additional detail on hedge performance by benefit feature, see “Critical Accounting Policies – Derivatives” and “Individual Markets – Annuities.”

Consolidated underwriting, acquisition, insurance and other expenses increased $91 million, or 13%, and $490 million, or 25% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in acquisition, insurance and other expenses increased primarily due to higher DAC and VOBA amortization, integration expenses and due to a benefit from an insurance recovery recognized in the prior year quarter that reduced expenses in that period. Integration expenses in the third quarter and first nine months of 2007 increased $16 million and $43 million compared to the same periods in 2006, including restructuring charges that were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger. These actions will be ongoing and are expected to be substantially complete by the first half of 2009. Our current estimate of integration expenses is approximately $205 million to $215 million, pre-tax (excludes amounts capitalized or recorded to goodwill), which represents an increase of approximately $25 million to $35 million, pre-tax, for certain internal costs (which are expected to be eliminated once integration efforts are completed), costs related to the implementation of our new unified product portfolio and other initiatives. We have incurred approximately $123 million, pre-tax, and expect approximately $82 million to $92 million will be incurred over the remainder of the integration period. In the third quarter and first nine months of 2007, broker-dealer commissions and expenses increased $15 million and $69 million as a result of higher sales and the impact of the merger on the first nine months comparison. Consolidated underwriting, acquisition, insurance and other expenses for the third quarter and first nine months of 2006 benefited from a $26 million ($17 million, after-tax) insurance recovery related to losses incurred in connection with U.K. sales practices. A $9 million increase in legal expenses and $5 million of expenses related to the launch of a new closed-end mutual fund also contributed to an increase in expenses in the first nine months of 2007. The remainder of the increase in underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007, is attributable to higher taxes, licenses and fees and an increase in DAC and VOBA amortization, which is discussed below. The increase in underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007, was partially offset by $35 million and $12 million, pre-DAC, pre-tax, lower incentive compensation expenses compared to the same periods of 2006 as a result of actual performance exceeding our expectations in the prior year. In 2007, the true-up of incentive compensation accruals was recognized in the second quarter rather than the third quarter, as it occurred in 2006. Additionally, in the second quarter of 2007, we recorded a one-time curtailment gain of $9 million ($6 million, after-tax) related to a change in our employee benefit plans that will go into effect on January 1, 2008. See below for discussion surrounding the impact of our prospective unlocking adjustments on underwriting, acquisition, insurance and other expenses as a result of our annual comprehensive review. For additional information on the change in our employee benefit plans, see “Other Operations” and Note 7 to our consolidated financial statements.

DAC and VOBA amortization, which is included within underwriting, acquisition, insurance and other expenses, increased $37 million and $175 million for the three and nine months ended September 30, 2007, with the year-to-date increase primarily driven by the merger with Jefferson-Pilot. In addition to continued growth in our insurance and annuity blocks, the change in DAC and VOBA amortization was impacted by several other items. Favorable retrospective DAC and VOBA unlocking for the three and nine months ended September 30, 2007, decreased DAC and VOBA amortization by $12 million, pre-tax ($8 million, after-tax), and $60 million, pre-tax ($39 million, after-tax), primarily due to favorable investment, mortality, and persistency results. The adjustments in the second quarter of 2007 related to the Individual Markets-Life Insurance segment discussed above, reduced DAC amortization by $23 million, pre-tax, for the nine months ended September 30, 2007. Additionally, DAC and VOBA amortization for the nine months ended September 30, 2007 for the Individual Markets-Life Insurance segment was increased by $10 million ($6 million, after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. The adoption of SOP 05-1 on January 1, 2007 resulted in a $4 million, pre-tax ($3 million, after-tax), and $14 million, pre-tax ($9 million, after-tax), increase to DAC and VOBA amortization for the three and nine months ended September 30, 2007.

The net effect of our annual comprehensive review of DAC and VOBA resulted in a $14 million increase ($63 million increase from model changes net of $49 million decrease from assumption changes) to underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007 and a $3 million increase ($6 million increase from model changes net of $3 million decrease from assumption changes) for the corresponding periods in 2006. The impact of the adjustments from this review varied by segment and are discussed further in the respective segment discussions below.

Federal Income Taxes

The effective tax rate was 28% and 21% for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 29% and 27%, respectively. For additional information on our effective tax rates, see Note 4 to our consolidated financial statements.

RESULTS OF OPERATIONS BY SEGMENT

Following is a reconciliation of our revenue and our income from operations to our consolidated revenue and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Revenue
Segment operating revenue
Individual Markets:
Annuities	$666	$597	$1,947	$1,524
Life Insurance	990	895	2,919	2,297

Total Individual Markets	1,656	1,492	4,866	3,821

Employer Markets:
Retirement Products	357	349	1,082	1,006
Group Protection	368	332	1,119	687

Total Employer Markets	725	681	2,201	1,693

Investment Management (1)	150	140	451	415
Lincoln UK	89	72	272	223
Lincoln Financial Media (2)	60	60	185	117
Other Operations	65	87	220	244
Consolidating adjustments	(28)	(34)	(97)	(92)
Net realized investment results (3)	(37)	(11)	(15)	(17)
Amortization of deferred gain on indemnity reinsurance related to reserve developments	1	—	9	1

Total revenue	$2,681	$2,487	$8,092	$6,405

Net Income
Segment operating income
Individual Markets:
Annuities	$107	$129	$358	$285
Life Insurance	174	123	517	339

Total Individual Markets	281	252	875	624

Employer Markets:
Retirement Products	52	65	177	195
Group Protection	33	29	85	66

Total Employer Markets	85	94	262	261

Investment Management	22	13	49	41
Lincoln UK	10	8	33	29
Lincoln Financial Media	14	15	40	27
Other Operations	(59)	(11)	(141)	(38)
Net realized investment results (4)	(23)	(7)	(9)	(11)
Reserve development, net of related amortization on business sold through indemnity reinsurance	—	—	(7)	1

Net income	$330	$364	$1,102	$934

(1)

Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $20 million and $24 million for the three months ended September 30, 2007 and 2006, respectively, and $67 million and $72 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)

Lincoln Financial Media revenues are net of $8 million of commissions paid to agencies for the three months ended September 30, 2007 and 2006, and $25 million and $17 million for the nine months ended September 30, 2007 and 2006, respectively.

(3)

Includes realized losses on investments of $26 million and $1 million for the three months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $10 million and $5 million for the three months ended September 30, 2007 and 2006, respectively; and losses on reinsurance embedded derivative/trading securities of $1 million and $5 million for the three months ended September 30, 2007 and 2006, respectively. Includes realized losses on investments of $11 million and $19 million for the nine months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $7 million and $1 million for the nine months ended September 30, 2007 and 2006; and gains on reinsurance embedded derivative/trading securities of $3 million for the nine months ended September 30, 2007 and 2006.

(4)

Includes realized losses on investments of $16 million and $1 million for the three months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $7 million and $3 million for the three months ended September 30, 2007 and 2006, respectively; and losses on reinsurance embedded derivative/trading securities of $3 million for the three months ended September 30, 2006. Includes realized losses on investments of $7 million and $11 million for the nine months ended September 30, 2007 and 2006, respectively; realized losses on derivative instruments of $4 million and $1 million for the nine months ended September 30, 2007 and 2006, respectively; and gains on reinsurance embedded derivative/trading securities of $2 million for the nine months ended September 30, 2007 and 2006.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

Individual Markets – Annuities

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$43	$12	258%	$72	$37	95%
Insurance fees	274	196	40%	770	562	37%
Net investment income	254	313	-19%	823	724	14%
Other revenues and fees	95	76	25%	282	201	40%

Total operating revenues	666	597	12%	1,947	1,524	28%

Operating Expenses
Insurance benefits	290	236	23%	700	565	24%
Underwriting, acquisition, insurance and other expenses	235	228	3%	770	617	25%

Total operating expenses	525	464	13%	1,470	1,182	24%

Income from operations before taxes	141	133	6%	477	342	39%
Federal income taxes	34	4	NM	119	57	109%

Income from operations	$107	$129	-17%	$358	$285	26%

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Flows (in millions)	2007	2006	Change	2007	2006	Change
Variable portion of variable annuity deposits	$2,247	$1,658	36%	$6,543	$5,191	26%
Variable portion of variable annuity withdrawals	(1,296)	(1,011)	-28%	(3,722)	(2,973)	-25%

Variable portion of variable annuity net flows	951	647	47%	2,821	2,218	27%

Fixed portion of variable annuity deposits	746	560	33%	1,943	1,516	28%
Fixed portion of variable annuity withdrawals	(181)	(189)	4%	(486)	(539)	10%

Fixed portion of variable annuity net flows	565	371	52%	1,457	977	49%

Total variable annuity deposits	2,993	2,218	35%	8,486	6,707	27%
Total variable annuity withdrawals	(1,477)	(1,200)	-23%	(4,208)	(3,512)	-20%

Total variable annuity net flows	1,516	1,018	49%	4,278	3,195	34%

Indexed annuity deposits	199	244	-18%	550	472	17%
Indexed annuity withdrawals	(59)	(68)	13%	(182)	(114)	-60%

Indexed annuity net flows	140	176	-20%	368	358	3%

Fixed annuity deposits	286	258	11%	541	417	30%
Fixed annuity withdrawals	(651)	(1,148)	43%	(2,002)	(2,197)	9%

Fixed annuity net flows	(365)	(890)	59%	(1,461)	(1,780)	18%

Total annuity deposits	3,478	2,720	28%	9,577	7,596	26%
Total annuity withdrawals	(2,187)	(2,416)	9%	(6,392)	(5,823)	-10%

Total annuity net flows	$1,291	$304	NM	$3,185	$1,773	80%

Annuities incremental deposits	$3,441	$2,681	28%	$9,476	$7,504	26%

	As of September 30,
Account Values (in millions)	2007	2006	Change
Variable annuities	$58,293	$43,977	33%
Fixed annuities (including indexed annuities)	17,813	18,939	-6%
Fixed annuities ceded to reinsurers	(1,430)	(2,045)	30%

Total fixed annuities	16,383	16,894	-3%

Total annuities	$74,676	$60,871	23%

Fixed portion of variable annuities	$3,470	$3,719	-7%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Average daily S&P 500 Index®	1,489.60	1,287.50	15.7%	1,470.65	1,284.18	14.5%

	Three Months Ended September 30,		Basis Points	Nine Months Ended September 30,		Basis Points
Interest Rate Spreads	2007	2006	Change	2007	2006	Change
Net investment income yield on reserves, excluding below items	5.73%	5.84%	(11)	5.78%	5.77%	1
Default charges	0.00%	0.00%	—	0.00%	-0.04%	4
Commercial mortgage loan prepayment and bond makewhole premiums	0.03%	0.06%	(3)	0.05%	0.05%	—

Net investment income yield	5.76%	5.90%	(14)	5.83%	5.78%	5

Interest rate credited to policyholders, excluding below item	3.76%	3.84%	(8)	3.71%	3.86%	(15)
SFAS 133 forward-starting option	0.31%	0.16%	15	0.05%	0.07%	(2)

Interest rate credited to policyholders	4.07%	4.00%	7	3.76%	3.93%	(17)

Interest rate spread	1.69%	1.90%	(21)	2.07%	1.85%	22

Average fixed annuity account values (in millions)	$17,358	$18,723		$17,589	$15,933

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Average daily variable account values	$55,827	$42,342	32%	$52,922	$40,968	29%

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Income from operations for this segment decreased $22 million, or 17%, and increased $73 million, or 26% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. We have a hedge program that is designed to mitigate risk and income statement volatility caused by changes in equity markets, interest rates and volatility associated with our guaranteed benefit features of our variable annuity products. In third quarter of 2007, hedge effectiveness negatively impacted our quarterly earnings, as a result of the change in reserves and other benefits exceeding the impact from our hedge program. The decrease for the three months ended September 30, 2007 was primarily due to the impact of our hedge effectiveness, discussed in “Benefits and Expenses” below, and due to a favorable tax adjustment that was recognized during the third quarter of 2006 related to the separate account DRD from the filing of the 2005 tax return. The increase for the nine months ended September 30, 2007 was due primarily to growth in account values from favorable equity markets and positive net flows, higher investment income on surplus and the impact of the merger with Jefferson-Pilot, partially offset by the impact of our hedge effectiveness, higher incentive compensation and broker-dealer expenses and the favorable tax adjustment during the third quarter of 2006.

The adoption of SOP 05-1 on January 1, 2007, resulted in a cumulative effect reduction of $28 million in the segment’s DAC and VOBA balances. The adoption of SOP 05-1 also increased DAC and VOBA amortization by $2 million and $7 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The impact is expected to be approximately $2 million, pre-tax, for the fourth quarter of 2007.

In the third quarter of each year, we complete our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL, as well as the calculations of the GMDB reserves and the embedded derivative related to GMWB and GIB. As part of our annual review we also make corrections and modifications to our amortization models. The net effect of our annual review resulted in an $8 million, after-tax, increase ($14 million increase from assumption changes net of $6 million decrease from model changes) to income from operations for the three and nine months ended September 30, 2007 and a $2 million, after-tax, increase from assumption changes for the corresponding periods in 2006. See “Revenues” and “Benefits and Expenses” below for further discussion.

On August 15, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity Advantage, our GMWB rider related to our variable annuity products. For additional information about this agreement, refer to “Reinsurance” in this report.

Revenues

Insurance fees increased 40% and 37% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increases were primarily due to increases in average daily variable account values of 32% and 29% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. Additionally, the average expense assessment rates increased over these same periods contributing to the increase in insurance fees. The increase in expense assessment rates is driven primarily by an increase in account values with elective riders for guarantees that we offer such as GMDB, GMWB and GIB which have additional expense assessment charges associated with them. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods.

The net effect of our annual comprehensive review of DFEL resulted in a $1 million decrease to insurance fees from assumption changes for the three and nine months ended September 30, 2007 and a $3 million decrease from assumption changes for the corresponding periods in 2006.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 28% and 26% for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily due to growth in the variable annuity business. Indexed annuity deposits increased $78 million for the nine months ended September 30, 2007 compared to the same period in 2006, due to nine months of activity being included in net flows in 2007 compared to only six months of activity included in net flows in 2006, as this product was added to our product portfolio as a result of the merger with Jefferson-Pilot.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln SmartSecuritySM Advantage, 4Later® Advantage and i4Life® Advantage elective riders and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 35% and 27% for the three and nine months ended September 30, 2007, compared to the same periods in 2006.

The other component of net flows relates to the retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates for the nine months ended September 30, 2007 were 10.3% compared to 12.3% for the same period in 2006.

Our lapse rates have been impacted by multi-year guarantee fixed annuity products, which have fixed credited rates for a defined guarantee period before resetting to new rates. Our Step Five Fixed Annuity products have a 60-day window period following each five-year fixed guarantee period during which there is no surrender charge and where crediting rates are reset at the beginning of the window period. Account values for these products were $1.5 billion at September 30, 2007, with approximately $0.1 billion of account values entering the window period throughout the remainder of 2007. Amounts entering window periods after 2007 are not significant. Through the nine months ended September 30, 2007, approximately $0.4 billion of account values entered the window period. Based on our emerging experience with this block of business, we expect lapse rates of approximately 50% on the Step Five Fixed Annuity products. The after-DAC, after-tax effect to the earnings of the segment is mitigated in part by a 50% coinsurance arrangement on 87% of the account values. See “Reinsurance” for additional information on this arrangement. Account values for our other multi-year guaranteed products were $1.8 billion at September 30, 2007, with an insignificant amount of the account value entering the window period throughout the remainder of 2007. During the first nine months of 2007, approximately $335 million of these multi-year guarantee products reset with approximately 62% lapsing where the holder did not select another of our products. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time.

Net investment income decreased $59 million, or 19%, and increased $99 million, or 14%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Overall growth in net investment income has been constrained due primarily to lower average fixed annuity account values and net outflows. The decrease in net investment income for the three months ended September 30, 2007 is also attributable to a $28 million decrease in the change in the market value of S&P 500 Index® call options that we use to hedge our indexed annuity products. This change in the call option market value largely offsets the change in interest credited (included within insurance benefits expense) caused by fluctuations in the value of our indexed annuity contract liabilities. These impacts of the indexed annuity hedge program, related to both net investment income and interest credited, are excluded from our spread calculations. The decrease in net investment income for the three months ended September 30, 2007 also includes a $2 million (pre-DAC, pre-tax) decrease related to commercial mortgage loan prepayment and bond makewhole premiums compared to the same period in 2006. The increase in net investment income for the nine months ended September 30, 2007 is primarily due to the increase in fixed account values which were acquired in the Jefferson-Pilot merger, the impact of changes in the market value of S&P Index® call options used to hedge our indexed annuity products and higher investment income on surplus, partially offset by a change in methodology surrounding default charges. The change in the market value of S&P 500 Index® call options for the nine months ended September 30, 2007 was an increase of $23 million compared to the same period in 2006. Net investment income in the second quarter of 2006 was reduced by $4 million ($1 million after-DAC, after-tax) for internal default charges before the methodology was discontinued in the third quarter of 2006. See “Other Operations” below for additional information.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The annuity product interest rate spread represents the excess of the yield on earning assets over the average crediting rate. We exclude the impact of investment income from statutory surplus investment portfolios from our spread calculations. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less the mark-to-market adjustment on the indexed annuity business, bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. For further explanation of interest credited to policyholders, see “Benefits and Expenses” below.

The interest rate spread table above summarizes the effect of changes in the portfolio yield and the rate credited to policyholders, as well as certain significant items causing volatility in the periods presented. We include fixed account values reinsured under modified coinsurance agreements in our interest rate credited to policyholders, which is included in our interest rate spread calculation. For the three months ended September 30, 2007, in addition to the significant items identified, the interest spreads for this segment have declined primarily due to a decrease in the earned rate on invested assets partially offset by a reduction in average crediting rates year over year driven by the lapses of higher multi-year products as described above. For the nine months ended September 30, 2007, in addition to the significant items identified, the interest spreads for this segment have improved primarily due to an increase in earned rates on invested assets, a reduction in average crediting rates year over year driven by the lapses of higher rate multi-year products as described above, and the 3 basis point increase attributable to the opening balance sheet adjustment, discussed below.

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

Benefits and Expenses

Insurance benefits increased $54 million, or 23%, and $135 million, or 24% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 is primarily due to growth in our business and the impact of our hedge effectiveness, partially offset by a decrease in interest credited to policyholders. Our hedge effectiveness in the third quarter of 2007 was negatively impacted by a significant and sudden increase in market implied volatility coupled with a drop in interest rates, which resulted in a net increase in insurance benefits of $53 million ($14 million, after-DAC, after-tax), which was comprised of an increase in reserves and benefits payments totaling $117 million and $33 million for the three months ended September 30, 2007 and 2006, respectively, partially offset by favorable results in our hedge program totaling $62 million and $31 million for these same periods. In addition, during the third quarter there were certain unhedged items, such as those related to products we sell in New York, for which we did not have sufficient size to hedge. Although these items are not a significant component of our account value, movements in the related reserves during the quarter contributed to the negative impact. These increases were partially offset by a decrease in interest credited of $31 million attributable to a decline in average fixed annuity account values, the impact of lapsation of products with higher crediting rates and a $26 million decrease in the change in the indexed annuity options mark-to-market adjustment. This decrease in interest credited was partially offset by a $6 million increase in the change in the fair value of the SFAS 133 forward-starting option liability related to our indexed annuity contracts. SFAS 133 requires that we calculate the fair values of index call options we may purchase in the future to hedge policyholder index allocations applicable to future reset periods, which we refer to as the SFAS 133 forward-starting option liability. This liability represents an estimate of the cost of the options we may purchase in the future less expected charges to policyholders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of this liability result in volatility in interest credited. The interest rate assumption used in discounting this liability within the fair value calculation is the primary driver of the change in value.

The increase in insurance benefits for the nine months ended September 30, 2007 is primarily due to growth in our business, the merger with Jefferson-Pilot, the impact of the change in reserves and other benefits exceeding the impact from our hedge program of $37 million ($10 million, after-DAC, after-tax) and a $20 million increase in the change in the indexed annuity options mark-to-market adjustment. These increases were partially offset by lower average fixed account values, lower average crediting rates and a $4 million ($3 million, after-tax) adjustment to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. This opening balance sheet adjustment increased our interest rate spread by 3 basis points in the first nine months of 2007. See the table above for the interest rate credited to policyholders.

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $3.5 billion at September 30, 2007 with 32% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 48 basis points in excess of average minimum guaranteed rates. Our ability to retain the multi-year guarantee and annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.

At September 30, 2007, the segment’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.2 billion. The related GAAP and statutory reserves were $31 million and $41 million, respectively. The comparable amounts at December 31, 2006, were a NAR of $0.3 billion, GAAP reserves of $23 million and statutory reserves of $42 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount we would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features and consider other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of September 30, 2007:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable annuity account value (billions)	$29.9	$25.8	$0.4	$5.7	$61.8
% of total annuity account value	48.4%	41.8%	0.6%	9.2%	100.0%
Average account value (thousands)	$121.1	$119.2	$88.4	$85.1	$115.8
Average NAR (thousands)	5.7	9.9	11.7	N/A	8.9
NAR (billions)	—	0.2	—	—	0.2
Average age of contractholder	65	64	67	63	64
% of contractholders > 70 years of age	35.0%	31.5%	43.1%	32.7%	33.3%

We have variable annuity contracts containing GMDBs that have a dollar-for-dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar-for-dollar basis. For contracts containing this dollar-for-dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar-for-dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar-for-dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar-for-dollar withdrawal GMDB exposure. Beginning in 2003, the GMDB feature offered on new contract sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of September 30, 2007, there were 772 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $50 million.

Underwriting, acquisition, insurance and other expenses increased $7 million, or 3%, and $153 million, or 25%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increases for both periods were driven primarily by account value growth from sales and favorable equity markets, which resulted in higher commission expenses, net of deferrals and lower DAC amortization. DAC and VOBA amortization decreased $12 million and increased $53 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. See below for discussion surrounding the impact of our prospective unlocking adjustments on underwriting, acquisition, insurance and other expenses as a result of our annual comprehensive review. Broker-dealer commissions and operating expenses increased $15 million and $69 million in the third quarter and first nine months of 2007 as a result of higher sales. Higher incentive compensation expenses due to favorable performance also contributed to the increase in expenses for the three and nine month periods of 2007. The merger with Jefferson-Pilot also contributed to the increase for the nine months ended September 30, 2007. Underwriting, acquisition, insurance and other expenses for nine months ended September 30, 2007 were increased by $2 million ($1 million, after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

The net effect of our annual comprehensive review of DAC and VOBA resulted in a $12 million decrease ($28 million decrease from assumption changes net of $16 million increase from model changes) to underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007 and a $1 million decrease from assumption changes for the corresponding periods in 2006. The 2007 assumption changes were the result of favorable interest rates, maintenance expense and account retention assumptions partially offset by unfavorable asset-based commission assumptions. The 2006 assumption changes were the result of unfavorable fixed annuity account retention and unfavorable mortality, partially offset by lowering our long-term interest assumption.

The net effect of our annual comprehensive review of DSI resulted in a $1 million decrease ($2 million decrease from assumption changes net of $1 million increase from model changes) to insurance benefits for the three and nine months ended September 30, 2007 and a $1 million decrease from assumption changes for the corresponding periods in 2006. In addition, the net effect of our annual comprehensive review of the revised calculations of the reserves related to GMDB resulted in a $3 million decrease to insurance benefits from assumption changes for the three and nine months ended September 30, 2006. The comprehensive review during the third quarter of 2007 is not expected to significantly affect future amortization expense.

Federal Income Taxes

Federal income tax expense for the third quarter and first nine months of 2007 included a reduction of $2 million related to a favorable true-up to the 2006 tax return relating primarily to the separate account DRD, compared to a $33 million favorable true-up to the 2005 tax return for the same periods in 2006. For additional information on our effective tax rates, see Note 4 to our consolidated financial statements.

Individual Markets – Life Insurance

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$83	$87	-5%	$258	$228	13%
Insurance fees	457	383	19%	1,244	969	28%
Net investment income	444	414	7%	1,392	1,070	30%
Other revenues and fees	6	11	-45%	25	30	-17%

Total operating revenues	990	895	11%	2,919	2,297	27%

Operating Expenses
Insurance benefits	514	508	1%	1,528	1,268	21%
Underwriting, acquisition, insurance and other expenses	218	207	5%	611	523	17%

Total operating expenses	732	715	2%	2,139	1,791	19%

Income from operations before taxes	258	180	43%	780	506	54%
Federal income taxes	84	57	47%	263	167	57%

Income from operations	$174	$123	41%	$517	$339	53%

	Three Months Ended September 30,		Basis Points	Nine Months Ended September 30,		Basis Points
Interest Rate Spreads	2007	2006	Change	2007	2006	Change
Interest-Sensitive Products
Net investment income yield on reserves, excluding below items	6.04%	6.13%	(9)	6.10%	6.13%	(3)
Earnings from alternative investments, such as limited partnerships	-0.04%	-0.21%	17	0.28%	-0.02%	30
Default charges	0.00%	0.00%	—	0.00%	-0.03%	3
Commercial mortgage loan prepayment and bond makewhole premiums	0.09%	0.16%	(7)	0.14%	0.15%	(1)

Net investment income yield	6.09%	6.08%	1	6.52%	6.23%	29

Interest rate credited to policyholders	4.41%	4.52%	(11)	4.44%	4.51%	(7)

Interest rate spread	1.68%	1.56%	12	2.08%	1.72%	36

Traditional Products
Net investment income yield on reserves, excluding below items	6.15%	6.46%	(31)	6.34%	6.48%	(14)
Earnings from alternative investments, such as limited partnerships	-0.06%	0.00%	(6)	-0.06%	0.00%	(6)
Commercial mortgage loan prepayment and bond makewhole premiums	0.09%	0.15%	(6)	0.08%	0.15%	(7)

Net investment income yield	6.18%	6.61%	(43)	6.36%	6.63%	(27)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2007	2006	Change	2007	2006	Change
Sales by Product
Universal Life (“UL”)
Excluding MoneyGuard®	$144	$120	20%	$455	$259	76%
MoneyGuard®	11	8	38%	28	23	22%

Total Universal Life	155	128	21%	483	282	71%
Variable Universal Life (“VUL”)	18	13	38%	55	39	41%
Whole Life	—	1	-100%	1	2	-50%
Term	7	10	-30%	24	30	-20%

Total	$180	$152	18%	$563	$353	59%

Net Flows
Deposits	$980	$753	30%	$3,024	$2,264	34%
Withdrawals and deaths	(345)	(262)	-32%	(1,106)	(968)	-14%

Net flows	$635	$491	29%	$1,918	$1,296	48%

Policyholder assessments	$607	$526	15%	$1,795	$1,386	30%

	As of September 30,
(in millions)	2007	2006	Change
Account Values
Universal Life	$22,818	$21,516	6%
Variable Universal Life	5,057	4,305	17%

Total life insurance account values	$27,875	$25,821	8%

In-Force Face Amount
Universal Life and other	$279,640	$263,485	6%
Term Insurance	238,260	232,214	3%

Total in-force	$517,900	$495,699	4%

Net Amount at Risk
Universal Life and other	$247,700	$233,800	6%
Term Insurance	237,000	231,100	3%

Total net amount at risk	$484,700	$464,900	4%

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Income from operations for this segment increased $51 million, or 41%, and $178 million, or 53%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 is primarily the result of higher insurance fees and net investment income from growth of business in-force and favorable prospective and retrospective net unlocking. The increase for the nine months ended September 30, 2007 is driven primarily by the merger with Jefferson-Pilot. Excluding the increased operating results from the merger, income from operations during the nine months ended September 30, 2007 increased over the same period in 2006 due to higher insurance fees, favorable investment results, growth of business in-force and favorable prospective and retrospective net unlocking, partially offset by the impact of adjustments during the second quarter of 2007 resulting from correcting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies.

In the third quarter of each year, we complete our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DFEL and reserves for life insurance products with certain guarantees. As part of our annual review we also make corrections and modifications to our amortization models. The net effect of our annual review resulted in a $5 million, after-tax, increase ($13 million increase from assumption changes net of $8 million decrease from model changes) to income from operations for the three and nine months ended September 30, 2007 and a $20 million, after-tax, decrease ($18 million decrease from assumption changes and a $2 million decrease from model changes) for the corresponding periods in 2006. See “Revenues” and “Benefits and Expenses” below for further discussion.

Revenues

Revenues for the three and nine months ended September 30, 2007 increased $95 million, or 11%, and $622 million, or 27%, compared to the same periods in 2006. The increase for the three months ended September 30, 2007 is primarily the result of a $74 million increase in insurance fees due to higher favorable DFEL unlocking, growth in cost-of-insurance charges, and a $30 million increase in net investment income attributable to continued growth of business in-force and less unfavorable investment income from alternative investments. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. Insurance fees for the third quarter of 2007 increased 19%, compared to growth in account values of 8%. The increase for the nine months ended September 30, 2007 is primarily due to the inclusion of results from the Jefferson-Pilot companies beginning in April 2006 in addition to the same drivers mentioned above for the three months ended September 30, 2007 and favorable investment income from alternative investments, partially offset by a $41 million reduction in insurance fees, net of DFEL amortization, related to the impact of the correction to account values and modification of the accounting during the second quarter of 2007 noted above. Insurance fees for the nine months ended September 30, 2007 were reduced by $5 million ($2 million, after-DAC, after-tax) primarily related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. Retrospective DFEL unlocking negatively impacted insurance fees for the nine months ended September 30, 2007 by $10 million, pre-tax ($7 million, after-tax), primarily due to favorable mortality and favorable persistency. See below for discussion surrounding the impact of our prospective unlocking adjustments on insurance fees as a result of our annual comprehensive review. Excluding the effects of the merger and the impact of the correction to account values and modification of the accounting noted above, growth in mortality and expense assessments for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily related to higher sales and increased business in-force due to new sales and favorable persistency. The improved persistency results should positively affect future revenues.

The net effect of our annual comprehensive review of DFEL resulted in a $27 million increase ($26 million increase from model changes and $1 million increase from assumption changes) to insurance fees for the three and nine months ended September 30, 2007 and a $1 million decrease ($2 million decrease from assumption changes net of $1 million increase from model changes) for the corresponding periods in 2006. The 2007 model changes were primarily related to account values in model projections for certain of our life insurance policies.

During the three and nine months ended September 30, 2007, compared to the same periods in 2006, life insurance in-force grew 4% as a result of new sales, favorable persistency and due to the merger with Jefferson-Pilot for the nine month comparison. In-force growth should be considered independently with regard to term products versus permanent products, as term products have a lower profitability in relation to face amount compared to permanent products. Insurance premium revenue relates primarily to whole life and term life insurance products. For the three and nine months ended September 30, 2007, insurance premiums for term insurance increased 1% and 19% compared to the same periods in 2006, while insurance premiums for whole life decreased 8% and increased 8% compared to the same period in 2006. Excluding the impact of the Jefferson-Pilot companies, insurance premiums for term insurance increased 7% for the nine months ended September 30, 2007 compared to the same periods in 2006, while insurance premiums for whole life decreased 7%. For term insurance, gross premiums declined 4% for the three months ended September 30, 2007 from a decline in the term insurance book of business and grew 1% for the nine months ended September 30, 2007.

Sales in the table above and as discussed below are reported as follows:

•	UL, VUL, MoneyGuard® – 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target.

•	Whole Life and Term – 100% of first year paid premiums.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are an indicator of future profitability. Total sales for the three and nine months ended September 30, 2007 compared to the same periods in 2006, increased $28 million and $210 million. The increase for the three months ended September 30, 2007 is primarily the result of strong performance by our wholesaler, Lincoln Financial Distributors, and retailer, Lincoln Financial Network, as well as by third party retail channels. The increase for the nine months ended September 30, 2007 is primarily a result of the merger and strong performance by our distributors. We believe that our sales of universal life products include sales with investor-owned life insurance characteristics. We have implemented procedures to identify sales believed to be associated with this type of business in order to prevent investor-owned life insurance policies from being issued. However, accurate identification of these policies can be difficult, and we continue to modify our screening procedures. We expect no significant impact to our profitability; however; returns on universal life business sold as part of investor-owned designs are believed to be lower than traditional estate planning universal life sales, due in part to zero-expected lapses.

UL and VUL products with secondary guarantees represented approximately 30% of permanent life insurance in-force at September 30, 2007 and approximately 73% and 70% of sales for these products during the three and nine months ended September 30, 2007. Actuarial Guideline 38 (“AXXX”) imposes additional reserve requirements for these products - See “Review of Consolidated Financial Condition – Sources of Liquidity and Cash Flow – Financing Activities” for further information on the manner in which we reinsure our AXXX reserves.

Net investment income increased $30 million, or 7%, and $322 million, or 30%, in the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase for the three months ended September 30, 2007 is primarily the result of growth in investment income due to in-force growth of 4% and less unfavorable results in investment income from alternative investments of $8 million. Net investment income for the three months and nine months ended September 30 included (pre-DAC and pre-tax) $5 million and $24 million in 2007 and $8 million and $19 million in 2006 related to commercial mortgage loan prepayment and bond makewhole premiums. The third quarter of 2006 was affected by a loss on an alternative investment of $14 million ($8 million, after-tax, after-DAC), which lowered the interest rate margins by 22 and 5 basis points for the three and nine months ended September 30, 2006. Also contributing to the nine months ended increase in net investment income was a $4 million reduction ($1 million, after-DAC, after-tax) attributable to internal default charges in the second quarter of 2006 before the methodology was changed. See “Other Operations” below for additional information.

The increase in net investment income for the nine months ended September 30, 2007 is primarily driven by the merger with Jefferson-Pilot and favorable investment income from alternative investments. Excluding the effects of the merger, growth in investment income for the nine-month period was due to the same drivers mentioned above and higher commercial mortgage loan prepayments and bond makewhole premiums for the three months ended September 30, 2007. At June 30, 2007, we reduced statutory reserves related to our secondary guarantee universal life products by approximately $200 million, which has reduced the amount of net investment income allocated to this segment by $3 million, pre-tax, per quarter. In October 2007, we released capital that had previously supported our universal life products with secondary guarantees as a result of the issuance of $375 million of 6.30% senior notes, which we believe will reduce net investment income by approximately $5 million, pre-tax, per quarter prospectively. For additional information on our 6.30% senior note offering, see “Introduction – Recent Developments.”

The interest rate spread on interest-sensitive products is the difference between the interest to be credited to policyholder accounts and the interest income we earn on the assets supporting the policyholder accounts. We exclude the impact of investment income from statutory surplus investment portfolios and the impact of earnings from affordable housing tax credit securities, which is reflected in our statement of income as a reduction to income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. At September 30, 2007 and 2006, interest-sensitive products represented approximately 82% and 81%, respectively, of total invested assets. Interest rate spreads for interest-sensitive products increased 12 basis points and 36 basis points in the three and nine months ended September 30, 2007 compared to the same periods in 2006. Excluding the effects of commercial mortgage loan prepayment and bond makewhole premiums and internal default charges, interest rate spreads for interest-sensitive products increased 19 basis points and 34 basis points for the three and nine months ended September 30, 2007, compared to the same periods in 2006, primarily driven by investment income from alternative investments as discussed above. An increase in investment income in the third quarter of 2007 was also driven by 9% growth in invested assets. Higher AXXX statutory reserve liabilities on universal life policies with secondary guarantees also contributed to invested asset growth.

For the three and nine months ended September 30, 2007, spreads between new money rates and general account yields have widened. At the end of the third quarter 2007, new money rates exceeded the portfolio rate by roughly 17 basis points. At September 30, 2007, 54% of interest-sensitive account values have crediting rates at contract guaranteed levels, and 36% have crediting rates within 50 basis points of contractual guarantees. We decreased crediting rates 10 basis points effective June 1, 2007 which has increased spreads approximately 5 basis points. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3—Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $255 million and $761 million for the three and nine months ended September 30, 2007 and $247 million and $631 million for the same periods in 2006. The 3% increase in interest credited was driven primarily by growth in universal life account values of 6% for the three months ended September 30, 2007. For the nine months ended September 30, 2007, the increase is primarily attributable to the merger and higher interest credited from growth in universal life account values of 6%, partially offset by a reduction of $14 million ($6 million, after-DAC, after-tax) related to a correction to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007. Refer to the table above for the interest rate credited to policyholders. On June 1, 2007, we implemented a ten basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees.

Insurance benefits also includes changes to the SOP 03-1 benefit reserve for our products with secondary guarantees. The reserve increased for the three and nine months ended September 30, 2007 by $19 million and $37 million, pre-DAC, pre-tax. As a result of the correction to account values and modification of the accounting adjustments in the second quarter of 2007, we expect to increase reserves by $3 million per quarter. Insurance benefits in 2006 includes an increase to the SOP 03-1 benefit reserve that resulted from updating long-term assumptions, primarily investment interest rates. The change in assumptions was estimated to result in an increase in reserves in future quarters of approximately $2 million ($1 million, after-tax).

Underwriting, acquisition, insurance and other expenses increased $11 million and $88 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily due to changes in DAC and VOBA amortization. DAC and VOBA amortization increased $28 million and $76 million for the three months and nine month periods ended September 30, 2007 compared to 2006. The increase in DAC and VOBA amortization for the three months ended September 30, 2007 is primarily due to growth in business in-force, as the impact of favorable prospective unlocking more than offset the impact of retrospective unlocking. Favorable retrospective DAC and VOBA unlocking for the three and nine months ended September 30, 2007 were $16 million ($10 million, after-tax) and $49 million ($32 million, after-tax) primarily due to favorable investment, mortality, and persistency results. The increase for the nine months ended September 30, 2007 is driven primarily by the merger, partially offset by the favorable DAC and VOBA unlocking and the impact of the adjustments discussed above. DAC and VOBA amortization for the nine months ended September 30, 2007 is increased by $10 million ($6 million, after-tax) related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

The net effect of our annual comprehensive review of DAC and VOBA resulted in a $20 million increase ($36 million increase from model changes net of $16 million decrease from assumption changes) to underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007 and a $13 million increase ($11 million increase from assumption changes and $2 million increase from model changes) for the corresponding periods in 2006. The 2006 assumption changes were primarily related to the impact of the increased reserves related to the sale of life insurance products sold with secondary guarantees, partially offset by the improved mortality and expense assumptions.

The net effect of our annual comprehensive review for the liabilities for life insurance products sold with secondary guarantees resulted in a $15 increase to insurance benefits related to assumption changes for the three and nine months ended September 30, 2006. These changes were the result of updating long-term assumptions, primarily related to investment interest rates. The 2007 review also resulted in an increase in the on-going amortization expense of approximately $4 million per quarter starting in the third quarter of 2007.

RESULTS OF EMPLOYER MARKETS

The Employer Markets business provides its products through two segments, Retirement Products and Group Protection. The Retirement Products segment operates through two lines of business – Defined Contribution, which provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces; and Executive Benefits, which provides corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) and contains an Institutional Pension business. The Group Protection segment of Employer Markets offers group life, disability, and dental insurance to employers. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

Employer Markets – Retirement Products

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$1	$—	NM	$1	$1	0%
Insurance fees	79	68	16%	235	202	16%
Net investment income	271	276	-2%	828	784	6%
Other revenues and fees	6	5	20%	18	19	-5%

Total operating revenues	357	349	2%	1,082	1,006	8%

Operating Expenses
Insurance benefits	191	178	7%	562	494	14%
Underwriting, acquisition, insurance and other expenses	97	87	11%	273	241	13%

Total operating expenses	288	265	9%	835	735	14%

Income from operations before taxes	69	84	-18%	247	271	-9%
Federal income taxes	17	19	-11%	70	76	-8%

Income from operations	$52	$65	-20%	$177	$195	-9%

Retirement Products – Defined Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance fees	$65	$56	16%	$192	$170	13%
Net investment income	173	185	-6%	536	558	-4%
Other revenues and fees	5	4	25%	14	15	-7%

Total operating revenues	243	245	-1%	742	743	0%

Operating Expenses
Insurance benefits	104	103	1%	314	306	3%
Underwriting, acquisition, insurance and other expenses	85	75	13%	237	217	9%

Total operating expenses	189	178	6%	551	523	5%

Income from operations before taxes	54	67	-19%	191	220	-13%
Federal income taxes	13	15	-13%	53	61	-13%

Income from operations	$41	$52	-21%	$138	$159	-13%

	September 30,
(in millions)	2007	2006	Change
Account Values
Variable annuities	$18,580	$16,530	12%
Fixed annuities	10,891	11,061	-2%

Total annuities	29,471	27,591	7%

Alliance mutual funds	7,165	4,636	55%

Total annuities and Alliance	$36,636	$32,227	14%

Fixed portion of variable annuity	$5,948	$6,303	-6%

	Three Months Ended September 30,			Nine Months Ended September 30,
Net Flows (in millions)	2007	2006	Change	2007	2006	Change
Variable portion of variable annuity deposits	$564	$583	-3%	$1,795	$1,966	-9%
Variable portion of variable annuity withdrawals	(810)	(565)	-43%	(2,370)	(1,888)	-26%

Variable portion of variable annuity net flows	(246)	18	NM	(575)	78	NM

Fixed portion of variable annuity deposits	84	111	-24%	272	350	-22%
Fixed portion of variable annuity withdrawals	(235)	(265)	11%	(704)	(716)	2%

Fixed portion of variable annuity net flows	(151)	(154)	2%	(432)	(366)	-18%

Total variable annuity deposits	648	694	-7%	2,067	2,316	-11%
Total variable annuity withdrawals	(1,045)	(830)	-26%	(3,074)	(2,604)	-18%

Total variable annuity net flows	(397)	(136)	NM	(1,007)	(288)	NM

Fixed annuity deposits	221	157	41%	565	413	37%
Fixed annuity withdrawals	(215)	(162)	-33%	(520)	(383)	-36%

Fixed annuity net flows	6	(5)	220%	45	30	50%

Total annuity deposits	869	851	2%	2,632	2,729	-4%
Total annuity withdrawals	(1,260)	(992)	-27%	(3,594)	(2,987)	-20%

Total annuity net flows	(391)	(141)	NM	(962)	(258)	NM

Alliance mutual fund deposits	656	235	179%	1,653	757	118%
Alliance mutual fund withdrawals	(132)	(57)	NM	(263)	(168)	-57%

Total alliance mutual fund net flows	524	178	194%	1,390	589	136%

Total annuity and Alliance deposits	1,525	1,086	40%	4,285	3,486	23%
Total annuity and Alliance withdrawals	(1,392)	(1,049)	-33%	(3,857)	(3,155)	-22%

Total annuity and Alliance net flows	$133	$37	259%	$428	$331	29%

Annuities incremental deposits	$775	$829	-7%	$2,492	$2,672	-7%
Alliance mutual fund incremental deposits	656	235	179%	1,653	757	118%

Total annuities and Alliance incremental deposits (1)	$1,431	$1,064	34%	$4,145	$3,429	21%

Average daily variable account values	$18,162	$16,116	13%	$18,043	$16,187	11%

(1)	Incremental deposits represent gross deposits reduced by transfers from other segment products.

	Three Months Ended September 30,		Basis Points	Nine Months Ended September 30,		Basis Points
Interest Rate Spread	2007	2006	Change	2007	2006	Change
Net investment income yield on reserves, excluding below items	6.04%	6.13%	(9)	6.04%	6.15%	(11)
Earnings from alternative investments, such as limited partnerships	-0.11%	0.05%	(16)	0.02%	0.07%	(5)
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.23%	(16)	0.06%	0.16%	(10)

Reported net investment income yield	6.00%	6.41%	(41)	6.12%	6.38%	(26)

Interest rate credited to policyholders	3.84%	3.73%	11	3.82%	3.71%	11

Interest rate spread	2.16%	2.68%	(52)	2.30%	2.67%	(37)

Average fixed annuity account values (in millions)	$10,905	$11,042		$10,944	$11,022

Comparison of Three and Nine Months Ended September 30, 2007 to 2006

Income from operations for the Defined Contribution line of business within the Retirement Products segment decreased $11 million, or 21%, and $21 million, or 13%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease is primarily due to a reduction in net investment income, an increase in interest credited to contractholder funds, an increase in expenses from strategic initiatives, and a favorable tax adjustment during the third quarter of 2006 related to the separate account DRD from the filing of the 2005 tax return, partially offset by higher insurance fees on higher average variable account values.

Revenues

Insurance fees increased 16% and 13% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in insurance fees for both periods is primarily related to increases in average daily variable annuity account values, which increased 13% and 11% during the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in account values reflects positive net flows and positive net equity market returns between periods. Excluding the impact of dividends, the S&P 500 Index® at September 30, 2007 was 14.3% higher than at September 30, 2006 and the average daily S&P 500 Index® was 15.7% and 14.5% higher than the same periods in 2006. See below for discussion surrounding the impact of our prospective unlocking adjustments on insurance fees as a result of our annual comprehensive review.

New deposits are an important component of our effort to grow the Defined Contribution business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. Deposits increased 40% and 23% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in new deposits for the three and nine months ended September 30, 2007 is primarily due to growth in the Alliance program.

Defined Contribution serves the mid-large case 401(k) and 403(b) markets with our Alliance program. Deposits for this program (including Alliance program fixed annuity deposits of $205 million and $508 million) were $861 million and $2.2 billion for the three and nine months ended September 30, 2007, an increase of 150% and 99% from the same periods in 2006. The Alliance program bundles our fixed annuity products with mutual funds, along with record keeping and employee education components. We earn fees for the services that we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the assets or liabilities reported in our Consolidated Balance Sheets.

The distribution model for the small case 401(k) market is focused on driving growth through financial intermediaries. The two primary products we sell into this market are Director and Lincoln American Legacy Retirement (“LALR”). As part of the strategic redesign of this model, in October 2006, we terminated a relationship with a third-party wholesaler and committed resources to developing our own wholesale sales force. Sales of our 401(k) Director product decreased 8% and 16% for the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to the termination of the third-party wholesaler. We expect that in the long-term the benefits associated with our investment in a new wholesaling force will outweigh any short-term consequences of terminating our third-party wholesaling relationship.

The other component of net flows relates to the retention of our business as demonstrated by our lapse rates. The overall lapse rate for our Defined Contribution annuity products was 16% and 15% for the three and nine months ended September 30, 2007, compared to 13% for the same periods in 2006. The main driver of lapses is our oldest block of annuity business. As of September 30, 2007, account values for this block totaled $18.5 billion and net flows for the three months and nine months ended were $(354) million and $(1.1) billion, respectively. The return on assets, calculated as income divided by average assets under management, for this older block is more than 2 times that of new deposits. Therefore, a substantial increase in new deposit production will be necessary to maintain earnings at current levels.

Net investment income decreased 6% and 4% for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The decrease in net investment income is partially related to a net decrease in average fixed account values. The decrease also reflects $1 million and $4 million from commercial mortgage loan prepayment and bond makewhole premiums for the three and nine months ended September 30, 2007 compared to $4 million and $11 million for the same periods in 2006.

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

Benefits and Expenses

Interest credited to policyholders is included in insurance benefits and increased 1% and 2% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increases are a result of the increase in crediting rates discussed above.

Underwriting, acquisition, insurance and other expenses increased $10 million, or 13%, and $20 million, or 9%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase for the three and nine months ended September 30, 2007 was primarily the result of higher incentive compensation expense, increases in salary and related expenses as we increase our sales force due to growth in business and an increase in DAC/VOBA amortization due to negative retrospective unlocking. DAC and VOBA amortization increased $12 million and $14 million for the three and nine months ended September 30, 2007 compared to 2006. These increases were primarily the result of less favorable DAC and VOBA adjustments as discussed below. Also contributing to the increase in expenses was the impact of increased sales of our Alliance mutual fund product and decrease in sales of our annuities products. Distribution expenses of mutual fund products are not deferrable and amortized like similar costs for insurance products. As a result, the segment’s non-deferrable expenses are increasing as sales of the Alliance mutual fund product increase. See below for discussion surrounding the impact of our prospective unlocking adjustments on underwriting, acquisition, insurance and other expenses as a result of our annual comprehensive review.

The net effect of our annual comprehensive review of DAC and VOBA resulted in a $3 million increase, related to assumption changes, to underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007 and a $7 million decrease, related to assumption changes, for the corresponding periods in 2006. The 2007 assumption changes primarily reflect higher lapse rates and separate account fees partially offset by lower expenses. The 2006 assumption changes primarily reflect a lower long-term interest rate assumption and favorable margins, partially offset by lower persistency assumptions. The comprehensive review during the third quarter of 2007 is not expected to significantly affect on-going amortization expense.

A portion of the variable annuity contracts in the segment contain GMDB’s in the form of a Return of Premium (“ROP”) GMDB feature, which guarantees a return of premiums adjusted for any withdrawals. At September 30, 2007, approximately $15 billion, or 60%, of variable annuity contract account values contained an ROP death benefit feature and the net amount at risk related to these contracts was $9 million. The remaining variable annuity contract account values, including the 401(k) Director product, contain no GMDB feature.

Retirement Products – Executive Benefits

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$1	$—	NM	$1	$1	0%
Insurance fees	14	12	17%	43	32	34%
Net investment income	98	91	8%	292	226	29%
Other revenues and fees	1	1	0%	4	4	0%

Total operating revenues	114	104	10%	340	263	29%

Operating Expenses
Insurance benefits	87	75	16%	248	188	32%
Underwriting, acquisition, insurance and other expenses	12	12	0%	36	24	50%

Total operating expenses	99	87	14%	284	212	34%

Income from operations before taxes	15	17	-12%	56	51	10%
Federal income taxes	4	4	0%	17	15	13%

Income from operations	$11	$13	-15%	$39	$36	8%

	Three Months Ended September 30,			Nine Months Ended September 30,
Operational Data (in millions)	2007	2006	Change	2007	2006	Change
COLI/BOLI - Sales	$18	$16	13%	$52	$50	4%

COLI/BOLI - Account Value Roll Forward
Balance beginning-of-period	$4,353	$4,228	3%	$4,305	$1,318	227%
Business acquired	—	—	NM	—	2,795	-100%
Deposits	52	58	-10%	196	182	8%
Withdrawals and deaths	(57)	(69)	17%	(250)	(118)	NM

Net flows	(5)	(11)	55%	(54)	64	NM
Policyholder assessments	(17)	(16)	-6%	(51)	(42)	-21%
Interest credited and change in market value	60	51	18%	191	117	63%

Balance end-of-period	$4,391	$4,252	3%	$4,391	$4,252	3%

	As of September 30,
	2007	2006	Change
COLI/BOLI In-Force	$14,900	$15,342	-3%

Institutional Pensions - Account Value	$2,720	$2,711	0%

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Income from operations for Executive Benefits business decreased $2 million and increased $3 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease for the three months ended September 30, 2007 is primarily related to lower investment income, higher death benefits in COLI/BOLI discussed further below, and declines in COLI/BOLI in-force. For the nine months ended September 30, 2007, the increase primarily reflects the April 2006 merger with Jefferson-Pilot.

In the third quarter of each year, we complete our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. The combined effect of these prospective assumption adjustments resulted in a $1 million, after-tax, decrease to income from operations for the three and nine months ended September 30, 2007 and the corresponding periods in 2006, as discussed further below in “Revenues” and “Benefits and Expenses”.

Revenues

Insurance fees for this business increased 17% and 34% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in insurance fees for the three months ended September 30, 2007 is primarily related to higher variable fees resulting from a customer transferring $55 million of fixed account value to variable account value in the second quarter of 2007. This had an offsetting impact on fixed investment income and interest credited as discussed below. The increase in insurance fees for the nine months ended September 30, 2007 primarily reflects the addition of the Jefferson-Pilot BOLI business. There was no significant impact to insurance fees as a result of our annual comprehensive review of assumptions for DFEL in either 2007 or 2006.

Included in the BOLI acquired with the Jefferson-Pilot companies are life insurance products sold to community banks, which accounted for $1.8 billion in policyholder fund balances. At September 30, 2007, VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $117 million. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in-force.

Consistent with the way we report UL sales, we report COLI/BOLI sales as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. On this basis, sales for the three and nine months ended September 30, 2007 increased 13% and essentially remained flat compared to the same periods in 2006. Sales in this business tend to be of large case nature and can fluctuate significantly from quarter to quarter. The recent introduction of new products in the market place should help sales momentum continue to improve throughout the remainder of 2007.

Net investment income increased $7 million, or 8%, and $66 million, or 29%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in net investment income for the three months ended September 30, 2007 is primarily related to $14 million of net investment income related to three secured limited recourse notes issued in December 2006 and April 2007. For additional details on the secured limited recourse notes see “Consolidated Investments – Credit-Linked Notes” below and Note 6 to the Financial Statements. Partially offsetting this increase was the unfavorable impact of a customer transferring $55 million of fixed account value to variable account value in the second quarter of 2007, which reduced the interest margin. In addition, three months ended September 30, 2006 investment results included $2 million, pre-tax ($1 million, after-tax) in prepayment fee income that did not recur in three months ended September, 2007. The increase in net investment income for the nine months ended September 30, 2007 was driven principally by the Jefferson-Pilot merger in addition to the current quarter increases discussed above.

Benefits and Expenses

Insurance benefits, which includes interest credited to policyholders, increased $12 million, or 16%, and $60 million, or 32%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in insurance benefits for the three months ended September 30, 2007 is primarily related to the $12 million increase in interest credited on the three secured limited recourse notes mentioned above and a $2 million increase in COLI/BOLI death benefits slightly offset by a decrease in interest credited in the COLI/BOLI business resulting from declining variable account value and a $1 million decrease in Institutional Pension death benefits. The increase for the nine months ended September 30, 2007 is primarily due to interest credited to Jefferson-Pilot policyholders and the impact of the 25 basis point increase in crediting rates discussed further below. On July 1, 2006, we implemented a 25 basis point increase in crediting rates on our BOLI business. Excluding the increase from Jefferson-Pilot companies, insurance benefits for the nine months ended September 30, 2007 were essentially level with the same period in 2006, as increased interest credited on the secured limited recourse notes was offset by a recovery on a reinsurance agreement.

Underwriting, acquisition, insurance and other expenses were flat for the three months ended September 30, 2006 and increased $12 million, or 50%, for the nine months ended September 30, 2007 compared to the same periods in 2006. Expenses for the three months ended September 30, 2007 and 2006 are flat due to equal amounts of prospective unlocking of DAC and VOBA, as discussed below, as well as level general and administrative expenses for both time periods. The increase for the nine months ended September 30, 2007 was primarily the result of the merger with Jefferson-Pilot, and also reflects an unfavorable retrospective unlocking in the first quarter of 2007, resulting from surrender activity, a change in expense allocation methodology put into effect in the third quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger, and $2 million of unfavorable retrospective unlocking resulting from a customer transferring $55 million of fixed account value to variable account value. The change in methodology did not affect consolidated expenses. The surrender activity in the first quarter of 2007 occurred for a variety of reasons and there are no systemic issues such as service or product competitiveness. Second and third quarter 2007 surrender activity returned to an expected level. See below for discussion surrounding the impact of our prospective unlocking adjustments on underwriting, acquisition, insurance and other expenses as a result of our annual comprehensive review.

As a result of our annual comprehensive review, underwriting, acquisition, insurance and other expenses were increased by $1 million for both the three and nine months ended September 30, 2007 and 2006 for the unlocking of DAC and VOBA related to assumption changes. The 2007 adjustments were the result of unfavorable changes in the case lapse assumption slightly offset by more favorable assumptions regarding interest margin. The 2006 adjustments were due to net unfavorable prospective unlocking of DAC and VOBA resulting from review of assumptions concerning interest margin.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$337	$304	11%	$1,029	$633	63%
Net investment income	30	27	11%	86	52	65%
Other revenues and fees	1	1	0%	4	2	100%

Total operating revenues	368	332	11%	1,119	687	63%

Operating Expenses
Insurance benefits	236	213	11%	748	439	70%
Underwriting, acquisition, insurance and other expenses	81	75	8%	240	147	63%

Total operating expenses	317	288	10%	988	586	69%

Income from operations before taxes	51	44	16%	131	101	30%
Federal income taxes	18	15	20%	46	35	31%

Income from operations	$33	$29	14%	$85	$66	29%

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
Product Line Data (in millions)	Income from Operations	Earned Premiums	Loss Ratios	Income from Operations	Earned Premiums	Loss Ratios
Life	$11	$124	71.2%	$30	$367	73.3%
Disability	19	151	65.0%	50	446	66.9%
Dental	1	34	74.9%	1	101	77.8%

Total non-medical	31	309	68.6%	81	914	70.7%

Medical	2	28		4	115

Total	$33	$337		$85	$1,029

Expense ratios:
General and administrative expenses to earned premiums	11.2%			10.5%

Total expenses to earned premiums	24.2%			23.3%

Sales - annualized premium life, disability and dental combined	$61			$183

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
Product Line Data (in millions)	Income from Operations	Earned Premiums	Loss Ratios	Income from Operations	Earned Premiums	Loss Ratios
Life	$10	$110	72.3%	$23	$222	70.1%
Disability	16	135	64.5%	37	268	61.9%
Dental	2	31	71.7%	4	63	73.9%

Total non-medical	28	276	68.4%	64	553	66.6%

Medical	1	28		2	80

Total	$29	$304		$66	$633

Expense ratios:
General and administrative expenses to earned premiums	11.7%			10.6%

Total expenses to earned premiums	24.5%			23.2%

Sales - annualized premium life, disability and dental combined	$50			$96

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Income from operations increased $4 million, or 14%, and increased $19 million, or 29%, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase for the three month period is primarily due to normal organic growth in our non-medical business.

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

The adoption of SOP 05-1 resulted in a cumulative effect reduction of $38 million in the segment’s DAC and VOBA balances. The adoption of SOP 05-1 also increased DAC and VOBA net amortization, after-tax, by $1 million and $5 million for the three and nine months ended September 30, 2007. The total expected, after-tax, impact to DAC and VOBA net amortization for the remainder of 2007 is $2 million.

For additional information about the impact of SOP 05-1, refer to Note 2 of our consolidated financial statements.

Revenues

Insurance premiums increased $33 million, or 11%, and $80 million, or 9%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006 including the activity reported by Jefferson-Pilot prior to the merger. The increase in insurance premiums for the three and nine months ended September 30, 2007 primarily reflects growth in our non-medical business.

Net investment income increased $3 million, or 11%, and $8 million, or 10% for the three and nine months ended September 30, 2007 compared to the same periods in 2006 including the activity reported by Jefferson-Pilot prior to the merger. The increase in net investment income for the three and nine months ended September 30, 2007 is flat as a percentage of premiums and yields on investments have remained constant.

Sales increased for the three and nine months ended September 30, 2007 compared to the same periods in 2006 including the activity reported by Jefferson-Pilot prior to the merger. Sales showed continued growth in the core under 200 lives segment, which were up 14.7% over the first nine months of the prior year. Sales in the voluntary lines were up 55% and 41% for the third quarter and first nine months of 2007 compared to the same periods in 2006. Partially offsetting this growth is the decrease in the sales of large cases, which are down 20% for the nine month period and reflective of a very competitive market.

Benefits and Expenses

Insurance benefits reflect a total non-medical loss ratio of 68.6% and 70.7% for the third quarter and first nine months of 2007, reflecting loss ratios below and in the low end of our expected range of 71% to 74%. The discount rate used to calculate reserves for newly incurred long-term disability and life waiver claims is 5.27%. Underwriting, acquisition, insurance and other expenses increased $6 million, or 8%, and $17 million, or 7% for the three and nine months ended September 30, 2007 compared to the same periods in 2006 including the activity reported by Jefferson-Pilot prior to the merger. The increase in underwriting, acquisition, insurance and other expenses for the three months ended September 30, 2007 are in line with the increase in premiums. The increase in underwriting, acquisition, insurance and other expenses for the nine months ended September 30, 2007 primarily reflects higher incentive compensation expense, commissions and administrative fees, partially offset by lower VOBA amortization as a result of implementation of SOP 05-1. Additionally the nine-month period was also affected by purchase accounting relative to DAC amortization recorded by Jefferson-Pilot for the first quarter in 2006.

RESULTS OF INVESTMENT MANAGEMENT

The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Investment advisory fees - external	$92	$82	12%	$272	$242	12%
Investment advisory fees - insurance-related	20	24	-17%	67	72	-7%
Other revenues and fees	38	34	12%	112	101	11%

Total operating revenues	150	140	7%	451	415	9%

Operating Expenses
Operating and administrative expenses	116	120	-3%	374	353	6%

Total operating expenses	116	120	-3%	374	353	6%

Income from operations before taxes	34	20	70%	77	62	24%
Federal income taxes	12	7	71%	28	21	33%

Income from operations	$22	$13	69%	$49	$41	20%

Margin Data
Pre-tax operating margin	22.7%	14.3%		17.2%	14.9%

Assets Under Management at September 30, (in millions)	2007	2006	Change
Retail-equity	$38,166	$36,954	3%
Retail-fixed	13,014	10,521	24%

Total retail	51,180	47,475	8%

Institutional-equity	23,699	22,649	5%
Institutional-fixed	24,837	19,387	28%

Total institutional	48,536	42,036	15%

Insurance-related assets	67,324	67,410	0%

Total assets under management	$167,040	$156,921	6%

Total Sub-Advised Assets, Included in Above Amounts
Retail	$16,380	$16,421	0%
Institutional	4,734	4,561	4%

Total sub-advised assets at the end of the period	$21,114	$20,982	1%

	Three Months Ended September 30,			Nine Months Ended September 30,
Net flows (in millions)	2007	2006	Change	2007	2006	Change
Retail
Equity
Sales	$1,344	$1,516	-11%	$5,361	$6,834	-22%
Redemptions and transfers	(2,112)	(1,999)	-6%	(7,071)	(6,019)	-17%

Net flows-equity	(768)	(483)	-59%	(1,710)	815	NM

Fixed income
Sales	1,467	981	50%	4,326	2,965	46%
Redemptions and transfers	(1,033)	(798)	-29%	(2,994)	(2,453)	-22%

Net flows-fixed income	434	183	137%	1,332	512	160%

Total retail
Sales	2,811	2,497	13%	9,687	9,799	-1%
Redemptions and transfers	(3,145)	(2,797)	-12%	(10,065)	(8,472)	-19%

Net flows-total retail	(334)	(300)	-11%	(378)	1,327	NM

Institutional
Equity
Inflows	701	1,274	-45%	2,935	4,367	-33%
Withdrawals and transfers	(1,202)	(843)	-43%	(5,229)	(3,186)	-64%

Net flows-equity	(501)	431	NM	(2,294)	1,181	NM

Fixed income
Inflows	2,233	1,133	97%	5,308	5,847	-9%
Withdrawals and transfers	(1,307)	(518)	NM	(3,058)	(1,704)	-79%

Net flows-fixed income	926	615	51%	2,250	4,143	-46%

Total institutional
Inflows	2,934	2,407	22%	8,243	10,214	-19%
Withdrawals and transfers	(2,509)	(1,361)	-84%	(8,287)	(4,890)	-69%

Net flows-total institutional	425	1,046	-59%	(44)	5,324	NM

Combined Retail and Institutional
Sales/inflows	5,745	4,904	17%	17,930	20,013	-10%
Redemptions, withdrawals and transfers	(5,654)	(4,158)	-36%	(18,352)	(13,362)	-37%

Net flows-combined retail and institutional	$91	$746	-88%	$(422)	$6,651	NM

Note:	Sales/inflows include transfer in kind purchases, contributions and dividend reinvestment. The table above excludes the transfer of $780 million in assets to other operations as well as the transfer of $153 million of 529 Plan Assets to an unaffiliated 529 Plan provider and the net transfer of $3.2 billion in assets to another internal advisor, for the nine months ended September 30, 2007.

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Income from operations for the three and nine months ended September 30, 2007 was $22 million and $49 million, respectively, compared to $13 million and $41 million for the same periods in 2006. The growth in income from operations for the three months ended September 30, 2007 was primarily related to an increase in third-party assets under management and increases in market value gains on assets under management. The growth in income from operations for the nine months ended September 30, 2007 was primarily driven by an increase in third-party assets under management, including general account assets acquired through the merger with Jefferson-Pilot and an increase in market value gains on assets under management, partially offset by the negative impact of the non-recurring items detailed below. The segment’s pre-tax operating margin for the three and nine months ended September 30, 2007 was approximately 23% and 17% compared to approximately 14% and 15% for the same periods in 2006. Pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenue.

Effective May 1, 2007, the investment advisory role for the Lincoln Variable Insurance Trust, a product within our Employer Markets business, transitioned from Investment Management to another internal advisor. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management will continue to manage certain of the assets as a sub-advisor. As a result of this change, the Investment Management assets under management decreased by $3.2 billion, with a corresponding reduction in Investment advisory fees – insurance-related and associated expenses. The quarterly impact to the segment’s income from operations was not significant. There is no impact to our consolidated assets under management or net income.

Revenues

Investment advisory fees – external include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses. These external fees increased 12% for the three and nine months ended September 30, 2007 compared to the same periods in 2006, as a result of growth in third-party assets under management, as well as changes in product mix. The increased assets were a result of positive equity market returns, which were a factor in both time periods under consideration. The average level of the equity markets was higher for the nine months ended September 30, 2007 compared to the same period in 2006. Excluding the impact of dividends, the S&P 500 Index® at September 30, 2007 was 14.3% higher than at September 30, 2006 and the average daily S&P 500 Index® for the three and nine months ended September 30, 2007 was 15.7% and 14.5% higher than the same periods of 2006.

Investment advisory fees – insurance-related consists of fees for asset management services this segment provides for our general account assets supporting our fixed income products and surplus, including those of the Individual and Employer Markets businesses. In addition, included in the investment advisory fees – insurance-related are fees earned from managing funds included within our variable annuity and life insurance products. These insurance-related fees decreased 17% and 7% for the three and nine months ended September 30, 2007 compared to the same periods in 2006, attributable to a combination of lower fees earned on management of the general account assets, the transfer of management of certain short-term assets to an internal manager as discussed above.

Total assets as of September 30, 2007 were $167 billion, an increase of $2.3 billion from December 31, 2006. The year to date change was largely the net result of: $7 billion of market value gains; a $4 billion reduction due to transfer of assets to another internal manager as well as other operations; a $113 million reduction in general account assets; $422 million of negative net flows; and a $153 million reduction due to the transition of Pennsylvania 529 Plan assets.

Year-to-date net flows were negative $422 million, which is $7.1 billion lower when compared to the same period in 2006. The closing of several products and the variability of institutional sales accounted for this variance, along with the announcement of the fixed income transaction which we believe caused weakness in sales. See “Recent Developments” above for additional information on the fixed income transaction. The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods. While we expect investment performance to remain solid and look for positive net flows in 2007, capacity constraints in certain investment strategies and the previously discussed fixed income transaction may limit sales growth for the remainder of 2007 and into 2008.

Expenses

Operating and administrative expenses decreased 3% for the three months ended and increased 6% for the nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in operating and administrative expenses for the three months ended September 30, 2007 is primarily due to the May 1, 2007 net transfer of $3.2 billion from Investment Management to another internal advisor, partially offset by increases in variable expenses that move with our asset base. The increase in operating and administrative expenses for the nine months ended September 30, 2007 is primarily due to expenses that vary with the levels of assets and revenues but also reflects several non-recurring items taken in the second quarter of 2007 partially offset by the $3.2 billion transition of assets discussed above. The non-recurring expenses included $6 million, pre-tax, in the second quarter of 2007 due to higher accruals for legal expenses for existing cases. In addition, on June 29, 2007, Investment Management issued Delaware Enhanced Global Dividend and Income Fund, a new closed-end fund that combines domestic and international stocks, real estate investment trusts, and debt securities seeking diversification and high current income. Costs associated with the launch of this fund increased expenses $5 million, pre-tax, in the second quarter of 2007.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products. Beginning in 2006 and continuing into 2007, Lincoln UK began participating in our overall RISV initiative and we have now introduced retirement income product solutions into the U.K. marketplace. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended September 30,			Nine Months September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Insurance premiums	$26	$21	24%	$74	$58	28%
Insurance fees	42	33	27%	138	112	23%
Net investment income	21	18	17%	60	53	13%

Total operating revenues	89	72	24%	272	223	22%

Operating Expenses
Insurance benefits	30	25	20%	100	78	28%
Underwriting, acquisition, insurance and other expenses	43	34	26%	121	101	20%

Total operating expenses	73	59	24%	221	179	23%

Income from operations before taxes	16	13	23%	51	44	16%
Federal income taxes	6	5	20%	18	15	20%

Income from operations	$10	$8	25%	$33	$29	14%

September 30, (in millions, except exchange rate)	2007	2006	Change
Unit-linked assets	$9,192	$8,118	13%
Individual life insurance in-force	19,757	18,464	7%
Exchange rate ratio-U.S. dollars to pounds sterling:
Average for the year-to-date period	1.993	1.820	10%
End-of-period	2.046	1.872	9%

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Income from operation for this segment increased $2 million, or 25%, and $4 million, or 14%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. For the three and nine months ended September 30, 2007, the average exchange rate for the U.S. dollar relative to the British pound sterling increased 8% and 10% compared to the same periods in 2006. The primary drivers of the increase in income from operations are the exchange rate, the growth in insurance fees, and the adjustments from our third quarter comprehensive assumption reviews partially offset by an increase in our mis-selling reserve as discussed below.

In the third quarter of each year, we complete our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. As part of our annual review we also make corrections and modifications to our amortization models. The net effect of our annual review resulted in a $2 million, after-tax, increase ($4 million increase from assumption changes net of $2 million decrease from model changes) to income from operations for the three and nine months ended September 30, 2007 and a $6 million, after-tax, decrease ($5 million decrease from assumption changes and a $1 million decrease from model changes) for the corresponding periods in 2006. See “Revenue” and “Expenses” below for further discussion.

Revenues

Excluding the effect of the exchange rate, insurance premiums increased 15% and 17% for the three and nine months ended September 30, 2007 compared to same periods of 2006, reflecting an increase in the annuitization of vesting pension policies. The receipt of these premiums results in a corresponding increase in insurance benefit expense. Our annualized policy lapse rate for the nine months ended September 30, 2007 was 6.5% compared to 6.7% for the same period in 2006, as measured by the number of policies in-force. Excluding the effects of exchange rates, insurance fees increased 18% and 13% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The growth in insurance fees was primarily due to higher average equity-linked account values resulting from favorable U.K. equity markets. The average values of the FTSE 100 index were 8% and 9% higher in the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in insurance fees was partially offset by the $9 million adjustment for surrender penalties.

The net effect of our annual comprehensive review of DFEL resulted in a $5 million increase ($8 million increase from model changes net of $3 million decrease from assumption changes) to insurance fees for the three and nine months ended September 30, 2007 and a $12 million decrease ($15 million decrease from assumption changes net of $3 million increase from model changes) for the corresponding periods in 2006. The 2007 assumption changes were primarily related to refinements to the methodology regarding the treatment of future expectations regarding investment income and expenses offset by the allowance for improved assured lives mortality experience in the future. The 2006 assumption changes were driven primarily by less favorable retention of pension assets.

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

Expenses

Operating expenses were 24% and 23% higher for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Excluding the effect of the exchange rate, operating expenses were 15% and 13% higher for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Increased expenses for the three months ended September 30, 2007 were primarily driven by an additional provision of $9 million to cover costs associated with the UK selling practice matter discussed below, as well as continued investment in developing strategic initiatives partially offset by the $10 million impact of a correction to the annuitant mortality assumption. Increased expenses for the nine months ended September 30, 2007 reflect an additional provision of $11 million to cover costs associated with the UK selling practice matters, the continued investment in developing strategic initiatives and the increase in reserves due to higher levels of vesting annuity premiums received, partially offset by the $10 million annuitant mortality correction mentioned above.

The net effect of our annual comprehensive review of DAC and VOBA resulted in a $2 million increase ($11 million increase from model changes net of a $9 million decrease from assumption changes) to underwriting, acquisition, insurance and other expenses for the three and nine months ended September 30, 2007 and a $3 million decrease ($7 million decrease from assumption changes net of $4 million increase from model changes) for the corresponding periods in 2006. The 2007 assumption changes were primarily related to refinements to the methodology regarding the treatment of future expectations regarding investment income and expenses offset by the allowance for improved assured lives mortality experience in the future. The 2006 assumption changes were primarily due to favorable lapse rates.

Lincoln UK maintains reserves established in 1997 and 1999 for mis-selling activities. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. We increased our provision by $2 million ($1 million, after-tax) in the first quarter of 2007 due to remedial work that we carried out following the Financial Services Authority (“FSA”) review of our complaints handling process late in 2006. We also increased our provision by $9 million ($6 million, after-tax) in the third quarter of 2007 due to discussion with the Financial Ombudsman Service (FOS) over our policy concerning the time limitation on the filing of mis-selling complaints. Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially effect our consolidated financial position.

RESULTS OF LINCOLN FINANCIAL MEDIA

The Lincoln Financial Media segment consists of 18 radio and 3 television broadcasting stations located in selected markets in the Southeastern and Western United States and also produces and distributes syndicated collegiate basketball and football sports programming. Operations of this segment were acquired in the April 2006 merger with Jefferson-Pilot. Therefore, its results are not included in our consolidated results for the first quarter of 2006. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenue
Communications revenues (net)(1)	$60	$60	0%	$185	$117	58%

Operating Expenses
Operating expenses	39	37	5%	124	75	65%

Income from operations before taxes	21	23	-9%	61	42	45%
Federal income taxes	7	8	-13%	21	15	40%

Income from operations	$14	$15	-7%	$40	$27	48%

(1)

Communications revenues are net of commissions of $8 million and $25 million paid to agencies for the three and nine months ended September 30, 2007 compared to $8 million and $17 million for the same periods in 2006.

Comparison of Three and Nine Months Ended September 30, 2007 to 2006

Communications revenues remained flat for the three months ended September 30, 2007 and increased $68 million, or 58% for nine months ended September 30, 2007 compared to the same periods in 2006. The increase in communications revenues for the nine months ended September 30, 2007 primarily reflects the merger with Jefferson-Pilot as discussed above. Income from operations was $14 million and $40 million for the three and nine months ended September 30, 2007 compared to $15 million and $27 million for the same periods in 2006. The increase in operating income for the nine month period was a result of the merger with Jefferson-Pilot as discussed above. Profitability for Lincoln Financial Media is seasonal and is principally influenced by such factors as retail events, special and sporting events and political advertising.

On June 7, 2007 we announced plans to explore strategic options for Lincoln Financial Media. We are evaluating a range of options including, but not limited to, divestiture strategies. For additional details, see Note 1 of our consolidated financial statements.

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, other corporate investments, benefit plan net assets, and the unamortized deferred gain on the indemnity reinsurance portion of the sales transaction for our former reinsurance segment, which was sold to Swiss Re Life & Health America Inc. (“Swiss Re”) in 2001. Loss from operations for Other Operations includes earnings on invested excess capital and other investments, amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re, interest expense on corporate debt, interest credited on corporate reinsurance and expenses that are corporate in nature such as merger-related expenses, restructuring costs, branding, charitable contributions, certain litigation reserves and other expenses not allocated to our business segments. Other Operations also includes the eliminations of intercompany transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to Individual Markets and Employer Markets. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Summary (in millions)	2007	2006	Change	2007	2006	Change
Operating Revenues
Premiums	$1	$1	0%	$2	$2	0%
Net investment income	46	60	-23%	138	171	-19%
Amortization of deferred gain on indemnity reinsurance	19	19	0%	56	56	0%
Other revenue and fees	(6)	(4)	-50%	(6)	(5)	-20%
Inter-segment elimination of investment advisory fees	(23)	(23)	0%	(67)	(72)	7%

Total operating revenues	37	53	-30%	123	152	-19%

Operating Expenses
Insurance benefits	5	4	25%	18	10	80%
Interest credited to contractholder funds	35	36	-3%	105	107	-2%
Insurance and other expenses	48	(4)	NM	101	27	274%
Interest and debt expense	68	67	1%	202	153	32%
Inter-segment elimination of investment advisory fees	(23)	(23)	0%	(67)	(72)	7%

Total operating expenses	133	80	66%	359	225	60%

Loss from operations before taxes	(96)	(27)	NM	(236)	(73)	NM
Federal income taxes	(37)	(16)	NM	(95)	(35)	NM

Loss from operations	$(59)	$(11)	NM	$(141)	$(38)	NM

Comparison of the Three and Nine Months Ended September 30, 2007 to 2006

Revenues

Operating revenues decreased 30% and 19% for the three and nine months ended September 30, 2007 compared to the same periods in 2006 primarily due to a decline in net investment income, which decreased 23% and 19% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in net investment income for the three and nine months ended September 30, 2007 is primarily due to a decrease in invested assets driven by the combination of share repurchases and dividends paid to shareholders which exceeded the amount of cash generated by the distributable earnings of our insurance entities, net increase in our debt and dividends received by the holding company from our non-insurance entities. Also, the increase in the elimination of interest expense on the inter-segment cash management account decreased net investment income by $5 million ($3 million, after-tax) and $18 million ($12 million, after-tax) for the three and nine months ended September 30, 2007. In addition, contributing to the decline for the nine-month period is $12 million ($8 million, after-tax) for internal default charges recorded in the third quarter of 2006. In the third quarter of 2006, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through intra-segment charge referred to as the internal default charge. This change did not have an effect on consolidated income from operations.

In October 2007, as a result of the issuance of $375 million of 6.30% senior notes, we released capital that had previously supported our Individual Markets – Life Insurance segment, which will increase net investment income in Other Operations until the released capital is redeployed for other purposes. For additional information on the 6.30% senior notes offering, see “Introduction – Recent Developments.”

Operating Expenses

Operating expenses increased 66% and 60% for the three and nine months ended September 30, 2007 compared to the same periods in 2006 and is primarily due to recoveries from insurers related to U.K. mis-selling losses recorded in the third quarter of 2006, the inclusion of higher merger-related expenses, interest expense, expenses related to strategic initiatives such as Retirement Income Security Ventures and a separation benefit related to the retirement of key executives and for the nine month period this was partially offset by a pension curtailment gain.

Interest and debt expense increased 1% and 32% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in interest and debt expense for the nine months ended September 30, 2007 is primarily due to the increase in our debt, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger consideration and the addition of $905 million for the fair value of Jefferson-Pilot corporate debt, which we began to accrue interest for beginning April 3, 2006. Additionally, in the first quarter of 2007, we issued $750 million of corporate debt primarily used for the repurchase of stock. The timing and/or discretionary nature of uses of cash for the repurchase of stock, incentive compensation and the availability of funds from our cash management account may result in changes in external financing and volatility in interest expense. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Insurance and other expenses increased $52 million and $74 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase for the three and nine months ended September 30, 2007 is primarily due to expenses related to the merger with Jefferson-Pilot, totaling $29 million ($19 million, after-tax) and $73 million ($47 million, after-tax) in merger-related integration costs, including restructuring charges, compared to $13 million ($8 million, after-tax) and $30 million ($20 million, after-tax) for the same periods in 2006. The increase in merger-related expenses is primarily due to an increase in system integration work. Also contributing to the increase in insurance and other expenses is $26 million ($17 million, after-tax) of recoveries from insurers related to U.K. mis-selling losses recorded in the third quarter of 2006, a separation benefit of $8 million ($5 million, after-tax) related to the retirement of certain key executives recorded in the third quarter of 2007 and an increase due to new strategic initiatives in 2007.

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

The interest credited to contractholder funds decreased slightly for the three months and nine months ended September 30, 2007 compared to the same period in 2006 primarily due to a reclassification to insurance benefits. The majority of the interest credited to policyholders relates to our reinsurance operations sold to Swiss Re in 2001. A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our financial statements. The interest credited corresponds to investment income earnings on the assets we continue to hold for this business. There is no impact to the income or loss in Other Operations or to our consolidated income.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in millions)	September 30, 2007	December 31, 2006	September 30, 2006
Total consolidated investments (at carrying amount)	$71,548	$71,488	$71,608
Average invested assets at amortized cost (1)	70,223	64,099	61,981

	Three Months Ended September 30,		Nine Months Ended September 30,		Change
(in millions)	2007	2006	2007	2006	Quarter	Year
Net investment income	$1,067	$1,108	$3,326	$2,854	-4%	17%
Investment yield (ratio of net investment income to average invested assets)	6.05%	6.27%	6.32%	6.14%
Items included in net investment income:

Alternative investment income (2)	$—	$(7)	$90	$22	100%	NM
Prepayment and makewhole premiums	11	26	48	51	-58%	-6%
Consent fees	1	5	9	7	-80%	29%
Standby real estate equity commitments	4	1	9	8	300%	13%

(1)

Based on the average of invested asset balances at the beginning and ending of each quarter within the year. The increase is primarily attributable to the $27.9 billion in Jefferson-Pilot investments acquired on April 3, 2006.

(2)	Prior periods have been restated to reflect the current presentation. This restatement does not impact total net investment income.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of September 30, 2007, was as follows:

(in millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$34,676	$34,653	61.7%
2	BBB	18,219	18,257	32.6%
3	BB	2,106	2,117	3.8%
4	B	899	889	1.6%
5	CCC and lower	140	140	0.2%
6	In or near default	23	30	0.1%

		$56,063	$56,086	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 through 6) were $3.2 billion, or 5.7%, and $3.7 billion, or 6.6%, of all fixed maturity securities available-for-sale, as of September 30, 2007 and December 31, 2006, respectively. This represents 4.4% of the total investment portfolio at September 30, 2007 compared to 5.2% at December 31, 2006. On an amortized cost basis, below investment grade securities represented 5.7% of available-for-sale fixed maturity securities at September 30, 2007 compared to 6.5% at December 31, 2006.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as available-for-sale are carried at fair value in our Consolidated Balance Sheets and make up 95% of our fixed maturity and equity securities portfolio. The fair value for all private securities was $7.6 billion at September 30, 2007 compared to $7.1 billion at December 31, 2006, representing approximately 11% and 10% of total invested assets as of September 30, 2007 and December 31, 2006, respectively.

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

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At September 30, 2007, we did not have a significant amount of higher-risk mortgage-backed securities.

Mortgage Loans on Real Estate: The following summarizes key information on mortgage loans:

(in millions)	September 30, 2007	December 31, 2006
Total portfolio (net of reserves)	$7,281	$7,384
Percentage of total investment portfolio	10.2%	10.3%
Percentage of investment by property type:
Commercial office buildings	34.0%	33.6%
Retail stores	23.9%	24.7%
Industrial buildings	24.9%	22.0%
Apartments	10.4%	11.1%
Hotels/motels	4.8%	6.4%
Other	2.0%	2.2%

Impaired mortgage loans	$—	$29
Impaired mortgage loans as a percentage of total mortgage loans	N/A	0.4%
Restructured loans in good standing	$57	$59
Reserve for mortgage loans	—	2

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans as of September 30, 2007. At December 31, 2006, 0.4% of total mortgage loans were impaired. At September 30, 2007 and December 31, 2006, we had none and two commercial mortgage loans that were two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2006 was less than $1 million.

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

The slowing U.S. housing market, increased interest rates and relaxed underwriting standards for some originators of residential mortgage loans and home equity loans have recently led to higher delinquency rates, especially for loans originated in 2006. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms of our securities, largely due to the seniority of the claim on the collateral. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of the securities reflect the seniority of the securities that we own. Our residential mortgage-backed securities had a market value on September 30, 2007 of $9.2 billion and an unrealized loss of $143 million, or 1.6%, which is primarily due to the impact of changes in interest rates.

The table below summarizes the nature of our investments in securities, including both available-for-sale and trading securities, backed by pools of residential mortgages or home equity loans, the credit quality of the underlying loans backing the securities and the year in which the loans backing our securities were originated as of September 30, 2007. The market value of investments backed by subprime loans was $797 million and represented 1.1% of our total investment portfolio as of September 30, 2007. Investments rated A or above represented 95% of the subprime investments and $410 million market value of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent most of the subprime exposure with trading securities being only $20 million or 2.5%.

	Total		Prime		Alt-A		Subprime
Type (in millions)	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
RMBS	$7,953	$8,035	$6,935	$6,986	$1,012	$1,043	$6	$6
ABS	1,214	1,275	—	—	426	441	788	834
CDO	3	3	—	—	—	—	3	3

Total	$9,170	$9,313	$6,935	$6,986	$1,438	$1,484	$797	$843

Rating
AAA	$8,266	$8,334	$6,498	$6,524	$1,115	$1,137	$653	$673
AA	677	720	362	381	259	275	56	64
A	126	140	41	44	39	42	46	54
BBB	80	97	18	20	23	28	39	49
BB and below	21	22	16	17	2	2	3	3

Total	$9,170	$9,313	$6,935	$6,986	$1,438	$1,484	$797	$843

Origination Year
2004 and prior	$4,545	$4,603	$3,715	$3,740	$443	$455	$387	$408
2005	1,524	1,566	940	958	328	339	256	269
2006	1,210	1,244	525	535	531	543	154	166
2007	1,891	1,900	1,755	1,753	136	147	—	—

Total	$9,170	$9,313	$6,935	$6,986	$1,438	$1,484	$797	$843

None of these investments include any direct investments in subprime lenders or mortgages. We have exposure related to investments made by the alternative investments that we own, but we are not aware of material exposure to subprime in those asset-classes.

Alternative Investments: As of September 30, 2007 and December 31, 2006, our consolidated alternative investments, primarily investments in limited partnerships, were $761 million and $590 million, respectively. As of September 30, 2007 and December 31, 2006, these include investments in approximately 99 and 84 different partnerships, respectively that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments in our Consolidated Balance Sheets.

Net Investment Income: Net investment income decreased $41 million, or 4% and increased $472 million, or 17%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The decrease in net investment income for the three month period primarily reflects the $28 million decrease in the mark-to-market on equity indexed options in addition to the $15 million decrease in prepayments and bond makewhole premiums. Excluding commercial mortgage loan prepayment, bond makewhole premiums and fees received from the standby real estate equity commitments financing program, the increase in net investment income for the nine month period primarily reflects higher portfolio yields and higher invested assets due to the April 2006 Jefferson-Pilot merger, which added $27.9 billion in invested assets.

As of September 30, 2007 and December 31, 2006, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $22 million and $40 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed to the reinsurers under the terms of the reinsurance arrangements.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $36 million and $18 million for the three and nine months ended September 30, 2007 compared to $6 million and $20 million for the same periods in 2006. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax realized gains (losses) were $(23) million and $18 million for the three and nine months ended September 30, 2007 compared to $1 million and $20 million for the same periods in 2006.

The gross realized gains on fixed maturity and equity securities were $27 million and $115 million for the three and nine months ended September 30, 2007 compared to $52 million and $96 million for the same periods in 2006. Gross realized losses on fixed maturity and equity securities were $44 million and $97 million for the three and nine months ended September 30, 2007 compared to $47 million and $80 million for the same periods in 2006. Included in losses for fixed maturities and equity securities are write-downs for impairments of $34 million and $68 million for the three and nine months ended September 30, 2007, compared to $39 million and $43 million for the same periods in 2006. The write-down for impairments includes both credit-related and interest-rate related impairments.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other-than-temporary, see “Critical Accounting Policies – Write-Downs for Other-Than-Temporary Impairments and Allowance for Losses” in our 2006 Form 10-K.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities is at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. At September 30, 2007 and December 31, 2006, gross unrealized gains on securities available-for-sale were $1.0 billion and $1.3 billion, respectively, and gross unrealized losses on securities available-for-sale were $999 million and $373 million, respectively. At September 30, 2007, gross unrealized gains and losses on fixed maturity securities available-for-sale were $970 million and $948 million, and gross unrealized gains and losses on equity securities available-for-sale were $52 million and $51 million. At December 31, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1.3 billion and $371 million, and gross unrealized gains and losses on equity securities available-for-sale were $22 million and $2 million. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

For total publicly traded and private securities that we held at September 30, 2007 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< = 90 days	$4,730	17.1%	$4,845	16.9%	$(115)	11.6%
> 90 days but < 180 days	10,530	38.1%	10,864	38.0%	(334)	33.4%
> 180 days but < 270 days	3,166	11.5%	3,324	11.6%	(158)	15.8%
> 270 days but < 1 year	1,174	4.3%	1,226	4.3%	(52)	5.2%
> 1 year	8,002	29.0%	8,342	29.2%	(340)	34.0%

Total	$27,602	100.0%	$28,601	100.0%	$(999)	100.0%

The composition by industry categories of all securities in unrealized loss status, which we held at September 30, 2007, is presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$2,223	8.1%	$2,390	8.4%	$(167)	16.7%
Banking	3,003	10.9%	3,123	10.9%	(120)	12.0%
Collateralized mortgage obligations (“CMO”)	4,296	15.5%	4,413	15.3%	(117)	11.7%
Financial Other	507	1.8%	573	2.0%	(66)	6.6%
CMBS	1,542	5.6%	1,594	5.6%	(52)	5.2%
Electric	2,161	7.8%	2,209	7.7%	(48)	4.9%
Property & Casualty insurers (“P&C”)	798	2.9%	827	2.9%	(29)	2.9%
Pipelines	794	2.9%	818	2.9%	(24)	2.4%
Media Non-cable	301	1.1%	325	1.1%	(24)	2.4%
Home Construction	297	1.1%	320	1.1%	(23)	2.3%
Food and Beverage	902	3.3%	923	3.2%	(21)	2.1%
Retailers	431	1.6%	452	1.6%	(21)	2.1%
Real Estate Investment Trusts (“REITS”)	692	2.5%	711	2.5%	(19)	1.9%
Non Captive Consumer	263	1.0%	279	1.0%	(16)	1.6%
Paper	300	1.1%	315	1.1%	(15)	1.5%
Sovereigns	402	1.5%	416	1.5%	(14)	1.4%
Distributors	534	1.9%	545	1.9%	(11)	1.1%
Metals and Mining	333	1.2%	344	1.2%	(11)	1.1%
Gaming	153	0.6%	164	0.6%	(11)	1.1%
Brokerage	500	1.8%	510	1.8%	(10)	1.0%
Non Captive Diversified	263	1.0%	273	1.0%	(10)	1.0%
Healthcare	309	1.1%	318	1.1%	(9)	0.9%
Building Materials	314	1.1%	323	1.1%	(9)	0.9%
Automotive	182	0.7%	190	0.7%	(8)	0.8%
Entertainment	319	1.2%	327	1.1%	(8)	0.8%
Owned No Guarantee	204	0.7%	212	0.7%	(8)	0.8%
Chemicals	315	1.1%	323	1.1%	(8)	0.8%
Railroads	226	0.8%	234	0.8%	(8)	0.8%
Industries with U/R Losses < $1MM	440	1.5%	448	1.5%	(8)	0.8%
Wireless	111	0.4%	118	0.4%	(7)	0.7%
Life	313	1.1%	320	1.1%	(7)	0.7%
Conventional 30yr	396	1.4%	402	1.4%	(6)	0.6%
Independent	285	1.0%	291	1.0%	(6)	0.6%
Oil Field Services	323	1.2%	328	1.1%	(5)	0.5%
Technology	226	0.8%	231	0.8%	(5)	0.5%
Wirelines	213	0.8%	218	0.8%	(5)	0.5%
Consumer Products	215	0.8%	220	0.8%	(5)	0.5%
Integrated	178	0.6%	183	0.6%	(5)	0.5%
Transportation Services	262	0.9%	267	0.9%	(5)	0.5%
Diversified Manufacturing	248	0.9%	252	0.9%	(4)	0.4%
Pharmaceuticals	259	0.9%	263	0.9%	(4)	0.4%
Packaging	141	0.5%	145	0.5%	(4)	0.4%
Non Agency	111	0.4%	115	0.4%	(4)	0.4%
Refining	129	0.5%	133	0.5%	(4)	0.4%
Utility-Other	73	0.3%	77	0.3%	(4)	0.4%
Government Sponsored	272	1.0%	275	1.0%	(3)	0.3%
Industrial Other	201	0.7%	204	0.7%	(3)	0.3%
Local Authorities	79	0.3%	82	0.3%	(3)	0.3%
Consumer Cyclical Services	40	0.1%	43	0.3%	(3)	0.3%
Airlines	90	0.3%	93	0.3%	(3)	0.3%
Health Insurance	108	0.4%	110	0.4%	(2)	0.2%
Lodging	99	0.4%	101	0.4%	(2)	0.2%
Media_Cable	85	0.3%	87	0.3%	(2)	0.2%
Unassigned	16	0.1%	18	0.1%	(2)	0.2%
Municipal	125	0.5%	126	0.4%	(1)	0.1%

Total	$27,602	100.0%	$28,601	100.0%	$(999)	100.0%

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $94 million at September 30, 2007, representing 9% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $905 million, or 91%, of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2007.

For fixed maturity securities that we held at September 30, 2007, that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below:

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$374	$384	$(10)
	40% to 70%	—	—	—
	Below 40%	—	—	—

<=90 days total		374	384	(10)

>90 days but <=180 days	70% to 100%	461	482	(21)
	40% to 70%	1	1	—
	Below 40%	—	—	—

>90 days but <=180 days total		462	483	(21)

>180 days but <=270 days	70% to 100%	107	115	(8)
	40% to 70%	1	3	(2)
	Below 40%	—	—	—

>180 days but <=270 days total		108	118	(10)

>270 days but <=1 year	70% to 100%	52	57	(5)
	40% to 70%	18	27	(9)
	Below 40%	—	—	—

>270 days but <=1 year total		70	84	(14)

>1 year	70% to 100%	285	319	(34)
	40% to 70%	7	12	(5)
	Below 40%	—	—	—

>1 year total		292	331	(39)

Total below-investment-grade		$1,306	$1,400	$(94)

At September 30, 2007 and December 31, 2006, there were $74 million and $16 million, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status. At September 30, 2007, 87.1% of these were rated as investment grade while 7.4% were rated as investment grade at December 31, 2006. At September 30, 2007, the range of maturity dates for these securities varies, with 68.4% maturing in greater than 10 years, 20.9% maturing between 5 and 10 years, 10.2% maturing between 1 and 5 years and 0.5% maturing in one year or less. At December 31, 2006, the range of maturity dates for these securities varied, with 7.4% of these securities maturing in greater than 10 years and 92.6% maturing in one year or less. At September 30, 2007 and December 31, 2006, 95.1% and 95.7% of total publicly traded and private securities in unrealized loss status were rated as investment grade.

As of September 30, 2007, gross unrealized losses totaled $999 million compared to $373 million at December 31, 2006. The change in unrealized losses is primarily related to an increase in interest rates during the period. We expect an ultimate recovery of full principal and interest of our securities with unrealized losses.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At September 30, 2007, fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

(in millions)	Fair Value	Amortized Cost	Unrealized Loss	Length of Time in Loss Position
Investment Grade
Structured Note	$365	$400	$(35)	> 180 days but <= 270 days
Structured Note	216	250	(34)	> 90 days but <= 180 days
Structured Note	182	200	(18)	> 90 days but <= 180 days
Mortgage Related ABS	108	119	(11)	> 90 days but <= 180 days
UK Financial Company	25	35	(10)	> 1 year

Total Investment-Grade	$896	$1,004	$(108)

Non-Investment Grade
Domestic Media Company	$44	$60	$(16)	> 1 year

Total Non-Investment-Grade	$44	$60	$(16)

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

Credit-Linked Notes: As of September 30, 2007 and December 31, 2006, investment contract and policyholder funds on our Consolidated Balance Sheets included $1.2 billion and $700 million outstanding in funding agreements issued by the Lincoln National Life Insurance Company (“LNL”). We invested proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third-party companies. We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreements. Our credit-linked notes were created using a trust that combined a high quality asset with a credit default swap to produce multi-class structured securities. Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. Our affiliate, Delaware Investments, manages the investments in the underlying portfolio. We will not incur credit losses unless the subordinated classes are retired and unless additional credit losses are incurred in the underlying credit-linked note structure. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $850 million as of September 30, 2007.

The statutory surplus of our insurance subsidiaries is impacted by changes in the market value of these investments. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources, Uses of Capital, Return of Capital to Shareholders,” for additional information.

The table below summarizes information regarding our investments in these securities:

	Amount and Date of Issuance
(dollars in millions)	$400 million December 2006	$200 million April 2007	$250 million April 2007
Amount of subordination (1)	$2,184	$410	$1,167
Total amount of pool	40,000	20,000	25,000
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche (1)	AA	Aa2	AA
Current rating of underlying collateral pool (1) (2)	Aaa-Ba2	Aaa-Ba1	Aaa-Ba1
Number of entities (1)	125	100	102
Number of countries (1)	20	21	14
Number of industries (1)	36	27	30

(1)	As of October 25, 2007
(2)	Represents the range of ratings assigned to individual investments. For each respective security, the percentage of investments at investment grade is 97%, 99% and 99%.

We are not aware of any significant realized credit losses in the above investments as of September 30, 2007. We have determined that we are not the primary beneficiary, as we do not hold the majority of the risk of loss.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. At September 30, 2007, the reserves associated with these reinsurance arrangements totaled $1.4 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At September 30, 2007, the amounts recoverable from reinsurers was $8.2 billion, compared to $7.9 billion at December 31, 2006. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.3 billion and $4.1 billion at September 30, 2007 and December 31, 2006, respectively. Swiss Re has funded a trust with a balance of $1.8 billion at September 30, 2007 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at September 30, 2007 related to the business sold to Swiss Re.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $80 million of reinsurance recoverables on certain of this disability income business. Following actions by both companies for which Lincoln is seeking, among other things, to collect such amount, and Swiss Re, among other things, to be released from its reinsurance obligations on certain of the disability income business, the companies have agreed to settle this matter via arbitration. Although the outcome of these arbitration proceedings is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

On August 15, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity Advantage, our rider related to our Individual Market’s variable annuity products. This is the first time we have entered into a third-party reinsurance agreement related to our variable annuity business. Swiss Re will provide 50% quota share coinsurance of our lifetime guaranteed minimum withdrawal benefit, Lincoln SmartSecurity Advantage, for business written in 2007 and 2008, up to a total of $4.5 billion in rider sales. We will retain 100% of the base variable annuity contracts. This reinsurance agreement strengthens and diversifies our enterprise risk management platform and expands our capacity with regard to retirement income security products.

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

During the third quarter of 2006 one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $900 million of fixed annuity business that we reinsure with Scottish Re, approximately 70% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $101 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these ratings downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

At September 30, 2007, we had reinsurance recoverables of $779 million and policy loans of $50 million which are related to the businesses of Jefferson-Pilot that are coinsured with Household International (HI) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

We are continuing to pursue capital management strategies related to our AXXX reserves involving reinsurance and securitizations. We completed our issuance of $375 million of 6.30% senior notes in the fourth quarter, which resulted in the release of approximately $300 million of capital previously supporting our universal life products with secondary guarantees. See “Introduction – Recent Developments” for additional information.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $2.1 billion and $1.9 billion for the first nine months of 2007 and 2006, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(in millions)	2007	2006	2007	2006	2006
Dividends from subsidiaries:
LNL	$175	$175	$469	$400	$569
First Penn-Pacific	—	—	150	—	—
Lincoln Financial Media	14	10	36	23	39
Delaware Investments	15	12	45	36	48
Other non-regulated companies(1)	395	—	395	235	235
Lincoln UK	16	21	48	60	85
Other	—	—	—	—	11
Subsidiary loan repayments and interest:
LNL interest on surplus notes(2)	20	20	59	59	78
LNL interest on intercompany notes	3	3	5	4	4

	$638	$241	$1,207	$817	$1,069

Other cash flow and liquidity items:
Return of seed capital	$—	$11	$—	$16	$21
Net capital received from stock option exercises	25	98	101	161	191

	$25	$109	$101	$177	$212

(1)	Represents dividend of proceeds from the sale of equity securities used to repay borrowings under the bridge facility in 2006 and a dividend of BAC shares to LNC in September 2007.
(2)

Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL. Interest of $20 million for the third quarter of 2006 and 2007 was received on October 1, 2006 and October 1, 2007 respectively.

In October 2007, as a result of the issuance of $375 million of 6.30% senior notes, we released capital that had previously supported our Individual Markets – Life Insurance segment. For additional information on the 6.30% senior notes offering see “Introduction – Recent Developments.”

Subsidiaries

Our domestic insurance subsidiaries paid cash dividends of $175 million and $619 million for the three and nine months ended September 30, 2007 compared to $175 million and $400 million for the same periods in 2006. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection, and for future investment in our businesses.

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

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, and trust preferred securities of our affiliated trusts. Our Board of Directors authorized us to issue up to $4 billion of such securities, and at September 30, 2007, we have issued $3.1 billion pursuant to that authorization.

The following summarizes debt and financing activity during the nine months ended September 30, 2007:

•

In March 2007, LNC issued $500 million of 6.05% Capital Securities (callable in year 10 at par) due April 20, 2067 and $250 million 3-year floating rate senior notes at LIBOR plus 8 basis points due April 20, 2010 for aggregate gross proceeds of $750 million.

•	On June 15, 2007, LNC repaid $244 million ($6 million was owed to a non-regulated subsidiary and eliminated in consolidation) of 5.25% senior notes that matured.

•	On August 17, 2007, LNC repaid $100 million of floating rate extendible notes whose maturity had not been extended beyond the August 17, 2007 interim maturity date.

•	On August 22, 2007, we issued $300 million aggregate principal amount of our 5.65% Senior Notes due August 27, 2012 pursuant to the Prospectus, dated March 14, 2006.

We have also redeemed the following securities originally issued by Jefferson-Pilot during the first nine months of 2007:

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

At September 30, 2007, we maintained three credit facilities with a group of domestic and foreign banks:

•	a $1.6 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (“LOC”);

•	a $1 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs; and

•	a 10 million pounds sterling ($20 million at September 30, 2007) one-year U.K. credit facility for use by our U.K. subsidiary renewed in November 2006 and maturing in December 2007.

At September 30, 2007, there were approximately $1.2 billion in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and, as discussed below, for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At September 30, 2007, we were in compliance with all such covenants. All of our credit agreements are unsecured.

Included in the amounts outstanding at September 30, 2007, discussed above, was approximately $975 million of outstanding LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on universal life business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the universal life business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on universal life business with secondary guarantee products. We are continuing to pursue capital management strategies related to our AXXX reserves involving reinsurance and securitizations. We completed our issuance of $375 million of 6.30% senior notes in the fourth quarter, which resulted in the release of approximately $300 million of capital previously supporting our universal life products with secondary guarantees. See “Introduction – Recent Developments” for additional information. We are targeting another transaction during 2008 that will further reduce the amount of statutory reserves related to our insurance products with secondary guarantees. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

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

The holding company used $451 million of funds from the cash management account on average during the nine months ended September 30, 2007 to fund loans to its subsidiaries and for general corporate purposes. The holding company had a maximum and minimum amount of financing that is used from the cash management account during this period of $728 million and $1 million, respectively.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At September 30, 2007, our insurance subsidiaries had securities with a carrying value of $812 million out on loan under the securities lending program, and $501 million carrying value subject to reverse-repurchase agreements.

LNC has a $ 1 billion commercial paper program that is rated A-1, P-2, F-1. The commercial paper program is backed by a bank line of credit. During the nine months ended September 30, 2007, LNC had an average of $165 million in commercial paper outstanding with a maximum amount of $375 million outstanding at any time. LNC had $226 million of commercial paper outstanding at September 30, 2007.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(in millions, except per share data)	2007	2006	2007	2006	2006
Dividends to shareholders	$106	$105	$320	$320	$429
Repurchase of common stock	175	350	686	856	1,003

Total cash returned to shareholders	$281	$455	$1,006	$1,176	$1,432

Number of shares repurchased	3.092	6.315	10.307	14.374	16.887
Average price per share(1)	$56.45	$55.43	$66.58	$59.31	$59.40

(1)

On July 10, 2007, we received our final delivery of approximately 180,000 shares under our previously disclosed accelerated stock buyback program, bringing the total aggregate shares retired under the plan to approximately 5.0 million shares. We did not deliver additional consideration for the approximately 180,000 shares received therefore this lowered our average price per share.

On February 22, 2007, our Board of Directors approved an additional $2 billion in security repurchase authority. LNC also repurchased $686 million of its common stock in the first nine months of 2007, $336 million through open market repurchases and $350 million through an accelerated share repurchase transaction. Under the accelerated share repurchase program, LNC received approximately 4.8 million shares of its common stock in exchange for $350 million.

On September 7, 2007, we entered into a variable forward contract with Wachovia Bank, National Association with respect to approximately four million shares of our Bank of America common stock and received approximately $144.5 million in proceeds. We are retaining the ordinary dividends in connection with the four million shares, which currently amount to $10.24 million annually. Approximately $74 million of the proceeds of this transaction were used to repurchase shares of our common stock during the third quarter of 2007.

On November 6, 2007, the Board of Directors approved an increase in the quarterly dividend to shareholders from $0.395 per share to $0.415 per share effective in 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(in millions)	2007	2006	2007	2006	2006
Debt service (interest paid)	$46	$52	$179	$114	$195
Common dividends	107	107	323	280	393
Common stock repurchase	175	353	686	852	1,006

Total	$328	$512	$1,188	$1,246	$1,594

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity and surplus note interest payments of its insurance company subsidiaries. The insurance company subsidiaries’ dividend capacity is impacted by factors influencing their risk-based capital and statutory earnings performance. In recent periods, Delaware Investments and our U.K. operations have contributed significant free cash flow. Improved financial performance at Delaware, our decision to run-off significant blocks of business in the U.K. and cash flow from Lincoln Financial Media are responsible for the improved cash flow and the return of capital to LNC in recent periods. Currently, we expect to have sufficient liquidity and capital resources to meet our obligations in 2007. For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A – Business – Risk Factors” in the 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors.”

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2006 Form 10-K as updated by “Part II – Item 1A – Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

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

We provided a discussion of our market risk in Item 7A of our 2006 Form 10-K. During the first nine months of 2007, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2006 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations by Segment” for the effects of interest rate environments on interest rate margins.

Derivatives. As indicated in Note 10 of our 2006 Form 10-K, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first nine months of 2007, the more significant changes in our derivative positions are as follows:

•

Entered into $100 million notional of interest rate swap agreements hedging floating rate bond coupon payments. A total of $284 million notional matured or was terminated, resulting in a remaining notional of $1.0 billion. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. We also entered into $2.7 billion notional of interest rate swap agreements hedging a portion of the liability exposure on certain options in our variable annuity products.

•

Entered into $250 million notional of forward-starting interest rate swap agreements to partially hedge the future cash flows of a forecasted debt issuance. The entire $250 million notional was terminated resulting in a $2 million loss recorded in Other Comprehensive Income. The loss will be recognized into income over the life of the debt.

•

The remaining $100 million notional of interest rate swap agreements hedging fixed rate debt matured. These interest rate swap agreements effectively converted fixed rate debt payments into floating rate debt payments.

•

Entered into $225 million notional and terminated $220 million notional of forward-starting interest rate swap agreements, resulting in a remaining notional of $5 million. These swaps are used to hedge interest rate risk associated with purchasing assets that support our annuity liabilities. We also entered into $100 million notional of forward-starting interest rate swap agreements used to hedge the forecasted purchase of a fixed maturity security investment. The entire $100 million notional was terminated resulting in a $4.1 million loss recorded in Other Comprehensive Income. The loss will be recognized in income over the life of the purchased asset.

•

Entered into $16 million notional of total return swap agreements resulting in a total of $126 million notional. These swap agreements are hedging a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest.

•

A total of $800 million notional of interest rate cap agreements matured, resulting in a remaining notional of $5.2 billion. These interest rate cap agreements are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates.

•

Terminated 0.3 million call options on LNC stock, resulting in a total of 0.6 million call options remaining on an equal number of shares of LNC stock. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock.

•

Entered into $1.6 billion notional of S&P 500 call options. A total of $1.2 billion notional expired, resulting in a remaining notional of $2.7 billion. These call options are hedging the impact of the equity-index interest credited to our equity indexed annuity products.

•

Entered into $1.3 billion notional of put option agreements, resulting in a total notional of $3.5 billion. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

•

We had financial futures net purchase (termination) activity in the amount of $(2.3) billion notional resulting in a remaining notional of $804 million. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. No gain or loss was recognized as a result of the expirations or terminations.

•

Entered into $48 million and terminated $48 million notional of foreign exchange forward contracts, resulting in no remaining notional. These contracts are hedging dividends received from our Lincoln UK subsidiary.

•

Entered into $194 million notional of foreign currency swaps, resulting in a total notional of $280 million. These foreign currency swap agreements are part of a hedging strategy. We own various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

•

Entered into an equity collar of 4 million shares of BAC stock holdings. The equity collar is constructed by us purchasing a put option on the BAC stock, and then simultaneously selling a call option with the identical maturity date as the put option. This effectively insulates us from any price decline in the stock while allowing us to participate in some of the upside if the BAC stock appreciates over the time of the transaction. With the equity collar in place, we are able to pledge the BAC stock as collateral which then allows the Bank to advance us a substantial portion of the stock’s value effectively monetizing the stock for liquidity purposes. For additional detail on this transaction see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Recent Developments.”

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces significant risks. The risks described below update the risk factors described in our 2006 Form 10-K and should be read in conjunction with those risk factors. The risks and uncertainties described below and in the 2006 Form 10-K are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

The Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) as well as the Jobs and Growth Tax Relief Reconciliation Act of 2003 contain provisions that have and will (in the absence of any further legislation) continue, near term, to significantly lower individual tax rates. These may have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent’s estate. Many of these provisions expire in 2010, unless extended. The Bush Administration continues to propose that many of the foregoing rate reductions, as well as elimination of the estate tax, be made permanent, and continues to propose several tax-favored savings initiatives, that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. Although we cannot predict the overall effect on the sales of our products of the tax law changes included in these Acts, some of these changes might hinder our sales and result in the increased surrender of insurance products.

In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service issued a revenue ruling which purports, among other things, to modify the calculation of separate account deduction for dividends received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16 ruling and announced a new regulation project on the issue. The current separate account deduction for dividends calculation lowered the effective tax rate by approximately 4% for the nine months ended September 30, 2007.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as ceding). At the end of 2006, we have ceded approximately $334 billion of life insurance in-force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of September 30, 2007, we had $8.2 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $4.3 billion relates to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. During 2004, Swiss Re funded a trust to support this business. The balance in the trust changes as a result of ongoing reinsurance activity and was $1.8 billion at September 30, 2007. In addition, should Swiss Re’s financial strength ratings drop below either S&P AA- or AM Best A or their NAIC risk based capital ratio fall below 250%, assets equal to the reserves supporting business reinsured must be placed into a trust according to pre-established asset quality guidelines. Furthermore, approximately $2.1 billion of the Swiss Re treaties are funds-withheld structures where we have a right of offset on assets backing the reinsurance receivables.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $80 million of reinsurance recoverables on certain of this income disability business. We have agreed to arbitrate this dispute with Swiss Re. Although the outcome of the arbitration is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

During the third quarter of 2006 one of LNL’s reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. At September 30, 2007, of the $900 million of fixed annuity business that LNL reinsures with Scottish Re, approximately 70% is reinsured through the use of modified coinsurance treaties, in which LNL possesses the investments that support the reserves ceded to Scottish Re. For its annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust for the benefit of LNL that supports the reserves. In addition to fixed annuities, LNL has approximately $101 million of policy liabilities on the life insurance business it reinsures with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to LNL.

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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. For example, we are currently examining the impact of Statements of Financial Accounting Standards No. 157 “Fair Value Measurements” and No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” For more information on Statements of Financial Accounting Standards No. 157 and No. 159 and other accounting pronouncements, see “Part I—Item 1. Financial Statements—Note 2 to the Consolidated Financial Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2007:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)		(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
7/1/07 - 7/31/07	191,739	$70.09	181,656	(4)	$2,137.9

8/1/07 - 8/31/07	2,313,152	59.48	2,311,415		2,000.4

9/1/07 - 9/30/07	606,900	61.71	599,375		1,963.4

(1)

Of the total number of shares purchased, 7,890 shares were received in connection with the exercise of stock options and related taxes. 11,455 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended September 30, 2007, 3,092,446 shares were purchased as part of publicly announced plans or programs.

(2)

On February 23, 2007, we announced that our Board approved a $2 billion increase in our securities repurchase authorization, bringing the total authorization to $2.6 billion. At September 30, 2007, there was approximately $1.96 billion of security buyback authorization remaining. The authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(3)	As of the last day of the applicable month.
(4)

As previously disclosed in our Form 8-K filed with the SEC on March 16, 2007, we entered into an agreement with Citibank to purchase shares of our common stock for an aggregate purchase price of $350 million under an accelerated stock buyback. Citibank delivered approximately 4.8 million shares to us on March 19, 2007. On July 10, 2007, Citibank delivered an additional 181,656 shares as the final delivery of shares under the accelerated share buyback, bringing the total number of shares delivered under the agreement to approximately 5 million. The accelerated share repurchase is part of our overall publicly announced share repurchase program. The delivery of the additional 181,656 shares does not affect our share repurchase authorization since we did not deliver additional consideration.

Item 5.	Other Information

The deadline for submitting shareholder proposals for inclusion in the proxy materials for our 2008 Annual Meeting of Shareholders is December 7, 2007.

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
Douglas N. Miller Vice President and Chief Accounting Officer

Date: November 7, 2007

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2007

3.1	Amended and Restated Bylaws of Lincoln National Corporation (effective July 6, 2007) is incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 11, 2007.

4.1	Form of 5.65% Senior Notes due 2012 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 2007.

10.1	Retirement and Release Agreement, dated as of July 6, 2007, between Jon A. Boscia and Lincoln National Corporation is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 11, 2007.

10.2	Description of Change in Compensation Arrangement in connection with promotion of Dennis R. Glass to CEO.

10.3	2007 Non-Employee Director Fees (revised to include fee for non-Executive Chairman).

10.4	Form of Restricted Stock Award Agreement (2007).

12	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1