Form 10-K
period 2007-12-31
LINCOLN NATIONAL CORP
filed 2008-02-29
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York and Chicago
$3.00 Cumulative Convertible Preferred Stock, Series A	New York and Chicago
6.75% Capital Securities	New York
6.75% Trust Preferred Securities, Series F (1)	New York

(1)	Issued by Lincoln National Capital VI. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $19.2 billion.

As of February 19, 2008, 264,567,819 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 8, 2008 have been incorporated by reference into Part III of this Form 10-K.

Lincoln National Corporation

i

ii

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” and in the “Forward-Looking Statements – Cautionary Language” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) are presented in “Item 8. Financial Statements and Supplementary Data.”

Item 1.	Business

OVERVIEW

Lincoln National Corporation (“LNC” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds and managed accounts. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania, which were previously located in Philadelphia, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. As of December 31, 2007, LNC had consolidated assets of $191.4 billion and consolidated stockholders’ equity of $11.7 billion.

We provide products and services in four operating businesses and report results through six business segments, as follows:

(1)	Individual Markets, which includes the Annuities and Life Insurance segments,

(2)	Employer Markets, which includes the Retirement Products and Group Protection segments,

(3)	Investment Management, which is an operating business and segment, and

(4)	Lincoln UK, which is an operating business and segment.

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses) and the ongoing amortization of deferred gain on the indemnity reinsurance portion of the sale of our former reinsurance segment to Swiss Re Life & Health America Inc. (“Swiss Re”) in the fourth quarter of 2001.

In addition, as a result of our agreements dated as of November 12, 2007 to divest the television stations, sports programming and certain radio properties of our former Lincoln Financial Media segment, beginning in the fourth quarter of 2007, we are reporting the results of those businesses as discontinued operations in all periods presented, and the results of the remaining radio properties are included in Other Operations. These remaining businesses do not qualify as discontinued operations. For further information, see “Acquisition and Dispositions” below.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, are included in the segments for which they distribute products. LFD distributes our individual products and services primarily through brokers, planners, agents and other intermediaries. As of December 31, 2007, LFD had approximately 650 internal and external wholesalers (including sales managers). The Employer Markets group distributes the employer products and services primarily through financial advisors, employee benefit brokers, third party administrators, and other employee benefit firms. As of December 31, 2007, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 7,300 active producers who placed business with us within the last twelve months.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. As a result of our agreements to divest a portion of our media businesses in 2007, we changed the composition of our segments and restated the prior periods’ segment financial information to conform to the 2007 presentation. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations as well as revenues derived inside and outside the U.S. for the last three fiscal years in Note 20.

Revenues by segment (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Operating revenues:
Individual Markets:
Annuities	$2,600	$2,161	$1,422
Life Insurance	3,921	3,256	1,911

Total Individual Markets	6,521	5,417	3,333

Employer Markets:
Retirement Products	1,441	1,360	1,175
Group Protection	1,500	1,032	—

Total Employer Markets	2,941	2,392	1,175

Investment Management	590	564	475
Lincoln UK	370	308	318
Other Operations	281	283	175
Realized loss	(118)	(3)	(3)
Amortization of deferred gain on indemnity reinsurance related to reserve developments	9	1	2

Total revenues	$10,594	$8,962	$5,475

Acquisition and Dispositions

On November 12, 2007, Lincoln Financial Media Company (“LFMC”), our wholly owned subsidiary, entered into two stock purchase agreements with Raycom Holdings, LLC (“Raycom”). Pursuant to one of the agreements, LFMC has agreed to sell to Raycom all of the outstanding capital stock of three of LFMC’s wholly owned subsidiaries: (i) WBTV, Inc., the owner and operator of television station WBTV, Charlotte, North Carolina; (ii) WCSC, Inc., the owner and operator of television station WCSC, Charleston, South Carolina; and (iii) WWBT, Inc., the owner and operator of television station WWBT, Richmond, Virginia. Upon the closing of the transaction, LFMC expects to receive proceeds of $548 million, subject to certain adjustments. We expect to close during the first quarter of 2008. Pursuant to the other agreement, LFMC agreed to sell to Raycom all of the outstanding capital stock of Lincoln Financial Sports, Inc., a wholly owned subsidiary of LFMC. This transaction closed on November 30, 2007 and LFMC received $42 million of proceeds.

On November 12, 2007, LFMC also entered into a stock purchase agreement with Greater Media, Inc., to sell all of the outstanding capital stock of Lincoln Financial Media Company of North Carolina, the owner and operator of radio stations WBT(AM), Charlotte, North Carolina, WBT-FM, Chester, South Carolina and WLNK(FM), Charlotte, North Carolina. This transaction closed on January 31, 2008, and LFMC received proceeds of $100 million. More information on these LFMC transactions can be found in our Form 8-K filed on November 14, 2007 and in “Acquisition and Dispositions” in the MD&A.

During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be no more than $49 million. We expect this transaction to decrease income from operations, relative to 2007, by approximately $3 million, after-tax, per quarter in 2008. During the fourth quarter we received $25 million of the purchase price, with additional scheduled payments over the next three years. We recorded an after-tax realized loss of $2 million on our Consolidated Statements of Income as a result of this transaction. There were certain other pipeline accounts in process at the time of the transaction closing, and any adjustment to the purchase price, if necessary, will be determined at October 31, 2008. Investment Management manages approximately $94.0 billion of fixed income assets with a team of 100 fixed income investment professionals. The transaction did not impact the fixed income team that manages our fixed income mutual funds or general account assets.

On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), pursuant to which Jefferson-Pilot merged into one of our wholly owned subsidiaries. Jefferson-Pilot, through its subsidiaries, offered full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental contracts, and it operated television and radio stations.

In September 2004, we completed the sale of our London-based international investment unit, Delaware International Advisors Ltd. (“DIAL”), to a newly-formed company associated with DIAL’s management and a private-equity firm. At closing, we received $181 million in cash and relief of certain obligations of approximately $19 million. We had an after-tax gain from the transaction of $46 million. DIAL, which has since been renamed Mondrian Investment Partners (“Mondrian”), continues to provide sub-advisory services with respect to certain international asset classes for our Investment Management segment and LNC.

For further information about acquisitions and divestitures, see “Acquisition and Dispositions” in the MD&A and Note 3.

Branding

Branding is a key element of our strategy. Our branding efforts are focused on three primary target audiences: financial intermediaries; affluent consumers (top 11% of the population); and plan sponsors. Through our branding efforts, we work to build name awareness and brand familiarity.

In 2007, we continued to build our brand on a national basis through an integrated package of consumer print and television, trade print and online advertising, sponsorships, marketing, public relations and promotional events. As a result, we believe that our awareness among our core target audiences continues to be strong.

We recognize that our brand embodies the experience our customers have with us. Steps were taken in 2007 to identify and closely link the various channels of brand including customer touchpoint areas, Marketing, Advertising, Public Affairs, Investor Relations, Government Relations, Community Relations, Corporate Communications and affiliated media companies. Major brand initiatives across these channels include a customer touchpoint audit, an internal brand campaign that targets customer-facing employees, and a media campaign. In addition, we launched a new brand advertising campaign and consumer facing website. All of these efforts are focused on the Retirement Income Security strategy.

BUSINESS SEGMENTS AND OTHER OPERATIONS

INDIVIDUAL MARKETS

Overview

The Individual Markets business provides its products through two segments: Annuities and Life Insurance. The Annuities segment provides tax-deferred growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. Its variable annuities are distributed by affiliated and unaffiliated broker-dealers. The Life Insurance segment offers wealth protection and transfer opportunities through both individual and survivorship versions of universal life and variable universal life, as well as term insurance and a linked-benefit product (which is a universal life insurance policy linked with riders that provide for long-term care costs).

During 2007, the Individual Markets business launched its “Unified Product Portfolio” (“UPP”), a wide array of life insurance and annuity products. The UPP combines and improves upon the product suites, system platforms and product development of LNC and Jefferson-Pilot into a more streamlined and rationalized range of products.

Individual Markets – Annuities

Overview

The Annuities segment, with principal operations in Fort Wayne, Indiana, Hartford, Connecticut, and Greensboro, North Carolina, and additional operations in Concord, New Hampshire, provides tax-deferred growth and lifetime income opportunities for its clients by offering fixed and variable annuities. As a result of a broad product portfolio and a strong and diverse distribution network, we ranked 7th in assets and 5th in individual and group contract variable annuity flows for the year ended December 31, 2007 in the U.S., according to Morningstar Annuity Research Center.

The Annuities segment offers non-qualified and qualified fixed and variable annuities to individuals. The “fixed” and “variable” classification describes whether we or the contract holders bear the investment risk of the assets supporting the contract. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

Annuities are attractive because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. In addition to favorable tax treatment, annuities are unique in that contract holders can select a variety of payout alternatives to help provide an income flow for life. The individual annuities market has seen an increase in competition along with new product types and promotion. The guarantee features (living and death benefits) offered within an annuity are not found in any other investment vehicle, and, we believe, make annuities attractive especially in times of economic uncertainty.

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract. Periodic payments can begin within twelve months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving his or her money and can be either a fixed annuity or a variable annuity.

The Annuities segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Variable portion of variable annuity	$9,135	$7,251	$5,539
Fixed portion of variable annuity	2,795	2,090	1,871

Total variable annuity	11,930	9,341	7,410
Fixed indexed annuity	755	717	—
Other fixed annuity	772	698	118

Total deposits	$13,457	$10,756	$7,528

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more sub-accounts offered through the product (“variable portion”) or into a fixed account with a guaranteed return (“fixed portion”). The value of the variable portion of the contract holder’s account varies with the performance of the underlying sub-accounts chosen by the contract holder. The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds. The contract holder’s return is tied to the performance of the segregated assets underlying the variable annuity, (i.e. the contract holder bears the investment risk associated with these investments), except for the impact of guaranteed benefit features. The value of the fixed portion is guaranteed by us and recorded in our general account liabilities. Variable annuity account values were $62.1 billion, $51.8 billion and $41.6 billion for the years ended December 31, 2007, 2006 and 2005, respectively, including the fixed portions of variable accounts of $3.5 billion, $3.6 billion and $3.9 billion, for the years ended December 31, 2007, 2006 and 2005, respectively.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contract holder’s account value for that sub-account. The fees that we earn from these contracts are reported as insurance fees on the income statement. In addition, for some contracts, we collect surrender charges that range from 0% to 10% of withdrawals when contract holders surrender their contracts during the surrender charge period, which is generally higher during the early years of a contract. Our individual variable annuity products have a maximum surrender charge period of ten years.

We offer A-share, B-share, C-share, L-share and bonus variable annuities, although not with every annuity product. The differences in these relate to the sales charge and fee structure associated with the contract.

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

•

A C-share has no front-end sales charge or back-end surrender charge. Accordingly, it offers maximum liquidity but mortality and expense assessments are higher than those for A-share or B-share. It offers a persistency credit in year eight to revert pricing to B-share levels.

•

An L-share has a four to five year surrender charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The differences between the L-share and the B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher. We offer L-share annuity products with persistency credits beginning in years five or eight to revert pricing back to B-share levels.

•

A bonus annuity is a variable annuity contract that offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. The entire premium plus the bonus are invested in the sub-accounts supporting the contract. It has a seven to nine-year surrender charge. The expenses are slightly more than those for a B-share. We also offer bonus annuity products with persistency credits beginning in years eight or fifteen to revert bonus pricing back to B-share pricing levels.

Certain of our variable annuity products offer guaranteed benefit features, such as a guaranteed minimum death benefit (“GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits. Most of our variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value.

Approximately 91%, 91% and 90% of variable annuity separate account values had a GMDB feature as of December 31, 2007, 2006 and 2005, respectively. The GMDB features include those where we contractually guarantee to the contract holder that upon death, we will return no less than: (a) the total deposits made to the contract adjusted to reflect any partial withdrawals; (b) the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or (c) the current contract value plus an additional amount, either 40% or 25% of contract gains, to help offset the impact of taxes.

The Lincoln SmartSecurity® Advantage benefit is a GMWB feature that offers the contract holder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. There are two elective step-up options: a one-year option and a five-year option. In general, the one-year option allows an owner to step up the guarantee amount automatically on the benefit anniversary to the current contract value, and the five-year option allows the owner to step up the guarantee amount to the current contract value on or after the fifth anniversary of the election or of the most recent step up. In each case, the contract value must be greater than the guarantee amount at the time of step up. To receive the full amount of the guarantee, annual withdrawals are limited to either 5% of the guaranteed amount for the one-year option or 7% of the guaranteed amount for the five-year option. Under the one-year option, withdrawals will continue for the rest of the owner’s life (“single life version”) or the life of the owner or owner’s spouse (“joint life version”) as long as withdrawals begin after attained age 65 and are limited to 5% of the guaranteed amount. Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated. Approximately 31%, 26% and 21% of variable annuity account values as of December 31, 2007, 2006 and 2005, respectively, had a GMWB feature.

We offer other product riders including i4LIFE® Advantage and 4LATER®. The i4LIFE® feature, on which we have received a U.S. patent, allows variable annuity contract holders access and control during the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals, and other service features like portfolio rebalancing. In general, GIB is an optional feature available with i4LIFE® Advantage that guarantees regular income payments will not fall below 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Approximately 88%, 83% and 72% of i4LIFE® Advantage account values elected the GIB feature as of December 31, 2007, 2006 and 2005, respectively. Approximately 9%, 6% and 4% of variable annuity account values as of December 31, 2007, 2006 and 2005, respectively, have elected an i4LIFE® feature. 4LATER® provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE®. The income base is equal to the initial deposit (or contract value, if elected after issue) and increases by 15% every three years (subject to a 200% cap). The owner may step up the income base on or after the third anniversary of rider election or of the most recent step-up (which also resets the 200% cap).

To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program. The customized dynamic hedging program uses equity and interest rate futures positions, interest rate and variance swaps, as well as equity-based options depending upon the risks underlying the guarantees. Our program is designed to offset both positive and negative changes in the carrying value of the guarantees. However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets, contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” of the MD&A. For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors.”

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. We offer single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single premium to be paid. Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis. Our fixed annuities include both traditional fixed-rate and fixed indexed annuities. With fixed deferred annuities, the contract holder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, a market value adjustment (“MVA”).

Fixed indexed annuities allow the contract holder to elect an interest rate linked to the performance of the S&P 500 Index®. The indexed interest rate is guaranteed never to be less than zero. Our fixed indexed annuities provide contract holders a choice of a traditional fixed-rate account and one or more different indexed accounts. A contract holder may elect to change allocations at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component (i.e. reset the caps, spreads or participation rates), subject to guarantees.

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

Individual fixed annuity account values were $14.4 billion, $14.9 billion and $6.9 billion as of December 31, 2007, 2006 and 2005, respectively. Approximately $10.5 billion of individual fixed annuity account values as of December 31, 2007 were still within the surrender charge period. However, certain fixed annuities allow window periods during which contract holders can withdraw their funds without incurring a surrender charge. For example, our StepFive® Fixed Annuity has a sixty-day window period following each five-year fixed guarantee period. Crediting rates for each subsequent five-year fixed guarantee period are set at the beginning of the window period. During the window period, account holders can withdraw their funds without incurring a surrender charge. Account values for this type of product were $4.2 billion, $3.6 billion and $2.8 billion as of December 31, 2007, 2006 and 2005, respectively, with approximately $736 million of account values entering the window period during 2008.

Our fixed annuity product offerings as of December 31, 2007 consisted of traditional fixed-rate and fixed indexed deferred annuities. We also offer fixed-rate immediate annuities with various payment options, including lifetime incomes. In addition to traditional fixed-rate immediate annuities, we introduced in 2007 Lincoln SmartIncomeSM Inflation Annuity. This product provides lifetime income with annual adjustments to keep pace with inflation. It uses a patent-pending design to preserve access to remaining principal, also adjusted annually for inflation, for premature death or unexpected needs. The traditional fixed-rate deferred annuity products include the Lincoln ClassicSM (Single and Flexible Premium), Lincoln SelectSM and Lincoln ChoicePlusSM Fixed annuities. The fixed indexed deferred annuity products include the Lincoln OptiPoint®, Lincoln OptiChoice®, Lincoln New Directions®, and Lincoln Future Point® annuities. The fixed indexed annuities offer one or more of the following indexed accounts:

•

The Performance Triggered Indexed Account pays a specified rate, declared at the beginning of the indexed term, if the S&P 500 Index® value at the end of the indexed term is the same or greater than the S&P 500 Index® value at the beginning of the indexed term.

•

The Point to Point Indexed Account compares the value of the S&P 500 Index® at the end of the indexed term to the S&P 500 Index® value at the beginning of the term. If the S&P 500 Index® at the end of the indexed term is higher than the S&P 500 Index® value at the beginning of the term, then the percentage change, up to the declared indexed interest cap, is credited to the indexed account.

•

The Monthly Cap Indexed Account reflects the monthly changes in the S&P 500 Index® value over the course of the indexed term. Each month, the percentage change in the S&P 500 Index® value is calculated, subject to a monthly indexed cap that is declared at the beginning of the indexed term. At the end of the indexed term, all of the monthly change percentages are summed to determine the rate of indexed interest that will be credited to the account.

•

The Monthly Average Indexed Account compares the average monthly value of the S&P 500 Index® to the S&P 500 Index® value at the beginning of the term. The average of the S&P 500 Index® values at the end of each of the twelve months in the indexed term is calculated. The percentage change of the average S&P 500 Index® value to the starting S&P 500 Index® value is calculated. From that amount, the indexed interest spread, which is declared at the beginning of the indexed term, is subtracted. The resulting rate is used to calculate the indexed interest that will be credited to the account.

If the S&P 500 Index® values produce a negative indexed interest rate, no indexed interest is credited to the indexed account.

We introduced the Lincoln Living IncomeSM Advantage in 2007. Available with certain of our fixed indexed annuities, it provides the contract holder a guaranteed minimum lifetime withdrawal benefit. Withdrawals in excess of the guaranteed amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.

Many of our fixed annuities have an MVA. If a contract with an MVA is surrendered during the surrender charge period, both a surrender charge and an MVA may be applied. The MVA feature increases or decreases the contract value of the annuity based on a decrease or increase in interest rates. Individual fixed annuities with an MVA feature constituted 29%, 24% and 11% of total fixed annuity account values as of December 31, 2007, 2006 and 2005, respectively.

Distribution

The Annuities segment distributes all its individual fixed and variable annuity products through LFD, our wholesaling distribution organization. LFD’s distribution channels give the Annuities segment access to its target markets. LFD distributes the segment’s products to a large number of financial intermediaries, including LFN. The financial intermediaries include wire/regional firms, independent financial planners, financial institutions and managing general agents.

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products. The Annuities segment competes with numerous other financial services companies. The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.

We believe that the Annuities segment’s high service levels help it to compete in the annuities market. We track the time to answer calls to the center as well as the average response time to customer queries. Further, the segment tracks the turnaround time for various customer services such as processing of applications.

The Annuities segment attempts to design products that meet the needs of clients in its markets. The speed in which the segment’s products reach the market is, from concept of the product to launch, six to nine months. Over the last five years, the segment has announced several new products and product features to the market in response to the evolving nature of the annuities market.

Individual Markets – Life Insurance

Overview

The Life Insurance segment, with principal operations in Greensboro, North Carolina, and Hartford, Connecticut and additional operations in Concord, New Hampshire and Fort Wayne, Indiana, focuses on the creation and protection of wealth for its clients through the manufacturing of life insurance products. The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a universal life insurance policy linked with riders that provide for long-term care costs) and both single and survivorship versions of universal life (“UL”) and variable universal life (“VUL”).

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $250,000 of financial assets. For those individual policies we sold in 2007, the average face amount (excluding term and MoneyGuard®) was $1 million and average first year premiums paid were approximately $58,000.

Products

The Life Insurance segment sells primarily interest/market-sensitive products (UL and VUL) and term products. The segment’s sales (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Universal Life:
Excluding MoneyGuard ®	$597	$436	$192
MoneyGuard ®	40	31	34

Total Universal Life	637	467	226
Variable Universal Life	77	61	42
Term/Whole Life	32	43	36

Total sales	$746	$571	$304

UL and VUL sales represent target premium plus 5% of excess premium (including adjustments for internal replacements at 50%); whole life and term sales throughout the presentation represent 100% of first year paid premium; and linked-benefit sales represent 15% of premium deposits.

Due to some seasonality, we generally have higher sales in the second half of the year than in the first half of the year. Approximately 41% and 46% of total sales were in the first half of 2006 and 2005, with the remainder occurring in the second half of the year for the same periods. However in 2007, approximately 51% of total sales were in the first half of 2007 due to the transition of our product portfolio to the new UPP.

In addition, the following table shows life policies’ face amount in force (in millions):

	As of December 31,
	2007	2006	2005
Universal Life and other	$284,305	$267,228	$128,792
Term Insurance	235,919	234,148	187,849

Total in-force face amount	$520,224	$501,376	$316,641

Mortality margins, morbidity margins (for linked-benefit products), investment margins (through spreads or fees), net expense charges (expense charges assessed to the contract holder less expenses incurred to manage the business) and surrender fees drive life insurance profits. Mortality margins represent the difference between amounts charged to the customer to cover the mortality risk and the actual cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contract holder’s policy account value (i.e. cost of insurance assessments or “COI’s”) or are embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency, and mortality experience.

Similar to the annuity product classifications described above, life products can be classified as “fixed” or “variable” contracts. This classification describes whether we or the policy holders bear the investment risk of the assets supporting the policy. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

We offer four categories of life insurance products consisting of:

Interest-sensitive Life Insurance (primarily UL)

Interest-sensitive life insurance products provide life insurance with account (cash) values that earn rates of return based on company-declared interest rates. Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance. Some of our UL contracts include secondary guarantees, which are explained more fully later in the document.

In a UL contract, contract holders have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period. Under certain contract holder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value. The client has access to their account value (or a portion thereof) through contractual liquidity features such as loans, partial withdrawals, and full surrenders. Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account values for full or partial face amount surrenders that occur during the contractual surrender charge period. Depending on the product selected, surrender charge periods can range from 0 to 20 years.

During 2007, we enhanced our fixed UL product offerings by introducing a fixed indexed universal life product. A fixed indexed UL product functions similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account value earn interest credits linked to the performance of the S&P 500 Index®. The indexed interest rate is guaranteed never to be less than 1%. Our fixed indexed UL policy provides contract holders a choice of a traditional fixed rate account and several different indexed accounts. A contract holder may elect to change allocations annually for amounts in the indexed accounts and quarterly for new premiums into the policy. Prior to each new allocation we have the opportunity to re-price the indexed components, subject to minimum guarantees.

We manage investment margins (i.e. the difference between the amount the portfolio earns compared to the amount that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract. Interest-sensitive life account values (including MoneyGuard® and the fixed portion of VUL) were $23.2 billion, $21.9 billion and $11.8 billion as of December 31, 2007, 2006 and 2005, respectively.

Linked-Benefit Life Products

Linked-benefit products combine universal life insurance with long-term care insurance through the use of riders. The first rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need. The second rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully depleted for the purposes of long-term care. If the long-term care benefits are never used, the policy provides a tax-free death benefit to the contract holder’s heirs. Linked-benefit products generate earnings through investment, mortality and morbidity margins. Our linked-benefit product is called MoneyGuard®.

VUL

VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of sub-accounts offered through the product. The value of the contract holder’s account varies with the performance of the sub-accounts chosen by the contract holder. The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds. Premiums, net of expense loads and charges for mortality and expenses, received on VUL products are invested according to the contract holder’s investment option selection. As the return on the investment portfolio increases or decreases, the account value of the variable universal life policy will increase or decrease. As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product. The investment choices we offer in VUL products are the same, in most cases, as the investment choices offered in our individual variable annuity contracts.

In addition, VUL products offer a fixed account option that is managed by us. Investment risk is borne by the customer on all but the fixed account option. We charge fees for mortality costs and administrative expenses as well as asset-based investment management fees. VUL account values (excluding the fixed portion of VUL) were $5.0 billion, $4.6 billion and $2.2 billion as of December 31, 2007, 2006 and 2005, respectively.

As mentioned previously, we offer survivorship versions of our individual UL and VUL products. These products insure two lives with a single policy and pay death benefits upon the second death.

Sales results continue to be heavily influenced by the series of universal life products with secondary guarantees. A UL policy with a secondary guarantee can stay in force, even if the base policy account value is zero, as long as secondary guarantee requirements have been met. The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, COI charges and credited interest. The assumptions for the secondary guarantee requirement are listed in the contract. As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed. The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy account value be less than zero.

Unlike other guaranteed death benefit designs, our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs. The length of the guarantee may be increased at any time through additional excess premium deposits. Secondary guarantee UL face amount in-force was $83.9 billion, $65.5 billion and $30.9 billion as of December 31, 2007, 2006 and 2005, respectively. For information on the reserving requirements for this business, see “Regulatory” below and “Review of Consolidated Financial Condition” in the MD&A.

During 2007, we expanded and enhanced our variable products by introducing a survivorship version of and enhancing our single life version of our secondary guarantee VUL products. These products combine the lapse protection elements of universal life with the upside potential of a traditional variable universal life product, giving clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs. The combined single life and survivorship face amount in-force of these products was $4.0 billion, $2.9 billion and $1.8 billion as of December 31, 2007, 2006 and 2005, respectively.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time. It usually does not offer cash values. Scheduled policy premiums are required to be paid at least annually. Products offering a Return of Premium benefit payable at the end of a specified period are also available.

Distribution

The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels – wire/regional firms, independent planner firms (including LFN), financial institutions and managing general agents/independent marketing organizations.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products. As of the end of 2006, the latest year for which data is available, there were 1,072 life insurance companies in the U.S., according to the American Council of Life Insurers.

The Life Insurance segment designs products specifically for the high-net-worth and affluent markets. In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service, underwriting and risk management and extensive distribution network all contribute to the strength of the Life Insurance segment. On average, the development of products takes approximately six months. The Life Insurance segment implemented several major product upgrades and/or new features, including important UL, VUL, linked-benefit and term product enhancements in 2007. With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests. Further, the Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

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

Claims Administration

Claims services are delivered to customers from the Greensboro, North Carolina and Concord, New Hampshire home offices. Claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner. Claims meeting certain criteria are referred to senior claim examiners. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities. A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claim examiners. A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as long-term care claims, claims incurred during the contestable period, beneficiary disputes, litigated claims and the few invalid claims that are encountered.

The Life Insurance segment maintains a centralized claim service center in order to minimize the volume of clerical and repetitive administrative demands on its claims examiners while providing convenient service to policy owners and beneficiaries.

EMPLOYER MARKETS

Overview

Lincoln Employer Markets offers and distributes a broad breadth of products focused on retirement income security through its Defined Contribution, Executive Benefits and Group Protection businesses. Lincoln Employer Markets was formed in 2006 to deliver retirement income security products and services that are focused on the needs of employers and their employees.

Although formed in 2006, Lincoln Employer Markets is well-established in the employer marketplace. As of December 31, 2007, Lincoln Employer Markets served approximately 60,000 plan sponsors and approximately 6 million plan participants.

The Employer Markets business provides its products through two key segments: Retirement Products and Group Protection. The Retirement Products segment includes two major lines of business:

•

The Defined Contribution business provides employer-sponsored fixed and variable annuities, mutual fund-based programs in the 401(k), 403(b) and 457 plan marketplaces through a wide range of intermediaries including advisors, consultants, brokers, banks, wirehouses, third-party administrators (“TPAs”) and individual planners.

•

The Executive Benefits business offers corporate-owned universal and variable universal life insurance (“COLI”) and bank-owned universal and variable universal life insurance (“BOLI”) to small to mid-sized banks and mid to large-sized corporations, mostly through executive benefit brokers.

The Group Protection segment focuses on offering group term life, disability income and dental insurance primarily in the small to mid-sized employer marketplace for their eligible employees.

Employer Markets – Retirement Products

The Defined Contribution business is the largest business in this segment and focuses on 403(b) plans and 401(k) plans. Lincoln has a strong historical presence in the 403(b) space where assets account for about 61% of total assets under management in this segment as of December 31, 2007. The 401(k) business accounts for 51% of our new deposits as of December 31, 2007. The Retirement Products segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Variable portion of variable annuity	$2,355	$2,525	$2,254
Fixed portion of variable annuity	351	441	520

Total variable annuity	2,706	2,966	2,774
Fixed annuity	754	506	563
Alliance Mutual Fund	2,090	1,113	1,066

Total annuity and Alliance	5,550	4,585	4,403
COLI and BOLI	303	267	210

Total deposits	$5,853	$4,852	$4,613

Retirement Products – Defined Contribution

Products

Employer Markets currently offers four primary products to the employer-sponsored market: Lincoln American Legacy RetirementSM, LINCOLN DIRECTORSM, LINCOLN ALLIANCE® and Multi-Fund®. Lincoln American Legacy RetirementSM , LINCOLN DIRECTORSM and Multi-Fund® products are group variable annuities. LINCOLN ALLIANCE® is a mutual fund-based product. These products cover both the 403(b) and 401(k) marketplace. Both 403(b) and 401(k) plans are tax-deferred, defined contribution plans offered to employees of an entity to enable them to save for retirement. The 403(b) plans are available to employees of educational institutions and certain non-profit entities, while 401(k) plans are generally available to employees of for-profit entities. The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income. As of December 31, 2007, healthcare clients accounted for 43% of account values for these products.

The Lincoln American Legacy RetirementSM variable annuity, launched in the third quarter of 2006, offers 51 investment options with 10 fund families, 20 of which are American Funds® options. This product is focused on the micro to small corporate 401(k) market. LALR account values were $49 million as of December 31, 2007.

LINCOLN DIRECTORSM is a defined contribution retirement plan solution available to businesses of all sizes, but focused on micro- to small-sized corporations, generally with five to 200 lives. Funded through a Lincoln National Life Insurance Company (“LNL”) group variable annuity contract, LINCOLN DIRECTORSM offers participants 60 investment options from 15 fund families. In New York, Lincoln Life & Annuity Company of New York (“LLANY”) underwrites the annuity contracts, and these contracts offer 57 investment options from 16 fund families. LINCOLN DIRECTORSM has the option of being serviced through a third-party administrator or fully serviced by Lincoln. The Employer Markets Defined Contribution segment earns advisory fees, investment income, surrender charges and recordkeeping fees from this product. Account values for LINCOLN DIRECTORSM were $7.7 billion, $7.5 billion and $6.5 billion as of December 31, 2007, 2006 and 2005, respectively. Deposits for LINCOLN DIRECTORSM were $1.5 billion, $1.7 billion and $1.6 billion as of December 31, 2007, 2006 and 2005, respectively.

The LINCOLN ALLIANCE® program, with an open architecture platform, bundles our traditional fixed annuity products with the employer’s choice of retail mutual funds, along with recordkeeping and customized employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of LINCOLN ALLIANCE® program accounts. The retail mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets. This program is customized for each employer. The target market is primarily education and healthcare. LINCOLN ALLIANCE® program account values were $9.5 billion, $7.0 billion and $5.3 billion as of December 31, 2007, 2006 and 2005, respectively. Multi-Fund® Variable Annuity is a defined contribution retirement plan solution with full-bundled administrative services, experienced retirement consultants and high quality investment choices marketed to small- to mid-sized healthcare, education, governmental and not-for-profit plans. The product can be sold either to the employer through the Multi-Fund® Group Variable Annuity contract, or directly to the individual through the Multi-Fund® Select Variable Annuity contract. Funded through an LNL variable annuity contract, Multi-Fund® Variable Annuity offers participants 42 investment options from 9 fund families across a variety of asset classes. Included in the product offering is Lincoln Financial’s LIFESPAN® learning program, which provides participants with educational materials and one-on-one guidance for retirement planning assistance. We earn advisory fees, investment income, surrender charges and recordkeeping and administrative fees from this product. The Multi-Fund® Variable Annuity is currently not available in New York. Account values for the Multi-Fund® Variable Annuity were $13.3 billion, $13.5 billion and $12.9 billion as of December 31, 2007, 2006 and 2005, respectively. Multi-Fund® program deposits represented 17%, 20% and 22% of the segment’s deposits in 2007, 2006 and 2005, respectively.

Retirement Products - Executive Benefits

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

We offer a portfolio of both fixed UL and VUL COLI products sold primarily through specialty brokers. COLI and BOLI account values were $4.4 billion, $4.3 billion and $1.3 billion as of December 31, 2007, 2006 and 2005, respectively.

This segment also includes a closed-block of pension business in the form of group annuity and insured funding-type of contracts with assets under management of approximately $2.1 billion as of December 31, 2007. This block is currently in run-off.

Distribution

Defined Contribution has its own distribution force consisting of 80 internal and external wholesalers (including sales managers). The wholesalers distribute the Defined Contribution products through advisors, consultants, banks, wirehouses, TPAs and individual planners. Multi-Fund® is sold primarily through advisors to 403(b) plans in the healthcare and education markets. The LINCOLN ALLIANCE® program is sold primarily through consultants and advisors to 403(b) and 401(k) plans in the mid to large healthcare and corporate markets. Lincoln American Legacy RetirementSM and LINCOLN DIRECTORSM are sold primarily through banks, wirehouses, TPAs and individual planners to 401(k) plans in the micro to small corporate market. In October 2006, Employer Markets terminated its contract with the primary third-party wholesaler of the LINCOLN DIRECTORSM product. Although this termination did not have a material adverse effect on the Retirement Products segment’s results of operations, we have experienced a disruption in deposits and outflows of business as a result. However, we expect that in the long-term the benefits associated with our investment in a new wholesaling force will outweigh the consequences of terminating our third-party wholesaling relationship.

The distribution of Executive Benefit products are dominated by 15 intermediaries who specialize in the executive benefits market. We serve this group through a network of internal and external sales professionals.

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

Employer Markets – Group Protection

Overview

The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. Most of the segment’s group contracts are sold to employers with fewer than 500 employees.

The Group Protection segment was added as a result of the merger with Jefferson-Pilot and was previously known as Benefit Partners. Accordingly, the insurance premium product line data (in millions) for this segment, provided in the following table, only include nine months during 2006:

	For the Years Ended December 31,
	2007	2006
Life	$494	$334
Disability	601	407
Dental	136	95

Total non-medical	1,231	836
Medical	149	113

Total insurance premiums	$1,380	$949

Products

Group Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents. Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

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

Group Dental

We offer employer-sponsored group dental insurance, which covers a portion of the cost of eligible dental procedures for employees and their dependents. Products offered include indemnity coverage, which does not distinguish benefits based on a dental provider’s participation in a network arrangement, and a Preferred Provider Organization (“PPO”) product that does reflect the dental provider’s participation in the PPO network arrangement, including agreement with network fee schedules.

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

Claims Administration

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

INVESTMENT MANAGEMENT

Overview

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania, provides investment products and services to both individual and institutional investors through Delaware Management Holdings, Inc. and its affiliates, (“Delaware Investments”). Delaware Investments offers a broad line of mutual funds and other investment products to retail investors (including managed accounts).

Delaware Investments also offers investment advisory services and products to institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, and includes mutual funds offered by non-Delaware Investments entities for which Delaware Investments acts as a sub-advisor. As of December 31, 2007, Delaware Investments served as investment advisor to approximately 200 institutional accounts, acted as investment manager and performed additional services for approximately 95 open-end funds and for 7 closed-end funds. The Investment Management segment also provides investment advisory services for our corporate and general insurance portfolios, including separate accounts and mutual funds, and acts as investment advisor to collateralized debt obligations.

Products

Investment Management products include U.S. and international equity and fixed-income retail mutual funds, institutional separate accounts, institutional mutual funds, managed accounts, as well as administration services for some of these products.

The Investment Management segment’s assets under management (including assets under administration) (in millions) were as follows:

	As of December 31,
	2007	2006	2005
Retail – equity	$31,598	$31,705	$25,202
Retail – fixed	10,801	8,790	7,766

Total retail	42,399	40,495	32,968

Institutional – equity	21,732	21,957	18,755
Institutional – fixed (1)	11,526	21,105	13,079

Total institutional	33,258	43,062	31,834

Inter-segment assets	77,117	81,186	55,917

Total assets under management	$152,774	$164,743	$120,719

Total sub-advised assets, included above (2)	$20,789	$22,671	$20,503

(1)	In the fourth quarter of 2007, the Investment Management segment sold a portion of our institutional fixed-income business to an unaffiliated investment management company.
(2)

Effective May 1, 2007, the investment advisory role for the Lincoln Variable Insurance Trust, a product within our Employer Markets business, transitioned from Investment Management to another internal advisor. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management will continue to manage certain of the assets as a sub-advisor. As a result of this change, the Investment Management assets under management decreased by $3.2 billion, with a corresponding reduction in investment advisory fees – inter-segment and associated expenses.

Retail Products and Services

The Investment Management segment offers various retail products including mutual funds to individual investors, as well as investment services to high net worth and small institutional investors through managed accounts. The retail assets under management were $42.4 billion, $40.5 billion and $33.0 billion as of December 31, 2007, 2006 and 2005, respectively. These assets include $16.2 billion, $18.0 billion and $15.4 billion of sub-advised assets as of December 31, 2007, 2006 and 2005, respectively. We pay fees to the third party sub-advisors to manage the assets.

As of December 31, 2007, the Investment Management segment, through Delaware Investments, offered 42 open-end retail mutual funds to suit an array of investment needs. Delaware Investments’ mutual funds are grouped by asset class, with each investment management team focused on a specific investment discipline. This structure of distinct investment teams allows for a style-specific research effort tailored for each asset class. The mutual funds are owned by the shareholders of those funds and not by Delaware Investments. Delaware Investments manages the funds pursuant to an agreement with the separate funds boards. Accordingly, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in our consolidated financial statements. Instead, Delaware Investments earns fees for providing the management and other services to the funds.

Delaware Investments manages both open-end and closed-end funds. An open-end mutual fund does not have a fixed number of shares and will normally offer as many shares as investors are willing to buy. Investors sell their shares by requesting the fund to redeem the shares. The open-end funds are available with various pricing structures, such as A-class with a front end sales charge, B-class and C-class with a contingent deferred sales charge as well as R-class and Institutional class, which are sold without a front end or contingent deferred sales charge and are designed for certain retirement plans and/or institutional investors. A-, B-, C- and R-classes are generally subject to Rule 12b-1 fees. A closed-end fund offers a fixed number of shares and is usually sold through a brokerage firm. After the initial offering, shares normally trade on a major stock exchange. During 2007, Investment Management closed three funds: the VIP Global Bond fund, which was liquidated in February 2007; the Tax Free Minnesota Insured fund, which merged into the Tax Free Minnesota fund in April 2007; and the Tax Free Florida Insured fund, which merged into the Tax Free USA fund in July 2007. In addition, Investment Management launched a new closed-end fund, the Delaware Enhanced Global Dividend and Income Fund, which combines domestic and international stocks, real estate investment trusts and debt securities for investors seeking diversification and high current income.

The Investment Management segment also provides investment advisory services to clients through separately managed accounts, commonly referred to as wrap accounts. These products are offered by a sponsor, typically a broker-dealer, to higher net worth individuals with a minimum investment of approximately $250,000. During 2006, the Investment Management segment closed the International American Depository Receipt (“ADR”) separately managed account product, which is sub-advised by Mondrian, and the Delaware Large Cap Growth Equity separately managed account to new investors. An ADR is a security that trades in the U.S. but represents a specified number of shares in a foreign corporation. ADRs are bought and sold on U.S. markets just like traditional stocks and are issued or sponsored in the U.S. by a bank or brokerage firm.

Institutional Products and Services

For institutional clients, the Investment Management segment offers Delaware Pooled Trust and institutional separate accounts and manages collaterized debt obligations (“CDOs”). Institutional assets under management were $33.3 billion, $43.1 billion and $31.8 billion as of December 31, 2007, 2006 and 2005, respectively.

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

The Investment Management segment also provides investment advisory services for CDOs. CDOs are pools of debt instruments that are securitized and sold to investors through a sponsor, typically an investment bank. The Investment Management segment does not invest in these securities but provides investment advisory services at a fee. As of December 31, 2007, the Investment Management segment provided advisory services for $6.1 billion of CDO’s.

As stated in “Acquisition and Dispositions” above, on October 31, 2007, we completed the sale with an unaffiliated investment management company involving certain members of our fixed income team and related institutional taxable fixed income business.

The Investment Management segment also provides investment management services for LNC’s general account assets for which it earns advisory revenue.

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

Investment performance is a key driver of the Investment Management segment’s ability to attract new sales, retain existing assets and improve net flows. The following table summarizes the performance of institutional and managed accounts composites relative to their respective benchmarks for the one-, three- and five-year periods ended December 31, 2007.

	One Year	Three Year	Five Year
Number of institutional composites outperforming their respective benchmarks (1)	4 of 8	4 of 8	3 of 7
Number of managed account styles outperforming their respective benchmarks (2)	4 of 7	4 of 5	2 of 5

(1)	Represents the largest composites based on assets under management. The returns for these composites are Global Investment Performance Standards compliant and the benchmarks are industry standards.
(2)	Represents Delaware Investments’ managed account styles that have associated benchmarks for the respective length of time.

Delaware Investments closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds that have similar investment characteristics and objectives. Performance in various key categories, as reported to Lipper, one of the leading providers of mutual fund research, is used by Delaware Investments in measuring its funds’ performance. The following table summarizes the performance for the 25 largest mutual funds and for all of the mutual funds in the Delaware Investments’ family of funds for the one-, three- and five-year periods ended December 31, 2007.

	One Year	Three Year	Five Year
Number of Funds out of Delaware's top 25 retail mutual funds in top half of their Lipper category (1)	9 of 25	13 of 25	14 of 25

Number of all retail mutual funds in top half of their Lipper category (1)	13 of 42	24 of 42	25 of 41

(1)

For these purposes, Delaware Investments’ family of funds does not include variable insurance product funds or mutual funds managed by Delaware Investments for certain of our affiliates or other third parties.

LINCOLN UK

Overview

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“U.K.”). Lincoln UK is primarily focused on protecting and enhancing the value of its existing customer base. The segment accepts new deposits on the existing block of business and markets a limited range of new products.

Beginning in 2006 and continuing into 2007, Lincoln UK began participating in our overall Retirement Income Security Venture initiative and we have now introduced retirement income product solutions into the U.K. marketplace. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. These products have largely been issued to individuals, and benefits, premium levels and charges can often be varied within limits. Certain contract holders have chosen to contract out of the State Second Pension through a Lincoln personal pension arrangement. Lincoln UK receives rebate premiums from the government for those contract holders. These rebates are reported as deposits and as such only the fees earned by Lincoln UK are reported as revenue.

The Lincoln UK segment’s product revenues (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Life products	$121	$95	$142
Pension products	160	131	88
Other products	8	11	10

Total product revenues	$289	$237	$240

Product revenues include premiums, fees and assessments for Lincoln UK’s products.

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

OTHER OPERATIONS

Overview

Other Operations includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings and certain expenses, including restructuring and merger-related expenses), along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re. Other Operations also includes the eliminations of intercompany transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to Individual Markets and Employer Markets. In addition, as a result of our agreements dated as of November 12, 2007, we executed plans to divest our television broadcasting, sports programming and Charlotte radio stations, and accordingly, we have reported the results of these businesses as discontinued operations. Consequently, we no longer have the Lincoln Financial Media segment and now report our remaining media operations within Other Operations.

Revenues (in millions) from Other Operations were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Insurance premiums	$2	$5	$1
Net investment income	192	225	203
Amortization of deferred gain on indemnity reinsurance	74	75	76
Communications revenue (net)	107	85	—
Other revenues and fees	(7)	(10)	(6)
Inter-segment elimination of investment advisory fees	(87)	(97)	(99)

Total operating revenues	$281	$283	$175

REINSURANCE

We follow the industry practice of reinsuring a portion of our life insurance and annuity risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We use reinsurance to protect our insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. We also use reinsurance to improve our results by leveraging favorable reinsurance pricing. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their contract holders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

We reinsure approximately 45% to 50% of the mortality risk on newly issued non-term life insurance contracts and approximately 40% to 45% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $2 million for each type of insurance.

On July 31, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity® Advantage, our rider related to our Individual Market’s variable annuity products. This is the first time we have entered into a third-party reinsurance agreement related to our variable annuity business. Swiss Re is providing 50% quota share coinsurance of our lifetime guaranteed minimum withdrawal benefit, Lincoln SmartSecurity® Advantage, for business written in 2007 and 2008, up to a total of $3.8 billion in deposits. As of December 31, 2007, we had remaining capacity of $2.2 billion. We will retain 100% of the base variable annuity contracts. This reinsurance agreement strengthens and diversifies our enterprise risk management platform and expands our capacity with regard to retirement income security products.

Portions of our deferred annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies to limit our exposure to interest rate risks. In a Modco program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e. premiums, expenses, claims, etc.) based on their respective quota share of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 8. For risks involving reinsurance, see “Item 1A. Risk Factors.”

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates and methods of valuation.

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

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is not less favorable than the reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include mortality rates, policy persistency and interest rates. We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred as we believe appropriate.

For risks related to reserves, see “Item 1A. Risk Factors.”

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

We do not use derivatives for speculative purposes. Derivatives are used for hedging purposes and income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GMDB, GMWB and GIB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, and credit, foreign exchange and equity risks. Income generation strategies include credit default swaps through replication synthetic asset transactions. These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets. Our investment portfolio does not contain any significant concentrations in single issuers. In addition, we do not have a significant concentration of investments in any single industry segment; no single segment comprised more than 10% of invested assets as of December 31, 2007.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 4.

RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of our principal insurance subsidiaries and the debt of LNC. Ratings are not recommendations to buy our securities.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations. There may be other rating agencies that also rate our securities, which we do not disclose in our reports.

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”) are characterized as follows:

•	A.M. Best – A++ to S

•	Fitch – AAA to D

•	Moody’s – Aaa to C

•	S&P – AAA to R

As of January 31, 2008, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

	A.M. Best	Fitch	Moody’s	S&P
LNL	A+ (2nd of 16)	AA (3rd of 24)	Aa3 (4th of 21)	AA (3rd of 21)
LLANY	A+ (2nd of 16)	AA (3rd of 24)	Aa3 (4th of 21)	AA (3rd of 21)
First Penn-Pacific Life Insurance Company (“FPP”)	A+ (2nd of 16)	AA (3rd of 24)	A1 (5th of 21)	AA- (4th of 21)

The A.M. Best, Fitch and Moody’s ratings above have a stable outlook. The S&P ratings have a positive outlook for LNL and LLANY.

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings.

Debt Ratings

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – aaa to d

•	Fitch – AAA to D

•	Moody’s – Aaa to C

•	S&P – AAA to D

As of January 31, 2008, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, were as follows:

A. M. Best	a	(6th of 22)
Fitch	A	(6th of 24)
Moody's	A3	(7th of 21)
S&P	A+	(5th of 22)

The short-term credit rating scales of A.M. Best, Fitch Ratings, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d

•	Fitch – F1 to D

•	Moody’s – P-1 to NP

•	S&P- A-1 to D

As of January 31, 2008, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, were as follows:

A. M. Best	AMB-1	(2nd of 6)
Fitch	F1	(1st of 6)
Moody's	P-2	(2nd of 4)
S&P	A-1	(2nd of 6)

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

REGULATORY

General

Our insurance subsidiaries, like other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to supervisory agencies. In the U.S., this power is vested in state insurance departments.

In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting contract holders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. Our principal insurance subsidiaries are domiciled in the following states:

Insurance Subsidiary	State of Domicile
LNL	Indiana
LLANY	New York
FPP	Indiana

During 2007, we merged our Jefferson-Pilot Life Insurance Company subsidiary, domiciled in North Carolina, and our Jefferson-Pilot Financial Insurance Company subsidiary, domiciled in Nebraska, with and into LNL. Also, in 2007, we redomiciled our Jefferson-Pilot LifeAmerica Insurance Company subsidiary from New Jersey to New York, and merged our New York domiciled company subsidiary, LLANY, with and into it. We renamed the merged entity LLANY. LLANY is a wholly owned subsidiary of LNL. Finally, as of October 1, 2007, LNL voluntarily withdrew as an accredited reinsurer from the state of New York.

The insurance departments of the domiciliary states exercise principal regulatory jurisdiction over our insurance subsidiaries. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct. Insurance company regulation is discussed further under “Insurance Holding Company Regulation” and “Restrictions on Subsidiaries’ Dividends and Other Payments.”

A new statutory reserving standard (commonly called “VACARVM”) is being developed by the National Association of Insurance Commissioners (“NAIC”) replacing current statutory reserve practices for variable annuities with guaranteed benefits, such as GMWBs. The timing for adoption of VACARVM is anticipated to occur sometime in 2008, with an effective date of December 31, 2008. Because the NAIC has not determined the final version of VACARVM, we cannot estimate the ultimate impact that VACARVM will have on our liquidity and capital resources. However, in its current draft form, VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us. We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries. For more information on VACARVM and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in the MD&A.

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

In February 2008, the Bush Administration proposed that many of the temporary rate reductions from EGTRRA and the JGTRRA be made permanent. The Administration also continues to propose tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. However, we expect that the income for life guarantee provided within an annuity and features like our GMWB will continue to be viewed as significant benefits and may offset the adverse effect of these proposals.

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

Some of our separate accounts as well as mutual funds that we sponsor, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. LFN’s agents and our employees, insofar as they are involved in the sale or marketing of products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the U.S. Securities and Exchange Commission (“SEC”), the FINRA and state securities commissioners. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

Federal and state regulators are devoting substantial attention to the mutual fund, indexed annuity and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous regulatory reform initiatives addressing issues which include, but are not limited to, mutual fund governance and compliance practices, late trading, suitability of indexed and variable annuity products, directed brokerage and soft dollars, and new disclosure requirements concerning commission breakpoints, revenue sharing, shelf space, advisory fees, market timing, portfolio pricing, information about portfolio managers and other issues. While we have made certain changes to our businesses in response to new regulations, they have not had a significant impact on our businesses. However, it is difficult to predict whether additional changes resulting from new regulations will materially affect our businesses, and, if so, to what degree.

Insurance Holding Company Regulation

LNC and its primary insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana and New York. These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

In addition, our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of (i) 10% of surplus to contract holders as of the immediately preceding calendar year or (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Indiana Insurance Commissioner to bring an action to rescind a dividend which violates these standards. In the event that the Indiana Insurance Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary. For information regarding dividends paid to us during 2007 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources-Sources of Liquidity and Cash Flow” in the MD&A.

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

Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	“Company action level” – If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake.

•

“Regulatory action level” – If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•

“Authorized control level” – If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•	“Mandatory control level” – If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.

As of December 31, 2007, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “Company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “Company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, including but not limited to changes in the regulatory environment, including changes to the manner in which the RBC ratio is calculated, economic conditions and competitive conditions in the jurisdictions in which we write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

EMPLOYEES

As of December 31, 2007, we had a total of 10,870 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including LNC, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge, on or through our Internet website http://www.lfg.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The fee revenue that we earn on equity-based variable annuities, unit-linked accounts, VUL insurance policies and investment advisory business is based upon account values. Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee revenue. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses. As a result, the higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), and deferred front-end sales loads (“DFEL”). However, a decrease in the equity markets as well as worse than expected increases in lapses, mortality rates and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA and DFEL and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, VOBA and DFEL amortization, see “Critical Accounting Policies and Estimates” in the MD&A.

Changes in the equity markets, interest rates and/or volatility affects the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

The amount of reserves related to GMDB for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death benefit, calculated using a benefit ratio approach. The GMDB reserves take into account the present value of total expected GMDB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. The amount of reserves related to GMWB and GIB for variable annuities is based on the fair value of the underlying benefit. Both the level of expected GMDB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. The liabilities related to GMWB and GIB benefits valued at fair value are impacted by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets will decrease the amount of GMDB reserves that we must carry, and strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the GMWB and GIB benefits.

Conversely, a decrease in the equity markets will increase the net amount at risk under the GMDB benefits we offer as part of our variable annuity products, which has the effect of increasing the amount of GMDB reserves that we must carry. Also, a decrease in the equity market along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying GMWB and GIB benefits, which has the effect of increasing the amount of GMWB and GIB reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, and divergence between the performance of the underlying funds and hedging indices. For more information on our hedging program, see “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Funds” in the MD&A.

Changes in interest rates may cause interest rate spreads to decrease and may result in increased contract withdrawals.

Because the profitability of our fixed annuity and interest-sensitive whole life, UL and fixed portion of VUL insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability. Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital. Some of our products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest sensitive products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.

A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and rate our debt. Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future. Please see “Item 1. Business – Ratings” for a complete description of our ratings.

Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings. This could lead to a decrease in fees as outflows of assets increase, and therefore, result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

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

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2007, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, LFN and LFD, as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA. Our Investment Management segment, like other investment management companies, is subject to regulation and supervision by the SEC, FINRA, the Municipal Securities Rulemaking Board, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln UK is subject to regulation by the FSA in the U.K. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. Finally, our radio operations require a license, subject to periodic renewal, from the Federal Communications Commission to operate. While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations.

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

For further information on regulatory matters relating to us, see “Item 1. Business – Regulatory.”

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. For example, effective January 1, 2008, we adopted Statements of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) which resulted in an increase to our embedded derivative liability for variable annuity living benefits of $25 million – $75 million after

DAC and after-tax, recorded through net income. For more information on SFAS 157 and other accounting pronouncements, see Note 2.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

Federal and state regulators continue to focus on issues relating to variable insurance products, including suitability and replacements and sales to seniors. Like others in the industry, we have received inquiries including requests for information regarding sales to seniors from FINRA. We are in the process of responding to these inquiries. We continue to cooperate fully with such authority. In addition, we are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally. Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. For more information on pending material legal proceedings, see “Item 3. Legal Proceedings.”

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

EGTRRA and JGTRRA contain provisions that have and will (in the absence of any further legislation) continue, near term, to significantly lower individual tax rates. These may have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent’s estate. Many of these provisions expire in 2010, unless extended. The Bush Administration continues to propose that many of the foregoing rate reductions, as well as elimination of the estate tax, be made permanent, and continues to propose several tax-favored savings initiatives, that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. Although we cannot predict the overall effect on the sales of our products of the tax law changes included in these Acts, some of these changes might hinder our sales and result in the increased surrender of insurance products.

In addition, changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling which purports, among other things, to modify the calculation of separate account deduction for dividends received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007 ruling and announced a new regulation project on the issue. The current separate account deduction for dividends calculation lowered the effective tax rate by approximately 4% for the year ended December 31, 2007.

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

We are a holding company and we have no direct operations. Our principal asset is the capital stock of our insurance and investment management subsidiaries.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as ceding). As of December 31, 2007, we have ceded approximately $351 billion of life insurance in-force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2007, we had $8.2 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $4.3 billion relates to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. Swiss Re has funded a trust to support this business. The balance in the trust changes as a result of ongoing reinsurance activity and was $1.8 billion as of December 31, 2007. In addition, should Swiss Re’s financial strength ratings drop below either S&P AA- or A.M. Best A or their NAIC risk based capital ratio fall below 250%, assets equal to the reserves supporting business reinsured must be placed into a trust according to pre-established asset quality guidelines. Furthermore, approximately $2.1 billion of the Swiss Re treaties are funds-withheld structures where we have a right of offset on assets backing the reinsurance receivables.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $73 million of reinsurance recoverables on certain of this income disability business. We have agreed to arbitrate this dispute with Swiss Re. Although the outcome of the arbitration is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

During the third quarter of 2006, one of LNL’s reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. As of December 31, 2007, of the $800 million of fixed annuity business that LNL reinsures with Scottish Re, approximately 71% is reinsured through the use of Modco treaties, in which LNL possesses the investments that support the reserves ceded to Scottish Re. For its annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust for the benefit of LNL that supports the reserves. In addition to fixed annuities, LNL has approximately $108 million of policy liabilities on the life insurance business it reinsures with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to LNL.

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

Catastrophes may adversely impact liabilities for contract holder claims and the availability of reinsurance.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Pandemics, hurricanes, earthquakes and man-made catastrophes, including terrorism, may produce significant damage in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries. Accordingly, our ability to write new business could also be affected.

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

Our businesses are intensely competitive. We compete based on a number of factors including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, claims-paying and credit ratings. Our competitors include insurers, broker-dealers, financial advisors, asset managers and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do.

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

Our business, results of operations and financial condition may be adversely affected by general domestic economic and business conditions that are less favorable than anticipated.

Recent events, including fallout from problems in the U.S. credit markets, indicate a potential near-term recession in the U.S. economy. A steady economy is important as it provides for continuing demand for our insurance and investment-type products. Insurance premium growth, with respect to life and disability products, for example, is closely tied to employers’ total payroll growth. A recession resulting in higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, could cause the demand for our financial and insurance products to be adversely affected, and therefore, have an adverse effect on our results of operations. In addition, continued problems in the U.S. capital markets could have an adverse effect on our financial condition and liquidity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

LNC and the various operating businesses own or lease approximately 4.1 million square feet of office space. We lease 0.4 million square feet of office space in Philadelphia, Pennsylvania. In 2007, our corporate center, the Investment Management segment, LFD and LFN occupied the space in Philadelphia. In 2007, we leased 0.2 million square feet of office space in Radnor, Pennsylvania, which will contain our corporate center and LFD beginning in the second quarter of 2008. The operating units in the Fort Wayne, Indiana and Greensboro, North Carolina areas own or lease 1.6 million square feet. Also, businesses operating in the Chicago, Illinois metro area, Atlanta, Georgia, Omaha, Nebraska, Concord, New Hampshire, Hartford, Connecticut and the U.K. own or lease another 0.9 million square feet of office space. An additional 1.0 million square feet of office space is owned or leased in other U.S. cities for branch offices and other operations. As provided in Note 13, the rental expense on operating leases for office space and equipment totaled $65 million for 2007. This discussion regarding properties does not include information on investment properties.

Item 3.	Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13 which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2007, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 29, 2008 were as follows:

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Dennis R. Glass	58	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 - July 2007). President and Chief Executive Officer, Jefferson-Pilot (2004 - April 2006). President and Chief Operating Officer, Jefferson-Pilot (2001 - April 2006).

Charles C. Cornelio	48	Senior Vice President, Shared Services and Chief Information Officer (since April 2006). Executive Vice President, Technology and Insurance Services, Jefferson-Pilot (2004 - April 2006). Senior Vice President, Jefferson-Pilot (1997 - 2004).

Patrick P. Coyne	44	President of Lincoln National Investment Companies, Inc.* and Delaware Management Holdings, Inc.* (since July 2006). Executive Vice President and Chief Investment Officer, Lincoln National Investment Company, Inc. and Delaware Management Holdings, Inc. (2003 - July 2006). Senior Vice President and Deputy Chief Investment Officer, Lincoln National Investment Company, Inc. and Delaware Management Holdings, Inc. (2002 -2003).

Frederick J. Crawford	44	Senior Vice President and Chief Financial Officer (since 2005). Vice President and Treasurer (2001 - 2004).

Robert W. Dineen	58	President, Lincoln Financial Advisors* (since 2002). Senior Vice President, Managed Asset Group, Merrill Lynch, a diversified financial services company (2001 - 2002).

Heather C. Dzielak	39	Senior Vice President, Retirement Income Security Ventures* (since September 2006). Vice President, Lincoln National Life Insurance Company* (December 2003 - September 2006). Vice President of Sales - Chief Administrative Officer, ING USA Annuity and Life Insurance Co. (May - November 2003). Vice President of Sales - Income Annuity Product Line Leader, ING USA Annuity and Life Insurance Co. (2001 - 2003).

Mark E. Konen	48	President, Individual Markets* (since April 2006). Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 - April 2006). Executive Vice President, Product/Financial Management (2002 - 2004). Executive Vice President, Product Development, M&A (2000 - 2002).

Terrence J. Mullen	43	President, Lincoln Financial Distributors (since 2006). Senior Vice President, Head of Sales, Lincoln Financial Distributors (2004 - 2006). Senior Vice President and Managing Director, American Legacy (2003 - 2004). Senior Vice President, National Sales Manager and Managing Director, Seasons Select at AIG SunAmerica, a retirement savings and investment products company (1996 - 2003).

Elizabeth L. Reeves	54	Senior Vice President, Chief Human Resources Officer (since 2005). Senior Vice President, Human Resources, The ServiceMaster Company, a home services company (2002 - 2004). Executive Vice President, Human Resources, BCOM 3 Group (now Publicis), a communications company (2000 - 2002).

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Dennis L. Schoff	48	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel (2001 - 2002).

Michael Tallett-Williams	54	President and Managing Director, Lincoln National (UK)* (since 2000).

Westley V. Thompson	53	President, Employer Markets* (since April 2006). Chief Executive Officer and President, Lincoln Financial Distributors (2000 - April 2006). Senior Vice President, Lincoln Life and Annuity Distributors (1998 - 2002).

*	Denotes an affiliate of LNC.
**	Age shown is based on the officer’s age as of February 29, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Stock Market and Dividend Information

Our common stock is traded on the New York and Chicago stock exchanges under the symbol LNC. At December 31, 2007, the number of shareholders of record of our common stock was 11,742. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Review of Consolidated Financial Condition” in the MD&A and Note 18. The following table presents the high and low closing prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2007
High	$71.18	$74.72	$72.28	$70.66
Low	64.29	66.90	54.40	55.84
Dividend declared	0.395	0.395	0.395	0.415

2006
High	$57.97	$60.52	$63.47	$66.72
Low	52.00	54.30	53.94	61.74
Dividend declared	0.380	0.380	0.380	0.395

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table summarizes our stock repurchases during the quarter ended December 31, 2007 (dollars in millions, except per share data):

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
10/1/07 - 10/31/07	4,362	$68.47	—	$1,963.4

11/1/07 - 11/30/07	4,182,013	59.76	4,181,100	1,713.5

12/1/07 - 12/31/07	846,056	59.49	842,281	1,663.4

(1)

Of the total number of shares purchased, 7,236 shares were received in connection with the exercise of stock options and related taxes and 1,814 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended December 31, 2007, there were 5,023,381 shares purchased as part of publicly announced plans or programs.

(2)

On February 23, 2007, our Board approved a $2 billion increase to our existing securities repurchase authorization, bringing the total authorization at that time to $2.6 billion. At December 31, 2007, our security repurchase authorization was $1.7 billion. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. The shares repurchased in connection with the awards described in footnote (1) are not included in our security repurchase.

(3)	As of the last day of the applicable month.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is hereby incorporated by reference.

Item 6.	Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with the MD&A and the Notes of this report. Some previously reported amounts have been reclassified to conform to the presentation at and for the year ended December 31, 2007.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Total revenues	$10,594	$8,962	$5,475	$5,351	$5,284
Income from continuing operations	1,321	1,295	831	732	767
Net income	1,215	1,316	831	707	512
Per share data (1):
Net income – basic	$4.50	$5.21	$4.80	$4.01	$2.89
Net income – diluted	4.43	5.13	4.72	3.95	2.85
Common stock dividends	1.600	1.535	1.475	1.415	1.355

	As of December 31,
	2007	2006	2005	2004	2003
Assets	$191,435	$178,495	$124,860	$116,219	$106,745
Long-term debt	4,618	3,458	1,333	1,389	1,459
Stockholders’ equity	11,718	12,201	6,384	6,176	5,812
Per share data (1):
Stockholders' equity including accumulated other comprehensive income (2)	$44.32	$44.21	$36.69	$35.53	$32.56
Stockholders' equity excluding accumulated other comprehensive income (2)	43.46	41.99	33.66	30.17	27.69
Market value of common stock	58.22	66.40	53.03	46.68	40.37

(1)

Per share amounts were affected by the issuance of 112.3 million shares for the acquisition of Jefferson-Pilot in 2006 and the retirement of 15.4 million, 16.9 million, 2.3 million and 7.6 million shares of common stock during the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

(2)	Per share amounts are calculated under the assumption that preferred stock has been converted to common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company” which also may be referred to as “we,” “our” or “us”) as of December 31, 2007, compared with December 31, 2006, and the results of operations of LNC in 2007 and 2006, compared with the immediately preceding year. On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC. The financial information presented herein for the year ended December 31, 2006 reflects the accounts of LNC for the three months ended March 31, 2006, and the consolidated accounts of LNC and Jefferson-Pilot for the remainder of 2006. The data presented herein for the 2005 period reflects the accounts of LNC. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.

•

Operating revenues are revenues recorded in accordance with accounting principles generally accepted in the United States of America (“GAAP”) excluding realized gains and losses and the amortization of deferred gains arising from reserve development on business sold through reinsurance.

•

Income (loss) from operations is GAAP net income excluding net realized gains and losses, losses on early retirement of debt, reserve development (net of related amortization) on business sold through reinsurance, discontinued operations and the initial impact of the adoption of changes in accounting principles.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenues and income (loss) from operations by segment in Note 20. Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Certain reclassifications have been made to prior periods’ financial information to conform to the 2007 presentation.

FORWARD-LOOKING STATEMENTS - CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by LNC or on LNC’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “project,” “will,” “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our business, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. LNC claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline VACARVM (“VACARVM”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

•

The initiation of legal or regulatory proceedings against LNC or its subsidiaries, and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and extra-contractual and class action damage cases; (c) new decisions that result in changes in law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;

•

A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset-based fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

•

Ineffectiveness of LNC’s various hedging strategies used to offset the impact of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;

•

A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income, including as a result of investor-owned life insurance business;

•

Changes in GAAP that may result in unanticipated changes to LNC’s net income, including the impact of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities;”

•

Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•

Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries and the adverse impact such action may have on the premium writings, policy retention and profitability of its insurance subsidiaries;

•

Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of LNC’s companies requiring that LNC realize losses on such investments;

•

The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions, including LNC’s ability to successfully integrate Jefferson-Pilot’s businesses, to achieve the expected synergies from the merger or to achieve such synergies within our expected timeframe;

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism, war or other man-made and natural catastrophes that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that LNC can charge for its products;

•

The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life;

•	Loss of key management, portfolio managers in the Investment Management segment, financial planners or wholesalers; and

•

Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding and investment results.

The risks included here are not exhaustive. Other sections of this report, LNC’s quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could impact LNC’s business and financial performance, including “Item 1A. Risk Factors,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and the risk discussions included in this section under “Critical Accounting Policies and Estimates,” “Consolidated Investments” and “Reinsurance,” which are incorporated herein by reference. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and investment management businesses as well as a radio broadcasting business through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and managed accounts.

We provide products and services in four operating businesses: (1) Individual Markets; (2) Employer Markets; (3) Investment Management; and (4) Lincoln UK, and report results through six business segments. These operating businesses and their segments are described in “Item 1. Business.”

In 2007, we launched a broader life insurance and annuity unified product suite available to our distribution force. We have plans to launch the final unified variable life insurance product in the second quarter of 2008 after receiving appropriate regulatory approvals. In February 2008, we launched a new guaranteed minimum withdrawal benefit (“GMWB”), Lincoln Lifetime IncomeSM Advantage, which includes such features as a reduced minimum age for lifetime income eligibility; a 5% benefit enhancement in each year an owner does not take a withdrawal; a health care benefit; and a guaranteed minimum accumulation benefit.

Our individual products and services are distributed primarily through brokers, planners, agents and other intermediaries with sales and marketing support provided by approximately 650 wholesalers within Lincoln Financial Distributors (“LFD”), our wholesaling distributor. Our group products and services are distributed primarily through financial advisors, employee benefit brokers, third party administrators and other employee benefit firms with sales support provided by Lincoln’s Employer Markets’ group and retirement sales specialists. Our retail distributor, Lincoln Financial Network, offers LNC and non-proprietary products and advisory services through a national network of approximately 7,300 active producers who placed business with us within the last twelve months.

We offer creative product solutions that focus on how each part of a person’s portfolio can provide income, accumulation, protection or leverage appropriately during the different phases of the retirement wealth cycle. We believe that our Retirement Income Security Venture (“RISV”), a group of individuals from within our organization, is focused on anticipating future needs and developing solutions to meet those opportunities during the different phases. We believe that the baby-boomer generation reaching retirement age will present an emerging opportunity for companies like ours that offer products allowing baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs and to protect their assets through risk transfer product features. Retirement income security represents all of the risks at various stages of the wealth management cycle, not just the risk of outliving income during retirement. According to industry studies, by 2012, it is estimated that there will be over $1 trillion of money in motion each and every year as retirees begin to withdraw funds from their retirement vehicles and the retirees will need a strategy to manage those funds. We expect that these retirees will also be looking for the ability to transfer risk of their financial retirement decisions from themselves to someone else, and we believe the insurance industry is uniquely positioned to transfer those risks.

Within the Individual Markets variable annuity business, our Lincoln SmartSecurity® Advantage, with its one-year reset feature, including the Lifetime withdrawal benefit introduced in 2006, and five-year reset feature, contributed to our growth with elections of these riders totaling 41% of deposits in 2007. We also offer a patented annuity product feature, i4LIFE®, which we introduced a few years ago to meet the needs of baby-boomers for retirement income as they enter the retirement phase of their life cycle. The i4LIFE® Advantage product offers a guaranteed minimum income benefit (“GIB”) rider, which can be elected to provide a floor to the amount of income available from the annuity during retirement. In 2007, elections of i4LIFE® were $2.4 billion, an increase of $786 million over 2006. Additionally, in 2006, we introduced 4LATER® to meet the needs of baby-boomers who are not ready for retirement but are ready to plan for it. In 2007, deposits of 4LATER® were approximately $2.0 billion. We also offer a fixed indexed annuity, which offers upside growth from equity markets with fixed return protection.

In our Individual Markets - Life Insurance segment, we are in a competitive marketplace, especially related to life insurance products with secondary guarantees. This product requires us to maintain risk management and pricing discipline, which is especially important in the competitive environment. Sales of insurance products with such guarantees comprised 70% of our life insurance sales in 2007. The statutory reserving requirements for these products are such that it is necessary for us to utilize capital market solutions to manage the level of reserves held in our domestic life insurance companies. As a result, as discussed in “Recent Developments” below, we completed a transaction that enabled us to release approximately $300 million of capital in 2007 from one of our insurance subsidiaries under Actuarial Guideline 38 (“AXXX”).

Our Employer Markets business has more than $42.6 billion in account values, including $36.1 billion for Defined Contribution. This business unit provides us the platform to benefit from the movement in the marketplace by employees away from the traditional defined benefit pension plans towards voluntary defined contribution plans, such as 401(k)s and 403(b)s, and the increase in voluntary group life and disability has also provided for a convergence of distribution strategies. We also believe that there are opportunities to capitalize on revenue synergies by leveraging our Group Protection’s group business with Retirement Products’ defined contribution platform for a single employer solution. We also believe that the Pension Protection Act of 2006 (“PPA”) will benefit the Employer Markets business. Our oldest block of business in our Retirement Products’ segment is in run-off mode, and a substantial increase in new deposit production will be necessary to maintain earnings at current levels.

As our businesses and products are complex, so is the manner in which we derive income. For a discussion on how we derive our revenues, see our discussion in results of operations by segment below.

Going into 2008, we expect our major challenges to include:

•	Continuation of volatility in the capital markets;

•	Continuation of decline in the economy or a recession;

•	Success of our unified product portfolio and marketplace acceptance of new variable annuity features that will help maintain our competitive position;

•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;

•

Continuation of competitive pressures in the life insurance and annuity marketplace and regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry;

•	Continuation of the successful expansion of our wholesale distribution businesses;

•	Ability to improve financial and sales results and increase scale in our Employer Markets business;

•	Ability to generate tangible results from RISV; and

•	Continuation of focus by the government on tax reform, which may impact our products.

In the face of these challenges, we expect to focus on the following throughout 2008:

•	Continue to significantly invest in expanding our distribution in each of our core Individual Markets, Investment Management and Employer Markets businesses;

•	Continue near term product development in our manufacturing units and future product development initiatives in our RISV unit related to the evolving retirement income security marketplace;

•	Explore strategies to increase scale in our Employer Markets - Defined Contribution and Investment Management segments;

•	Further embed financial and execution discipline throughout our operations by using technology and making other investments to improve operating effectiveness and lower unit costs; and

•

Substantially complete the remaining platform and system consolidations necessary to achieve the final portion of integration cost saves as well as prepare us for more effective customer interaction in the future.

Industry Trends

We continue to be influenced by a variety of trends that affect the industry.

Financial Environment

The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities and UL. A flat or inverted yield curve and low long-term interest rates will be a concern if new money rates on corporate bonds are lower than overall life insurer investment portfolio yields. Equity market performance can also impact the profitability of life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance. Since mid-2007, the capital markets have experienced uncertainty in consumer credit related to sub-prime loans, which has contributed to increased credit losses and illiquidity. This uncertainty has also contributed to significant volatility in the equity markets and has raised fears of recession. A steady economy is important as it provides for continuing demand for insurance and investment-type products. Insurance premium growth, with respect to life and disability products, for example, is closely tied to employers’ total payroll growth. Additionally, the potential market for these products is expanded by new business creation.

Demographics

In the coming decade, a key driver shaping the actions of the insurance industry will be the rising income protection, wealth accumulation and needs of the retiring baby-boomers. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the baby-boomers to accumulate assets for retirement and subsequently to convert these assets into retirement income represents an opportunity for the insurance industry.

Insurers are well positioned to address the baby-boomers’ rapidly increasing need for savings tools and for income protection. We believe that, among insurers, those with strong brands, high financial strength ratings and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to baby-boomers.

Moreover, the insurance industry’s products and the needs they are designed to address are complex. We believe that individuals approaching retirement age will need to seek information to plan for and manage their retirements and that, in the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need information about their possible individual needs. One of the challenges for the insurance industry will be the delivery of this information in a cost effective manner.

Competitive Pressures

The insurance industry remains highly competitive. The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

Regulatory Changes

The insurance industry is regulated at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserve and capital requirements of the industry. In addition, regulators have undertaken market and sales practice reviews of several markets or products, including indexed annuities, variable annuities and group products.

Pension Plans

On August 17, 2006, President Bush signed the PPA into law. This act is considered to be the most sweeping pension legislation since the adoption of the Employee Retirement Income Security Act of 1974 on September 2, 1974. The provisions of the PPA may have a significant impact on demand for pension, retirement savings and lifestyle protection products in both the institutional and retail markets. This legislation, while not immediate, may have a positive impact on the life insurance and financial services industries in the future.

Recent Developments

On October 9, 2007, we issued $375 million aggregate principal amount of our 6.30% Senior Notes due October 9, 2037. We contributed the net proceeds of approximately $370 million from the offering to a new wholly-owned insurance subsidiary. This new subsidiary was created for the purpose of reinsuring the policy liabilities of our existing insurance affiliates, primarily related to statutory reserves on UL products with secondary guarantees. These reserves are calculated under prevailing statutory reserving requirements as promulgated under AXXX. The transaction released approximately $300 million of capital previously supporting our UL products with secondary guarantees. We intend to use the released capital for general corporate purposes, including for share repurchase and supporting future business growth.

For details surrounding the 2007 transactions pertaining to our media and fixed income investment management businesses, see “Acquisition and Dispositions” below.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position. In applying these critical accounting policies in preparing our financial statements, management must use significant assumptions, estimates, and judgments and estimates concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1.

DAC, VOBA, DSI and DFEL

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for DAC, VOBA, DSI and DFEL impact the Individual Markets - Annuities, Individual Markets - Life Insurance, Employer Markets - Retirement Products, Employer Markets - Group Protection and Lincoln UK segments.

Acquisition costs for variable annuity and deferred fixed annuity contracts and UL and VUL policies, which are accounted for under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold or VOBA for books of business we acquired. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases product expense charge revenues and income. DSI is included within other assets on our Consolidated Balance Sheets and, when amortized, increases interest credited and reduces income.

EGPs vary based on a number of sources including policy persistency, mortality, fee income, investment margins, expense margins and realized gains and losses on investments, including assumptions about the expected level of credit-related losses. Each of these sources of profit is, in turn, driven by other factors. For example, assets under management and the spread between earned and credited rates drive investment margins; net amount at risk (“NAR”) drives the level of cost of insurance (“COI”) charges and reinsurance premiums. The level of separate account assets under management is driven by changes in the financial markets (equity and bond markets, hereafter referred to collectively as “equity markets”) and net flows. Realized gains and losses on investments include amounts resulting from differences in the actual level of impairments and the levels assumed in calculating EGPs.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2007, were as follows:

	Individual Markets		Employer Markets
	Annuities	Life Insurance	Retirement Products	Group Protection	Lincoln UK	Other Operations	Total
DAC and VOBA	$2,477	$5,409	$797	$123	$772	$2	$9,580
DSI	279	—	—	—	—	—	279

Total	2,756	5,409	797	123	772	2	9,859
DFEL	131	649	24	—	379	—	1,183

Net total	$2,625	$4,760	$773	$123	$393	$2	$8,676

Note:	The above table includes DAC and VOBA amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises (“SFAS 60”).” Under SFAS 60, acquisition costs for traditional life insurance and Group Protection’s products, which include whole life and term life insurance policies and group life, dental and disability policies, are amortized over periods of 10 to 30 years for life products and up to 15 years for group products on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS 60 for fixed and variable payout annuities.

The adoption of Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”) on January 1, 2007, increased DAC and VOBA amortization, net of deferrals by approximately $11 million. The adoption of this new guidance primarily impacts our Individual Markets - Annuities and Employer Markets - Group Protection businesses, and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and VOBA. For a detailed discussion of SOP 05-1, see Note 2.

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between the estimates of future gross profits used in the prior quarter and the emergence of actual and updated estimates of future gross profits in the current quarter (“retrospective unlocking”). In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with certain guarantees. These assumptions include investment margins, mortality, retention and rider utilization. Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking”). The distinction between these two types of unlocking is that retrospective unlocking is driven by the emerging experience period-over-period, while prospective unlocking is driven by changes in assumptions or projection models related to estimated future gross profits.

The increase (decrease) to income from operations by business segment from our prospective unlocking (in millions) was as follows:

	DFEL(1)	DAC and VOBA(2)	DSI(3)	GMDB and Life Reserves(4)	Guarantee Embedded Derivative(4)	Total
For the Years Ended December 31,
2007
Individual Markets:
Annuities	$(1)	$8	$1	$(1)	$1	$8
Life Insurance	18	(13)	—	—	—	5
Employer Markets:
Defined Contribution	—	(2)	—	—	—	(2)
COLI and BOLI	—	(1)	—	—	—	(1)
Lincoln UK	3	(1)	—	—	—	2

Total	$20	$(9)	$1	$(1)	$1	$12

2006
Individual Markets:
Annuities	$(2)	$1	$1	$2	$—	$2
Life Insurance	(1)	(9)	—	(10)	—	(20)
Employer Markets:
Defined Contribution	—	5	—	—	—	5
COLI and BOLI	—	(1)	—	—	—	(1)
Lincoln UK	(8)	2	—	—	—	(6)

Total	$(11)	$(2)	$1	$(8)	$—	$(20)

2005
Individual Markets:
Annuities	$1	$22	$1	$5	$(7)	$22
Life Insurance	(13)	16	—	—	—	3
Employer Markets:
Defined Contribution	—	14	—	—	—	14
COLI and BOLI	(1)	1	—	—	—	—
Lincoln UK	6	6	—	—	—	12

Total	$(7)	$59	$1	$5	$(7)	$51

(1)	Reported in insurance fees on our Consolidated Statements of Income.
(2)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.
(3)	Reported in interest credited on our Consolidated Statements of Income.
(4)	Reported in benefits on our Consolidated Statements of Income.

The impact of prospective unlocking on income from operations included a $28 million increase from assumption changes net of a $16 million decrease from model refinements for 2007, an $18 million decrease from assumption changes and a $2 million decrease from model refinements for 2006 and a $50 million increase from assumption changes and a $1 million increase from model refinements for 2005. The 2006 amounts also reflect our harmonization of several assumptions and related processes as a result of our merger with Jefferson-Pilot. The effects varied by segment and are discussed further in the respective segment discussions below.

Because equity market movements have a significant impact on the value of variable annuity and unit-linked accounts (contracts written in the U.K. similar to U.S. produced variable life and annuity products) and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets. Significant and sustained changes in equity markets could therefore have an impact on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) business and unit-linked business, but have significantly less impact on DAC, VOBA and DFEL amortization for our life insurance business because approximately 82% of their account values pertain to interest sensitive products, such as UL and interest-sensitive whole life. Our assumption for the long-term annual gross growth rate of the equity markets used in the determination of DAC amortization is 9%, which is reduced by mortality and expense charges and asset management charges.

As equity markets do not move in a systematic manner, we use a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption. Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. This process is not applied to our life insurance and fixed annuity businesses, as equity market performance does not have as significant of an impact on these products. Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs, as required by SFAS 97, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI and DFEL. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption. As an illustration of the potential impact, given where our best estimate of EGPs for the Individual Markets - Annuities and Employer Markets - Defined Contribution segments were positioned in the range as of December 31, 2007, if we were to reset the RTM to a gross variable account growth assumption representing the midpoint between the first of the two statistical ranges and the mean of the projections from December 31, 2007, forward in determining revised EGPs, we estimate it would result in a cumulative favorable prospective unlocking of approximately $124 million, pre-tax ($81 million, after-tax).

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs. We compare the range of the present value of the future EGPs from the stochastic modeling to that used in our amortization model. A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs. These intervals are compared to the present value of the EGPs used in the amortization model. If the present value of EGP assumptions utilized for amortization were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would occur. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that the re-projected EGPs would be our best estimate of EGPs.

Notwithstanding these intervals, if a severe decline or advance in equity markets were to occur or should other circumstances, including contract holder activity, suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary. A severe decline or advance in equity markets would involve a sustained change from December 31, 2007 levels.

Our practice is not necessarily to unlock immediately after exceeding the first of the two statistical ranges, but, rather, if we stay between the first and second statistical range for several quarters, we would likely unlock. Additionally, if we exceed the ranges as a result of a short-term market reaction, such as we saw after the events of September 11, 2001, we would not necessarily unlock. However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock. While this approach reduces adjustments to DAC, VOBA, DSI and DFEL due to short-term equity market fluctuations, significant changes in the equity markets that extend beyond one or two quarters could result in a significant favorable or unfavorable unlocking.

Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity products, as this component is primarily related to underlying investments in equity funds within the separate accounts. This variable appreciation rate is before the deduction of our contract fees. For business issued in years prior to 2005 for the Individual Markets - Annuities segment and a portion of the Employer Markets - Defined Contribution segment, the assumed annual variable appreciation rate is 5.11% as of December 31, 2007. It remains 5.11% for the subsequent 9-month period and is then 9% thereafter. The actual variable appreciation rate in recent years has been higher than the assumed rate. As a result, we are more likely to unlock from positive variable performance rather than from negative returns from December 31, 2007. Given our position within the range around our best estimate of EGPs for the Individual Markets - Annuities and the Employer Markets - Defined Contribution segments as of December 31, 2007, a one-quarter equity market movement of positive 10% would bring us to the first of the two statistical ranges while a one-quarter equity market movement of positive 30% would bring us to the second of the two ranges for these segments. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in favorable unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Intangibles that do not have indefinite lives are amortized over their estimated useful lives.

The valuation techniques we use to estimate the fair value of the group of assets comprising the different reporting units varies based on the characteristics of each reporting unit’s business and operations. A market-based valuation technique that focuses on price-to-earnings multiplier and the segment-level operating income is used for the Individual Markets and Employer Markets segments and the remaining media business that is now reported in Other Operations. For the Lincoln UK segment, a discounted cash flow model is utilized to determine the fair value. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization and assets under management is used to assess the goodwill in our Investment Management segment. We use October 1 as the annual review date for impairment. The results of the tests performed as of October 1, 2007, 2006 and 2005, indicated that we did not have impaired goodwill or other intangibles. The tests performed on our media properties as of October 1, 2007, only included our San Diego, Denver, Atlanta and Miami radio stations (“station clusters”) within Other Operations as the other media properties are identified as held for sale. For details surrounding the 2007 dispositions of our media properties, see “Acquisition and Dispositions” below.

Investments

Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities and redeemable preferred stock, and equity securities, mortgage loans and policy loans. All our fixed maturity and equity securities are classified as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” except for those securities supporting certain reinsurance transactions which are classified as trading securities. Available-for-sale securities are carried at fair value with the difference from amortized cost included in stockholders’ equity as a component of accumulated other comprehensive income. The difference is net of related DAC, VOBA, DSI and DFEL and amounts that would be credited to contract holders, if realized, and taxes.

Investment Valuation

Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices. Fair values for private securities are estimated by: (1) a matrix process that employs discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, industry sector and maturity of the investments; (2) third party-supplied prices or secondary market transactions; and (3) applying professional judgment to arrive at the fair value based upon prices of public or non-public securities of similarly situated issuers.

Write-Downs for Other-Than-Temporary Impairments and Allowance for Losses

The criteria for determining whether or not a security is impaired is not based upon a permanent impairment standard, but rather an other-than-temporary impairment standard. Under the other-than-temporary criteria, we could have a security that we believe is likely to recover its value over time, but we would still be required to record an impairment write-down under GAAP. Determining whether or not a decline in current fair values for securities classified as available-for-sale is other-than-temporary can frequently involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For instance, assessing the value of some investments requires an analysis of expected future cash flows. Some investment structures, such as collateralized debt obligations, often represent selected tranches collateralized by underlying investments in a wide variety of issuers and security types.

Factors we consider in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: 1) the significance of the decline; 2) our ability and intent to retain the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the time period during which there has been a significant decline in value; and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other-than-temporary, the security is written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” Another key factor in whether a write-down for impairment is necessary is our “intent or ability to hold to recovery or maturity.” In the event that we determine that we do not have the intent or ability to hold to recovery or maturity, we are required to write down the security. A write-down is necessary even in situations where the unrealized loss is not due to an underlying credit issue, but may be solely related to the impact of changes in interest rates on the fair value of the security. See Note 19 for a general discussion of the methodologies and assumptions used to determine estimated fair values.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment of the security as required under Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and we review for other indicators of impairment as required by FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Based on our evaluation of securities with an unrealized loss as of December 31, 2007, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the financial statements, are necessary. As of December 31, 2007, there were available-for-sale securities with unrealized losses totaling $1.2 billion, pre-tax, and prior to the impact on DAC, VOBA, DSI and other contract holder funds.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. We continually monitor developments and update underlying assumptions and financial models based upon new information.

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

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held as of December 31, 2007, contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See Note 5 for additional information on our accounting for derivatives.

Guaranteed Living Benefits

The Individual Markets - Annuities segment has a hedging strategy designed to mitigate the risk and statement of income volatility caused by changes in the equity markets, interest rates, and market implied volatilities associated with the Lincoln SmartSecurity® Advantage GMWB feature and, beginning in the fourth quarter of 2006, our i4LIFE® Advantage GIB feature that is available in our variable annuity products. In the second quarter of 2007, we also began hedging our 4LATER® Advantage GIB feature available in our variable annuity products. These living benefit features are collectively referred to as guaranteed living benefits (“GLBs”). During 2007, we made adjustments to our hedging program to purchase longer dated volatility protection and increased our hedges related to volatility to better match liability sensitivities under SFAS 157. In addition, in early January 2008, we added our New York variable annuity business, with total account values of approximately $1.2 billion, to our hedge program. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB features. This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices, variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB and GIB guarantees caused by those same factors. As of December 31, 2007, the embedded derivatives for GMWB, 4LATER® Advantage GIB and the i4LIFE® Advantage GIB were liabilities valued at $175 million, $48 million, and $29 million, respectively.

As part of our current hedging program, contract holder behavior and equity, interest rate and market implied volatility conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in the embedded derivative caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

The following table presents our estimates of the potential instantaneous impact to income from operations, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program. The amounts represent the estimated difference between the change in GMWB and GIB reserves and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes. These impacts do not include any estimate of retrospective or prospective unlocking that could occur. These estimates are based upon the recorded reserves for GMWB as of January 4, 2008, which includes the effects of changes related to the implementation of SFAS 157 and the related hedge instruments in place as of that date, along with additional vega (implied volatility) hedges that have been implemented to further close the vega shortfall that existed as of January 4, 2008. The impacts presented below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
	-20%	-10%	-5%	5%
Equity market return	$(34)	$(8)	$(2)	$(2)

	-50 bps	-25 bps	+25 bps	+50 bps

Interest rates	$(4)	$(1)	$—	$(1)

	-4%	-2%	2%	4%

Implied volatilities	$(2)	$(1)	$—	$(2)

•	The analysis is only valid as of this particular business day, due to changing market conditions, contract holder activity, hedge positions and other factors;

•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;

•

Assumptions regarding shifts in the market factors, such as assuming parallel shifts in interest rate and implied volatility term structures, may be overly simplistic and not indicative of actual market behavior in stress scenarios;

•	It is very unlikely that one capital market sector (e.g. equity markets) will sustain such a large instantaneous movement without affecting other capital market sectors; and

•	The analysis assumes that there is no tracking or basis risk between the funds and/or indices affecting the GLBs and the instruments utilized to hedge these exposures.

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical Impact to Net Income
	Equity Market Return	Interest Rate Yields	Market Implied Volatilities
Scenario 1	-5%	-12.5 bps	+1%	$(4)
Scenario 2	-10%	-25.0 bps	+2%	(13)
Scenario 3	-20%	-50.0 bps	+4%	(49)

Annuity Hedge Performance by Benefit Feature

A comparison of the costs of our guaranteed benefit features of our variable annuity products, net of the impacts of our hedge performance, related amortization of DAC, VOBA, DSI and DFEL and income taxes (i.e., earnings impact) by benefit feature (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
GLB	$(36)	$(4)	$(2)	NM	-100%
GMDB (1)	1	1	2	0%	-50%

Total	$(35)	$(3)	$—	NM	NM

(1)

Our reserves related to our guaranteed minimum death benefits (“GMDB”) are not accounted for as derivatives, and because of this, the quarterly changes in values for our GMDB reserves and the hedging contracts may not offset each other.

NM - Not Meaningful

For additional information on our hedging results, see our discussion in “Individual Markets - Annuities - Benefits” below.

S&P 500 Index® Benefits

We also have in place a hedging program for our indexed annuities and indexed UL. These contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually. At the end of each 1-year or 2-year indexed term we have the opportunity to re-price the indexed component by establishing different caps, spreads or specified rates, subject to contractual guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited to contract holders. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of interest credited to contract holders.

Future Contract Benefits and Other Contract Holder Obligations

Reserves

Reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. Establishing adequate reserves for our obligations to contract holders requires assumptions to be made regarding mortality and morbidity. The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding contracts. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation.

The reserves reported in our financial statements contained herein are calculated in accordance with GAAP and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions that we believe to be more representative of the expected experience for these contracts than those required for statutory accounting purposes and from differences in actuarial reserving methods. For example, in September 2006, the National Association of Insurance Commissioners (“NAIC”) adopted a revision, often referred to as the “interim solution,” to AXXX, the statutory reserve requirements for UL products with secondary guarantees, which impacts such business written after the effective date of January 1, 2007. There was no impact to GAAP reserves or results of operations as a result of AXXX.

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

GMDB

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

We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GMDB contracts subject to the hedging strategy. Because the GMDB reserves are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. Account balances covered in this hedging program, which excludes the Alliance mutual fund business, combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances.

Deferred Gain on Sale of the Reinsurance Segment

In 2001, we sold our reinsurance operation to Swiss Re Life & Health America Inc. (“Swiss Re”). The transaction involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised our reinsurance operation. The gain related to the indemnity reinsurance transactions was recorded as deferred gain in the liability section of our Consolidated Balance Sheets in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. In addition, because we have not been relieved of our legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under SFAS 113, the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on our Consolidated Balance Sheets during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2007, may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

Pension and Other Postretirement Benefit Plans

Pursuant to the accounting rules for our obligations to employees under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. We use assumptions for the weighted-average discount rate, expected return on plan assets and a salary increase assumption to estimate pension expense. The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans. The expected long-term rate of return on plan assets is initially established at the beginning of the plan year based on historical and projected future rates of return and is the average rate of earnings expected on the funds invested or to be invested in the plan. The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate. See Note 16 for more information on our accounting for employee benefit plans.

Contingencies

Management establishes separate reserves for each contingent matter when it is deemed probable and can be reasonably estimated. The outcomes of contingencies, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement are subject to significant changes. It is possible that the ultimate cost to LNC including the tax-deductibility of payments could exceed the reserve by an amount that would have a material adverse effect on our consolidated results of operations or cash flows in a particular quarterly or annual period. See Note 13 for more information on our contingencies.

Stock-Based Incentive Compensation

Determining the fair value of stock options at the grant date requires judgment including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield, and expected forfeitures. If any of those assumptions differ significantly from actual, stock-based compensation expense could be impacted, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. See Note 17 for more information on our stock-based incentive compensation plans.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns, and the federal income tax expense. Determining these amounts requires analysis and interpretation of current tax laws and regulations. Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets. These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling which purports, among other things, to modify the calculation of separate account deduction for dividends received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16 ruling and announced a new regulation project on the issue. The current separate account deduction for dividends calculation lowered the effective tax rate by approximately 4% for the year ended December 31, 2007.

We adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007, and recorded an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings with no impact on net income. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than-not tax positions, which may result in federal income tax expense volatility in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. For a detailed discussion of FIN 48, see Notes 2 and 6.

Impact of Equity Market Sensitivity

Due to the use of our RTM process and our hedging strategies as described in “Critical Accounting Policies and Estimates” above, we expect that in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets. However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets. The table below presents our estimate of the annual, after-tax, after-DAC, impact on income from operations, from a 1% change in the equity markets (in millions), excluding any impact related to sales, prospective and retrospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change.

Segment	Relevant Measure	Impact per 1% Change
Investment Management	Composite of Equity Assets (1)	$2

Individual Markets - Annuities	Average daily change in the S&P 500	4

Employer Markets - Defined Contribution	Average daily change in the S&P 500	1

Lincoln UK	Average daily change in the FTSE 100	—

(1)

The estimated annual after-tax effect on advisory fees noted above is based on a 1% increase in overall Investment Management equity-based assets. The Investment Management segment manages equity-based assets of varying styles (growth, value, blend and international) and underlying products (mutual funds, institutional accounts, insurance separate accounts, etc.). No single equity benchmark is an accurate predictor of the change in fee revenue for this segment.

The earnings impact summarized above is an expected annual effect. The result of the above factor should be multiplied by 25% to arrive at an estimated quarterly effect. The effect of quarterly equity market changes upon fee revenues and asset-based expenses will not be fully recognized in the current quarter due to the fact that fee revenues are earned and related expenses are incurred based upon daily variable account values. The difference between the current period average daily variable account values compared to the end of period variable account values impacts fee revenues in subsequent periods. This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching between investment alternatives available within variable products, changes in sales production levels or changes in policy persistency. For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Fee Revenues” for additional information of the effect of equity markets on fee revenues.

Acquisition and Dispositions

Acquisition

On April 3, 2006, Jefferson-Pilot, a financial services and broadcasting holding company, merged with and into one of our wholly owned subsidiaries. Through its subsidiaries, Jefferson-Pilot provided products and services in four major businesses: (1) life insurance; (2) annuities and investment products; (3) group life, disability and dental insurance; and (4) broadcasting and sports programming production and distribution. This merger increased our distribution breadth through retail distribution channels and increased our capital position to support growth. This acquisition was accounted for using the purchase method of accounting, and, beginning on April 3, 2006, our consolidated financial statements include the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting.

The following summarizes the fair value of certain assets acquired and liabilities assumed (in millions) as of the acquisition date:

	Fair Value Acquired as of the Acquisition Date
	Investments	VOBA	Goodwill	Identifiable Intangible Assets	Contract Liabilities
Business Segments
Individual Markets:
Life Insurance	$11,896	$1,767	$1,346	$100	$11,636
Annuities	9,767	460	1,002	—	9,399

Total Individual Markets	21,663	2,227	2,348	100	21,035

Employer Markets:
Retirement Products - Executive Benefits	2,964	143	—	—	2,804
Group Protection	1,790	116	274	—	1,179

Total Employer Markets	4,754	259	274	—	3,983

Lincoln Financial Media (former segment)	—	—	702	670
Other Operations	1,493	—	—	—	1,623

	$27,910	$2,486	$3,324	$770	$26,641

For additional information, see Note 3.

Dispositions

Media Business

On June 7, 2007, we announced plans to explore strategic options for our former business segment, Lincoln Financial Media. During the fourth quarter 2007, we decided to divest our television and Charlotte radio broadcasting and sports programming businesses, and, on November 12, 2007, we signed agreements to sell them. Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented. We continue to actively manage our investment in our remaining radio clusters to maximize station performance and future valuation, which are now being reported within Other Operations. For additional information, see “Item 1. Business” and Note 3.

The proceeds from the sale of the above media properties are expected to be used for repurchase of shares, repayment of debt and other strategic initiatives. In addition to the cash proceeds, this sale will affect the ongoing dividends from Lincoln Financial Media Company to the holding company, which totaled $44 million in 2007. The annual operating dividends are expected to be approximately $18 million, though 2008 may be slightly higher due to cash flow from discontinued operations prior to the closings on the sales of those properties. In addition, net income will be lower by approximately $7 million per quarter.

The results of operations of these businesses have been reclassified into income from discontinued operations for all periods presented on the Consolidated Statements of Income. The amounts (in millions) related to operations of these businesses, included in income from discontinued operations, were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Discontinued Operations Before Disposal
Communications revenues, net of agency commissions	$144	$101	$—	43%	NM

Income from discontinued operations before disposal, before federal income taxes	$46	$33	$—	39%	NM
Federal income taxes	16	12	—	33%	NM

Income from discontinued operations before disposal	30	21	—	43%	NM

Disposal
Gain on disposal	57	—	—	NM	NM
Federal income taxes	193	—	—	NM	NM

Loss on disposal	(136)	—	—	NM	NM

Income (loss) from discontinued operations	$(106)	$21	$—	NM	NM

The tax rate associated with the gain on disposal differs significantly from the amount computed by applying our U.S. federal income tax rate of 35% due primarily to the increase in taxable gain associated with the recognition of $363 million in basis difference attributable to goodwill.

Fixed Income Investment Management Business

During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be no more than $49 million. We expect this transaction to decrease income from operations, relative to 2007, by approximately $3 million, after-tax, per quarter in 2008.

During the fourth quarter, we received $25 million of the purchase price, with additional scheduled payments over the next three years. We recorded an after-tax realized loss of $2 million on our Consolidated Statements of Income as a result of goodwill we attributed to this business. There were certain other pipeline accounts in process at the time of the transaction closing, and any adjustment to the purchase price, if necessary, will be determined at October 31, 2008.

Investment Management manages approximately $94.0 billion of fixed income assets with a team of 100 fixed income investment professionals. The transaction did not impact the fixed income team that manages our fixed income mutual funds or general account assets.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Insurance premiums	$1,945	$1,406	$308	38%	NM
Insurance fees	3,254	2,604	1,752	25%	49%
Investment advisory fees	360	328	256	10%	28%
Net investment income	4,384	3,981	2,702	10%	47%
Realized loss	(118)	(3)	(3)	NM	0%
Amortization of deferred gain on indemnity reinsurance	83	76	77	9%	-1%
Other revenues and fees	686	570	383	20%	49%

Total revenues	10,594	8,962	5,475	18%	64%

Interest credited	2,454	2,259	1,526	9%	48%
Benefits	2,698	1,911	806	41%	137%
Underwriting, acquisition, insurance and other expenses	3,284	2,790	1,981	18%	41%
Interest and debt expenses	284	224	87	27%	157%

Total benefits and expenses	8,720	7,184	4,400	21%	63%

Income from continuing operations before taxes	1,874	1,778	1,075	5%	65%
Federal income taxes	553	483	244	14%	98%

Income from continuing operations	1,321	1,295	831	2%	56%
Income (loss) from discontinued operations, net of federal income taxes	(106)	21	—	NM	NM

Net income	$1,215	$1,316	$831	-8%	58%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Revenues
Operating revenues:
Individual Markets:
Annuities	$2,600	$2,161	$1,422	20%	52%
Life Insurance	3,921	3,256	1,911	20%	70%

Total Individual Markets	6,521	5,417	3,333	20%	63%

Employer Markets:
Retirement Products	1,441	1,360	1,175	6%	16%
Group Protection	1,500	1,032	—	45%	NM

Total Employer Markets	2,941	2,392	1,175	23%	104%

Investment Management	590	564	475	5%	19%
Lincoln UK	370	308	318	20%	-3%
Other Operations	281	283	175	-1%	62%
Realized loss	(118)	(3)	(3)	NM	0%
Amortization of deferred gain on indemnity reinsurance related to reserve developments	9	1	2	NM	-50%

Total revenues	$10,594	$8,962	$5,475	18%	64%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Income
Operating income:
Individual Markets:
Annuities	$448	$409	$252	10%	62%
Life Insurance	675	496	260	36%	91%

Total Individual Markets	1,123	905	512	24%	77%

Employer Markets:
Retirement Products	235	253	207	-7%	22%
Group Protection	114	99	—	15%	NM

Total Employer Markets	349	352	207	-1%	70%

Investment Management	76	55	17	38%	224%
Lincoln UK	46	39	43	18%	-9%
Other Operations	(184)	(53)	54	NM	NM
Realized loss	(82)	(1)	(2)	NM	50%
Early extinguishment of debt	—	(3)	—	100%	NM
Reserve development, net of related amortization on business sold through indemnity reinsurance	(7)	1	—	NM	NM

Income from continuing operations	1,321	1,295	831	2%	56%
Income (loss) from discontinued operations	(106)	21	—	NM	NM

Net income	$1,215	$1,316	$831	-8%	58%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Deposits
Individual Markets:
Annuities	$13,457	$10,756	$7,528	25%	43%
Life Insurance	4,110	3,365	2,031	22%	66%
Employer Markets:
Retirement Products - Defined Contribution	5,550	4,585	4,403	21%	4%
Retirement Products - Executive Benefits	303	267	210	13%	27%
Investment Management	23,752	28,094	31,404	-15%	-11%
Consolidating adjustments (1)	(4,015)	(3,838)	(3,465)	-5%	-11%

Total deposits	$43,157	$43,229	$42,111	0%	3%

Net Flows
Individual Markets:
Annuities	$4,991	$2,665	$2,879	87%	-7%
Life Insurance	2,663	2,023	1,195	32%	69%
Employer Markets:
Retirement Products - Defined Contribution	337	342	420	-1%	-19%
Retirement Products - Executive Benefits	(17)	57	162	NM	-65%
Investment Management	(1,372)	9,368	15,220	NM	-38%
Consolidating adjustments (1)	819	114	174	NM	-34%

Total net flows	$7,421	$14,569	$20,050	-49%	-27%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Assets Under Management by Advisor
Investment Management:
External assets	$75,657	$83,557	$64,802	-9%	29%
Inter-segment assets	77,117	81,186	55,917	-5%	45%
Lincoln UK	8,850	8,757	7,320	1%	20%
Policy loans	2,835	2,760	1,862	3%	48%
Assets administered through unaffiliated third parties	72,216	57,263	41,854	26%	37%

Total assets under management	$236,675	$233,523	$171,755	1%	36%

Comparison of 2007 to 2006

Net income decreased due primarily to the following:

•	Write-downs for other-than-temporary impairments on our available-for-sale securities attributable primarily to unfavorable changes in credit quality and interest rates;

•

Increases to benefits from the costs of our guaranteed benefit features of our variable products due to significant equity market volatility coupled with decreases in interest rates and only partially offset by our hedge program, and higher death claims;

•	The loss on disposition of our discontinued operations;

•	Increase to underwriting, acquisition, insurance and other expenses due to an increase in broker-dealer expenses, driven by higher sales and legal expenses;

•

An increase in the effective tax rate attributable to a $33 million favorable tax adjustment during the third quarter of 2006 related primarily to the Individual Markets - Annuities segment dividends-received deduction (“DRD”) true-up to the 2005 tax return;

•

The impact of adjustments during the second quarter of 2007 resulting from account value adjustments for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies; and

•	The adoption of SOP 05-1 on January 1, 2007, which increased DAC and VOBA amortization, net of deferrals by approximately $11 million.

The decrease in net income was partially offset by the following:

•	Including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;

•

Growth in insurance fees driven by increases in life insurance in force as a result of new sales and favorable persistency along with increases in variable account values from favorable equity markets and positive net flows;

•	Growth in insurance premiums driven by increases in our Employer Markets – Group Protection non-medical group business in force as a result of new sales and favorable persistency;

•

Higher investment income from stronger results from our alternative investments and growth in fixed account values, including fixed portion of variable, driven by positive net flows and favorable equity markets;

•

A $32 million increase attributable to a $12 million favorable prospective unlocking (a $28 million increase from assumption changes net of a $16 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and reserves for annuity and life insurance products with certain guarantees for 2007 compared to a $20 million unfavorable prospective unlocking (an $18 million decrease from assumption changes and a $2 million decrease from model refinements) for 2006; and

•	Growth in investment advisory fees driven by higher external average assets under management and favorable equity markets.

Comparison of 2006 to 2005

Net income increased due primarily to the following:

•	Including the results of operations from Jefferson-Pilot for nine months in 2006;

•	Growth in insurance fees driven by increases in variable account values from favorable equity markets and positive net flows;

•

Higher investment income from stronger results from our alternative investments and growth in fixed business account values, including the fixed portion of variable, driven by positive net flows and favorable equity markets. The increase was from our individual life insurance business which offset negative net flows in our individual fixed annuities business;

•	An increase in investment advisory fees as our average assets under management grew driven by positive net flows, favorable equity markets as well as changes in product mix; and

•	A decline in the effective federal tax rate attributable to a favorable tax adjustment in 2006 related to the DRD.

These increases were partially offset by the following:

•

A $71 million decrease attributable to a $20 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for annuity and life insurance products with certain guarantees for 2006, discussed above, compared to a $51 million favorable prospective unlocking for 2005 primarily from assumption changes; and

•	A $31 million decrease due to higher employee incentive compensation expenses attributable to favorable 2006 performance.

The foregoing items are discussed in further detail in results of operations by segment discussions below.

RESULTS OF INDIVIDUAL MARKETS

The Individual Markets business provides its products through two segments: Annuities and Life Insurance. Through its Annuities segment, Individual Markets provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL.

For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements - Cautionary Language” above.

Individual Markets – Annuities

Income from Operations

Details underlying the results for Individual Markets – Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance premiums	$119	$47	$37	153%	27%
Insurance fees	1,062	790	579	34%	36%
Net investment income	1,040	1,039	614	0%	69%
Other revenues and fees	379	285	192	33%	48%

Total operating revenues	2,600	2,161	1,422	20%	52%

Operating Expenses
Interest credited	678	690	393	-2%	76%
Benefits	308	97	94	218%	3%
Underwriting, acquisition, insurance and other expenses	1,027	870	614	18%	42%

Total operating expenses	2,013	1,657	1,101	21%	50%

Income from operations before taxes	587	504	321	16%	57%
Federal income taxes	139	95	69	46%	38%

Income from operations	$448	$409	$252	10%	62%

Comparison of 2007 to 2006

Income from operations for this segment increased due primarily to the following:

•	Including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;

•	Growth in insurance fees driven by increases in variable annuity account values from favorable equity markets and positive net flows; and

•

A $6 million increase attributable to an $8 million favorable prospective unlocking (a $14 million increase from assumption changes net of a $6 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and reserves for annuity products with certain guarantees for 2007 compared to a $2 million favorable prospective unlocking from assumption changes for 2006.

The increase in income from operations was partially offset by the following:

•

Increases to benefits from the costs of our guaranteed benefit features of our variable annuity products due to significant equity market volatility coupled with decreases in interest rates and only partially offset by the results of our hedge program;

•	Increase to underwriting, acquisition, insurance and other expenses due to an increase in our broker-dealer expenses, driven by higher sales and legal expenses;

•	The adoption of SOP 05-1 on January 1, 2007, which increased DAC and VOBA amortization, net of deferrals, by approximately $6 million; and

•	An increase in the effective tax rate attributable to a favorable tax adjustment during the third quarter of 2006 related to the segment’s DRD.

Comparison of 2006 to 2005

Income from operations for this segment increased due primarily to the following:

•	Including the results of operations from Jefferson-Pilot for nine months in 2006;

•	Growth in insurance fees driven by increases in variable annuity account values from favorable equity markets and positive net flows; and

•	A decline in the effective federal tax rate attributable to a favorable tax adjustment in 2006 related to the DRD.

The foregoing items are discussed further below, except for the increases resulting from including the revenues and expenses of Jefferson-Pilot starting with the second quarter of 2006.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Insurance Fees
Mortality, expense and other assessments	$1,055	$784	$581	35%	35%
Surrender charges	39	35	20	11%	75%
DFEL:
Deferrals	(45)	(40)	(36)	-13%	-11%
Amortization, excluding unlocking	15	15	13	0%	15%
Prospective unlocking	(1)	(3)	1	67%	NM
Retrospective unlocking	(1)	(1)	—	0%	NM

Total insurance fees	$1,062	$790	$579	34%	36%

	As of December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Account Values
Variable portion of variable annuities	$58,643	$48,169	$37,654	22%	28%
Fixed portion of variable annuities	3,470	3,613	3,922	-4%	-8%

Total variable annuities	62,113	51,782	41,576	20%	25%

Fixed annuities, including indexed	14,352	14,932	6,918	-4%	116%
Fixed annuities ceded to reinsurers	(1,352)	(1,812)	(2,232)	25%	19%

Total fixed annuities	13,000	13,120	4,686	-1%	180%

Total annuities	$75,113	$64,902	$46,262	16%	40%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Averages
Daily variable account values	$54,210	$42,359	$33,255	28%	27%

Daily S&P 500 Index®	1,476.71	1,310.58	1,207.41	13%	9%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Flows
Variable portion of variable annuity deposits	$9,135	$7,251	$5,539	26%	31%
Variable portion of variable annuity withdrawals	(5,089)	(4,080)	(3,240)	-25%	-26%

Variable portion of variable annuity net flows	4,046	3,171	2,299	28%	38%

Fixed portion of variable annuity deposits	2,795	2,090	1,871	34%	12%
Fixed portion of variable annuity withdrawals	(644)	(697)	(634)	8%	-10%

Fixed portion of variable annuity net flows	2,151	1,393	1,237	54%	13%

Total variable annuity deposits	11,930	9,341	7,410	28%	26%
Total variable annuity withdrawals	(5,733)	(4,777)	(3,874)	-20%	-23%

Total variable annuity net flows	6,197	4,564	3,536	36%	29%

Fixed indexed annuity deposits	755	717	—	5%	NM
Fixed indexed annuity withdrawals	(245)	(175)	—	-40%	NM

Fixed indexed annuity net flows	510	542	—	-6%	NM

Other fixed annuity deposits	772	698	118	11%	NM
Other fixed annuity withdrawals	(2,488)	(3,139)	(775)	21%	NM

Other fixed annuity net flows	(1,716)	(2,441)	(657)	30%	NM

Total annuity deposits	13,457	10,756	7,528	25%	43%
Total annuity withdrawals	(8,466)	(8,091)	(4,649)	-5%	-74%

Total annuity net flows	$4,991	$2,665	$2,879	87%	-7%

Insurance fees include charges on both our variable and fixed annuity products. We charge contract holders with mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily account values are driven by net flows and equity markets. Our elective riders for guarantees that we offer such as GMDB, GMWB and GIB have additional assessment charges associated with them. Therefore, changes in account values with these riders impact our average assessment rates. In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods, to protect us from premature withdrawals.

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

Comparison of 2007 to 2006

Expense assessments grew due to an increase in average variable annuity account values and an increase in average expense assessment rates driven primarily by the increase in account values with elective variable annuity guarantee riders, such as GMDB, GMWB and GIB, that have incremental expense assessment charges associated with them. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods.

In the past several years, we have concentrated our efforts on expanding both product and distribution breadth. Annuity deposits increased as a result of continued strong sales of products with the Lincoln SmartSecurity® Advantage, 4LATER® Advantage and i4LIFE® Advantage elective riders and the expansion of the wholesaling force in LFD.

Overall lapse rates for 2007 were 10% compared to 12% for 2006.

Comparison of 2006 to 2005
Expense assessments grew due to an increase in average variable annuity account values and an increase in average expense assessment rates driven primarily by the increase in account values with elective guarantee riders. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln SmartSecurity® Advantage and i4LIFE® Advantage features and the expansion of the wholesaling force in LFD.

The growth in annuity deposits was partially offset by the increase in overall lapse rate of 12% in 2006 compared to 9% in 2005.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$918	$886	$562	4%	58%
Change in call option market value (1)	6	62	—	-90%	NM
Commercial mortgage loan prepayment and bond makewhole premiums (2)	9	7	4	29%	75%
Alternative investments (3)	—	3	—	-100%	NM
Surplus investments (4)	101	81	46	25%	76%
Internal default charges (5)	—	(4)	—	100%	NM
Broker-dealer	6	4	2	50%	100%

Total net investment income	$1,040	$1,039	$614	0%	69%

Interest Credited
Amount provided to contract holders	$747	$691	$437	8%	58%
Change in indexed annuity contract liabilities market value (1)	1	59	—	-98%	NM
SFAS 133 forward-starting option (6)	22	4	—	NM	NM
Opening balance sheet adjustment (7)	(4)	—	—	NM	NM
DSI deferrals	(116)	(86)	(60)	-35%	-43%

Interest credited before DSI amortization	650	668	377	-3%	77%
DSI amortization:
Excluding unlocking	30	26	19	15%	37%
Prospective unlocking	(1)	(1)	(2)	0%	50%
Retrospective unlocking	(1)	(3)	(1)	67%	NM

Total interest credited	$678	$690	$393	-2%	76%

(1)	The change in the call option market value in net investment income largely offsets the change in interest credited caused by fluctuations in the value of our indexed annuity contract liabilities.
(2)	See “Consolidated Investments - Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(3)	See “Consolidated Investments - Alternative Investments” below for additional information.
(4)	Represents net investment income on the required statutory surplus for this segment.
(5)	See “Results of Other Operations” below for information on this methodology discontinued in the third quarter of 2006.
(6)

SFAS 133 requires that we calculate the fair values of index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods, which we refer to as the SFAS 133 forward-starting option liability. This liability represents an estimate of the cost of the options we may purchase in the future less expected charges to contract holders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. The amount reported in this table represents the change in the fair values of this liability, which results in volatility in interest credited. The interest rate assumption used in discounting this liability within the fair value calculation is the primary driver of the change in value.
(7)	Net adjustment to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

	For the Years Ended December 31,			Basis Point Change Over Prior Year
	2007	2006	2005	2007	2006
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.77%	5.76%	5.72%	1	4
Commercial mortgage loan prepayment and bond makewhole premiums	0.06%	0.05%	0.04%	1	1
Alternative investments	0.00%	0.02%	0.00%	(2)	2
Internal default charges	0.00%	-0.03%	0.00%	3	(3)

Net investment income yield on reserves	5.83%	5.80%	5.76%	3	4

Amount provided to contract holders	3.74%	3.82%	3.94%	(8)	(12)
SFAS 133 forward-starting option	0.13%	0.02%	0.00%	11	2
Opening balance sheet adjustment	-0.02%	0.00%	0.00%	(2)	—

Interest rate credited to contract holders	3.85%	3.84%	3.94%	1	(10)

Interest rate spread	1.98%	1.96%	1.82%	2	14

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Average invested assets on reserves	$16,188	$15,551	$9,834	4%	58%
Average fixed account values, including the fixed portion of variable	17,560	16,525	10,243	6%	61%
Net flows for fixed annuities, including the fixed portion of variable	945	(506)	580	287%	NM

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense and the change in the call option fair value, divided by average invested assets on reserves. The average crediting rate is calculated as interest credited before DSI amortization, plus the immediate annuity reserve change (included within benefits), less the mark-to-market adjustment on the indexed business, divided by the average fixed account values, including the fixed portion of variable, net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Changes in the fair value of call options, commercial mortgage loan prepayments and bond makewhole premiums, alternative investment income, surplus investment income, the broker-dealer and SFAS 133 forward starting options can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

Profitability of indexed annuities is influenced by the management of derivatives to hedge the index performance of the contracts. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Contract holders may elect to rebalance indexed options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the equity-indexed component by establishing caps, spreads and participation rates, subject to guarantees.

Comparison of 2007 to 2006

The growth in fixed maturity securities, mortgage loans on real estate and other net investment income was due primarily to the increase in fixed account values, including the fixed portion of variable. The increase in interest credited provided to contract holders was due primarily to growth in our business.

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $3.4 billion as of December 31, 2007 with 32% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 52 basis points in excess of average minimum guaranteed rates. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. In addition to the separate items identified in the interest rate spread table above, the other component of the interest rate credited to contract holders decreased due primarily to a roll-off of multi-year guarantee and annual reset annuities with higher interest rates.

We expect to manage the effect of spreads for near-term operating income through a combination of rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2006 to 2005

The increase in interest credited provided to contract holders was partially offset by past actions taken to lower crediting rates commensurate with the reduction in the overall investment yield over the preceding several years and lower fixed account values.

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Benefits
Guaranteed living benefits:
Change in reserves, before unlocking	$282	$(61)	$11	NM	NM
Prospective unlocking	(2)	—	11	NM	-100%
Results of hedge program	(145)	62	(6)	NM	NM
Guaranteed death benefits:
Change in reserves, before unlocking	16	12	3	33%	300%
Results of hedge program	2	5	3	-60%	67%
Prospective unlocking	2	(3)	(7)	167%	57%
Claims paid	6	6	13	0%	-54%

Total guaranteed benefits	161	21	28	NM	-25%
Other (1)	147	76	66	93%	15%

Total benefits	$308	$97	$94	218%	3%

(1)	Comprised primarily of changes in reserves on immediate annuity account values driven by premiums.

We have a hedge program that is designed to mitigate the risk and statement of income volatility caused by changes in equity markets, interest rates and volatility associated with the guaranteed benefit features of our variable annuity products, including GMDB, GMWB and GIB riders. In the table above, we have presented the components of our guaranteed benefit results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur. For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates” above.

Comparison of 2007 to 2006

The increase in benefits was due primarily to ineffectiveness of our guaranteed benefit hedge program, as the change in reserves and costs exceeded the impact of our hedge program, and growth in our business. The ineffectiveness was driven by volatility in the capital markets along with a modification of the structure of some of our hedges in order to better match the sensitivities of the embedded derivative liability going forward. In addition, during 2007 there were certain unhedged items, such as those related to products we sell in New York. Although these items were not a significant component of our account value, movements in the related embedded derivative liability during 2007 contributed to the negative impact. Starting in early 2008, the living guarantee benefit products sold in New York are being hedged. In the fourth quarter of 2006, we implemented a new process to estimate the fair value of the embedded derivative for our i4LIFE® Advantage GIB riders and began hedging this rider. The implementation of this new calculation for the embedded derivative resulted in a change in the value that decreased the amount included in benefits by $23 million for 2006 and was partially offset by hedging losses of $6 million.

Other benefits not attributable to guarantees increased due primarily to growth in our business.

Comparison of 2006 to 2005

The decrease in our guaranteed benefit costs, net of the results of our hedge program, was attributable to favorable market conditions, partially offset by the fourth quarter 2006 changes discussed above.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$732	$565	$384	30%	47%
General and administration expenses	331	300	271	10%	11%
Taxes, licenses and fees	22	14	10	57%	40%

Total expenses incurred, excluding broker-dealer	1,085	879	665	23%	32%
DAC and VOBA deferrals	(774)	(612)	(442)	-26%	-38%

Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	311	267	223	16%	20%
DAC and VOBA amortization, net of interest:
Prospective unlocking	(12)	(1)	(35)	NM	97%
Retrospective unlocking	(19)	(22)	(18)	14%	-22%
Other amortization	369	339	236	9%	44%
Broker-dealer expenses incurred:
Commissions	287	202	123	42%	64%
General and administration expenses	86	80	81	8%	-1%
Taxes, licenses and fees	5	5	4	0%	25%

Total underwriting, acquisition, insurance and other expenses	$1,027	$870	$614	18%	42%

DAC and VOBA deferrals
As a percentage of sales/deposits	5.8%	5.7%	5.9%

Commissions and other costs, which vary with and are related primarily to the production of new business, are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. We have certain renewal commissions that are based upon account values that are expensed as incurred and not deferrable and amortized. As we experience growth in account values, our DAC and VOBA deferrals as a percentage of sales will decline.

Broker-dealer expenses, which vary with and are related to sales, are expensed as incurred and not deferred and amortized. These expenses are more than offset by increases to other income.

Comparison of 2007 to 2006

The increase in expenses incurred and DAC and VOBA amortization, excluding unlocking, was attributable primarily to growth in account values from sales and favorable equity markets. In addition, DAC and VOBA amortization, net of deferrals, increased by $9 million as a result of the adoption of SOP 05-1.

The increase in broker-dealer expenses was attributable primarily to higher sales, incentive compensation and legal expenses. The increase in incentive compensation was attributable to the strong sales performance, and legal expenses increased for pending cases.

The 2007 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due to favorable interest rates, maintenance expense and lapse assumptions partially offset by unfavorable asset-based commission assumptions. The 2006 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due to unfavorable fixed annuity lapse and unfavorable mortality assumptions, partially offset by lowering our long-term interest rate assumption.

Comparison of 2006 to 2005

The increase in expenses incurred and DAC and VOBA amortization, excluding unlocking, was partially attributable to account value growth from sales and favorable equity markets. In addition, higher employee incentive compensation expenses contributed to the increase in general and administrative expenses.

The 2005 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due to continued favorable lapse assumptions, partially offset by mortality assumptions.

Federal Income Taxes

Comparison of 2007 to 2006

The effective federal income tax rate increased to 24% from 19%. Federal income tax expense in 2007 included a reduction of $2 million related to a favorable true-up to the 2006 tax return relating primarily to the separate account DRD, compared to a $33 million favorable true-up to the 2005 tax return filed in 2006.

Comparison of 2006 to 2005

The effective federal income tax rate decreased to 19% from 21%. Federal income tax expense in 2006 included a reduction of $33 million related to a favorable true up to the 2005 tax return primarily relating to the separate account DRD.

Individual Markets – Life Insurance

Income from Operations

Details underlying the results for Individual Markets – Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance premiums	$348	$322	$198	8%	63%
Insurance fees	1,682	1,380	759	22%	82%
Net investment income	1,856	1,511	909	23%	66%
Other revenues and fees	35	43	45	-19%	-4%

Total operating revenues	3,921	3,256	1,911	20%	70%

Operating Expenses
Interest credited	1,021	882	560	16%	58%
Benefits	1,070	887	461	21%	92%
Underwriting, acquisition, insurance and other expenses	810	742	503	9%	48%

Total operating expenses	2,901	2,511	1,524	16%	65%

Income from operations before taxes	1,020	745	387	37%	93%
Federal income taxes	345	249	127	39%	96%

Income from operations	$675	$496	$260	36%	91%

Comparison of 2007 to 2006

Income from operations for this segment increased due primarily to the following:

•	Including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;

•	Growth in insurance fees driven by increase in business in force as a result of new sales and favorable persistency;

•	Higher investment income from growth in fixed product account values driven by positive net flows and stronger results from our alternative investments; and

•

A $25 million increase attributable to a $5 million favorable prospective unlocking (a $13 million increase from assumption changes net of an $8 million decrease from model refinements) of DAC, VOBA, DFEL and reserves for life insurance products with certain guarantees for 2007 compared to a $20 million unfavorable prospective unlocking (an $18 million decrease from assumptions change and a $2 million decrease from model refinements) for 2006.

The increase in income from operations was partially offset by the following:

•

The impact of adjustments during the second quarter of 2007 resulting from account value adjustments for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies; and

•	Higher level of death claims.

Comparison of 2006 to 2005

Income from operations for this segment increased due primarily to the following:

•	Including the results of operations from Jefferson-Pilot for nine months in 2006; and

•	Higher investment income from growth in fixed product account values driven by positive net flows.

The increase in income from operations was partially offset by a $23 million decrease primarily attributable to a $20 million unfavorable prospective unlocking of DAC, VOBA, DFEL and reserves for life insurance products with certain guarantees for 2006, discussed above, compared to a $3 million favorable prospective unlocking for 2005 from assumption changes.

The foregoing items are discussed further below, except for the increases resulting from including the revenue and expenses of Jefferson-Pilot starting with the second quarter of 2006, as it was the primary reason for every increase when comparing 2006 to 2005 and a significant one when comparing 2007 to 2006.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Comparison of 2007 to 2006

Traditional in-force face amount remained relatively flat as growth from term sales slowed in 2007 while we continued to experience declines in our closed blocks of whole life business.

Comparison of 2006 to 2005

Insurance premiums for term insurance increased due to a reduction in premiums paid for reinsurance in 2006 compared to 2005, primarily resulting from changes to our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and started using coinsurance arrangements rather than renewable term reinsurance. Insurance premiums declined in the closed blocks of our whole life business. For additional detail on our coinsurance arrangements, see “Reinsurance” below.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Insurance Fees
Mortality assessments	$1,188	$970	$525	22%	85%
Expense assessments	633	457	222	39%	106%
Surrender charges	60	60	44	0%	36%
DFEL:
Deferrals	(360)	(202)	(81)	-78%	NM
Amortization, excluding unlocking	145	103	73	41%	41%
Prospective unlocking	27	(1)	(20)	NM	95%
Retrospective unlocking	(11)	(7)	(4)	-57%	-75%

Total insurance fees	$1,682	$1,380	$759	22%	82%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Sales by Product
UL:
Excluding MoneyGuard ®	$597	$436	$192	37%	127%
MoneyGuard ®	40	31	34	29%	-9%

Total UL	637	467	226	36%	107%
VUL	77	61	42	26%	45%
Term/whole life	32	43	36	-26%	19%

Total sales	$746	$571	$304	31%	88%

Net Flows
Deposits	$4,110	$3,365	$2,031	22%	66%
Withdrawals and deaths	(1,447)	(1,342)	(836)	-8%	-61%

Net flows	$2,663	$2,023	$1,195	32%	69%

Contract holder assessments	$2,452	$1,980	$1,128	24%	76%

	As of December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Account Values
UL	$20,866	$19,633	$9,573	6%	105%
VUL	4,961	4,600	2,242	8%	105%
Interest-sensitive whole life	2,295	2,257	2,236	2%	1%

Total account values	$28,122	$26,490	$14,051	6%	89%

In-Force Face Amount
UL and other	$284,305	$267,228	$128,792	6%	107%
Term insurance	235,919	234,148	187,849	1%	25%

Total in-force face amount	$520,224	$501,376	$316,641	4%	58%

Insurance fees relate only to interest-sensitive products and include mortality assessments, expense assessments (net of deferrals and amortization related to DFEL) and surrender charges. Mortality and expense assessments are deducted from our contract holders’ account values. These amounts are a function of the rates priced into the product and premiums received, face amount in force and account values. Insurance in force, in turn, is driven by sales, persistency and mortality experience. In-force growth should be considered independently with respect to term products versus UL and other products, as term products have a lower profitability relative to face amount compared to whole life and interest-sensitive products.

Sales in the table above and as discussed below were reported as follows:

•	UL, VUL, MoneyGuard® – 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target; and

•	Whole Life and Term – 100% of first year paid premiums.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.

We believe that our sales of UL products include sales with investor-owned life insurance characteristics. We have implemented procedures to identify sales that we believe have characteristics associated with this type of business in order to prevent investor-owned life insurance policies from being issued. However, accurate identification of these policies can be difficult, and we continue to modify our screening procedures. We expect no significant impact to our profitability; however, returns on UL business sold as part of investor-owned designs are believed to be lower than traditional estate planning UL sales, due in part to no expected lapses.

UL and VUL products with secondary guarantees represented approximately 31% of interest-sensitive life insurance in force as of December 31, 2007, and approximately 70% of sales for these products for 2007. AXXX imposes additional reserve requirements for these products. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” for further information on the manner in which we reinsure our AXXX reserves.

Comparison of 2007 to 2006

The growth in mortality and expense assessments was attributable to increased business in force. Life insurance in force and account values grew as a result of new sales and favorable persistency. The improved persistency results should positively affect future revenues.

The increase to mortality and expense assessments was partially offset by a $41 million reduction in insurance fees, net of DFEL amortization, related to the impact of the correction to account values and modification of accounting related to certain insurance contracts during the second quarter of 2007. In addition, insurance fees were reduced by $5 million related primarily to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

The 2007 favorable prospective unlocking (increase to DFEL amortization) was due primarily to model refinements on certain life insurance policies. The 2006 unfavorable prospective unlocking (decrease to DFEL amortization) was due primarily to increased reserves on life insurance products sold with secondary guarantees, partially offset by improvements in our long-term mortality and expense assumptions.

The 2007 unfavorable retrospective unlocking (decrease to DFEL amortization) was due primarily to favorable persistency, higher excess investment income and lower maintenance expenses. The 2006 unfavorable retrospective unlocking (decrease to DFEL amortization) was due primarily to favorable persistency.

Comparison of 2006 to 2005

Growth in mortality and expense assessments and insurance premiums was related primarily to increased business in force due to new sales and favorable persistency. The 2005 unfavorable prospective unlocking (decrease to DFEL amortization) was due primarily to improvements in our long-term assumption for mortality, partially offset by less favorable changes to our long-term assumptions for retention and interest rates. The 2005 unfavorable retrospective unlocking (decrease to DFEL amortization) was due primarily to improved mortality, partially offset by less favorable lapses and interest rates.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$1,672	$1,408	$867	19%	62%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	35	22	10	59%	120%
Alternative investments (2)	50	14	2	257%	NM
Surplus investments (3)	99	71	30	39%	137%
Internal default charges (4)	—	(4)	—	100%	NM

Total net investment income	$1,856	$1,511	$909	23%	66%

Interest Credited	$1,021	$882	$560	16%	58%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.
(4)	See “Results of Other Operations” below for information on this methodology discontinued in the third quarter of 2006.

	For the Years Ended December 31,			Basis Point Change Over Prior Year
	2007	2006	2005	2007	2006
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.11%	6.15%	6.24%	(4)	(9)
Commercial mortgage loan prepayment and bond makewhole premiums	0.14%	0.09%	0.07%	5	2
Alternative investments	0.22%	0.07%	0.02%	15	5
Internal default charges	0.00%	-0.02%	0.00%	2	(2)

Net investment income yield on reserves	6.47%	6.29%	6.33%	18	(4)
Interest rate credited to contract holders	4.43%	4.52%	4.68%	(9)	(16)

Interest rate spread	2.04%	1.77%	1.65%	27	12

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.26%	6.46%	6.46%	(20)	—
Commercial mortgage loan prepayment and bond makewhole premiums	0.06%	0.11%	0.10%	(5)	1
Alternative investments	0.00%	0.04%	0.00%	(4)	4

Net investment income yield on reserves	6.32%	6.61%	6.56%	(29)	5

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$22,346	$18,331	$10,661	22%	72%
Account values – universal and whole life	22,522	19,034	11,470	18%	66%

Attributable to traditional products:
Invested assets on reserves	5,063	4,446	3,110	14%	43%

A portion of the investment income earned for this segment is credited to contract holder accounts. Invested assets will typically grow at a faster rate than account values because of the AXXX reserve requirements. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest sensitive products. The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves. In addition, we exclude the impact of investment income from statutory surplus investment portfolios and the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. Commercial mortgage loan prepayments and bond makewhole premiums and alternative investment income can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

Comparison of 2007 to 2006

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was partially due to continued growth of business in force. The increase in alternative investment income was driven primarily by favorable results from limited partnership investments. Higher AXXX statutory reserve liabilities on UL policies with secondary guarantees also contributed to invested asset growth. At June 30, 2007, we reduced statutory reserves related to our secondary guarantee UL products by approximately $150 million, which has reduced the amount of net investment income allocated to this segment by $2 million per quarter. In October 2007, we released approximately $300 million of capital that had previously supported our UL products with secondary guarantees. This lowered the level of assets supporting this business and thereby will reduce net investment income by approximately $5 million per quarter in 2008. This release was the result of the issuance of $375 million of 6.30% senior notes, discussed in “Introduction – Recent Developments” above. At December 31, 2007, we reduced statutory reserves related primarily to legal entity consolidation by $344 million, which we believe will reduce the amount of net investment income allocated to this segment by $5 million per quarter.

The increase in interest credited was attributable primarily to growth in UL account values of 6%. On June 1, 2007, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads approximately 5 basis points.

At the end of 2007, the portfolio rates exceeded new money rates by roughly 32 basis points. At the end of 2006, the portfolio rates exceeded new money rates by roughly 22 basis points. As of December 31, 2007, 54% of interest-sensitive account values have crediting rates at contract guaranteed levels, and 36% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2006 to 2005

Growth in fixed maturity securities, mortgage loans on real estate and other net investment income was partially due to growth in in force.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Benefits
Death claims direct and assumed	$1,905	$1,623	$890	17%	82%
Death claims ceded	(800)	(705)	(437)	-13%	-61%
Reserves released on death	(322)	(309)	(161)	-4%	-92%

Net death benefits	783	609	292	29%	109%
Change in reserves for products with secondary guarantees:
Prospective unlocking	1	15	—	-93%	NM
Other	59	39	—	51%	NM
Other benefits (1)	227	224	169	1%	33%

Total benefits	$1,070	$887	$461	21%	92%

Death claims per $1,000 of inforce	2.04	1.35	0.95	51%	42%

(1)	Other benefits include primarily traditional product changes in reserves and dividends.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products. In addition, benefits include the change in reserves for our products with secondary guarantees. The reserve for secondary guarantees is impacted by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.

Comparison of 2007 to 2006

Benefits increased primarily due to growth in business in force, higher mortality and an increase in reserves for products with secondary guarantees, partially offset by $14 million in the first quarter of 2007 related to adjustments to the opening balance sheet of Jefferson-Pilot.

The adjustment to account values and modification of accounting related to certain life insurance policies in the second quarter of 2007 increased reserves for products with secondary guarantees. The 2007 unfavorable prospective unlocking review also resulted in an increase in reserves for products with secondary guarantees. As a result of these changes, we expect an increase to reserves of approximately $4 million in future quarters. The 2006 unfavorable prospective unlocking (increase in reserves) was due primarily to updating long-term alternative investment interest rate assumptions. The change in assumptions was estimated to result in an increase in reserves in future quarters of approximately $2 million.

Comparison of 2006 to 2005

In addition to the 2006 items discussed above, the growth in the book of business also contributed to the increase as well as an absence of unlocking in 2005.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$864	$612	$267	41%	129%
General and administration expenses	436	399	296	9%	35%
Taxes, licenses and fees	110	99	55	11%	80%

Total expenses incurred	1,410	1,110	618	27%	80%
DAC and VOBA deferrals	(1,100)	(808)	(374)	-36%	NM

Total expenses recognized before amortization	310	302	244	3%	24%
DAC and VOBA amortization, net of interest:
Prospective unlocking	20	13	(24)	54%	154%
Retrospective unlocking	(55)	(23)	(8)	NM	NM
Other amortization	531	447	291	19%	54%
Other intangible amortization	4	3	—	33%	NM

Total underwriting, acquisition, insurance and other expenses	$810	$742	$503	9%	48%

DAC and VOBA deferrals
As a percentage of sales	147.5%	141.5%	123.0%

Commissions and other general and administrative expenses, which vary with and are related primarily to the production of new business, are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the lives of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

Comparison of 2007 to 2006

The increase in expenses incurred was due partially to the growth in business in force. The increase in DAC and VOBA amortization, excluding unlocking, was due partially to favorable gross margins primarily from favorable investment results. In addition, DAC and VOBA amortization was increased by $10 million related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

The 2007 unfavorable prospective unlocking (increase to DAC and VOBA amortization) was due primarily to a $36 million increase from modeling refinements net of a $16 million decrease from changes to our long-term assumptions. The 2007 assumption changes were related primarily to improved lapse, expense and interest rates. The 2006 unfavorable prospective unlocking (increase to DAC and VOBA amortization) was due primarily to an $11 million increase from assumption changes and a $2 million increase from modeling refinements. The 2006 assumption changes were related primarily to the impact of the increased reserves on life insurance products with secondary guarantees, partially offset by improved mortality and expenses.

The 2007 favorable retrospective unlocking (decrease to DAC and VOBA amortization) was due primarily to favorable persistency, higher excess investment income and lower maintenance expenses.

Comparison of 2006 to 2005

The 2005 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due to assumption changes related to improved mortality, partially offset by less favorable retention and interest rates.

The 2005 favorable retrospective unlocking (decrease to DAC and VOBA amortization) was due primarily to favorable persistency.

RESULTS OF EMPLOYER MARKETS

The Employer Markets business provides its products through two segments, Retirement Products and Group Protection. The Retirement Products segment operates through two lines of business – Defined Contribution, which provides employer-sponsored variable and fixed annuities, and mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces, and Executive Benefits, which provides corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) and contains an Institutional Pension business. The Group Protection segment of Employer Markets offers group life, disability and dental insurance to employers.

For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Employer Markets – Retirement Products

Income from Operations

Details underlying the results for Employer Markets – Retirement Products (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance premiums	$1	$5	$9	-80%	-44%
Insurance fees	317	275	238	15%	16%
Net investment income	1,100	1,055	898	4%	17%
Other revenues and fees	23	25	30	-8%	-17%

Total operating revenues	1,441	1,360	1,175	6%	16%

Operating Expenses
Interest credited	615	542	441	13%	23%
Benefits	138	139	134	-1%	4%
Underwriting, acquisition, insurance and other expenses	357	330	313	8%	5%

Total operating expenses	1,110	1,011	888	10%	14%

Income from operations before taxes	331	349	287	-5%	22%
Federal income taxes	96	96	80	0%	20%

Income from operations	$235	$253	$207	-7%	22%

The discussion of Employer Markets – Retirement Products is provided in “Retirement Products – Defined Contribution” and “Retirement Products – Executive Benefits” below.

Retirement Products – Defined Contribution

Income from Operations

Details underlying the results for Employer Markets – Retirement Products – Defined Contribution (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance fees	$259	$230	$211	13%	9%
Net investment income	709	738	711	-4%	4%
Other revenues and fees	18	20	25	-10%	-20%

Total operating revenues	986	988	947	0%	4%

Operating Expenses
Interest credited	418	411	402	2%	2%
Underwriting, acquisition, insurance and other expenses	315	297	284	6%	5%

Total operating expenses	733	708	686	4%	3%

Income from operations before taxes	253	280	261	-10%	7%
Federal income taxes	72	76	74	-5%	3%

Income from operations	$181	$204	$187	-11%	9%

Comparison of 2007 to 2006

Income from operations for this segment decreased due primarily to the following:

•

Lower net investment income driven by net outflows for fixed annuities, including the fixed portion of variable annuity contracts and less favorable results from our alternative investment income and prepayment and bond makewhole premiums;

•	Higher interest credited to contract holders attributable to an increase in crediting rates;

•

A $7 million decrease attributable to a $2 million unfavorable prospective unlocking of DAC and VOBA from assumption changes for 2007 compared to a $5 million favorable prospective unlocking from assumption changes for 2006; and

•	In 2007, we incurred higher expenses from investments in strategic initiatives.

The decrease in income from operations was partially offset by growth in insurance fees driven by increases in account values from equity market gains and positive net flows, however a substantial increase in new deposit production is necessary to maintain earnings at current levels.

Comparison of 2006 to 2005

Income from operations for this segment increased due primarily to the following:

•	Growth in insurance fees driven by increases in account values from equity market gains and positive net flows; and

•	Higher investment income from an increase in investment yields.

The increase in income from operations was partially offset by a $9 million decrease attributable to a $5 million favorable prospective unlocking for 2006, discussed above, compared to a $14 million favorable prospective unlocking from assumption changes for 2005.

The foregoing items are discussed further below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Insurance Fees
Annuity expense assessments	$234	$210	$190	11%	11%
Alliance mutual fund fees	17	12	11	42%	9%

Total expense assessments	251	222	201	13%	10%
Surrender charges	8	8	10	0%	-20%

Total insurance fees	$259	$230	$211	13%	9%

Average Daily Variable Account Values	$18,043	$16,432	$14,782	10%	11%

Average Daily S&P 500 Index®	1,476.71	1,310.58	1,207.41	13%	9%

	As of December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Account Values
Variable portion of variable annuities	$17,876	$17,476	$15,693	2%	11%
Fixed portion of variable annuities	5,893	6,210	6,354	-5%	-2%

Total variable annuities	23,769	23,686	22,047	0%	7%

Fixed annuities	4,996	4,796	4,655	4%	3%

Total annuities	28,765	28,482	26,702	1%	7%
Alliance Mutual Funds	7,293	5,174	3,772	41%	37%

Total annuities and Alliance	$36,058	$33,656	$30,474	7%	10%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Variable portion of variable annuity deposits	$2,355	$2,525	$2,254	-7%	12%
Variable portion of variable annuity withdrawals	(3,212)	(2,557)	(2,110)	-26%	-21%

Variable portion of variable annuity net flows	(857)	(32)	144	NM	NM

Fixed portion of variable annuity deposits	351	441	520	-20%	-15%
Fixed portion of variable annuity withdrawals	(912)	(938)	(784)	3%	-20%

Fixed portion of variable annuity net flows	(561)	(497)	(264)	-13%	-88%

Total variable annuity deposits	2,706	2,966	2,774	-9%	7%
Total variable annuity withdrawals	(4,124)	(3,495)	(2,894)	-18%	-21%

Total variable annuity net flows	(1,418)	(529)	(120)	NM	NM

Fixed annuity deposits	754	506	563	49%	-10%
Fixed annuity withdrawals	(724)	(501)	(679)	-45%	26%

Fixed annuity net flows	30	5	(116)	NM	104%

Total annuity deposits	3,460	3,472	3,337	0%	4%
Total annuity withdrawals	(4,848)	(3,996)	(3,573)	-21%	-12%

Total annuity net flows	(1,388)	(524)	(236)	NM	NM

Alliance Mutual Fund deposits	2,090	1,113	1,066	88%	4%
Alliance Mutual Fund withdrawals	(365)	(247)	(410)	-48%	40%

Total Alliance Mutual Fund net flows	1,725	866	656	99%	32%

Total annuity and Alliance deposits	5,550	4,585	4,403	21%	4%
Total annuity and Alliance withdrawals	(5,213)	(4,243)	(3,983)	-23%	-7%

Total annuity and Alliance net flows	$337	$342	$420	-1%	-19%

We charge expense assessments to cover insurance and administrative expenses. Expense assessments are generally equal to a percentage of the daily variable account values. Our expense assessments include fees we earn for the services that we provide to

Alliance program accounts. In addition, we collect surrender charges when contract holders surrender their contracts during the surrender charge periods to protect us from premature withdrawals.

New deposits are an important component of our effort to grow our business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. The other component of net flows relates to the retention of our business as demonstrated by our lapse rates.

We serve the mid-large case 401(k) and 403(b) markets with our Alliance program. During 2006, we restructured the Alliance program sales organization to create a dedicated team focused on deposit growth. The Alliance program bundles our fixed annuity products with mutual funds, along with record keeping and employee education components. The amounts associated with the Alliance mutual fund program are not included in the assets or liabilities reported in our Consolidated Balance Sheets.

The distribution model for the small case 401(k) market is focused on driving growth through financial intermediaries. The two primary products we sell to this market are DIRECTORSM and Lincoln American Legacy RetirementSM. As part of the strategic redesign of this model, in October 2006, we terminated a relationship with a third-party wholesaler and committed resources to developing our own wholesale sales force. As a result, at the end of 2007, we had 80 wholesalers in place to support this business and intend to add an additional 33 wholesalers in 2008.

Comparison of 2007 to 2006

The increase in expense assessments was driven by increases in the average daily variable annuity account values. The increase in account values is the result of favorable equity markets partially offset by negative net flows.

The increase in new deposits was due primarily to growth in the Alliance program. Deposits for our Alliance program (including Alliance program fixed annuity deposits) were $2.8 billion for 2007, an increase of 79% from $1.5 billion in 2006 due primarily to an increase in the number of Alliance program accounts resulting in both an increase in initial deposits and an increase in ongoing periodic deposits.

Sales of our 401(k) DIRECTORSM product decreased 13% in 2007. This was primarily the result of terminating our relationship with our third-party wholesaler in October 2006, which has had a greater than expected effect of sales and lapse rates. We expect that, in the long-term, the benefits associated with our investment in a new wholesaling force will outweigh any short-term consequences of terminating our third-party wholesaling relationship. In 2007, the number of wholesalers increased from 37 to 80.

The overall lapse rate for our annuity products was 15% for 2007 compared to 13% for 2006. The main driver of lapses was Multi-Fund®, our oldest block of annuity business and our 401(k) DIRECTORSM product as discussed above. As of December 31, 2007, account values for Multi-Fund® totaled $13.3 billion, and net flows for 2007 were $(876) million. The return on assets, calculated as income divided by average assets under management, for Multi-Fund® is more than two times that of new deposits. Therefore, a substantial increase in new deposit production is necessary to maintain earnings at current levels.

As of December 31, 2007, approximately $14.0 billion, or 60%, of variable annuity contract account values contained a return of premium death benefit feature, and the NAR related to these contracts was $10 million. The remaining variable annuity contract account values, including the 401(k) DIRECTORSM product, contain no GMDB feature.

Comparison of 2006 to 2005

The increase in expense assessments was driven by increases in the average daily variable annuity account values. The increase in account values is the result of favorable equity markets partially offset by negative net flows.

The overall lapse rate in 2006 was 13%, compared to 12% in 2005.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$646	$659	$640	-2%	3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	7	17	13	-59%	31%
Alternative investments (2)	1	8	9	-88%	-11%
Surplus investments (3)	55	54	49	2%	10%

Total net investment income	$709	$738	$711	-4%	4%

Interest Credited	$418	$411	$402	2%	2%

(1)      See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.

(2)      See “Consolidated Investments – Alternative Investments” below for additional information.

(3)      Represents net investment income on the required statutory surplus for this segment.

	For the Years Ended December 31,			Basis Point Change Over Prior Year
	2007	2006	2005	2007	2006
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.03%	6.11%	6.07%	(8)	4
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.16%	0.12%	(9)	4
Alternative investments	0.01%	0.07%	0.09%	(6)	(2)

Net investment income yield on reserves	6.11%	6.34%	6.28%	(23)	6
Interest rate credited to contract holders	3.82%	3.73%	3.69%	9	4

Interest rate spread	2.29%	2.61%	2.59%	(32)	2

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Average invested assets on reserves	$10,712	$10,785	$10,538	-1%	2%
Average fixed account values, including the fixed portion of variable	10,935	11,016	10,884	-1%	1%
Net flows for fixed annuities, including the fixed portion of variable	(531)	(492)	(380)	-8%	-29%

A portion of our investment income earned is credited to the contract holders of our fixed products. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed product line and what we credit to our fixed contract holders’ accounts, including the fixed portion of variable annuities. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, divided by average invested assets on reserves. The average crediting rate is calculated as interest credited less amortization related to DSI, divided by the average fixed account values, including the fixed portion of variable annuities. Commercial mortgage loan prepayments and bond makewhole premiums, alternative investment income and surplus investment income can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

Comparison of 2007 to 2006

The decrease in fixed maturity securities, mortgage loans on real estate and other net investment income was attributable to a net decrease in average fixed account values, including the fixed portion of variable, driven by net outflows.

This segment experienced decreases in its investment income yield and an increase in crediting rates. In response to the competitive environment, we increased crediting rates in April 2006 by 10 basis points for a series of our fixed annuity products with approximately $6 billion of account values. Effective October 1, 2006, we increased the crediting rates for these products by an additional 10 basis points. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment and makewhole premiums. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2006 to 2005

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was attributable to the increase in average fixed account values, including the fixed portion of variable. The increase in interest credited was a result of the increase in crediting rates discussed above.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$81	$92	$103	-12%	-11%
General and administration expenses	218	210	215	4%	-2%
Taxes, licenses and fees	14	9	8	56%	13%

Total expenses incurred	313	311	326	1%	-5%
DAC deferrals	(92)	(88)	(97)	-5%	9%

Total expenses recognized before amortization	221	223	229	-1%	-3%
DAC and VOBA amortization, net of interest:
Prospective unlocking	3	(7)	(22)	143%	68%
Retrospective unlocking	5	6	4	-17%	50%
Other amortization	86	75	73	15%	3%

Total	$315	$297	$284	6%	5%

DAC deferrals
As a percentage of sales/deposits	1.7%	1.9%	2.2%

Commissions and other costs, which vary with and are related primarily to the production of new business, excluding those associated with our Alliance mutual fund product, are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. We do not pay commissions on sales of our Alliance mutual fund product, and distribution expenses associated with the sale of our Alliance mutual fund product are not deferred and amortized, as is the case for our insurance products.

Comparison of 2007 to 2006

The increase in expenses incurred was due primarily to increases to our sales force and costs associated with strategic initiatives. Partially offsetting the increase in expenses incurred was a decrease in commissions due primarily to a 10% decrease in the deposits of the 401(k) DIRECTORSM product.

The 2007 unfavorable prospective unlocking (increase to DAC and VOBA amortization) was due to changes to our long-term assumptions for higher lapse rates and separate account fees, partially offset by lower expenses. The 2006 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due primarily to assumption changes for a lower long-term interest rate and favorable margins, partially offset by lower persistency.

Comparison of 2006 to 2005

The decrease in expenses incurred was attributable primarily to a change in expense allocation methodology put into effect in the second quarter of 2006, which shifted expenses to other business segments. The change in methodology was not material to the other segments and did not affect consolidated expenses. Commissions and DAC deferrals decreased due to a change in the mix of product sales.

DAC deferrals as a percentage of sales/deposits decreased due to a change in the mix of sales, reflecting increasing Alliance mutual fund product sales.

The 2005 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due primarily to assumption changes for improved retention.

Retirement Products – Executive Benefits

Income from Operations

Details underlying the results for Retirement Products – Executive Benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance premiums	$1	$5	$9	-80%	-44%
Insurance fees	58	45	27	29%	67%
Net investment income	391	317	187	23%	70%
Other revenues and fees	5	5	5	0%	0%

Total operating revenues	455	372	228	22%	63%

Operating Expenses
Interest credited	197	131	39	50%	236%
Benefits	138	139	134	-1%	4%
Underwriting, acquisition, insurance and other expenses	42	33	29	27%	14%

Total operating expenses	377	303	202	24%	50%

Income from operations before taxes	78	69	26	13%	165%
Federal income taxes	24	20	6	20%	233%

Income from operations	$54	$49	$20	10%	145%

Comparison of 2007 to 2006

Income from operations for this segment increased due primarily to the following:

•	Including the results of operations for the COLI and BOLI business acquired from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006; and

•	Increased investment spread attributable to the three secured limited recourse notes issued in December 2006 and April 2007.

The increase in income from operations was partially offset by the following:

•	A $2 million decrease attributable to the retrospective unlocking of DAC and VOBA;

•	Weaker results from our prepays and alternative investments; and

•	Less favorable mortality in our Institutional Pension business.

Comparison of 2006 to 2005

Income from operations for this segment increased due primarily to the following:

•	Including the results of operations for the COLI and BOLI business acquired from Jefferson-Pilot for nine months in 2006;

•	Higher insurance fees from growth of our COLI and BOLI business in force; and

•	Favorable mortality in our Institutional Pension business.

The foregoing items are discussed further below, except for the increases resulting from including the revenue and expenses of Jefferson-Pilot starting with the second quarter of 2006, as it was the primary reason for the increase in our COLI and BOLI business when comparing 2006 to 2005 and a significant one when comparing 2007 to 2006.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in force (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Insurance Fees
Mortality assessments	$35	$27	$9	30%	200%
Expense assessments	25	21	20	19%	5%
DFEL:
Deferrals	(4)	(4)	(4)	0%	0%
Amortization, excluding unlocking	1	1	2	0%	-50%
Prospective unlocking	—	—	(1)	NM	100%
Retrospective unlocking	1	—	1	NM	-100%

Total insurance fees	$58	$45	$27	29%	67%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
COLI and BOLI – Sales	$91	$83	$50	10%	66%

COLI and BOLI – Account Value
Balance at beginning-of-year	$4,305	$1,319	$1,122	226%	18%
Business acquired	—	2,795	—	-100%	NM
Deposits	303	267	210	13%	27%
Withdrawals and deaths	(320)	(210)	(48)	-52%	NM

Net flows	(17)	57	162	NM	-65%
Policyholder assessments	(70)	(60)	(35)	-17%	-71%
Interest credited and change in market value	218	194	70	12%	177%

Balance at end-of-year	$4,436	$4,305	$1,319	3%	226%

COLI and BOLI – In Force	$15,292	$15,645	$7,729	-2%	102%

Institutional Pensions – Account Value	$2,094	$2,720	$2,737	-23%	-1%

Our mortality and expense assessments primarily relate to our COLI and BOLI business, and to a lesser extent the interest-sensitive products associated with our Institutional Pension business, and are deducted from our contract holders’ account values and reported as insurance fees. For our traditional Institutional Pension products, these charges are embedded in the premiums charged to our customers and reported as insurance premiums. For the COLI and BOLI business, the mortality and expense assessments amounts are a function of the rates priced into the product and face amount of our insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience. The Institutional Pension business is a closed-block of pension business, the majority of which was sold on a group pension annuity basis, and is currently in run-off.

Included in the business acquired with the Jefferson-Pilot companies are BOLI products, which accounted for $1.9 billion in contract holder fund balances. As of December 31, 2007, VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $117 million. These contracts, which are generally not subject to surrender charges, are owned by several thousand contract holders. These contracts were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to contract holders on competitors’ products being more attractive than on our policies in force. The following factors may influence contract holders to continue these coverages: 1) our ability to adjust crediting rates; 2) relatively high minimum rate guarantees; 3) the difficulty of re-underwriting existing and additional covered lives; and 4) unfavorable tax attributes of certain surrenders. Our assumptions for amortizing VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

Consistent with the way we report UL sales, we report COLI and BOLI sales as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. Sales in this business tend to be of large case nature and can fluctuate significantly from quarter to quarter.

Comparison of 2007 to 2006

Mortality and expense assessments for this business were favorably impacted by higher variable fees resulting from a customer transferring $55 million of fixed account value to variable account value in the second quarter of 2007. This transfer had an offsetting impact on investment income and interest credited as discussed below. Mortality and expense assessments are also increasing as client preference has begun to shift from fixed to variable products.

Comparison of 2006 to 2005

Growth in our COLI and BOLI in force contributed to the increases in mortality and expense assessments.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$375	$299	$179	25%	67%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	2	7	1	-71%	NM
Alternative investments (2)	—	1	—	-100%	NM
Surplus investments (3)	14	12	7	17%	71%
Internal default charges (4)	—	(2)	—	100%	NM

Total net investment income	$391	$317	$187	23%	70%

Interest Credited	$197	$131	$39	50%	236%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.
(4)	See “Results of Other Operations” below for information on this methodology discontinued in the third quarter of 2006.

When analyzing the impact of net investment income for this segment, it is important to understand that a portion of the investment income earned is credited to the contract holders of our fixed products, including the fixed portion of variable. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed product line and what we credit to our fixed contract holders’ accounts.

Commercial mortgage loan prepayments and bond makewhole premiums, alternative investment income and surplus investment income can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

Comparison of 2007 to 2006

Fixed maturity securities, mortgage loans on real estate and other net investment income increased by $47 million related to the three secured limited recourse notes, discussed in “Consolidated Investments – Credit-Linked Notes” below and Note 4. Partially offsetting this increase was the unfavorable impact of a customer transferring $55 million from fixed accounts to variable accounts in the second quarter of 2007, which reduced the interest margin. Interest credited increased by $39 million related to the secured limited recourse notes. Additionally, on July 1, 2006, we implemented a 25 basis point increase in crediting rates on the BOLI business, which increased interest credited to contract holders and also reduced the interest margin.

Comparison of 2006 to 2005

The 25 basis point increase in crediting rates discussed above related to the acquired BOLI business from Jefferson-Pilot.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its interest-sensitive products. Benefits are recognized when incurred for Institutional Pension products.

Comparison of 2007 to 2006

The decrease was attributable to a recovery on a reinsurance agreement in the first quarter of 2007.

Comparison of 2006 to 2005

Benefits for 2006 included a reduction for favorable mortality in the Institutional Pension business.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$34	$32	$22	6%	45%
General and administration expenses	19	17	19	12%	-11%
Taxes, licenses and fees	6	5	4	20%	25%

Total expenses incurred	59	54	45	9%	20%
DAC and VOBA deferrals	(34)	(31)	(23)	-10%	-35%

Total expenses recognized before amortization	25	23	22	9%	5%
DAC and VOBA amortization, net of interest:
Prospective unlocking	1	1	(1)	0%	200%
Retrospective unlocking	3	(1)	3	NM	NM
Other amortization	13	10	5	30%	100%

Total underwriting, acquisition, insurance and other expenses	$42	$33	$29	27%	14%

DAC and VOBA deferrals
As a percentage of sales/deposits	37.4%	37.3%	46.0%

Commissions and other costs, which vary with and are related primarily to the production of new business, are deferred to the extent recoverable and for our interest-sensitive products are amortized over the lives of the contracts in relation to EGPs.

Comparison of 2007 to 2006

The increase in expenses incurred was primarily a result of increased sales.

The 2007 unfavorable prospective unlocking (increase to DAC and VOBA amortization) was primarily the result of increasing our long-term assumptions for case lapses. The 2006 unfavorable prospective unlocking (increase to DAC and VOBA amortization) was due to changes in our long-term assumptions for interest margins on this business.

The 2007 unfavorable retrospective unlocking (increase to DAC and VOBA amortization) was due to actual gross profits being lower than EGPs due to the impact of a customer transferring $55 million of fixed accounts to variable accounts and lower than expected surrender activity. The surrender activity occurred in 2007 for a variety of reasons, and there are no systemic issues such as service or product competitiveness. The favorable retrospective unlocking (decrease to DAC and VOBA amortization) in 2006 was due to more favorable persistency.

Comparison of 2006 to 2005

The change in expense allocation methodology put into effect in the third quarter of 2006, lowered expenses relative to 2005, but did not affect consolidated expenses incurred.

The 2005 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due to the changes to the long-term assumptions underlying the amortization of DAC and VOBA.

The 2005 unfavorable retrospective unlocking (increase to DAC and VOBA amortization) was due to less favorable persistency, which resulted in actual gross profits being less than the EGPs used in the amortization of DAC.

Federal Income Taxes

Comparison of 2007 to 2006

The effective federal income tax rate increased to 31% from 29%, as increased earnings did not have a proportionate increase in permanent adjustments.

Comparison of 2006 to 2005

The effective federal income tax rate increased to 29% from 23%, as increased earnings did not have a proportionate increase in permanent adjustments.

Employer Markets – Group Protection

The Group Protection segment offers group life, disability and dental insurance to employers. The segment’s products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Income from Operations

Details underlying the results for Employer Markets – Group Protection (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	Change
Operating Revenues
Insurance premiums	$1,380	$949	45%
Net investment income	115	80	44%
Other revenues and fees	5	3	67%

Total operating revenues	1,500	1,032	45%

Operating Expenses
Benefits	999	663	51%
Underwriting, acquisition, insurance and other expenses	326	217	50%

Total operating expenses	1,325	880	51%

Income from operations before taxes	175	152	15%
Federal income taxes	61	53	15%

Income from operations	$114	$99	15%

	For the Years Ended December 31,
	2007	2006	Change
Income from Operations by Product Line
Life	$41	$37	11%
Disability	64	53	21%
Dental	4	6	-33%

Total non-medical	109	96	14%
Medical	5	3	67%

Total income from operations	$114	$99	15%

Comparison of 2007 to 2006

Income from operations for this segment increased due to the following:

•	Growth in sales as a result of sales strength in our core, small case markets; and

•	This segment was added as a result of the merger with Jefferson-Pilot, therefore the results of operations reflect twelve months of activity in 2007 compared to only nine months in 2006.

The increase in income from operations was partially offset by the following:

•	Loss ratios in 2007 were not as favorable as the loss ratios in 2006 due to the exceptional claims experience on all our non-medical products during 2006; and

•	The adoption of SOP 05-1 on January 1, 2007, which increased DAC and VOBA amortization, net of deferrals, by approximately $5 million.

The foregoing items are discussed further below, except for the increases resulting from reporting revenue and expenses starting with the second quarter of 2006, as it was a significant reason for every increase when comparing 2007 to 2006.

The business represented as “medical” consists primarily of our non-core EXEC-U-CARE® product. This product provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs. This product produces significant revenues and benefits expenses for this segment but only a limited amount of income. Discontinuance of this product would significantly impact segment revenues, but not income from operations.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	Change
Insurance Premiums by Product Line
Life	$494	$334	48%
Disability	601	407	48%
Dental	136	95	43%

Total non-medical	1,231	836	47%
Medical	149	113	32%

Total insurance premiums	$1,380	$949	45%

Sales	$326	$209	56%

Our COI and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in-force, in turn, is driven by sales and persistency experience.

Sales in the table above and as discussed below are the combined annualized premiums for our life, disability and dental products. Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders. The trend in sales is an important indicator of development of business in force over time.

Comparison of 2007 to 2006

The increase in insurance premiums reflects business growth primarily related to our non-medical business as a result of sales strength in our core, small case markets. The growth in sales year over year was partially constrained by sales of larger cases, during the fourth quarter of 2006, including the expansion of an existing relationship that resulted in $11 million of sales to additional hospitals.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of 2007 to 2006

The increase in net investment income was partially due to continued growth of business in force and our yields on investments have remained constant.

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	Change
Benefits by Product Line
Life	$360	$233	55%
Disability	406	262	55%
Dental	104	68	53%

Total non-medical	870	563	55%
Medical	129	100	29%

Total benefits	$999	$663	51%

Loss Ratios by Product Line
Life	72.9%	69.8%
Disability	67.6%	64.4%
Dental	76.5%	71.6%
Total non-medical	70.7%	67.3%
Medical	86.6%	88.5%

Management has chosen to focus on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time. We believe that loss ratios in the 71-74% range are more representative of longer-term expectations for the composite non-medical portion of this segment. Although we expect normal fluctuations in this range, claim experience is inherently uncertain and there can be no assurance that experience will fall inside this expected range.

Comparison of 2007 to 2006

We experienced exceptional claim experience on all our non-medical products during 2006 due to better than expected results for our product lines that we did not believe were sustainable. The experience in 2007 was higher but still on the low end of our expected range of 71-74%. Effective claims management drove favorable claim termination experience.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$164	$110	49%
General and administration expenses	151	105	44%
Taxes, licenses and fees	34	23	48%

Total expenses incurred	349	238	47%
DAC and VOBA deferrals	(54)	(37)	-46%

Total expenses recognized before amortization	295	201	47%
DAC and VOBA amortization, net of interest	31	16	94%

Total underwriting, acquisition, insurance and other expenses	$326	$217	50%

DAC and VOBA deferrals
As a percentage of insurance premiums	3.9%	3.9%

Expenses, excluding commissions, which vary with and are related primarily to the production of new business, are deferred to the extent recoverable and are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business. Commissions, which vary with and are related to paid premiums, are expensed as incurred. The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

Comparison of 2007 to 2006

The increases in underwriting, acquisition, insurance and other expenses were in line with the increases in insurance premiums. Increases due to higher employee incentive compensation expenses attributable to the strong sales performance also contributed to the increase in general and administrative expenses. In addition, DAC and VOBA net amortization increased by $8 million as a result of the adoption of SOP 05-1. During the third quarter of 2006, as a result of a review of assumptions for DAC amortization, we changed the DAC amortization period to 15 years, consistent with the period for VOBA, for all products except Dental, which remains at 7 years. This change was implemented retroactive to the merger date and did not have a significant effect on results.

RESULTS OF INVESTMENT MANAGEMENT

The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, sub-advised funds and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries.

For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Income from Operations

Details underlying the results for Investment Management (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Investment advisory fees – external	$360	$328	$256	10%	28%
Investment advisory fees – inter-segment	87	97	99	-10%	-2%
Other revenues and fees	143	139	120	3%	16%

Total operating revenues	590	564	475	5%	19%

Operating Expenses
Underwriting, acquisition, insurance and other expenses	471	480	448	-2%	7%

Income from operations before taxes	119	84	27	42%	211%
Federal income taxes	43	29	10	48%	190%

Income from operations	$76	$55	$17	38%	224%

Pre-tax operating margin (1)	20.2%	14.9%	5.7%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenue.

Comparison of 2007 to 2006

Income from operations increased due primarily to an increase in investment advisory fees – external due to higher third-party average assets under management.

The increase in income from operations was partially offset by a decrease in investment advisory fees – inter-segment, net of related operating expenses, due to the transfer of assets to an internal advisor within Employer Markets, a $4 million legal expense accrual in 2007 for existing cases and $3 million in expenses in 2007 associated with the launch of Delaware Enhanced Global Dividend and Income Fund.

Comparison of 2006 to 2005

Income from operations increased due primarily to the following:

•	An increase in investment advisory fees – external due to higher third-party average assets under management driven by positive net flows and favorable equity markets; and

•	Specific cost containment initiatives implemented in 2006, while 2005’s results were unfavorably impacted by expenses related to talent acquisitions in the portfolio management area.

The foregoing items are discussed further below.

Investment Advisory Fees

Details underlying assets under management and net flows (in millions) were as follows:

	As of December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Retail – equity	$31,598	$31,705	$25,202	0%	26%
Retail – fixed	10,801	8,790	7,766	23%	13%

Total retail	42,399	40,495	32,968	5%	23%

Institutional – equity	21,732	21,957	18,755	-1%	17%
Institutional – fixed	11,526	21,105	13,079	-45%	61%

Total institutional	33,258	43,062	31,834	-23%	35%

Inter-segment assets	77,117	81,186	55,917	-5%	45%

Total assets under management	$152,774	$164,743	$120,719	-7%	36%

Total Sub-Advised Assets, Included Above
Retail	$16,219	$18,023	$15,389	-10%	17%
Institutional	4,570	4,648	5,114	-2%	-9%

Total sub-advised assets	$20,789	$22,671	$20,503	-8%	11%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Flows
Retail equity sales	$7,318	$8,935	$11,383	-18%	-22%
Retail equity redemptions and transfers	(9,998)	(8,388)	(5,906)	-19%	-42%

Retail equity net flows	(2,680)	547	5,477	NM	-90%

Retail fixed income sales	5,961	4,057	3,718	47%	9%
Retail fixed income redemptions and transfers	(4,308)	(3,227)	(2,753)	-33%	-17%

Retail fixed income net flows	1,653	830	965	99%	-14%

Total retail sales	13,279	12,992	15,101	2%	-14%
Total retail redemptions and transfers	(14,306)	(11,615)	(8,659)	-23%	-34%

Total retail net flows	(1,027)	1,377	6,442	NM	-79%

Institutional equity inflows	4,588	5,612	11,089	-18%	-49%
Institutional equity withdrawals and transfers	(7,225)	(4,920)	(5,309)	-47%	7%

Institutional equity net flows	(2,637)	692	5,780	NM	-88%

Institutional fixed income inflows	5,885	9,490	5,214	-38%	82%
Institutional fixed income withdrawals and transfers	(3,593)	(2,191)	(2,216)	-64%	1%

Institutional fixed income net flows	2,292	7,299	2,998	-69%	143%

Total institutional inflows	10,473	15,102	16,303	-31%	-7%
Total institutional redemptions and transfers	(10,818)	(7,111)	(7,525)	-52%	6%

Total institutional net flows	(345)	7,991	8,778	NM	-9%

Total sales/inflows	23,752	28,094	31,404	-15%	-11%
Total redemptions and transfers	(25,124)	(18,726)	(16,184)	-34%	-16%

Total net flows	$(1,372)	$9,368	$15,220	NM	-38%

Note: Sales/inflows include contributions, dividend reinvestment and in kind transfers. In addition, the above net flows table includes inter-segment flows of our separate accounts. The table above excludes the transfer of $190 million and $201 million of plan assets to an unaffiliated 529 Plan provider for the years ended December 31, 2007 and 2006, respectively, as well as transfers of assets of $780 million to Other Operations and $3.2 billion to Employer Markets for the year ended December 31, 2007, because we do not consider these to be net flows. Also excluded for the year ended December 31, 2007, was the transfer of $12.3 billion of assets to an unaffiliated investment management company.

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Average daily S&P 500 Index®	1,476.71	1,310.58	1,207.41	13%	9%

Investment advisory fees are generally a function of the rates priced into the product and our average assets under management, which is driven by net flows and equity markets. Investment advisory fees – external include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses.

Investment advisory fees – inter-segment consists of fees for asset management services this segment provides to Individual Markets and Employer Markets for managing general account assets supporting fixed income products and surplus and separate account assets. These inter-segment amounts are not reported on our Consolidated Statements of Income as they are eliminated along with the associated expenses incurred by Individual Markets and Employer Markets. Individual Markets and Employer Markets reports the cost as a reduction to net investment income, which is the same methodology that would be used if these services were provided by an external party.

The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods.

Comparison 2007 to 2006

Investment advisory fees – external increased primarily due to higher third-party average assets under management as a result of positive equity market returns. This increase was partially offset by a decrease in net flows and lower advisory revenues as a result of the fixed income transaction, as discussed below, and our exit from the 529 business. Market value gains on assets under management in 2007 were $3.2 billion in retail and $2.8 billion in institutional.

Net flows decreased due to the closing of several products and the variability of institutional sales. In addition, we believe sales slowed during 2007 as a result of the announcement of the fixed income transaction, as discussed below. While we expect investment performance to remain solid and look for positive net flows in 2008, capacity constraints in certain investment strategies and the fixed income transaction, as discussed below, may limit sales growth.

On October 31, 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. As a result of this transaction, assets under management decreased by $12.3 billion. For additional detail on this transaction, see “Introduction – Acquisition and Dispositions” above.

Investment advisory fees – inter-segment decreased due to a decline in total inter-segment assets under management, primarily related to the transition to Employer Markets of the investment advisory role for the Lincoln Variable Insurance Trust product effective May 1, 2007. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management will continue to manage certain of the assets as a sub-advisor. As a result of this change, Investment Management’s assets under management decreased by $3.2 billion, however, there was no impact to our consolidated assets under management or consolidated net income.

Comparison of 2006 to 2005

Investment advisory fees – external increased due to higher average third-party assets under management driven by positive net flows and favorable equity markets. Market value gains on assets under management in 2006 were $7.1 billion in retail and $3.4 billion in institutional.

The International ADR managed accounts product sub-advised by Mondrian Investment Partners was closed to new investors in the second quarter of 2006, although the product was held open to contributions from existing customers. Compared to 2005, this closure resulted in a decline in flow of funds from new accounts even though our in-house International Value Equity team offered an alternative to the closed product for new investors.

In May 2006, we closed our institutional and managed account Large Cap Growth products to new investors. These products remain open to contributions from existing accounts. These products experienced significant growth in the last several quarters prior to closing. Similar to the International ADR product, these closures were primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. Although impacting the growth of deposits and investment advisory fees, the closing of these products has not had an adverse material effect on our results of operations.

Investment advisory fees – inter-segment remained relatively flat as the lowering of advisory fees discussed above were offset by the increase in general account assets from the Jefferson-Pilot merger.

Other Revenues and Fees

Comparison of 2006 to 2005

Other revenues and fees increased due to higher 12b-1 distribution fees for marketing and selling affiliated mutual funds. The distribution expenses paid to brokers that sell the affiliated mutual funds shares are classified within operating expenses.

Operating Expenses

Comparison of 2007 to 2006

Operating expenses decreased due primarily to the elimination of expenses as a result of transferring the investment advisory role of Lincoln Variable Insurance Trust to another internal advisor, as discussed above. These decreases were partially offset by expenses that vary with the levels of assets and revenues and one-time costs including a $6 million legal expense accrual for existing cases and $5 million in expenses associated with the launch of Delaware Enhanced Global Dividend and Income Fund.

Comparison of 2006 to 2005

The increase in operating expenses is primarily due to increases in expenses that vary with the level of assets and revenues and increased spending on technology and communications to further support the segment’s growing level of assets. These increases were partially offset by specific cost containment initiatives implemented in 2006, while 2005’s results were unfavorably impacted by expenses related to talent acquisitions in the portfolio management area.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products including retirement income solutions. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Income from Operations

Details underlying the results for Lincoln UK (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance premiums	$95	$79	$63	20%	25%
Insurance fees	194	158	177	23%	-11%
Net investment income	81	71	78	14%	-9%

Total operating revenues	370	308	318	20%	-3%

Operating Expenses
Benefits	137	108	116	27%	-7%
Underwriting, acquisition, insurance and other expenses	163	140	136	16%	3%

Total operating expenses	300	248	252	21%	-2%

Income from operations before taxes	70	60	66	17%	-9%
Federal income taxes	24	21	23	14%	-9%

Income from operations	$46	$39	$43	18%	-9%

Exchange Rate Ratio-U.S. Dollars to Pounds Sterling
Average	2.007	1.847	1.821	9%	1%
End-of-period	1.987	1.958	1.719	1%	14%
Comparison of 2007 to 2006

Income from operations for this segment increased due primarily to the following:

•	A decrease in the average value of the U.S. dollar relative to the British pound sterling;

•	Growth in insurance fees driven by higher average unit-linked account values resulting primarily from favorable markets; and

•

An $8 million increase attributable to a $2 million favorable prospective unlocking (a $4 million increase from assumption changes net of a $2 million decrease from model refinements) of DAC, VOBA and DFEL for 2007 compared to a $6 million unfavorable prospective unlocking (a $5 million decrease from assumption changes and a $1 million decrease from model refinements) for 2006.

The increase in income from operations was partially offset by an increase in our mis-selling reserve based on discussion with the Financial Ombudsman Service (“FOS”) over our policy concerning the time limitation for the filing of mis-selling complaints.

Comparison of 2006 to 2005

Income from operations for this segment decreased due primarily to an $18 million decrease attributable to differences in the impact in each period of the prospective unlocking of DAC, VOBA and DFEL resulting from a $6 million decrease to income from operations for 2006, discussed above, compared to a $12 million increase for 2005.

The decrease in income from operations was partially offset by the following:

•	A decrease in the average value of the U.S. dollar relative to the British pound sterling; and

•

A release of our mis-selling reserve in 2006 after an evaluation of assumptions underlying these estimated liabilities compared to an increase in 2005 primarily due to higher than expected numbers of mis-selling complaints.

The foregoing items are discussed further below.

Insurance Premiums

Excluding the effect of the exchange rate, insurance premiums are primarily a function of the rates priced into the product and face amount of our insurance in force.

Comparison of 2007 to 2006

Excluding the effect of the exchange rate, insurance premiums increased 11%, reflecting an increase in the annuitization of vesting pension policies. The receipt of these premiums resulted in a corresponding increase in benefit expense. Our annualized policy lapse rate for 2007 was 6.4% as compared to 6.7% in 2006, as measured by the number of policies in force.

Comparison of 2006 to 2005

Excluding the effect of the exchange rate, insurance premiums increased 24%, reflecting an increase in the annuitization of vesting pension policies. The receipt of these premiums resulted in a corresponding increase in benefit expense. Our annualized policy lapse rate for 2006 was 6.7% as compared to 6.8% in 2005, as measured by the number of policies in force.

Insurance Fees

Details underlying insurance fees, business in force and unit-linked assets (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Insurance Fees
Mortality assessments	$37	$34	$35	9%	-3%
Expense assessments	125	115	111	9%	4%
DFEL:
Deferrals	(3)	(3)	(4)	0%	25%
Amortization, excluding unlocking	28	25	33	12%	-24%
Prospective unlocking	5	(12)	9	142%	NM
Retrospective unlocking	2	(1)	(7)	300%	86%

Total insurance fees	$194	$158	$177	23%	-11%

	As of December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Individual life insurance in force	$19,022	$19,345	$17,521	-2%	10%

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Unit-linked Assets
Balance at beginning-of-year	$8,757	$7,320	$7,186	20%	2%
Deposits	323	318	389	2%	-18%
Withdrawals and deaths	(969)	(838)	(728)	-16%	-15%

Net flows	(646)	(520)	(339)	-24%	-53%
Investment income and change in market value	600	911	1,243	-34%	-27%
Foreign currency adjustment	139	1,046	(770)	-87%	236%

Balance at end-of-year	$8,850	$8,757	$7,320	1%	20%

The insurance fees reflect mortality and expense assessments on unit-linked account values to cover insurance and administrative charges. These assessments, excluding the effect of the exchange rate, are primarily a function of the rates priced into the product, the face amount of insurance in force and the average unit-linked assets, which is driven by net flows on the account values and the financial markets.

Comparison of 2007 to 2006

Excluding the effects of exchange rates and unlocking, insurance fees increased by 1%. This was due primarily to higher average unit-linked account values resulting largely from favorable equity markets, as the Financial Time Stock Exchange (“FTSE”) 100 index was 8% higher, and a $6 million increase in linked-taxes deducted from unit-linked funds due to increasing bond values compared to 2006, partially offset by a $9 million adjustment for surrender penalties and declines in older blocks of business.

The 2007 favorable prospective unlocking (increase to DFEL amortization) was due to an $8 million increase from modeling refinements, partially offset by a net $3 million decrease from changes in our long-term assumptions. The unfavorable prospective unlocking in 2006 (decrease to DFEL amortization) was due to a $15 million decrease from changes to our assumptions, partially offset by a $3 million increase from modeling refinements. The assumption changes in 2007 related to refinements to the methodology regarding future expectations of investment income and expenses offset by the expected mortality experience in the future. The assumption changes in 2006 were driven primarily by lower retention rates on the pension business.

During 2007, the U.S. dollar weakened relative to the British pound sterling. Although the use of the reversion to the mean process has lessened the impact of short-term volatility in equity markets, the segment’s fee income remains subject to volatility in the equity markets as it affects the level of the underlying assets that drive the fee income.

Comparison of 2006 to 2005

Excluding the effects of exchange rates, mortality and expense assessments decreased by 4%. This was due primarily to declines in older blocks of business partially offset by higher average unit-linked account values resulting largely from favorable equity markets, as the FTSE 100 index was 15% higher throughout 2006 than 2005.

Modeling refinements drove the positive prospective unlocking in 2005.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of 2007 to 2006

The increase in net investment income was due primarily to higher fixed interest income earned on the increase in assets from growth in annuity premiums resulting from the annuitization of vesting unit-linked pension policies.

Comparison of 2006 to 2005

The decrease in net investment income was due primarily to lower income received on fixed interest investments related to a shift in investment mix resulting from the necessity to match maturities of assets and liabilities. In addition, in 2005 an interest payment was received from the U.K. tax authority, related to historic claims not received in 2006.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its unit-linked products. Benefits are recognized when incurred.

Comparison of 2007 to 2006

Excluding the effect of the exchange rate, benefits were 17% higher reflecting an additional provision of $11 million to cover costs associated with the U.K. selling practice matters discussed below, a $10 million increase in reserves due to higher levels of vested annuity premiums, and a $5 million increase in reserves related to the increase in linked-taxes on the unit-linked funds mentioned above, partially offset by a $10 million annuitant mortality adjustment.

Lincoln UK maintains reserves originally established in 1997 and 1999 for mis-selling activities. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with U.K. selling practice matters. We increased our provision by $2 million in the first quarter of 2007 due to remedial work that we carried out following the Financial Services Authority (“FSA”) review of our complaints handling process late in 2006. We also increased our provision by $9 million in the third quarter of 2007 due to discussion with the FOS over our policy concerning the time limitation on the filing of mis-selling complaints. Future changes in complaint levels could affect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially affect our consolidated financial position.

Comparison of 2006 to 2005

Excluding the effect of the exchange rate, benefits decreased due primarily to a $1 million mis-selling reserve release for 2006 compared to an $11 million increase for 2005 based on our ongoing evaluation discussed above.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$5	$4	$2	25%	100%
General and administration expenses	109	100	99	9%	1%

Total expenses incurred	114	104	101	10%	3%
DAC and VOBA deferrals	(4)	(2)	(3)	-100%	33%

Total expenses recognized before amortization	110	102	98	8%	4%
DAC and VOBA amortization, net of interest:
Prospective unlocking	2	(3)	(9)	167%	67%
Retrospective unlocking	(1)	(2)	2	50%	NM
Other amortization, net of interest	52	43	45	21%	-4%

Total underwriting, acquisition, insurance and other expenses	$163	$140	$136	16%	3%

Commissions and other costs, which vary with and are related primarily to the production of new business, are deferred to the extent recoverable and for our interest-sensitive products are amortized over the lives of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business.

Comparison of 2007 to 2006

Excluding the effect of the exchange rate, general and administration expenses were essentially flat. Excluding the effect of the exchange rate, total underwriting, acquisition, insurance and other expenses incurred increased due to investments in a new retirement product and the higher amortization expenses resulting from the expected run-off of old blocks of business and investments in strategic initiatives.

The 2007 unfavorable prospective unlocking (increase to DAC and VOBA amortization) was comprised of an $11 million increase due to model refinements offset by a $9 million decrease from changes to our long-term assumptions. The favorable prospective unlocking in 2006 (decrease to DAC and VOBA amortization) was comprised of a $7 million decrease due to changes in assumptions, partially offset by a $4 million increase from model refinements. The assumption changes in 2007 were related primarily to refinements to the methodology regarding the treatment of future expectations of investment income and expenses offset by the expected mortality experience in the future. The assumption changes in 2006 were driven primarily by lower retention rates for the pension business.

Comparison of 2006 to 2005

The 2005 favorable prospective unlocking (decrease to DAC and VOBA amortization) was due to an unfavorable modeling change in the DAC amortization calculation process offset by favorable persistency.

The 2005 unfavorable retrospective unlocking (increase to DAC and VOBA amortization) was due primarily to the segment funding its non-U.S. defined benefit pension plan with a contribution of approximately $71 million in October 2005, which reduced actual gross profits relative to the EGPs.

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties that were formerly part of our Lincoln Financial Media segment and other corporate investments, benefit plan net assets and the unamortized deferred gain on the indemnity reinsurance portion of the sales transaction for our former reinsurance segment, which was sold to Swiss Re in 2001. In 2007, we executed plans to divest our television broadcasting, sports programming and Charlotte radio stations and, accordingly, have reported the results of these businesses as discontinued operations. Consequently, we no longer have the Lincoln Financial Media segment and now report our remaining media operations within Other Operations. We are actively managing our remaining radio station clusters to maximize performance and future value.

For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Operating Revenues
Insurance premiums	$2	$5	$1	-60%	NM
Net investment income	192	225	203	-15%	11%
Amortization of deferred gain on indemnity reinsurance	74	75	76	-1%	-1%
Communication revenues (net)	107	85	—	26%	NM
Other revenues and fees	(7)	(10)	(6)	30%	-67%
Inter-segment elimination of investment advisory fees	(87)	(97)	(99)	10%	2%

Total operating revenues	281	283	175	-1%	62%

Operating Expenses
Interest credited	139	144	133	-3%	8%
Benefits	25	17	—	47%	NM
Communication expenses	57	41	—	39%	NM
Other expenses	166	69	65	141%	6%
Interest and debt expenses	281	218	87	29%	151%
Inter-segment elimination of investment advisory fees	(87)	(97)	(99)	10%	2%

Total operating expenses	581	392	186	48%	111%

Loss from operations before taxes	(300)	(109)	(11)	NM	NM
Federal income taxes	(116)	(56)	(65)	NM	14%

Income (loss) from operations	$(184)	$(53)	$54	NM	NM

Income (loss) from operations for Other Operations includes earnings on invested excess capital and other investments, communication revenue, amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re, interest expense on corporate debt, interest credited on corporate reinsurance, communication expenses and expenses that are corporate in nature, which are discussed in other expenses below.

Comparison of 2007 to 2006

Loss from operations for this segment increased due primarily to the following:

•	Including the unfavorable results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;

•	Higher interest and debt expenses from increased debt;

•

Higher other expenses attributable to increases for merger-related expenses due primarily to system integration work, strategic initiatives such as RISV, expenses resulting from changes in employee benefit plans, and expenses in 2006 benefited from insurance recoveries related to U.K. mis-selling losses due to settlements with certain of our liability carriers; and

•

Lower net investment income from a reduction in invested assets driven by share repurchases, dividends paid to stockholders, decreases in payables for collateral on securities loaned as these items exceeded the distributable earnings received from our insurance segments, the dividends received from our other segments and issuances of debt and during 2006 we recorded, in Other Operations, $8 million of default charges before the methodology was discontinued.

Comparison of 2006 to 2005

Income from operations declined due primarily to the following:

•	Including the unfavorable results of operations from Jefferson-Pilot for nine months in 2006; and

•	Higher interest and debt expense as borrowings increased $2.7 billion, of which $2.1 billion was used to finance the merger.

The foregoing items are discussed further below, except for the increases resulting from including the revenue and expenses of Jefferson-Pilot starting with the second quarter of 2006, as it was the primary reason for every increase when comparing 2006 to 2005 and a significant one when comparing 2007 to 2006.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital allocated to Other Operations would decrease and net investment income would be negatively impacted. In addition, as discussed below in “Review of Consolidated Financial Condition – Alternative Sources of Liquidity,” the holding company maintains an inter-segment cash management account where other segments can borrow from or lend money to the holding company. This impacts net investment income for Other Operations as all inter-segment eliminations including these for the inter-segment net investment income and interest expense are reported within Other Operations.

The majority of our interest credited relates to our reinsurance operations sold to Swiss Re in 2001. A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our consolidated financial statements. The interest credited corresponds to investment income earnings on the assets we continue to hold for this business. There is no impact to income or loss in Other Operations or on a consolidated basis for these amounts.

Comparison of 2007 to 2006

The decrease in net investment income was driven by a decrease in invested assets due to the combination of share repurchases, dividends paid to stockholders and decreases in payables for collateral under securities loaned. These items exceeded the amount of cash generated by the distributable earnings of our insurance segments, the net increase in our debt and dividends received by the holding company from our non-insurance entities. Also, an increase in our inter-segment cash management account unfavorably impacted net investment income.

In 2007, we had write-downs for other-than-temporary impairments, which decreased the recorded value of our invested assets. These write-downs are not included in the income from operations of our operating segments. When impairment occurs, assets are transferred to the operating segments’ portfolios and will reduce the future net investment income for Other Operations, but should not have an impact on a consolidated basis unless the impairments are related to defaulted securities.

As discussed in “Results of Individual Markets – Life Insurance,” the reduction in statutory reserves provided capital available for general corporate purposes and, until its deployment, will increase net investment income in Other Operations.

Comparison of 2006 to 2005

Net investment income increased with the addition of the Jefferson-Pilot assets. Interest credited to contract holders increased as we acquired additional accounts in run-off through the Jefferson-Pilot merger.

During the third quarter of 2006, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an inter-segment charge referred to as the default charge. Net investment income in 2006 includes $12 million of default charges recorded before the methodology was harmonized. This change did not have an effect on consolidated income from operations. Net investment income in 2005 included higher investment income on investment partnerships and $26 million of fees from standby real estate equity commitments.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Other Expenses
Merger-related expenses	$103	$49	$—	110%	NM
Branding	33	34	31	-3%	10%
Retirement Income Security Ventures	10	—	—	NM	NM
Taxes, licenses and fees	12	9	4	33%	125%
Net expenses related to changes in benefit plans	4	—	—	NM	NM
UK mis-selling losses settlement	—	(26)	—	100%	NM
Other	4	3	30	33%	-90%

Total other expenses	$166	$69	$65	141%	6%

Other expenses for Other Operations include expenses that are corporate in nature such as merger-related expenses, restructuring costs, branding, charitable contributions, certain litigation reserves, amortization of Federal Communications Commission license intangibles on our radio clusters, other expenses not allocated to our business segments and inter-segment expense eliminations, excluding those associated with our inter-segment investment advisory fees.

Comparison of 2007 to 2006

The increase in merger-related expenses was primarily due to an increase in system integration work related to our administrative systems. In 2007, we had expenses for our RISV strategic initiative. We had a net expense relating to changes in our employee benefit plans, discussed further in Note 16. In 2006, we recorded recoveries from certain of our liability carriers related to U.K. mis-selling losses recorded in prior years. The increase related to these items was partially offset by an increase in expenses allocated to our operating segments.

Merger-related expenses are the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives. These actions will be ongoing and are expected to be substantially complete by the first half of 2009. Our current estimate of integration expenses is approximately $205 million to $215 million, pre-tax and excludes amounts capitalized or recorded to goodwill.

Comparison of 2006 to 2005

The 2006 increase in merger-related expenses, including restructuring charges, related to the Jefferson-Pilot merger. The decrease in the amount labeled as “Other” in the table above related primarily to $29 million of restructuring charges attributable to the restructuring of our retail distribution unit recorded in 2005.

Interest and Debt Expense

The timing and/or discretionary nature of uses of cash for the repurchase of stock, incentive compensation and the availability of funds from our cash management account may result in changes in external financing and volatility in interest expense. For additional information on our financing activities, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” below.

Comparison of 2007 to 2006

The increase in interest and debt expense was due primarily to the increase in our debt, including $750 million issued to refinance several high coupon securities that we called late in 2006 and early 2007 and for the repurchase of stock and $375 million issued to fund the captive reinsurance company described in “Introduction – Recent Developments” above, along with the $2.1 billion issuance discussed below.

Comparison of 2006 to 2005

Interest and debt expense increased due to a $2.7 billion increase in corporate debt, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger and the $1 billion stock repurchase.

Federal Income Tax Benefit

Comparison of 2007 to 2006

The effective federal income tax rate decreased to 39% from 51%. The federal income tax benefit in 2006 included $19 million related primarily to a DRD deduction that was not present in 2007.

Comparison of 2006 to 2005

The federal income tax benefit in 2005 included $47 million related to the release of a deferred tax allowance related to our reinsurance business.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

	As of December 31,		Percentage of Total Investments
	2007	2006	2007	2006
Investments
Available-for-sale securities:
Fixed maturity	$56,276	$55,853	78.2%	78.2%
Equity	518	701	0.7%	1.0%
Trading securities	2,730	3,036	3.8%	4.2%
Mortgage loans on real estate	7,423	7,384	10.3%	10.3%
Real estate	258	421	0.4%	0.6%
Policy loans	2,835	2,760	4.0%	3.9%
Derivative instruments	807	415	1.1%	0.6%
Alternative assets	799	590	1.1%	0.8%
Other investments	276	291	0.4%	0.4%

Total investments	$71,922	$71,451	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion on our risk management process, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Investment Portfolio Composition and Diversification

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

Fixed Maturity and Equity Securities Portfolios

Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Details underlying our fixed maturity and equity securities portfolios by industry classification (in millions) are presented in the below tables. These tables agree in total with the presentation of available-for-sale securities in Note 4; however, the categories below represent a more detailed breakout of the available-for-sale portfolio; therefore, the investment classifications listed below do not agree to the investment categories provided in Note 4.

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Available-For-Sale – Fixed Maturity
Corporate bonds:
Financial services	$11,234	$187	$300	$11,121	19.8%
Basic industry	2,148	52	35	2,165	3.8%
Capital goods	2,665	66	16	2,715	4.8%
Communications	2,903	123	46	2,980	5.3%
Consumer cyclical	3,038	56	94	3,000	5.3%
Consumer non-cyclical	3,898	101	25	3,974	7.1%
Energy	2,688	121	14	2,795	5.0%
Technology	660	15	5	670	1.2%
Transportation	1,409	39	19	1,429	2.5%
Industrial other	710	22	6	726	1.3%
Utilities	8,051	195	77	8,169	14.5%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	996	8	205	799	1.4%
Commercial real estate collateralized debt obligations	42	—	4	38	0.1%
Mortgage-backed securities collateralized debt obligations	1	—	—	1	0.0%
Credit card	160	1	2	159	0.3%
Home equity	1,209	4	76	1,137	2.0%
Manufactured housing	161	7	5	163	0.3%
Auto loan	4	—	—	4	0.0%
Other	235	4	1	238	0.4%
Commercial mortgage-backed securities
Non-agency backed	2,711	48	70	2,689	4.8%
Collateralized mortgage obligations
Agency backed	4,547	74	19	4,602	8.2%
Non-agency backed	2,347	10	110	2,247	4.0%
Mortgage pass-throughs
Agency backed	933	18	2	949	1.7%
Non-agency backed	153	1	4	150	0.3%
Municipals
Taxable	133	5	—	138	0.2%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies
United States	1,261	108	4	1,365	2.4%
Foreign	1,663	92	19	1,736	3.1%
Redeemable preferred stock	103	9	1	111	0.2%

Total available-for-sale – fixed maturity	56,069	1,366	1,159	56,276	100.0%

Available-For-Sale – Equity	548	13	43	518

Total available-for-sale securities	56,617	1,379	1,202	56,794
Trading Securities (1)	2,512	265	47	2,730

Total available-for-sale and trading securities	$59,129	$1,644	$1,249	$59,524

	As of December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Available-For-Sale – Fixed Maturity
Corporate bonds:
Financial services	$11,757	$280	$65	$11,972	21.4%
Basic industry	2,587	58	22	2,623	4.7%
Capital goods	2,547	45	10	2,582	4.6%
Communications	3,062	115	23	3,154	5.6%
Consumer cyclical	3,108	64	46	3,126	5.6%
Consumer non-cyclical	3,987	66	26	4,027	7.2%
Energy	2,781	85	15	2,851	5.1%
Technology	641	13	5	649	1.1%
Transportation	1,679	45	8	1,716	3.1%
Industrial other	720	16	5	731	1.3%
Utilities	7,897	173	41	8,029	14.4%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	608	17	1	624	1.1%
Commercial real estate collateralized debt obligations	42	—	—	42	0.1%
Mortgage-backed securities collateralized debt obligations	12	—	—	12	0.0%
Credit card	41	2	—	43	0.1%
Home equity	1,199	8	9	1,198	2.1%
Manufactured housing	171	8	1	178	0.3%
Auto loan	4	—	—	4	0.0%
Other	257	7	1	263	0.5%
Commercial mortgage-backed securities
Non-agency backed	2,691	47	19	2,719	4.9%
Collateralized mortgage obligations
Agency backed	3,729	25	32	3,722	6.7%
Non-agency backed	1,586	13	14	1,585	2.8%
Mortgage pass-throughs
Agency backed	437	2	3	436	0.8%
Non-agency backed	101	1	3	99	0.2%
Municipals
Taxable	139	5	1	143	0.3%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies
United States	1,379	64	9	1,434	2.6%
Foreign	1,693	96	12	1,777	3.2%
Redeemable preferred stock	99	9	—	108	0.2%

Total available-for-sale – fixed maturity	54,960	1,264	371	55,853	100.0%

Available-For-Sale – Equity	681	22	2	701

Total available-for-sale securities	55,641	1,286	373	56,554
Trading Securities (1)	2,809	253	26	3,036

Total available-for-sale and trading securities	$58,450	$1,539	$399	$59,590

(1)

Our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers. Refer below to “Trading Securities” section for further details.

Available-for-Sale Securities

Because the general intent of the available-for-sale accounting rules is to reflect stockholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income. For instance, DAC is adjusted upon the recognition of unrealized gains or losses since the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balance of other contract holder funds are made because we either have a contractual obligation or have a consistent historical practice of making allocations of investment gains or losses to certain contract holders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio (in millions) was as follows:

NAIC Designation	Rating Agency Equivalent Designation	As of December 31, 2007			As of December 31, 2006
		Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Investment Grade Securities
1	Aaa /Aa / A	$34,648	$34,741	61.8%	$32,838	$33,347	59.7%
2	Baa	18,168	18,339	32.6%	18,565	18,809	33.7%

		52,816	53,080	94.4%	51,403	52,156	93.4%
Below Investment Grade Securities
3	Ba	2,184	2,159	3.8%	2,207	2,273	4.1%
4	B	787	783	1.4%	1,148	1,203	2.1%
5	Caa and lower	270	238	0.4%	185	198	0.4%
6	In or near default	12	16	0.0%	17	23	0.0%

		3,253	3,196	5.6%	3,557	3,697	6.6%

Total securities		$56,069	$56,276	100.0%	$54,960	$55,853	100.0%

Below investment grade as a % of total available-for-sale fixed maturity securities		5.8%	5.7%		6.5%	6.6%

Comparisons between NAIC ratings and rating agency designations are published by the NAIC. The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements. The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch), by such ratings organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

The estimated fair value for all private securities was $7.8 billion as of December 31, 2007 compared to $7.1 billion as of December 31, 2006, representing approximately 11% and 10% of total invested assets as of December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $21 million and $40 million, respectively.

Trading Securities

Trading securities, which support certain reinsurance funds withheld and our Modco reinsurance agreements, are carried at estimated fair value and changes in estimated fair value are recorded in net income as they occur. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 8 for more information regarding our accounting for Modco.

Mortgage-Backed Securities

Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. We may incur reinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. As of December 31, 2007, we did not have a significant amount of higher-risk mortgage-backed securities. A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be impacted by subprime lending and direct investments in asset-backed securities collateralized debt obligations, asset-backed securities (“ABS”) and residential mortgage-backed securities (“RMBS”). Mortgage-related ABS are backed by home equity loans and RMBS are backed by residential mortgages. These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness: prime, alt-a and subprime. Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles. Alt-A lending is the origination of residential mortgage loans to customers who have Prime credit profiles but lack documentation to substantiate income. Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

The slowing U.S. housing market, increased interest rates and relaxed underwriting standards for some originators of residential mortgage loans and home equity loans have recently led to higher delinquency rates, especially for loans originated in the past few years. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of our securities reflect the seniority of the securities that we own. Our RMBS had a market value of $9.3 billion and an unrealized loss of $113 million or 1.2% as of December 31, 2007, which is primarily due to the impact of changes in interest rates.

The market value of investments backed by subprime loans was $755 million and represented 1.0% of our total investment portfolio as of December 31, 2007. Investments rated A or above represented 95% of the subprime investments and $379 million in market value of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent most of the subprime exposure with trading securities being only $19 million, or 2.5%, as of December 31, 2007. The tables below summarize our investments in available-for-sale securities backed by pools of residential mortgages (in millions):

	Fair Value as of December 31, 2007
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass throughs	$5,453	$1,549	$945	$—	$7,947
Asset-backed securities home equity	—	—	402	735	1,137
Mortgage-backed securities collateralized debt obligations	—	—	—	1	1

Total (1)	$5,453	$1,549	$1,347	$736	$9,085

Rating
AAA	$5,411	$1,204	$1,070	$623	$8,308
AA	21	299	229	50	599
A	21	15	26	35	97
BBB	—	12	16	26	54
BB and below	—	19	6	2	27

Total (1)	$5,453	$1,549	$1,347	$736	$9,085

Origination Year
2004 and prior	$3,174	$445	$418	$362	$4,399
2005	649	290	319	242	1,500
2006	223	290	480	132	1,125
2007	1,407	524	130	—	2,061

Total (1)	$5,453	$1,549	$1,347	$736	$9,085

(1)

Does not include the fair value of trading securities totaling $225 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $225 million in trading securities consisted of $165 million prime, $41 million Alt-A and $19 million subprime.

	Amortized Cost as of December 31, 2007
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass throughs	$5,378	$1,603	$999	$—	$7,980
Asset-backed securities home equity	—	—	419	790	1,209
Mortgage-backed securities collateralized debt obligations	—	—	—	1	1

Total (1)	$5,378	$1,603	$1,418	$791	$9,190

Rating
AAA	$5,337	$1,219	$1,105	$652	$8,313
AA	21	331	259	57	668
A	20	19	31	47	117
BBB	—	16	17	33	66
BB and below	—	18	6	2	26

Total (1)	$5,378	$1,603	$1,418	$791	$9,190

Origination Year
2004 and prior	$3,144	$453	$430	$380	$4,407
2005	648	297	333	258	1,536
2006	220	309	510	153	1,192
2007	1,366	544	145	—	2,055

Total (1)	$5,378	$1,603	$1,418	$791	$9,190

(1)

Does not include the amortized cost of trading securities totaling $233 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $233 million in trading securities consisted of $169 million prime, $43 million Alt-A and $21 million subprime.

None of these investments include any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in available-for-sale securities backed by pools of consumer loan asset-backed securities (in millions):

	As of December 31, 2007
	Credit Card (1)		Auto Loans		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Rating
AAA	$126	$127	$4	$4	$130	$131
BBB	33	33	—	—	33	33

Total (2)	$159	$160	$4	$4	$163	$164

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” section below and in Note 4.
(2)

Does not include the fair value of trading securities totaling $5 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $5 million in trading securities consisted of credit card securities.

The following summarizes our investments in available-for-sale securities backed by pools of commercial mortgages (in millions):

	As of December 31, 2007
	Multiple Property		Single Property		Commercial Real Estate Collateralized Debt Obligations		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Type
Commercial mortgage-backed securities	$2,532	$2,542	$157	$169	$—	$—	$2,689	$2,711
Commercial real estate collateralized debt obligations	—	—	—	—	38	42	38	42

Total (1)	$2,532	$2,542	$157	$169	$38	$42	$2,727	$2,753

Rating
AAA	$1,755	$1,742	$78	$79	$35	$39	$1,868	$1,860
AA	452	455	13	17	3	3	468	475
A	213	224	62	67	—	—	275	291
BBB	90	100	4	6	—	—	94	106
BB and below	22	21	—	—	—	—	22	21

Total (1)	$2,532	$2,542	$157	$169	$38	$42	$2,727	$2,753

Origination Year
2004 and prior	$1,845	$1,822	$84	$83	$3	$3	$1,932	$1,908
2005	356	367	54	61	13	15	423	443
2006	201	220	19	25	22	24	242	269
2007	130	133	—	—	—	—	130	133

Total (1)	$2,532	$2,542	$157	$169	$38	$42	$2,727	$2,753

(1)

Does not include the fair value of trading securities totaling $111 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $111 million in trading securities consisted of $107 million commercial mortgage-backed securities and $4 million commercial real estate collateralized debt obligations.

Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, that enhance the credit of the issuer. Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bonds issues such as municipal bonds and private placements as well as other types and structures of securities. Our direct exposure represents our bond holdings of the actual Monoline insurers. Our insured bonds represent our holdings in bonds of other issuers that are insured by Monoline insurers.

The following summarizes our exposure to Monoline insurers (in millions):

	As of December 31, 2007
	Direct Exposure	Insured Bonds (1)	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Fair Value
Monoline Name
AMBAC	$—	$117	$117	$3	$2	$118
CAPMAC	—	4	4	—	—	4
CMAC	—	—	—	—	—	—
FGIC	26	55	81	1	10	72
FSA	—	41	41	1	—	42
MBIA	12	78	90	3	2	91
MGIC	11	8	19	—	1	18
PMI GROUP INC	27	—	27	—	4	23
RADIAN GROUP INC	19	—	19	—	3	16
XL CAPITAL LTD	92	65	157	2	11	148

Total (2)	$187	$368	$555	$10	$33	$532

(1)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 4.
(2)

Does not include the fair value of trading securities totaling $36 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $36 million in trading securities consisted of $13 million of direct exposure and $23 million of insured exposure.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of December 31, 2007			As of December 31, 2007
	Amount	%		Amount	%
Property Type			State Exposure
Apartment	$756	10%	CA	$1,514	20%
Retail	1,819	25%	TX	638	9%
Office Building	2,548	34%	MD	395	5%
Industrial	1,816	24%	VA	329	4%
Hotel/Motel	336	5%	AZ	317	4%
Mixed Use	41	1%	WA	304	4%
Other Commercial	107	1%	FL	299	4%

	$7,423	100%	IL	294	4%

			TN	286	4%
			NC	278	4%
Geographic Region			PA	267	4%
New England	$192	3%	GA	249	3%
Middle Atlantic	503	7%	NV	213	3%
East North Central	817	11%	OH	202	3%
West North Central	454	6%	IN	193	3%
South Atlantic	1,668	22%	MN	153	2%
East South Central	398	5%	NJ	147	2%
West South Central	691	9%	MA	128	2%
Mountain	738	10%	MO	112	2%
Pacific	1,962	27%	Other states under 1%	1,105	14%

	$7,423	100%		$7,423	100%

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans as of December 31, 2007. As of December 31, 2006, 0.4% of total mortgage loans were impaired. As of December 31, 2007, we had one commercial mortgage loan that was two or more payments delinquent. As of December 31, 2006, we had two commercial mortgage loans that were two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2007 and 2006 was less than $1 million. See Note 4 for additional detail regarding impaired mortgage loans. See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which primarily consists of investments in limited partnerships, were as follows:

	As of December 31,
	2007	2006
Individual Markets:
Annuities	$108	$91
Life Insurance	528	356
Employer Markets:
Retirement Products	130	113
Other Operations	33	30

Total alternative investments	$799	$590

Income derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Individual Markets:
Annuities	$17	$12	$11	42%	9%
Life Insurance	65	12	12	442%	0%
Employer Markets:
Retirement Products	17	18	26	-6%	-31%
Other Operations	3	4	—	-25%	NM

Total alternative investments (1)	$102	$46	$49	122%	-6%

(1)	Includes net investment income on the required statutory surplus invested within alternative investments.

As of December 31, 2007 and 2006, alternative investments include investments in approximately 102 and 84 different partnerships, respectively, that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. The capital calls are included on the table of contingent commitments in “Review of Consolidated Financial Condition – Liquidity and Capital Resources” below. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Net Investment Income
Fixed maturity securities – available for sale	$3,354	$2,940	$2,001	14%	47%
Equity securities – available for sale	41	27	9	52%	200%
Trading securities	176	197	194	-11%	2%
Mortgage loans on real estate	507	468	287	8%	63%
Real estate	44	48	24	-8%	100%
Standby real estate equity commitments	12	8	26	50%	-69%
Policy loans	175	159	118	10%	35%
Invested Cash	73	91	53	-20%	72%
Change in call option market value (1)	6	62	—	-90%	NM
Commercial mortgage loan prepayment and bond makewhole premiums (2)	57	70	33	-19%	112%
Alternative investments (3)	102	46	49	122%	-6%
Consent fees	10	8	1	25%	700%
Other investments	12	25	19	-52%	32%

Investment revenue	4,569	4,149	2,814	10%	47%
Investment expense	(185)	(168)	(112)	10%	50%

Total net investment income	$4,384	$3,981	$2,702	10%	47%

(1)	The change in the call option market value in net investment income largely offsets the change in interest credited caused by fluctuations in the value of our indexed annuity contract liabilities.
(2)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(3)	See “Alternative Investments” above for additional information.

	For the Years Ended December 31,			Basis Point Change Over Prior Year
	2007	2006	2005	2007	2006
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.96%	5.89%	5.90%	7	(1)
Change in call option market value	0.01%	0.10%	0.00%	(9)	10
Commercial mortgage loan prepayment and bond makewhole premiums	0.08%	0.11%	0.08%	(3)	3
Alternative investments	0.15%	0.07%	0.11%	8	(4)
Consent fees	0.01%	0.01%	0.06%	—	(5)
Standby real estate equity commitments	0.02%	0.03%	0.00%	(1)	3

Net investment income yield on invested assets	6.23%	6.21%	6.15%	2	6

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Average invested assets at amortized cost	$70,330	$64,099	$43,933	10%	46%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL and interest-sensitive whole life insurance products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable. Net investment income and the interest rate yield table each include changes the fair value of call options, commercial mortgage loan prepayments and bond makewhole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The growth in net investment income on fixed maturity securities, mortgage loans on real estate and other, net of investment expense when comparing 2007 to 2006 was attributable to including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006, positive net flows and continued growth in our business from sales and favorable persistency.

The growth in net investment income on fixed maturity securities, mortgage loans on real estate and other, net of investment expense when comparing 2006 to 2005 was attributable to including the results of operations from Jefferson-Pilot for nine months in 2006, positive net flows and continued growth in our business from sales and favorable persistency.

Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums

Prepayment and makewhole premiums are collected when borrowers elect to call or prepay their debt prior to the stated maturity. A prepayment or makewhole premium allows investors to attain the same yield as if the borrower made all scheduled interest payments until maturity. These premiums are designed to make investors indifferent to prepayment.

Realized Gains and Losses

Details underlying realized loss (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Fixed maturity securities available-for-sale:
Gross gains	$125	$132	$115
Gross losses	(185)	(103)	(93)
Equity securities available-for-sale:
Gross gains	8	2	8
Gross losses	(111)	(3)	(1)
Gain on other investments	18	4	1
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	29	(41)	(52)

Total realized loss on investments, excluding trading securities	(116)	(9)	(22)
Gain (loss) on derivative instruments, excluding reinsurance embedded derivatives	(11)	2	(1)
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	1	—	1

Total realized loss on investments and derivative instruments	(126)	(7)	(22)
Gain on reinsurance embedded derivative/trading securities	2	4	5
Gain on sale of subsidiaries/businesses	6	—	14

Total realized loss	$(118)	$(3)	$(3)

Amortization expense of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true up to our DAC, VOBA, DSI, and DFEL amortization and changes in other contract holder funds within realized gains and losses reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments could create volatility in net realized gains and losses. The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During the years ended December 31, 2007 and 2006, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored. See “Item 7. MD&A – Critical Accounting Policies and Estimates” for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of other-than-temporary impairments (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Other-Than-Temporary Impairments
Corporate bonds	$129	$61	$15	111%	307%
Foreign government bonds	1	—	—	NM	NM
Asset and mortgage-backed securities:	20	3	5	567%	-40%

Total fixed maturity securities	150	64	20	134%	220%
Equity securities	111	—	1	NM	-100%

Total other-than-temporary impairments	$261	$64	$21	308%	205%

Unrealized Gains and Losses on Available-for-Sale Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the status of securities at a particular point in time and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings.

For our securities classified as available-for-sale that we held as of December 31, 2007 and 2006 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss (in millions) and total time period that the security has been in an unrealized loss position were as follows:

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< = 90 days	$63	58.4%	$65	48.5%	$2	7.7%
> 90 days but < 180 days	16	14.8%	28	20.9%	12	46.2%
> 180 days but < 270 days	23	21.3%	30	22.4%	7	26.9%
> 270 days but < 1 year	1	0.9%	1	0.7%	—	0.0%
> 1 year	5	4.6%	10	7.5%	5	19.2%

Total	$108	100.0%	$134	100.0%	$26	100.0%

	As of December 31, 2006
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< = 90 days	$1	6.2%	$1	6.2%	$—	NM
> 90 days but < 180 days	—	0.0%	—	0.0%	—	NM
> 180 days but < 270 days	2	12.5%	2	12.5%	—	NM
> 270 days but < 1 year	—	0.0%	—	0.0%	—	NM
> 1 year	13	81.3%	13	81.3%	—	NM

Total	$16	100.0%	$16	100.0%	$—	NM

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Property and casualty	$33	30.5%	$48	35.8%	$15	57.7%
Collateralized mortgage obligations	17	15.7%	25	18.7%	8	30.8%
Commercial mortgage-backed					—
securities	2	1.9%	5	3.7%	3	11.5%
ABS	6	5.6%	6	4.5%	—	0.0%
Non-captive consumer	37	34.3%	37	27.6%	—	0.0%
Banking	8	7.4%	8	6.0%	—	0.0%
Consumer cyclical services	5	4.6%	5	3.7%	—	0.0%

Total	$108	100.0%	$134	100.0%	$26	100.0%

	As of December 31, 2006
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Automotive	$15	93.7%	$15	93.7%	$—	NM
Commercial mortgage-backed securities	1	6.3%	1	6.3%	—	NM

Total	$16	100.0%	$16	100.0%	$—	NM

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	Amortized Cost	Unrealized Loss	Unrealized Loss
ABS	$1,946	9.4%	$2,239	10.2%	$293	24.4%
Banking	3,147	15.0%	3,328	15.1%	181	15.1%
Collateralized mortgage obligations	2,881	13.8%	3,010	13.7%	129	10.8%
Commercial mortgage-backed securities	1,083	5.2%	1,153	5.2%	70	5.8%
Electric	1,406	6.8%	1,440	6.5%	34	2.9%
Property and casualty insurers	494	2.4%	528	2.4%	34	2.8%
Non-captive diversified	314	1.5%	347	1.6%	33	2.7%
Home construction	287	1.4%	319	1.5%	32	2.7%
Media – non-cable	223	1.1%	254	1.2%	31	2.6%
Retailers	443	2.1%	469	2.1%	26	2.2%
Non-captive consumer	258	1.2%	284	1.3%	26	2.2%
Pipelines	593	2.9%	614	2.8%	21	1.7%
Real estate investment trusts	572	2.8%	593	2.7%	21	1.7%
Paper	273	1.3%	291	1.3%	18	1.5%
Financial – other	354	1.7%	371	1.7%	17	1.4%
Brokerage	434	2.1%	449	2.0%	15	1.2%
Gaming	126	0.6%	140	0.6%	14	1.2%
Distributors	429	2.1%	442	2.0%	13	1.1%
Food and beverage	419	2.0%	431	2.0%	12	1.0%
Metals and mining	328	1.6%	338	1.5%	10	0.8%
Building materials	226	1.1%	236	1.1%	10	0.8%
Automotive	184	0.9%	194	0.9%	10	0.8%
Industries with unrealized losses less than $ 10	4,370	21.0%	4,522	20.6%	152	12.6%

Total	$20,790	100.0%	$21,992	100.0%	$1,202	100.0%

	As of December 31, 2006
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Collateralized mortgage obligations	$2,692	14.6%	$2,738	14.5%	$46	12.3%
Banking	1,657	9.0%	1,698	9.0%	41	11.0%
Electric	1,408	7.6%	1,432	7.6%	24	6.4%
Commercial mortgage-backed securities	1,137	6.2%	1,156	6.1%	19	5.1%
Automotive	252	1.4%	267	1.4%	15	4.0%
Food and beverage	727	3.9%	740	3.9%	13	3.5%
ABS	851	4.6%	864	4.6%	13	3.5%
Media – non-cable	463	2.5%	474	2.5%	11	3.0%
Retailers	307	1.7%	317	1.7%	10	2.7%
Industries with unrealized losses less than $ 10	8,993	48.5%	9,174	48.7%	181	48.5%

Total	$18,487	100.0%	$18,860	100.0%	$373	100.0%

Unrealized Loss on Below-Investment-Grade Available-for-Sale Fixed Maturity Securities

Gross unrealized losses on available-for-sale below-investment-grade fixed maturity securities represented 12.1% and 9.5% of total gross unrealized losses on all available-for-sale securities as of December 31, 2007 and 2006, respectively. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining 87.9% and 90.5% of the gross unrealized losses as of December 31, 2007 and 2006, respectively, related to investment grade available-for-sale securities. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2007.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of Amortized Cost to Fair Value	As of December 31, 2007
		Fair Value	Amortized Cost	Unrealized Loss
Aging Category
< or = 90 days	70% to 100%	$446	$468	$22
	40% to 70%	—	1	1
	Below 40%	—	—	—

< or = 90 days total		446	469	23

>90 days but < or = 180 days	70% to 100%	218	231	13
	40% to 70%	1	1	—
	Below 40%	—	—	—

>90 days but < or = 180 days total		219	232	13

>180 days but < or = 270 days	70% to 100%	378	408	30
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but < or = 270 days total		378	408	30

>270 days but < or = 1 year	70% to 100%	121	135	14
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but < or = 1 year total		121	135	14

>1 year	70% to 100%	328	362	34
	40% to 70%	52	84	32
	Below 40%	—	—	—

>1 year total		380	446	66

Total below-investment-grade		$1,544	$1,690	$146

	Ratio of Amortized Cost to Fair Value	As of December 31, 2006
		Fair Value	Amortized Cost	Unrealized Loss
Aging Category
< or = 90 days	70% to 100%	$221	$225	$4
	40% to 70%	—	—	—
	Below 40%	—	—	—

< or = 90 days total		221	225	4

>90 days but < or = 180 days	70% to 100%	85	89	4
	40% to 70%	—	—	—
	Below 40%	—	—	—

>90 days but < or = 180 days total		85	89	4

>180 days but < or = 270 days	70% to 100%	143	148	5
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but < or = 270 days total		143	148	5

>270 days but < or = 1 year	70% to 100%	93	95	2
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but < or = 1 year total		93	95	2

>1 year	70% to 100%	256	276	20
	40% to 70%	—	—	—
	Below 40%	—	—	—

>1 year total		256	276	20

Total below-investment-grade		$798	$833	$35

As of December 31, 2007 and 2006, there were $108 million and $16 million, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status. As of December 31, 2007, 50.6% of these were rated as investment grade while 7.4% were rated as investment grade as of December 31, 2006. As of December 31, 2007, the range of maturity dates for these securities varies, with 46.4% maturing in greater than 10 years, 26.7% maturing between 5 and 10 years, 26.9% maturing between 1 and 5 years. As of December 31, 2006, the range of maturity dates for these securities was 7.4% maturing in greater than 10 years and 92.6% maturing in one year or less.

As of December 31, 2007 and 2006, 90.7% and 95.7%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. See Note 4 for ratings and maturity date information for our fixed maturity investment portfolio.

As of December 31, 2007, gross unrealized losses totaled $1.2 billion compared to gross unrealized losses of $373 million as of December 31, 2006. The change in unrealized losses was related primarily to an increase in interest rates during the period.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million

As of December 31, 2007, available-for-sale fixed maturity securities with gross unrealized losses greater than $10 million (in millions) were as follows:

	Length of Time in Loss Position	As of December 31, 2007
		Fair Value	Amortized Cost	Unrealized Loss
Investment Grade
Credit-linked note	>270 days but < or = 1 year	$312	$400	$88
Credit-linked note	>180 days but < or = 270 days	190	250	60
Credit-linked note	>180 days but < or = 270 days	158	200	42
Domestic bank and finance	>90 days but < or = 180 days	78	89	11
Domestic bank and finance	>1 year	112	123	11
Property and casualty insurance	>90 days but < or = 180 days	50	60	10

Total investment grade		$900	$1,122	$222

Non Investment Grade
Domestic media company	>1 year	$47	$70	$23
Domestic bank and finance	< or = 90 days	54	66	12
Domestic entertainment	> 1 year	32	43	11

Total non investment grade		$133	$179	$46

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring. The volatility of financial market conditions results in increased recognition of both investment gains and losses, as portfolio risks are adjusted through sales and purchases. As discussed above, this is consistent with the classification of our investment portfolios as available-for-sale.

Credit-Linked Notes

As of December 31, 2007 and 2006, other contract holder funds on our Consolidated Balance Sheets included $1.2 billion and $700 million, respectively, outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”). LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies and $300 million of such agreements were assumed as a result of the merger of Jefferson-Pilot into LNL. The $850 million of credit-linked notes are classified as asset-backed securities and are included in our fixed maturity securities on our Consolidated Balance Sheets. The $300 million of investments which were assumed as a result of the merger are classified as corporate bonds and are included in our fixed maturity securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the credit-linked note and the interest credited on the funding agreement. Our credit linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. The asset backing two of these credit-linked notes is a mid-AA rated asset-backed security secured by a pool of credit card receivables. The third credit-linked note is backed by a pool of assets which are guaranteed by MBIA, Inc, a financial guarantor and are mid-AA rated. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolio.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments if the issuers of the debt market instruments default on their obligations. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments, which currently carries a mid-AA rating. Generally, the assets backing these notes can sustain anywhere from 6-11 defaults in the underlying collateral pools with no loss to LNL. However, if that number of defaults is realized, any additional defaults will significantly impact the ability of the notes to recover their value. Once the subordinate classes of the investment pools sustain full losses, losses will be incurred on LNL’s investment. In general, the entire investment can be lost with 3-5 additional defaults. To date, there have been no defaults in any of the underlying collateral pools. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $850 million as of December 31, 2007.

The fair market value of these investments has declined, causing unrealized losses. As of December 31, 2007, we had unrealized losses of $190 million on the $850 million in credit linked notes. As described more fully in Note 1, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, we believe that these securities were not other-than-temporarily impaired as of December 31, 2007 and 2006. The following summarizes the fair value to amortized cost ratio of the credit-linked notes:

	As of January 31, 2008	As of December 31,
		2007	2006
Fair value	$519	$660	$401
Amortized cost	850	850	400
Fair value to amortized cost ratio	61%	78%	100%

The following summarizes the exposure of the credit-linked notes’ underlying collateral by industry and rating as of December 31, 2007:

Industry	AAA	AA	A	BBB	BB	B	Total
Financial intermediaries	0%	7%	2%	2%	1%	0%	11%
Telecommunications	0%	0%	6%	4%	0%	0%	10%
Oil & gas	0%	1%	2%	4%	0%	0%	7%
Chemicals & plastics	0%	0%	3%	1%	0%	0%	4%
Insurance	0%	2%	2%	0%	0%	0%	4%
Utilities	0%	0%	4%	0%	0%	0%	4%
Drugs	1%	2%	1%	0%	0%	0%	4%
Monoline insurance	2%	0%	1%	0%	0%	0%	4%
Retailers (except food & drug)	0%	0%	2%	2%	0%	0%	4%
Other Industry < 4% (32 Industries)	3%	4%	24%	16%	1%	0%	48%

Total	6%	16%	47%	29%	2%	0%	100%

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. As of December 31, 2007, the reserves associated with these reinsurance arrangements totaled $1.3 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in Item 8 reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2007 and 2006, the amounts recoverable from reinsurers were $8.2 billion and $7.9 billion, respectively. We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration, as well as financial strength ratings, of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.3 billion and $4.1 billion as of December 31, 2007 and 2006, respectively. Swiss Re has funded a trust with a balance of $1.8 billion as of December 31, 2007 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, as of December 31, 2007 related to the business sold to Swiss Re.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $73 million of reinsurance recoverables on certain of this income disability business. We have agreed to arbitrate this dispute with Swiss Re. Although the outcome of the arbitration is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

In the second quarter of 2007, we recognized increased reserves on the personal accident business that was sold to Swiss Re through an indemnity reinsurance transaction in 2001, at which time we recognized a deferred gain that is being amortized into income at the rate that earnings are expected to emerge over a 15 year period. This adjustment resulted in a non-cash charge of $13 million, after-tax, to increase reserves, which was partially offset by a cumulative catch-up adjustment to the deferred gain amortization of $5 million, after-tax, for a total decrease to net income of $8 million. The impact of the accounting for reserve adjustments related to this reinsurance treaty is excluded from our definition of income from operations. Because Swiss Re is responsible for paying the underlying claims to the ceding companies corresponding to the reserve increase, we record an increase in the reinsurance recoverable in the period of the change. The amount of the additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment will be amortized into income in future periods over the remaining period of expected run-off of the underlying business.

During the third quarter of 2006 one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $800 million of fixed annuity business that we reinsure with Scottish Re, approximately 71% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $108 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these ratings downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

As of December 31, 2007, we had reinsurance recoverables of $721 million and policy loans of $49 million, which were related to the businesses of Jefferson-Pilot that are coinsured with Household International (“HI”) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

See Note 8 for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $2.1 billion, $3.0 billion and $1.2 billion in 2007, 2006 and 2005, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases and acquisitions.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Dividends from Subsidiaries
The Lincoln National Life Insurance Company (“LNL”)	$769	$569	$200	35%	185%
First Penn-Pacific	150	—	—	NM	NM
Lincoln Financial Media	86	39	—	121%	NM
Delaware Investments	55	48	42	15%	14%
Other non-regulated companies(1)	395	235	—	68%	NM
Lincoln UK	75	85	44	-12%	93%
Other	—	11	1	-100%	NM
Loan Repayments and Interest from Subsidiary
LNL interest on intercompany notes (2)	82	82	78	0%	5%

	$1,612	$1,069	$365	51%	193%

Other Cash Flow and Liquidity Items
Return of seed capital	$—	$21	$19	-100%	11%
Net capital received from stock option exercises	107	191	83	-44%	130%

	$107	$212	$102	-50%	108%

(1)

Represents dividend of proceeds from the sale of equity securities used to repay borrowings under the bridge facility in 2006 and a dividend of Bank of America shares to LNC from a subsidiary in September 2007.

(2)

Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL. Interest of $20 million from LNL for the fourth quarter of 2007 and 2006 was received December 31, 2007 and January 2, 2007, respectively.

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management account (discussed below). Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – LNC Parent Company Only Statement of Cash Flows” in this Form 10-K for the parent company cash flow statement.

Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

Based upon anticipated ongoing positive statutory earnings and favorable credit markets, we expect our domestic insurance subsidiaries could pay dividends of approximately $957 million in 2008 without prior approval from the respective state commissioners. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, more than half of our life sales consist of products containing secondary guarantees, which require reserving practices under AXXX. Our insurance subsidiaries are employing strategies to lessen the burden of increased AXXX and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements. See “Financing Activities” below for additional details.

During 2005, we established a wholly-owned domestic reinsurance subsidiary to reinsure portions of the XXX statutory reserves associated with our term products, which based on the domicile of the subsidiaries and the domicile’s statutory reserving requirements, reduced the XXX statutory reserves.

Included in the letters of credit (“LOCs”) issued as of December 31, 2007, reported in the revolving credit facilities table in “Financing Activities,” was approximately $1.2 billion of LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on UL business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products. We are continuing to pursue capital management strategies related to our AXXX reserves involving reinsurance and securitizations. We completed our issuance of $375 million of 6.30% senior notes in the fourth quarter, which resulted in the release of approximately $300 million of capital previously supporting our UL products with secondary guarantees. See “Introduction – Recent Developments” for additional information. We are targeting another transaction during 2008 that will finance a portion of statutory reserves related to our insurance products with secondary guarantees. See “Item 1. Business – Regulatory” for further information on AXXX reserves. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

A new statutory reserving standard (VACARVM) is being developed by the NAIC replacing current statutory reserve practices for variable annuities with guaranteed benefits, such as GMWBs. The timing for adoption of VACARVM is anticipated to occur sometime in 2008, with an effective date of December 31, 2008. Because the NAIC has not determined the final version of VACARVM, we cannot estimate the ultimate impact that VACARVM will have on our liquidity and capital resources. However, in its current draft form, VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us. We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the FSA and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the U.K. insurance subsidiaries and cash flow to the holding company.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions and the retirement of our debt and equity securities.

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and trust preferred securities of our affiliated trusts.

Details underlying debt and financing activity (in millions) were as follows:

	For the Year Ended December 31, 2007
	Beginning Balance	Issuance	Maturities and Repayments	Change in Fair Value Hedges	Other Changes(1)	Ending Balance
Short-Term Debt
Commercial paper	$—	$—	$—	$—	265	$265
Current maturities of long-term debt	658	—	(658)	—	285	285

Total short-term debt	$658	$—	$(658)	$—	$550	$550

Long-Term Debt
Senior notes	$2,231	$922	$—	$21	$(282)	$2,892
Junior subordinated debentures issued to affiliated trusts	155	—	—	—	—	155
Capital securities	1,072	499	—	—	—	1,571

Total long-term debt	$3,458	$1,421	$—	$21	$(282)	$4,618

(1)

Other changes include the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of December 31, 2007
	Expiration Date	Maximum Available	Loans Outstanding
Revolving Credit Facilities
Five-year revolving credit facility	Mar-11	$1,750	$—
Five-year revolving credit facility	Feb-11	1,350	—
U.K. revolving credit facility	Nov-08	20	—

Total		$3,120	$—

Letters of credit issued			$1,794

The LOCs support inter-company reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and, as discussed above, for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of December 31, 2007, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. As of December 31, 2007, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity. See “Item 1. Business – Ratings” for additional information on our current bond ratings.

Divestitures

For a discussion of our divestitures, see “Introduction – Acquisition and Dispositions.”

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an inter-company cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. The holding company finances this program from its primary sources of cash flow discussed above. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets.

The holding company had outstanding $401 million from the cash management account on average during 2007 to fund loans to its subsidiaries and for general corporate purposes. The holding company had a maximum and minimum amount of financing that is used from the cash management account during 2007 of $728 million and $1 million, respectively.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2007, our insurance subsidiaries had securities with a carrying value of $655 million out on loan under the securities lending program and $480 million carrying value subject to reverse-repurchase agreements.

LNC has a $1.0 billion commercial paper program that is rated A-1, P-2, F-1. The commercial paper program is backed by a bank line of credit. In 2007, LNC had an average of $191 million in commercial paper outstanding with a maximum amount of $442 million outstanding at any time. LNC had $265 million of commercial paper outstanding as of December 31, 2007.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders and to repurchase our stock and debt securities.

Return of Capital to Stockholders

One of the holding company’s primary goals is to provide a return to our stockholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our stockholders. We have increased our dividend in each of the last 25 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. Details underlying this activity (in millions, except per share data) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Dividends to stockholders	$430	$429	$257	0%	67%
Repurchase of common stock	986	1,003	104	-2%	NM

Total cash returned to stockholders	$1,416	$1,432	$361	-1%	297%

Number of shares repurchased	15.381	16.887	2.331	-12%	NM
Average price per share (1)	$64.13	$59.40	$44.44	8%	34%

(1)

On July 10, 2007, we received our final delivery of approximately 180,000 shares under our previously disclosed accelerated stock buyback program, bringing the total aggregate shares retired under the plan to approximately 5.0 million shares. We did not deliver additional consideration for the approximately 180,000 shares received; therefore this lowered our average price per share.

On February 22, 2007, our Board of Directors approved an additional $2 billion in security repurchase authority. LNC also repurchased $986 million of its common stock in 2007, $636 million through open market repurchases and $350 million through an accelerated share repurchase transaction. Under the accelerated share repurchase program, LNC received approximately 5 million shares of its common stock in exchange for $350 million.

On September 7, 2007, we entered into a variable forward contract with Wachovia Bank, National Association with respect to approximately four million shares of our Bank of America common stock and received approximately $145 million in proceeds. We are retaining the ordinary dividends in connection with the four million shares, which currently amount to $10 million annually. All of the proceeds of this transaction were used to repurchase shares of our common stock during 2007.

On November 6, 2007, the Board of Directors approved an increase in the quarterly dividend to stockholders from $0.395 per share to $0.415 per share effective in 2008.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Stockholders,” uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2007	2006	2005	2007	2006
Debt service (interest paid)	$268	$195	$90	37%	117%
Capital contribution to subsidiaries	325	68	14	NM	NM

Total	$593	$263	$104	125%	153%

The above table focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic retirement of debt and cash flows related to our inter-company cash management account. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company.

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2007 were as follows:

	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
Future contract benefits and other contract holder obligations (1)	$14,143	$38,171	$28,584	$55,665	$136,563
Short-term debt	550	—	—	—	550
Long-term debt (2)	—	750	565	3,305	4,620
Reverse repurchase agreements	485	—	—	—	485
Operating leases	60	80	53	94	287
Stadium naming rights (3)	6	13	13	75	107
Media obligations (4)	11	14	11	1	37
Outsourcing arrangements (5)	44	83	54	96	277
Retirement and other plans (6)	99	197	206	550	1,052

Totals	$15,398	$39,308	$29,486	$59,786	$143,978

(1)

Future contract benefits and other contract holder obligations include various investment-type products with contractually scheduled maturities including single premium immediate annuities, group pension annuities, guaranteed interest contracts, structured settlements, pension closeouts and certain annuity contracts. Future contract benefits and other contract holder obligations also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability; or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts, which include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. Amounts for the Lincoln UK business have been translated using a U.S dollar to British pound sterling exchange rate of 1.987.

(2)	This includes the maturities of the principal amounts of long-term debt and excludes fair value marks and unamortized premiums or discounts.
(3)	The amount includes a maximum annual increase related to the Consumer Price Index.
(4)	Media obligations primarily consist of employment contracts and rating service contracts.
(5)	Outsourcing arrangements include the Lincoln UK administration agreement, information technology and certain other outsourcing arrangements.

(6)	Includes anticipated funding for benefit payments for our retirement and post-retirement plans through 2017 and known payments under deferred compensation arrangements.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $10 million, $5 million and $18 million in 2007, 2006 and 2005, respectively to U.S. pension plans, $1 million, $1 million and $77 million in 2007, 2006 and 2005, respectively, to our U.K. pension plan and $14 million, $14 million and $10 million to our U.S. postretirement plan. We do not expect to contribute to our qualified U.S. defined benefit pension plan in 2008 due to changes in our benefit plans. We expect to fund approximately $7 million to our unfunded non-qualified U.S. defined benefit plan and $9 million to our U.S. post-retirement benefit plans during 2008. These amounts include anticipated benefit payments for non-qualified plans. The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact. See Note 16 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $329 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above. See Note 6 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2007 were as follows:

	Amount of Commitment Expiring per Period				Total Amount Committed
	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Bank lines of credit	$20	$—	$3,100	$—	$3,120
Guarantees (1)	—	2	—	—	2
Investment commitments	364	120	293	123	900
Standby commitments to purchase real estate upon completion and leasing	97	184	—	—	281
Media commitments (2)	11	14	11	1	37
Operating lease guarantees (3)	15	15	—	—	30

Total	$507	$335	$3,404	$124	$4,370

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

(2)	Media commitments primarily consist of employment contracts and rating service contracts.
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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity and surplus note interest payments of its insurance company subsidiaries. The insurance company subsidiaries’ dividend capacity is impacted by factors influencing their risk-based capital and statutory earnings performance. Currently, we expect to have sufficient liquidity and capital resources to meet our obligations in 2008. For factors that could affect our expectations for liquidity and capital, see “Item 1A. Risk Factors.”

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Recent Accounting Pronouncements

See Note 2 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

ACQUISITIONS AND DIVESTITURES

See “Introduction – Acquisition and Dispositions” above for discussion regarding the merger with Jefferson-Pilot and any subsequent divestitures.

RESTRUCTURING ACTIVITIES

See Note 15 for the detail of our restructuring activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk and credit risk.

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Employer Markets and Individual Markets businesses, where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates; 2) fluctuations in currency exchange rates; or 3) a sharp drop in equity market values. These market risks are discussed in detail in the following pages.

Interest Rate Risk

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income and interest credited to account values. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. Provided interest rates continue to gradually return to levels that are more typical from a long-term perspective, we do not view the near term risk to spreads over the next twelve months to be material. The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Interest Rate Risk – Falling Rates

The spreads on our fixed annuity and interest-sensitive whole life, UL and fixed portion of VUL insurance policies are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. Minimum guaranteed rates on annuity and UL policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to contract holders and the respective minimum guaranteed policy rate, broken out by contract holder account values reported within Employer Markets and Individual Markets businesses (in millions):

	As of December 31, 2007
	Account Values
	Employer Markets -	Individual Markets		Total	Percent of Total
	Defined Contribution	Annuities	Life Insurance		Account Values
Excess of Crediting Rates over Contract Minimums
CD and on-benefit type annuities	$1,309	$10,542	$—	$11,851	23.16%
Discretionary rate setting products (1)
No difference	2,735	3,192	12,003	17,930	35.05%
up to .1%	496	1,905	45	2,446	4.78%
0.11% to .20%	4,610	829	4,478	9,917	19.38%
0.21% to .30%	4	176	2,412	2,592	5.06%
0.31% to .40%	1	164	200	365	0.71%
0.41% to .50%	94	44	806	944	1.84%
0.51% to .60%	178	40	104	322	0.63%
0.61% to .70%	893	302	1,046	2,241	4.38%
0.71% to .80%	87	11	47	145	0.28%
0.81% to .90%	—	2	3	5	0.01%
0.91% to 1.0%	200	8	156	364	0.71%
1.01% to 1.50%	29	53	603	685	1.34%
1.51% to 2.00%	69	383	250	702	1.37%
2.01% to 2.50%	—	468	11	479	0.94%
2.51% to 3.00%	9	—	2	11	0.02%
3.01% and above	175	1	—	176	0.34%

Total discretionary rate setting products	9,580	7,578	22,166	39,324	76.84%

Total account values	$10,889	$18,120	$22,166	$51,175	100.00%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

See “Item 7. MD&A – Results of Consolidated Operations” for the effects of interest rate environments on interest rate margins.

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

Interest Rate Risk – Rising Rates

For both annuities and UL, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions. With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within our risk tolerances.

Debt

We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives

We have entered into derivative transactions to reduce our exposure to rapid changes in interest rates. The derivative programs are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are changing. Such derivatives include interest rate swaps, interest rate futures, interest rate caps and treasury locks.

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

We use interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay us at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. The cap rates in some contracts reset annually.

We use treasury lock agreements to hedge our exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of our senior debt in 2002 and 2004 and to the issuance of debt in 2006 to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty an amount equal to the present value of the difference the benchmark interest rate at the determination date and the lock-in benchmark interest rate.

In addition to continuing existing programs, we may use derivative instruments in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. We have established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in our operations. Annually, our Board of Directors reviews our derivatives policy.

Table of Significant Exposures

The following table provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap notional amounts are shown by amount outstanding (in millions):

	As of December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,431	$2,016	$2,546	$3,676	$3,812	$38,934	$53,415	$53,113
Average interest rate	6.0%	6.1%	6.1%	6.2%	6.0%	6.2%	6.1%
Variable interest rate securities	$6	$70	$205	$180	$98	$6,538	$7,097	$5,891
Average interest rate	6.2%	7.4%	6.4%	4.9%	8.5%	6.2%	6.2%
Mortgage loans	$123	$324	$282	$392	$518	$5,731	$7,370	$7,602
Average interest rate	6.5%	7.4%	7.1%	7.6%	6.8%	6.3%	6.5%
Rate Sensitive Liabilities
Investment type insurance contracts (1)	$1,197	$992	$1,274	$1,881	$1,839	$15,739	$22,922	$22,667
Average interest rate	5.8%	6.1%	6.0%	6.3%	6.1%	6.1%	6.1%
Debt (2)	$550	$500	$250	$265	$300	$3,305	$5,170	$5,266
Average interest rate	5.4%	5.8%	5.2%	6.1%	5.7%	6.3%	6.0%
Rate Sensitive Derivative Financial Instruments
Interest rate and foreign currency swaps:
Pay variable/receive fixed	$464	$168	$578	$45	$592	$4,988	$6,835	$41
Average pay rate	4.6%	5.3%	4.9%	5.3%	5.0%	5.3%	5.2%
Average receive rate	5.2%	6.3%	4.9%	4.8%	5.0%	5.4%	5.3%
Interest rate caps:
Outstanding notional	$2,250	$1,050	$150	$—	$—	$—	$—	$2
Average strike rate (3)	7.1%	7.0%	7.0%	—	—	—	—
Forward CMT curve (4)	4.3%	4.7%	4.9%	—	—	—	—
Interest rate futures:
March 08 2-year Treasury Notes outstanding notional	$101	$—	$—	$—	$—	$—	$101	$—
March 08 5-year Treasury Notes outstanding notional	27	—	—	—	—	—	27	—
March 08 10-year Treasury Notes outstanding notional	64	—	—	—	—	—	64	—
March 08 Treasury Bonds outstanding notional	67	—	—	—	—	—	67	—

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.
(3)	The indexes are a mixture of five-year constant maturity treasury (“CMT”) and constant maturity swap.
(4)	The CMT curve is the five-year constant maturity treasury forward curve.

The table below shows the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks:

	As of December 31, 2006
	Principal Amount	Estimated Fair Value
Fixed interest rate securities	$53,512	$53,530
Variable interest rate securities	6,215	5,358
Mortgage loans	7,313	7,570
Investment type insurance contracts (1)	29,107	28,939
Debt (2)	4,106	4,219
Interest rate and foreign currency swaps	1,374	1
Interest rate caps	—	3

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.

Foreign Currency Exchange Risk

Foreign Currency Denominated Investments

We invest in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. We use foreign currency swaps and foreign currency forwards to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds.

We use foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.

We use foreign currency forward contracts to hedge dividends received from our U.K. based subsidiary, Lincoln UK. The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date and a specified exchange rate.

The table below presents the principal or notional amount in U.S. dollar equivalents by expected maturity for our foreign currency denominated investments and foreign currency swaps (in millions):

	For the Year Ended December 31, 2007
	2008	2009	2010	2011	2012	Thereafter	Total	Estimated Fair Value
Currencies
British Pound	$140	$80	$69	$59	$34	$770	$1,152	$1,220
Interest Rate	6.76%	6.09%	5.48%	6.50%	6.18%	6.36%	6.34%
Canadian Dollar	$10	$—	$—	$—	$—	$43	$53	$54
Interest Rate	4.90%	0.00%	0.00%	0.00%	0.00%	5.98%	5.78%
New Zealand
Dollar	$—	$—	$—	$—	$—	$33	$33	$31
Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	9.47%	9.47%
Euro	$—	$—	$—	$—	$—	$205	$205	$198
Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.88%	4.88%
Australian Dollar	$—	$—	$—	$—	$—	$43	$43	$29
Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.40%	7.40%
Total Currencies	$150	$80	$69	$59	$34	$1,094	$1,486	$1,532
Derivatives
Foreign currency swaps	—	—	—	—	—	366	366	(17)

The table below presents the principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps (in millions):

	As of December 31, 2006
	Principal/ Notional Amount	Estimated Fair Value
Currencies
British Pound	$955	$1,049
Canadian Dollar	62	63
New Zealand Dollar	30	30
Euro	22	21

Total currencies	$1,069	$1,163

Derivatives
Foreign currency swaps	$86	$(7)

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. Due to the use of our RTM process and our hedging strategies, we expect that in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL. However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related fees we earn on those assets.

Fee Revenues

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

Assets

While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than our fixed-income investments. These investments, however, add diversification benefits to our fixed-income investments. The following table shows the sensitivity of price changes to our equity assets owned (in millions):

	As of December 31, 2007				As of December 31, 2006
	Carrying Value	Estimated Fair Value	10% Fair Value Increase	10% Fair Value Decrease	Carrying Value	Estimated Fair Value
Domestic equities	$393	$393	$432	$354	$569	$568
Foreign equities	131	131	144	118	131	132

Subtotal	524	524	576	472	700	700
Real estate	258	285	314	257	421	452
Other equity interests	960	969	1,066	872	754	754

Total	$1,742	$1,778	$1,956	$1,601	$1,875	$1,906

	As of December 31, 2007				As of December 31, 2006
	Notional Value	Estimated Fair Value	10% Fair Value Increase	10% Fair Value Decrease	Notional Value	Estimated Fair Value
Equity Derivatives (1)
Equity futures	$296	$—	$(26)	$26	$204	$—
Total return swaps	126	—	16	(16)	110	—
Put options	4,025	529	452	624	2,200	171
SPX options	2,858	150	190	109	—	—

Total	$7,305	$679	$632	$743	$2,514	$171

(1)	Assumes a +/- 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2002 through 2007. The aggregate value for vested and non-vested SARs was $6 million and $4 million as December 31, 2007, respectively. The aggregate value for vested and non-vested SARs was $11 million and $6 million as of December 31, 2006, respectively. This program is being hedged with equity derivatives.

Derivatives Hedging Equity Risks

We have used OTC equity call options on our stock to hedge against the increase in our liabilities arising from SARs granted on our stock in 2000 through 2007. These call options require the counterparty to pay us at specified future expiration dates the amount, if any, of the increase in our stock price over the strike price of the option, applied to the number of contracts. We had less than 1 million call options on an equal number of shares of our stock as of December 31, 2007 and 2006, respectively. The call option expirations are matched to the liabilities and expire in 2008 through 2010.

We used an equity collar to monetize certain shares of our Bank of America (“BOA”) stock holdings. The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option. This effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction. With the equity collar in place, we are able to pledge the BOA stock as collateral which then allows us to advance a substantial portion of the stock’s value effectively monetizing the stock for liquidity purposes. The change in fair value of the equity collar is reported on our Consolidated Statements of Income in the period of change along with the offsetting changes (when applicable) in fair value of the stock being hedged. The open position as of December 31, 2007 expires in 2010.

We use variance swaps to hedge the liability exposure on certain options in variable annuity products. Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined at inception. Cash settlements are recorded in net income as benefits on our Consolidated Statements of Income. The open positions as of December 31, 2007 expire in 2017.

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. As of December 31, 2007 and 2006, we had total return swaps with notional amounts of $126 million and $110 million, respectively. These total return swaps expire in 2009.

We use put options to hedge a portion of the liability related to our variable annuity products with a GMWB feature. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. As of December 31, 2007 and 2006, we had put options with notional amounts of $4.0 billion and $2.2 billion, respectively, which expire in 2010 through 2020.

We use equity futures to hedge a portion of the liability related to our variable annuity products with GMWB and GMDB features. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2007 and 2006, we had equity futures with notional amounts of $296 million and $204 million, respectively, which expire in 2008.

We use call options on the S&P500 Index® (“SPX Index”) to hedge the impact of the equity-index interest credited to our indexed annuity products. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the SPX Index. As of December 31, 2007 and 2006, we had call options on the SPX Index with notional amounts of $2.9 billion and $2.4 billion, respectively, which expire in 2008 through 2009.

Default Risk

Our portfolio of invested assets was $71.9 billion and $71.5 billion as of December 31, 2007 and 2006, respectively. Of this total, $46.1 billion and $47.8 billion consist of corporate bonds and $7.4 billion and $7.4 billion consist of commercial mortgages as of December 31, 2007 and 2006, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives

We use various credit-related derivatives to minimize exposure to various credit-related risks. We use credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay or obligation acceleration. As of December 31, 2007 and 2006, we had no purchased credit default swaps outstanding.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a default event by the bond issuer. As of December 31, 2007 and 2006, we had credit default swaps with a notional amount of $60 million and $20 million, respectively, which expire in 2010 through 2012.

Credit Risk

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

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for LNC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at 15(a)(2). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Corporation changed its method of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts as well as its method of accounting for uncertainty in income taxes. Also, as discussed in Note 2 to the consolidated financial statements, in 2006 the Corporation changed its method of accounting for defined benefit pension and other postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 27, 2008

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of December 31,
	2007	2006
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2007 – $56,069; 2006 – $ 54,960)	$56,276	$55,853
Equity (cost: 2007 – $548; 2006 – $ 681)	518	701
Trading securities	2,730	3,036
Mortgage loans on real estate	7,423	7,384
Real estate	258	421
Policy loans	2,835	2,760
Derivative investments	807	415
Other investments	1,075	881

Total investments	71,922	71,451
Cash and invested cash	1,665	1,622
Deferred acquisition costs and value of business acquired	9,580	8,420
Premiums and fees receivable	401	356
Accrued investment income	843	866
Reinsurance recoverables	8,237	7,939
Goodwill	4,144	4,137
Other assets	3,530	3,170
Separate account assets	91,113	80,534

Total assets	$191,435	$178,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$15,550	$14,771
Other contract holder funds	60,097	59,145
Short-term debt	550	658
Long-term debt	4,618	3,458
Reinsurance related derivative liability	220	229
Funds withheld reinsurance liabilities	2,117	2,094
Deferred gain on indemnity reinsurance	696	760
Payables for collateral under securities loaned	1,135	1,504
Other liabilities	3,621	3,141
Separate account liabilities	91,113	80,534

Total liabilities	179,717	166,294

Contingencies and Commitments (See Note 13)
Stockholders' Equity
Series A preferred stock – 10,000,000 shares authorized	—	1
Common stock – 800,000,000 shares authorized; 264,233,303 and 275,752,668 shares issued and outstanding as of December 31, 2007 and 2006, respectively	7,200	7,449
Retained earnings	4,293	4,138
Accumulated other comprehensive income	225	613

Total stockholders' equity	11,718	12,201

Total liabilities and stockholders' equity	$191,435	$178,495

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues
Insurance premiums	$1,945	$1,406	$308
Insurance fees	3,254	2,604	1,752
Investment advisory fees	360	328	256
Net investment income	4,384	3,981	2,702
Realized loss	(118)	(3)	(3)
Amortization of deferred gain on indemnity reinsurance	83	76	77
Other revenues and fees	686	570	383

Total revenues	10,594	8,962	5,475

Benefits and Expenses
Interest credited	2,454	2,259	1,526
Benefits	2,698	1,911	806
Underwriting, acquisition, insurance and other expenses	3,284	2,790	1,981
Interest and debt expenses	284	224	87

Total benefits and expenses	8,720	7,184	4,400

Income from continuing operations before taxes	1,874	1,778	1,075
Federal income taxes	553	483	244

Income from continuing operations	1,321	1,295	831
Income (loss) from discontinued operations, net of federal income taxes	(106)	21	—

Net income	$1,215	$1,316	$831

Earnings Per Common Share – Basic
Income from continuing operations	$4.89	$5.13	$4.80
Income (loss) from discontinued operations	(0.39)	0.08	—

Net income	$4.50	$5.21	$4.80

Earnings Per Common Share – Diluted
Income from continuing operations	$4.82	$5.05	$4.72
Income (loss) from discontinued operations	(0.39)	0.08	—

Net income	$4.43	$5.13	$4.72

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Series A Preferred Stock
Balance at beginning-of-year	$1	$1	$1
Conversion into common stock	(1)	—	—

Balance at end-of-year	—	1	1

Common Stock
Balance at beginning-of-year	7,449	1,775	1,655
Issued for acquisition	20	5,632	—
Conversion of Series A preferred stock	1	—	—
Stock compensation/issued for benefit plans	139	207	139
Deferred compensation payable in stock	6	7	3
Retirement of common stock/cancellation of shares	(415)	(172)	(22)

Balance at end-of-year	7,200	7,449	1,775

Retained Earnings
Balance at beginning-of-year	4,138	4,081	3,590
Cumulative effect of adoption of SOP 05-1	(41)	—	—
Cumulative effect of adoption of FIN 48	(15)	—	—
Comprehensive income	827	1,402	428
Less other comprehensive income (loss), net of tax	(388)	86	(403)

Net income	1,215	1,316	831
Retirement of common stock	(574)	(830)	(82)
Dividends declared: Common (2007 – $1.600; 2006 – $1.535; 2005 – $ 1.475)	(430)	(429)	(258)

Balance at end-of-year	4,293	4,138	4,081

Net Unrealized Gain on Available-for-Sale Securities
Balance at beginning-of-year	493	497	823
Change during the year	(407)	(4)	(326)

Balance at end-of-year	86	493	497

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	39	7	14
Change during the year	14	32	(7)

Balance at end-of-year	53	39	7

Foreign Currency Translation Adjustment
Balance at beginning-of-year	165	83	154
Change during the year	10	82	(71)

Balance at end-of-year	175	165	83

Minimum Pension Liability Adjustment
Balance at beginning-of-year	—	(60)	(61)
Change during the year	—	60	1

Balance at end-of-year	—	—	(60)

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(84)	—	—
Change during the year	(5)	(84)	—

Balance at end-of-year	(89)	(84)	—

Total stockholders’ equity at end-of-year	$11,718	$12,201	$6,384

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,215	$1,316	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired deferrals and interest, net of amortization	(1,029)	(687)	(397)
Change in premiums and fees receivable	(45)	49	(14)
Change in accrued investment income	23	15	(1)
Change in contract accruals	684	290	(942)
Net trading securities purchases, sales and maturities	352	259	(107)
Gain on reinsurance embedded derivative/trading securities	(2)	(4)	(5)
Change in contract holder funds	496	1,047	1,889
Change in net periodic benefit accruals	(20)	20	(79)
Change in amounts recoverable from reinsurers	(178)	283	141
Change in federal income tax accruals	585	240	137
Stock-based compensation expense	47	53	52
Depreciation, amortization and accretion, net	71	61	78
Increase in funds withheld liability	23	82	117
Realized loss on investments and derivative instruments	126	7	22
Gain on sale of subsidiaries/businesses and disposals of discontinued operations	(63)	—	(14)
Amortization of deferred gain on indemnity reinsurance	(83)	(76)	(77)
Other	(247)	95	(423)

Net adjustments	740	1,734	377

Net cash provided by operating activities	1,955	3,050	1,208

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(12,299)	(9,951)	(5,869)
Sales of available-for-sale securities	6,825	6,466	4,027
Maturities of available-for-sale securities	4,202	3,344	2,368
Purchase of other investments	(2,568)	(573)	(1,009)
Sales or maturities of other investments	2,110	189	1,153
Increase (decrease) in cash collateral on loaned securities	(369)	58	45
Purchase of Jefferson-Pilot stock, net of cash acquired of $39	—	(1,826)	—
Proceeds from sale of subsidiaries/businesses and disposals of discontinued operations	64	—	14
Other	74	28	(94)

Net cash provided by (used in) investing activities	(1,961)	(2,265)	635

Cash Flows from Financing Activities
Payment of long-term debt	(658)	(178)	(241)
Issuance of long-term debt	1,422	2,045	—
Net increase (decrease) in short-term debt	265	(564)	98
Universal life and investment contract deposits	9,519	7,761	5,156
Universal life and investment contract withdrawals	(6,733)	(7,497)	(4,456)
Investment contract transfers	(2,448)	(1,821)	(1,483)
Common stock issued for benefit plans and excess tax benefits	98	166	91
Retirement of common stock	(986)	(1,002)	(103)
Dividends paid to stockholders	(430)	(385)	(255)

Net cash provided by (used in) financing activities	49	(1,475)	(1,193)

Net increase (decrease) in cash and invested cash	43	(690)	650
Cash and invested cash at beginning-of-year	1,622	2,312	1,662

Cash and invested cash at end-of-year	$1,665	$1,622	$2,312

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance and investment management businesses through six business segments, see Note 20. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, term life insurance, mutual funds and managed accounts.

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), and have included the results of operations and financial condition of Jefferson-Pilot in our consolidated financial statements beginning on April 3, 2006, see Note 3. The consolidated financial statements for the year ended December 31, 2005 exclude the results of operations and financial condition of Jefferson-Pilot. Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized below.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. These reclassifications have no effect on net income or stockholders’ equity of the prior years.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest. All material intercompany accounts and transactions have been eliminated in consolidation.

The carrying value of our investments that we account for using the equity method on our Consolidated Balance Sheets and equity in earnings on our Consolidated Statements of Income is not material. We do not consolidate these investments because we do not exercise significant management influence over any of the underlying entities.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets and derivatives, asset valuation allowances, deferred policy acquisition costs (“DAC”), goodwill, value of business acquired (“VOBA”), future contract benefits and other contract holder funds, deferred front-end loads (“DFEL”), pension plans, income taxes and the potential effects of resolving litigated matters.

Business Combinations

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

Available-For-Sale Securities

Securities classified as available-for-sale consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included as a separate component of accumulated other comprehensive income (“OCI”), net of associated DAC, VOBA, other contract holder funds and deferred income taxes. The fair value of actively traded securities is based on quoted market prices from observable market data or estimates from independent pricing services. In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix. This matrix relies on management’s judgment concerning: 1) the discount rate used in calculating expected future cash flows; 2) credit quality; 3) industry sector performance; and 4) expected maturity.

Dividends and interest income, recorded in net investment income, are recognized when earned. Amortization of premiums and accretion of discounts on investments in debt securities are reflected in net investment income over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on the sale of investments are determined using the specific identification method.

We regularly review available-for-sale securities for impairments in value deemed to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to realized loss in net income. A write-down for impairment can be recognized for both credit-related events and for change in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery in value cannot be recognized in net income until the security is sold. However, in the event that the security is written down due to an interest-rate related impairment, the write-down is accreted through investment income over the life of the security. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to: 1) the severity (generally if greater than 20%) and duration (generally if greater than six months) of the decline; 2) our ability and intent to hold the security for a sufficient period of time to allow for a recovery in value; 3) the cause of the decline; and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

Trading Securities

Trading securities consist of fixed maturity and equity securities in designated portfolios, which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value, offset by corresponding changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements, are recorded in net investment income as they occur.

For asset-backed and mortgage-backed securities, included in the trading and available-for-sale fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in net investment income.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The loan’s estimated value is based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the loan’s collateral. Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. We do not accrue interest on impaired loans and loans 90 days, past due and any interest received on these loans is either applied to the principal or recorded in net investment income when received, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses. All mortgage loans that are impaired have an established allowance for credit losses. Changes in valuation allowances are reported in realized loss on our Consolidated Statements of Income.

Real Estate

Real estate includes both real estate held for the production of income and real estate held-for-sale. Real estate held for the production of income is carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. We periodically review properties held for the production of income for impairment and properties whose carrying values are greater than their projected undiscounted cash flows are written down to estimated fair value, with impairment losses reported in realized loss on our Consolidated Statements of Income. The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale. Real estate is not depreciated while it is classified as held-for-sale. Also, valuation allowances for losses are established, as appropriate, for real estate held-for-sale and any changes to the valuation allowances are reported in realized loss on our Consolidated Statements of Income. Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.

Policy Loans

Policy loans are carried at unpaid principal balances.

Securities Lending

Securities loaned are treated as collateralized financing transactions, and a liability is recorded equal to the cash collateral received, which is typically greater than the market value of the related securities loaned. This liability is included within payables for collateral under securities loaned on our Consolidated Balance Sheets. Our pledged securities are included in fixed maturities on our Consolidated Balance Sheets. We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. We value collateral daily and obtain additional collateral when deemed appropriate. The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities. Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on our Consolidated Statements of Income.

Reverse Repurchase Agreements

Reverse repurchase agreements are treated as collateralized financing transactions, and a liability is recorded equal to the cash collateral received. This liability is included within payables for collateral under securities loaned on our Consolidated Balance Sheets. Our pledged securities are included in fixed maturities on our Consolidated Balance Sheets. We obtain collateral in an amount equal to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our reverse repurchase program is typically invested in fixed maturity securities. Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on our Consolidated Statements of Income.

Realized Loss

Realized loss includes realized gains and losses from the sale of investments, derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivative and trading securities on Modco and CFW reinsurance arrangements. Realized loss is recognized in net income, net of associated amortization of DAC, VOBA, deferred sales inducements (“DSI”) and DFEL and changes in other contract holder funds. Realized loss is also net of allocations of investment gains and losses to certain contract holders and certain reinsurance arrangements for which we have a contractual obligation.

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions. All of our derivative instruments are recognized as either assets or liabilities on our Consolidated Balance Sheets at estimated fair value. The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation. As of December 31, 2007 and 2006, we had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges. In addition, we had derivative instruments that were economic hedges, but were not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of OCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values. For derivative instruments not designated as hedging instruments but are economic hedges, the gain or loss is recognized in net income during the period of change in the corresponding income statement line as the transaction being hedged.

See Note 5 for additional discussion of our derivative instruments.

Cash and Cash Equivalents

Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

DAC, VOBA, DSI and DFEL

Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are primarily related to the production of new business, have been deferred (i.e., DAC) to the extent recoverable. The methodology for determining the amortization of DAC varies by product type based on two different accounting pronouncements: SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”) and SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Under SFAS 97, acquisition costs for universal life and variable universal life insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments. Contract lives for universal and variable universal life policies are estimated to be 30 years, based on the expected lives of the contracts and are variable based on the inception of each contract for unit-linked contracts. Contract lives for fixed and variable deferred annuities are 14 to 20 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term or no surrender charge variable products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

Under SFAS 60, acquisition costs for traditional life insurance products, which include individual whole life, group business and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There is currently no DAC balance or related amortization under SFAS 60 for fixed and variable payout annuities.

For all SFAS 97 and SFAS 60 contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract form adjusted for emerging experience and expected trends.

VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. VOBA is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on universal life, variable universal life and investment-type products, (i.e., unit-linked products and variable deferred annuities) and over the premium paying period for insurance products, (i.e., traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for VOBA vary depending upon the particular characteristics of the underlying blocks of acquired insurance business. VOBA is amortized in a manner consistent with DAC. Both DAC and VOBA amortization is reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.

The carrying amounts of DAC and VOBA are adjusted for the effect of realized gains and losses and the effects of unrealized gains and losses on debt securities classified as available-for-sale. Amortization expense of DAC and VOBA reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC and VOBA amortization within realized gains and losses reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility period to period in net realized gains and losses.

Bonus credits and excess interest for dollar cost averaging contracts are considered DSI, and the unamortized balance is reported in other assets on our Consolidated Balance Sheets. DSI is amortized over the expected life of the contract as an expense in interest credited on our Consolidated Statements of Income. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

Contract sales charges that are collected in the early years of an insurance contract are deferred (referred to as “DFEL”), and are amortized into income over the life of the contract in a manner consistent with that used for DAC. The deferral and amortization of DFEL is reported within insurance fees on our Consolidated Statements of Income.

See Note 2 for discussion of the adoption and impact of Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”).

On a quarterly basis, we may record an adjustment to the amounts included on our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenues or expenses for the impact of the difference between the estimates of future gross profits used in the prior quarter and the emergence of actual and updated estimates of future gross profits in the current quarter (“retrospective unlocking”). In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with certain guarantees. These assumptions include investment margins, mortality, retention and rider utilization. Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL are adjusted with an offsetting benefit or charge to revenues or amortization expense to reflect such change (“prospective unlocking”). The distinction between these two types of unlocking is that retrospective unlocking is driven by the emerging experience period-over-period, while prospective unlocking is driven by changes in assumptions or projection models related to estimated future gross profits.

DAC, VOBA, DSI and DFEL are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts. No significant impairments occurred during the three years ended December 31, 2007.

Reinsurance

Our insurance companies enter into reinsurance agreements with other companies in the normal course of business. Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Income, respectively, because there is a right of offset. All other reinsurance agreements are reported on a gross basis on our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists. Premiums, benefits and DAC are reported net of insurance ceded.

Goodwill

We recognize the excess of the purchase price over the fair value of net assets acquired as goodwill. Goodwill is not amortized, but is reviewed at least annually for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events, including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment. When an impairment occurs, the carrying amounts are written down and a charge is recorded against net income using a combination of fair value and discounted cash flows. No impairments occurred during the three years ended December 31, 2007.

Specifically Identifiable Intangible Assets

Specifically identifiable intangible assets, net of accumulated amortization, are reported in other assets. The carrying values of specifically identifiable intangible assets are reviewed periodically for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following: 1) the economic or competitive environments in which the company operates; 2) profitability analyses; 3) cash flow analyses; and 4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment and the carrying value would be adjusted as necessary.

Specifically identifiable intangible assets within our Investment Management segment that we acquired include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are required to be amortized on a straight-line basis over their useful life for periods ranging from 9 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset. The amortization period for these intangibles ends in 2010.

Specifically identifiable intangible assets include Federal Communications Commission (“FCC”) licenses and other agreements. The FCC licenses are not amortized.

Sales force intangibles are attributable to the value of the distribution system acquired in the Individual Markets – Life Insurance segment. These assets are amortized on a straight-line basis over their useful life of 25 years.

Property and Equipment

Property and equipment owned for company use is included in other assets on our Consolidated Balance Sheets and is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets, which include buildings, computer hardware and software and other property and equipment.

Impairment of Long-Lived Assets

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

Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held-for-use until disposed of.

Long-lived assets to be sold are classified as held-for-sale and are no longer depreciated. Certain criteria have to be met in order for the long-lived asset to be classified as held-for-sale, including that a sale is probable and expected to occur within one year. Long-lived assets classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.

Separate Account Assets and Liabilities

Separate account assets and liabilities represent segregated funds administered and invested by our insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contract holders and for unit-linked accounts of our U.K. subsidiaries. Separate account assets are carried at fair value and the related liabilities are measured at an equivalent amount to the separate account assets. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 10 for additional information regarding arrangements with contractual guarantees. The revenues earned by our insurance subsidiaries for administrative and contract holder maintenance services performed for these separate accounts are included in insurance fees on our Consolidated Statements of Income.

Future Contract Benefits and Other Contract Holder Funds

The liabilities for future contract benefits and claim reserves for universal and variable universal life insurance policies consist of contract account balances that accrue to the benefit of the contract holders, excluding surrender charges. The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.00% depending on the time of contract issue. The investment yield assumptions for immediate and deferred paid-up annuities range from 0.75% to 13.50%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

The liabilities for future claim reserves for variable annuity products containing guaranteed minimum death benefit (“GMDB”) features are calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a period is the benefit ratio multiplied by the assessments recorded for the period less GMDB claims paid in the period plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.

With respect to our future contract benefits and other contract holder funds, we continually review: 1) overall reserve position; 2) reserving techniques; and 3) reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such changes occur.

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2007 and 2006, participating policies comprised approximately 1.25% of the face amount of insurance in force, and dividend expenses were $88 million, $88 million and $80 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Universal life and variable universal life products with secondary guarantees represented approximately 31% of permanent life insurance in force as of December 31, 2007 and approximately 70% of sales for these products in 2007. Liabilities for the secondary guarantees on universal life-type products are calculated by multiplying the benefit ratio (present value of total expected secondary guarantee benefits over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Borrowed Funds

LNC’s short-term borrowings are defined as borrowings with contractual or expected maturities of one year or less. Long-term borrowings have contractual or expected maturities greater than one year. Any premium or discount on borrowed funds is amortized over the term of the borrowings.

Commitments and Contingencies

Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.

Premiums and Fees on Investment Products and Universal Life Insurance Products

Investment products consist primarily of individual and group variable and fixed deferred annuities. Interest-sensitive life insurance products include universal life insurance, variable universal life insurance and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance. Revenues for investment products and universal life insurance products consist of net investment income, asset-based fees, cost of insurance charges, percent of premium charges, contract administration charges and surrender charges that have been assessed and earned against contract account balances and premiums received during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset-based fees, cost of insurance and contract administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the contract holder in accordance with contractual terms.

Premiums on Traditional Life Insurance Products

Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due from the contract holder.

Investment Advisory Fees

As specified in investment advisory agreements with mutual funds, fees are generally determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts with non-mutual fund clients generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter or the average of the market values at the beginning and ending of the monthly or quarterly period. Investment management and advisory contracts typically are renewable annually by the fund’s board. Contracts with non-mutual fund clients normally continue until terminated by either party or at the end of a specified term and often have cancellation clauses ranging up to 30 to 180 days. Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in benefits and expenses.

Other Revenues and Fees

Other revenues and fees primarily consists of amounts earned by our retail distributor, Lincoln Financial Advisors, from sales of third party insurance and investment products. Such revenue is recorded as earned at the time of sale. Other revenues and fees also includes communications sales, which are recognized as earned and are presented net of agency and representative commissions and certain revenues from our Individual Markets – Life Insurance, Investment Management and Lincoln UK segments that are not captured in other components of revenues.

Benefits

Benefits for universal life and other interest-sensitive life insurance products includes benefit claims incurred during the period in excess of contract account balances. Benefits also includes the change in reserves for life insurance products with secondary guarantee benefits and annuity products with guaranteed benefits, such as GMDB, and the change in fair values of guarantees for annuity products with guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed income benefits (“GIB”). For traditional life, group health and disability income products, benefits and expenses, other than DAC and VOBA, are recognized when incurred in a manner consistent with the related premium recognition policies.

Interest Credited

Interest credited includes interest credited to contract holder account balances. Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2005 through 2007 ranged from 3.00% to 9.00%.

Interest and Debt Expenses

Interest and debt expenses includes interest on short-term commercial paper, long-term senior debt that we issue and junior subordinated debentures issued to affiliated trusts.

Pension and Other Postretirement Benefit Plans

Pursuant to the accounting rules for our obligations to employees under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. We use assumptions for the weighted-average discount rate and expected return on plan assets to estimate pension expense. The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans. The expected long-term rate of return on plan assets is initially established at the beginning of the plan year based on historical and projected future rates of return and is the average rate of earnings expected on the funds invested or to be invested in the plan. The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate. See Note 16 for more information on our accounting for employee benefit plans.

Stock-Based Compensation

We expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology. The fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity. Stock-based compensation expense is reflected in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income. For additional information on stock-based incentive compensation see Note 17.

Foreign Currency Translation

Our foreign subsidiaries’ balance sheet accounts and income statement items reported in functional currencies other than the U.S. dollar are translated at the current and average exchange rates for the year, respectively. Resulting translation adjustments and other translation adjustments for foreign currency transactions that affect cash flows are reported in accumulated OCI, a component of stockholders’ equity.

Income Taxes

We file a U.S. consolidated income tax return that includes all of our eligible subsidiaries. Ineligible subsidiaries file separate individual corporate tax returns. Subsidiaries operating outside of the U.S. are taxed, and income tax expense is recorded based on applicable foreign statutes. Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to the extent required to reduce the deferred tax asset to an amount that we expect, more likely than not, will be realized. See Note 6 for additional information.

Discontinued Operations

The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in income from discontinued operations for all periods presented if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted EPS is computed assuming the conversion or exercise of dilutive convertible preferred securities, non-vested stock, stock options, performance share units and deferred compensation shares outstanding during the year.

2. New Accounting Standards

Adoption of New Accounting Standards

SOP 05-1 – Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

In September 2005, the American Institute of Certified Public Accountants issued SOP 05-1 which, provides guidance on accounting for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97. An internal replacement, defined by SOP 05-1, is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, VOBA, DFEL and DSI from the replaced contract must be written off. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

We adopted SOP 05-1 effective January 1, 2007 by recording decreases to the following categories (in millions) on our Consolidated Balance Sheets:

Assets
DAC	$31
VOBA	35
Other assets – DSI	3

Total assets	$69

Liabilities and Stockholders' Equity
Future contract benefits – GMDB annuity reserves	$4
Other contract holder funds – DFEL	2
Other liabilities – income tax liabilities	22

Total liabilities	28

Retained earnings	41

Total liabilities and stockholders' equity	$69

The adoption of this new guidance primarily impacted our Individual Markets – Annuities and Employer Markets – Group Protection businesses and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and VOBA. In addition, the adoption of SOP 05-1 resulted in an approximately $17 million increase to underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income for the year ended December 31, 2007, which was attributable to changes in DAC and VOBA deferrals and amortization.

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 requires companies to determine whether it is “more likely than not” that an individual tax position will be sustained upon examination by the appropriate taxing authority prior to any part of the benefit being recognized in the financial statements. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits, including accrued interest and penalties, and uncertain tax positions where the estimate of the tax benefit may change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007 by recording an increase in the liability for unrecognized tax benefits of $15 million on our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings. See Note 6 for more information regarding our adoption of FIN 48.

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140

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

In December 2006, the FASB issued Derivative Implementation Group (“DIG”) Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG B40”). Since SFAS 155 eliminated the interim guidance related to securitized financial assets, DIG B40 provides a narrow scope exception for securitized interests that contain only an embedded derivative related to prepayment risk. Under DIG B40, a securitized interest in prepayable financial assets would not be subject to bifurcation if: (a) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (b) the securitized interest itself does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. Any other terms in the securitized financial asset that may affect cash flow in a manner similar to a derivative instrument would be subject to the requirements of paragraph 13(b) of SFAS 133. The guidance in DIG B40 is to be applied upon the adoption of SFAS 155.

We adopted the provisions SFAS 155 and DIG B40 on January 1, 2007. Prior period restatement was not permitted. The adoption of SFAS 155 did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). The guidance requires us to recognize on the balance sheets the funded status of our defined benefit postretirement plans as either an asset or liability, depending on the plans’ funded status, with changes in the funded status recognized through OCI. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation, for pension plans, or the accumulated postretirement benefit obligation for postretirement benefit plans. Prior service costs or credits and net gains or losses which are not recognized in current net periodic benefit cost, pursuant to SFAS No. 87, “Employers’ Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” must be recognized in OCI, net of tax, in the period in which they occur. As these items are recognized in net periodic benefit cost, the amounts accumulated in OCI are adjusted. Under SFAS 158, disclosure requirements have also been expanded to separately provide information on the prior service costs or credits and net gains and losses recognized in OCI and their effects on net periodic benefit costs. Retroactive application of SFAS 158 was not permitted. We applied the recognition provisions of SFAS 158 as of December 31, 2006.

Staff Accounting Bulletin No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance for evaluating the effects of prior year uncorrected errors when quantifying misstatements in the current year financial statements. Under SAB 108, the impact of correcting misstatements occurring in the current period and those that have accumulated over prior periods must both be considered when quantifying the impact of misstatements in current period financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and may be adopted by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment to retained earnings. We adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

SFAS No. 123(R) – Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123(R) requires us to recognize at fair value all costs resulting from share-based payments to employees, except for equity instruments held by employee share ownership plans. Similar to SFAS 123, under SFAS 123(R), the fair value of share-based payments is recognized as a reduction to earnings over the period an employee is required to provide service in exchange for the award. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results from prior periods have not been restated. The adoption of SFAS 123(R) did not have a material effect on our income before federal income taxes, net income and basic and diluted EPS.

SFAS 123(R) eliminates the alternative under SFAS 123 permitting the recognition of forfeitures as they occur. Expected forfeitures, resulting from the failure to satisfy service or performance conditions, must be estimated at the grant date, thereby recognizing compensation expense only for those awards expected to vest. In accordance with SFAS 123(R), we have included estimated forfeitures in the determination of compensation costs for all share-based payments. Estimates of expected forfeitures must be reevaluated at each balance sheet date, and any change in the estimates will be recognized retrospectively in net income in the period of the revised estimates.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows on our Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation costs recognized to be classified as financing cash flows. Our excess tax benefits are classified as financing cash flows, prospectively, on our Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

We issue share-based compensation awards under authorized plans, subject to specific vesting conditions. Generally, compensation expense is recognized ratably over a three-year vesting period, but recognition may be accelerated upon the occurrence of certain events. For awards that specify an employee will vest upon retirement and an employee is eligible to retire before the end of the normal vesting period, we record compensation expense over the period from the grant date to the date of retirement eligibility. As a result of adopting SFAS 123(R), we have revised the prior method of recording unrecognized compensation expense upon retirement and use the non-substantive vesting period approach for all new share-based awards granted after January 1, 2006. Under the non-substantive vesting period approach, we recognize compensation cost immediately for awards granted to retirement-eligible employees, or ratably over a period from the grant date to the date retirement eligibility is achieved. If we would have applied the non-substantive vesting period approach to all share based compensation awards granted prior to January 1, 2006, it would not have a material effect on our results of operations or financial position.

See Note 17 for more information regarding our stock-based compensation plans.

FASB Staff Position FAS 115-1 and FAS 124-1 – The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of Emerging Issues Task Force (“EITF”) No. 03-1 – “The Meaning of Other-Than- Temporary Impairments and Its Application to Certain Investments” and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP 115-1 was effective for reporting periods beginning after December 15, 2005, on a prospective basis. Our existing policy for recognizing other-than-temporary impairments is consistent with the guidance in FSP 115-1, and includes the recognition of other-than-temporary impairments of securities resulting from credit related issues as well as declines in fair value related to rising interest rates, where we do not have the intent to hold the securities until either maturity or recovery. We adopted FSP 115-1 effective January 1, 2006. The adoption of FSP 115-1 did not have a material effect on our consolidated financial condition or results of operations.

Future Adoption of New Accounting Standards

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement and enhances disclosures about fair value instruments. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (exit price) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (entry price). Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The highest priority, Level 1, is given to quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs, other than quoted prices included in Level 1, for the asset or liability. Level 3 inputs, the lowest priority, include unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk. We have certain guaranteed benefit features that, prior to January 1, 2008, were recorded using fair value pricing. These benefits will continue to be measured on a fair value basis with the adoption of SFAS 157, utilizing a number for Level 3, with some Level 2 inputs, which are reflective of the hypothetical market participant perspective for fair value measurement. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of the measurements on earnings. We adopted SFAS 157 for all of our financial instruments effective January 1, 2008 and expect to record a charge of between $25 million and $75 million to net income attributable to changes in the fair value of guaranteed benefit reserves and indexed annuities reported in our Individual Markets – Annuities segment.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows an entity to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. In addition, the presentation and disclosure requirements of SFAS 159 are designed to assist in the comparison between entities that select different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. At the effective date, the fair value option may be elected for eligible items that exist on that date. Effective January 1, 2008, we elected not to adopt the fair value option for any existing financial assets or liabilities that existed as of January 1, 2008.

SFAS No. 141(R) – Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) – a revision to the FASB Statement SFAS No. 141 “Business Combinations” (“SFAS 141”), which aims to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, acquisition-related costs be expensed as incurred and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51A” (“SFAS 160”), which aims to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently as equity transactions. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or sells some of its ownership interests in its subsidiary and if the subsidiary reacquires some of its ownership interests or issues additional ownership interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect to adopt SFAS 160 effective January 1, 2009, and are currently evaluating the effects of SFAS 160 on our consolidated financial condition and results of operations.

Derivative Implementation Group Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method under Paragraph 68

In December 2007, the FASB issued DIG Statement 133 Implementation Issue No. E23, “Issues Involving the Application of the Shortcut Method under Paragraph 68” (“DIG E23”), which gives clarification to the application of the shortcut method of accounting for qualifying fair value hedging relationship involving an interest-bearing financial instrument and/or an interest rate swap, originally outlined in paragraph 68 in SFAS 133. DIG E23 clarifies that the shortcut method may be applied to a qualifying fair value hedge when the relationship is designated on the trade date of both the swap and the hedged item (for example, debt), even though the hedged item is not recognized for accounting purposes until the transaction settles (that is, until its settlement date), provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for that marketplace. DIG E23 also clarifies that Paragraph 68(b) is met for an interest rate swap that has a non-zero fair value at the inception of the hedging relationship provided that the swap was entered into at the hedge’s inception for a transaction price of zero and the non-zero fair value is due solely to the existence of a bid-ask spread in the entity’s principal market (or most advantageous market, as applicable) under SFAS 157. The interest rate swap would be reported at its fair value as determined under SFAS 157. DIG E23 is effective for hedging relationships designated on or after January 1, 2008. The adoption of DIG E23 is not expected to have a material impact on our consolidated financial condition or results of operations.

FSP FAS140-3 - Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). The guidance in FSP 140-3 provides accounting and reporting standards for transfers of financial assets. This FSP applies to a repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP 140-3 shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and shall be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied. We are evaluating the expected effect on our consolidated financial condition and results of operations.

3. Acquisition and Dispositions

Acquisition

Jefferson-Pilot Merger

On April 3, 2006, we completed our merger with Jefferson-Pilot by acquiring 100% of the outstanding shares of Jefferson-Pilot in a transaction accounted for under the purchase method of accounting prescribed by SFAS 141. Jefferson-Pilot’s results of operations are included in our results of operations beginning on April 3, 2006. As a result of the merger, our product portfolio was expanded, and we now offer fixed and variable universal life, fixed annuities, including indexed annuities, variable annuities, mutual funds and institutional accounts, 401(k) and 403(b) offerings and group life, disability and dental insurance products.

SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the merger date.

The aggregate consideration paid for the merger (in millions, except share and per share data) was as follows:

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

The fair value of Jefferson-Pilot’s specifically identifiable net assets acquired in the merger was $4.2 billion. Goodwill of $3.3 billion resulted from the excess of purchase price over the fair value of Jefferson-Pilot’s net assets. The amount of goodwill that was expected to be deductible for tax purposes was approximately $24 million. We paid a premium over the fair value of Jefferson-Pilot’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger including, but not limited to, the following:

•	Greater size and scale with improved earnings diversification and strong financial flexibility;

•	Broader, more balanced product portfolio;

•	Larger distribution organization; and

•	Value creation opportunities through expense savings and revenue enhancements across business units.

The following table summarizes the fair values of the net assets acquired (in millions) as of the acquisition date:

Fair Value
Investments	$27,910
Reinsurance recoverables	1,296
Value of business acquired	2,486
Goodwill	3,324
Other assets	1,693
Separate account assets	2,574
Future contract benefits and other contract holder funds	(26,641)
Long-term debt	(905)
Income tax liabilities	(782)
Accounts payable, accruals and other liabilities	(863)
Separate account liabilities	(2,574)

Total purchase price	$7,518

The goodwill (in millions) resulting from the merger was allocated to the following segments:

Goodwill
Individual Markets:
Life Insurance	$1,346
Annuities	1,002

Total Individual Markets	2,348

Employer Markets: Group Protection	274
Lincoln Financial Media (1)	702

Total goodwill	$3,324

(1)	Refer to Dispositions – Discontinued Media Operations discussion below for information surrounding the elimination of the Lincoln Financial Media segment.

Dispositions

Discontinued Media Operations

During the fourth quarter of 2007, we entered into a definitive agreement to sell our television broadcasting, Charlotte radio and sports programming businesses. These businesses were acquired as part of the Jefferson-Pilot merger on April 3, 2006. The divestiture of the sports programming business closed on November 30, 2007, and the Charlotte radio broadcasting business closed on January 31, 2008. The sale of the television broadcasting business is expected to close during the first quarter of 2008. Accordingly, the assets and liabilities of these businesses not sold have been reclassified as held-for-sale for all periods presented, and are reported within other assets and other liabilities on our Consolidated Balance Sheets. The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of December 31,
	2007	2006
Goodwill	$340	$363
Specifically identifiable intangible assets	266	278
Other	146	68

Total assets held-for-sale	$752	$709

Liabilities held-for-sale	$354	$139

The results of operations of these businesses have been reclassified into income (loss) from discontinued operations for all applicable periods presented on our Consolidated Statements of Income. The amounts (in millions) related to operations of these businesses, included in income (loss) from discontinued operations, were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Discontinued Operations Before Disposal
Communications revenues, net of agency commissions	$144	$101	$—

Income from discontinued operations before disposal, before federal income taxes	$46	$33	$—
Federal income taxes	16	12	—

Income from discontinued operations before disposal	30	21	—

Disposal
Gain on disposal	57	—	—
Federal income taxes	193	—	—

Loss on disposal	(136)	—	—

Income (loss) from discontinued operations	$(106)	$21	$—

Consequently, we have eliminated the Lincoln Financial Media segment and now report our remaining media properties within Other Operations for all periods presented.

The tax rate associated with the gain on disposal differs significantly from the amount computed by applying our U.S. federal income tax rate of 35% due primarily to the increase in taxable gain associated with the recognition of $363 million in basis difference attributable to goodwill.

Fixed Income Investment Management Business

During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be no more than $49 million. We expect this transaction to decrease income from operations, relative to 2007, by approximately $3 million, after-tax, per quarter in 2008.

During the fourth quarter, we received $25 million of the purchase price, with additional scheduled payments over the next three years. We recorded an after-tax realized loss of $2 million on our Consolidated Statements of Income as a result of goodwill we attributed to this business. There were certain other pipeline accounts in process at the time of the transaction closing, and any adjustment to the purchase price, if necessary, will be determined at October 31, 2008.

4. Investments

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities (in millions) were as follows:

	As of December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Corporate bonds	$43,973	$1,120	$945	$44,148
U.S. Government bonds	205	17	—	222
Foreign government bonds	979	67	9	1,037
Asset and mortgage-backed securities:
Mortgage pass-through securities	1,226	24	4	1,246
Collateralized mortgage obligations	6,721	78	130	6,669
Commercial mortgage-backed securities	2,711	49	70	2,690
State and municipal bonds	151	2	—	153
Redeemable preferred stocks	103	9	1	111

Total fixed maturity securities	56,069	1,366	1,159	56,276
Equity securities	548	13	43	518

Total available-for-sale securities	$56,617	$1,379	$1,202	$56,794

	As of December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Corporate bonds	$44,702	$1,080	$292	$45,490
U.S. Government bonds	256	8	1	263
Foreign government bonds	1,072	76	7	1,141
Asset and mortgage-backed securities:
Mortgage pass-through securities	603	3	6	600
Collateralized mortgage obligations	5,242	37	45	5,234
Commercial mortgage-backed securities	2,653	44	19	2,678
Other asset-backed securities	175	4	—	179
State and municipal bonds	158	3	1	160
Redeemable preferred stocks	99	9	—	108

Total fixed maturity securities	54,960	1,264	371	55,853
Equity securities	681	22	2	701

Total available-for-sale securities	$55,641	$1,286	$373	$56,554

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities (in millions) were as follows:

	As of December 31, 2007
	Amortized Cost	Fair Value
Due in one year or less	$2,271	$2,272
Due after one year through five years	11,902	12,189
Due after five years through ten years	16,042	15,935
Due after ten years	15,196	15,275

Subtotal	45,411	45,671
Asset and mortgage-backed securities	10,658	10,605

Total available-for-sale fixed maturity securities	$56,069	$56,276

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of available-for-sale securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2007
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$11,540	$679	$4,467	$266	$16,007	$945
U.S. Government bonds	—	—	3	—	3	—
Foreign government bonds	95	4	51	4	146	8
Asset and mortgage-backed securities:
Mortgage pass-through securities	32	1	193	4	225	5
Collateralized mortgage obligations	1,742	101	1,116	29	2,858	130
Commercial mortgage-backed securities	520	47	562	23	1,082	70
State and municipal bonds	29	—	17	—	46	—
Redeemable preferred stocks	13	1	—	—	13	1

Total fixed maturity securities	13,971	833	6,409	326	20,380	1,159
Equity securities	402	42	8	1	410	43

Total available-for-sale securities	$14,373	$875	$6,417	$327	$20,790	$1,202

Total number of securities in an unrealized loss position						2,441

	As of December 31, 2006
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$8,876	$119	$4,976	$173	$13,852	$292
U.S. Government bonds	64	1	1	—	65	1
Foreign government bonds	212	4	77	3	289	7
Asset and mortgage-backed securities:
Mortgage pass-through securities	134	1	228	5	362	6
Collateralized mortgage obligations	1,304	9	1,323	36	2,627	45
Commercial mortgage-backed securities	473	3	664	16	1,137	19
Other asset-backed securities	13	—	21	—	34	—
State and municipal bonds	20	—	44	1	64	1
Redeemable preferred stocks	—	—	1	—	1	—

Total fixed maturity securities	11,096	137	7,335	234	18,431	371
Equity securities	56	2	—	—	56	2

Total available-for-sale securities	$11,152	$139	$7,335	$234	$18,487	$373

Total number of securities in an unrealized loss position						2,213

The fair value, gross unrealized losses (in millions) and number of available-for-sale securities, where the fair value had declined below amortized cost by greater than 20%, were as follows:

	As of December 31, 2007
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$136	$49	22
Six months or greater, but less than nine months	427	138	32
Nine months or greater, but less than twelve months	364	110	17
Twelve months or greater	183	81	60

Total available-for-sale securities	$1,110	$378	131

	As of December 31, 2006
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$—	$—	9
Six months or greater, but less than nine months	—	1	4
Nine months or greater, but less than twelve months	—	—	1
Twelve months or greater	9	3	13

Total available-for-sale securities	$9	$4	27

As described more fully in Note 1, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, the cause of the decline being principally attributable to changes in interest rates and credit spreads during the holding period and our current ability and intent to hold securities in an unrealized loss position for a period of time sufficient for recovery, we believe that these securities were not other-than-temporarily impaired as of December 31, 2007 and 2006.

Trading Securities

Trading securities at fair value retained in connection with Modco and CFW reinsurance arrangements (in millions) consisted of the following:

	As of December 31,
	2007	2006
Corporate bonds	$1,999	$2,339
U.S. Government bonds	367	332
Foreign government bonds	46	46
Asset and mortgage-backed securities:
Mortgage pass-through securities	22	24
Collateralized mortgage obligations	160	118
Commercial mortgage-backed securities	107	138
Other asset-backed securities	—	8
State and municipal bonds	19	21
Redeemable preferred stocks	8	8

Total fixed maturity securities	2,728	3,034
Equity securities	2	2

Total trading securities	$2,730	$3,036

The portion of market adjustment for trading securities still held as of December 31, 2007, 2006 and 2005 was a loss of $10 million, $53 million and $79 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate. The commercial loans are geographically diversified throughout the United States with the largest concentrations in California and Texas, which accounted for approximately 29% of mortgage loans as of December 31, 2007.

Net Investment Income

The major categories of net investment income (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Available-for-sale fixed maturity securities	$3,411	$3,010	$2,034
Available-for-sale equity securities	41	27	9
Trading securities	176	197	194
Mortgage loans on real estate	507	468	287
Real estate	56	56	50
Policy loans	175	159	118
Invested cash	73	91	53
Other investments	130	141	69

Investment income	4,569	4,149	2,814
Investment expense	(185)	(168)	(112)

Net investment income	$4,384	$3,981	$2,702

Realized Loss

The detail of the realized loss (in millions) was as follows:

	For the Years Ended December 31,
	2007	2006	2005
Fixed maturity securities available-for-sale:
Gross gains	$125	$132	$115
Gross losses	(185)	(103)	(93)
Equity securities available-for-sale:
Gross gains	8	2	8
Gross losses	(111)	(3)	(1)
Gain on other investments	18	4	1
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	29	(41)	(52)

Total realized loss on investments, excluding trading securities	(116)	(9)	(22)
Gain (loss) on derivative instruments, excluding reinsurance embedded derivatives	(11)	2	(1)
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	1	—	1

Total realized loss on investments and derivative instruments	(126)	(7)	(22)
Gain on reinsurance embedded derivative/trading securities	2	4	5
Gain on sale of subsidiaries/businesses	6	—	14

Total realized loss	$(118)	$(3)	$(3)

Write-downs for other-than-temporary impairments included in realized loss on investments above	$(261)	$(64)	$(21)

Securities Lending

The carrying values of the securities pledged under securities lending agreements were $655 million and $1.0 billion as of December 31, 2007 and 2006. The fair values of these securities were $634 million and $989 million as of December 31, 2007 and 2006, respectively.

Reverse Repurchase Agreements

The carrying values of securities pledged under reverse repurchase agreements were $480 million as of December 31, 2007 and 2006. The fair values of these securities were $502 million and $500 million as of December 31, 2007 and 2006, respectively.

Investment Commitments

As of December 31, 2007, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $1.2 billion, which includes $281 million of standby commitments to purchase real estate upon completion and leasing.

Concentrations of Financial Instruments

As of December 31, 2007 and 2006, we did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S.

Credit-Linked Notes

As of December 31, 2007 and 2006, other contract holder funds on our Consolidated Balance Sheets included $1.2 billion and $700 million, respectively, outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”). LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies and $300 million of such agreements were assumed as a result of the merger of Jefferson-Pilot into LNL. The $850 million of credit-linked notes are classified as asset-backed securities and are included in our fixed maturity securities on our Consolidated Balance Sheets. The $300 million of investments which were assumed as a result of the merger were classified as corporate bonds and are included in our fixed maturity securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the credit-linked note and the interest credited on the funding agreement. Our credit linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. The asset backing two of these credit-linked notes is a mid-AA rated asset-backed security secured by a pool of credit card receivables. The third credit-linked note is backed by a pool of assets which are guaranteed by MBIA, Inc, a financial guarantor and are mid-AA rated. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolio.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments if the issuers of the debt market instruments default on their obligations. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments, which currently carries a mid-AA rating. To date, there have been no defaults in any of the underlying collateral pools. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $850 million as of December 31, 2007.

The fair market value of these investments has declined, causing unrealized losses. As of December 31, 2007, we had unrealized losses of $190 million on the $850 million in credit linked notes. As described more fully in Note 1, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, we believe that these securities were not other-than-temporarily impaired as of December 31, 2007 and 2006.

The following summarizes information regarding our investments in these securities (dollars in millions):

	Amount and Date of Issuance
	$ 400 December 2006	$ 200 April 2007	$ 250 April 2007

Amount of subordination (1)	$2,184	$410	$1,167
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche (1)	AA	Aa2	AA
Number of entities (1)	125	100	102
Number of countries (1)	20	21	14

(1)	As of December 31, 2007.

5. Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk and credit risk. We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps and treasury locks. Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps and foreign currency forwards. Call options on our stock, call options on the S&P 500 Index®, total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy. We also use credit default swaps as part of our credit risk management strategy.

As of December 31, 2007 and 2006, we had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges. We also had derivative instruments that were economic hedges, but were not designated as hedging instruments under SFAS 133. See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.

Our derivative instruments are monitored by our risk management committee as part of that committee’s oversight of our derivative activities. Our risk management committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are incorporated into our overall risk management strategies.

Our hedging strategy is designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with the Lincoln SmartSecurity® Advantage GMWB feature, the 4LATER® Advantage GIB feature and the i4LIFE® Advantage GIB feature that is available in our variable annuity products. This GMWB feature offers the contract holder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contract holder to step up the guarantee. GMWB features are considered to be derivatives under SFAS 133, resulting in the guarantees being recognized at estimated fair value, with changes in estimated fair value being reported in net income. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB. As part of our current hedging program, contract holder behavior, available equity, interest rate and volatility in market conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in assets and liabilities caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

We have certain Modco and CFW reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.

We also distribute indexed annuity contracts. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Contract holders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase S&P 500 Index® call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited to contract holders. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the Consolidated Balance Sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included in interest credited. The notional amounts of contract holder fund balances allocated to the equity-index options were $2.9 billion and $2.4 billion as of December 31, 2007 and 2006, respectively.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional amounts along with their carrying values and estimated fair values (in millions), were as follows:

	As of December 31,
			Assets (Liabilities)
	Notional Amounts		Carrying or Fair Value
	2007	2006	2007	2006
Cash flow hedges
Interest rate swap agreements	$1,371	$1,188	$(5)	$8
Foreign currency swaps	366	86	(17)	(7)
Call options (based on LNC stock)	—	—	1	4

Total cash flow hedges	1,737	1,274	(21)	5

Fair value hedges
Interest rate swap agreements	375	100	22	—
Equity collar	49	—	47	—

Total fair value hedges	424	100	69	—
All other derivative instruments
Interest rate cap agreements	4,100	5,950	2	2
Interest rate futures	259	2,897	—	—
Equity futures	296	204	—	—
Interest rate swap agreements	4,722	—	41	—
Credit default swaps	60	20	—	—
Total return swaps	126	110	—	—
Put options	4,025	2,200	529	171
Call options (based on LNC stock)	1	1	13	18
Call options (based on S&P 500 Index®)	2,858	2,356	149	185
Variance swaps	6	—	(4)	—

Total other derivative instruments	16,453	13,738	730	376
Embedded derivatives per SFAS 133	—	—	(420)	(142)

Total derivative instruments (1)	$18,614	$15,112	$358	$239

(1)

Total derivative instruments as of December 31, 2007 were composed of an asset of $807 million recorded in derivative investments, a $230 million liability recorded in other contract holder funds and a liability of $219 million recorded in reinsurance related derivative liability on our Consolidated Balance Sheets. Total derivative instruments as of December 31, 2006 were composed of an asset of $415 million recorded in derivative investments, a $52 million contra-liability recorded in future contract benefits and a liability of $228 million recorded in reinsurance related derivative liability on our Consolidated Balance Sheets.

Derivative Instruments Designated as Cash Flow Hedges

We designate and account for the following as cash flow hedges, when they have met the requirements of SFAS 133; 1) interest rate swap agreements; 2) foreign currency swaps; 3) call options on LNC stock; 4) treasury lock agreements; and 5) forward-starting interest rate swaps. We recognized a gain (loss) of $(1) million and $1 million for the years ended December 31, 2007 and 2006, respectively, in net income as a component of realized investment gains and losses, related to the ineffective portion of cash flow hedges. We recognized a gain of $3 million, $1 million and $10 million for the years ended December 31, 2007, 2006 and 2005 respectively, in OCI related to the change in market value on derivative instruments that were designated and qualify as cash flow hedges.

Gains and losses on derivative contracts that qualify as cash-flow hedges are reclassified from accumulated OCI to current period earnings. As of December 31, 2007, $4 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during 2008. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of stock appreciation rights (“SARs”).

For the years ended December 31, 2007, 2006 and 2005, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in net investment income. Gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued. The open interest rate swap positions as of December 31, 2007 expire in 2008 through 2026.

In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate. The net receipts/payments from these interest rate swaps are recorded in net investment income. The open interest rate swap positions hedging asset values as of December 31, 2007 expire in 2014 through 2038.

Forward-Starting Interest Rate Swaps

During the year ended December 31, 2006, we entered into a series of forward-starting interest rate swaps to hedge the issuance of debt to finance the merger with Jefferson-Pilot. We were required to pay the counterparty(s) a predetermined fixed stream of payments in exchange for a floating rate stream from the counterparty. By doing so, we were able to hedge the exposure to fluctuations in interest rates prior to issuing the debt. The receipt from the termination of the forward-starting swaps is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related debt issuance. As of December 31, 2007 and 2006, we had no open forward-starting swaps hedging debt issuance.

We also use forward-starting interest rate swaps to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains or losses resulting from the swap agreements are recorded in OCI. The gains or losses are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. The open interest rate swap positions hedging forecasted asset purchases as of December 31, 2007 expire in 2012 through 2019.

Foreign Currency Swaps

We use foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains or losses on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued. The open foreign currency swap positions as of December 31, 2007 expire in 2014 through 2022.

Call Options (Based on LNC Stock)

We use call options on LNC stock to hedge the expected increase in liabilities arising from SARs granted on our stock. Upon option expiration, the payment, if any, is the increase in our stock price over the strike price of the option applied to the number of contracts. Call options hedging vested SARs are not eligible for hedge accounting and are marked-to-market through net income. Call options hedging non-vested SARs are eligible for hedge accounting and are accounted for as cash flow hedges of the forecasted vesting of the SARs liabilities. To the extent that the cash flow hedges are effective, changes in the fair value of the call options are recorded in accumulated OCI. Amounts recorded in OCI are reclassified to net income upon vesting of the related SARs. Our call option positions will be maintained until such time the related SARs are either exercised or expire and our SARs liabilities are extinguished. The SARs expire five years from the date of grant.

Treasury Lock Agreements

During the year ended December 31, 2005, we entered into a treasury lock to hedge the issuance of debt to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. The receipt or payment from the termination of a treasury lock is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related senior debt. As of December 31, 2007 and 2006, we had no outstanding open treasury locks.

Derivative Instruments Designated as Fair Value Hedges

We designate and account for the following as fair value hedges, when they have met the requirements of SFAS 133: 1) interest rate swap agreements; and 2) equity collars. We recognized a loss of $10 million for the year ended December 31, 2007 in net income as a component of realized investment gains and losses related to fair value hedges. We recognized gains of $3 million for the years ended December 31, 2007 and 2006, in OCI related to the change in market value on derivative instruments that are designated and qualify as fair value hedges.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace. We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, we receive a fixed payment from the counterparty at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense for the debt being hedged. The changes in fair value of the interest rate swap are reported on our Consolidated Statements of Income in the period of change along with the offsetting changes in fair value of the debt being hedged. The open position as of December 31, 2007 expires in 2037.

Equity Collars

We used an equity collar on certain shares of our Bank of America (“BOA”) stock holdings. The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option. This effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction. With the equity collar in place, we are able to pledge the BOA stock as collateral, which then allows us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes. The change in fair value of the equity collar is reported on our Consolidated Statements of Income in the period of change along with the offsetting changes (when applicable) in fair value of the stock being hedged. The open position as of December 31, 2007 expires in 2010.

All Other Derivative Instruments

We use various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been designated by us for hedge accounting treatment.

Interest Rate Cap Agreements

The interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four. The purpose of our interest rate cap agreement program is to provide a level of protection from the effect of rising interest rates for our annuity business, within both our Individual Markets and Employer Markets businesses. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements do not qualify for hedge accounting under SFAS 133. The open interest rate cap agreements as of December 31, 2007 expire in 2008 through 2011.

Interest Rate Futures and Equity Futures

We use interest rate futures and equity futures contracts to hedge the liability exposure on certain options in variable annuity products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price. Cash settlements on the change in market value of financial futures contracts, along with the resulting gains or losses, are recorded daily in net income as benefits on our Consolidated Statements of Income. The open positions as of December 31, 2007 expire in 2008.

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products. Cash settlements are recorded in net income as benefits on our Consolidated Statements of Income. The open interest rate swap positions hedging liability exposure as of December 31, 2007 expire in 2010 through 2037.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge dividends received from our U.K.-based subsidiary, Lincoln UK. The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date and a specified exchange rate. The contract does not qualify for hedge accounting under SFAS 133. Therefore, all gains or losses on the foreign currency forward contracts are recorded in net income as realized gains or losses on our Consolidated Statements of Income. As of December 31, 2007, there were no outstanding foreign currency forward contracts.

Credit Default Swaps

We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring. Our credit default swaps are not currently qualified for hedge accounting under SFAS 133, as amounts are insignificant. As of December 31, 2007, we had no outstanding purchased credit default swaps.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit default swap allows the investor to put the bond back to us at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring. The open credit default swaps as of December 31, 2007 expire in 2010 through 2012.

Total Return Swaps

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. Cash settlements on the change in market value of the total return swaps along with the resulting gains or losses are recorded in net income as underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income. The open return swaps as of December 31, 2007 expire in 2009.

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. Cash settlements on the change in market value of the put options along with the resulting gains or losses are recorded in net income as benefits on our Consolidated Statements of Income. The open positions as of December 31, 2007 expire in 2010 through 2020.

Call Options (based on LNC stock)

We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock. Call options hedging vested SARs are not eligible for hedge accounting treatment under SFAS 133. Mark-to-market changes are recorded in net income in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.

Call Options (based on S&P 500 Index®)

We use index annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500 Index®. Contract holders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited on our Consolidated Statements of Income. The open positions as of December 31, 2007 expire in 2008 through 2009.

We also calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the Consolidated Balance Sheets, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of interest credited on our Consolidated Statements of Income.

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products. Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined at inception. Cash settlements are recorded in net income as benefits on our Consolidated Statements of Income. The open positions as of December 31, 2007 expire in 2017.

Embedded Derivatives

Deferred Compensation Plans

We have certain deferred compensation plans that have embedded derivative instruments. The liability related to these plans varies based on the investment options selected by the participants. The liability related to certain investment options selected by the participants is marked-to-market through net income in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.

Modco and CFW Arrangements

We are involved in various Modco and CFW reinsurance arrangements that have embedded derivatives. The change in fair value of the embedded derivatives, as well as the gains or losses on trading securities supporting these arrangements, are recorded in net income as realized gains or losses on our Consolidated Statements of Income.

Variable Annuity Products

We have certain variable annuity products with GMWB and GIB features that are embedded derivatives. The change in fair value of the embedded derivatives flows through net income as benefits on our Consolidated Statements of Income. As of December 31, 2007 and 2006, we had approximately $18.9 billion and $13.2 billion, respectively, of separate account values that were attributable to variable annuities with a GMWB feature. As of December 31, 2007 and 2006, we had approximately $4.9 billion and $2.7 billion, respectively, of separate account values that were attributable to variable annuities with a GIB feature. All of the outstanding contracts with a GIB feature are still in the accumulation phase.

We implemented a hedging strategy designed to mitigate the income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with GMWB and GIB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivatives of the GMWB and GIB contracts subject to the hedging strategy. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Available-For-Sale Securities

We own various debt securities that either: 1) contain call options to exchange the debt security for other specified securities of the borrower, usually common stock; or 2) contain call options to receive the return on equity-like indexes. These embedded derivatives have not been qualified for hedge accounting treatment under SFAS 133; therefore, the change in fair value of the embedded derivatives flows through net investment income.

Additional Derivative Information

Income other than realized gains and losses for the agreements and contracts described above amounted to $150 million, $27 million and $28 million during the years ended December 31, 2007, 2006 and 2005, respectively.

We have used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, derivative types that were not outstanding from January 1, 2005 through December 31, 2007 are not discussed in this disclosure.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts. However, we do not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We and our insurance subsidiaries are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring us to post collateral upon significant downgrade. We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. As of December 31, 2007 and 2006, the exposure was $781 million and $346 million, respectively.

6. Federal Income Taxes

The federal income tax expense on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2007	2006	2005
Current	$499	$270	$176
Deferred	54	213	68

Total federal income tax expense	$553	$483	$244

The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate. Included in tax-preferred investment income was a separate account dividend received deduction benefit of $88 million, $80 million and $55 million for the years ended December 31, 2007, 2006 and 2005, respectively, exclusive of any prior years’ tax return resolution.

A reconciliation of the effective tax rate differences (dollars in millions) was as follows:

	For the Years Ended December 31,
	2007	2006	2005
Tax rate of 35% times pre-tax income	$656	$622	$376
Effect of:
Tax-preferred investment income	(105)	(98)	(69)
Tax credits	(21)	(23)	(14)
Change in valuation allowance	—	—	(47)
Goodwill	5	—	—
Other items	18	(18)	(2)

Provision for income taxes	$553	$483	$244

Effective tax rate	30%	27%	23%

The federal income tax liability (in millions), which is included in other liabilities on our Consolidated Balance Sheets, was as follows:

	As of December 31,
	2007	2006
Current	$630	$81
Deferred	308	796

Total federal income tax liability	$938	$877

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2007	2006
Deferred Tax Assets
Future contract benefits and other contract holder funds	$2,041	$1,493
Reinsurance deferred gain	244	265
Net operating loss carryforwards	—	21
Modco embedded derivative	77	80
Postretirement benefits other than pensions	14	18
Compensation and benefit plans	236	231
Ceding commission asset	7	9
Other	42	120

Total deferred tax assets	2,661	2,237

Deferred Tax Liabilities
DAC	2,018	1,556
VOBA	589	619
Net unrealized gain on available-for-sale securities	45	329
Net unrealized gain on trading securities	76	80
Investments	55	201
Intangibles	130	122
Other	56	126

Total deferred tax liabilities	2,969	3,033

Net deferred tax liability	$308	$796

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. As of December 31, 2007 and 2006, we concluded that it was more likely than not that all gross deferred tax assets will reduce taxes payable in future years. Our federal income tax liability as of December 31, 2004 included a valuation allowance of $47 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to zero as of December 31, 2005.

We have made the decision not to permanently reinvest earnings in Lincoln National (UK) Plc. Full U.S. deferred taxes applicable to any un-repatriated earnings have been recorded.

Under prior federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders Surplus.” On October 22, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” In 2005 and 2006, the additional tax imposed on distributions from the special tax account, “Policyholders Surplus,” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders Surplus account balance. The life insurance subsidiaries’ dividend activity for 2005 and 2006 was sufficient to eliminate the account balance during the suspension period.

As discussed in Note 2, we adopted FIN 48 on January 1, 2007 and had unrecognized tax benefits of $309 million, of which $174 million, if recognized, would impact our income tax expense and our effective tax rate. We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of none to $12 million.

A reconciliation of the unrecognized tax benefits (in millions) was as follows:

For the Year Ended December 31, 2007
Balance at beginning-of-year	$309
Increases for prior year tax positions	7
Decreases for prior year tax positions	(1)
Increases for current year tax positions	21
Decreases for current year tax positions	(7)

Balance at end-of-year	$329

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. During the years ended December 31, 2007, 2006 and 2005, we recognized interest and penalty expense related to uncertain tax positions of $21 million, $14 million and $3 million, respectively. We had accrued interest and penalty expense related to the unrecognized tax benefits of $72 million and $51 million as of December 31, 2007 and 2006, respectively.

We are subject to annual tax examinations from the Internal Revenue Service (“IRS”). During the first quarter of 2006, the IRS completed its examination for the tax years 1999 through 2002 with assessments resulting in a payment that was not material to our consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which we continue to challenge. We believe this portion of the assessment is inconsistent with existing law and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition. The Jefferson-Pilot subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle. During the second quarter of 2006, the IRS completed its examinations for the tax years 2000-2003 of Jefferson-Pilot Corporation and its subsidiaries, resulting in a refund that was not material to our consolidated results of operations. We are currently under audit by the IRS for years 2003 and 2004. For the former Jefferson-Pilot Corporation and its subsidiaries, the IRS will examine the years 2004 and 2005.

7. DAC, VOBA and DSI

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Balance at beginning-of-year	$5,116	$4,164	$3,495
Cumulative effect of adoption of SOP 05-1	(31)	—	—
Deferrals	2,012	1,482	938
Amortization, net of interest:
Unlocking	35	43	110
Other amortization	(782)	(687)	(584)
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	49	(38)	(48)
Adjustment related to unrealized losses on available-for-sale securities and derivatives	103	86	313
Foreign currency translation adjustment	8	66	(60)

Balance at end-of-year	$6,510	$5,116	$4,164

For the year ended December 31, 2007, the unlocking total includes $34 million in prospective unlocking from updates to assumptions for experience, $(56) million in model refinements and $57 million in retrospective unlocking. For the year ended December 31, 2006, the unlocking total includes $8 million in prospective unlocking from updates to assumptions for experience, $(6) million in model refinements and $41 million in retrospective unlocking. For the year ended December 31, 2005, the unlocking total includes $108 million in prospective unlocking from updates to assumptions for experience, $(26) million in model refinements and $28 million in retrospective unlocking.

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Balance at beginning-of-year	$3,304	$999	$1,095
Cumulative effect of adoption of SOP 05-1	(35)	—	—
Business acquired	14	2,478	—
Deferrals	46	96	—
Amortization:
Unlocking	18	(5)	(2)
Other amortization	(443)	(370)	(128)
Accretion of interest	143	128	63
Adjustment related to realized gains on available-for-sale securities and derivatives	(6)	(9)	—
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivatives	24	(48)	—
Foreign currency translation adjustment	5	35	(29)

Balance at end-of-year	$3,070	$3,304	$999

For the year ended December 31, 2007, the unlocking total includes $15 million in prospective unlocking from updates to assumptions for experience, $(7) million in model refinements and $10 million in retrospective unlocking. For the year ended December 31, 2006, the unlocking total includes $(5) million in prospective unlocking from updates to assumptions for experience. For the year ended December 31, 2005, the unlocking total includes $9 million in prospective unlocking from updates to assumptions for experience and $(11) million in retrospective unlocking.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2007 was as follows:

2008	$286
2009	261
2010	246
2011	220
2012	202
Thereafter	1,879

Total	$3,094

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Balance at beginning-of-year	$194	$129	$85
Cumulative effect of adoption of SOP 05-1	(3)	—	—
Deferral	117	86	60
Amortization, net of interest:
Unlocking	2	4	3
Other amortization	(31)	(25)	(19)

Balance at end-of-year	$279	$194	$129

For the year ended December 31, 2007, the unlocking total includes $2 million in prospective unlocking from updates to assumptions for experience, $(1) million in model refinements and $1 million in retrospective unlocking. For the year ended December 31, 2006, the unlocking total includes $1 million in prospective unlocking from updates to assumptions for experience and $3 million in retrospective unlocking. For the year ended December 31, 2005, the unlocking total includes $2 million in prospective unlocking from updates to assumptions for experience and $1 million in retrospective unlocking.

8. Reinsurance

Reinsurance transactions included in insurance premiums (in millions), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re Life & Health America, Inc. (“Swiss Re”), were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Reinsurance assumed	$12	$8	$1
Reinsurance ceded	(952)	(831)	(612)

Net reinsurance premiums and fees	$(940)	$(823)	$(611)

Reinsurance recoveries netted against benefits	$1,037	$927	$647

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance in order to limit our exposure to mortality losses and enhance our capital management.

Under our reinsurance program, we reinsure approximately 45% to 50% of the mortality risk on newly issued non-term life insurance contracts and approximately 40% to 45% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for corporate owned life insurance is $2 million for each type of insurance. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. As of December 31, 2007, the reserves associated with these reinsurance arrangements totaled $1.3 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity reinsurance transactions. Swiss Re represents our largest reinsurance exposure. Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations. As we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.3 billion as of December 31, 2007. Swiss Re has funded a trust, with a balance of $1.8 billion as of December 31, 2007, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives as of December 31, 2007, included $2.1 billion and $0.2 billion, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as a deferred gain in the liability section of our Consolidated Balance Sheets in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. During 2007, 2006 and 2005 we amortized $55 million, $50 million and $50 million, after-tax, respectively, of deferred gain on the sale of the reinsurance operation.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2007, may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under SFAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. We would not transfer any cash to Swiss Re as a result of these developments.

In the second quarter of 2007, we recognized increased reserves on the business sold and recognized a deferred gain that is being amortized into income at the rate that earnings are expected to emerge within a 15 year period. This adjustment resulted in a non-cash charge of $13 million, after-tax, to increase reserves, which was partially offset by a cumulative “catch-up” adjustment to the deferred gain amortization of $5 million, after-tax, for a total decrease to net income of $8 million. The impact of the accounting for reserve adjustments related to this reinsurance treaty is excluded from our definition of income from operations.

9. Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2007
	Balance At Beginning- of-Year	Purchase Accounting Adjustments	Dispositions	Foreign Currency Translation Adjustment	Balance At End- of- Year
Individual Markets:
Life Insurance	$2,181	$20	$—	$—	$2,201
Annuities	1,032	14	—	—	1,046
Employer Markets:
Retirement Products	20	—	—	—	20
Group Protection	281	(7)	—	—	274
Investment Management	262	—	(15)	—	247
Lincoln UK	17	—	—	—	17
Other Operations	344	(5)	—	—	339

Total goodwill	$4,137	$22	$(15)	$—	$4,144

	For the Year Ended December 31, 2006
	Balance At Beginning- of-Year	Purchase Accounting Adjustments	Dispositions	Foreign Currency Translation Adjustment	Balance At End- of-Year
Individual Markets:
Life Insurance	$855	$1,326	$—	$—	$2,181
Annuities	44	988	—	—	1,032
Employer Markets:
Retirement Products	20	—	—	—	20
Group Protection	—	281	—	—	281
Investment Management	261	1	—	—	262
Lincoln UK	14	—	—	3	17
Other Operations	—	344	—	—	344

Total goodwill	$1,194	$2,940	$—	$3	$4,137

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Individual Markets – Life Insurance:
Sales force	$100	$7	$100	$3
Employer Markets – Retirement Products:
Mutual fund contract rights (1)	3	—	—	—
Investment Management:
Client lists	92	90	92	85
Other (1)	3	—	2	—
Other Operations:
FCC licenses (1)	384	—	384	—
Other	4	3	4	2

Total	$586	$100	$582	$90

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2007 was as follows:

2008	$6
2009	4
2010	4
2011	4
2012	4
Thereafter	74

Total	$96

See Note 3 for goodwill and specifically identifiable intangible assets included within discontinued operations.

10. Separate Accounts and Guaranteed Benefit Features

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GMDB, GMWB and GIB features. The GMDB features include those where we contractually guarantee to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”), (b) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary (“anniversary contract value”).

Information in the event of death on the GMDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	For the Years Ended December 31,
	2007	2006
Return of Net Deposits
Separate account value	$44,833	$38,306
Net amount at risk (1)	93	65
Average attained age of contract holders	55 years	54 years
Minimum Return
Separate account value	$355	$405
Net amount at risk (1)	25	34
Average attained age of contract holders	68 years	67 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Separate account value	$25,537	$22,487
Net amount at risk (1)	359	193
Average attained age of contract holders	64 years	64 years

(1)	Represents the amount of death benefit in excess of the current account balance at the balance sheet date.

The determination of GMDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following summarizes the balances of and changes in the liabilities for GMDB (in millions), which were recorded in future contract benefits on our Consolidated Balance Sheets:

	For the Years Ended December 31,

	2007	2006
Balance at beginning-of-year	$23	$15
Cumulative effect of adoption of SOP 05-1	(4)	—
Changes in reserves	25	14
Benefits paid	(6)	(6)

Balance at end-of-year	$38	$23

The changes to the benefit reserves amounts above are reflected in benefits on our Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included losses of $2 million and $5 million for GMDB in 2007 and 2006, respectively. We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. The hedging strategy is designed so that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GMDB contracts subject to the hedging strategy. While we actively manage our hedge positions, these hedge positions may not be totally effective to offset changes in the reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2007	2006
Asset Type
Domestic equity	$44,982	$39,260
International equity	8,076	5,905
Bonds	8,034	6,399
Money market	6,545	5,594

Total	$67,637	$57,158

Percent of total variable annuity separate account values	97%	87%

11. Other Contract Holder Funds

Details of other contract holder funds (in millions) were as follows:

	As of December 31,
	2007	2006
Account values and other contract holder funds	$58,155	$57,373
Deferred front-end loads	1,183	977
Contract holder dividends payable	524	531
Premium deposit funds	140	162
Undistributed earnings on participating business	95	102

Total other contract holder funds	$60,097	$59,145

12. Short-Term and Long-Term Debt

We have issued various types of long-term debt. Of the long-term debt issued, unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, ranks highest in priority, followed by junior subordinated debentures and capital securities.

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2007	2006
Short-Term Debt
Commercial paper (1)	$265	$—
Current maturities of long-term debt	285	346
Junior subordinated debentures issued to affiliated trusts:
Jefferson-Pilot Capital Trust A – 8.14% Series A, due 2046 (2)	—	208
Jefferson-Pilot Capital Trust B – 8.285% Series B, due 2046 (2)	—	104

Total short-term debt	$550	$658

Long-Term Debt, Excluding Current Portion (3)
Senior notes:
6.5% notes, due 2008	$—	$100
LIBOR + 11 bps notes, due 2009	500	500
LIBOR + 8 bps notes, due 2010	250	—
6.2% notes, due 2011	250	250
EXtendible Liquidity Securities® (4)	15	200
5.65% notes, due 2012	299	—
4.75% notes, due 2014	288	285
4.75% notes, due 2014	199	199
7% notes, due 2018	200	200
6.15% notes, due 2036	497	497
6.3% notes, due 2037	394	—

Total senior notes	2,892	2,231

Junior subordinated debentures issued to affiliated trusts:
Lincoln Capital VI – 6.75% Series F, due 2052	155	155

Total junior subordinated debentures issued to affiliated trusts	155	155

Capital securities:
6.75%, due 2066	275	275
7%, due 2066	797	797
6.05%, due 2067	499	—

Total capital securities	1,571	1,072

Total long-term debt	$4,618	$3,458

(1)	The weighted-average interest rate of commercial paper was 5.19% and 4.99% as of December 31, 2007 and 2006, respectively.
(2)	These debt securities were issued by Jefferson-Pilot prior to the merger and were redeemed in the first quarter of 2007.
(3)	Amounts include unamortized premiums and discounts and the fair value of any associated fair value hedges on our long-term debt.
(4)

$100 million of the EXtendible Liquidity Securities® (“EXLs”) matured in August 2007. Each quarter the holders must make an election to extend the maturity of the remaining EXLs for 13 months, otherwise they become due and payable on the next maturity date to which they have been previously extended. In October 2007, the holders of $185 million EXLs did not elect to extend the maturity date and these EXLs will mature in August 2008. The remaining $15 million EXLs have an elected maturity date of November 2008 and are subject to periodic extension through 2011. The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. The spread was 8 basis points and 6.435 basis points as of December 31, 2007 and 2006, respectively.

Future principal payments due on long-term debt (in millions) as of December 31, 2007 were as follows:

2008	$285
2009	500
2010	250
2011	265
2012	300
Thereafter	3,305

Total	$4,905

Junior Subordinated Debentures Issued to Affiliated Trusts

We also have access to capital from junior subordinated debentures issued to affiliated trusts. As discussed in Note 1, these trusts are VIEs and are not required to be consolidated. These trusts were formed solely for the purpose of issuing Trust Preferred Securities and lending the proceeds to us. We own the common securities of these trusts and the only assets of the trusts are the junior subordinated debentures issued by us. Distributions are paid by the trusts to the preferred security holders on a quarterly basis and the principal obligations of the trusts are irrevocably guaranteed by us. Upon liquidation of the trusts, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. We reserve the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions; and 2) defer the interest payments due on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debenture.

Commercial Paper, Revolving Credit Facilities and Letters of Credit

Short-term debt programs (in millions) were as follows:

	Expiration	Maximum available as of December 31,		Debt/loans outstanding as of December 31,
	Date	2007	2006	2007	2006
Commercial paper	N/A	$1,000	$1,000	$265	$—
Revolving credit facilities:
Five-year revolving credit facility	Mar-11	1,750	1,600	—	—
Five-year revolving credit facility	Feb-11	1,350	1,000	—	—
U.K. revolving credit facility (1)	Nov-08	20	20	—	—
Bridge revolving credit facility (2)	Dec-06	—	2,300	—	—

Total		$4,120	$5,920	$265	$—

Letters of credit issued				$1,794	$1,245

(1)	The U.K. facility provides for a maximum credit of 10 million pounds sterling. The maximum available above was based on the current U.S. exchange rates as of December 31, 2007 and 2006.
(2)	The bridge facility provided borrowings for our merger with Jefferson-Pilot.

The revolving credit facilities allow for borrowing or issuances of letters of credit (“LOCs”). Since commitments associated with LOCs may expire unused, these amounts do not necessarily reflect our future cash funding requirements, however the issuance of LOCs reduces the availability of funds from the credit facilities. These LOCs support our reinsurance needs and specific treaties associated with our reinsurance business acquired by Swiss Re in 2001. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business. The LOCs allow the cedents to take credit for reinsured reserves on their statutory balance sheets. Under the revolving credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of December 31, 2007, we were in compliance with all such covenants.

LNL is actively exploring strategies to lessen the burden of increased AXXX statutory reserves associated with its universal life lapse protection rider (“LPR”) product. On October 9, 2007, we issued $375 million aggregate principal amount of our 6.30%

Senior Notes due October 9, 2037. We contributed the net proceeds of approximately $370 million from the offering to a new wholly-owned insurance subsidiary. This new subsidiary was created for the purpose of reinsuring the policy liabilities of our existing insurance affiliates, primarily related to statutory reserves on universal life products with secondary guarantees. These reserves are calculated under prevailing statutory reserving requirements as promulgated under AXXX. The transaction released approximately $300 million of capital previously supporting our universal life products with secondary guarantees. Our future strategies may include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, this business is reinsured with a non-U.S. domiciled subsidiary. As of December 31, 2007, approximately $1.2 billion of the outstanding LOCs under the credit facilities were supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR product.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, and trust preferred securities of our affiliated trusts.

13. Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Federal and state regulators continue to focus on issues relating to fixed and variable insurance products, including, but not limited to, suitability, replacements and sales to seniors. Like others in the industry, we have received inquiries including requests for information regarding sales to seniors from the Financial Industry Regulation Authority. We are in the process of responding to these inquiries. We continue to cooperate fully with such authority.

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

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005. The plaintiffs are seeking substantial compensatory and punitive damages. The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment and conspiracy in connection with Delaware Investment Advisers’ hiring of a portfolio management team from the plaintiffs. We and the individual defendants dispute the allegations and are vigorously defending these actions.

United Kingdom Selling Practices

Various selling practices of the Lincoln UK operation have come under scrutiny by the U.K. regulators. These include the sale and administration of mortgage endowment products.

During 2005, there was aggressive marketing by companies seeking to pursue claims on behalf of individual contract holders prior to the expiration of time limits for making a complaint. Based upon our evaluation of this trend in 2005, we increased the reserve for selling practice matters by $7 million, after-tax. During 2007, we increased our reserve by $1 million, after-tax, due to remedial work that we carried out following the Financial Services Authority (“FSA”) review of our complaints handling process late in 2006. We also increased our reserves in 2007 by $6 million, after-tax, due to discussion with the Financial Ombudsman Service over our policy concerning the time limitation on the filing of mis-selling complaints.

In July 2006, we negotiated a memorandum of understanding with certain of our liability carriers, from whom we received a reimbursement during the third quarter of 2006 of $26 million for certain losses incurred in connection with certain U.K. selling practices. The reimbursement was included in net income during the third quarter of 2006 in Other Operations. We continue to pursue claims with other liability carriers, and we cannot reasonably predict either the timing or the amount of any future reimbursements.

As of December 31, 2007 and 2006, the aggregate liability associated with Lincoln UK selling practices was $13 million and $7 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with U.K. selling practice matters. Any changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially affect our consolidated financial position.

Lincoln UK Outsourcing Agreement

Lincoln UK agreed to outsource its customer and contract administration functions to the Capita Group Plc (“Capita”) on August 1, 2002. The contract was originally for a term of 10 years. During 2003, this agreement was converted to an evergreen contract. The annual cost is based on a per-contract charge plus an amount for other services provided. The total costs over the next 10 years of the contract are estimated to be $243 million and annual costs over the next five years are estimated to decline from $32 million to $25 million. The amounts quoted are estimates, as the actual cost will depend on the number of policies in-force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation and in July 2005 issued a consultation paper outlining their intention to amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita. In December 2005, U.K. authorities postponed their decision to implement legislation after the European Union announced a comprehensive review of VAT on financial services. The Commission Working Party has now published a working paper which provides the basis of the regulation which it intends to finalize and lay before the European Council. As drafted, the regulation exempts from VAT specific and essential insurance contracts, such as our outsourcing agreement with Capita. Future changes in the application of VAT to Lincoln UK’s outsourcing arrangement with Capita could impact the segment’s results, although we believe that any future change would not materially affect our consolidated financial position.

In return for agreeing to outsource its customer and contract administration functions to Capita, the agreement with Capita included payments that we could receive upon the achievement of certain contingencies. In 2005, we reached an agreement to settle in full the residual contingent payments under this arrangement, resulting in a gain of $9 million, after-tax.

Commitments

Leases

Certain of our subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each. The agreements also provide us with the right of first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements. We also have the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods. In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019. We retain our right and option to exercise the remaining four extended terms of 5 years each in accordance with the lease agreement. In 2007, we exercised the right and option to extend the Hartford lease for one extended term such that the lease shall expire in 2013. During 2007 we moved our corporate headquarters to Radnor Pennsylvania from Philadelphia and entered into a new 13-year lease for office space.

Total rental expense on operating leases for the years ended December 31, 2007, 2006 and 2005 was $65 million, $68 million and $65 million, respectively. Future minimum rental commitments (in millions) as of December 31, 2007 were as follows:

2008	$60
2009	46
2010	34
2011	30
2012	23
Thereafter	94

Total	$287

Information Technology Commitment

In February 1998, we signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. In February 2004, we completed renegotiations and extended the contract through February 2010. Annual costs are dependent on usage but are expected to be approximately $9 million.

Football Stadium Naming Rights Commitment

In 2002, we entered into an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, we agreed to pay $140 million over a 20-year period through annual payments to the Eagles, which average approximately $7 million per year. The total amount includes a maximum annual increase related to the Consumer Price Index (“CPI”). This future commitment has not been recorded as a liability in our Consolidated Balance Sheets as it is being accounted for in a manner consistent with the accounting for operating leases under SFAS No. 13, “Accounting for Leases.”

Media Commitments

Lincoln Financial Media has future commitments of approximately $36 million through 2012 and $1 million thereafter, primarily related to employment contracts and rating service contracts.

Vulnerability from Concentrations

As of December 31, 2007, we did not have a concentration of: 1) business transactions with a particular customer or lender; 2) sources of supply of labor or services used in the business; or 3) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity product offered in our Individual Markets – Annuities segment is significant to this segment. The American Legacy Variable Annuity product accounted for 46%, 48% and 48% of Individual Markets – Annuities variable annuity product deposits in 2007, 2006 and 2005, respectively and represented approximately 66%, 67% and 67% of our total Individual Markets – Annuities variable annuity product account values as of December 31, 2007, 2006 and 2005. In addition, fund choices for certain of our other variable annuity products offered in our Individual Markets – Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds. For the Individual Markets – Annuities segment, AFIS funds accounted for 55%, 58% and 57% of variable annuity product deposits in 2007, 2006 and 2005 respectively and represented 75% of the segment’s total variable annuity product account values as of December 31, 2007, 2006 and 2005, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments net of estimated future premium tax deductions.

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of $2 million and $3 million as of December 31, 2007 and 2006, respectively, whose contractual amounts represent credit exposure. Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

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

14. Stockholders’ Equity and Shares

Stockholders’ Equity

Our common and Series A preferred stocks are without par value.

All of the issued and outstanding Series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of Series A preferred stock, subject to adjustment for certain events. The Series A preferred stock is redeemable at our option at $80 per share plus accrued and unpaid dividends. Outstanding Series A preferred stock has full voting rights, subject to adjustment if we are in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of Series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the consolidated financial statement balance for the Series A preferred stock was $1 million as of December 31, 2007.

During 2007, 2006 and 2005, we purchased and retired 15 million, 17 million and 2 million shares, respectively, of our common stock at an aggregate cost of $989 million, $1 billion and $104 million, respectively.

For information about restrictions on subsidiary dividends, see Note 18.

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Series A Preferred Stock
Balance at beginning-of-year	12,706	15,515	16,912
Conversion into common stock	(746)	(2,809)	(1,397)

Balance at end-of-year	11,960	12,706	15,515

Common Stock
Balance at beginning-of-year	275,752,668	173,768,078	173,557,730
Issued for acquisition	—	112,301,906	—
Conversion of Series A preferred stock	11,936	44,944	22,352
Stock compensation/issued for benefit plans	3,849,497	6,515,230	2,518,996
Retirement of common stock/cancellation of shares	(15,380,798)	(16,877,490)	(2,331,000)

Balance at end-of-year	264,233,303	275,752,668	173,768,078

Common stock at end-of-year:
Assuming conversion of preferred stock	264,424,663	275,955,964	174,016,318
Diluted basis	266,186,641	280,188,447	176,932,188

EPS

The income used in the calculation of our diluted EPS is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of $2 million for 2007 and less than $1 million for 2006 and 2005.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from discontinued operations per share was as follows:

	For the Years Ended December 31,
	2007	2006	2005
Weighted-average shares, as used in basic calculation	270,298,843	252,363,042	173,069,552
Shares to cover conversion of preferred stock	197,140	229,113	259,451
Shares to cover non-vested stock	566,419	1,291,868	1,307,145
Average stock options outstanding during the period	12,826,598	14,557,403	6,659,456
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(11,101,999)	(13,313,108)	(6,341,673)
Shares repurchaseable from measured but unrecognized stock option expense	(203,730)	(249,885)	(112,312)
Average deferred compensation shares	1,322,231	1,290,833	1,302,624

Weighted-average shares, as used in diluted calculation	273,905,502	256,169,266	176,144,243

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above. Participants in our deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2007	2006	2005
Unrealized Gains on Available-for-Sale Securities
Balance at beginning-of-year	$493	$497	$823
Other comprehensive income (loss):
Unrealized holding losses arising during the year	(899)	(126)	(805)
Change in DAC, VOBA and other contract holder funds	172	24	270
Income tax benefit	255	39	195
Change in foreign currency exchange rate adjustment	(22)	51	(1)
Less:
Reclassification adjustment for gains (losses) included in net income	(163)	28	29
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	29	(41)	(52)
Income tax benefit	47	5	8

Balance at end-of-year	$86	$493	$497

Unrealized Gains on Derivative Instruments
Balance at beginning-of-year	$39	$7	$14
Other comprehensive income (loss):
Unrealized holding gains arising during the year	29	26	6
Change in DAC, VOBA and other contract holder funds	(6)	1	(7)
Income tax (expense) benefit	15	2	(6)
Change in foreign currency exchange rate adjustment	(30)	4	—
Less:
Reclassification adjustment for gains (losses) included in net income	(11)	2	(1)
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	1	—	1
Income tax (expense) benefit	4	(1)	—

Balance at end-of-year	$53	$39	$7

Foreign Currency Translation Adjustment
Balance at beginning-of-year	$165	$83	$154
Other comprehensive income (loss):
Foreign currency translation adjustment arising during the year	15	126	(109)
Income tax (expense) benefit	(5)	(44)	38

Balance at end-of-year	$175	$165	$83

Minimum Pension Liability Adjustment
Balance at beginning-of-year	$—	$(60)	$(61)
Other comprehensive income (loss):
Adjustment arising during the year	—	—	1
Adjustment for adoption of SFAS 158, net of tax	—	60	—

Balance at end-of-year	$—	$—	$(60)

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	$(84)	$—	$—
Other comprehensive income (loss):
Adjustment arising during the year	(8)	—	—
Income tax benefit	3	—	—
Adjustment for adoption of SFAS 158, net of tax	—	(84)	—

Balance at end-of-year	$(89)	$(84)	$—

15. Underwriting, Acquisition, Insurance, Restructuring and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Commissions	$2,169	$1,625	$914
General and administrative expenses	1,757	1,579	1,361
DAC and VOBA deferrals and interest, net of amortization	(1,029)	(687)	(397)
Other intangibles amortization	10	12	8
Communications expenses	56	41	—
Taxes, licenses and fees	218	178	95
Merger-related expenses	103	42	—

Total	$3,284	$2,790	$1,981

All restructuring charges are included in underwriting, acquisition, insurance and other expenses primarily within Other Operations on our Consolidated Statements of Income in the year incurred and are reflected within merger-related expenses in the table above.

2006 Restructuring Plan

Upon completion of the merger with Jefferson-Pilot, we implemented a restructuring plan relating to the integration of our legacy operations with those of Jefferson-Pilot. The realignment will enhance productivity, efficiency and scalability while positioning us for future growth.

Details underlying reserves for restructuring charges (in millions) were as follows:

Total
Restructuring reserve as of December 31, 2006	$8

Amounts incurred in 2007
Employee severance and termination benefits	7
Other	15

Total 2007 restructuring charges	22
Amounts expended in 2007	(27)

Restructuring reserve as of December 31, 2007	$3

Additional amounts expended in 2007 that do not qualify as restructuring charges	$79
Total expected costs	215
Expected completion date: 4th Quarter 2009

The total expected costs include both restructuring charges and additional expenses that do not qualify as restructuring charges that are associated with the integration activities. In addition, involuntary employee termination benefits were recorded in goodwill as part of the purchase price allocation, see Note 3. Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities in the purchase price allocation. In the first quarter of 2007, an additional $8 million was recorded to goodwill and other liabilities as part of the final adjustment to the purchase price allocation related to employee severance and termination benefits.

16. Employee Benefit Plans

U.S. Pension and Other Postretirement Benefit Plans

We maintain funded defined benefit pension plans for most of our U.S. employees and, prior to January 1, 1995, most full-time agents. All benefits accruing under the defined benefit plan for agents were frozen as of December 31, 1994. On May 1, 2007, we announced plans to change the retirement benefits provided to employees, including the “freeze” or cessation of benefit accruals under our primary traditional defined benefit pension plans. The freeze became effective December 31, 2007. This prospective change in benefits will not impact any of the pension retirement benefits that were accrued up through December 31, 2007. This change resulted in an immediate recognition of a one-time curtailment gain of $9 million.

Effective January 1, 2002, the employees’ pension plan was converted to a cash balance formula. Eligible employees retiring before 2012 will have their benefits, which were frozen effective December 31, 2007, calculated under both the old final average pay formula and the cash balance formula and will receive the greater of the two calculations. Employees retiring in 2012 or after will receive their frozen benefit under the cash balance formula. Benefits under the cash balance formula will continue to accrue interest credits. Benefits under the final average pay formula are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. Under the cash balance formula, employees have guaranteed account balances that earn annual benefit credits and interest credits each year. Annual benefit credits are based on years of service and base salary plus bonus.

As a result of our merger with Jefferson-Pilot, we maintain funded defined benefit pension plans for the former U.S. employees and agents of Jefferson-Pilot. Eligible retiring employees receive benefits based on years of service and final average earnings. The plans were funded through group annuity contracts with LNL. The assets of the plans were those of the related contracts, and were primarily held in separate accounts of LNL. During the fourth quarter of 2007, the group annuity contracts were liquidated. The assets were moved to a tax-exempt trust and are invested as described in the Plan Assets section below.

The plans are funded by contributions to tax-exempt trusts. Our funding policy is consistent with the funding requirements of Federal law and regulations. Contributions were intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Effective January 1, 2005, we amended the employees’ pension plan to include 100% of eligible bonus amounts as compensation under the cash balance formula only.

During 2006 and 2007, we sponsored three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents: the Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates (the “ESC”), the Jefferson-Pilot Executive Special Supplemental Benefit Plan (the “ESSB”) and supplemental retirement plans, a salary continuation plan and supplemental executive retirement plans. As a result of our merger with Jefferson-Pilot, we also sponsored an unfunded, nonqualified supplemental retirement plan for certain former employees of Jefferson-Pilot. The supplemental retirement plans provided defined benefit pension benefits in excess of limits imposed by Federal tax law.

The ESC and ESSB were terminated effective December 31, 2007. The accrued benefits under the ESC and the ESSB on that date were converted to actuarial equivalent lump sum amounts and credited to special opening accounts (the “ESC Opening Balance Account” and the “ESSB Opening Balance Account”) in the Lincoln National Corporation Deferred Compensation & Supplemental/Excess Retirement Plan (the “DC SERP”), which was formerly known as The Lincoln National Corporation Executive Deferred Compensation Plan for Employees. In both cases, the accrued benefits were calculated as if our executives had received a distribution at age 62, reduced under the relevant age 62 early retirement reduction factors provided under each plan (as if the executive had remained employed until age 62). These plan terminations resulted in an immediate recognition of a $14 million expense.

The supplemental executive retirement plan provided defined pension benefits for certain executives who became our employees as a result of the acquisition of a block of individual life insurance and annuity business from CIGNA Corporation (“CIGNA”). Effective January 1, 2000, this plan was amended to freeze benefits payable under this plan and a second supplemental executive retirement plan was established for this same group of executives. The benefits payable to these executives under this plan will not be less than they would have been under their pre-acquisition plan. The benefit is based on an average compensation figure that is not less than the minimum three-year average compensation figure in effect for these executives as of December 31, 1999. Any benefits payable from this plan are reduced by benefits payable from our employees’ defined benefit pension plan.

We also sponsor unfunded plans that provide postretirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for us for 10 years and attained age 55 (age 60 for agents). Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Effective April 1, 2004, the employees’ postretirement plan was amended to provide that employees and agents not attaining age 50 by that date will not be eligible to receive life insurance benefits when they retire. Life insurance benefits for retirees are noncontributory for employees and agents that attained the age of 50 by April 1, 2004 and meet the eligibility requirements at the time they retire; however, these participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents’ postretirement plan was amended to require agents retiring on or after that date to pay the full medical and dental premium costs. Beginning January 1, 2002, our employees’ postretirement plan was amended to require employees not yet age 50 with five years of service by the end of 2001 to pay the full medical and dental premium cost when they retire. Effective January 1, 2008, the postretirement plan providing benefits to former employees of Jefferson-Pilot was amended such that only employees attaining age 55 and having 10 years of service by December 31, 2007 who retire on or after age 60 with 15 years of service will be eligible to receive life insurance benefits when they retire. This amendment to the plan resulted in the immediate recognition at the end of 2007 of a one-time curtailment gain of $1 million.

Non-U.S. Pension Plan

The employees of our primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary.

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our defined benefit plan asset activity and defined benefit plan obligations subsequent to the adoption of SFAS 158 was as follows:

	As of and for the Years Ended December 31,
	2007	2006	2007	2006	2007	2006
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
Change in Plan Assets
Fair value at beginning-of-year	$1,017	$561	$339	$294	$28	$—
Actual return on plan assets	59	99	6	16	2	1
Company contributions	10	5	1	1	14	14
Benefits paid	(74)	(52)	(14)	(13)	(15)	(14)
Medicare Part D subsidy	—	—	—	—	1	1
Purchase accounting adjustments	—	404	—	—	—	26
Foreign exchange translation	—	—	6	41	—	—

Fair value at end-of-year	1,012	1,017	338	339	30	28

Change in Benefit Obligation
Balance at beginning-of-year	1,046	612	361	315	152	110
Service cost	33	32	2	2	3	3
Interest cost	59	53	18	16	8	8
Plan participants' contributions	—	—	—	—	5	5
Amendments	—	—	—	—	(8)	—
Curtailments	(2)	(1)	—	—	—	—
Settlements	(12)	—	—	—	—	—
Special termination benefits	—	2	—	—	—	—
Actuarial (gains) losses	16	(23)	(20)	(3)	(19)	(11)
Benefits paid	(74)	(52)	(14)	(13)	(15)	(14)
Medicare Part D subsidy	—	—	—	—	1	1
Purchase accounting adjustments	(36)	423	—	—	—	50
Foreign exchange translation	—	—	6	44	—	—

Balance at end-of-year	1,030	1,046	353	361	127	152

Funded status of the plans	$(18)	$(29)	$(15)	$(22)	$(97)	$(124)

Amounts Recognized on the Consolidated Balance Sheets
Other assets	$82	$85	$—	$—	$—	$—
Other liabilities	(100)	(114)	(15)	(22)	(97)	(124)

Net amount recognized	$(18)	$(29)	$(15)	$(22)	$(97)	$(124)

Amounts Recognized in Accumulated OCI, Net of Tax
Net (gain) loss	$52	$30	$54	$60	$(13)	$(2)
Prior service credit	—	(4)	—	—	(4)	—

Net amount recognized	$52	$26	$54	$60	$(17)	$(2)

Weighted-Average Assumptions
Weighted-average discount rate	6.08%	5.94%	6.00%	5.10%	6.00%	5.87%
Expected return on plan assets	8.00%	8.00%	6.40%	5.90%	6.50%	0.00%
Rate of Increase in Compensation
Salary continuation plan	4.00%	4.00%	0.00%	0.00%	0.00%	0.00%
All other plans	4.00%	4.03%	4.40%	4.10%	4.00%	4.00%

We use December 31 as the measurement date for our pension and postretirement plans.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target plan allocations. We reevaluate this assumption at an interim date each plan year. For 2008, our expected return on plan assets for the U.S. pension plan will be 8%. The calculation of the accumulated post-retirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 12% for 2007. It further assumes the rate will gradually decrease to 5% by 2017 and remain at that level in future periods. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point increase and decrease in assumed health care cost trend rates would have an immaterial effect on accumulated postretirement benefit obligations and total service and interest cost components.

Information for our pension plans with accumulated benefit obligations in excess of plan assets (in millions) was as follows:

	As of December 31,
	2007	2006
U.S. Plan
Accumulated benefit obligation	$101	$104
Projected benefit obligation	101	114
Fair value of plan assets (1)	—	—

Non-U.S. Plan
Accumulated benefit obligation	$349	$358
Projected benefit obligation	353	361
Fair value of plan assets	338	339

(1)	The U.S. plan is unfunded.

Components of Net Periodic Benefit Cost

The components of net defined benefit pension plan and postretirement benefit plan expense (in millions) were as follows:

	For the Years Ended December 31,
	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
U.S. Plans
Service cost	$33	$32	$19	$3	$3	$2
Interest cost	59	53	34	8	8	6
Expected return on plan assets	(79)	(66)	(44)	(2)	(1)	—
Amortization of prior service cost	—	(2)	(1)	—	—	—
Recognized net actuarial (gain) loss	1	4	2	(2)	1	1
Recognized actuarial (gain) loss due to curtailments	(7)	1	—	—	—	—
Recognized actuarial gain due to settlements	(13)	—	—	—	—	—
Recognized actuarial loss due to special termination benefits	—	2	—	—	—	—

Net periodic benefit expense (recovery)	$(6)	$24	$10	$7	$11	$9

Non-U.S. Plans
Service cost	$2	$2	$1
Interest cost	18	16	15
Expected return on plan assets	(20)	(17)	(13)
Amortization of prior service cost	—	—	1
Recognized net actuarial loss	4	4	3

Net periodic benefit expense	$4	$5	$7

Over the next fiscal year, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial (gains) losses is $2 million for our pension benefit plan and $(2) million for our postretirement benefit plan.

We maintain a defined contribution plan for our U.S. financial planners and advisors (“agents”). Contributions to this plan are based on a percentage of the agents’ annual compensation as defined in the plan. Effective January 1, 1998, we assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees.

Contributions to this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Contributions to this plan are in lieu of any contributions to the qualified agent defined contribution plan. Effective January 1, 2000, this plan was expanded to include certain highly compensated LNC agents. The combined expenses for these plans were $4 million, $3 million and $3 million for the years ended December 31, 2007, 2006 and 2005, respectively. These expenses reflect both our contribution as well as changes in the measurement of our liabilities under these plans.

Plan Assets

Our pension plan asset allocations by asset category (in millions) based on estimated fair values were as follows:

	As of December 31,
	2007	2006
U.S. Plans
Equity securities	52%	66%
Fixed income securities.	48%	32%
Cash and cash equivalents	0%	2%

Total	100%	100%

Non-U.S. Plans
Equity securities	29%	34%
Fixed income securities	69%	64%
Cash and cash equivalents	2%	2%

Total	100%	100%

The primary investment objective of our U.S. defined benefit pension plan is for capital appreciation with an emphasis on avoiding undue risk. Investments can be made using the following asset classes: domestic and international equity, fixed income securities, real estate and other asset classes the investment managers deem prudent. Three- and five-year time horizons are utilized as there are inevitably short-run fluctuations, which will cause variations in investment performance.

Each managed fund is expected to rank in the upper 50% of similar funds over the three-year periods and above an appropriate index over five-year periods. Managers are monitored for adherence to guidelines, changes in material factors and legal or regulatory actions. Managers not meeting these criteria will be subject to additional due diligence review, corrective action or possible termination. The following short-term ranges have been established for weightings in the various asset categories:

	Weighting Range
	Target	Range
Domestic large cap equity	35%	30%-40%
International equity	15%	10%-20%
Fixed income	50%	45%-55%
Cash equivalents	0%	0%-5%

Within the broad ranges provided above, we currently target asset weightings as follows: domestic equity allocations (35%) are split into large cap growth (15%), large cap value (15%) and small cap (5%). Fixed Income allocations are weighted between core fixed income and long term bonds to track changes in the plan’s liability duration. The performance of the plan and the managed funds are monitored on a quarterly basis relative to the plan’s objectives. The performance of the managed fund is measured against the following indices: Russell 1000, Europe, Australia and Far East, Lehman Aggregate and Citigroup 90-day T-Bill. We review this investment policy on an annual basis.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the plan target allocations. We reevaluate this assumption at an interim date each plan year.

Prior to 2007 our plan assets were principally managed by our Investment Management segment. During 2007, the management of the equity portion of our plan assets was transferred to third-party managers. Our Investment Management segment continues to manage the plan’s fixed income securities, which comprise approximately 50% of plan assets.

Plan Cash Flows

We do not expect to make a contribution to our qualified U.S. defined benefit pension plans in 2008. We expect to fund approximately the following amounts (in millions) for benefit payments for our unfunded non-qualified U.S. defined benefit plans, qualified non-U.S. defined benefit pension plans and U.S. post-retirement benefit plans:

	Pension Plans			U.S. Postretirement Plans
	Qualified U.S. Defined Benefit Pension Plans	Non-Qualified U.S. Defined Benefit Pension Plans	Qualified non-U.S. Defined Benefit Pension Plans	Reflecting Medicare Part D Subsidy	Medicare Part D Subsidy	Not Reflecting Medicare Part D Subsidy
2008	$68	$7	$15	$9	$(2)	$11
2009	67	7	15	9	(2)	11
2010	65	8	16	10	(2)	12
2011	66	8	17	10	(2)	12
2012	70	9	17	9	(3)	12
Thereafter	346	53	96	55	(17)	72

401(k), Money Purchase and Profit Sharing Plans

We also sponsor contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and defined contribution money purchase plans for eligible employees of Delaware Management Holdings, Inc. (“Delaware Investments”) and eligible agents of the former Jefferson-Pilot. Our contribution to both the employees’ and the agents’ 401(k) plans, excluding the former Jefferson-Pilot agents, is equal to 50% of each participant’s pre-tax contribution, not to exceed 6% of eligible compensation, and is invested as directed by the participant. As of April 3, 2006, our contributions to the employees’ 401(k) plan on behalf of the former Jefferson-Pilot employees were the same as the contribution provided to eligible Lincoln participants. Our contributions to the agents’ 401(k) Plan on behalf of the former Jefferson-Pilot agents is equal to 10% of each participant’s pre-tax contributions, not to exceed 6% of eligible compensation. An additional discretionary contribution of up to 100% may be made with respect to a participant’s pre-tax contribution (up to 6% of base pay plus cash bonus). The amount of discretionary contribution varies according to whether we have met certain performance-based criteria as determined by the Compensation Committee of our Board of Directors.

On May 1, 2007, simultaneous with our announcement of the freeze of our primary defined benefit pension plans, we announced a number of enhancements to our employees’ 401(k) plan effective January 1, 2008. For all participants except employees of Delaware Investments and all of its direct or indirect subsidiaries, a number of new features will apply: 1) an increase in the basic employer match from $0.50 per each $1.00 that a participant contributes each pay period, up to 6% of eligible compensation, to $1.00 per each $1.00 that a participant contributes each pay period, up to 6% of eligible compensation (the 50% match will become a 100% match); 2) a guaranteed “core” employer contribution of 4% of eligible compensation per pay period which will be made regardless of whether the eligible employee elects to defer salary into the Plan; and 3) certain eligible employees will also qualify for a “transition” employer contribution between 0.2% and 8.0% of eligible compensation per pay. Eligibility to receive the additional transition employer contributions will be based on a combination of age and years of service, with a minimum 10-year service requirement for legacy LNC employees and a minimum 5-year service requirement for former Jefferson-Pilot employees. Eligibility for transition employer contributions will be determined based on age and service on December 31, 2007 (i.e., participants will not “grow” into transition credits thereafter). Transition employer contributions will cease on December 31, 2017. The discretionary employer match feature will be eliminated effective January 1, 2008.

Effective January 1, 2008, Delaware has its own 401(k) plan, the Delaware Investments Employees’ Savings and 401(k) Plan (“Delaware 401(k) plan”). The Delaware 401(k) plan is identical to the LNC 401(k) plan prior to the amendments described in the immediately preceding paragraph.

Our contribution to Delaware Investments’ defined contribution money purchase plan is equal to 7.5% per annum of each participant’s eligible compensation. For any plan year, eligible compensation is defined as 100% of an eligible participant’s base salary, plus bonus. The amount of bonus is capped such that only 50% of the bonus amounts over $100,000 are considered eligible compensation. Eligible compensation for both the 401(k) and money purchase plans is subject to various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.

The Jefferson-Pilot Life Insurance Company Agents’ Retirement Plan is a money purchase plan for eligible agents that provides for an employer contribution equal to 5% of a participant’s eligible compensation.

Expense for the 401(k) and profit sharing plans was $41 million, $45 million and $39 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Deferred Compensation Plans

We sponsor the DC SERP for certain U.S. employees and deferred compensation plans for certain agents. Plan participants may elect to defer payment of a portion of their compensation as defined by the plans. Plan participants may select from a menu of “phantom” investment options (identical to those offered under our qualified savings plans) used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals when participants exceed applicable limits of the Internal Revenue Code. The amount of our contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans was $28 million, $21 million and $17 million for the years ended December 31, 2007, 2006 and 2005, respectively. These expenses reflect both our employer matching contributions of $12 million, $11 million and $7 million, respectively, as well as increases in the measurement of our liabilities net of the total return swap, described in Note 5, under these plans of $16 million, $10 million and $9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In 2004, we established a deferred compensation plan for non-employee directors. The plan allows directors to defer a portion of their annual retainers into the plan and, in addition, we credit deferred stock units annually. The menu of “phantom” investment options is identical to those offered to the employees and agents. The liability associated with this plan was $6 million and $9 million as of December 31, 2007 and 2006, respectively.

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

As a result of our merger with Jefferson-Pilot, we also sponsor a deferred compensation plan for former agents of Jefferson-Pilot. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plan. Plan participants may select from a menu of “phantom” investment options used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of the plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. We do not make matching contributions to this plan and our stock is not an investment option of the plan.

We also sponsor a deferred compensation plan for certain former agents of Jefferson-Pilot that participate in the Jefferson-Pilot Life Insurance Company Agents’ Retirement Plan. The Plan provides for company contributions equal to 5% of eligible compensation for earnings in excess of the limits imposed by the Federal government.

In 2005, the Company established an additional deferred compensation plan for certain employees of Delaware Investments. Pursuant to the terms of separate employment agreements, the Company makes payments to a rabbi trust totaling $15 million over a three year period. Payments to the rabbi trust are invested in one or more available investments at the direction of the participant. Participants in the plan vest on the third anniversary of their date of hire. Expense for the plan totaled $6 million, $5 million and $4 million for the years ended December 31, 2007, 2006 and 2005 respectively.

The total liabilities associated with the employee and agent plans were $410 million (of which $134 million is funded by an investment on our Consolidated Balance Sheets) and $359 million (of which $133 million is funded by an investment on our Consolidated Balance Sheets) as of December 31, 2007 and 2006, respectively.

17. Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, stock incentive awards, SARS, restricted stock awards, performance shares (performance-vested shares as opposed to time-vested shares) and deferred stock units – also referred to as “restricted stock units.” LNC’s wholly-owned subsidiary, DIUS, has a separate incentive compensation plan. We have a policy of issuing new shares to satisfy option exercises.

Total compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2007	2006	2005
Stock options	$18	$14	$3
Shares	9	25	25
Cash awards	1	4	4
DIUS stock options	10	10	16
SARs	5	(1)	2
Restricted stock	11	4	1

Total stock-based incentive compensation expense	$54	$56	$51

Recognized tax benefit	$19	$20	$18

Total unrecognized compensation expense (in millions) for all of our stock-based incentive compensation plans in the years after the adoption of SFAS 123(R) was as follows:

	For the Years Ended December 31,
	2007		2006
	Expense	Weighted Average Period	Expense	Weighted Average Period
Stock options	$11	1.7	$12	1.9
Shares	6	1.7	11	1.5
DIUS stock options	15	2.3	35	3.1
DIUS restricted stock	24	4.0	—	—
SARs	4	3.3	6	3.4
Restricted stock	24	1.6	12	2.0

Total unrecognized stock-based incentive compensation expense	$84		$76

Outstanding options to acquire Jefferson-Pilot common stock that existed immediately prior to the date of the merger remain subject to their original terms and conditions, except that each of these stock options is now or will be exercisable for LNC common stock equal to the number of shares of Jefferson-Pilot common stock originally subject to such option multiplied by 1.0906 (rounded down to the nearest whole share), with the exercise price determined by dividing the exercise price of the Jefferson-Pilot options by 1.0906 (rounded up to the sixth decimal place). All Jefferson-Pilot employee and director stock options outstanding as of December 31, 2005 vested and became exercisable upon the closing of the merger. Grants of Jefferson-Pilot stock options in February 2006 did not vest upon closing and will generally continue to vest in one-third annual increments. Jefferson-Pilot stock options held by its non-employee agents did not become fully vested and exercisable in connection with the merger, but will continue to vest in accordance with the applicable option agreement.

In the second quarter of 2006, a performance period from 2006 – 2008 was approved by the Compensation Committee. Participants in the 2006 – 2008 performance period (which was slightly less than three full calendar years) received one-half of their target award in 10-year LNC stock options, with the remainder of the target award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over a three-year period. Vesting is “time-vesting,” based solely on meeting service conditions. Depending on actual performance during this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award.

In the first quarter of 2007, a performance period from 2007 – 2009 was approved for our executive officers by the Compensation Committee. Executive officers participating in the 2007 – 2009 performance period received one-half of their award in 10-year LNC or DIUS stock options, with the remainder of the award in a combination of performance shares and cash. LNC stock options granted for this performance period vest ratably over the three-year period; DIUS stock options vest ratably over a four-year period and were granted only to employees of Delaware Management Holdings, Inc. and its subsidiaries. All LNC and DIUS options granted during this period vest solely based on meeting service conditions. Depending on performance results for this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award. Under the 2007 long-term incentive compensation program, a total of 942,932 LNC stock options were granted, 12,237 DIUS stock options were granted and 126,879 LNC performance shares were awarded.

For the three-year performance period 2005-2007, the performance measures and goals used to determine the ultimate number of performance shares granted (and cash paid) were established at the beginning of the performance period. Depending on the performance results, the actual number of shares granted and cash paid could have ranged from zero to 200% of the target award. Options were granted at target at the beginning of the cycle, but vested based on performance. Performance over target resulted in the grant of shares of LNC common stock – not more options. Actual performance under target resulted in the forfeiture (not vesting) of target options. Certain Jefferson-Pilot executives were brought into the 2005 – 2007 performance cycle on a pro-rata basis.

During the year ended December 31, 2007, we also granted our financial planners and advisors stock options. These stock options are five-year options with some vesting based on the advisors’ future performance and others vesting upon grants based on past performance.

Expense calculations for performance vesting stock options, shares and cash awards that were granted during the years ended December 31, 2007, 2006 and 2005 were based upon the estimated fair value at date of grant or award and an estimate of performance achievement over the three-year performance measurement periods. The estimated cost for each award cycle is expensed over the performance period. As the three-year performance periods progress, we refine our estimate of the expense associated with these awards so that by the end of the three-year performance period, our cumulative expense reflects the actual level of awards that vest.

Beginning in November 2006, stock options were granted with an exercise price equal to the closing market price of our stock on the grant date. Stock options awarded under the stock option incentive plans in effect prior to November 2006 were granted with an exercise price equal to the average of the high and low market price of our stock on the day prior to the grant. Unless cancelled earlier due to certain terminations of employment, our stock options expire 10 years from the date of grant. Such options are generally transferable only upon death unless otherwise permitted by the Compensation Committee of our Board of Directors. Options granted prior to 2003 became exercisable in increments of 25% on each anniversary of grant date over a four-year period. Options granted beginning in April 2006 become exercisable in increments of 33 and 1/3% on each anniversary of grant date over a three-year period. A “reload option” feature was added on May 14, 1997, but has not been included in options granted after 2002. Reload options, like all of our options, expire 10 years from the date of grant. In most cases, persons exercising a reload option using shares of stock have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options have an exercise price equal to the market value of our stock at the date of the reload award with the same expiration date as the original options. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25% or if the reload option expires within 2 years, in which case the options become exercisable one month prior to expiration without restriction.

The option price assumptions used for our stock option incentive plans were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Dividend yield	2.2%	2.7%	3.1%
Expected volatility	17.6%	23.1%	26.5%
Risk-free interest rate	3.9%-5.1%	4.3%-5.0%	3.6%-4.5%
Expected life (in years)	5.1	4.2	4.1
Weighted-average fair value per option granted (1)	$12.28	$11.02	$9.25

(1)	Determined using a Black-Scholes options valuation methodology.

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

Information with respect to our incentive plans involving stock options with performance conditions was as follows (aggregate intrinsic value shown in millions):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	1,322,168	$46.74
Granted – original	158,526	66.36
Exercised (includes shares tendered)	(219,425)	45.73
Forfeited or expired	(75,986)	48.89

Outstanding as of December 31, 2007	1,185,283	$49.42	4.93	$10

Vested or expected to vest as of December 31, 2007 (1)	1,136,089	$49.39	5.03	$10

Exercisable as of December 31, 2007	670,561	$48.15	4.28	$7

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $1 million, $5 million and $3 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $13 million and $6 million, respectively. There were no options with performance conditions exercised during 2005 as no performance period had been completed.

Information with respect to our incentive plans involving stock options with service conditions was as follows (aggregate intrinsic value shown in millions):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	13,214,974	$44.79
Granted – original	1,279,469	69.00
Granted – reloads	146,994	69.04
Exercised (includes shares tendered)	(2,952,433)	42.53
Forfeited or expired	(241,545)	59.41

Outstanding as of December 31, 2007	11,447,459	$48.35	5.22	$113

Vested or expected to vest as of December 31, 2007 (1)	11,306,603	$48.16	5.18	$114

Exercisable as of December 31, 2007	9,517,170	$45.52	4.57	$121

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $17 million, $9 million and $6 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $78 million, $104 million and $36 million, respectively.

Information with respect to our performance shares was as follows:

	Shares	Weighted- Average Grant-Date Fair Market Value
Non-vested as of December 31, 2006	982,194	$47.45
Granted	126,879	70.42
Vested (1)	(540,887)	47.43
Forfeited	(56,762)	60.77

Non-vested as of December 31, 2007	511,424	51.69

(1)	Shares vested as of December 31, 2006, but were not issued until the second quarter of 2007.

DIUS Incentive Compensation Plan

The option price assumptions used for the DIUS Incentive Compensation Plan were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Dividend yield	1.1%	1.0%	2.6%
Expected volatility	32.0%	32.3%	45.0%
Risk-free interest rate	4.5%	4.5%	3.9%
Expected life (in years)	4.1	4.1	4.6
Weighted-average fair value per option granted (1)	$61.03	$60.55	$48.84

(1)	Determined using a Black-Scholes options valuation methodology.

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

As of December 31, 2007, DIUS had 10,025,311 shares of common stock outstanding. Information with respect to the DIUS Incentive Compensation Plan involving stock options was as follows (aggregate intrinsic value shown in millions):

	Shares	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	1,225,296	$143.42
Granted – original (2)	346,737	201.92
Exercised (includes shares tendered)	(74,237)	130.96
Forfeited or expired	(455,252)	154.57

Outstanding as of December 31, 2007	1,042,544	$158.90	6.8	$40

Vested or expected to vest as of December 31, 2007 (3)	988,391	$158.01	6.7	$39

Exercisable as of December 31, 2007	611,443	$146.35	5.9	$31

(1)

The exercise prices reflect a decrease of $7.57 from the amended and restated DIUS Incentive Compensation Plan in 2007 as a result of business changes primarily related to the realignment of advisory functions.

(2)	Granted – original for 2007 includes a grant of 334,500 options approved on November 8, 2006 because the grant’s exercise price was determined based on the December 31, 2007 valuation price.
(3)	Includes estimated forfeitures.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $5 million, $6 million and $3 million, respectively. The amount of cash received and the tax benefit realized from stock option exercises under this plan during the year ended December 31, 2007, was $9 million and $2 million, respectively, compared to $15 million and $2 million for the year ended December 31, 2006 and $14 million and $1 million for the year ended December 31, 2005.

The value of DIUS shares is determined using a market transaction approach based on profit margin, assets under management and revenues. Prior to 2008, the valuation was performed by a third-party appraiser, in general, semi-annually with valuations approved by our chief accounting officer and reviewed by the Compensation Committee. Beginning in 2008, the valuation will be performed at least quarterly. The last valuation was performed as of December 31, 2007, however, the valuation has not been finalized as of the date of the filing of this 10-K. The last completed valuation was completed as of November 1, 2007, with a value of $195.98 per share. The value of outstanding shares exercised under this plan and the intrinsic value of vested and partially vested options and restricted stock units was $40 million and $51 million as of December 31, 2007 and 2006, respectively, and was included in other liabilities on our Consolidated Balance Sheets.

In addition to the DIUS stock options discussed above, we awarded DIUS restricted stock units under the DIUS Incentive Compensation Plan, subject to a four-year ratable vesting period. Information with respect to DIUS restricted stock units was as follows:

	Units	Weighted- Average Grant Date Fair Market Value
Outstanding as of December 31, 2006	—	$—
Granted – original	142,217	195.98
Units settled for stock	—	—
Forfeited or expired	—	—

Outstanding as of December 31, 2007	142,217	$195.98

Vested or expected to vest as of December 31, 2007 (1)	120,884	$195.98

(1)	Includes estimated forfeitures.

Stock Appreciation Rights

Under our Incentive Compensation Plan, we issue SARs to certain planners and advisors who have full-time contracts with us. The SARs under this program are rights on our stock that are cash settled and become exercisable in increments of 25% over the four-year period following the SARs grant date. SARs are granted with an exercise price equal to the fair market value of our stock at the date of grant and, unless cancelled earlier due to certain terminations of employment, expire five years from the date of grant. Generally, such SARs are transferable only upon death.

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We have hedged a portion of this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. The mark-to-market gains (losses) recognized through net income on the call options on LNC stock for the years ended December 31, 2007, 2006 and 2005 were $(3) million, $10 million and $3 million, respectively. The SARs liability as of December 31, 2007 and 2006 was $6 million and $11 million, respectively.

The option price assumptions used for our SARs plan were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Dividend yield	2.3%	2.8%	3.3%
Expected volatility	23.2%	23.0%	24.0%
Risk-free interest rate	5.0%	5.3%	4.8%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$16.59	$11.06	$9.06

Expected volatility is measured based on the historical volatility of the LNC stock price. The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SARs plan was as follows (aggregate intrinsic value shown in millions):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	738,179	$46.69
Granted – original	187,750	67.47
Exercised (includes shares tendered)	(280,136)	45.38
Forfeited or expired	(25,346)	53.56

Outstanding as of December 31, 2007	620,447	$53.28	2.75	$3

Vested or expected to vest as of December 31, 2007 (1)	609,014	$52.97	2.69	$3

Exercisable as of December 31, 2007	181,103	$42.74	1.55	$3

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2007, 2006 and 2005 was $7 million, $6 million and $5 million, respectively.

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (non-vested stock) under the incentive compensation plan, generally subject to a three-year vesting period. Information with respect to our restricted stock was as follows:

	Shares	Weighted- Average Grant-Date Fair Market Value
Non-vested as of December 31, 2006	328,385	$53.82
Granted	404,889	65.97
Vested	(80,434)	52.63

Non-vested as of December 31, 2007	652,840	$61.50

18. Statutory Information and Restrictions

The Company’s domestic life insurance subsidiaries prepare financial statements on the basis of statutory accounting principles (“SAP”) prescribed or permitted by the insurance departments of their states of domicile. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. SAP differs from GAAP primarily due to charging policy acquisition costs to expense as incurred instead of deferring them to the extent recoverable and amortizing them as described in Note 1 above, establishing future contract benefit liabilities using different actuarial assumptions and valuing investments on a different basis. Statutory net income for our domestic life insurance subsidiaries was $1.0 billion, $382 million and $544 million for 2007, 2006 and 2005, respectively. The increase in statutory net income from 2006 to 2007 was driven primarily by two factors. The first factor was the release of statutory reserves as a result of the merger of several of our insurance subsidiaries as described below. The second factor was an internal transfer of ownership of one of our insurance subsidiaries referenced below that resulted in the recognition of a realized gain for the cumulative unrealized gain of the former parent’s investment in this entity at the date of the transfer. Statutory capital and surplus for our domestic life insurance subsidiaries was $5.2 billion and $4.9 billion as of December 31, 2007 and 2006, respectively. LNL, the Company’s largest life insurance subsidiary, is domiciled in Indiana. The state of Indiana has adopted certain prescribed accounting practices that differ from those found in NAIC SAP. LNL calculates reserves on universal life policies based on the Indiana universal life method, which caused statutory surplus to be higher than NAIC statutory surplus by $246 million and $227 million as of December 31, 2007 and 2006, respectively. LNL is also permitted by Indiana to use a more conservative valuation interest rate on certain annuities, which caused statutory surplus to be lower than NAIC statutory surplus by $14 million and $14 million as of December 31, 2007 and 2006, respectively. A new statutory reserving standard Actuarial Guideline VACARVM (“VACARVM”) is being developed by the NAIC with an expected effective date of December 31, 2008. This standard could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. For example, under Indiana laws and regulations, our Indiana insurance subsidiaries, including one of our major insurance subsidiaries, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Our Jefferson-Pilot Life Insurance Company subsidiary, domiciled in North Carolina, and our Jefferson Pilot Financial Insurance Company subsidiary, domiciled in Nebraska, were merged with and into LNL, our Indiana domiciled subsidiary in April and July 2007, respectively. Our Jefferson Pilot LifeAmerica Insurance Company subsidiary was redomiciled from New Jersey to New York, and our New York domiciled company subsidiary, Lincoln Life & Annuity Company of New York, was subsequently merged with and into it in April 2007. The merged company retains the name Lincoln Life & Annuity Company of New York (“LLANY”). LLANY is a wholly owned subsidiary of LNL. LLANY is subject to similar, but not identical, regulatory restrictions with regard to the transfer of funds and payment of dividends as our Indiana domiciled subsidiaries. Ownership of our other Indiana domiciled subsidiary, First Penn Pacific Life Insurance Company, was transferred by extraordinary dividend payment from LNL to LNC.

Our domestic life insurance subsidiaries paid dividends of $144 million and $569 million to the ultimate parent during 2007 and 2006, respectively, which did not require prior approval of the Commissioners. In addition, the domestic life insurance companies paid dividends of $1,067 million which were paid after approval was received from the Commissioner. Based upon anticipated on-

going positive statutory earnings and favorable credit markets, we expect our domestic life insurance subsidiaries could pay dividends of approximately $957 million in 2008 without prior approval from the respective state commissioners.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon authorized insurers. These include higher reserves than those required by Indiana. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the NAIC. If New York requires us to maintain a higher level of capital to remain an accredited reinsurer in New York, LNL’s ability to pay dividends to us could be constrained. However, we do not expect that LNL’s ability to pay dividends during 2008 will be constrained as a result of our status in New York.

The Company also has insurance subsidiaries in the U.K., which are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. Lincoln UK paid dividends of $75 million and $85 million to LNC during 2007 and 2006, respectively.

19. Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

Fixed Maturity and Equity Securities

Fair values for fixed maturity securities are based upon quoted market prices, where available. The fair value of private placements are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality and maturity of the investments. For securities that are not actively traded and are not private placements, fair values are estimated using values obtained from independent pricing services.

The fair values for equity securities are based on quoted market prices.

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, quality of tenancy, borrower and payment record. Fair values for impaired mortgage loans are based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s market price; or 3) the fair value of the collateral if the loan is collateral dependent.

Derivative Instruments

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

Other Investments and Cash and Invested Cash

The carrying value of our assets classified as other investments and cash and invested cash on our Consolidated Balance Sheets approximates their fair value. Other investments include limited partnership and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Future contract benefits and other contract holder funds on our Consolidated Balance Sheets include account values of investment contracts and certain guaranteed interest contracts. The fair values for the investment contracts are based on their approximate surrender values. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.

The remainder of other contract holder funds that do not fit the definition of “investment type insurance contracts” are considered insurance contracts. Fair value disclosures are not required for these insurance contracts, nor have we determined the fair value of such contracts.

Short-term and Long-term Debt

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

Guarantees

Our guarantees relate to mortgage loan pass-through certificates. Based on historical performance where repurchases have been negligible and the current status of the debt, none of the loans are delinquent and the fair value liability for the guarantees related to mortgage loan pass-through certificates is insignificant.

Investment Commitments

Fair values for commitments to make investments in fixed maturity securities (primarily private placements), limited partnerships, mortgage loans on real estate and real estate are based on the difference between the value of the committed investments as of the date of the accompanying Consolidated Balance Sheets and the commitment date. These estimates take into account changes in interest rates, the counterparties’ credit standing and the remaining terms of the commitments.

Separate Accounts

We report assets held in separate accounts at fair value. The related liabilities are reported at an amount equivalent to the separate account assets.

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Available-for-sale securities:
Fixed maturities	$56,276	$56,276	$55,853	$55,853
Equity	518	518	701	701
Trading securities	2,730	2,730	3,036	3,036
Mortgage loans on real estate	7,423	7,602	7,384	7,570
Derivative instruments	807	807	415	415
Other investments	1,075	1,075	881	881
Cash and invested cash	1,665	1,665	1,622	1,622
Liabilities
Other contract holder funds:
Account value of certain investment contracts	(22,503)	(21,819)	(22,846)	(22,126)
Remaining guaranteed interest and similar contracts	(619)	(619)	(668)	(668)
Embedded derivative instruments – living benefits (liabilities) contra liabilities	(229)	(229)	52	52
Reinsurance related derivative liability	(220)	(220)	(229)	(229)
Short-term debt	(550)	(550)	(658)	(658)
Long-term debt	(4,618)	(4,511)	(3,458)	(3,561)
Off-Balance-Sheet
Guarantees	—	(2)	—	(3)
Investment commitments	—	—	—	(2)

20. Segment Information

We provide products and services in four operating businesses: 1) Individual Markets, 2) Employer Markets, 3) Investment Management and 4) Lincoln UK, and report results through six business segments. We also have Other Operations which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. The following is a brief description of these segments and Other Operations.

Individual Markets

The Individual Markets business provides its products through two segments: Annuities and Life Insurance. The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Annuities segment also offers broker-dealer services through our wholly-owned subsidiaries. The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a universal life insurance policy linked with riders that provide for long-term care costs) and both single and survivorship versions of universal life and variable universal life.

Employer Markets

The Employer Markets business provides its products through two segments: Retirement Products and Group Protection. The Retirement Products segment includes two major lines of business: Defined Contribution and Executive Benefits. The Defined Contribution business provides employer-sponsored fixed and variable annuities and mutual fund-based programs in the 401(k), 403(b) and 457 plan marketplaces through a wide range of intermediaries including advisors, consultants, brokers, banks, wirehouses, third-party administrators and individual planners. The Executive Benefits business offers corporate-owned universal and variable universal life insurance and bank-owned universal and variable universal life insurance to small to mid-sized banks and mid to large-sized corporations, mostly through executive benefit brokers. The Group Protection segment offers group term life, disability and dental insurance to employers.

Investment Management

The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, sub-advised funds and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations and endowment funds.

Lincoln UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the U.K. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products including retirement income solutions. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders.

Other Operations

Other Operations includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses), our investments in San Diego, Denver, Atlanta and Miami radio stations, which are the remaining radio stations from our former Lincoln Financial Media segment (see Note 3) and the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re. Other Operations also includes the eliminations of intercompany transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to the Individual Markets and Employer Markets businesses.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Operating revenues are GAAP revenues excluding net realized gains and losses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance, initial impact of the adoption of changes in accounting principles and income (loss) from discontinued operations. Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2007	2006	2005
Revenues
Operating revenues:
Individual Markets:
Annuities	$2,600	$2,161	$1,422
Life Insurance	3,921	3,256	1,911

Total Individual Markets	6,521	5,417	3,333

Employer Markets:
Retirement Products	1,441	1,360	1,175
Group Protection	1,500	1,032	—

Total Employer Markets	2,941	2,392	1,175

Investment Management (1)	590	564	475
Lincoln UK (2)	370	308	318
Other Operations	281	283	175
Realized loss (3)	(118)	(3)	(3)
Amortization of deferred gain on indemnity reinsurance related to reserve developments	9	1	2

Total revenues	$10,594	$8,962	$5,475

(1)

Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $87 million, $97 million and $99 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Revenues from our Lincoln UK segment represent our revenues from a foreign country.
(3)	See Note 4 for the pre-tax detail of the realized loss.

	For the Years Ended December 31,
	2007	2006	2005
Net Income
Operating income:
Individual Markets:
Annuities	$448	$409	$252
Life Insurance	675	496	260

Total Individual Markets	1,123	905	512

Employer Markets:
Retirement Products	235	253	207
Group Protection	114	99	—

Total Employer Markets	349	352	207

Investment Management	76	55	17
Lincoln UK	46	39	43
Other Operations	(184)	(53)	54
Realized loss (1)	(82)	(1)	(2)
Early extinguishment of debt	—	(3)	—
Reserve development, net of related amortization on business sold through indemnity reinsurance	(7)	1	—

Income from continuing operations	1,321	1,295	831
Income (loss) from discontinued operations	(106)	21	—

Net income	$1,215	$1,316	$831

(1)	See Note 4 for the pre-tax detail of the realized loss.

	For the Years Ended December 31,
	2007	2006	2005
Net Investment Income
Individual Markets:
Annuities	$1,040	$1,039	$614
Life Insurance	1,856	1,511	909

Total Individual Markets	2,896	2,550	1,523

Employer Markets:
Retirement Products	1,100	1,055	898
Group Protection	115	80	—

Total Employer Markets	1,215	1,135	898

Lincoln UK	81	71	78
Other Operations	192	225	203

Total net investment income	$4,384	$3,981	$2,702

	For the Years Ended December 31,
	2007	2006	2005
Amortization of DAC and VOBA, Net of Interest
Individual Markets:
Annuities	$338	$316	$183
Life Insurance	495	437	258

Total Individual Markets	833	753	441

Employer Markets:
Retirement Products	112	84	63
Group Protection	31	16	—

Total Employer Markets	143	100	63

Lincoln UK	53	38	38
Other Operations	—	—	(1)

Total amortization of DAC and VOBA, net of interest	$1,029	$891	$541

	For the Years Ended December 31,
	2007	2006	2005
Federal Income Tax Expense (Benefit)
Individual Markets:
Annuities	$139	$95	$69
Life Insurance	345	249	127

Total Individual Markets	484	344	196

Employer Markets:
Retirement Products	96	96	80
Group Protection	61	53	—

Total Employer Markets	157	149	80

Investment Management	43	29	10
Lincoln UK	24	21	23
Other Operations	(116)	(56)	(65)
Realized loss	(35)	(2)	(1)
Loss on early retirement of debt	—	(2)	—
Amortization of deferred gain on indemnity reinsurance related to reserve developments	(4)	—	1

Total federal income tax expense	$553	$483	$244

		As of December 31,
		2007	2006
Assets
Individual Markets:
Annuities		$81,424	$70,842
Life Insurance		45,272	43,012

Total Individual Markets		126,696	113,854

Employer Markets:
Retirement Products		38,390	37,282
Group Protection		2,430	2,342

Total Employer Markets		40,820	39,624

Investment Management		629	590
Lincoln UK		11,167	11,089
Other Operations		12,123	13,338

Total assets		$191,435	$178,495

21. Supplemental Disclosures of Cash Flow Information The following summarizes our supplemental cash flow data (in millions):
	For the Years Ended December 31,
	2007	2006	2005
Interest paid	$268	$195	$90
Income taxes paid	177	320	105
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$86	$39,197	$—
Fair value of common stock issued and stock options recognized	(20)	(5,632)	—
Cash paid for common shares	(1)	(1,865)	—

Liabilities assumed	$65	$31,700	$—

Discontinued operations:
Assets disposed (includes cash and invested cash)	$(45)	$—	$—
Liabilities disposed	6	—	—
Cash received	42	—	—

Realized gain on disposal	3	—	—
Estimated gain on net assets held-for-sale	54	—	—

Gain on discontinued operations	$57	$—	$—

Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses	$25	$—	$14
Assets disposed (includes cash and invested cash)	(19)	—	—

Gain on sale of subsidiaries/businesses	$6	$—	$14

22. Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007
Total revenues	$2,628	$2,712	$2,647	$2,607
Total benefits and expenses	2,070	2,187	2,199	2,264
Income from continuing operations	388	370	323	240
Income (loss) from discontinued operations, net of federal income taxes	8	6	7	(127)
Net income	396	376	330	113
Earnings per common share – basic:
Income from continuing operations	1.41	1.37	1.20	0.91
Income (loss) from discontinued operations	0.03	0.02	0.02	(0.46)
Net income	1.44	1.39	1.22	0.45
Earnings per common share – diluted:
Income from continuing operations	1.39	1.35	1.18	0.90
Income (loss) from discontinued operations	0.03	0.02	0.03	(0.47)
Net income	1.42	1.37	1.21	0.43

2006
Total revenues	$1,422	$2,467	$2,455	$2,618
Total benefits and expenses	1,107	1,971	2,006	2,100
Income from continuing operations	221	344	357	373
Income from discontinued operations, net of federal income taxes	—	5	7	9
Net income	221	349	364	382
Earnings per common share – basic:
Income from continuing operations	1.27	1.23	1.28	1.35
Income from discontinued operations	—	0.02	0.03	0.03
Net income	1.27	1.25	1.31	1.38
Earnings per common share – diluted:
Income from continuing operations	1.24	1.22	1.26	1.33
Income from discontinued operations	—	0.01	0.03	0.04
Net income	1.24	1.23	1.29	1.37

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 130 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.” Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2007,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 –Election of Directors” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2008.

We have adopted a code of ethics, which we refer to as our Code of Conduct that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer, or controller and other persons performing similar functions. The Code of Conduct is posted on our Internet website (www.lincolnfinancial.com). LNC will provide to any person without charge, upon request, a copy of such code. Requests for the Code of Conduct should be directed to: Corporate Secretary, Lincoln National Corporation, 150 N. Radnor Chester Road, Suite A305, Radnor, PA 19087. We intend to disclose any amendment or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers on our website, www.lincolnfinancial.com.

Item 11.	Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2008.

The table below provides information as of December 31, 2007, regarding securities authorized for issuance under LNC’s equity compensation plans. See Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a brief description of our equity compensation plans.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	8,052,174	(2)	$35.87	7,876,293	(3)
Equity compensation plans not approved by shareholders	None		—	—

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of Jefferson Pilot Corporation as follows:

•

6,765,893 shares to be issued upon exercise of outstanding options as of December 31, 2007 under the Jefferson Pilot Corporation Long-Term Stock Incentive Plan with a weighted average exercise price of $44.95.

•

445,573 shares to be issued upon exercise of outstanding options as of December 31, 2007 under the Jefferson Pilot Corporation Non-Employee Directors Stock Option Plan with a weighted average exercise price of $42.73.

(2)	This amount includes the following:

•	4,503,383 outstanding options.

•

670,759 and 1,127,748 represent outstanding long-term incentive awards, based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents). The long-term incentive awards have not been earned as of December 31, 2007. The number of options and shares, if any, to be issued pursuant to such awards will be determined based upon our, and in some cases, our subsidiaries performance, over the applicable three-year performance period. Since payment of the awards depends upon performance and not on an exercise price, they are not included in the weighted-average exercise price calculation in column (b). The long-term incentive awards are all issued under our Amended and Restated Incentive Compensation Plan (“ICP”).

•	25,323 outstanding restricted stock units.

•	1,724,961 outstanding deferred stock units.

(3)

Includes up to 7,150,055 securities available for issuance in connection with restricted stock, restricted stock units, performance stock units, deferred stock, deferred stock unit awards under the ICP. Shares that may be issued in payment of awards, other than options and stock appreciation rights, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1. Also includes up to 498,890 securities available for issuance in connection with deferred stock units under the Deferred Compensation Plan for Non-Employee Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2008.

Item 14.	Principal Accountant Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Registered Independent Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

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

LINCOLN NATIONAL CORPORATION

Date: February 29, 2008	By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Dennis R. Glass	President, Chief Executive Officer and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Frederick J. Crawford	Senior Vice President and Chief Financial Officer
Frederick J. Crawford	(Principal Financial Officer)

/s/ Douglas N. Miller	Vice President and Chief Accounting Officer
Douglas N. Miller	(Principal Accounting Officer)

/s/ William J. Avery	Director
William J. Avery

/s/ J. Patrick Barrett	Director
J. Patrick Barrett

/s/ William H. Cunningham	Director
William H. Cunningham

/s/ George W. Henderson, III	Director
George W. Henderson, III

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ William Porter Payne	Director
William Porter Payne

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

Signature	Title

/s/ David A. Stonecipher	Director
David A. Stonecipher

/s/ Isaiah Tidwell	Director
Isaiah Tidwell

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is included in the consolidated financial statements, and therefore are omitted.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2007
Type of Investment	Cost	Fair Value	Carrying Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$205	$222	$222
States, municipalities and political subdivisions	151	153	153
Asset and mortgage-backed securities	10,658	10,605	10,605
Foreign governments	979	1,037	1,037
Public utilities	5,804	5,878	5,878
Convertibles and bonds with warrants attached	8	9	9
All other corporate bonds	38,161	38,261	38,261
Redeemable preferred stocks	103	111	111

Total available-for-sale fixed maturity securities	56,069	56,276	56,276
Available-For-Sale Equity Securities (1)
Common stocks:
Public utilities	—	1	1
Banks, trusts and insurance companies	412	381	381
Industrial, miscellaneous and all other	29	32	32
Nonredeemable preferred stocks	107	104	104

Total available-for-sale equity securities	548	518	518
Trading securities	2,511	2,730	2,730
Derivative instruments	663	807	807
Mortgage loans on real estate	7,423	7,602	7,423
Real estate	258		258
Policy loans	2,835		2,835
Other investments	1,075	1,075	1,075

Total investments	$71,382		$71,922

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

PARENT COMPANY ONLY

(in millions, except share data)

	As of December 31,
	2007	2006
ASSETS
Investments in subsidiaries (1)	$15,231	$14,600
Derivative instruments	68	—
Other investments	442	10
Cash and invested cash	271	132
Loans to subsidiaries (1)	1,640	1,332
Other assets	281	257

Total assets	$17,933	$16,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Dividends payable	$109	$109
Short-term debt	550	350
Long-term debt	4,772	2,873
Loans from subsidiaries (1)	327	695
Other liabilities	457	103

Total liabilities	6,215	4,130

Contingencies and Commitments

Stockholders' Equity
Series A preferred stock-10,000,000 shares authorized	—	1
Common stock-800,000,000 shares authorized	7,200	7,449
Retained earnings	4,293	4,138
Accumulated other comprehensive income
Net unrealized gain on available-for-sale securities	86	493
Net unrealized gain on derivative instruments	53	39
Foreign currency translation adjustment	175	165
Funded status of employee benefit plans	(89)	(84)

Total accumulated other comprehensive income	225	613

Total stockholders' equity	11,718	12,201

Total liabilities and stockholders' equity	$17,933	$16,331

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENTS OF INCOME

PARENT COMPANY ONLY

(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Revenues
Dividends from subsidiaries (1)	$1,613	$907	$306
Interest from subsidiaries (1)	102	87	81
Net investment income	21	19	9
Realized gain (loss) on investments	(49)	1	(1)
Other	14	(1)	1

Total revenues	1,701	1,013	396

Expenses
Operating and administrative	64	67	3
Interest - subsidiaries (1)	93	22	13
Interest - other	281	190	84

Total expenses	438	279	100

Income before federal income tax benefit, equity in income of subsidiaries, less dividends	1,263	734	296
Federal income tax benefit	126	91	9

Income before equity in income of subsidiaries, less dividends	1,389	825	305
Equity in income of subsidiaries, less dividends	(174)	491	526

Net income	$1,215	$1,316	$831

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

STATEMENTS OF CASH FLOW

PARENT COMPANY ONLY

(in millions)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net income	$1,215	$1,316	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries greater than distributions (1)	(318)	(491)	(526)
Realized (gain) loss on investments	49	(1)	1
Change in federal income tax accruals	(12)	67	(42)
Other	26	7	6

Net adjustments	(255)	(418)	(561)

Net cash provided by operating activities	960	898	270

Cash Flows from Investing Activities
Net sales (purchases) of investments	(1)	25	(5)
Purchases of derivatives	(26)	—	—
Proceeds received on stock monetization	170	—	—
Purchase of Jefferson-Pilot stock	—	(1,865)	—
Increase in investment in subsidiaries(1)	(325)	(68)	(14)
Cash acquired through affiliated mergers	16	—	—
Other	—	—	6

Net cash used in investing activities	(166)	(1,908)	(13)

Cash Flows from Financing Activities
Payment of long-term debt	(350)	(178)	(193)
Issuance of long-term debt	1,443	2,045	—
Net increase (decrease) in short-term debt	265	(120)	98
Net increase (decrease) in loans from subsidiaries (1)	(378)	433	22
Net (increase) decrease in loans to subsidiaries (1)	(308)	(47)	95
Common stock issued for benefit plans	91	167	92
Retirement of common stock	(989)	(1,002)	(104)
Dividends paid to stockholders	(429)	(385)	(255)

Net cash provided by (used in) financing activities	(655)	913	(245)

Net increase (decrease) in cash and invested cash	139	(97)	12
Cash and invested cash at beginning-of-year	132	229	217

Cash and invested cash at end-of-year	$271	$132	$229

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Segment	DAC and VOBA	Future Contract Benefits	Unearned Premiums (1)	Other Contract Holder Funds	Insurance Premiums
	As of or for the Years Ended December 31, 2007
Individual Markets:
Annuities	$2,477	$817	$—	$17,750	$118
Life Insurance	5,409	5,442	—	25,844	348

Total Individual Markets	7,886	6,259	—	43,594	466

Employer Markets:
Retirement Products	797	2,089	—	14,890	1
Group Protection	123	1,273	—	17	1,380

Total Employer Markets	920	3,362	—	14,907	1,381

Investment Management	—	—	—	—	—
Lincoln UK	772	1,147	—	403	95
Other Operations	2	4,782	—	1,193	3

Total	$9,580	$15,550	$—	$60,097	$1,945

	As of or for the Years Ended December 31, 2006
Individual Markets:
Annuities	$2,050	$438	$—	$18,230	$47
Life Insurance	4,659	5,641	—	23,738	321

Total Individual Markets	6,709	6,079	—	41,968	368

Employer Markets:
Retirement Products	763	1,778	—	15,008	5
Group Protection	138	1,183	—	17	949

Total Employer Markets	901	2,961	—	15,025	954

Investment Management	—	—	—	—	—
Lincoln UK	809	1,119	—	436	79
Other Operations	1	4,612	—	1,716	5

Total	$8,420	$14,771	$—	$59,145	$1,406

	As of or for the Years Ended December 31, 2005
Individual Markets:
Annuities	$1,328	$518	$—	$10,606	$37
Life Insurance	2,544	3,563	—	12,866	198

Total Individual Markets	3,872	4,081	—	23,472	235

Employer Markets:
Retirement Products	568	1,890	—	11,615	9
Group Protection	—	—	—	—	—

Total Employer Markets	568	1,890	—	11,615	9

Investment Management	—	—	—	—	—
Lincoln UK	743	1,023	—	395	63
Other Operations	(20)	4,709	—	110	1

Total	$5,163	$11,703	$—	$35,592	$308

(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – SUPPLEMENTATY INSURANCE INFORMATION (continued)

(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
Segment	Net Investment Income (2)	Benefits and Interest Credited	Amortization of DAC and VOBA	Other Operating Expenses (2)	Premiums Written
	For the Year Ended December 31, 2007
Individual Markets:
Annuities	$1,040	$987	$(436)	$1,462	$—
Life Insurance	1,856	2,091	(604)	1,415	—

Total Individual Markets	2,896	3,078	(1,040)	2,877	—

Employer Markets:
Retirement Products	1,100	753	(15)	371	—
Group Protection	115	999	(23)	349	—

Total Employer Markets	1,215	1,752	(38)	720	—

Investment Management	—	—	—	471	—
Lincoln UK	81	138	49	113	—
Other Operations	192	184	—	416	—

Total	$4,384	$5,152	$(1,029)	$4,597	$—

	For the Year Ended December 31, 2006
Individual Markets:
Annuities	$1,039	$789	$(296)	$1,166	$—
Life Insurance	1,511	1,769	(371)	1,113	—

Total Individual Markets	2,550	2,558	(667)	2,279	—

Employer Markets:
Retirement Products	1,055	680	(36)	365	—
Group Protection	80	663	(21)	238	—

Total Employer Markets	1,135	1,343	(57)	603	—

Investment Management	—	—	—	479	—
Lincoln UK	71	108	36	104	—
Other Operations	225	161	1	236	—

Total	$3,981	$4,170	$(687)	$3,701	$—

	For the Year Ended December 31, 2005
Individual Markets:
Annuities	$614	$487	$(259)	$873	$—
Life Insurance	909	1,021	(115)	618	—

Total Individual Markets	1,523	1,508	(374)	1,491	—

Employer Markets:
Retirement Products	897	574	(58)	372	—
Group Protection	—	—	—	—	—

Total Employer Markets	897	574	(58)	372	—

Investment Management	—	—	—	449	—
Lincoln UK	79	116	35	101	—
Other Operations	203	134	—	52	—

Total	$2,702	$2,332	$(397)	$2,465	$—

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – REINSURANCE

(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

	As of or for the Year Ended December 31, 2007
Individual life insurance in force	$744,500	$350,500	$3,700	$397,700	0.9%
Premiums:
Life insurance and annuities (1)	$5,171	$925	$12	$4,258	0.3%
Health insurance	968	27	—	941	—

Total	$6,139	$952	$12	$5,199

	As of or for the Year Ended December 31, 2006
Individual life insurance in force	$697,900	$333,800	$4,700	$368,800	1.3%
Premiums:
Life insurance and annuities (1)	$4,156	$810	$8	$3,354	0.2%
Health insurance	677	21	—	656	—

Total	$4,833	$831	$8	$4,010

	As of or for the Year Ended December 31, 2005
Individual life insurance in force	$338,500	$256,700	$600	$82,400	0.7%
Premiums:
Life insurance and annuities (1)	$2,665	$607	$1	$2,059	—
Health insurance	7	6	—	1	—

Total	$2,672	$613	$1	$2,060

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs Expenses (1)	Charged to Other Accounts- Describe	Deductions- Describe (2)	Balance at End of Period

	As of December 31, 2007
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$2	$—	$—	$(2)	$—
Included in other liabilities:
Investment guarantees	—	—	—	—	—

	As of December 31, 2006
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$9	$2	$—	$(9)	$2
Included in other liabilities:
Investment guarantees	—	—	—	—	—

	As of December 31, 2005
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$15	$2	$—	$(8)	$9
Included in other liabilities:
Investment guarantees	—	—	—	—	—

(1)	Excludes charges for the direct write-off of assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of October 9, 2005, among LNC, Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 to LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on October 11, 2005.

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated as of January 26, 2006 among LNC, Lincoln JP Holdings, L.P., Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 to LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on January 31, 2006.

2.3	Stock Purchase Agreement between Lincoln Financial Media Company and Raycom Holdings, LLC is filed herewith.***

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.

3.2	Amended and Restated Bylaws of LNC (effective July 6, 2007) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 11, 2007.

4.1	Indenture of LNC, dated as of January 15, 1987, between LNC and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 4(a) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1994.

4.2	First Supplemental Indenture, dated as of July 1, 1992, to Indenture dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.3	Indenture of LNC, dated as of September 15, 1994, between LNC and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4(c) to LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.4	First Supplemental Indenture, dated as of November 1, 2006, to Indenture dated as of September 15, 1994 is incorporated by reference to Exhibit 4.4 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

4.5	Junior Subordinated Indenture, dated as of May 1, 1996, between LNC and The Bank of New York Trust Company, N.A. (successor in interest to J.P. Morgan Trust Company and The First National Bank of Chicago) is incorporated by reference to Exhibit 4(j) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.6	First Supplemental Indenture, dated as of August 14, 1998, to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 1998.

4.7	Second Supplemental Junior Subordinated Indenture, dated April 20, 2006, to Junior Subordinated Indenture, dated as of May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.8	Third Supplemental Junior Subordinated Indenture dated May 17, 2006, to Junior Subordinated Indenture, dated as of May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.9	Fourth Supplemental Junior Subordinated Indenture, dated as of November 1, 2006, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

4.10	Fifth Supplemental Junior Subordinated Indenture, dated as of March 13, 2007, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.11	Indenture, dated as of November 21, 1995, between Jefferson-Pilot Corporation and U.S. National Bank Association (as successor in interest to Wachovia Bank, National Association), is incorporated by reference to Exhibit 4.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.12	Third Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.13	Fourth Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.14	Fifth Supplemental Indenture, dated as of April 3, 2006, to Indenture, dated as of November 21, 1995, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

4.15	Sixth Supplemental Indenture, dated as of March 1, 2007, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.

4.16	Form of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.17	Form of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.18	Form of 6.20% Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2001.

4.19	Form of 6.75% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.20	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.21	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 4, 2004.

4.22	Form of 7% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File NO. 1-6028) filed with the SEC on May 17, 2006.

4.23	Form of 6.75% Capital Securities due 2066 of Lincoln Financial Corporation is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.24	Form of Floating Rate Senior Note due April 6, 2009 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.25	Form of 6.15% Senior Note due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.26	Amended and Restated Trust Agreement dated September 11, 2003, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein is incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.27	Guarantee Agreement, dated September 11, 2003, between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee is incorporated by reference to Exhibit 4.4 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.28	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.29	Form of Floating Rate Senior Notes due 2010 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.30	Form of 5.65% Senior Notes due 2012 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 2007.

4.31	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.32	First Supplemental Indenture, dated as of April 3, 2006, among Lincoln JP Holdings, L.P. and JPMorgan Chase Bank, N.A., as trustee, to the Indenture, dated as of January 15, 1997, among Jefferson-Pilot and JPMorgan Chase Bank, N.A., as trustee, is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.1	2007 Executive Compensation Matters dated February 22, 2007 are incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.*

10.2	LNC Amended and Restated Incentive Compensation Plan (as amended and restated on May 10, 2007) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.*

10.3	Amendment Nos. 1 and 2 to the LNC Amended and Restated Incentive Compensation Plan is filed herewith.*

10.4	LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 5 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.*

10.5	Non-Qualified Stock Option Agreement for the LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.*

10.6	Retirement and Release Agreement, dated July 6, 2007, between Jon A. Boscia and LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 11, 2007.*

10.7	Description of Change in Compensation Arrangement in connection with promotion of Dennis R. Glass to CEO is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.8	2007 Non-Employee Director Fees (revised to include fee for non-Executive Chairman) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.9	Form of Restricted Stock Award Agreement (2007) is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.10	Amended and Restated LNC Supplemental Retirement Plan is filed herewith.*

10.11	The Salary Continuation Plan for Executives of LNC and Affiliates as amended and restated through August 1, 2000 is incorporated by reference to Exhibit 10(b) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.12	Description of resolution dated January 13, 2005 amending the Salary Continuation Plan for Executives of LNC and Affiliates, as amended and restated through August 1, 2000, is incorporated by reference to Exhibit 10(b) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.13	Amended and Restated Salary Continuation Plan for Executives of LNC and Affiliates is filed herewith.*

10.14	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.15	LNC Executive Deferred Compensation Plan for Employees (as last amended August 1, 2002) is incorporated by reference to Exhibit 10(f) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2002.*

10.16	Description of resolution dated January 13, 2005, amending the LNC Executive Deferred Compensation Plan for Employees, as amended and restated August 1, 2002, is incorporated by reference to Exhibit 10(a) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.17	LNC Deferred Compensation and Supplemental/Excess Retirement Plan is filed herewith.*

10.18	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.19	Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.20	Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.21	Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.22	Amendment and Restatement of the LNC Executive’s Severance Benefit Plan is incorporated by reference to Exhibit 10.12 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.*

10.23	LNC Executives’ Excess Compensation Pension Benefit Plan as last amended January 1, 1989, is incorporated by reference to Exhibit 10(h) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.24	First Amendment to LNC Executives’ Excess Compensation Pension Benefit Plan, effective December 22, 1999 is incorporated by reference to Exhibit 10(k) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.*

10.25	Description of resolution dated January 13, 2005 amending the LNC Executives’ Excess Compensation Pension Benefit Plan, incorporated by reference to Exhibit 10(c) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.26	Amended and Restated LNC Excess Retirement Plan is filed herewith.*

10.27	LNC Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004, is incorporated by reference to Exhibit 10 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2004.*

10.28	Form of Restricted Stock Unit Agreement under the Delaware Investments U.S., Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.29	Revised Framework for Long-Term performance awards under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.30	Form of LNC Restricted Stock Agreement is incorporated by reference to Exhibit 10(b) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.31	Form of LNC Stock Option Agreement is incorporated by reference to Exhibit 10(c) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.32	2005-2007 Form of Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(b) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.33	2005-2007 Long-Term Incentive Award Measures is incorporated by reference to Exhibit 10(t) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.34	Overview of 2006 long-term incentives for senior management committee members under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.35	2006-2008 Long-Term Incentive Award Measures under the LNC Amended and Restated Annual Incentive Compensation Plan and certain compensation information, is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.*

10.36	Form of Long-Term Incentive Award Agreement for senior management committee members (2006-2008 cycle) is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.37	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.38	Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension Benefit Plan incorporated by reference to Exhibit 10(d) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.39	Amended and Restated Delaware Investments U.S., Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 9, 2007.*

10.40	Non-qualified Stock Option Agreement Under the Delaware Investments U.S., Inc. Stock Option Plan is incorporated by reference to Exhibit 10(bb) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.41	LNC Non-Employee Director Compensation is incorporated by reference from Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 15, 2006.*

10.42	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.43	Form of nonqualified LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.44	Employment Agreement of Dennis R. Glass, dated December 6, 2003, is incorporated by reference to Exhibit 10(ii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2003.*

10.45	Amendment No. 1 to Employment Agreement of Dennis R. Glass, dated March 23, 2005, is incorporated by reference to Exhibit 10.1 of Jefferson-Pilot’s Form 10-Q (File No. 1-5955) for the quarter ended September 30, 2005.*

10.46	Amendment No. 2 to Employment Agreement of Dennis R. Glass, dated April 2, 2007, is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2007.*

10.47	Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.48	Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.49	Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.50	Jefferson Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Exhibit 10(vi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1999.*

10.51	Jefferson Pilot Corporation Executive Special Supplemental Benefit Plan, which now operates under the Supplemental Benefit Plan, is incorporated by reference to Exhibit 10(viii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1994.*

10.52	Amendment No. 1 to the Jefferson Pilot Corporation Supplemental Benefit Plan is filed herewith.*

10.53	Amended and Restated Executive Special Supplemental Benefit under the terms of the Jefferson Pilot Corporation Supplemental Benefit Plan is filed herewith.*

10.54	Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.55	1999 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(ix) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1999.*

10.56	2005 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2005.*

10.57	Jefferson Pilot Corporation Separation Pay Plan, adopted February 12, 2006, is incorporated by reference to Exhibit 10(viii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2005.*

10.58	Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.59	Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.60	Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended in March 2006 is incorporated by reference to Exhibit 10.14 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.61	Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.62	First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.63	Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.64	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc., offices located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.65	First Amendment to Lease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.

10.66	Sublease and Agreement dated December 10, 1999 between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.67	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.68	Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the Commission upon request.

10.69	Confirmation Agreement, dated November 3, 2006, relating to LNC’s accelerated stock repurchase program with Lehman Brothers Finance, S.A. is incorporated by reference to exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 1, 2006.**

10.70	Confirmation Agreement, dated August 11, 2006, relating to LNC’s accelerated stock repurchase program with Lehman Brothers Finance S.A. is incorporated by reference to exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2006.**

10.71	Master Confirmation Agreement and related Supplemental Confirmation, dated April 3, 2006, and Trade Notification, dated April 10, 2006, relating to LNC’s accelerated stock repurchase with Goldman, Sachs & Co., is incorporated by reference to Exhibit 10.23 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.**

10.72	Fifth Amended and Restated Credit Agreement, dated as of March 10, 2006, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Wachovia Capital Markets LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as syndication agent, Citibank, N.A., HSBC Bank USA, N.A. and The Bank of New York, as documentation agents, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 15, 2006.

10.73	Credit Agreement, dated as of February 8, 2006, among LNC, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

10.74	Master Confirmation Agreement and related Supplemental Confirmation, dated March 14, 2007, and Trade Notification, dated March 16, 2007, relating to LNC’s Accelerated Stock Repurchase with Citibank, N.A. is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.**

10.75	Form of LNC Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(d) to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10.76	Letter Agreement between Theresa M. Stone and LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) field with the SEC on June 5, 2006.

12	Historical Ratio of Earnings to Fixed Charges.

21	Subsidiaries List

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement.
**	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission (“SEC”) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***	Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. LNC will furnish supplementally a copy of the schedule to the SEC, upon request.

We will furnish to the SEC, upon request, a copy of any of our long-term debt agreements not otherwise filed with the SEC.