Form 10-Q
period 2008-03-31
LINCOLN NATIONAL CORP
filed 2008-05-09
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

    (484) 583-1400

Registrant’s telephone number, including area code

    1500 Market Street, Suite 3900, Philadelphia, Pennsylvania

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 259,302,945 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2008-$56,449; 2007-$56,069)	$55,624	$56,276
Equity (cost: 2008-$556; 2007-$548)	474	518
Trading securities	2,714	2,730
Mortgage loans on real estate	7,532	7,423
Real estate	175	258
Policy loans	2,804	2,835
Derivative investments	1,091	807
Other investments	1,141	1,075

Total investments	71,555	71,922
Cash and invested cash	2,447	1,665
Deferred acquisition costs and value of business acquired	9,996	9,580
Premiums and fees receivable	468	401
Accrued investment income	917	843
Reinsurance recoverables	8,407	8,237
Goodwill	4,128	4,144
Other assets	2,728	3,530
Separate account assets	84,703	91,113

Total assets	$185,349	$191,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$16,501	$16,007
Other contract holder funds	60,176	59,640
Short-term debt	411	550
Long-term debt	4,627	4,618
Reinsurance related derivative liability	205	220
Funds withheld reinsurance liabilities	2,117	2,117
Deferred gain on indemnity reinsurance	677	696
Payables for collateral under securities loaned and derivatives	1,796	1,135
Other liabilities	3,050	3,621
Separate account liabilities	84,703	91,113

Total liabilities	174,263	179,717

Contingencies and Commitments (See Note 10)
Stockholders’ Equity
Series A preferred stock - 10,000,000 shares authorized	—	—
Common stock - 800,000,000 shares authorized; 259,206,033 and 264,233,303 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	7,075	7,200
Retained earnings	4,333	4,293
Accumulated other comprehensive income (loss)	(322)	225

Total stockholders’ equity	11,086	11,718

Total liabilities and stockholders’ equity	$185,349	$191,435

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues
Insurance premiums	$509	$459
Insurance fees	844	779
Investment advisory fees	76	90
Net investment income	968	1,090
Realized gain (loss)	(38)	26
Amortization of deferred gain on indemnity reinsurance	19	19
Other revenues and fees	146	165

Total revenues	2,524	2,628

Benefits and Expenses
Interest credited	510	605
Benefits	691	589
Underwriting, acquisition, insurance and other expenses	829	815
Interest and debt expense	76	61

Total benefits and expenses	2,106	2,070

Income from continuing operations before taxes	418	558
Federal income taxes	125	170

Income from continuing operations	293	388
Income (loss) from discontinued operations, net of federal incomes taxes	(4)	8

Net income	$289	$396

Earnings Per Common Share - Basic
Income from continuing operations	$1.13	$1.41
Income (loss) from discontinued operations	(0.02)	0.03

Net income	$1.11	$1.44

Earnings Per Common Share - Diluted
Income from continuing operations	$1.12	$1.39
Income (loss) from discontinued operations	(0.02)	0.03

Net income	$1.10	$1.42

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
Series A Preferred Stock
Balance at beginning-of-year	$—	$1

Balance at end-of-period	—	1

Common Stock
Balance at beginning-of-year	7,200	7,449
Issued for acquisition	—	20
Stock compensation/issued for benefit plans	21	41
Deferred compensation payable in stock	3	3
Retirement of common stock/cancellation of shares	(149)	(195)

Balance at end-of-period	7,075	7,318

Retained Earnings
Balance at beginning-of-year	4,293	4,138
Cumulative effect of adoption of SOP 05-1	—	(41)
Cumulative effect of adoption of FIN 48	—	(15)
Cumulative effect of adoption of EITF 06-10	(4)	—
Comprehensive income (loss)	(258)	442
Less other comprehensive income (loss), net of tax	(547)	46

Net income	289	396
Retirement of common stock	(137)	(317)
Dividends declared: Common (2008-$0.415; 2007-$0.395)	(108)	(107)

Balance at end-of-period	4,333	4,054

Net Unrealized Gain on Available-for-Sale Securities
Balance at beginning-of-year	86	481
Change during the period	(538)	47

Balance at end-of-period	(452)	528

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	53	51
Change during the period	(9)	(4)

Balance at end-of-period	44	47

Foreign Currency Translation Adjustment
Balance at beginning-of-year	175	165
Change during the period	(1)	3

Balance at end-of-period	174	168

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(89)	(84)
Change during the period	1	—

Balance at end-of-period	(88)	(84)

Total stockholders’ equity at end-of-period	$11,086	$12,032

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$289	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired deferrals and interest, net of amortization	(181)	(206)
Change in premiums and fees receivable	(67)	(19)
Change in accrued investment income	(74)	(53)
Change in future contract benefits	498	139
Change in other contract holder funds	76	271
Net trading securities purchases, sales and maturities	12	126
Change in amounts recoverable from reinsurers	(170)	(193)
Change in federal income tax accruals	(74)	216
Stock-based compensation expense	12	15
Depreciation, amortization and accretion, net	11	13
Increase in funds withheld liability	—	27
Realized loss (gain) on investments and derivative instruments	41	(26)
Loss on sale of subsidiaries/businesses and disposals of discontinued operations	9	—
Amortization of deferred gain on indemnity reinsurance	(19)	(19)
Change in derivative investments	(169)	17
Other	(96)	(235)

Net adjustments	(191)	73

Net cash provided by operating activities	98	469

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(1,599)	(5,017)
Sales of available-for-sale securities	300	3,705
Maturities of available-for-sale securities	888	972
Purchases of other investments	(713)	(603)
Sales or maturities of other investments	596	514
Increase (decrease) in cash collateral on loaned securities and derivatives	661	(288)
Proceeds from sale of subsidiaries/businesses and disposals of discontinued operations	642	—
Other	(13)	(124)

Net cash provided by (used in) investing activities	762	(841)

Cash Flows from Financing Activities
Payment of long-term debt	(100)	(314)
Issuance of long-term debt	—	749
Net increase (decrease) in short-term debt	(54)	150
Universal life and investment contract deposits	2,403	2,177
Universal life and investment contract withdrawals	(1,434)	(1,968)
Investment contract transfers	(509)	(574)
Common stock issued for benefit plans and excess tax benefits	12	52
Repurchase of common stock	(286)	(512)
Dividends paid to stockholders	(110)	(109)

Net cash used in financing activities	(78)	(349)

Net increase (decrease) in cash and invested cash	782	(721)
Cash and invested cash at beginning-of-year	1,665	1,621

Cash and invested cash at end-of-period	$2,447	$900

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations, Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance and investment management businesses through six business segments, see Note 16. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, term life insurance, mutual funds and managed accounts.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”) should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. These reclassifications have no effect on net income or stockholders’ equity of the prior periods.

2. New Accounting Standards

Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement and enhances disclosures about fair value instruments. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (exit price) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (entry price). Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy for fair value measurement is defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. “Blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market is prohibited;

•

Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•

Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

We have certain guaranteed benefit features that, prior to January 1, 2008, were recorded using fair value pricing. These benefits will continue to be measured on a fair value basis with the adoption of SFAS 157, utilizing Level 3 inputs and some Level 2 inputs, which are reflective of the hypothetical market participant perspective for fair value measurement, including liquidity assumptions and assumptions regarding the Company’s own credit or non-performance risk. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs and the effects of the measurements on earnings. See Note 15 for additional information.

We adopted SFAS 157 effective January 1, 2008 by recording increases (decreases) to the following categories (in millions) on our consolidated financial statements:

Assets
Deferred acquisition costs ("DAC")	$13
Value of business acquired ("VOBA")	(8)
Other assets - deferred sales inducements ("DSI")	2

Total assets	$7

Liabilities
Other contract holder funds:
Remaining guaranteed interest and similar contracts	$(20)
Embedded derivative instruments - living benefits liabilities	48
Deferred front-end loads ("DFEL")	3
Other liabilities - income tax liabilities	(8)

Total liabilities	$23

Revenues
Insurance fees	$(3)

Total revenues	(3)

Benefits and Expenses
Interest credited	(22)
Benefits	48
Underwriting, acquisition, insurance and other expenses	(5)

Total benefits and expenses	21

Loss from continuing operations before taxes	(24)
Federal income tax benefit	(8)

Loss from continuing operations	$(16)

The impact for the adoption of SFAS 157 to basic and diluted per share amounts was a decrease of $0.06.

FASB Staff Position 157-2 – Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we did not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities within the scope of FSP 157-2. Examples of items to which the deferral is applicable include, but are not limited to:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods;

•

Reporting units measured at fair value in the goodwill impairment test under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142;

•	Nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”;

•	Asset retirement obligations initially measured at fair value under SFAS No. 143, “Accounting for Asset Retirement Obligations”; and

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows an entity to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. In addition, the presentation and disclosure requirements of SFAS 159 are designed to assist in the comparison between entities that select different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. At the effective date, the fair value option may be elected for eligible items that exist on that date. Effective January 1, 2008, we elected not to adopt the fair value option for any financial assets or liabilities that existed as of January 1, 2008.

Emerging Issues Task Force Issue No. 06-10 – Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the FASB Board ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 requires an employer to recognize a liability related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement. In addition, based on the split-dollar arrangement, an asset should be recognized by the employer for the estimated future cash flows to which the employer is entitled. The adoption of EITF 06-10 can be recognized either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. The consensus is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.

We maintain collateral assignment split-dollar life insurance arrangements related to frozen policies that are within the scope of EITF 06-10. Effective January 1, 2008, we adopted EITF 06-10 by recording a $4 million cumulative-effect adjustment to the opening balance of retained earnings, offset by an increase to our liability for postretirement benefits. We also recorded notes receivable for the amounts due to us from participants under the split-dollar arrangements. The recording of the notes receivable did not have a material effect on our consolidated financial condition or results of operations.

Derivative Implementation Group Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method under Paragraph 68

In December 2007, the FASB issued Derivative Implementation Group Statement 133 Implementation Issue No. E23, “Issues Involving the Application of the Shortcut Method under Paragraph 68” (“DIG E23”), which gives clarification to the application of the shortcut method of accounting for qualifying fair value hedging relationships involving an interest-bearing financial instrument and/or an interest rate swap, originally outlined in paragraph 68 in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). DIG E23 clarifies that the shortcut method may be applied to a qualifying fair value hedge when the relationship is designated on the trade date of both the swap and the hedged item (for example, debt), even though the hedged item is not recognized for accounting purposes until the transaction settles (that is, until its settlement date), provided that the period of time between the trade date and the settlement date of the hedged item is within established conventions for that marketplace. DIG E23 also clarifies that Paragraph 68(b) is met for an interest rate swap that has a non-zero fair value at the inception of the hedging relationship provided that the swap was entered into at the hedge’s inception for a transaction price of zero and the non-zero fair value is due solely to the existence of a bid-ask spread in the entity’s principal market (or most advantageous market, as applicable) under SFAS 157. The interest rate swap would be reported at its fair value as determined under SFAS 157. DIG E23 is effective for hedging relationships designated on or after January 1, 2008. We adopted DIG E23 effective January 1, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.

Future Adoption of New Accounting Standards

SFAS No. 141(R) – Business Combinations

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS No. 141 “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements of SFAS 141, but establishes principles and requirements for the acquirer in a business combination to recognize and measure the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree and the goodwill acquired or the gain from a bargain purchase. The revised statement requires, among other things, that assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values. For business combinations completed upon adoption of SFAS 141(R), goodwill will be measured as the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair values of the identifiable net assets acquired. Any contingent consideration shall be recognized at the acquisition-date fair value, which improves the accuracy of the goodwill measurement. Previously under SFAS 141, deferred recognition of pre-acquisition contingencies was permitted. Under SFAS 141(R), contractual pre-acquisition contingencies will be recognized at their acquisition-date fair values and noncontractual pre-acquisition contingencies will be recognized at their acquisition date fair values if it is more likely than not that the contingency gives rise to an asset or liability. Acquisition costs will be expensed in the period the costs are incurred, rather than included in the cost of the acquiree, and disclosure requirements will be enhanced to provide users with information to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, with earlier adoption prohibited. We expect to adopt SFAS 141(R) on January 1, 2009 and are currently evaluating the effects of adoption on future acquisitions.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which aims to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the Consolidated Statements of Income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently as equity transactions. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or sells some of its ownership interests in its subsidiary or if the subsidiary reacquires some of its ownership interests or issues additional ownership interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect to adopt SFAS 160 effective January 1, 2009 and are currently evaluating the effects of SFAS 160 on our consolidated financial condition and results of operations.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures will include: how and why we use derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. Quantitative disclosures will be enhanced by requiring a tabular format by primary underlying risk and accounting designation for the fair value amount and location of derivative instruments in the financial statements and the amount and location of gains and losses in the financial statements for derivative instruments and related hedged items. The tabular disclosures should improve transparency of derivative positions existing at the period end date and the effect of using derivatives during the reporting period. SFAS 161 also requires the disclosure of credit-risk-related contingent features in derivative instruments and cross-referencing within the notes to the consolidated financial statements to assist users in locating information about derivative instruments. The amended and expanded disclosure requirements apply to all derivative instruments within the scope of SFAS 133, non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We expect to adopt SFAS 161 effective January 1, 2009, and are currently evaluating the effects of SFAS 161 on our financial statement disclosures related to derivative instruments and hedging activities.

FSP SFAS140-3 – Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), regarding the criteria for a repurchase financing to be considered a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” A repurchase financing is a transaction where the buyer (“transferee”) of a financial asset obtains financing from the seller (“transferor”) and transfers the financial asset back to the seller as collateral until the financing is repaid. Under FSP 140-3, the transferor and the transferee shall not separately account for the transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. In addition, an initial transfer of a financial asset and a repurchase financing entered into contemporaneously with, or in contemplation of, one another, must meet the criteria identified in FSP 140-3 in order to receive separate accounting treatment. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 140-3 will be applied prospectively to initial transfers and repurchase financings executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied. Early application is not permitted. We expect to adopt FSP 140-3 effective January 1, 2009 and are evaluating the effects of FSP 140-3 on our consolidated financial condition and results of operations.

FSP SFAS 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which applies to recognized intangible assets accounted for under the guidance in SFAS 142. When developing renewal or extension assumptions in determining the useful life of recognized intangible assets, FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements. Absent the historical experience, an entity should use the assumptions a market participant would make when renewing and extending the intangible asset consistent with the highest and best use of the asset by market participants. In addition, FSP 142-3 requires financial statement disclosure regarding the extent to which expected future cash flows associated with the asset are affected by an entity’s intent and/or ability to renew or extend an arrangement. FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption prohibited. FSP 142-3 should be applied prospectively to determine the useful life of a recognized intangible asset acquired after the effective date. In addition, FSP 142-3 requires prospective application of the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date. We expect to adopt FSP 142-3 on January 1, 2009 and are currently evaluating the effects of adoption on our consolidated financial condition and results of operations.

3. Dispositions

Discontinued Media Operations

During the fourth quarter of 2007, we entered into a definitive agreement to sell our television broadcasting, Charlotte radio and sports programming businesses. These businesses were acquired as part of the Jefferson-Pilot merger on April 3, 2006. The sports programming sale closed on November 30, 2007, the Charlotte radio broadcasting sale closed on January 31, 2008 and the television broadcasting sale closed on March 31, 2008. Accordingly, in the periods prior to the closings, the assets and liabilities of these businesses were reclassified as held-for-sale and were reported within other assets and other liabilities on our Consolidated Balance Sheets. The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of March 31, 2008	As of December 31, 2007
Goodwill	$—	$340
Specifically identifiable intangible assets	—	266
Other	—	146

Total assets held-for-sale	$—	$752

Liabilities held-for-sale	$—	$354

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income and the amounts (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$22	$42

Income from discontinued operations before disposal, before federal income taxes	$8	$12
Federal income taxes	3	4

Income from discontinued operations before disposal	5	8

Disposal
Loss on disposal, before federal income taxes	(12)	—
Federal income tax benefit	(3)	—

Loss on disposal	(9)	—

Income (loss) from discontinued operations	$(4)	$8

Fixed Income Investment Management Business

During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be no more than $49 million. We expect this transaction to decrease income from operations, compared to the corresponding periods in 2007, by approximately $3 million, after-tax, per quarter in 2008.

During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax loss of $2 million on our Consolidated Statements of Income as a result of the goodwill we attributed to this business. There were certain other pipeline accounts in process at the time of the transaction closing, and any adjustment to the purchase price, if necessary, will be determined at October 31, 2008. During the first quarter of 2008, we recorded an after-tax gain of $2 million on our Consolidated Statements of Income related to this transaction.

4. Investments

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities (in millions) were as follows:

	As of March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$44,099	$1,265	$1,828	$43,536
U.S. Government bonds	209	23	—	232
Foreign government bonds	981	68	12	1,037
Asset and mortgage-backed securities:
Mortgage pass-through securities	1,405	35	16	1,424
Collateralized mortgage obligations	6,848	123	330	6,641
Commercial mortgage-backed securities	2,636	30	181	2,485
Other asset-backed securities	20	—	1	19
State and municipal bonds	149	4	—	153
Redeemable preferred stocks	102	2	7	97

Total fixed maturity securities	56,449	1,550	2,375	55,624
Equity securities	556	7	89	474

Total available-for-sale securities	$57,005	$1,557	$2,464	$56,098

	As of December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$43,973	$1,120	$945	$44,148
U.S. Government bonds	205	17	—	222
Foreign government bonds	979	67	9	1,037
Asset and mortgage-backed securities:
Mortgage pass-through securities	1,226	24	4	1,246
Collateralized mortgage obligations	6,721	78	130	6,669
Commercial mortgage-backed securities	2,711	49	70	2,690
State and municipal bonds	151	2	—	153
Redeemable preferred stocks	103	9	1	111

Total fixed maturity securities	56,069	1,366	1,159	56,276
Equity securities	548	13	43	518

Total available-for-sale securities	$56,617	$1,379	$1,202	$56,794

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities (in millions) were as follows:

	As of March 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$2,147	$2,160
Due after one year through five years	12,831	13,204
Due after five years through ten years	15,461	15,036
Due after ten years	15,101	14,655

Subtotal	45,540	45,055
Asset and mortgage-backed securities	10,909	10,569

Total available-for-sale fixed maturity securities	$56,449	$55,624

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of available-for-sale securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2008
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$12,929	$1,136	$4,157	$692	$17,086	$1,828
Foreign government bonds	164	7	65	5	229	12
Asset and mortgage-backed securities:
Mortgage pass-through securities	242	8	68	7	310	15
Collateralized mortgage obligations	2,052	265	486	65	2,538	330
Commercial mortgage-backed securities	1,005	106	474	76	1,479	182
Other asset-backed securities	—	—	19	1	19	1
State and municipal bonds	1	—	5	—	6	—
Redeemable preferred stocks	59	7	—	—	59	7

Total fixed maturity securities	16,452	1,529	5,274	846	21,726	2,375
Equity securities	397	87	12	2	409	89

Total available-for-sale securities	$16,849	$1,616	$5,286	$848	$22,135	$2,464

Total number of securities in an unrealized loss position						2,555

	As of December 31, 2007
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$11,540	$679	$4,467	$266	$16,007	$945
U.S. Government bonds	—	—	3	—	3	—
Foreign government bonds	95	4	51	4	146	8
Asset and mortgage-backed securities:
Mortgage pass-through securities	32	1	193	4	225	5
Collateralized mortgage obligations	1,742	101	1,116	29	2,858	130
Commercial mortgage-backed securities	520	47	562	23	1,082	70
State and municipal bonds	29	—	17	—	46	—
Redeemable preferred stocks	13	1	—	—	13	1

Total fixed maturity securities	13,971	833	6,409	326	20,380	1,159
Equity securities	402	42	8	1	410	43

Total available-for-sale securities	$14,373	$875	$6,417	$327	$20,790	$1,202

Total number of securities in an unrealized loss position						2,441

The fair value, gross unrealized losses (in millions) and number of available-for-sale securities, where the fair value had declined below amortized cost by greater than 20%, were as follows:

	As of March 31, 2008
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$100	$29	28
Six months or greater, but less than nine months	170	52	21
Nine months or greater, but less than twelve months	345	113	58
Twelve months or greater	317	97	76

Total available-for-sale securities	$932	$291	183

	As of December 31, 2007
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$136	$49	22
Six months or greater, but less than nine months	427	138	32
Nine months or greater, but less than twelve months	364	110	17
Twelve months or greater	183	81	60

Total available-for-sale securities	$1,110	$378	131

As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, the cause of the decline being principally attributable to changes in interest rates and credit spreads during the holding period and our current ability and intent to hold securities in an unrealized loss position for a period of time sufficient for recovery, we believe that these securities were not other-than-temporarily impaired as of March 31, 2008 and December 31, 2007.

Trading Securities

Trading securities at fair value retained in connection with modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements (in millions) consisted of the following:

	As of March 31, 2008	As of December 31, 2007
Corporate bonds	$1,977	$1,999
U.S. Government bonds	386	367
Foreign government bonds	46	46
Asset and mortgage-backed securities:
Mortgage pass-through securities	22	22
Collateralized mortgage obligations	153	160
Commercial mortgage-backed securities	101	107
State and municipal bonds	18	19
Redeemable preferred stocks	9	8

Total fixed maturity securities	2,712	2,728
Equity securities	2	2

Total trading securities	$2,714	$2,730

The portion of trading losses that relate to trading securities still held as of March 31, 2008 was $10 million for the first quarter of 2008.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate. The commercial loans are geographically diversified throughout the United States with the largest concentrations in California and Texas, which accounted for approximately 28% of mortgage loans as of March 31, 2008.

Net Investment Income

The major categories of net investment income (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Available-for-sale fixed maturity securities	$859	$844
Available-for-sale equity securities	9	9
Trading securities	42	45
Mortgage loans on real estate	122	131
Real estate	8	15
Policy loans	45	43
Invested cash	19	18
Change in call option market value	(97)	1
Alternative investments	(5)	20
Other investments	1	9

Investment income	1,003	1,135
Investment expense	(35)	(45)

Net investment income	$968	$1,090

Realized Gains and Losses

The detail of the realized gain (loss) (in millions) was as follows:

	For the Three Months Ended March 31,
	2008	2007
Fixed maturity securities available-for-sale:
Gross gains	$9	$55
Gross losses	(100)	(7)
Equity securities available-for-sale:
Gross gains	3	2
Gain (loss) on other investments	25	(4)
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	25	(20)

Total realized gain (loss) on investments, excluding trading securities	(38)	26
Loss on derivative instruments, excluding reinsurance embedded derivatives	(3)	—

Total realized gain (loss) on investments and derivative instruments	(41)	26
Gain on sale of subsidiaries/businesses	3	—

Total realized gain (loss)	$(38)	$26

Write-downs for other-than-temporary impairments included in realized loss on investments above	$(92)	$(4)

Securities Lending

The carrying values of securities pledged under securities lending agreements were $718 million and $655 million as of March 31, 2008 and December 31, 2007, respectively. The fair values of these securities were $692 million and $634 million as of March 31, 2008 and December 31, 2007, respectively.

Reverse Repurchase Agreements

The carrying values of securities pledged under reverse repurchase agreements were $480 million as of March 31, 2008 and December 31, 2007. The fair values of these securities were $505 million and $502 million as of March 31, 2008 and December 31, 2007, respectively.

Investment Commitments

As of March 31, 2008, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $1.4 billion, which includes $337 million of standby commitments to purchase real estate upon completion and leasing.

Concentrations of Financial Instruments

As of March 31, 2008 and December 31, 2007, we did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S.

Credit-Linked Notes

As of March 31, 2008 and December 31, 2007, other contract holder funds on our Consolidated Balance Sheets included $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”). LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies and $300 million of such agreements were assumed as a result of the merger of Jefferson-Pilot into LNL. The $850 million of credit-linked notes are classified as asset-backed securities and are included in our fixed maturity securities on our Consolidated Balance Sheets. The $300 million of investments which were assumed as a result of the merger were classified as corporate bonds and are included in our fixed maturity securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the credit-linked note and the interest credited on the funding agreement. Our credit linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. The high quality asset in two of these transactions is a AAA-rated asset-backed security secured by a pool of credit card receivables. The high quality asset in the third transaction is a guaranteed investment contract issued by MBIA, which is further secured by a pool of high quality assets.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments, which currently carries a mid- or low-AA rating. To date, there have been no defaults in any of the underlying collateral pools. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $850 million as of March 31, 2008.

As in the general markets, spreads on these transactions have widened, causing unrealized losses. As of March 31, 2008, we had unrealized losses of $420 million on the $850 million in credit linked notes. As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, we believe that these securities were not other-than-temporarily impaired as of March 31, 2008 and December 31, 2007.

The following summarizes information regarding our investments in these securities (dollars in millions):

	Amount and Date of Issuance
	$400 December 2006	$200 April 2007	$250 April 2007
Amount of subordination (1)	$2,184	$410	$1,167
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche (1)	AA-	Aa2	AA
Number of entities (1)	125	100	102
Number of countries (1)	20	21	14

(1)	As of March 31, 2008.

5. DAC, VOBA and DSI

Changes in DAC (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning-of-year	$6,510	$5,116
Cumulative effect of adoption of Statement of Position (“SOP”) 05-1 ("SOP 05-1")	—	(31)
Deferrals	443	473
Amortization, net of interest:
Initial impact of the adoption of SFAS 157	13	—
Unlocking	3	20
Other amortization	(222)	(214)
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	7	(13)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivatives	185	(15)
Foreign currency translation adjustment	1	2

Balance at end-of-period	$6,940	$5,338

Changes in VOBA (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning-of-year	$3,070	$3,304
Cumulative effect of adoption of SOP 05-1	—	(35)
Business acquired	—	14
Deferrals	13	15
Amortization:
Initial impact of the adoption of SFAS 157	(8)	—
Unlocking	(5)	(2)
Other amortization	(90)	(123)
Accretion of interest	34	37
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	11	(5)
Adjustment related to unrealized (gains) losses on available-for-sale securities and derivatives	31	(10)
Foreign currency translation adjustment	—	2

Balance at end-of-period	$3,056	$3,197

Changes in DSI (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning-of-year	$279	$194
Cumulative effect of adoption of SOP 05-1	—	(3)
Deferrals	27	23
Amortization, net of interest:
Initial impact of the adoption of SFAS 157	2	—
Unlocking	1	1
Other amortization	(11)	(9)

Balance at end-of-period	$298	$206

6. Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Three Months Ended March 31, 2008
	Balance At Beginning-of-Year	Purchase Accounting Adjustments	Foreign Currency Translation Adjustments	Balance At End-of-Period
Individual Markets:
Life Insurance	$2,201	$(9)	$—	$2,192
Annuities	1,046	(6)	—	1,040
Employer Markets:
Retirement Products	20	—	—	20
Group Protection	274	—	—	274
Investment Management	247	1	—	248
Lincoln UK	17	—	(1)	16
Other Operations	339	(1)	—	338

Total goodwill	$4,144	$(15)	$(1)	$4,128

The purchase price adjustments above relate to income tax deductions recognized when stock options attributable to mergers were exercised.

See Note 3 for goodwill included within discontinued operations.

7. Guaranteed Benefit Features

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of guaranteed minimum death benefit (“GMDB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed income benefit (“GIB”) features. The GMDB features include those where we contractually guarantee to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”), (b) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary (“anniversary contract value”).

Information in the event of death on the GMDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of March 31, 2008	As of December 31, 2007
Return of Net Deposits
Separate account value	$42,528	$44,833
Net amount at risk (1)	509	93
Average attained age of contract holders	55 years	55 years
Minimum Return
Separate account value	$313	$355
Net amount at risk (1)	44	25
Average attained age of contract holders	68 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Separate account value	$23,711	$25,537
Net amount at risk (1)	1,804	359
Average attained age of contract holders	64 years	64 years

(1)	Represents the amount of death benefit in excess of the current account balance at the end-of-period.

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

	For the Three Months Ended March 31,
	2008	2007
Balance at beginning-of-year	$38	$23
Cumulative effect of adoption of SOP 05-1	—	(4)
Changes in reserves	14	6
Benefits paid	(7)	(2)

Balance at end-of-period	$45	$23

The changes to the benefit reserves amounts above are reflected in benefits on our Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included gains of $1 million for GMDB for the three months ended March 31, 2008 and a loss of less than $1 million for the same period in 2007.

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of March 31, 2008	As of December 31, 2007
Asset Type
Domestic equity	$37,325	$44,982
International equity	11,767	8,076
Bonds	9,277	8,034
Money market	4,793	6,545

Total	$63,162	$67,637

Percent of total variable annuity separate account values	98%	97%

8. Other Contract Holder Funds

Details of other contract holder funds (in millions) were as follows:

	As of March 31, 2008	As of December 31, 2007
Account values and other contract holder funds	$58,187	$57,698
Deferred front-end loads	1,236	1,183
Contract holder dividends payable	521	524
Premium deposit funds	139	140
Undistributed earnings on participating business	93	95

Total other contract holder funds	$60,176	$59,640

9. Federal Income Taxes

The effective tax rate was 30% for the first quarters of 2008 and 2007. Differences in the effective rates and the U.S. statutory rate of 35% are the result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling which purports, among other things, to modify the calculation of separate account deduction for dividends received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007 ruling and announced a new regulation project on the issue. The current separate account deduction for dividends lowered the effective tax rate by approximately 4% for the quarters ended March 31, 2008 and 2007.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At March 31, 2008, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

As of March 31, 2008, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of none to $12 million.

We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

In the normal course of business we are subject to examination by taxing authorities throughout the United States and the United Kingdom. At any given time, we may be under examination by state, local or non-U.S. income tax authorities.

10. Contingencies and Commitments

See “Contingencies and Commitments” in Note 13 to the consolidated financial statements in our 2007 Form 10-K for a discussion of commitments and contingencies, which information is incorporated herein by reference.

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

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005. The plaintiffs are seeking substantial compensatory and punitive damages. The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment and conspiracy, in connection with Delaware Investment Advisers’ hiring of a portfolio management team from the plaintiffs. We and the individual defendants dispute the allegations and are vigorously defending these actions.

United Kingdom Selling Practices

Various selling practices of the Lincoln UK operation have come under scrutiny by the U.K. regulators. These include the sale and administration of mortgage endowment products.

In July 2006, we negotiated a memorandum of understanding with certain of our liability carriers, from whom we received a reimbursement during the third quarter of 2006 of $26 million for certain losses incurred in connection with certain U.K. selling practices. The reimbursement was included in net income during the third quarter of 2006 in Other Operations. Although we continue to consider our options against the other liability carriers, we currently believe that it is unlikely that we will receive any future reimbursement from such carriers.

11. Stockholders’ Equity and Shares

Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Series A Preferred Stock
Balance at beginning-of-year	11,960	12,706
Conversion into common stock	(298)	(180)

Balance at end-of-period	11,662	12,526

Common Stock
Balance at beginning-of-year	264,233,303	275,752,668
Conversion of Series A preferred stock	4,768	2,880
Stock compensation/issued for benefit plans	417,962	2,144,891
Retirement of common stock/cancellation of shares	(5,450,000)	(7,214,917)

Balance at end-of-period	259,206,033	270,685,522

Common stock at end-of-period:
Assuming conversion of preferred stock	259,392,625	270,885,938
Diluted basis	260,490,490	274,004,126

Earnings Per Share

The income used in the calculation of our diluted earnings per share (“EPS”) is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for the three months ended March 31, 2008 and 2007.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from discontinued operations per share was as follows:

	For the Three Months Ended March 31,
	2008	2007
Weighted-average shares, as used in basic calculation	260,951,566	274,889,645
Shares to cover conversion of preferred stock	189,056	200,960
Shares to cover non-vested stock	239,923	1,148,067
Average stock options outstanding during the period	9,994,302	14,322,952
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(9,824,263)	(12,137,623)
Shares repurchaseable from measured but unrecognized stock option expense	(69,606)	(255,647)
Average deferred compensation shares	1,283,671	1,308,460

Weighted-average shares, as used in diluted calculation	262,764,649	279,476,814

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

12. Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007
Commissions	$493	$515
General and administrative expenses	422	409
DAC and VOBA deferrals and interest, net of amortization	(181)	(206)
Other intangibles amortization	2	4
Media expenses	16	14
Taxes, licenses and fees	62	65
Merger-related expenses	15	14

Total	$829	$815

13. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The components of net defined benefit pension plan and postretirement benefit plan expense (in millions) were as follows:

	For the Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans
Service cost	$—	$9	$1	$1
Interest cost	15	16	2	2
Expected return on plan assets	(20)	(20)		(1)
Recognized net actuarial gain	—	—	(1)	—

Net periodic benefit expense (recovery)	$(5)	$5	$2	$2

Non-U.S. Plans
Interest cost	$5	$5
Expected return on plan assets	(5)	(5)
Recognized net actuarial loss	1	1

Net periodic benefit expense	$1	$1

On May 1, 2007, simultaneous with our announcement of the freeze of our primary defined benefit pension plans, we announced a number of enhancements to our employees’ 401(k) plan effective January 1, 2008.

For any additional disclosures and other general information regarding our benefit plans, see note 16 in our 2007 Form 10-K.

14. Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents and directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. Delaware Investments U.S., Inc. (“DIUS”) has a separate stock-based incentive compensation plan.

In the first quarter of 2008, a performance period from 2008-2010 was approved for our executive officers by the Compensation Committee. Executive officers participating in this performance period received one-half of their award in 10-year LNC or DIUS restricted stock units, with the remainder of the award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. DIUS restricted stock units granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS. Depending on the performance, the actual amount of performance shares could range from zero to 200% of the granted amount. Under the 2008-2010 plan, a total of 1,564,800 LNC stock options were granted; 2,726 DIUS restricted stock units were granted; and 218,308 LNC performance shares were granted during the three months ended March 31, 2008.

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the first quarter of 2008, which are summarized in the table below:

For the Three Months Ended March 31, 2008
Awards
10-year LNC stock options	3,554
Non-employee director stock options	60,489
Non-employee agent stock options	176,131
Restricted stock	144,621
Stock appreciation rights	234,800

15. Fair Value of Financial Instruments, Carried at Fair Value

See “Fair Value of Financial Instruments” in Note 19 to the consolidated financial statements in our 2007 Form 10-K and SFAS No. 157—Fair Value Measurements in Note 2 above for discussions of the methodologies and assumptions used to determine the fair value of our financial instruments.

The following table summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the SFAS 157 fair value hierarchy levels described in Note 2. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the first quarter of 2008 or as of March 31, 2008.

	As of March 31, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Investments:
Available-for-sale securities:
Fixed maturities	$206	$51,195	$4,223	$55,624
Equity	72	367	35	474
Trading securities	4	2,602	108	2,714
Derivative instruments	—	122	969	1,091
Cash and invested cash	—	2,447	—	2,447
Separate account assets	—	84,703	—	84,703

Total assets	$282	$141,436	$5,335	$147,053

Liabilities
Other contract holder funds:
Remaining guaranteed interest and similar contracts	$—	$—	$(321)	$(321)
Embedded derivative instruments—living benefits liabilities	—	—	(535)	(535)
Reinsurance related derivative liability	—	(205)	—	(205)

Total liabilities	$—	$(205)	$(856)	$(1,061)

Our investment securities are valued using market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers as well as observations of general market movements for those asset classes.

The following table summarizes changes to our financial instruments carried at fair value (in millions) and classified within level 3 of the fair value hierarchy. This summary excludes any impact of amortization on DAC, VOBA, DSI and DFEL. When a determination is made to classify an asset or liability within level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Certain securities trade in less liquid or illiquid markets with limited or no pricing information, and the determination of fair value for these securities is inherently more difficult. However, level 3 fair value investments may include, in addition to the unobservable or level 3 inputs, observable components (that is, components that are actively quoted or can be validated to market-based sources). The gains and losses in the table below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2008
	Beginning Fair Value	Items Included in Earnings, Net	Gains (Losses) in OCI	(Sales), Issuances (Maturities), (Settlements), (Calls), Net	Transfers In or Out of Level 3, Net (1)	Ending Fair Value
Investments:
Available-for-sale securities:
Fixed maturities	$4,420	$—	$(399)	$(73)	$275	$4,223
Equity	54	—	(19)	—	—	35
Trading securities	112	(3)	—	(6)	5	108
Derivative instruments	767	110	10	82	—	969
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(389)	62	—	6	—	(321)
Embedded derivative instruments - living benefits liabilities	(279)	(256)	—	—	—	(535)

Total, net	$4,685	$(87)	$(408)	$9	$280	$4,479

(1)

Transfers in or out of level 3 for available-for-sale and trading securities are displayed at amortized cost at the beginning of the period. For available-for-sale and trading securities, the difference between beginning of period amortized cost and beginning of period fair value was included in other comprehensive income (“OCI”) and earnings, respectively, in prior periods.

The following table provides the components of the items included in earnings, net, excluding any impact of amortization on DAC, VOBA, DSI and DFEL, (in millions) as reported in the table above:

	For the Three Months Ended March 31, 2008
	(Amortization) Accretion, Net	Other- Than- Temporary Impairment	Gains (Losses) from Sales, Maturities, Settlements, Calls	Unrealized Holding Gains (Losses)	Total
Investments:
Available-for-sale securities:
Fixed maturities (1)	$2	$(2)	$—	$—	$—
Trading securities (1)	1	—	—	(4)	(3)
Derivative instruments (2)	—	—	(6)	116	110
Other contract holder funds:
Remaining guaranteed interest and similar contracts (3)	—	—	4	58	62
Embedded derivative instruments - living benefits liabilities (4)	—	—	—	(256)	(256)

Total, net	$3	$(2)	$(2)	$(86)	$(87)

(1)

Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income. All other amounts are included in realized gain (loss) on our Consolidated Statements of Income.

(2)

Of the amount reported for unrealized holding gains, items are included in net investment income, benefits expense and realized gain (loss) on our Consolidated Statements of Income. Call options (based on S&P 500 Index®) are included in net investment income. Call options (based on LNC stock), put options and variance swaps are included in benefits. Total return swaps, equity collars and available-for-sale embedded derivatives are included in realized gain (loss). Losses from sales, maturities, settlements and calls are included in realized gain (loss). For discussion of these derivative instruments, see note 5 “Derivative Instruments” to the consolidated financial statements in our 2007 Form 10-K.

(3)	Amounts are included in interest credited on our Consolidated Statements of Income.
(4)	Amounts are included in benefits on our Consolidated Statements of Income.

The fair value of available-for-sale fixed maturity securities (in millions) classified within level 3 of the fair value hierarchy was as follows:

	As of March 31, 2008
	Fair Value	% of Total Fair Value
Corporate bonds	$2,329	55.2%
Asset-backed securities	861	20.4%
Commercial mortgage-backed securities	331	7.9%
Collateralized mortgage obligations	242	5.7%
Mortgage pass-through securities	27	0.6%
Municipals	139	3.3%
Government and government agencies	263	6.2%
Redeemable preferred stock	31	0.7%

Total available-for-sale fixed maturity securities	$4,223	100.0%

	As of December 31, 2007
	Fair Value	% of Total Fair Value
Corporate bonds	$2,143	48.5%
Asset-backed securities	1,113	25.2%
Commercial mortgage-backed securities	395	8.9%
Collateralized mortgage obligations	296	6.7%
Mortgage pass-through securities	31	0.7%
Municipals	139	3.1%
Government and government agencies	272	6.2%
Redeemable preferred stock	31	0.7%

Total available-for-sale fixed maturity securities	$4,420	100.0%

16. Segment Information

We provide products and services in four operating businesses: Individual Markets, Employer Markets, Investment Management and Lincoln UK, and report results through six business segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. Other Operations also includes the Institutional Pension business, which was previously reported in Employer Markets – Retirement Products.

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

Segment information (in millions) was as follows:

	For the Three Months Ended March 31,
	2008	2007
Revenues
Operating revenues:
Individual Markets:
Annuities	$550	$605
Life Insurance	987	971

Total Individual Markets	1,537	1,576

Employer Markets:
Retirement Products	304	316
Group Protection	399	361

Total Employer Markets	703	677

Investment Management (1)	120	150
Lincoln UK (2)	86	91
Other Operations	118	108
Realized gain (loss)	(38)	26
Amortization of deferred gain on indemnity reinsurance related to reserve developments	1	—
Initial impact of the adoption of SFAS 157	(3)	—

Total revenues	$2,524	$2,628

(1)

Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $20 million and $25 million for the three months ended March 31, 2008 and 2007, respectively.

(2)	Revenues from our Lincoln UK segment represent our revenues from a foreign country.

	For the Three Months Ended March 31,
	2008	2007
Net Income
Operating income (loss):
Individual Markets:
Annuities	$129	$121
Life Insurance	145	167

Total Individual Markets	274	288

Employer Markets:
Retirement Products	52	62
Group Protection	26	23

Total Employer Markets	78	85

Investment Management	12	16
Lincoln UK	11	11
Other Operations	(42)	(29)
Realized gain (loss)	(24)	17
Initial impact of the adoption of SFAS 157	(16)	—

Income from continuing operations	293	388
Income (loss) from discontinued operations	(4)	8

Net income	$289	$396

17. Supplemental Disclosures of Cash Flow Information

The following summarizes our supplemental cash flow data (in millions):

	For the Three Months Ended March 31,
	2008	2007
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$—	$86
Fair value of common stock issued and stock options recognized	—	(20)
Cash paid for common shares	—	(1)

Liabilities assumed	—	65
Business dispositions:
Assets disposed (includes cash and invested cash)	(732)	—
Liabilities disposed	127	—
Cash received	647	—

Realized gain on disposal	42	—
Estimated gain on net assets held-for-sale in prior periods	(54)

Loss on discontinued operations in current period	$(12)	$—

Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses, reported as gain on sale of subsidiaries/businesses	$3	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company” which also may be referred to as “we,” “our” or “us”) as of March 31, 2008, compared with December 31, 2007, and the results of operations of LNC for the three months ended March 31, 2008 as compared with the corresponding period in 2007. The MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements” and our Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.

•

Operating revenues are revenues recorded in accordance with United States of America generally accepted accounting principles (“GAAP”) excluding realized gains and losses and the amortization of deferred gains arising from reserve development on business sold through reinsurance.

•

Income (loss) from operations is GAAP net income excluding net realized gains and losses, losses on early retirement of debt, reserve development (net of related amortization) on business sold through reinsurance, discontinued operations and the initial impact of the adoption of changes in accounting principles.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenues and income (loss) from operations by segment in Note 16. Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Certain reclassifications have been made to prior periods’ financial information, including moving our Institutional Pension business results to Other Operations that was previously reported in Employer Markets – Retirement Products, to conform to the 2008 presentation.

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

•

The initiation of legal or regulatory proceedings against LNC or its subsidiaries, and the outcome of any legal or regulatory proceedings, such as: adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and extra-contractual and class action damage cases; new decisions that result in changes in law; and unexpected trial court rulings;

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

•

The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions, including LNC’s ability to successfully integrate Jefferson-Pilot Corporation (“Jefferson-Pilot”) businesses acquired on April 3, 2006, to achieve the expected synergies from the merger or to achieve such synergies within our expected timeframe;

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

The risks included here are not exhaustive. Other sections of this report, our 2007 Form 10-K, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could impact LNC’s business and financial performance, including “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and the risk discussions included in this section under “Critical Accounting Policies and Estimates,” “Consolidated Investments” and “Reinsurance,” which are incorporated herein by reference. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

We provide products and services in four operating businesses: Individual Markets; Employer Markets; Investment Management; and Lincoln UK, and report results through six business segments: Individual Markets – Annuities; Individual Markets – Life Insurance; Employer Markets – Retirement Products; Employer Markets – Group Protection; Investment Management; and Lincoln UK. These operating businesses and their segments are described in “Part I – Item 1. Business” of our 2007 Form 10-K. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

Current Market Conditions

During the quarter, the capital markets continued to experience high volatility that affected both equity market returns and interest rates. In addition, we also saw the widening of credit spreads across asset classes and reduced liquidity in the credit markets. Due to these challenges, the capital markets had a significant effect on our segment operating income and consolidated net income in the quarter. The markets primarily impact the following areas:

Earnings from Assets Under Management

Our asset gathering segments, Individual Markets – Annuities, Employer Markets – Retirement Products and Investment Management, are sensitive to the equity markets. We discuss the earnings impact of the equity markets on account values, assets under management and the related asset-based fees below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.” From December 31, 2007 to March 31, 2008, the daily average value of the Standard & Poor’s (“S&P”) 500 Index® decreased 10%. Solely as a result of the equity markets, our assets under management as of March 31, 2008, were down $12.2 billion from the end of the year. Because we earn fees on assets under management, the decline in the equity markets reduced fee-based income by approximately $9 million. However, strong deposits over the last year helped to more than offset this impact in the first quarter of 2008 as compared to the same period in 2007.

Alternative Investment Income

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists mostly of hedge funds and various limited partnership investments, to under-perform relative to our expectations and the prior period. This impact was primarily in our Individual Markets – Life Insurance, Employer Markets – Retirement Products and Individual Markets – Annuities segments. See “Consolidated Investments—Alternative Investments” for additional information on our investment portfolio.

Variable Annuity Living Benefit Hedge Program Results

We offer variable annuity products with living benefit guarantees. These guarantees are considered embedded derivatives and are recorded on our Consolidated Balance Sheets at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Effective January 1, 2008, we adopted SFAS 157 which affected the valuation of our embedded derivatives. See Note 2 of this report for details on the adoption of SFAS 157. As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. During the first quarter of 2008, the market conditions noted above negatively affected the net result of the change in the fair value of the living benefit embedded derivative and the change in fair value of the hedging derivatives. However, as we finalized our adoption of SFAS 157 during the first quarter, it resulted in a fair value of the embedded derivative that was lower than the fair value of the derivative instruments creating an over-hedged position driving an overall favorable result for the quarter.

Credit Losses, Impairments and Unrealized Losses

Related to the credit markets, we experienced net realized losses of $24 million in the first quarter of 2008, which included gross write-downs of securities for other-than-temporary impairments of $92 million, pre-tax. Widening spreads was the primary cause of an increase in gross unrealized losses of $1.2 billion on investments in our general account in the quarter for our available-for-sale fixed maturity securities. These unrealized losses were concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets have resulted in a decline in asset values as investors shift their investments to safer government securities such as U.S. Treasuries.

The effect of the negative equity markets on our assets under management in the first quarter of 2008 will continue to dampen our earnings throughout 2008 even if, for the remainder of the year, the equity market returns are consistent with our long-term assumptions. Accordingly, we may continue to report lower asset-based fees relative to expectations or prior periods. The volatility and uncertainty in the capital markets will also likely result in lower than expected returns on alternative investments. In addition, a continued weakness in the economic environment could lead to increased credit defaults.

In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels, targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Strategic and Operational Review

Continual product development and distribution expansion are important to our ability to meet the challenges of the competitive marketplace. In February 2008, our Individual Markets – Annuities segment launched a new guaranteed minimum withdrawal benefit (“GMWB”), Lincoln Lifetime IncomeSM Advantage, which includes features such as: a reduced minimum age for lifetime income eligibility; a 5% benefit enhancement in each year an owner does not take a withdrawal; a health care benefit; and a guaranteed minimum accumulation benefit. In our Individual Markets – Life Insurance segment, we intend to launch a variable life insurance product in our unified product portfolio in the second quarter of 2008 after receiving appropriate regulatory approvals. Within the mid-sized market of our Employer Markets – Retirement Products segment, we launched our Lincoln SmartFutureSM retirement program to fill the gap between our Alliance program and our group variable annuities.

In terms of increasing our distribution breadth, we launched variable annuity products into two large banks and expect to launch into another bank late in the second quarter of 2008. In support of these and other activities, Lincoln Financial Distributors (“LFD”) increased the number of wholesalers by 5% in the first quarter of 2008 with additional increases expected in the remainder of the year.

Challenges and Outlook

For the remainder of 2008, we expect major challenges to include:

•	Continuation of volatility in the equity and credit markets;

•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;

•	Continuation of decline in the economy or a recession;

•	Achieving success in our unified product portfolio and marketplace acceptance of new variable annuity features that will help maintain our competitive position;

•	Continuation of the successful expansion of our wholesale distribution businesses;

•	Ability to improve financial and sales results and increase scale in our Employer Markets and Investment Management businesses;

•	Continuation of focus by the government on tax reform including potential changes in company dividends-received deduction calculations, which may impact our products and overall earnings;

•	Continuation of competitive pressures in the life insurance and annuity marketplace; and

•	Regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

In the face of these challenges, we expect to focus on the following throughout the remainder of 2008:

•	Continue to significantly invest in expanding our distribution in each of our core Individual Markets, Investment Management and Employer Markets businesses;

•

Continue near term product development in our manufacturing units and future product development initiatives in our Retirement Income Security Venture unit related to the evolving retirement income security marketplace;

•	Explore strategies to increase scale in our Employer Markets – Defined Contribution and Investment Management segments;

•	Further embed financial and execution discipline throughout our operations by using technology and making other investments to improve operating effectiveness and lower unit costs; and

•

Substantially complete the remaining platform and system consolidations necessary to achieve the final portion of integration cost saves as well as prepare us for more effective customer interaction in the future.

Critical Accounting Policies and Estimates

The MD&A included in our 2007 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. The following information updates the critical accounting policies and estimates provided in our 2007 Form 10-K and, accordingly, should be read in conjunction with the critical accounting policies and estimates discussed in our 2007 Form 10-K.

Adoption of SFAS No. 157 – Fair Value Measurements

We adopted SFAS 157 for all our financial instruments effective January 1, 2008. For detailed discussions of the methodologies and assumptions used to determine the fair value of our financial instruments and a summary of our financial instruments carried at value as of March 31, 2008, see Notes 2 and 15 of this report and Notes 1 and 19 to the consolidated financial statements in our 2007 Form 10-K.

The adoption of SFAS 157 decreased income from continuing operations by $16 million. The impact to revenues, benefits and expenses and federal income taxes is excluded from our definition of income from operations and is reported as the initial impact of the adoption of SFAS 157. The subsequent changes in the fair value of the other contract holder funds and associated impacts to DAC, VOBA, DSI, income tax liabilities, revenues and expenses are reported in our Individual Markets – Annuities segment. For a detailed description of the impact of adoption on our consolidated financial statements, see Note 2.

We did not make any material changes to valuation techniques or models used to determine the fair value of our assets and liabilities carried at fair value during the first quarter of 2008, subsequent to the adoption of SFAS 157. As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.

Our investment securities are valued using market inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored, and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker/dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers as well as observations of general market movements for those asset classes. It is possible that different valuation techniques and models could produce materially different estimates of fair values.

Our insurance liabilities that contain embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative fees, benefits and expenses. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include capital market assumptions, actuarial lapse, benefit utilization, mortality assumptions, risk margin assumptions, assumptions regarding administrative expenses and a margin for profit. In addition, a non-performance risk component is determined each valuation date that reflects the Company’s own risk of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those used by a market participant; however, as the related markets develop we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

The adoption of SFAS 157 increased our exposure to earnings volatility from period to period primarily due to the inclusion of the non-performance risk into the calculation of the guaranteed living benefit embedded derivative liability. For additional information, see our discussion in “Individual Markets – Annuities – Benefits” below.

The following summarizes the percentages of our financial instruments carried at fair value on a recurring basis by the SFAS 157 hierarchy levels:

	As of March 31, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Assets	0%	91%	9%	100%
Liabilities	0%	19%	81%	100%

Note: The percentages above are calculated excluding separate account assets.

Changes of our financial instruments carried at fair value and classified within level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in our portfolio mix and increases and decreases in fair values as a result of those classifications. During the quarter ended March 31, 2008, there were no material changes in financial instruments classified as level 3 of the fair value hierarchy. For further detail, see Note 15.

See “Consolidated Investments” below for a summary of our investments in available-for-sale securities backed by pools of residential mortgages.

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held as of March 31, 2008, contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 5 to the consolidated financial statements in our 2007 Form 10-K.

Guaranteed Living Benefits

We have a hedging strategy designed to mitigate the risk and statement of income volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage GMWB feature and our i4LIFE® Advantage guaranteed income benefit (“GIB”) feature that is available in our variable annuity products. In the second quarter of 2007, we also began hedging our 4LATER® Advantage GIB feature available in our variable annuity products. These living benefit features are collectively referred to as guaranteed living benefits (“GLBs”). During 2007, we made adjustments to our hedging program to purchase longer dated volatility protection and increased our hedges related to volatility to better match liability sensitivities under SFAS 157. In addition, in early January 2008, we added the variable annuity business in our New York insurance subsidiary, with total account values of approximately $1.2 billion as of March 31, 2008, to our hedge program. In February 2008, we added our new GMWB Lincoln Lifetime IncomeSM Advantage to our hedging program.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB and GIB features. This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB and GIB guarantees caused by those same factors. As of March 31, 2008, the embedded derivatives for GMWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were liabilities valued at $365 million, $104 million and $66 million, respectively.

Impact of our Guaranteed Benefit Features

The following table shows the favorable (unfavorable) earnings impacts of our guaranteed benefit features related to our variable annuity products (in millions):

	For the Three Months Ended March 31,
	2008	2007	Change
GLB	$9	$1	NM
GMDB (1)	(4)	(1)	NM

Total	$5	—	NM

(1)

Our reserves related to our guaranteed minimum death benefits (“GMDB”) are not accounted for as derivatives, and, because of this, the quarterly changes in values for our GMDB reserves and the hedging contracts may not offset each other.

NM - Not Meaningful

For additional information on our hedging results, see our discussion in “Individual Markets – Annuities – Benefits” below.

Acquisitions and Dispositions

Dispositions

Media Business

On June 7, 2007, we announced plans to explore strategic options for our former business segment, Lincoln Financial Media. During the fourth quarter of 2007, we decided to divest our television and Charlotte radio broadcasting and sports programming businesses, and, on November 12, 2007, we signed agreements to sell them. The divestiture of the sports programming business closed on November 30, 2007, the Charlotte radio broadcasting business closed on January 31, 2008, and the Television Broadcasting closed on March 31, 2008. Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented. We continue to actively manage our investment in our remaining radio clusters to maximize station performance and future valuation, which are now being reported within Other Operations. For additional information, see Note 3.

The proceeds from the sales of the above media properties were used for repurchase of shares, repayment of debt and other strategic initiatives.

The results of operations of these businesses have been reclassified into income from discontinued operations for all periods presented on the Consolidated Statements of Income. The amounts (in millions) related to operations of these businesses, included in income from discontinued operations, were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$22	$42	-48%

Income from discontinued operations before disposal, before federal income taxes	$8	$12	-33%
Federal income taxes	3	4	-25%

Income from discontinued operations before disposal	5	8	-38%

Disposal
Loss on disposal, before federal income taxes	(12)	—	NM
Federal income tax benefit	(3)	—	NM

Loss on disposal	(9)	—	NM

Income (loss) from discontinued operations	$(4)	$8	NM

During the first quarter of 2008, we adjusted our loss on disposal of discontinued media properties due primarily to changes in the net assets disposed of for Television Broadcasting.

Fixed Income Investment Management Business

During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be no more than $49 million. We expect this transaction to decrease income from operations, compared to the corresponding periods in 2007, by approximately $3 million, after-tax, per quarter in 2008.

During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax realized loss of $2 million on our Consolidated Statements of Income as a result of goodwill we attributed to this business. There were certain other pipeline accounts in process at the time of the transaction closing, and any adjustment to the purchase price, if necessary, will be determined at October 31, 2008. During the first quarter of 2008, we recorded an after-tax gain of $2 million on the Consolidated Statements of Income related to this transaction.

For additional information about acquisitions and dispositions, See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Acquisition and Dispositions” in our 2007 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Revenues
Insurance premiums	$509	$459	11%
Insurance fees	844	779	8%
Investment advisory fees	76	90	-16%
Net investment income	968	1,090	-11%
Realized gain (loss)	(38)	26	NM
Amortization of deferred gain on indemnity reinsurance	19	19	0%
Other revenues and fees	146	165	-12%

Total revenues	2,524	2,628	-4%

Benefits and Expenses
Interest credited	510	605	-16%
Benefits	691	589	17%
Underwriting, acquisition, insurance and other expenses	829	815	2%
Interest and debt expense	76	61	25%

Total benefits and expenses	2,106	2,070	2%

Income from continuing operations before taxes	418	558	-25%
Federal income taxes	125	170	-26%

Income from continuing operations	293	388	-24%
Income (loss) from discontinued operations, net of federal incomes taxes	(4)	8	NM

Net income	$289	$396	-27%

	For the Three Months Ended March 31,
	2008	2007	Change
Revenues
Operating revenues:
Individual Markets:
Annuities	$550	$605	-9%
Life Insurance	987	971	2%

Total Individual Markets	1,537	1,576	-2%

Employer Markets:
Retirement Products	304	316	-4%
Group Protection	399	361	11%

Total Employer Markets	703	677	4%

Investment Management	120	150	-20%
Lincoln UK	86	91	-5%
Other Operations	118	108	9%
Realized gain (loss)	(38)	26	NM
Amortization of deferred gain on indemnity reinsurance related to reserve developments	1	—	NM
Initial impact of the adoption of SFAS 157	(3)	—	NM

Total revenues	$2,524	$2,628	-4%

	For the Three Months Ended March 31,		Change
	2008	2007
Net Income
Operating income (loss):
Individual Markets:
Annuities	$129	$121	7%
Life Insurance	145	167	-13%

Total Individual Markets	274	288	-5%

Employer Markets:
Retirement Products	52	62	-16%
Group Protection	26	23	13%

Total Employer Markets	78	85	-8%

Investment Management	12	16	-25%
Lincoln UK	11	11	0%
Other Operations	(42)	(29)	-45%
Realized gain (loss)	(24)	17	NM
Initial impact of the adoption of SFAS 157	(16)	—	NM

Income from continuing operations	293	388	-24%
Income (loss) from discontinued operations	(4)	8	NM
Net income	$289	$396	-27%

	For the Three Months Ended March 31,		Change
	2008	2007
Deposits
Individual Markets:
Annuities	$3,025	$2,821	7%
Life Insurance	966	1,039	-7%
Employer Markets:
Retirement Products—Defined Contribution	1,552	1,487	4%
Retirement Products—Executive Benefits	165	65	154%
Investment Management	4,724	6,034	-22%
Consolidating adjustments (1)	(1,586)	(910)	-74%

Total deposits	$8,846	$10,536	-16%

Net Flows
Individual Markets:
Annuities	$1,181	$754	57%
Life Insurance	579	698	-17%
Employer Markets:
Retirement Products—Defined Contribution	281	221	27%
Retirement Products—Executive Benefits	71	(75)	195%
Investment Management	(1,165)	(88)	NM
Consolidating adjustments (1)	(69)	44	NM

Total net flows	$878	$1,554	-44%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.

	As of March 31,		Change
	2008	2007
Assets Under Management by Advisor
Investment Management:
External assets	$69,346	$85,164	-19%
Inter-segment assets	76,531	80,640	-5%
Lincoln UK	8,079	8,906	-9%
Policy loans	2,804	2,767	1%
Assets administered through unaffiliated third parties	67,965	59,523	14%

Total assets under management	$224,725	$237,000	-5%

Comparison of the Three Months Ended March 31, 2008 to 2007

Net income decreased due primarily to the following:

•	Lower earnings from our variable annuity and mutual fund products as a result of declines in assets under management caused by unfavorable equity markets;

•	Higher write-downs for other-than-temporary impairments on our available-for-sale securities attributable primarily to unfavorable changes in credit quality and increases in credit spreads;

•	Higher benefits due to growth in business in force;

•	Lower net investment income driven by less favorable results from our alternative investments and prepayment and bond makewhole premiums;

•	The $16 million impact of the initial adoption of SFAS 157 on January 1, 2008;

•	Higher interest and debt expenses from increased debt;

•	Higher underwriting, acquisition, insurance and other expenses due primarily to 401(k) expenses associated with the enhancements made to our employees’ 401(k) plan, effective January 1, 2008; and

•	The first quarter of 2008 adjustment to our loss on disposition of our discontinued operations.

The decrease in net income was partially offset by:

•

Growth in insurance fees driven by increases in life insurance in force as a result of new sales since March 31, 2007 and favorable persistency along with increases in variable account values from positive net flows; and

•	Decrease to benefit expense attributable to the fair value of our embedded derivatives under SFAS 157 being lower than the fair value of the derivatives in our related hedge program.

The foregoing items are discussed in further detail in results of operations by segment discussions below. In addition, for a discussion of the earnings impact of the equity markets, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”

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

Individual Markets – Annuities

Income from Operations

Details underlying the results for Individual Markets – Annuities (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Operating Revenues
Insurance premiums	$32	$13	146%
Insurance fees	281	236	19%
Net investment income	150	266	-44%
Other revenues and fees	87	90	-3%

Total operating revenues	550	605	-9%

Operating Expenses
Interest credited	83	167	-50%
Benefits	17	21	-19%
Underwriting, acquisition, insurance and other expenses	277	256	8%

Total operating expenses	377	444	-15%

Income from operations before taxes	173	161	7%
Federal income taxes	44	40	10%

Income from operations	$129	$121	7%

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations for this segment increased due primarily to a reduction in benefits attributable to our variable annuity business. This reduction was primarily a result of the fair value of our embedded derivatives under SFAS 157 being lower than the fair value of the derivatives in our related hedge program.

The increase in income from operations was partially offset by an increase in underwriting, acquisition, insurance and other expenses and a reduction in income from operations due to lower variable account values that were impacted by unfavorable equity markets.

The increase in income from operations is discussed further below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Insurance Fees
Mortality, expense and other assessments	$279	$233	20%
Surrender charges	10	10	0%
DFEL:
Deferrals	(12)	(10)	-20%
Amortization, excluding unlocking	5	4	25%
Retrospective unlocking	(1)	(1)	0%

Total insurance fees	$281	$236	19%

	As of March 31,		Change
	2008	2007
Account Values
Variable portion of variable annuities	$54,966	$50,300	9%
Fixed portion of variable annuities	3,469	3,476	0%

Total variable annuities	58,435	53,776	9%

Fixed annuities, including indexed	14,232	14,663	-3%
Fixed annuities ceded to reinsurers	(1,306)	(1,689)	23%

Total fixed annuities	12,926	12,974	0%

Total account values	$71,361	$66,750	7%

	For the Three Months Ended March 31,		Change
	2008	2007
Averages
Daily variable account values	$55,318	$49,284	12%

Daily S&P 500 Index®	1,349.16	1,424.78	-5%

	For the Three Months Ended March 31,		Change
	2008	2007
Net Flows
Variable portion of variable annuity deposits	$1,865	$2,000	-7%
Variable portion of variable annuity withdrawals	(1,259)	(1,179)	-7%

Variable portion of variable annuity net flows	606	821	-26%

Fixed portion of variable annuity deposits	856	535	60%
Fixed portion of variable annuity withdrawals	(124)	(151)	18%

Fixed portion of variable annuity net flows	732	384	91%

Total variable annuity deposits	2,721	2,535	7%
Total variable annuity withdrawals	(1,383)	(1,330)	-4%

Total variable annuity net flows	1,338	1,205	11%

Fixed indexed annuity deposits	218	160	36%
Fixed indexed annuity withdrawals	(83)	(63)	-32%

Fixed indexed annuity net flows	135	97	39%

Other fixed annuity deposits	86	126	-32%
Other fixed annuity withdrawals	(378)	(674)	44%

Other fixed annuity net flows	(292)	(548)	47%

Total annuity deposits	3,025	2,821	7%
Total annuity withdrawals	(1,844)	(2,067)	11%

Total annuity net flows	$1,181	$754	57%

Insurance fees include charges on both our variable and fixed annuity products. We charge contract holders with mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily account values are driven by net flows and equity markets. Our elective riders for guarantees that we offer, such as GMDB, GMWB and GIB, have additional assessment charges associated with them, which depending on the rider are based on either the account value or the related guarantee amount. Therefore, changes in rider utilization will impact our average assessment rates. In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods, to protect us from premature withdrawals.

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

Comparison of the Three Months Ended March 31, 2008 to 2007

The growth in expense assessments was attributable to an increase in average variable annuity account values and an increase in average expense assessment rates driven primarily by the increase in account values with elective variable annuity guarantee riders, such as GMDB, GMWB and GIB, which have incremental expense assessment charges associated with them. The increase in account values reflects cumulative positive net flows, which offset the reduction in variable account values from unfavorable equity markets in the first quarter of 2008.

In the past several years, we have concentrated our efforts on expanding both product and distribution breadth. Annuity deposits increased as a result of continued strong sales of products with guaranteed living benefit riders and the expansion of the wholesaling force in LFD.

Overall lapse rates for the first quarter of 2008 were 8% compared to 10% for the same period in 2007.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$227	$237	-4%
Change in call option market value (1)	(97)	1	NM
Commercial mortgage loan prepayment and bond makewhole premiums (2)	1	1	0%
Alternative investments (3)	—	1	-100%
Surplus investments (4)	18	24	-25%
Broker-dealer	1	2	-50%

Total net investment income	$150	$266	-44%

Interest Credited
Amount provided to contract holders	$183	$184	-1%
Change in indexed annuity contract liabilities market value (1)	(94)	(1)	NM
SFAS 133 forward-starting option (5)	10	4	150%
Opening balance sheet adjustment (6)	—	(4)	100%
DSI deferrals	(26)	(24)	-8%

Interest credited before DSI amortization	73	159	-54%
DSI amortization:
Excluding unlocking	11	9	22%
Retrospective unlocking	(1)	(1)	0%

Total interest credited	$83	$167	-50%

(1)	The change in the call option market value in net investment income largely offsets the change in interest credited caused by fluctuations in the value of our indexed annuity contract liabilities.
(2)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(3)	See “Consolidated Investments – Alternative Investments” below for additional information.
(4)	Represents net investment income on the required statutory surplus for this segment.
(5)

SFAS 133/157 requires that we calculate the fair values of index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods, which we refer to as the SFAS 133/157 forward-starting option liability. This liability represents an estimate of the cost of the options we may purchase in the future less expected charges to contract holders, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. The amount reported in this table represents the change in the fair values of this liability, which results in volatility in interest credited. The interest rate assumption used in discounting this liability within the fair value calculation is the primary driver of the change in value.

(6)	Net adjustment to the opening balance sheet of Jefferson-Pilot finalized in 2007.

	For the Three Months Ended March 31,		Basis Point Change
	2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.85%	5.88%	(3)
Commercial mortgage loan prepayment and bond make whole premiums	0.03%	0.03%	—
Alternative investments	-0.01%	0.02%	(3)

Net investment income yield on reserves	5.87%	5.93%	(6)

Amount provided to contract holders	3.81%	3.72%	9
SFAS 133 forward-starting option	0.24%	0.10%	14
Opening balance sheet adjustment	0.00%	-0.09%	9

Interest rate credited to contract holders	4.05%	3.73%	32

Interest rate spread	1.82%	2.20%	(38)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended March 31,		Change
	2008	2007
Average invested assets on reserves	$15,715	$16,501	-5%
Average fixed account values, including the fixed portion of variable	17,315	17,839	-3%
Net flows for fixed annuities, including the fixed portion of variable	575	(67)	NM

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management account interest expense, interest on collateral and the change in the call option fair value, divided by average invested assets on reserves. The average invested assets on reserves is calculated based upon total invested assets, excluding hedge derivatives. The average crediting rate is calculated as interest credited before DSI amortization, plus the immediate annuity reserve change (included within benefits), less the mark-to-market adjustment on the indexed business, divided by the average fixed account values, including the fixed portion of variable, net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Changes in the fair value of call options, commercial mortgage loan prepayments and bond makewhole premiums, alternative investment income, surplus investment income and SFAS 133/157 forward-starting options can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

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

Comparison of the Three Months Ended March 31, 2008 to 2007

The decrease in fixed maturity securities, mortgage loans on real estate and other net investment income was due primarily to the decrease in fixed account values, including the fixed portion of variable. Interest credited provided to contract holders remained relatively flat as a decline in our fixed, including the fixed portion of variable, business was offset by an elevated rate.

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $5.2 billion as of March 31, 2008, with 41% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 41 basis points in excess of average minimum guaranteed rates. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. In addition to the separate items identified in the interest rate spread table above, the other component of the interest rate credited to contract holders decreased due primarily to a roll-off of multi-year guarantee and annual reset annuities with higher interest rates.

We expect to manage the effect of spreads for near-term operating income through a combination of rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Benefits
Guaranteed living benefits:
Change in reserves	$256	$(26)	NM
Results of hedge program	(289)	22	NM
Guaranteed death benefits:
Change in reserves	7	4	75%
Results of hedge program	(1)	—	NM
Claims paid	7	2	250%

Total guaranteed benefits	(20)	2	NM
Other (1)	37	19	95%

Total benefits	$17	$21	-19%

(1)	Composed primarily of changes in reserves on immediate annuity account values driven by premiums.

We have a hedge program that is designed to mitigate the risk and earnings volatility caused by changes in equity markets, interest rates and volatility associated with the guaranteed benefit features of our variable annuity products, including GMDB, GMWB and GIB riders. Our variable annuity products with living benefit guarantees are considered embedded derivatives and are recorded on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. In the table above, we have presented the components of our guaranteed benefit results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur. For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Comparison of the Three Months Ended March 31, 2008 to 2007

The decrease in benefits was due primarily to the impact of our guaranteed benefit hedge program exceeding the change in reserves and costs, partially offset by an increase in benefits attributable to single premium immediate annuities, which had a corresponding increase in insurance premiums.

The adoption of SFAS 157 resulted in a fair value of the embedded derivative that was lower than the fair value of the derivative instruments. This created an over-hedged position, driving a decline in our guaranteed living benefits for the first quarter of 2008. For a discussion of this fair value determination under SFAS 157, see “Critical Accounting Policies and Estimates” above.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$165	$153	8%
General and administration expenses	80	69	16%
Taxes, licenses and fees	8	7	14%

Total expenses incurred, excluding broker-dealer	253	229	10%
DAC and VOBA deferrals	(173)	(158)	-9%

Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	80	71	13%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	(10)	(10)	0%
Other amortization	115	106	8%
Broker-dealer expenses incurred:
Commissions	67	67	0%
General and administration expenses	23	20	15%
Taxes, licenses and fees	2	2	0%

Total underwriting, acquisition, insurance and other expenses	$277	$256	8%

DAC and VOBA deferrals
As a percentage of sales/deposits	5.7%	5.6%

Commissions and other costs, that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to estimated gross profits (“EGPs”). We have certain trail commissions that are based upon account values that are expensed as incurred rather than being deferred and amortized.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized. These expenses are more than offset by increases to other income.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in expenses incurred, excluding broker-dealer, and DAC and VOBA amortization, excluding unlocking, was attributable primarily to growth in account values from sales.

The increase in broker-dealer general and administrative expenses was attributable primarily to increases in personnel costs.

Individual Markets – Life Insurance

Income from Operations

Details underlying the results for Individual Markets – Life Insurance (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Operating Revenues
Insurance premiums	$86	$88	-2%
Insurance fees	445	419	6%
Net investment income	447	454	-2%
Other revenues and fees	9	10	-10%

Total operating revenues	987	971	2%

Operating Expenses
Interest credited	258	252	2%
Benefits	296	246	20%
Underwriting, acquisition, insurance and other expenses	213	221	-4%

Total operating expenses	767	719	7%

Income from operations before taxes	220	252	-13%
Federal income taxes	75	85	-12%

Income from operations	$145	$167	-13%

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•

Higher benefits due to higher mortality and lower benefits in the first quarter of 2007 partially related to a $14 million reduction in benefits related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot;

•

Lower net investment income due to reductions in invested assets caused by a reduction in statutory reserves related to results of the merger of several of our insurance subsidiaries and certain assumption changes in the fourth quarter of 2007 and less favorable results from our alternative investment income and prepayment and bond makewhole premiums; and

•	A decrease attributable to unfavorable retrospective unlocking of DAC and VOBA for the first quarter of 2008 compared to favorable retrospective unlocking for the first quarter of 2007.

The decrease in income from operations was partially offset by the following:

•

Growth in insurance fees driven by an increase in business in force as a result of new sales since March 31, 2007, and favorable persistency, partially offset by the impact on insurance fees from lower sales in the first quarter of 2008 compared to the first quarter of 2007 and adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies.

The foregoing items are discussed further below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Comparison of the Three Months Ended March 31, 2008 to 2007

Traditional in-force face amount and thus premiums remained relatively flat.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Insurance Fees
Mortality assessments	$313	$292	7%
Expense assessments	164	154	6%
Surrender charges	16	15	7%
DFEL:
Deferrals	(88)	(66)	-33%
Amortization, excluding unlocking	36	27	33%
Retrospective unlocking	4	(3)	233%

Total insurance fees	$445	$419	6%

	For the Three Months Ended March 31,		Change
	2008	2007
Sales by Product
UL:
Excluding MoneyGuard ®	$114	$166	-31%
MoneyGuard ®	11	7	57%

Total UL	125	173	-28%
VUL	15	21	-29%
Term/whole life	5	9	-44%

Total sales	$145	$203	-29%

Net Flows
Deposits	$966	$1,039	-7%
Withdrawals and deaths	(387)	(341)	-13%

Net flows	$579	$698	-17%

Contract holder assessments	$643	$601	7%

	As of March 31,		Change
	2008	2007
Account Values
UL	$21,079	$19,982	5%
VUL	4,526	4,696	-4%
Interest-sensitive whole life	2,276	2,246	1%

Total account values	$27,881	$26,924	4%

In-Force Face Amount
UL and other	$286,187	$272,920	5%
Term insurance	234,860	235,491	0%

Total in-force face amount	$521,047	$508,411	2%

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

Sales in the table above and as discussed below were reported as follows:

•	UL, VUL, MoneyGuard®—100% of annualized expected target premiums plus 5% of paid excess premiums, including an adjustment for internal replacements at approximately 50% of target; and

•	Whole life and term—100% of first year paid premiums.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.

We have screening procedures to identify sales that we believe have characteristics associated with investor-owned life insurance in order to prevent policies with these characteristics from being issued. However, accurate identification of these policies can be difficult, and we continue to modify our screening procedures. We believe that our sales of UL products include some sales with investor-owned life insurance characteristics. We expect no significant impact to our profitability; however, returns on UL business sold as part of investor-owned designs are believed to be lower than traditional estate planning UL sales due in part to no expected lapses.

UL and VUL products with secondary guarantees represented approximately 32% of interest-sensitive life insurance in force as of March 31, 2008, and approximately 76% of sales for the first quarter of 2008. Actuarial Guideline 38 (“AG38”) imposes additional statutory reserve requirements for these products. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” for further information on the manner in which we reinsure our AG38 reserves.

Comparison of the Three Months Ended March 31, 2008 to 2007

The growth in mortality and expense assessments was attributable to increased business in force. Life insurance in force and account values grew as a result of new sales since March 31, 2007, and favorable persistency. In addition, insurance fees for the first quarter of 2007 were reduced by $5 million related primarily to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot.

The first quarter of 2008 had favorable retrospective unlocking (increase to DFEL amortization) due primarily to unfavorable excess investment income, unfavorable mortality on permanent products and model adjustments on certain life insurance policies.

The first quarter of 2007 had unfavorable retrospective unlocking (decrease to DFEL amortization) due primarily to favorable persistency, higher excess investment income and lower maintenance expenses.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$424	$411	3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	3	11	-73%
Alternative investments (2)	—	8	-100%
Surplus investments (3)	20	24	-17%

Total net investment income	$447	$454	-2%

Interest Credited	$258	$252	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.

	For the Three Months Ended March 31,		Basis Point Change
	2008	2007
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.99%	6.15%	(16)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.20%	(16)
Alternative investments	0.01%	0.13%	(12)

Net investment income yield on reserves	6.04%	6.48%	(44)
Interest rate credited to contract holders	4.34%	4.46%	(12)

Interest rate spread	1.70%	2.02%	(32)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.12%	6.35%	(23)
Commercial mortgage loan prepayment and bond makewhole premiums	0.11%	0.02%	9
Alternative investments	-0.02%	0.04%	(6)

Net investment income yield on reserves	6.21%	6.41%	(20)

Note:	The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended March 31,		Change
	2008	2007
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$22,916	$21,696	6%
Account values—universal and whole life	23,258	22,059	5%
Attributable to traditional products:
Invested assets on reserves	5,304	5,018	6%

A portion of the investment income earned for this segment is credited to contract holder accounts. Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements. Invested assets are also affected by various reserve adjustments, primarily the result of the merger of several of our insurance subsidiaries, the modification of accounting for certain of our life insurance policies, and by capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets for other corporate purposes. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest sensitive products. The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves. In addition, we exclude the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. Commercial mortgage loan prepayments and bond makewhole premiums and alternative investment income can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was due partially to continued growth of business in force, partially offset by the impact of reductions in statutory reserves. The decrease in alternative investment income was driven primarily by unfavorable results from limited partnership investments. Higher AG38 statutory reserve liabilities on UL policies with secondary guarantees contributed to invested asset growth. At June 30, 2007, we reduced statutory reserves related to our secondary guarantee UL products by approximately $150 million, which has reduced the amount of net investment income allocated to this segment by $2 million per quarter. This statutory reserve reduction related to modifying the accounting for certain of our life insurance policies. In October 2007, we released approximately $300 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a capital transaction to provide AG38 relief. This release of capital lowered the level of assets supporting this business and has reduced net investment income by approximately $5 million per quarter. As of December 31, 2007, we reduced statutory reserves related primarily to legal entity consolidation by $344 million, which has reduced the amount of net investment income allocated to this segment by approximately $5 million in the first quarter of 2008. This reduction in statutory reserves was primarily a result of the merger of several of our insurance subsidiaries.

The increase in interest credited was attributable primarily to growth in UL account values of 5%. On June 1, 2007, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads approximately 5 basis points. On June 1, 2008, we expect to implement a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which is expected to increase spreads approximately 5 basis points.

For the first quarter of 2008, the portfolio rates exceeded new money rates by roughly 19 basis points. For the first quarter of 2007, the portfolio rates exceeded new money rates by roughly 25 basis points. As of March 31, 2008, 53% of interest-sensitive account values have crediting rates at contract guaranteed levels, and 36% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Benefits
Death claims direct and assumed	$546	$484	13%
Death claims ceded	(238)	(189)	-26%
Reserves released on death	(98)	(92)	-7%

Net death benefits	210	203	3%
Change in reserves for products with secondary guarantees	26	—	NM
Other benefits (1)	60	43	40%

Total benefits	$296	$246	20%

Death claims per $1,000 of inforce	1.49	1.48	1%

(1)	Other benefits include primarily traditional product changes in reserves and dividends.

Benefits for this segment include death claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products. In addition, benefits include the change in reserves for our products with secondary guarantees. The reserve for secondary guarantees is impacted by changes in expected future trends of claims and assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in benefits was due primarily to growth in business in force, higher mortality and an increase in reserves for products with secondary guarantees, partially offset by $14 million in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot.

An adjustment to account values and modification of accounting related to certain life insurance policies in the second quarter of 2007 increased reserves for products with secondary guarantees. In the third quarter of 2007, we had an unfavorable prospective unlocking that also resulted in an increase in reserves for products with secondary guarantees. As a result of these changes, we expect an increase in reserves of approximately $4 million in future quarters.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$183	$227	-19%
General and administration expenses	103	110	-6%
Taxes, licenses and fees	29	33	-12%

Total expenses incurred	315	370	-15%
DAC and VOBA deferrals	(234)	(289)	19%

Total expenses recognized before amortization	81	81	0%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	10	(12)	183%
Other amortization	121	151	-20%
Other intangible amortization	1	1	0%

Total underwriting, acquisition, insurance and other expenses	$213	$221	-4%

DAC and VOBA deferrals
As a percentage of sales	161.4%	142.4%

Commissions and other general and administrative expenses that vary with and are related primarily to the production of new business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the lives of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

Comparison of the Three Months Ended March 31, 2008 to 2007

The decrease in expenses incurred was primarily a result of lower sales. The decrease in DAC and VOBA amortization, excluding unlocking, was due partially to unfavorable gross margins primarily from unfavorable investment results. In addition, DAC and VOBA amortization increased by $10 million related to adjustments to the opening balance sheet of Jefferson-Pilot finalized in the first quarter of 2007.

The first quarter of 2008 unfavorable retrospective unlocking (increase to DAC and VOBA amortization) was due primarily to unfavorable excess investment income, unfavorable mortality on permanent products, and model adjustments on certain life insurance policies.

The first quarter of 2007 favorable retrospective unlocking (decrease to DAC and VOBA amortization) was due primarily to favorable persistency, higher excess investment income and lower maintenance expenses.

RESULTS OF EMPLOYER MARKETS

The Employer Markets business provides its products through two segments: Retirement Products and Group Protection. The Retirement Products segment operates through two lines of business – Defined Contribution, which provides employer-sponsored variable and fixed annuities, and mutual-fund based programs in the 401(k), 403(b) and 457 marketplaces, and Executive Benefits, which provides corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”). Our Institutional Pension business, which was previously reported as part of the Retirement Products segment, is now being reported in Other Operations. The Group Protection segment of Employer Markets offers group life, disability and dental insurance to employers.

Employer Markets – Retirement Products

Income from Operations

Details underlying the results for Employer Markets – Retirement Products (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Insurance fees	$75	$75	0%
Net investment income	224	236	-5%
Other revenues and fees	5	5	0%

Total operating revenues	304	316	-4%

Operating Expenses
Interest credited	144	142	1%
Benefits	3	3	0%
Underwriting, acquisition, insurance and other expenses	83	82	1%

Total operating expenses	230	227	1%

Income from operations before taxes	74	89	-17%
Federal income taxes	22	27	-19%

Income from operations	$52	$62	-16%

The discussion of Employer Markets – Retirement Products is provided in “Retirement Products – Defined Contribution” and “Retirement Products – Executive Benefits” below.

Retirement Products – Defined Contribution

Income from Operations

Details underlying the results for Employer Markets – Retirement Products – Defined Contribution (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Insurance fees	$61	$62	-2%
Net investment income	172	180	-4%
Other revenues and fees	5	5	0%

Total operating revenues	238	247	-4%

Operating Expenses
Interest credited	106	104	2%
Underwriting, acquisition, insurance and other expenses	76	72	6%

Total operating expenses	182	176	3%

Income from operations before taxes	56	71	-21%
Federal income taxes	16	21	-24%

Income from operations	$40	$50	-20%

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations for this line of business decreased due primarily to the following:

•	Lower net investment income driven by less favorable results from our alternative investment income and prepayment and bond makewhole premiums;

•	Higher underwriting, acquisition, insurance and other expenses due to unfavorable retrospective unlocking of DAC and VOBA for the first quarter of 2008; and

•	Unfavorable impact of lower average daily account values due to unfavorable equity markets.

The decrease in income from operations was partially offset by growth in insurance fees driven by increases in account values from positive net flows; however, a substantial increase in new deposit production is necessary to maintain earnings at current levels.

The foregoing items are discussed further below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Insurance Fees
Annuity expense assessments	$55	$56	-2%
Mutual fund fees	4	4	0%

Total expense assessments	59	60	-2%
Surrender charges	2	2	0%

Total insurance fees	$61	$62	-2%

Average Daily Variable Account Values	$16,640	$17,582	-5%

Average Daily S&P 500 Index®	1,349.16	1,424.78	-5%

	As of March 31,		Change
	2008	2007
Account Values
Variable portion of variable annuities	$16,292	$17,676	-8%
Fixed portion of variable annuities	6,051	6,122	-1%

Total variable annuities	22,343	23,798	-6%

Fixed annuities	5,166	4,870	6%

Total annuities	27,509	28,668	-4%
Mutual funds	7,254	5,807	25%

Total annuities and mutual funds	$34,763	$34,475	1%

	For the Three Months Ended March 31,
	2008	2007	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance at beginning-of-period	$7,798	$7,535	3%
Gross deposits	499	460	8%
Withdrawals and deaths	(570)	(451)	-26%

Net flows	(71)	9	NM
Transfers between fixed and variable accounts	(12)	(5)	NM
Investment increase and change in market value	(497)	150	NM

Balance at end-of-period	$7,218	$7,689	-6%

Total Mid – Large Segment:
Balance at beginning-of-period	$9,463	$6,975	36%
Gross deposits	769	711	8%
Withdrawals and deaths	(159)	(118)	-35%

Net flows	610	593	3%
Transfers between fixed and variable accounts	(29)	2	NM
Investment increase and change in market value	(423)	164	NM

Balance at end-of-period	$9,621	$7,734	24%

Total Multi-Fund ® and Other Variable Annuities: (1)
Balance at beginning-of-period	$18,797	$19,146	-2%
Gross deposits	284	316	-10%
Withdrawals and deaths	(542)	(697)	22%

Net flows	(258)	(381)	32%
Transfers between fixed and variable accounts	(1)	(4)	75%
Inter-segment transfer	294	—	NM
Investment increase and change in market value	(908)	291	NM

Balance at end-of-period	$17,924	$19,052	-6%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$36,058	$33,656	7%
Gross deposits	1,552	1,487	4%
Withdrawals and deaths	(1,271)	(1,266)	0%

Net flows	281	221	27%
Transfers between fixed and variable accounts	(42)	(7)	NM
Inter-segment transfer	294	—	NM
Investment increase and change in market value	(1,828)	605	NM

Balance at end-of-period (2)	$34,763	$34,474	1%

(1)

This is our oldest block of annuity business and the return on assets is more than two times that of new deposits. Therefore, a substantial increase in new deposit production is necessary to maintain earnings at current levels.

(2)	Includes mutual fund account values. Mutual funds are not included in the separate accounts.

	For the Three Months Ended March 31,		Change
	2008	2007
Net Flows
Variable portion of variable annuity deposits	$674	$655	3%
Variable portion of variable annuity withdrawals	(833)	(813)	-2%

Variable portion of variable annuity net flows	(159)	(158)	-1%

Fixed portion of variable annuity deposits	93	100	-7%
Fixed portion of variable annuity withdrawals	(210)	(233)	10%

Fixed portion of variable annuity net flows	(117)	(133)	12%

Total variable annuity deposits	767	755	2%
Total variable annuity withdrawals	(1,043)	(1,046)	0%

Total variable annuity net flows	(276)	(291)	5%

Fixed annuity deposits	240	198	21%
Fixed annuity withdrawals	(160)	(166)	4%

Fixed annuity net flows	80	32	150%

Total annuity deposits	1,007	953	6%
Total annuity withdrawals	(1,203)	(1,212)	1%

Total annuity net flows	(196)	(259)	24%

Mutual fund deposits	545	534	2%
Mutual fund withdrawals	(68)	(54)	-26%

Mutual fund net flows	477	480	-1%

Total annuity and mutual fund deposits	1,552	1,487	4%
Total annuity and mutual fund withdrawals	(1,271)	(1,266)	0%

Total annuity and mutual fund net flows	$281	$221	27%

We charge expense assessments to cover insurance and administrative expenses. Expense assessments are generally equal to a percentage of the daily variable account values. Our expense assessments include fees we earn for the services that we provide to our mutual fund programs. In addition, we collect surrender charges when contract holders surrender their contracts during the surrender charge periods to protect us from premature withdrawals.

New deposits are an important component of our effort to grow our business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. The other component of net flows relates to the retention of our business as demonstrated by our lapse rates.

We serve the mid-large case 401(k) and 403(b) markets with our mutual fund programs. Our programs bundle our fixed annuity products with mutual funds, along with record keeping and employee education components. The amounts associated with the mutual fund programs are not included in the assets or liabilities reported on our Consolidated Balance Sheets.

The distribution model for the micro-small case 401(k) market is focused on driving growth through financial intermediaries. As of March 31, 2008, we had 71 wholesalers in place to support this business and intend to add an additional 18 wholesalers throughout the remainder of 2008. We are beginning to experience an increase in new business activity as a result of building our own wholesaling force for this market.

Comparison of the Three Months Ended March 31, 2008 to 2007

The decrease in expense assessments was driven by lower average daily variable annuity account values due to unfavorable equity markets.

Deposits in our mid-large segment (including mutual fund program fixed annuity deposits) increased due to an increase in the number of mutual fund program accounts, which resulted in both an increase in initial deposits and an increase in ongoing periodic deposits.

The overall lapse rate for our annuity products was 16% for the first quarter of 2008 compared to 15% for the same period in 2007. The return on assets, calculated as income divided by average assets under management, for Multi-Fund® and Other Variable Annuities, our oldest block of annuity business, is more than two times that of new deposits. Therefore, a substantial increase in new deposit production is necessary to maintain earnings at current levels.

As of March 31, 2008, approximately $13.3 billion, or 60%, of variable annuity contract account values contained a return of premium death benefit feature, and the net amount at risk related to these contracts was $24 million. The remaining variable annuity contract account values contain no GMDB feature.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$162	$164	-1%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	—	1	-100%
Alternative investments (2)	(1)	2	NM
Surplus investments (3)	11	13	-15%

Total net investment income	$172	$180	-4%

Interest Credited	$106	$104	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.

	For the Three Months Ended March 31,		Basis Point Change
	2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.93%	6.12%	(19)
Commercial mortgage loan prepayment and bond makewhole premiums	0.02%	0.03%	(1)
Alternative investments	-0.03%	0.07%	(10)

Net investment income yield on reserves	5.92%	6.22%	(30)
Interest rate credited to contract holders	3.81%	3.81%	—

Interest rate spread	2.11%	2.41%	(30)

Note:	The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended March 31,		Change
	2008	2007
Average invested assets on reserves	$10,888	$10,778	1%
Average fixed account values, including the fixed portion of variable	11,123	10,955	2%
Net flows for fixed annuities, including the fixed portion of variable	(37)	(101)	63%

A portion of our investment income earned is credited to the contract holders of our fixed products. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed product line and what we credit to our fixed contract holders’ accounts, including the fixed portion of variable annuities. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, divided by average invested assets on reserves. The average crediting rate is calculated as interest credited less amortization related to DSI, divided by the average fixed account values, including the fixed portion of variable annuities. Commercial mortgage loan prepayments and bond makewhole premiums, alternative investment income and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Comparison of the Three Months Ended March 31, 2008 to 2007

While fixed maturity securities, mortgage loans on real estate and other net investment income was relatively flat, the yield declined due to lower reinvestment rates, which was offset by the increase in average fixed account values, including the fixed portion of variable driven by transfers from variable annuities. In response to the competitive environment, we reduced crediting rates by 10 basis points and reduced new money rates by 25 basis points for Multi-Fund® and mutual fund products. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment and makewhole premiums. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$20	$19	5%
General and administration expenses	52	50	4%
Taxes, licenses and fees	4	5	-20%

Total expenses incurred	76	74	3%
DAC deferrals	(24)	(22)	-9%

Total expenses recognized before amortization	52	52	0%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	3	—	NM
Other amortization	21	20	5%

Total underwriting, acquisition, insurance and other expenses	$76	$72	6%

DAC deferrals
As a percentage of sales/deposits	1.5%	1.5%

Commissions and other costs, that vary with and are related primarily to the production of new business, excluding those associated with our mutual fund products, are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are not deferred and amortized, as is the case for our insurance products.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in expenses incurred was due primarily to growth in business in force, partially offset by DAC deferrals. The increase in retrospective DAC unlocking for the three months ended March 31, 2008, was primarily attributable to higher lapses than were estimated in our DAC models.

Retirement Products – Executive Benefits

Income from Operations

Details underlying the results for Retirement Products – Executive Benefits (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Insurance fees	$14	$13	8%
Net investment income	52	56	-7%

Total operating revenues	66	69	-4%

Operating Expenses
Interest credited	38	38	0%
Benefits	3	3	0%
Underwriting, acquisition, insurance and other expenses	7	10	-30%

Total operating expenses	48	51	-6%

Income from operations before taxes	18	18	0%
Federal income taxes	6	6	0%

Income from operations	$12	$12	0%

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations remained flat as lower net investment income driven by less favorable results from our alternative investment income and lower earnings on surplus were offset by lower DAC and VOBA amortization expense due to unfavorable retrospective unlocking in 2007.

The foregoing items are discussed further below.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in force (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Insurance Fees
Mortality assessments	$9	$9	0%
Expense assessments	7	4	75%
DFEL:
Deferrals	(2)	(1)	-100%
Amortization	—	1	-100%

Total insurance fees	$14	$13	8%

	For the Three Months Ended March 31,		Change
	2008	2007
COLI and BOLI - Sales	$28	$20	40%

COLI and BOLI - Account Values
Balance at beginning-of-year	$4,436	$4,305	3%
Deposits (1)	165	65	154%
Withdrawals and deaths (1)	(94)	(140)	33%

Net flows	71	(75)	195%
Policyholder assessments	(20)	(18)	-11%
Interest credited and change in market value	(27)	52	NM

Balance at end-of-year	$4,460	$4,264	5%

COLI and BOLI - In Force	$15,826	$14,747	7%

(1)	Deposits and withdrawals and deaths each include $44 million related to the exchange of legacy Jefferson-Pilot products with new Lincoln products in the first quarter of 2008.

Our mortality and expense assessments are deducted from our contract holders’ account values and reported as insurance fees. For this business, the mortality and expense assessments amounts are a function of the rates priced into the product and face amount of our insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Included in the business acquired with the Jefferson-Pilot companies are BOLI products, which accounted for $1.7 billion in contract holder fund balances as of March 31, 2008. VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $115 million as of March 31, 2008. These contracts, which are generally not subject to surrender charges, are owned by several thousand contract holders. These contracts were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to contract holders on competitors’ products being more attractive than on our policies in force. The following factors may influence contract holders to continue these coverages: our ability to adjust crediting rates; relatively high minimum rate guarantees; the difficulty of re-underwriting existing and additional covered lives; and unfavorable tax attributes of certain surrenders. Our assumptions for amortizing VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

Consistent with the way we report UL sales, we report COLI and BOLI sales as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. Sales in this business tend to be of large case nature and can fluctuate significantly from quarter to quarter.

Comparison of the Three Months Ended March 31, 2008 to 2007

Mortality and expense assessments for this business were favorably impacted by higher variable fees resulting from a customer transferring $55 million of fixed account value to variable account value in the second quarter of 2007 partially offset by declines in variable account values from unfavorable equity markets. Expense assessments are also increasing as client deposits are primarily into variable products.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$51	$54	-6%
Surplus investments (1)	1	2	-50%

Total net investment income	$52	$56	-7%

Interest Credited	$38	$38	0%

(1)	Represents net investment income on the required statutory surplus for this segment.

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

Commercial mortgage loan prepayments and bond makewhole premiums, alternative investment income and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

Comparison of the Three Months Ended March 31, 2008 to 2007

Fixed maturity securities, mortgage loans on real estate and other net investment income decreased due to the unfavorable impact of a customer transferring $55 million from fixed accounts to variable accounts in the second quarter of 2007, reducing the interest margin, and higher consent fees in 2007. Additionally, earnings on surplus investments were negatively impacted by unfavorable equity markets.

On January 1, 2008, we implemented a 25 basis point increase in crediting rates on a small block of policies that have approximately $150 million of fixed account value. This increase in interest credited partially offset the impact of a customer transferring $55 million from fixed accounts to variable accounts in the second quarter of 2007.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its interest-sensitive products.

Comparison of the Three Months Ended March 31, 2008 to 2007

Benefits remained flat despite growth in business in force due to favorable mortality. Additionally, benefits were favorably impacted by a recovery on a reinsurance agreement in 2007.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$12	$6	100%
General and administration expenses	3	2	50%
Taxes, licenses and fees	2	1	100%

Total expenses incurred	17	9	89%
DAC and VOBA deferrals	(12)	(7)	-71%

Total expenses recognized before amortization	5	2	150%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	(1)	3	NM
Other amortization	3	5	-40%

Total underwriting, acquisition, insurance and other expenses	$7	$10	-30%

DAC and VOBA deferrals
As a percentage of sales	42.9%	35.0%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and, for our interest-sensitive products, are amortized over the lives of the contracts in relation to EGPs.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in expenses incurred was primarily a result of increased sales.

The favorable retrospective unlocking (decrease to DAC and VOBA amortization) in the first quarter of 2008 was due primarily to favorable persistency and mortality. The unfavorable retrospective unlocking (increase to DAC and VOBA amortization) in the first quarter of 2007 was due to higher than expected surrender activity. The surrender activity occurred for a variety of reasons, and no systemic issues, such as service or product competitiveness, contributed to this surrender activity.

Employer Markets – Group Protection

The Group Protection segment offers group life, disability and dental insurance to employers. The segment’s products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Income from Operations

Details underlying the results for Employer Markets – Group Protection (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Insurance premiums	$370	$332	11%
Net investment income	28	28	0%
Other revenues and fees	1	1	0%

Total operating revenues	399	361	11%

Operating Expenses
Benefits	269	247	9%
Underwriting, acquisition, insurance and other expenses	90	78	15%

Total operating expenses	359	325	10%

Income from operations before taxes	40	36	11%
Federal income taxes	14	13	8%

Income from operations	$26	$23	13%

	For the Three Months Ended March 31,		Change
	2008	2007
Income from Operations by Product Line
Life	$10	$9	11%
Disability	15	13	15%
Dental	—	—	NM

Total non-medical	25	22	14%
Medical	1	1	0%

Total income from operations	$26	$23	13%

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations for this segment increased due to the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and

•	Combined total non-medical loss ratio experience at the lower end of our expected range.

The increase in income from operations was partially offset by an increase to underwriting, acquisition, insurance and other expenses due to growth in our business in force, higher 401(k) expenses, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment.

The foregoing items are discussed further below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Insurance Premiums by Product Line
Life	$133	$119	12%
Disability	162	145	12%
Dental	37	33	12%

Total non-medical	332	297	12%
Medical	38	35	9%

Total insurance premiums	$370	$332	11%

Sales	$54	$61	-11%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience.

Sales in the table above and as discussed below are the combined annualized premiums for our life, disability and dental products. Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders. The trend in sales is an important indicator of development of business in force over time.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in insurance premiums in our non-medical business reflects normal business growth.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of the Three Months Ended March 31, 2008 to 2007

Net investment income remained flat as continued growth of business in force was offset by lower yields on required statutory surplus due to weaker results from our alternative investments.

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Benefits by Product Line
Life	$95	$89	7%
Disability	111	101	10%
Dental	30	26	15%

Total non-medical	236	216	9%
Medical	33	31	6%

Total benefits	$269	$247	9%

Loss Ratios by Product Line
Life	71.9%	75.0%
Disability	68.1%	69.5%
Dental	80.8%	79.2%
Total non-medical	71.0%	72.7%
Medical	87.6%	88.6%

Note:	Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Management has chosen to focus on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time. We believe that loss ratios in the 71-74% range are more representative of longer-term expectations for the composite non-medical portion of this segment. We expect normal fluctuations in this range, as claim experience is inherently uncertain, and there can be no assurance that experience will fall inside this expected range.

Comparison of the Three Months Ended March 31, 2008 to 2007

We experienced favorable claim experience on all of our non-medical and medical products, except for dental. Our improved total non-medical loss ratio was driven by exceptional life and disability results. Our life loss ratio benefited from favorable waiver claims experience. Our disability loss ratio has benefited from favorable termination and incidence experience.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$44	$39	13%
General and administration expenses	42	32	31%
Taxes, licenses and fees	10	10	0%

Total expenses incurred	96	81	19%
DAC and VOBA deferrals	(14)	(11)	-27%

Total expenses recognized before amortization	82	70	17%
DAC and VOBA amortization, net of interest	8	8	0%

Total underwriting, acquisition, insurance and other expenses	$90	$78	15%

DAC and VOBA deferrals
As a percentage of insurance premiums	3.8%	3.3%

Expenses, excluding commissions, that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business. Commissions, which vary with and are related to paid premiums, are expensed as incurred. The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in underwriting, acquisition, insurance and other expenses was in line with the increase in insurance premiums. Additionally, higher 401(k) expenses, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment also contributed to the increase in general and administrative expenses. Partially offsetting the increase in expenses were higher deferrals, driven by strategic sales expenses.

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

Income from Operations

Details underlying the results for Investment Management (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Investment advisory fees – external	$76	$90	-16%
Investment advisory fees – inter-segment	20	25	-20%
Other revenues and fees	24	35	-31%

Total operating revenues	120	150	-20%

Operating Expenses
Underwriting, acquisition, insurance and other expenses	101	125	-19%

Income from operations before taxes	19	25	-24%
Federal income taxes	7	9	-22%

Income from operations	$12	$16	-25%

Pre-tax operating margin (1)	16%	17%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenues.

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations decreased due primarily to the following:

•	Lower investment advisory fees – external due to lower third-party assets under management driven by less favorable equity markets and the sale of certain fixed income business; and

•	Negative returns on seed capital driven by the unfavorable equity markets in the first quarter of 2008.

The decrease in income from operations was partially offset by a decrease in operating expenses resulting from:

•	The transfer of assets to an internal advisor within Employer Markets; and

•	The transfer of assets to an unaffiliated investment management company.

The foregoing items are discussed further below.

Investment Advisory Fees

Details underlying assets under management and net flows (in millions) were as follows:

	As of March 31,		Change
	2008	2007
Assets Under Management
Retail – equity	$27,409	$32,362	-15%
Retail – fixed	11,238	9,380	20%

Total retail	38,647	41,742	-7%

Institutional – equity	19,512	20,943	-7%
Institutional – fixed	11,187	22,479	-50%

Total institutional	30,699	43,422	-29%

Inter-segment assets – separate account	9,191	12,982	-29%
Inter-segment assets – general account	67,340	67,658	0%

Total inter-segment assets	76,531	80,640	-5%

Total assets under management	$145,877	$165,804	-12%

Total Sub-Advised Assets, Included Above
Retail	$14,212	$18,466	-23%
Institutional	4,071	4,645	-12%

Total sub-advised assets	$18,283	$23,111	-21%

	For the Three Months Ended March 31,		Change
	2008	2007
Net Flows – External (1)
Retail equity sales	$1,493	$2,120	-30%
Retail equity redemptions and transfers	(2,615)	(2,143)	-22%

Retail equity net flows	(1,122)	(23)	NM

Retail fixed income sales	1,376	1,093	26%
Retail fixed income redemptions and transfers	(978)	(652)	-50%

Retail fixed income net flows	398	441	-10%

Total retail sales	2,869	3,213	-11%
Total retail redemptions and transfers	(3,593)	(2,795)	-29%

Total retail net flows	(724)	418	NM

Institutional equity inflows	968	818	18%
Institutional equity withdrawals and transfers	(1,043)	(2,156)	52%

Institutional equity net flows	(75)	(1,338)	94%

Institutional fixed income inflows	168	1,502	-89%
Institutional fixed income withdrawals and transfers	(574)	(437)	-31%

Institutional fixed income net flows	(406)	1,065	NM

Total institutional inflows	1,136	2,320	-51%
Total institutional redemptions and transfers	(1,617)	(2,593)	38%

Total institutional net flows	(481)	(273)	-76%

Total sales/inflows	4,005	5,533	-28%
Total redemptions and transfers	(5,210)	(5,388)	3%

Total net flows	$(1,205)	$145	NM

(1)	Includes Delaware Variable Insurance Product (“VIP”) funds. Lincoln Financial Insurance subsidiaries as well as unaffiliated insurers participate in these funds.

	For the Three Months Ended March 31,		Change
	2008	2007
Net Flows – Inter-Segment (1)
Total sales/inflows (2)	719	501	44%
Total redemptions and transfers	(679)	(734)	7%

Total net flows	$40	$(233)	117%

(1)	Includes net flows from retail and institutional and excludes net flows from the general account.
(2)

Sales/inflows include contributions, dividend reinvestment and in kind transfers. The table above excludes the transfer of $780 million in assets to Other Operations for the three months ended March 31, 2007, because we do not consider these to be net flows.

	For the Three Months Ended March 31,		Change
	2008	2007
Average daily S&P 500 Index®	1,349.16	1,424.78	-5%

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

Comparison of the Three Months Ended March 31, 2008 to 2007

Investment advisory fees – external decreased due primarily to lower third-party average assets under management as a result of less favorable equity market returns, a decrease in net flows and lower advisory revenues as a result of the fixed income transaction, as discussed below. Market value changes on assets under management in the first quarter of 2008 were $(3.0) billion in retail and $(2.1) billion in institutional compared to $0.8 billion in retail and $0.6 billion in institutional for the same period in 2007.

Net flows decreased due to the closing of several products and the variability of institutional sales. In addition, we believe sales slowed during the first quarter of 2008 as a result of the fixed income transaction discussed below. While we expect investment performance to remain solid in the remainder of 2008, capacity constraints in certain investment strategies and the fixed income transaction, as discussed below, may limit sales growth.

On October 31, 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. As a result of this transaction, assets under management decreased by $12.3 billion which resulted in a $4 million decrease to investment advisory fees – external in the first quarter of 2008.

Investment advisory fees – inter-segment decreased due to a decline in total inter-segment assets under management, primarily related to the transition of the investment advisory role for the Lincoln Variable Insurance Trust product effective May 1, 2007, to Employer Markets. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management will continue to manage certain of the assets as a sub-advisor. As a result of this change, Investment Management’s assets under management decreased by $3.2 billion, however, there was no impact to our consolidated assets under management or consolidated net income.

Other Revenues and Fees

Comparison of the Three Months Ended March 31, 2008 to 2007

Other revenues and fees decreased due primarily to a $6 million decrease in the return on seed capital due to unfavorable equity markets. Seed capital investments are important to establishing a track record for products that will later be sold to investors.

Operating Expenses

Comparison of the Three Months Ended March 31, 2008 to 2007

Operating expenses decreased due primarily to the elimination of certain expenses as a result of transferring the investment advisory role of Lincoln Variable Insurance Trust to another internal advisor, selling certain fixed income business to an unaffiliated investment management company and transitioning the investment accounting function to a third party, as discussed above. These decreases were partially offset by expenses that vary with the levels of assets and revenues.

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

Income from Operations

Details underlying the results for Lincoln UK (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Insurance premiums	$19	$24	-21%
Insurance fees	46	47	-2%
Net investment income	21	20	5%

Total operating revenues	86	91	-5%

Operating Expenses
Benefits	31	36	-14%
Underwriting, acquisition, insurance and other expenses	38	38	0%

Total operating expenses	69	74	-7%

Income from operations before taxes	17	17	0%
Federal income taxes	6	6	0%

Income from operations	$11	$11	0%

Exchange Rate Ratio-U.S. Dollars to Pounds Sterling
Average for the period	1.987	1.964	1%
End-of-period	1.985	1.968	1%

Comparison of the Three Months Ended March 31, 2008 to 2007

Income from operations remained flat as decreases in revenues were offset by decreases in expenses.

The decreases in revenues and expenses are discussed further below.

Insurance Premiums

Excluding the effect of the exchange rate, insurance premiums are primarily a function of the rates priced into the product and face amount of our insurance in force.

Comparison of the Three Months Ended March 31, 2008 to 2007

Excluding the effect of the exchange rate, insurance premiums decreased 22%, primarily reflecting a $4 million decrease in the annuitization of vesting pension policies, due to variability in the rate at which pension policies vest resulting from policyholder options. The decrease in the amount of premiums received resulted in a corresponding decrease in benefits. Our annualized policy lapse rate for the first quarter of 2008 was 6.3% as compared to 6.7% for the corresponding period in 2007, as measured by the number of policies in force.

Insurance Fees

Details underlying insurance fees, business in force and unit-linked assets (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Insurance Fees
Mortality assessments	$9	$10	-10%
Expense assessments	30	31	-3%
DFEL:
Deferrals	(1)	(1)	0%
Amortization, excluding unlocking	7	6	17%
Retrospective unlocking	1	1	0%

Total insurance fees	$46	$47	-2%

	For the Three Months Ended March 31,		Change
	2008	2007
Individual life insurance in force	$18,283	$19,307	-5%

	For the Three Months Ended March 31,		Change
	2008	2007
Unit-Linked Assets
Balance at beginning-of-period	$8,850	$8,757	1%
Deposits	60	68	-12%
Withdrawals and deaths	(213)	(240)	11%

Net flows	(153)	(172)	11%
Investment income and change in market value	(608)	277	NM
Foreign currency adjustment	(10)	44	NM

Balance at end-of-period	$8,079	$8,906	-9%

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

Comparison of the Three Months Ended March 31, 2008 to 2007

Excluding the effects of exchange rates and unlocking, insurance fees decreased 3%, due primarily to lower average unit-linked account values resulting largely from less favorable equity markets, as the average Financial Times Stock Exchange (“FTSE”) 100 index was 6% lower, and a $1 million decrease in linked-taxes deducted from unit-linked funds due to decreasing bond values.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of the Three Months Ended March 31, 2008 to 2007

Excluding the effects of exchange rates, net investment income remained relatively flat.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its unit-linked products. Benefits are recognized when incurred.

Comparison of the Three Months Ended March 31, 2008 to 2007

Excluding the effect of the exchange rate, benefits were 15% lower, reflecting a $3 million decrease due to lower levels of vested annuity premiums and a $1 million decrease related to lower Guaranteed Annuity Option (“GAO”) reserves. The decrease in GAO reserves is offset by lower linked-taxes on the unit-linked funds mentioned above.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$1	$1	0%
General and administration expenses	27	27	0%

Total expenses incurred	28	28	0%
DAC and VOBA deferrals	(1)	(1)	0%

Total expenses recognized before amortization	27	27	0%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	(1)	(1)	0%
Other amortization, net of interest	12	12	0%

Total underwriting, acquisition, insurance and other expenses	$38	$38	0%

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

Comparison of the Three Months Ended March 31, 2008 to 2007

Total underwriting, acquisition, insurance and other expenses remained flat.

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance, which was sold to Swiss Re in 2001, corporate debt and corporate reinsurance. We are actively managing our remaining radio station clusters to maximize performance and future value. Other Operations also includes the Institutional Pension business which was previously reported in Employer Markets – Retirement Products. The Institutional Pension business is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off.

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Operating Revenues
Insurance premiums	$1	$3	-67%
Net investment income	99	86	15%
Amortization of deferred gain on indemnity reinsurance	18	19	-5%
Media revenues (net)	22	25	-12%
Other revenues and fees	(2)	—	NM
Inter-segment elimination of investment advisory fees	(20)	(25)	20%

Total operating revenues	118	108	9%

Operating Expenses
Interest credited	45	44	2%
Benefits	28	36	-22%
Media expenses	16	15	7%
Other expenses	36	25	44%
Interest and debt expenses	76	61	25%
Inter-segment elimination of investment advisory fees	(20)	(25)	20%

Total operating expenses	181	156	16%

Loss from operations before taxes	(63)	(48)	-31%
Federal income taxes	(21)	(19)	-11%

Loss from operations	$(42)	$(29)	-45%

Comparison of the Three Months Ended March 31, 2008 to 2007

Loss from operations for this segment increased due primarily to the following:

•	Higher interest and debt expenses from increased debt;

•	Higher other expenses primarily attributable to relocation costs associated with the move of our corporate office and increased facilities costs;

•	Lower effective tax rate as increased losses did not have a proportionate increase in permanent differences between GAAP and income tax basis adjustments; and

•	Lower media earnings related to softening market conditions.

The increase in loss from operations was partially offset by the following:

•

Higher net investment income from an increase in invested assets driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt as these items exceeded share repurchases and dividends paid to stockholders; and

•	Favorable mortality in our Institutional Pension business.

The foregoing items are discussed further below.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital allocated to Other Operations would decrease and net investment income would be negatively impacted. In addition, as discussed below in “Review of Consolidated Financial Condition –

Alternative Sources of Liquidity,” the holding company maintains an inter-segment cash management account where other segments can borrow from or lend money to the holding company. The inter-segment cash management account impacts net investment income for Other Operations as all inter-segment eliminations are reported within Other Operations.

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

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in net investment income was driven by an increase in invested assets driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt. These items exceeded the amount of share repurchases and dividends paid to stockholders. Also, a decrease in our inter-segment cash management account favorably impacted net investment income.

In the first quarter of 2008, we had write-downs for other-than-temporary impairments, which decreased the recorded value of our invested assets. These write-downs are not included in the income from operations of our operating segments. When impairment occurs, assets are transferred to the operating segments’ portfolios and will reduce the future net investment income for Other Operations, but should not have an impact on a consolidated basis unless the impairments are related to defaulted securities.

Benefits

Benefits are recognized when incurred for Institutional Pension products.

Comparison of the Three Months Ended March 31, 2008 to 2007

The decrease in benefits was a result of favorable mortality in our Institutional Pension business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Other Expenses
Merger-related expenses	$15	$14	7%
Branding	7	7	0%
Retirement Income Security Ventures	2	1	100%
Taxes, licenses and fees	2	3	-33%
Other	10	—	NM

Total other expenses	$36	$25	44%

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

Comparison of the Three Months Ended March 31, 2008 to 2007

The amount labeled as “Other” in the table above relates primarily to costs associated with the relocation of our corporate offices and facilities expense on held-for-use properties.

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

Comparison of the Three Months Ended March 31, 2008 to 2007

The increase in interest and debt expense was due primarily to the increase in our debt, including $750 million issued late in the first quarter of 2007 to pay down short-term debt that was used to refinance several high coupon securities that we called late in 2006 and early 2007 and for the repurchase of stock. We also issued $375 million to fund a captive reinsurance company. This new subsidiary was created for the purpose of reinsuring the policy liabilities of our existing insurance affiliates, primarily related to statutory reserves on UL products with secondary guarantees. These reserves are calculated under prevailing statutory reserving requirements as promulgated under AG38. The transaction released approximately $300 million of capital previously supporting our UL products with secondary guarantees. We intend to use the released capital for general corporate purposes, including for share repurchase and supporting future business growth.

Federal Income Tax Benefit

Comparison of the Three Months Ended March 31, 2008 to 2007

The effective federal income tax rate decreased to 33% from 40%, as increased losses did not have a proportionate increase in permanent differences between GAAP and income tax basis adjustments.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

	As of March 31, 2008	As of December 31, 2007	Percentage of Total Investments
			As of March 31, 2008	As of December 31, 2007
Investments
Available-for-sale securities:
Fixed maturity	$55,624	$56,276	77.7%	78.2%
Equity	474	518	0.7%	0.7%
Trading securities	2,714	2,730	3.8%	3.8%
Mortgage loans on real estate	7,532	7,423	10.5%	10.3%
Real estate	175	258	0.2%	0.4%
Policy loans	2,804	2,835	4.0%	4.0%
Derivative instruments	1,091	807	1.5%	1.1%
Alternative investments	789	799	1.1%	1.1%
Other investments	352	276	0.5%	0.4%

Total investments	$71,555	$71,922	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion on our risk management process, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Investment Portfolio Composition and Diversification

Fundamental to our investment policy is diversification across asset classes. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate (either wholly-owned or in joint ventures) and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported.

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

	As of March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Available-For-Sale - Fixed Maturity
Corporate bonds:
Financial services	$11,094	$194	$573	$10,715	19.4%
Basic industry	2,148	58	67	2,139	3.8%
Capital goods	2,685	80	40	2,725	4.9%
Communications	2,865	85	100	2,850	5.1%
Consumer cyclical	3,048	59	130	2,977	5.4%
Consumer non-cyclical	4,010	122	44	4,088	7.3%
Energy	2,679	143	25	2,797	5.0%
Technology	656	18	6	668	1.1%
Transportation	1,351	49	44	1,356	2.4%
Industrial other	712	24	8	728	1.3%
Utilities	8,262	254	114	8,402	15.2%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	1,050	10	441	619	1.1%
Commercial real estate collateralized debt obligations	62	—	9	53	0.1%
Credit card	160	—	14	146	0.3%
Home equity	1,195	5	177	1,023	1.8%
Manufactured housing	158	7	5	160	0.3%
Auto loan	3	—	—	3	0.0%
Other	228	8	7	229	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,637	30	181	2,486	4.5%
Collateralized mortgage obligations:
Agency backed	4,686	126	28	4,784	8.6%
Non-agency backed	2,328	4	301	2,031	3.7%
Mortgage pass-throughs:
Agency backed	1,120	28	2	1,146	2.1%
Non-agency backed	151	—	19	132	0.2%
Municipals:
Taxable	131	6	—	137	0.2%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies:
United States	1,255	137	2	1,390	2.5%
Foreign	1,667	101	31	1,737	3.1%
Redeemable preferred stock	102	2	7	97	0.2%

Total available-for-sale - fixed maturity	56,449	1,550	2,375	55,624	100.0%

Available-For-Sale - Equity	556	7	89	474

Total available-for-sale securities	57,005	1,557	2,464	56,098
Trading Securities (1)	2,506	288	80	2,714

Total available-for-sale and trading securities	$59,511	$1,845	$2,544	$58,812

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Available-For-Sale - Fixed Maturity
Corporate bonds:
Financial services	$11,234	$187	$300	$11,121	19.8%
Basic industry	2,148	52	35	2,165	3.8%
Capital goods	2,665	66	16	2,715	4.8%
Communications	2,903	123	46	2,980	5.3%
Consumer cyclical	3,038	56	94	3,000	5.3%
Consumer non-cyclical	3,898	101	25	3,974	7.1%
Energy	2,688	121	14	2,795	5.0%
Technology	660	15	5	670	1.2%
Transportation	1,409	39	19	1,429	2.5%
Industrial other	710	22	6	726	1.3%
Utilities	8,051	195	77	8,169	14.5%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	996	8	205	799	1.4%
Commercial real estate collateralized debt obligations	42	—	4	38	0.1%
Mortgage-backed securities collateralized debt obligations	1	—	—	1	0.0%
Credit card	160	1	2	159	0.3%
Home equity	1,209	4	76	1,137	2.0%
Manufactured housing	161	7	5	163	0.3%
Auto loan	4	—	—	4	0.0%
Other	235	4	1	238	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,711	48	70	2,689	4.8%
Collateralized mortgage obligations:
Agency backed	4,547	74	19	4,602	8.2%
Non-agency backed	2,347	10	110	2,247	4.0%
Mortgage pass-throughs:
Agency backed	933	18	2	949	1.7%
Non-agency backed	153	1	4	150	0.3%
Municipals:
Taxable	133	5	—	138	0.2%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies:
United States	1,261	108	4	1,365	2.4%
Foreign	1,663	92	19	1,736	3.1%
Redeemable preferred stock	103	9	1	111	0.2%

Total available-for-sale - fixed maturity	56,069	1,366	1,159	56,276	100.0%

Available-For-Sale - Equity	548	13	43	518

Total available-for-sale securities	56,617	1,379	1,202	56,794
Trading Securities (1)	2,512	265	47	2,730

Total available-for-sale and trading securities	$59,129	$1,644	$1,249	$59,524

(1)

Our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers. Refer below to “Trading Securities” section for further details.

The change in gross unrealized losses on our available-for-sale fixed maturity securities from December 31, 2007, to March 31, 2008, was $1.2 billion. This increase was concentrated primarily in our residential and commercial mortgage-backed securities, asset-backed securities and investments in corporate bonds in the financial and industrial sectors. The increase in unrealized losses in these asset classes was attributable to a combination of reduced liquidity in several market segments and deterioration in credit fundamentals. In addition, the increase in our gross unrealized losses was attributable to securities with various rating categories, with 19% of the securities with a AAA rating, 29% with a AA rating, 22% with an A rating, 20% with a BBB rating and 10% with a rating of BB or below.

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

The quality of our available-for-sale fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio (in millions) was as follows:

	Rating Agency Equivalent Designation	As of March 31, 2008			As of December 31, 2007
NAIC Designation		Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Investment Grade Securities
1	Aaa / Aa / A	$34,625	$34,029	61.2%	$34,648	$34,741	61.8%
2	Baa	18,526	18,477	33.2%	18,168	18,339	32.6%

		53,151	52,506	94.4%	52,816	53,080	94.4%
Below Investment Grade Securities
3	Ba	2,162	2,114	3.9%	2,184	2,159	3.8%
4	B	809	746	1.3%	787	783	1.4%
5	Caa and lower	316	244	0.4%	270	238	0.4%
6	In or near default	11	14	0.0%	12	16	0.0%

		3,298	3,118	5.6%	3,253	3,196	5.6%

Total securities		$56,449	$55,624	100.0%	$56,069	$56,276	100.0%

Securities below investment grade as a % of total available-for-sale fixed maturity securities		5.8%	5.6%		5.8%	5.7%

Comparisons between the National Association of Insurance Commissioners (“NAIC”) ratings and rating agency designations are published by the NAIC. The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements. The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch), by such ratings organizations. NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

The estimated fair value for all private securities was $7.7 billion as of March 31, 2008, compared to $7.8 billion as of December 31, 2007, representing approximately 11% of total invested assets as of March 31, 2008, and December 31, 2007.

As of March 31, 2008, and December 31, 2007, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $19 million and $21 million, respectively.

Trading Securities

Trading securities, which support certain reinsurance funds withheld and our Modco reinsurance agreements, are carried at estimated fair value and changes in estimated fair value are recorded in net income as they occur. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Note 1 in our 2007 Form 10-K for more information regarding our accounting for Modco.

Mortgage-Backed Securities

Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. We may incur reinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by: the difference between its amortized cost and par; the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment; and the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. As of March 31, 2008, we did not have a significant amount of higher-risk mortgage-backed securities. A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates and relaxed underwriting standards for some originators of residential mortgage loans and home equity loans have recently led to higher delinquency rates, especially for loans originated in the past few years. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of our securities reflect the seniority of the securities that we own. Our RMBS had a market value of $9.3 billion and an unrealized loss of $377 million, or 4%, as of March 31, 2008. The unrealized loss was primarily due to a lack of investor interest in RMBS causing a general level of illiquidity in the market and resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $669 million and represented 1% of our total investment portfolio as of March 31, 2008. Investments rated A or above represented 96% of the subprime investments and $321 million in market value of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent most of the subprime exposure with trading securities being only $18 million, or 2.7%, as of March 31, 2008. The tables below summarize our investments in available-for-sale securities backed by pools of residential mortgages (in millions):

	Fair Value as of March 31, 2008
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass throughs	$5,849	$1,389	$855	$—	$8,093
Asset-backed securities home equity	—	—	372	651	1,023

Total (1)	$5,849	$1,389	$1,227	$651	$9,116

Rating
AAA	$5,808	$1,104	$1,000	$505	$8,417
AA	20	248	168	42	478
A	21	16	40	78	155
BBB	—	7	4	24	35
BB and below	—	14	15	2	31

Total (1)	$5,849	$1,389	$1,227	$651	$9,116

Origination Year
2004 and prior	$3,248	$415	$392	$330	$4,385
2005	808	257	295	222	1,582
2006	309	245	440	99	1,093
2007	1,484	472	100	—	2,056

Total (1)	$5,849	$1,389	$1,227	$651	$9,116

(1)

Does not include the fair value of trading securities totaling $217 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $217 million in trading securities consisted of $161 million prime, $38 million Alt-A and $18 million subprime.

	Amortized Cost as of March 31, 2008
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass throughs	$5,714	$1,576	$995	$—	$8,285
Asset-backed securities home equity	—	—	416	779	1,195

Total (1)	$5,714	$1,576	$1,411	$779	$9,480

Rating
AAA	$5,674	$1,200	$1,094	$578	$8,546
AA	20	326	228	55	629
A	20	22	61	107	210
BBB	—	14	5	34	53
BB and below	—	14	23	5	42

Total (1)	$5,714	$1,576	$1,411	$779	$9,480

Origination Year
2004 and prior	$3,168	$448	$419	$370	$4,405
2005	806	286	337	257	1,686
2006	304	298	510	152	1,264
2007	1,436	544	145	—	2,125

Total (1)	$5,714	$1,576	$1,411	$779	$9,480

(1)

Does not include the amortized cost of trading securities totaling $231 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $231 million in trading securities consisted of $167 million prime, $44 million Alt-A and $20 million subprime.

None of these investments include any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in available-for-sale securities backed by pools of consumer loan asset-backed securities (in millions):

	As of March 31, 2008
	Credit Card (1)		Auto Loans		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Rating
AAA	$115	$127	$3	$3	$118	$130
BBB	31	33	—	—	31	33

Total (2)	$146	$160	$3	$3	$149	$163

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” section below and in Note 4.
(2)

Does not include the fair value of trading securities totaling $5 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $5 million in trading securities consisted of credit card securities.

The following summarizes our investments in available-for-sale securities backed by pools of commercial mortgages (in millions):

	As of March 31, 2008
	Multiple Property		Single Property		Commercial Real Estate Collateralized Debt Obligations		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Type
Commercial mortgage- backed securities	$2,348	$2,469	$138	$168	$—	$—	$2,486	$2,637
Commercial real estate collateralized debt obligations	—	—	—	—	53	62	53	62

Total (1)	$2,348	$2,469	$138	$168	$53	$62	$2,539	$2,699

Rating
AAA	$1,699	$1,730	$76	$78	$31	$39	$1,806	$1,847
AA	392	432	11	17	3	3	406	452
A	153	188	49	67	19	20	221	275
BBB	82	98	2	6	—	—	84	104
BB and below	22	21	—	—	—	—	22	21

Total (1)	$2,348	$2,469	$138	$168	$53	$62	$2,539	$2,699

Origination Year
2004 and prior	$1,718	$1,750	$81	$82	$23	$24	$1,822	$1,856
2005	337	370	42	61	10	15	389	446
2006	182	219	15	25	20	23	217	267
2007	111	130	—	—	—	—	111	130

Total (1)	$2,348	$2,469	$138	$168	$53	$62	$2,539	$2,699

(1)

Does not include the fair value of trading securities totaling $104 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $104 million in trading securities consisted of $101 million commercial mortgage-backed securities and $3 million commercial real estate collateralized debt obligations.

Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer. Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bonds issues such as municipal bonds and private placements as well as other types and structures of securities. Our direct exposure represents our bond holdings of the actual Monoline insurers. Our insured bonds represent our holdings in bonds of other issuers that are insured by Monoline insurers.

The following summarizes our exposure to Monoline insurers (in millions):

	As of March 31, 2008
	Direct Exposure	Insured Bonds (1)	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Fair Value
Monoline Name
AMBAC	$—	$110	$110	$3	$4	$109
CAPMAC	—	4	4	—	—	4
FGIC	6	55	61	1	5	57
FSA	—	41	41	2	—	43
MBIA	12	77	89	4	4	89
MGIC	11	8	19	—	2	17
PMI GROUP INC	27	—	27	—	6	21
RADIAN GROUP INC	19	—	19	—	7	12
SECURITY CAPITAL ASSURANCE LTD	2	—	2	—	—	2
XL CAPITAL LTD	72	65	137	2	11	128

Total (2)	$149	$360	$509	$12	$39	$482

(1)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 4.
(2)

Does not include the fair value of trading securities totaling $33 million which support our Modco reinsurance agreements since investment results for these agreements are passed directly to the reinsurers. The $33 million in trading securities consisted of $11 million of direct exposure and $22 million of insured exposure. This table also excludes insured exposure totaling $15 million for a guaranteed investment tax credit partnership.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of March 31, 2008
	Amount	%
Property Type
Apartment	$751	10%
Retail	1,825	24%
Office Building	2,543	34%
Industrial	1,928	26%
Hotel/Motel	332	4%
Mixed Use	43	1%
Other Commercial	110	1%

	$7,532	100%

Geographic Region
New England	$187	2%
Middle Atlantic	522	7%
East North Central	838	11%
West North Central	437	6%
South Atlantic	1,756	24%
East South Central	400	5%
West South Central	666	9%
Mountain	744	10%
Pacific	1,982	26%

	$7,532	100%

	As of March 31, 2008
	Amount	%
State Exposure
CA	$1,539	20%
TX	615	8%
MD	429	6%
VA	345	5%
FL	330	4%
AZ	325	4%
WA	301	4%
IL	294	4%
NC	288	4%
TN	281	4%
PA	272	4%
GA	247	3%
OH	225	3%
NV	212	3%
IN	192	3%
NJ	149	2%
MN	140	2%
MA	127	2%
MO	111	1%
Other states under 1%	1,110	14%

	$7,532	100%

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans as of March 31, 2008, and December 31, 2007. As of March 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent. As of December 31, 2007, we had one commercial mortgage loan that was two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2007, was less than $1 million. See Note 4 for additional detail regarding impaired mortgage loans. See Note 1 in our 2007 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, were as follows:

	As of March 31, 2008	As of December 31, 2007
Individual Markets:
Annuities	$82	$108
Life Insurance	536	528
Employer Markets:
Retirement Products	120	130
Other Operations	51	33

Total alternative investments	$789	$799

Income derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Individual Markets:
Annuities	$(1)	$4	-125%
Life Insurance	(1)	10	-110%
Employer Markets:
Retirement Products	(2)	5	-140%
Other Operations	(1)	1	-200%

Total alternative investments (1)	$(5)	$20	-125%

(1)	Includes net investment income on the required statutory surplus invested within alternative investments.

The decline in our alternative investment income presented in the table above was due primarily to the general deterioration of the financial markets during the first quarter of 2008 and the weakness was spread across the various categories of investments within our alternative investment portfolio.

As of March 31, 2008, and December 31, 2007, alternative investments include investments in approximately 104 and 102 different partnerships, respectively, that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended March 31,		Change
	2008	2007
Net Investment Income
Available-for-sale fixed maturity securities	$858	$829	3%
Available-for-sale equity securities	9	9	0%
Trading securities	42	45	-7%
Mortgage loans on real estate	116	131	-11%
Real estate	7	11	-36%
Standby real estate equity commitments	1	4	-75%
Policy loans	45	43	5%
Invested cash	19	18	6%
Change in call option market value (1)	(97)	1	NM
Commercial mortgage loan prepayment and bond makewhole premiums (2)	7	15	-53%
Alternative investments (3)	(5)	20	NM
Consent fees	—	7	-100%
Other investments	1	2	-50%

Investment income	1,003	1,135	-12%
Investment expense	(35)	(45)	22%

Net investment income	$968	$1,090	-11%

(1)	The change in the call option market value in net investment income largely offsets the change in interest credited caused by fluctuations in the value of our indexed annuity contract liabilities.
(2)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(3)	See “Alternative Investments” above for additional information.

	For the Three Month Ended March 31,		Basis Point Change
	2008	2007
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.99%	5.97%	2
Change in call option market value	-0.55%	0.01%	(56)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.09%	(5)
Alternative investments	-0.03%	0.11%	(14)
Consent fees	0.00%	0.04%	(4)
Standby real estate equity commitments	0.01%	0.02%	(1)

Net investment income yield on invested assets	5.46%	6.24%	(78)

	For the Three Months Ended March 31,		Change
	2008	2007
Average invested assets at amortized cost	$70,941	$69,906	1%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL and interest-sensitive whole life insurance products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable. Net investment income and the interest rate yield table each include changes in the fair value of call options, commercial mortgage loan prepayments and bond makewhole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The growth in net investment income on fixed maturity securities when comparing the first quarter of 2008 to the same period in 2007 was attributable to positive net flows and continued growth in our business from sales and favorable persistency.

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

The decline in prepayment and makewhole premiums when comparing the three months ended March 31, 2008, to 2007 was attributable primarily to the general tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Gains and Losses

The detail of the realized gain (loss) (in millions) was as follows:

	For the Three Months Ended March 31,
	2008	2007
Fixed maturity securities available-for-sale:
Gross gains	$9	$55
Gross losses	(100)	(7)
Equity securities available-for-sale:
Gross gains	3	2
Gain (loss) on other investments	25	(4)
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	25	(20)

Total realized gain (loss) on investments, excluding trading securities	(38)	26
Loss on derivative instruments, excluding reinsurance embedded derivatives	(3)	—

Total realized gain (loss) on investments and derivative instruments	(41)	26
Gain on sale of subsidiaries/businesses	3	—

Total realized gain (loss)	$(38)	$26

Write-downs for other-than-temporary impairments included in realized loss on investments above	$(92)	$(4)

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During the first quarter of 2008 and 2007, respectively, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored. See “Item 7. Management’s Discussion and Analysis – Introduction – Critical Accounting Policies and Estimates” in our 2007 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of other-than-temporary impairments (in millions) were as follows:

	For the Three Months Ended March 31,
	2008	2007	Change
Other-Than-Temporary Impairments
Corporate bonds	$91	$4	NM
Asset and mortgage-backed securities:	1	—	NM

Total fixed maturity securities	92	4	NM

Total other-than-temporary impairments	$92	$4	NM

The $92 million of impairments taken during the quarter are split between $49 million of credit related impairments and $53 million on non-credit related impairments. The credit related impairments are largely attributable to deterioration in the credit fundamentals of several Monoline insurers. The non-credit related impairments were incurred due to declines in values of securities for which the company is uncertain of its intent to hold until recovery or maturity.

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

For our securities classified as available-for-sale that we held as of March 31, 2008, and December 31, 2007, that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss (in millions) and total time period that the security has been in an unrealized loss position were as follows:

	As of March 31, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< = 90 days	$29	20.4%	$35	16.1%	$6	7.9%
> 90 days but < = 180 days	4	2.8%	5	2.3%	1	1.3%
> 180 days but < = 270 days	20	14.1%	25	11.5%	5	6.6%
> 270 days but < = 1 year	49	34.5%	67	30.7%	18	23.7%
> 1 year	40	28.2%	86	39.4%	46	60.5%

Total	$142	100.0%	$218	100.0%	$76	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< = 90 days	$63	58.4%	$65	48.5%	$2	7.7%
> 90 days but < = 180 days	16	14.8%	28	20.9%	12	46.2%
> 180 days but < = 270 days	23	21.3%	30	22.4%	7	26.9%
> 270 days but < = 1 year	1	0.9%	1	0.7%	—	0.0%
> 1 year	5	4.6%	10	7.5%	5	19.2%

Total	$108	100.0%	$134	100.0%	$26	100.0%

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of March 31, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Media - non-cable	$33	23.1%	$70	32.1%	$37	48.6%
Property and casualty	38	26.8%	61	28.0%	23	30.3%
Financial - other	6	4.2%	12	5.5%	6	7.9%
Paper	16	11.3%	21	9.6%	5	6.6%
Non-captive consumer	36	25.4%	40	18.3%	4	5.3%
Collateralized mortgage obligations	12	8.5%	13	6.0%	1	1.3%
Non-captive diversified	1	0.7%	1	0.5%	—	0.0%

Total	$142	100.0%	$218	100.0%	$76	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Property and casualty	$33	30.5%	$48	35.8%	$15	57.7%
Collateralized mortgage obligations	17	15.7%	25	18.7%	8	30.8%
Commercial mortgage-backed securities	2	1.9%	5	3.7%	3	11.5%
ABS	6	5.6%	6	4.5%	—	0.0%
Non-captive consumer	37	34.3%	37	27.6%	—	0.0%
Banking	8	7.4%	8	6.0%	—	0.0%
Consumer cyclical services	5	4.6%	5	3.7%	—	0.0%

Total	$108	100.0%	$134	100.0%	$26	100.0%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of March 31, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$1,735	7.7%	$2,388	9.7%	$653	26.5%
Banking	3,202	14.5%	3,571	14.5%	369	15.0%
Collateralized mortgage obligations	2,562	11.6%	2,891	11.8%	329	13.3%
Commercial mortgage-backed securities	1,479	6.7%	1,660	6.7%	181	7.3%
Electric	1,505	6.8%	1,564	6.4%	59	2.5%
Media - non-cable	381	1.7%	440	1.8%	59	2.4%
Property and casualty insurers	441	2.0%	495	2.0%	54	2.2%
Non-captive diversified	310	1.4%	361	1.5%	51	2.1%
Real estate investment trusts	697	3.1%	746	3.0%	49	2.0%
Paper	305	1.4%	349	1.4%	44	1.8%
Brokerage	477	2.2%	515	2.1%	38	1.5%
Financial - other	368	1.7%	405	1.6%	37	1.5%
Home construction	264	1.2%	299	1.2%	35	1.4%
Retailers	445	2.0%	480	2.0%	35	1.4%
Non-captive consumer	247	1.0%	282	1.0%	35	1.4%
Pipelines	703	3.2%	734	3.0%	31	1.3%
Gaming	236	1.1%	263	1.1%	27	1.1%
Wireless	189	0.9%	212	0.9%	23	0.9%
Building materials	290	1.3%	311	1.3%	21	0.9%
Distributors	483	2.2%	503	2.0%	20	0.8%
Food and beverage	427	1.9%	446	1.8%	19	0.8%
Wirelines	462	2.1%	481	2.0%	19	0.8%
Non Agency	122	0.6%	141	0.6%	19	0.8%
Transportation Services	235	1.1%	253	1.0%	18	0.7%
Owned No Guarantee	198	0.9%	215	0.9%	17	0.7%
Metals and mining	257	1.2%	272	1.1%	15	0.6%
Airlines	88	0.4%	103	0.4%	15	0.6%
Automotive	150	0.7%	163	0.7%	13	0.5%
Life	239	1.1%	252	1.0%	13	0.5%
Diversified Manufacturing	373	1.7%	386	1.6%	13	0.5%
Sovereigns	199	0.8%	211	0.8%	12	0.5%
Railroads	169	0.8%	180	0.7%	11	0.4%
Entertainment	347	1.6%	357	1.5%	10	0.4%
Industries with unrealized losses less than $10	2,550	11.4%	2,670	10.9%	120	4.9%

Total	$22,135	100.0%	$24,599	100.0%	$2,464	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	% Amortized Cost	Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$1,946	9.4%	$2,239	10.2%	$293	24.4%
Banking	3,147	15.0%	3,328	15.1%	181	15.1%
Collateralized mortgage obligations	2,881	13.8%	3,010	13.7%	129	10.8%
Commercial mortgage-backed securities	1,083	5.2%	1,153	5.2%	70	5.8%
Electric	1,406	6.8%	1,440	6.5%	34	2.9%
Property and casualty insurers	494	2.4%	528	2.4%	34	2.8%
Non-captive diversified	314	1.5%	347	1.6%	33	2.7%
Home construction	287	1.4%	319	1.5%	32	2.7%
Media - non-cable	223	1.1%	254	1.2%	31	2.6%
Retailers	443	2.1%	469	2.1%	26	2.2%
Non-captive consumer	258	1.2%	284	1.3%	26	2.2%
Pipelines	593	2.9%	614	2.8%	21	1.7%
Real estate investment trusts	572	2.8%	593	2.7%	21	1.7%
Paper	273	1.3%	291	1.3%	18	1.5%
Financial - other	354	1.7%	371	1.7%	17	1.4%
Brokerage	434	2.1%	449	2.0%	15	1.2%
Gaming	126	0.6%	140	0.6%	14	1.2%
Distributors	429	2.1%	442	2.0%	13	1.1%
Food and beverage	419	2.0%	431	2.0%	12	1.0%
Metals and mining	328	1.6%	338	1.5%	10	0.8%
Building materials	226	1.1%	236	1.1%	10	0.8%
Automotive	184	0.9%	194	0.9%	10	0.8%
Industries with unrealized losses less than $10	4,370	21.0%	4,522	20.6%	152	12.6%

Total	$20,790	100.0%	$21,992	100.0%	$1,202	100.0%

Unrealized Loss on Below-Investment-Grade Available-for-Sale Fixed Maturity Securities

Gross unrealized losses on available-for-sale below-investment-grade fixed maturity securities represented 10.6% and 12.1% of total gross unrealized losses on all available-for-sale securities as of March 31, 2008, and December 31, 2007, respectively. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining 89.4% and 87.9% of the gross unrealized losses as of March 31, 2008, and December 31, 2007, respectively, relate to investment grade available-for-sale securities. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2008.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

		As of March 31, 2008
Aging Category	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
< or = 90 days	70% to 100%	$512	$533	$21
	40% to 70%	6	13	7
	Below 40%	1	4	3

< or = 90 days total		519	550	31

>90 days but < or = 180 days	70% to 100%	211	229	18
	40% to 70%	46	67	21

>90 days but < or = 180 days total		257	296	39

>180 days but < or = 270 days	70% to 100%	214	239	25
	40% to 70%	10	15	5

>180 days but < or = 270 days total		224	254	30

>270 days but < or = 1 year	70% to 100%	320	359	39
	40% to 70%	10	14	4

>270 days but < or = 1 year total		330	373	43

>1 year	70% to 100%	421	469	48
	40% to 70%	56	102	46
	Below 40%	12	35	23

>1 year total		489	606	117

Total below-investment-grade		$1,819	$2,079	$260

		As of December 31, 2007
Aging Category	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
< or = 90 days	70% to 100%	$446	$468	$22
	40% to 70%	—	1	1

< or = 90 days total		446	469	23

>90 days but < or = 180 days	70% to 100%	218	231	13
	40% to 70%	1	1	—

>90 days but < or = 180 days total		219	232	13

>180 days but < or = 270 days	70% to 100%	378	408	30

>180 days but < or = 270 days total		378	408	30

>270 days but < or = 1 year	70% to 100%	121	135	14

>270 days but < or = 1 year total		121	135	14

>1 year	70% to 100%	328	362	34
	40% to 70%	52	84	32

>1 year total		380	446	66

Total below-investment-grade		$1,544	$1,690	$146

As of March 31, 2008, and December 31, 2007, there were $142 million and $108 million, respectively, of publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status. As of March 31, 2008, 42.5% of these were rated as investment grade while 50.6% were rated as investment grade as of December 31, 2007. As of March 31, 2008, the range of maturity dates for these securities varies, with 35.5% maturing in greater than 10 years, 30.1% maturing between 5 and 10 years, 32.8% maturing between 1 and 5 years and 1.6% maturing in 1 year or less. As of December 31, 2007, the range of maturity dates for these securities was 46.4% maturing in greater than 10 years, 26.7% maturing between 5 and 10 years and 26.9% maturing between 1 and 5 years.

As of March 31, 2008, and December 31, 2007, 89.9% and 90.7%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. See Note 4 for ratings and maturity date information for our fixed maturity investment portfolio.

As of March 31, 2008, gross unrealized losses totaled $2.5 billion compared to gross unrealized losses of $1.2 billion as of December 31, 2007. The change in unrealized losses was due primarily to weakness in the corporate credit markets and a general level of illiquidity in the structure product markets during the period. This increase was concentrated primarily in our residential and commercial mortgage-backed securities, asset-backed securities and investments in corporate bonds in the financial and industrial sectors. The increase in unrealized losses in these asset classes was attributable to a combination of reduced liquidity in several market segments and deterioration in credit fundamentals.

Unrealized Loss on Fixed Maturity and Equity Securities Available-for-Sale in Excess of $10 million

As of March 31, 2008, available-for-sale fixed maturity and equity securities with gross unrealized losses greater than $10 million (in millions) were as follows:

		As of March 31, 2008
	Length of Time in Loss Position	Fair Value	Amortized Cost	Unrealized Loss
Investment Grade
Credit-linked note	>1 year	$212	$400	$188
Credit-linked note	>270 days but < or = 1 year	116	250	134
Credit-linked note	>270 days but < or = 1 year	102	200	98
Domestic bank and finance	>90 days but < or = 180 days	396	461	65
Domestic bank and finance	>1 year	103	123	20
Domestic bank and finance	>270 days but < or = 1 year	98	116	18
International bank and finance	<= 90 days	12	30	18
International forestry	>270 days but <=1 year	80	98	18
UK bank and finance	>180 days but <=270 days	43	60	17
Domestic finance	>1 year	51	67	16
UK bank and finance	>270 days but <=1 year	89	105	16
Domestic brokerage	>1 year	96	110	14
Domestic bank and finance	>270 days but < or = 1 year	54	66	12
UK bank and finance	>1 year	71	83	12
UK bank and finance	>1 year	45	56	11
Domestic bank and finance	>90 days but < or = 180 days	100	110	10
Domestic communications	>270 days but <=1 year	43	53	10
Domestic finance	>270 days but <=1 year	34	44	10
Domestic retailer	>1 year	61	71	10
Property and casualty insurance	>180 days but <=270 days	62	72	10

Total investment grade		$1,868	$2,575	$707

Non Investment Grade
Domestic media company	>1 year	$33	$70	$37
Domestic bank and finance	>90 days but < or = 180 days	48	67	19
Domestic entertainment	> 1 year	27	43	16
Domestic homebuilding	> 1 year	79	91	12

Total non investment grade		$187	$271	$84

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

Credit-Linked Notes

As of March 31, 2008, and December 31, 2007, other contract holder funds on our Consolidated Balance Sheets included $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”). LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies and $300 million of such agreements were assumed as a result of the merger of Jefferson-Pilot into LNL. The $850 million of credit-linked notes are classified as asset-backed securities and are included in our fixed maturity securities on our Consolidated Balance Sheets. The $300 million of investments which were assumed as a result of the merger are classified as corporate bonds and are included in our fixed maturity securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the credit-linked note and the interest credited on the funding agreement. Our credit linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. The high quality asset in two of these transactions is a AAA-rated ABS secured by a pool of credit card receivables. The high quality asset in the third transaction is a guaranteed investment contract issued by MBIA, which is further secured by a pool of high quality assets.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments, which currently carries a mid- or low-AA rating. Generally, based upon our models, the transactions can sustain anywhere from 6-11 defaults, depending on the transaction, in the underlying collateral pools with no loss to LNL. However, if that number of defaults is realized, any additional defaults will significantly impact our recovery. Once the subordination is completely exhausted, losses will be incurred on LNL’s investment. In general, the entire investment can be lost with 3-5 additional defaults. To date, there have been no defaults in any of the underlying collateral pools. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $850 million as of March 31, 2008.

As in the general markets, spreads on these transactions have widened, causing unrealized losses. As of March 31, 2008, we had unrealized losses of $420 million on the $850 million in credit linked notes. As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review and the information in the paragraph above, we believe that these securities were not other-than-temporarily impaired as of March 31, 2008, and December 31, 2007. The following summarizes the fair value to amortized cost ratio of the credit-linked notes:

	As of April 30, 2008	As of March 31, 2008	As of December 31, 2007
Fair value	$532	$430	$660
Amortized cost	850	850	850
Fair value to amortized cost ratio	63%	51%	78%

The following summarizes the exposure of the credit-linked notes’ underlying collateral by industry and rating as of March 31, 2008:

Industry	AAA	AA	A	BBB	BB	B	Total
Financial intermediaries	0%	7%	2%	2%	0%	1%	12%
Telecommunications	0%	0%	6%	4%	0%	0%	10%
Oil & gas	0%	1%	2%	4%	0%	0%	7%
Chemicals & plastics	0%	0%	3%	1%	0%	0%	4%
Insurance	0%	2%	2%	0%	0%	0%	4%
Utilities	0%	0%	4%	0%	0%	0%	4%
Drugs	1%	2%	1%	0%	0%	0%	4%
Monoline insurance	2%	0%	1%	0%	0%	0%	3%
Retailers (except food & drug)	0%	0%	2%	2%	0%	0%	4%
Other Industry < 4% (32 Industries)	2%	5%	22%	17%	2%	0%	48%

Total	5%	17%	45%	30%	2%	1%	100%

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. As of March 31, 2008, the reserves associated with these reinsurance arrangements totaled $1.3 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in Item 1 reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of March 31, 2008, the amounts recoverable from reinsurers were $8.4 billion compared to $8.2 billion as of December 31, 2007. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings, of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.4 billion and $4.3 billion as of March 31, 2008, and December 31, 2007, respectively. Swiss Re has funded a trust with a balance of $1.8 billion as of March 31, 2008, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, as of March 31, 2008, related to the business sold to Swiss Re.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $50 million of reinsurance recoverables on certain of this income disability business. We have agreed to arbitrate this dispute with Swiss Re. Although the outcome of the arbitration is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

On July 31, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity® Advantage, our rider related to our Individual Market’s variable annuity products. Under the arrangement, Swiss Re provides 50% quota share coinsurance of the lifetime guaranteed minimum withdrawal benefit for business written in 2007 and 2008, up to a total of $3.8 billion in rider sales. We expect to achieve the sales level covered under this arrangement during the second quarter of 2008. The arrangement will not be renewed for new business, but this will not affect our ability to continue to write new business.

During the third quarter of 2006, one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $800 million of fixed annuity business that we reinsure with Scottish Re, approximately 73% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $112 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these ratings downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

As of March 31, 2008, we had reinsurance recoverables of $721 million and policy loans of $48 million, which were related to the businesses of Jefferson-Pilot that are coinsured with Household International (“HI”) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $98 and $469 million for the first quarter of 2008 and 2007, respectively. The change in cash provided by operating activities is primarily related to the timing of federal income tax payments. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2008	2007	2007
Dividends from Subsidiaries
LNL	$200	$146	$769
First Penn-Pacific	—	—	150
Lincoln Financial Media	658	17	86
Delaware Investments	15	15	55
Other non-regulated companies(1)	—	—	395
Lincoln UK	—	16	75
Loan Repayments and Interest from Subsidiary
LNL interest on intercompany notes (2)	21	21	82

	$894	$215	$1,612

Other Cash Flow and Liquidity Items
Net capital received from stock option exercises	$7	$47	$107

(1)	For the year ended December 31, 2007, amount represents a dividend of Bank of America shares to LNC from a subsidiary occurring in September 2007.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the prior calendar year. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of (i) 10% of surplus to contract holders as of the immediately preceding calendar year or (ii) net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

Our insurance subsidiaries have statutory surplus and risk based capital levels well above current regulatory required levels. As mentioned earlier, more than 75% of our life sales consist of products containing secondary guarantees, which require reserving practices under AG38. Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements. See “Financing Activities” below for additional details.

Included in the letters of credit (“LOCs”) issued as of March 31, 2008, reported in the revolving credit facilities table in “Financing Activities,” was approximately $1.2 billion of LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on UL business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products. We are continuing to pursue capital management strategies related to our AG38 reserves involving reinsurance and securitizations. We completed our issuance of $375 million of 6.30% senior notes in the fourth quarter of 2007, which resulted in the release of approximately $300 million of capital previously supporting our UL products with secondary guarantees. See “Results of Other Operations” for additional information. We are targeting another transaction during 2008 that will finance a portion of statutory reserves related to our insurance products with secondary guarantees. See “Part I – Item 1. Business – Regulatory” in our 2007 Form 10-K for further information on AG38 reserves. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

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

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the FSA and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK typically maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the U.K. insurance subsidiaries and cash flow to the holding company. During the first quarter of 2008, Lincoln UK fell below its targeted capital levels due to significant increases in corporate bond spreads and restrictions imposed by the U.K. statutory valuation basis. As a result of falling below targeted capital levels, Lincoln UK did not pay dividends to the holding company. However, this did not have an adverse effect on our liquidity.

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

Details underlying debt and financing activity (in millions) were as follows:

	For the Three Months Ended March 31, 2008
	Beginning Balance	Issuance	Maturities and Repayments	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Commercial paper	$265	$—	$—	$—	$(54)	$211
Current maturities of long-term debt	285	—	(100)	—	15	200

Total short-term debt	$550	$—	$(100)	$—	$(39)	$411

Long-Term Debt
Senior notes	$2,892	$—	$—	$23	$(14)	$2,901
Junior subordinated debentures issued to affiliated trusts	155	—	—	—	—	155
Capital securities	1,571	—	—	—	—	1,571

Total long-term debt	$4,618	$—	$—	$23	$(14)	$4,627

(1)

Other changes include the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

	Expiration Date	As of March 31, 2008
		Maximum Available	Loans Outstanding
Revolving Credit Facilities
Five-year revolving credit facility	March 2011	$1,750	$—
Five-year revolving credit facility	February 2011	1,350	—
U.K. revolving credit facility	November 2008	20	—

Total		$3,120	$—

Letters of credit issued			$1,794

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

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of March 31, 2008, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. As of March 31, 2008, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity. See “Part I – Item 1. Business – Ratings” in our 2007 Form 10-K for additional information on our ratings.

Divestitures

For a discussion of our divestitures, see “Introduction – Acquisitions and Dispositions.”

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

The holding company had an average loan balance of $435 million from the cash management account during the first quarter of 2008. The holding company had a maximum and minimum amount of financing that is used from the cash management account during this period of $603 million and $284 million, respectively.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of March 31, 2008, our insurance subsidiaries had securities with a carrying value of $718 million out on loan under the securities lending program and $480 million carrying value subject to reverse-repurchase agreements.

LNC has a $1.0 billion commercial paper program that is rated A-1, P-2, F-1. The commercial paper program is backed by a bank line of credit. During the first quarter of 2008, LNC had an average of $361 million in commercial paper outstanding with a maximum amount of $575 million outstanding at any time. LNC had $211 million of commercial paper outstanding as of March 31, 2008.

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

	For the Three Months Ended March 31,			For the Year Ended December 31,
	2008	2007	Change	2007
Dividends to stockholders	$110	$109	1%	$430
Repurchase of common stock	286	512	-44%	986

Total cash returned to stockholders	$396	$621	-36%	$1,416

Number of shares repurchased	5.450	7.215	-24%	15.381
Average price per share	$52.42	$70.92	-26%	$64.13

On November 6, 2007, the Board of Directors approved an increase in the quarterly dividend to stockholders from $0.395 per share to $0.415 per share effective in 2008.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity and surplus note interest payments of its insurance company subsidiaries. The insurance company subsidiaries’ dividend capacity is impacted by factors influencing their risk-based capital and statutory earnings performance. Currently, we expect to have sufficient liquidity and capital resources to meet our obligations in 2008. For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A – Risk Factors” in our 2007 Form 10-K and “Forward-looking Statements – Cautionary Language” in this report.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

RESTRUCTURING ACTIVITIES

See Note 15 in our 2007 Form 10-K for discussion of our restructuring activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk and credit risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Employer Markets and Individual Markets businesses, where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. The primary sources of market risk are: substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values. These market risks are discussed in detail in the following pages.

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

Interest Rate Risk—Falling Rates

The spreads on our fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. Minimum guaranteed rates on annuity and UL policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to contract holders and the respective minimum guaranteed policy rate, broken out by contract holder account values reported within the Employer Markets and Individual Markets businesses (in millions):

	As of March 31, 2008
	Account Values				Percent of Total Account Values
	Employer Markets - Defined Contribution	Individual Markets		Total
		Annuities	Life Insurance
Excess of Crediting Rates over Contract Minimums
CD and on-benefit type annuities	$1,448	$10,583	$—	$12,031	23.56%
Discretionary rate setting products (1)
No difference	3,251	3,244	11,621	18,116	35.48%
up to .1%	4,660	1,733	49	6,442	12.61%
0.11% to .20%	2	849	4,447	5,298	10.37%
0.21% to .30%	4	179	2,428	2,611	5.11%
0.31% to .40%	1	162	204	367	0.72%
0.41% to .50%	275	40	803	1,118	2.19%
0.51% to .60%	1,002	56	106	1,164	2.28%
0.61% to .70%	85	281	1,054	1,420	2.78%
0.71% to .80%	44	11	45	100	0.20%
0.81% to .90%	—	2	3	5	0.01%
0.91% to 1.0%	155	7	170	332	0.65%
1.01% to 1.50%	29	50	617	696	1.36%
1.51% to 2.00%	78	403	288	769	1.51%
2.01% to 2.50%	—	398	14	412	0.81%
2.51% to 3.00%	9	—	2	11	0.02%
3.01% and above	174	1	—	175	0.34%

Total discretionary rate setting products	9,769	7,416	21,851	39,036	76.44%

Total account values	$11,217	$17,999	$21,851	$51,067	100.00%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

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

Interest Rate Risk—Rising Rates

For both annuities and UL, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields.

As rates rise, the lag may be increased by slowing mortgage-backed securities prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions. With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within our risk tolerances.

Debt

We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives

We have entered into derivative transactions to reduce our exposure to rapid changes in interest rates. The derivative programs are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are changing. Such derivatives include interest rate swaps, interest rate futures, interest rate caps and treasury locks. During the first three months of 2008, the more significant changes in our derivative positions were as follows:

•

Interest rate swap agreements hedging floating rate bond coupon payments with a notional amount of $37 million matured or terminated, resulting in a remaining notional amount of $981 million. A gain of $1 million was recognized on the terminations. We also entered into $1.6 billion notional amount of interest rate swap agreements hedging a portion of the liability exposure on certain options in our variable annuity products, resulting in a total notional amount of $6.3 billion. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return;

•

Interest rate cap agreements with a notional amount of $250 million matured, resulting in a remaining notional amount of $3.9 billion. These interest rate cap agreements are used to hedge our annuity business against a negative impact of a significant and sustained rise in interest rates; and

•

We entered into and terminated forward-starting interest rate swap agreements with a notional amount of $80 million and $90 million, respectively, resulting in a remaining notional amount of $40 million. These swaps are used to hedge interest rate risk associated with assets that support our annuity liabilities. A loss of $2 million was recognized on certain terminations and was reported in other comprehensive income (“OCI”). The loss will be reclassified from accumulated OCI recognized in income over the life of the purchased assets. A loss of $1 million was recognized on other terminations and was recorded in net income as benefits.

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

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), and deferred front-end sales loads (“DFEL”). However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related fees we earn on those assets.

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

Assets and Liabilities

While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than our fixed-income investments. These investments, however, add diversification benefits to our fixed-income investments.

We have exposure to changes in our stock price through stock appreciation rights issued. This program is being hedged with equity derivatives.

Derivatives Hedging Equity Market Risk

During the first three months of 2008, the more significant changes in our derivative positions hedging equity market risk were as follows:

•

We had 0.2 million call options on Lincoln National Corporation (“LNC”) stock mature, resulting in a remaining 0.4 million call options on an equal number of shares of LNC stock. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock;

•

We entered into variance swaps with a notional amount of $25 million, resulting in a total notional amount of $31 million. These swaps are used to hedge the liability exposure on certain options in variable annuity products;

•

We entered into Standard & Poor’s (“S&P”) 500 Index® call options with a notional amount of $535 million. In addition, call options with a notional amount of $475 million expired, resulting in a remaining notional amount of $2.9 billion. These call options are hedging the impact of the equity-index interest credited to our equity annuity products;

•

We entered into and terminated put option agreements with a notional amount of $825 million and $400 million, respectively, resulting in a remaining notional amount of $4.5 billion. These put options are hedging a portion of the liability exposure on certain options in our variable annuity products. No gain or loss was recognized as a result of the terminations; and

•

We had net purchases and terminations in financial futures with a notional amount of $1.4 billion, resulting in a remaining notional amount of $1.9 billion. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. No gain or loss was recognized as a result of the terminations.

Impact of Equity Market Sensitivity

Due to the use of our RTM process and our hedging strategies as described in “Critical Accounting Policies and Estimates” in our 2007 Form 10-K, we expect that in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets. However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets. The table below presents our estimate of the annual, after-tax, after-DAC, impact on income from operations, from both a 1% and 10% decline in the equity markets (in millions), excluding any impact related to sales, prospective and retrospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

Segment	Relevant Measure	Impact per 1% Change	Impact per 10% Change
Investment Management	Composite of Equity Assets (1)	$2	$15

Individual Markets - Annuities	Average daily change in the S&P 500	3	37

Employer Markets - Defined Contribution	Average daily change in the S&P 500	1	14

Lincoln UK	Average daily change in the FTSE 100	—	4

(1)

The Investment Management segment manages equity-based assets of varying styles (growth, value, blend and international) and underlying products (mutual funds, institutional accounts, insurance separate accounts, etc.). No single equity benchmark is an accurate predictor of the change in earnings for this segment and the earnings impact summarized above includes the return on seed capital.

The impact on earnings summarized above is an expected annual effect. The result of the above factors should be multiplied by 25% to arrive at an estimated quarterly effect. The effect of quarterly equity market changes upon fee revenues and asset-based expenses will not be fully recognized in the current quarter due to the fact that fee revenues are earned and related expenses are incurred based upon daily variable account values. The difference between the current period average daily variable account values compared to the end of period variable account values impacts fee revenues in subsequent periods. Additionally, the impact on earnings may not necessarily be symmetrical with comparable increases in the equity markets. This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency. For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Default Risk

Our portfolio of invested assets was $71.6 billion and $71.9 billion as of March 31, 2008 and December 31, 2007, respectively. Of this total, $45.5 billion and $46.1 billion consist of corporate bonds and $7.5 billion and $7.4 billion consist of commercial mortgages as of March 31, 2008, and December 31, 2007, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives

We use various credit-related derivatives to minimize exposure to various credit-related risks. We use credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay or obligation acceleration. As of March 31, 2008, and December 31, 2007, we had no purchased credit default swaps outstanding.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a default event by the bond issuer. As of March 31, 2008, and December 31, 2007, we had credit default swaps with a notional amount of $60 million, which expire in 2010 through 2012.

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

Item 4.	Controls and Procedures

Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Information regarding reportable legal proceedings is contained in “Part I – Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2008 (dollars in millions, except per share data):

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
1/1/08 - 1/31/08	392	$54.31	—	$1,663.4

2/1/08 - 2/29/08	5,327,250	52.44	5,300,000	1,385.5

3/1/08 - 3/31/08	157,508	51.17	150,000	1,377.9

(1)

Of the total number of shares purchased, 28,883 shares were received in connection with the exercise of stock options and related taxes and 6,267 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended March 31, 2008, there were 5,450,000 shares purchased as part of publicly announced plans or programs.

(2)

On February 23, 2007, our Board approved a $2 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion. As of March 31, 2008, our security repurchase authorization was $1.4 billion. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. The shares repurchased in connection with the awards described in footnote (1) are not included in our security repurchase.

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
Douglas N. Miller
Vice President and Chief Accounting Officer

Date: May 9, 2008

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2008

10.1	Form of 2008-2010 Performance Cycle Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.

10.2	Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.

10.3	Form of Restricted Stock Unit Award Agreement under the Delaware Investments U.S., Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.

10.4	Description of Special 2008 Annual Incentive Payout Arrangement with Terrance J. Mullen, President of Lincoln Financial Distributors, is filed herewith.

10.5	LNC Deferred Compensation and Supplemental/Excess Retirement Plan is incorporated by reference to Exhibit 10.17 of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.

10.6	Form of Restricted Stock Unit Award Agreement under the LNC Amended and Restated Incentive Compensation Plan, adopted February 7, 2008, is filed herewith.

10.7	Form of Restricted Stock Award Agreement is filed herewith.

10.8	Amendment No. 2 to the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.3 of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.

12.1	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1