Form 10-Q
period 2008-06-30
LINCOLN NATIONAL CORP
filed 2008-08-08
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2008, there were 256,827,934 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2008 - $56,553; 2007 - $56,069)	$54,518	$56,276
Equity (cost: 2008 - $617; 2007 - $548)	464	518
Trading securities	2,550	2,730
Mortgage loans on real estate	7,678	7,423
Real estate	136	258
Policy loans	2,802	2,835
Derivative investments	890	807
Other investments	1,163	1,075

Total investments	70,201	71,922
Cash and invested cash	1,921	1,665
Deferred acquisition costs and value of business acquired	10,608	9,580
Premiums and fees receivable	399	401
Accrued investment income	876	843
Reinsurance recoverables	8,220	8,237
Goodwill	4,045	4,144
Other assets	2,716	3,530
Separate account assets	85,295	91,113

Total assets	$184,281	$191,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$16,218	$16,007
Other contract holder funds	60,363	59,640
Short-term debt	900	550
Long-term debt	4,102	4,618
Reinsurance related derivative liability	112	220
Funds withheld reinsurance liabilities	2,069	2,117
Deferred gain on indemnity reinsurance	658	696
Payables for collateral under securities loaned and derivatives	1,490	1,135
Other liabilities	2,576	3,621
Separate account liabilities	85,295	91,113

Total liabilities	173,783	179,717

Contingencies and Commitments (See Note 9)
Stockholders’ Equity
Series A preferred stock - 10,000,000 shares authorized	—	—
Common stock - 800,000,000 shares authorized; 256,801,622 and 264,233,303 shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	7,023	7,200
Retained earnings	4,283	4,293
Accumulated other comprehensive income (loss)	(808)	225

Total stockholders’ equity	10,498	11,718

Total liabilities and stockholders’ equity	$184,281	$191,435

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues
Insurance premiums	$530	$489	$1,039	$948
Insurance fees	842	742	1,654	1,506
Investment advisory fees	76	93	152	183
Net investment income	1,077	1,133	2,142	2,223
Realized gain (loss)	(108)	7	(143)	41
Amortization of deferred gain on business sold through reinsurance	19	26	38	45
Other revenues and fees	146	181	292	346

Total revenues	2,582	2,671	5,174	5,292

Benefits and Expenses
Interest credited	613	606	1,225	1,206
Benefits	684	651	1,362	1,244
Underwriting, acquisition, insurance and other expenses	847	816	1,656	1,625
Interest and debt expense	65	73	140	135
Impairment of intangibles	173	—	173	—

Total benefits and expenses	2,382	2,146	4,556	4,210

Income from continuing operations before taxes	200	525	618	1,082
Federal income taxes	75	155	200	324

Income from continuing operations	125	370	418	758
Income (loss) from discontinued operations, net of federal incomes taxes	—	6	(4)	14

Net income	$125	$376	$414	$772

Earnings Per Common Share – Basic
Income from continuing operations	$0.48	$1.37	$1.61	$2.78
Income (loss) from discontinued operations	—	0.02	(0.02)	0.05

Net income	$0.48	$1.39	$1.59	$2.83

Earnings Per Common Share – Diluted
Income from continuing operations	$0.48	$1.35	$1.60	$2.74
Income (loss) from discontinued operations	—	0.02	(0.02)	0.05

Net income	$0.48	$1.37	$1.58	$2.79

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)
Series A Preferred Stock
Balance at beginning-of-year	$—	$1

Balance at end-of-period	—	1

Common Stock
Balance at beginning-of-year	7,200	7,449
Issued for acquisition	—	20
Stock compensation	41	85
Deferred compensation payable in stock	3	4
Retirement of common stock/cancellation of shares	(221)	(195)

Balance at end-of-period	7,023	7,363

Retained Earnings
Balance at beginning-of-year	4,293	4,138
Cumulative effect of adoption of SOP 05-1	—	(41)
Cumulative effect of adoption of FIN 48	—	(15)
Cumulative effect of adoption of EITF 06-10	(4)	—
Comprehensive income (loss)	(619)	308
Less other comprehensive loss, net of tax	(1,033)	(464)

Net income	414	772
Retirement of common stock	(205)	(317)
Dividends declared: Common (2008 - $.83; 2007 - $ .79)	(215)	(214)

Balance at end-of-period	4,283	4,323

Net Unrealized Gain on Available-for-Sale Securities
Balance at beginning-of-year	86	493
Change during the period	(1,025)	(476)

Balance at end-of-period	(939)	17

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	53	39
Change during the period	(12)	(4)

Balance at end-of-period	41	35

Foreign Currency Translation Adjustment
Balance at beginning-of-year	175	165
Change during the period	2	16

Balance at end-of-period	177	181

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(89)	(84)
Change during the period	2	—

Balance at end-of-period	(87)	(84)

Total stockholders’ equity at end-of-period	$10,498	$11,836

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$414	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired deferrals and interest, net of amortization	(357)	(484)
Trading securities purchases, sales and maturities, net	96	218
Change in derivative investments	(7)	(8)
Change in premiums and fees receivable	2	(76)
Change in accrued investment income	(33)	5
Change in reinsurance recoverables	17	(120)
Change in future contract benefits	223	196
Change in other contract holder funds	183	895
Change in funds withheld reinsurance liability	(48)	61
Change in federal income tax accruals	(230)	295
Change in net periodic benefit accruals	—	(4)
Realized (gain) loss	143	(41)
Loss on disposal of discontinued operations	12	—
Impairment of intangibles	173	—
Amortization of deferred gain on business sold through reinsurance	(38)	(45)
Stock-based compensation expense	19	29
Depreciation, amortization and accretion, net	24	15
Other	(142)	(319)

Net adjustments	37	617

Net cash provided by operating activities	451	1,389

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,615)	(7,995)
Sales of available-for-sale securities	1,014	5,206
Maturities of available-for-sale securities	1,924	2,125
Purchases of other investments	(1,213)	(1,251)
Sales or maturities of other investments	914	1,157
Increase (decrease) in payables for collateral under securities loaned and derivatives	355	(132)
Proceeds from sale of subsidiaries/businesses and disposal of discontinued operations	644	—
Other	(53)	10

Net cash used in investing activities	(30)	(880)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(100)	(553)
Issuance of long-term debt	—	750
Issuance (decrease) in commercial paper	(65)	30
Deposits of fixed account values, including the fixed portion of variable	4,913	4,500
Withdrawals of fixed account values, including the fixed portion of variable	(2,787)	(4,071)
Transfers to and from separate accounts, net	(1,233)	(1,131)
Maturities of funding agreements	(300)	—
Common stock issued for benefit plans and excess tax benefits	25	62
Repurchase of common stock	(401)	(512)
Dividends paid to stockholders	(217)	(216)

Net cash used in financing activities	(165)	(1,141)

Net increase (decrease) in cash and invested cash	256	(632)
Cash and invested cash at beginning-of-year	1,665	1,621

Cash and invested cash at end-of-period	$1,921	$989

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. These reclassifications have no effect on net income or stockholders’ equity of the prior periods.

We have reclassified the results of certain derivatives and embedded derivatives to realized gain (loss), which were previously reported within insurance fees, net investment income, interest credited or benefits. The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in contract holder funds (previously reported within benefits) have also been reclassified to realized gain (loss).

The detail of the reclassifications from what was previously reported in prior period financial statements (in millions) was as follows:

	For the Three Months Ended		For the Six Months Ended June 30, 2007
	March 31, 2008	June 30, 2007
Realized gain (loss), as previously reported	$(38)	$(5)	$22
Effect of reclassifications to:
Insurance fees	32	16	31
Net investment income	(97)	37	36
Interest credited	102	(25)	(30)
Benefits	(13)	(5)	(1)
Underwriting, acquisition, insurance and other expenses	(21)	(11)	(17)

Realized gain (loss), as adjusted	$(35)	$7	$41

2. New Accounting Standards

Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 157 – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement and enhances disclosures about fair value instruments. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (exit price) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (entry price). Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy for fair value measurement is defined as follows:

•

Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. “Blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market are prohibited;

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

We have certain guaranteed benefit features within our annuity products that, prior to January 1, 2008, were recorded using fair value pricing. These benefits will continue to be measured on a fair value basis with the adoption of SFAS 157, utilizing Level 3 inputs and some Level 2 inputs, which are reflective of the hypothetical market participant perspective for fair value measurement, including liquidity assumptions and assumptions regarding the Company’s own credit or non-performance risk. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs and the effects of the measurements on earnings. See Note 15 for additional information.

We adopted SFAS 157 effective January 1, 2008, by recording increases (decreases) to the following categories (in millions) on our consolidated financial statements:

Assets
DAC	$13
VOBA	(8)
Other assets – DSI	2

Total assets	$7

Liabilities
Other contract holder funds:
Remaining guaranteed interest and similar contracts	$(20)
Embedded derivative instruments – living benefits liabilities	48
DFEL	3
Other liabilities – income tax liabilities	(8)

Total liabilities	$23

Revenues
Realized loss	$(24)
Federal income tax benefit	(8)

Loss from continuing operations	$(16)

The impact for the first quarter adoption of SFAS 157 to basic and diluted per share amounts was a decrease of $0.06.

FASB Staff Position No. FAS 157-2 – Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we did not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities within the scope of FSP 157-2. Examples of items to which the deferral is applicable include, but are not limited to:

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

We maintain collateral assignment split-dollar life insurance arrangements related to frozen policies that are within the scope of EITF 06-10. Effective January 1, 2008, we adopted EITF 06-10 by recording a $4 million cumulative effect adjustment to the opening balance of retained earnings, offset by an increase to our liability for postretirement benefits. We also recorded notes receivable for the amounts due to us from participants under the split-dollar arrangements. The recording of the notes receivable did not have a material effect on our consolidated financial condition or results of operations.

Derivative Implementation Group Statement 133 Implementation Issue No. E23 – Issues Involving the Application of the Shortcut Method Under Paragraph 68

In December 2007, the FASB issued Derivative Implementation Group (“DIG”) Statement 133 Implementation Issue No. E23, “Issues Involving the Application of the Shortcut Method under Paragraph 68” (“DIG E23”), which gives clarification to the application of the shortcut method of accounting for qualifying fair value hedging relationships involving an interest-bearing financial instrument and/or an interest rate swap, originally outlined in paragraph 68 in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). We adopted DIG E23 effective January 1, 2008, for hedging relationships designated on or after that date. The adoption did not have a material impact on our consolidated financial condition or results of operations.

Future Adoption of New Accounting Standards

SFAS No. 141(R) – Business Combinations

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS No. 141 “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the fundamental requirements of SFAS 141, but establishes principles and requirements for the acquirer in a business combination to recognize and measure the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree and the goodwill acquired or the gain from a bargain purchase. The revised statement requires, among other things, that assets acquired, liabilities assumed and any noncontrolling interest in the acquiree shall be measured at their acquisition-date fair values. For business combinations completed upon adoption of SFAS 141(R), goodwill will be measured as the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, in excess of the fair values of the identifiable net assets acquired. Any contingent consideration shall be recognized at the acquisition-date fair value, which improves the accuracy of the goodwill measurement. Under SFAS 141(R), contractual pre-acquisition contingencies will be recognized at their acquisition-date fair values and non-contractual pre-acquisition contingencies will be recognized at their acquisition date fair values if it is more likely than not that the contingency gives rise to an asset or liability. Deferred recognition of pre-acquisition contingencies will no longer be permitted. Acquisition costs will be expensed in the period the costs are incurred, rather than included in the cost of the acquiree, and disclosure requirements will be enhanced to provide users with information to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, with earlier adoption prohibited. We will adopt SFAS 141(R) for acquisitions occurring after January 1, 2009.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which aims to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the Consolidated Statements of Income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently as equity transactions. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary, sells some of its ownership interests in its subsidiary, the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will adopt SFAS 160 effective January 1, 2009, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

FSP FAS No. 140-3 – Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), regarding the criteria for a repurchase financing to be considered a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” A repurchase financing is a transaction where the buyer (“transferee”) of a financial asset obtains financing from the seller (“transferor”) and transfers the financial asset back to the seller as collateral until the financing is repaid. Under FSP 140-3, the transferor and the transferee shall not separately account for the transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. In addition, an initial transfer of a financial asset and a repurchase financing entered into contemporaneously with, or in contemplation of, one another, must meet the criteria identified in FSP 140-3 in order to receive separate accounting treatment. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 140-3 will be applied prospectively to initial transfers and repurchase financings executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied. Early application is not permitted. We will adopt FSP 140-3 effective January 1, 2009, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures will include: how and why we use derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. Quantitative disclosures will be enhanced by requiring a tabular format by primary underlying risk and accounting designation for the fair value amount and location of derivative instruments in the financial statements and the amount and location of gains and losses in the financial statements for derivative instruments and related hedged items. The tabular disclosures should improve transparency of derivative positions existing at the end of the reporting period and the effect of using derivatives during the reporting period. SFAS 161 also requires the disclosure of credit-risk-related contingent features in derivative instruments and cross-referencing within the notes to the consolidated financial statements to assist users in locating information about derivative instruments. The amended and expanded disclosure requirements apply to all derivative instruments within the scope of SFAS 133, non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 effective January 1, 2009, at which time we will include these required enhanced disclosures related to derivative instruments and hedging activities in our financial statements.

FSP FAS No. 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which applies to recognized intangible assets accounted for under the guidance in SFAS 142. When developing renewal or extension assumptions in determining the useful life of recognized intangible assets, FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements. Absent the historical experience, an entity should use the assumptions a market participant would make when renewing and extending the intangible asset consistent with the highest and best use of the asset by market participants. In addition, FSP 142-3 requires financial statement disclosure regarding the extent to which expected future cash flows associated with the asset are affected by an entity’s intent and/or ability to renew or extend an arrangement. FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption prohibited. FSP 142-3 should be applied prospectively to determine the useful life of a recognized intangible asset acquired after the effective date. In addition, FSP 142-3 requires prospective application of the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt FSP 142-3 on January 1, 2009 and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

SFAS No. 163 – Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”), which applies to financial guarantee insurance and reinsurance contracts not accounted for as derivative instruments, and issued by entities within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 changes current accounting practice related to the recognition and measurement of premium revenue and claim liabilities such that premium revenue recognition is linked to the amount of insurance protection and the period in which it is provided, and a claim liability is recognized when it is expected that a claim loss will exceed the unearned premium revenue. In addition, SFAS 163 expands disclosure requirements to include information related to the premium revenue and claim liabilities, as well as information related to the risk-management activities used to evaluate credit deterioration in insured financial obligations. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years; early application is not permitted. However, the disclosure requirements related to risk-management activities are effective in the first period (including interim periods) beginning after May 2008. We will adopt SFAS 163 effective January 1, 2009, except for the disclosure requirements which, if applicable, will be provided in the third quarter of 2008. Since we do not hold a significant amount of financial guarantee insurance and reinsurance contracts, we expect the adoption of SFAS 163 will not be material to our consolidated financial condition or results of operations.

EITF No. 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance to determine whether an instrument (or an embedded feature) is indexed to an entity’s own stock when evaluating the instrument as a derivative under SFAS 133. An instrument that is both indexed to an entity’s own stock and classified in stockholders’ equity in the entity’s statement of financial position is not considered a derivative for the purposes of applying the guidance in SFAS 133. EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to its own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions. EITF 07-5 is applicable to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt EITF 07-5 on January 1, 2009, and do not expect the adoption will be material to our consolidated financial condition and results of operations.

3. Dispositions

Discontinued Media Operations

During the fourth quarter of 2007, we entered into a definitive agreement to sell our television broadcasting, Charlotte radio and sports programming businesses. These businesses were acquired as part of the Jefferson-Pilot merger on April 3, 2006. The sports programming sale closed on November 30, 2007, the Charlotte radio broadcasting sale closed on January 31, 2008, and the television broadcasting sale closed on March 31, 2008. Accordingly, in the periods prior to the closings, the assets and liabilities of these businesses were reclassified as held-for-sale and were reported within other assets and other liabilities on our Consolidated Balance Sheets. The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of June 30, 2008	As of December 31, 2007
Goodwill	$—	$340
Specifically identifiable intangible assets	—	266
Other	—	146

Total assets held-for-sale	$—	$752

Liabilities held-for-sale	$—	$354

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income, and the amounts (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$—	$29	$22	$71

Income from discontinued operations before disposal, before federal income taxes	$—	$10	$8	$22
Federal income taxes	—	4	3	8

Income from discontinued operations before disposal	—	6	5	14

Disposal
Loss on disposal, before federal income taxes	—	—	(12)	—
Federal income tax benefit	—	—	(3)	—

Loss on disposal	—	—	(9)	—

Income (loss) from discontinued operations	$—	$6	$(4)	$14

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

During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax loss of $2 million on our Consolidated Statements of Income as a result of the goodwill we attributed to this business. Any adjustment to the purchase price, if necessary, will be determined at October 31, 2008. During the three and six months ended June 30, 2008, we recorded an after-tax gain of $1 million and $3 million, respectively, on our Consolidated Statements of Income related to this transaction.

4. Investments

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities (in millions) were as follows:

	As of June 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Corporate bonds	$44,160	$675	$2,216	$42,619
U.S. Government bonds	191	13	1	203
Foreign government bonds	887	43	23	907
Asset and mortgage-backed securities:
Mortgage pass-through securities	1,712	17	24	1,705
Collateralized mortgage obligations	6,730	64	418	6,376
Commercial mortgage-backed securities	2,628	21	182	2,467
State and municipal bonds	142	1	2	141
Redeemable preferred stocks	103	2	5	100

Total fixed maturity securities	56,553	836	2,871	54,518
Equity securities	617	39	192	464

Total available-for-sale securities	$57,170	$875	$3,063	$54,982

	As of December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Corporate bonds	$43,973	$1,120	$945	$44,148
U.S. Government bonds	205	17	—	222
Foreign government bonds	979	67	9	1,037
Asset and mortgage-backed securities:
Mortgage pass-through securities	1,226	24	4	1,246
Collateralized mortgage obligations	6,721	78	130	6,669
Commercial mortgage-backed securities	2,711	49	70	2,690
State and municipal bonds	151	2	—	153
Redeemable preferred stocks	103	9	1	111

Total fixed maturity securities	56,069	1,366	1,159	56,276
Equity securities	548	13	43	518

Total available-for-sale securities	$56,617	$1,379	$1,202	$56,794

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities (in millions) were as follows:

	As of June 30, 2008
	Amortized Cost	Fair Value
Due in one year or less	$1,893	$1,901
Due after one year through five years	12,993	13,049
Due after five years through ten years	15,715	14,916
Due after ten years	14,882	14,104

Subtotal	45,483	43,970
Asset and mortgage-backed securities	11,070	10,548

Total fixed maturity available-for-sale securities	$56,553	$54,518

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of available-for-sale securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2008
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$17,482	$945	$6,742	$1,271	$24,224	$2,216
U.S. Government bonds	37	1	—	—	37	1
Foreign government bonds	274	8	98	15	372	23
Asset and mortgage-backed securities:
Mortgage pass-through securities	664	16	67	8	731	24
Collateralized mortgage obligations	2,024	159	896	259	2,920	418
Commercial mortgage-backed securities	1,082	51	647	131	1,729	182
State and municipal bonds	55	2	5	—	60	2
Redeemable preferred stocks	60	5	1	—	61	5

Total fixed maturity securities	21,678	1,187	8,456	1,684	30,134	2,871
Equity securities	350	190	15	2	365	192

Total available-for-sale securities	$22,028	$1,377	$8,471	$1,686	$30,499	$3,063

Total number of securities in an unrealized loss position						3,320

	As of December 31, 2007
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$11,540	$679	$4,467	$266	$16,007	$945
U.S. Government bonds	—	—	3	—	3	—
Foreign government bonds	95	4	51	4	146	8
Asset and mortgage-backed securities:
Mortgage pass-through securities	32	1	193	4	225	5
Collateralized mortgage obligations	1,742	101	1,116	29	2,858	130
Commercial mortgage-backed securities	520	47	562	23	1,082	70
State and municipal bonds	29	—	17	—	46	—
Redeemable preferred stocks	13	1	—	—	13	1

Total fixed maturity securities	13,971	833	6,409	326	20,380	1,159
Equity securities	402	42	8	1	410	43

Total available-for-sale securities	$14,373	$875	$6,417	$327	$20,790	$1,202

Total number of securities in an unrealized loss position						2,441

The fair value, gross unrealized losses (in millions) and number of available-for-sale securities where the fair value had declined below amortized cost by greater than 20%, were as follows:

	As of June 30, 2008
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$198	$102	59
Six months or greater, but less than nine months	354	255	27
Nine months or greater, but less than twelve months	225	128	38
Twelve months or greater	1,512	981	255

Total available-for-sale securities	$2,289	$1,466	379

	As of December 31, 2007
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$136	$49	22
Six months or greater, but less than nine months	427	138	32
Nine months or greater, but less than twelve months	364	110	17
Twelve months or greater	183	81	60

Total available-for-sale securities	$1,110	$378	131

As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, the cause of the $1.9 billion increase in our gross unrealized losses for the six months ended June 30, 2008, was attributable primarily to the combination of reduced liquidity in several market segments, deterioration in credit fundamentals and an increase in treasury rates. We believe that the securities in an unrealized loss position as of June 30, 2008 were not other-than-temporarily impaired due to our ability and intent to hold for a period of time sufficient for recovery.

Trading Securities

Trading securities at fair value retained in connection with modified coinsurance and coinsurance with funds withheld reinsurance arrangements (in millions) consisted of the following:

	As of June 30, 2008	As of December 31, 2007
Corporate bonds	$1,850	$1,999
U.S. Government bonds	376	367
Foreign government bonds	39	46
Asset and mortgage-backed securities:
Mortgage pass-through securities	21	22
Collateralized mortgage obligations	137	160
Commercial mortgage-backed securities	99	107
State and municipal bonds	17	19
Redeemable preferred stocks	9	8

Total fixed maturity securities	2,548	2,728
Equity securities	2	2

Total trading securities	$2,550	$2,730

The portion of trading losses that relate to trading securities still held as of June 30, 2008, was $91 million for the second quarter of 2008.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate. The commercial loans are geographically diversified throughout the United States with the largest concentrations in California and Texas, which accounted for approximately 29% of mortgage loans as of June 30, 2008.

Net Investment Income

The major categories of net investment income (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Fixed maturity available-for-sale securities	$855	$845	$1,713	$1,689
Equity available-for-sale securities	8	12	17	20
Trading securities	42	44	85	90
Mortgage loans on real estate	129	132	250	262
Real estate	6	13	14	28
Policy loans	43	44	88	87
Invested cash	15	17	34	36
Alternative investments	13	70	8	90
Other investments	(3)	3	(2)	12

Investment income	1,108	1,180	2,207	2,314
Investment expense	(31)	(47)	(65)	(91)

Net investment income	$1,077	$1,133	$2,142	$2,223

Realized Gain (Loss) Related to Investments

The detail of the realized gain (loss) related to investments (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Fixed maturity available-for-sale securities:
Gross gains	$22	$26	$31	$82
Gross losses	(138)	(46)	(238)	(53)
Equity available-for-sale securities:
Gross gains	—	4	3	6
Gross losses	(7)	—	(7)	—
Gain on other investments	3	5	28	1
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	24	(2)	49	(22)

Total realized gain (loss) on investments, excluding trading securities	(96)	(13)	(134)	14
Gain (loss) on certain derivative instruments	(29)	4	(32)	4

Total realized gain (loss) on investments and certain derivative instruments, excluding trading securities	$(125)	$(9)	$(166)	$18

Write-downs for other-than-temporary impairments included in realized loss on available-for-sale securities above	$(120)	$(30)	$(211)	$(34)

See Note 11 for a comprehensive listing of realized gain (loss).

Securities Lending

The carrying values of securities pledged under securities lending agreements were $602 million and $655 million as of June 30, 2008, and December 31, 2007, respectively. The fair values of these securities were $578 million and $634 million as of June 30, 2008, and December 31, 2007, respectively.

Reverse Repurchase Agreements

The carrying values of securities pledged under reverse repurchase agreements were $480 million as of June 30, 2008, and December 31, 2007. The fair values of these securities were $508 million and $502 million as of June 30, 2008, and December 31, 2007, respectively.

Investment Commitments

As of June 30, 2008, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $1.2 billion, which includes $337 million of standby commitments to purchase real estate upon completion and leasing.

Concentrations of Financial Instruments

As of June 30, 2008, and December 31, 2007, we did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S.

Credit-Linked Notes

As of June 30, 2008, and December 31, 2007, other contract holder funds on our Consolidated Balance Sheets included $850 million and $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively. LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies. These credit-linked notes are classified as asset-backed securities and are included in our fixed maturity securities on our Consolidated Balance Sheets. An additional $300 million funding agreement was assumed as a result of the merger of Jefferson-Pilot, but was not invested into credit-linked notes. This $300 million funding agreement matured on June 2, 2008.

We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreement. Our credit-linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. The high quality asset in two of these transactions is a AAA-rated asset-backed security secured by a pool of credit card receivables. The high quality asset in the third transaction is a guaranteed investment contract issued by MBIA, which is further secured by a pool of high quality assets.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments, which currently carries a mid- or low-AA rating. To date, there have been no defaults in any of the underlying collateral pools. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $850 million as of June 30, 2008.

As in the general markets, spreads on these transactions have widened, causing unrealized losses. We had unrealized losses of $390 million and $190 million on the $850 million in credit-linked notes as of June 30, 2008, and December 31, 2007, respectively. As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, we believe that these securities were not other-than-temporarily impaired as of June 30, 2008, and December 31, 2007.

The following summarizes information regarding our investments in these securities (dollars in millions):

	Amount and Date of Issuance
	$400 December 2006	$200 April 2007	$250 April 2007
Amount of subordination (1)	$2,184	$410	$1,167
Maturity	12/20/16	3/20/17	6/20/17
Current rating of tranche (1)	AA-	Aa2	A-
Number of entities (1)	125	100	102
Number of countries (1)	20	21	14

(1)	As of June 30, 2008.

5. DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning-of-year	$6,510	$5,116
Cumulative effect of adoption of Statement of Position (“SOP”) 05-1 (“SOP 05-1”)	—	(31)
Deferrals	896	968
Amortization, net of interest:
Unlocking	(10)	31
Other amortization	(403)	(385)
Adjustment related to realized gains on available-for-sale securities and derivatives	(10)	(27)
Adjustment related to unrealized losses on available-for-sale securities and derivatives	332	188
Foreign currency translation adjustment	1	13

Balance at end-of-period	$7,316	$5,873

Changes in VOBA (in millions) were as follows:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning-of-year	$3,070	$3,304
Cumulative effect of adoption of SOP 05-1	—	(35)
Business acquired	—	14
Deferrals	26	24
Amortization:
Unlocking	(20)	9
Other amortization	(199)	(233)
Accretion of interest	67	70
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	13	(11)
Adjustment related to unrealized losses on available-for-sale securities and derivatives	334	78
Foreign currency translation adjustment	1	8

Balance at end-of-period	$3,292	$3,228

Changes in DSI (in millions) were as follows:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning-of-year	$279	$194
Cumulative effect of adoption of SOP 05-1	—	(3)
Deferrals	52	51
Amortization, net of interest:
Unlocking	1	2
Other amortization	(15)	(16)
Adjustment related to realized gains on available-for-sale securities and derivatives	(3)	(3)

Balance at end-of-period	$314	$225

Changes in DFEL (in millions) were as follows:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning-of-year	$1,183	$977
Cumulative effect of adoption of SOP 05-1	—	(2)
Deferrals	206	203
Amortization, net of interest:
Unlocking	(14)	9
Other amortization	(95)	(90)
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	1	(1)
Foreign currency translation adjustment	1	10

Balance at end-of-period	$1,282	$1,106

6. Goodwill and Specifically Identifiable Intangibles

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Six Months Ended June 30, 2008
	Balance At Beginning- of-Year	Purchase Accounting Adjustments	Impairment	Foreign Currency Translation Adjustment	Balance At End- of-Period
Individual Markets:
Life Insurance	$2,201	$(9)	$—	$—	$2,192
Annuities	1,046	(6)	—	—	1,040
Employer Markets:
Retirement Products	20	—	—	—	20
Group Protection	274	—	—	—	274
Investment Management	247	1	—	—	248
Lincoln UK	17	—	—	—	17
Other Operations	339	(2)	(83)	—	254

Total goodwill	$4,144	$(16)	$(83)	$—	$4,045

The purchase accounting adjustments above relate to income tax deductions recognized when stock options attributable to mergers were exercised.

As a result of declines in current and forecasted advertising revenue for the entire radio market, we updated our intangible impairment review in the second quarter of 2008, which was outside of our annual process normally completed as of October 1 each year. This impairment test showed the implied fair value of our remaining radio properties were lower than their carrying amounts, therefore we recorded non-cash impairments of goodwill (set forth above) and specifically identifiable intangible (set forth below), based upon the guidance of SFAS 142. The impairment of goodwill did not have any offsetting tax benefit; therefore, our effective tax rate for the three and six months ended June 30, 2008, was elevated over the corresponding periods in 2007.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of June 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortiza- tion	Gross Carrying Amount	Accumulated Amortiza- tion
Individual Markets – Life Insurance:
Sales force	$100	$9	$100	$7
Employer Markets – Retirement Products:
Mutual fund contract rights (1)	3	—	3	—
Investment Management:
Client lists	92	91	92	90
Other (1)	4	—	3	—
Other Operations:
FCC licenses (1) (2)	294	—	384	—
Other	4	3	4	3

Total	$497	$103	$586	$100

(1)	No amortization recorded as the intangible asset has indefinite life.
(2)	We recorded FCC licenses impairment of $90 million during the second quarter of 2008, as discussed above.

See Note 3 for goodwill and specifically identifiable intangibles included within discontinued operations.

7. Other Contract Holder Funds

Details of other contract holder funds (in millions) were as follows:

	As of June 30, 2008	As of December 31, 2007
Account values and other contract holder funds	$58,337	$57,698
Deferred front-end loads	1,282	1,183
Contract holder dividends payable	519	524
Premium deposit funds	133	140
Undistributed earnings on participating business	92	95

Total other contract holder funds	$60,363	$59,640

8. Federal Income Taxes

The effective tax rate was 38% and 30% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 32% and 30%, respectively. Differences in the effective rates and the U.S. statutory rate of 35% in 2008 were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits, other tax preference items and the impact of the goodwill impairment related to media operations, which did not have a corresponding tax effect. See Note 6 for additional information.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling that purports, among other things, to modify the calculation of the separate account DRD received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007, ruling and announced a new regulation project on the issue. The current separate account DRD lowered the effective tax rate by approximately 12% and 4% for the three months ended June 30, 2008 and 2007, respectively, and 7% and 4% for the six months ended June 30, 2008 and 2007, respectively. The separate account deduction for dividends was relatively flat compared to prior quarters; however, its impact to the effective tax rate was the result of lower pre-tax income for the three months ended June 30, 2008.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. As of June 30, 2008, we believed that it was more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

As of June 30, 2008, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of none to $12 million.

We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

In the normal course of business, we are subject to examination by taxing authorities throughout the U.S. and the U.K. At any given time, we may be under examination by state, local or non-U.S. income tax authorities.

9. Contingencies and Commitments

See “Contingencies and Commitments” in Note 13 to the consolidated financial statements in our 2007 Form 10-K for a discussion of commitments and contingencies, which information is incorporated herein by reference.

Regulatory and Litigation Matters

Federal and state regulators continue to focus on issues relating to fixed and variable insurance products, including, but not limited to, suitability, replacements and sales to seniors. Like others in the industry, we have received inquiries including requests for information regarding sales to seniors from the Financial Industry Regulatory Authority, and we have responded to these inquiries. We continue to cooperate fully with such authority.

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

10. Stockholders’ Equity and Shares

Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Series A Preferred Stock
Balance at beginning-of-period	11,662	12,526	11,960	12,706
Conversion into common stock	—	(165)	(298)	(345)

Balance at end-of-period	11,662	12,361	11,662	12,361

Common Stock
Balance at beginning-of-period	259,206,033	270,685,522	264,233,303	275,752,668
Conversion of Series A preferred stock	—	2,640	4,768	5,520
Stock compensation (1)	300,262	734,675	691,644	2,838,673
Deferred compensation payable in stock	17,725	25,929	67,079	69,161
Retirement of common stock by repurchase/cancellation of shares	(2,722,398)	(7,153)	(8,195,172)	(7,224,409)

Balance at end-of-period	256,801,622	271,441,613	256,801,622	271,441,613

Common stock at end-of-period:
Assuming conversion of preferred stock	256,988,214	271,639,389	256,988,214	271,639,389
Diluted basis	257,825,399	274,489,187	257,825,399	274,489,187

(1)	Amount includes non stock option awards issued, including issuances for benefit plans and stock options exercised.

Earnings Per Share

The income used in the calculation of our diluted earnings per share (“EPS”) is our income from continuing operations and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for all periods presented, and preferred dividends declared and payable. A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from discontinued operations per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted-average shares, as used in basic calculation	257,785,473	270,566,521	259,368,519	272,716,140
Shares to cover conversion of preferred stock	186,592	199,012	187,824	199,980
Shares to cover non-vested stock	273,307	354,054	256,615	751,427
Average stock options outstanding during the period	9,199,383	13,307,765	9,596,842	13,815,359
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(8,998,441)	(11,111,321)	(9,411,397)	(11,613,259)
Shares repurchasable from measured but unrecognized stock option expense	(100,707)	(257,704)	(85,157)	(256,675)
Average deferred compensation shares	1,271,413	1,345,246	1,277,542	1,326,853

Weighted-average shares, as used in diluted calculation	259,617,020	274,403,573	261,190,788	276,939,825

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

11. Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Total realized gain (loss) on investments and certain derivative instruments, excluding trading securities (1)	$(125)	$(9)	$(166)	$18
Gain (loss) on certain reinsurance derivative/trading securities (2)	1	4	2	4
Indexed annuity net derivative results (3):
Gross	3	13	11	11
Associated amortization expense of DAC, VOBA, DSI and DFEL	(1)	(6)	(6)	(6)
Guaranteed living benefits (4):
Gross	20	12	38	30
Associated amortization expense of DAC, VOBA, DSI and DFEL	(8)	(6)	(27)	(15)
Guaranteed death benefits (5):
Gross	—	(2)	2	(2)
Associated amortization expense of DAC, VOBA, DSI and DFEL	—	1	(1)	1
Gain on sale of subsidiaries/businesses	2	—	4	—

Total realized gain (loss)	$(108)	$7	$(143)	$41

(1)	See Note 4 “Realized Gain (Loss) Related to Investments” for detail.
(2)

Represents changes in the fair value of total return swaps (embedded derivatives) related to various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements. Changes in the fair value of these derivatives are offset by the change in fair value of trading securities in the portfolios that support these arrangements.

(3)

Represents the net difference between the change in the fair value of the Standard & Poor’s (“S&P”) 500 Index® call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and 157. The six months ended June 30, 2008, includes a $10 million gain from the initial impact of adopting SFAS 157.

(4)

Represents the net difference in the change in fair value of the embedded derivative liabilities of our guaranteed living benefit (“GLB”) products and the change in the fair value of the derivative instruments we own to hedge, including the cost of purchasing the hedging instruments. The six months ended June 30, 2008, includes a $34 million loss from the initial impact of adopting SFAS 157.

(5)	Represents the change in the fair value of the derivatives used to hedge our guaranteed death benefit (“GDB”) riders.

Guaranteed Benefit Features

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GDB, guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features. The GDB features include those where we contractually guarantee to the contract holder either: return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary (“anniversary contract value”).

These guarantees are considered embedded derivatives and are recorded in future contract benefits on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. Effective January 1, 2008, we adopted SFAS 157, which affected the valuation of our embedded derivatives. See Note 2 of this report for details on the adoption of SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. The net impact of these changes is reported as GLB, which is a component of realized gain (loss) discussed above.

Information in the event of death on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of June 30, 2008	As of December 31, 2007
Return of Net Deposits
Variable annuity account value	$43,337	$44,833
Net amount at risk (1)	701	93
Average attained age of contract holders	56 years	55 years
Minimum Return
Variable annuity account value	$297	$355
Net amount at risk (1)	46	25
Average attained age of contract holders	68 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Variable annuity account value	$23,625	$25,537
Net amount at risk (1)	2,104	359
Average attained age of contract holders	64 years	64 years

(1)	Represents the amount of death benefit in excess of the current account balance at the end-of-period.

The determination of GDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The following summarizes the balances of and changes in the liabilities for GDB (in millions), which were recorded in future contract benefits on our Consolidated Balance Sheets:

	For the Six Months Ended June 30,
	2008	2007
Balance at beginning-of-year	$38	$23
Cumulative effect of adoption of SOP 05-1	—	(4)
Changes in reserves	25	10
Benefits paid	(11)	(3)

Balance at end-of-period	$52	$26

The changes to the benefit reserves amounts above are reflected in benefits on our Consolidated Statements of Income.

The results of the hedging program are included in realized gain (loss), which included gains of less than $1 million and $2 million for GDB for the three months and six months ended June 30, 2008, respectively, and losses of $1 million and $2 million for the three and six months ended June 30, 2007, respectively.

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of June 30, 2008	As of December 31, 2007
Asset Type
Domestic equity	$37,447	$44,982
International equity	11,899	8,076
Bonds	9,740	8,034
Money market	4,831	6,545

Total	$63,917	$67,637

Percent of total variable annuity separate account values	98%	97%

12. Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Commissions	$499	$536	$992	$1,050
General and administrative expenses	422	452	844	863
DAC and VOBA deferrals and interest, net of amortization	(156)	(272)	(357)	(484)
Other intangibles amortization	2	3	3	5
Media expenses	15	15	31	30
Taxes, licenses and fees	49	52	112	117
Merger-related expenses	16	30	31	44

Total	$847	$816	$1,656	$1,625

13. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The components of net defined benefit pension plan and postretirement benefit plan expense (in millions) were as follows:

	For the Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans
Service cost	$—	$7	$1	$1
Interest cost	15	14	2	2
Expected return on plan assets	(20)	(20)	—	—
Amortization of prior service cost	—	(1)	—	—
Recognized net actuarial gain	—	—	(1)	(1)

Net periodic benefit expense (recovery)	$(5)	$—	$2	$2

Non-U.S. Plans
Service cost	$1	$—
Interest cost	5	5
Expected return on plan assets	(5)	(5)
Recognized net actuarial loss	1	1

Net periodic benefit expense	$2	$1

	For the Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans
Service cost	$—	$16	$1	$2
Interest cost	30	30	4	4
Expected return on plan assets	(39)	(40)	(1)	(1)
Amortization of prior service cost	—	(1)	—	—
Recognized net actuarial gain	1	—	(1)	(1)

Net periodic benefit expense (recovery)	$(8)	$5	$3	$4

Non-U.S. Plans
Service cost	$1	$1
Interest cost	10	9
Expected return on plan assets	(11)	(10)
Recognized net actuarial loss	2	2

Net periodic benefit expense	$2	$2

On May 1, 2007, simultaneous with our announcement of the freeze of our primary defined benefit pension plans, we announced a number of enhancements to our employees’ 401(k) plan effective January 1, 2008. Consequently, we are no longer accruing service costs in our U.S. pension plans.

For any additional disclosures and other general information regarding our benefit plans, see Note 16 in our 2007 Form 10-K.

14. Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents, directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”) and deferred stock units. DIUS has a separate stock-based incentive compensation plan, which has DIUS stock underlying the awards.

In the first quarter of 2008, a performance period from 2008-2010 was approved for our executive officers by the Compensation Committee. Executive officers participating in this performance period received one-half of their award in 10-year LNC or DIUS restricted stock units, with the remainder of the award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. DIUS restricted stock units granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS. Depending on the performance, the actual amount of performance shares could range from zero to 200% of the granted amount. Under the 2008-2010 plan, a total of 1,564,800 LNC stock options were granted; 2,726 DIUS restricted stock units were granted; and 218,308 LNC performance shares were granted during the six months ended June 30, 2008.

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the three and six months ended June 30, 2008, which are summarized in the table below:

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008
Awards
10-year LNC stock options	10,772	14,326
Non-employee director stock options	—	60,489
Non-employee agent stock options	20,982	197,113
Restricted stock	18,776	163,397
Stock appreciation rights	—	234,800

15. Financial Instruments Carried at Fair Value

See “Fair Value of Financial Instruments” in Note 19 to the consolidated financial statements in our 2007 Form 10-K and SFAS No. 157 – Fair Value Measurements in Note 2 above for discussions of the methodologies and assumptions used to determine the fair value of our financial instruments.

The following table summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the SFAS 157 fair value hierarchy levels described in Note 2. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the second quarter of 2008 or as of June 30, 2008.

	As of June 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Investments:
Available-for-sale securities:
Fixed maturities	$234	$50,053	$4,231	$54,518
Equity	66	252	146	464
Trading securities	5	2,444	101	2,550
Derivative instruments	—	24	866	890
Cash and invested cash	—	1,921	—	1,921
Separate account assets	—	85,295	—	85,295

Total assets	$305	$139,989	$5,344	$145,638

Liabilities
Other contract holder funds:
Remaining guaranteed interest and similar contracts	$—	$—	$(298)	$(298)
Embedded derivative instruments – living benefits liabilities	—	—	(335)	(335)
Reinsurance related derivative liability	—	(112)	—	(112)

Total liabilities	$—	$(112)	$(633)	$(745)

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

The following tables summarize changes to our financial instruments carried at fair value (in millions) and classified within level 3 of the fair value hierarchy. This summary excludes any impact of amortization on DAC, VOBA, DSI and DFEL. When a determination is made to classify an asset or liability within level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Certain securities trade in less liquid or illiquid markets with limited or no pricing information, and the determination of fair value for these securities is inherently more difficult. However, level 3 fair value investments may include, in addition to the unobservable or level 3 inputs, observable components (that is, components that are actively quoted or can be validated to market-based sources). The gains and losses in the table below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended June 30, 2008
	Beginning Fair Value	Items Included in Earnings, Net	Gains (Losses) in OCI	Sales, Issuances, Maturities, Settlements, Calls, Net	Transfers In or Out of Level 3, Net (1)	Ending Fair Value
Investments:
Available-for-sale securities:
Fixed maturities	$4,223	$(13)	$(22)	$133	$(90)	$4,231
Equity	35	(6)	50	67	—	146
Trading securities	108	(6)	—	(1)	—	101
Derivative instruments	969	(118)	(5)	20	—	866
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(321)	21	—	2	—	(298)
Embedded derivative instruments – living benefits liabilities	(535)	2	234	(36)	—	(335)

Total, net	$4,479	$(120)	$257	$185	$(90)	$4,711

	For the Six Months Ended June 30, 2008
	Beginning Fair Value	Items Included in Earnings, Net	Gains (Losses) in OCI	Sales, Issuances, Maturities, Settlements, Calls, Net	Transfers In or Out of Level 3, Net (1)	Ending Fair Value
Investments:
Available-for-sale securities:
Fixed maturities	$4,420	$(15)	$(428)	$62	$192	$4,231
Equity	54	(6)	31	67	—	146
Trading securities	112	(8)	—	(8)	5	101
Derivative instruments	767	(8)	5	102	—	866
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(389)	47	—	44	—	(298)
Embedded derivative instruments – living benefits liabilities	(279)	4	9	(69)	—	(335)

Total, net	$4,685	$14	$(383)	$198	$197	$4,711

(1)

Transfers in or out of level 3 for available-for-sale and trading securities are displayed at amortized cost at the beginning of the period. For available-for-sale and trading securities, the difference between beginning of period amortized cost and beginning of period fair value was included in other comprehensive income (“OCI”) and earnings, respectively, in prior periods.

The following tables provide the components of the items included in earnings, net, excluding any impact of amortization on DAC, VOBA, DSI and DFEL and changes in other contract holder funds, (in millions) as reported in the table above:

	For the Three Months Ended June 30, 2008
	(Amortization) Accretion, Net	Other- Than- Temporary Impairment	Gains (Losses) from Sales, Maturities, Settlements, Calls	Unrealized Holding Gains (Losses)	Total
Investments:
Available-for-sale securities:
Fixed maturities (1)	$1	$(14)	$—	$—	$(13)
Equity	—	(6)	—	—	(6)
Trading securities (1)	1	(7)	—	—	(6)
Derivative instruments (2)	—	—	4	(122)	(118)
Other contract holder funds:
Remaining guaranteed interest and similar contracts (2)	—	—	6	15	21
Embedded derivative instruments – living benefits liabilities (2)	—	—	—	2	2

Total, net	$2	$(27)	$10	$(105)	$(120)

	For the Six Months Ended June 30, 2008
	(Amortization) Accretion, Net	Other- Than- Temporary Impairment	Gains (Losses) from Sales, Maturities, Settlements, Calls	Unrealized Holding Gains (Losses)	Total
Investments:
Available-for-sale securities:
Fixed maturities (1)	$1	$(16)	$—	$—	$(15)
Equity	—	(6)	—	—	(6)
Trading securities (1)	1	(7)	—	(2)	(8)
Derivative instruments (2)	—	—	(23)	15	(8)
Other contract holder funds:
Remaining guaranteed interest and similar contracts (2)	—	—	10	37	47
Embedded derivative instruments – living benefits liabilities (2)	—	—	—	4	4

Total, net	$2	$(29)	$(13)	$54	$14

(1)

Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income. All other amounts are included in realized gain (loss) on our Consolidated Statements of Income.

(2)	All amounts are included in realized gain (loss) on our Consolidated Statements of Income.

The fair value of available-for-sale fixed maturity securities (in millions) classified within level 3 of the fair value hierarchy was as follows:

	As of June 30, 2008
	Fair Value	% of Total Fair Value
Corporate bonds	$2,327	55.0%
Asset-backed securities	807	19.1%
Commercial mortgage-backed securities	360	8.5%
Collateralized mortgage obligations	223	5.3%
Mortgage pass-through securities	105	2.5%
Municipals	129	3.0%
Government and government agencies	249	5.9%
Redeemable preferred stock	31	0.7%

Total available-for-sale fixed maturity securities	$4,231	100.0%

	As of December 31, 2007
	Fair Value	% of Total Fair Value
Corporate bonds	$2,143	48.5%
Asset-backed securities	1,113	25.2%
Commercial mortgage-backed securities	395	8.9%
Collateralized mortgage obligations	296	6.7%
Mortgage pass-through securities	31	0.7%
Municipals	139	3.1%
Government and government agencies	272	6.2%
Redeemable preferred stock	31	0.7%

Total available-for-sale fixed maturity securities	$4,420	100.0%

16. Segment Information

As of June 30, 2008, we provided products and services in four operating businesses: Individual Markets, Employer Markets, Investment Management and Lincoln UK, and report results through six business segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Other Operations also includes the Institutional Pension business, which was previously reported in Employer Markets – Retirement Products.

On July 21, 2008, we announced the realignment of our segments under our former Employer Markets and Individual Markets operating businesses into two new operating businesses – Retirement Solutions and Insurance Solutions. We believe the new structure more closely aligns with consumer needs and should lead to more coordinated product development and greater effectiveness across the enterprise. The only change to our current segment reporting will be to report the results of the Executive Benefits business, which as of June 30, 2008, was part of the Retirement Products segment, in the Life Insurance segment. Accordingly, for the third quarter of 2008, we will provide products and services in four operating business and report results through six segments as follows:

Business	Corresponding Segments

Retirement Solutions	Annuities
Defined Contribution (formerly Retirement Products)

Insurance Solutions	Life Insurance (including Executive Benefits business)
Group Protection

Investment Management	Investment Management

Lincoln UK	Lincoln UK

These changes to the Retirement Products and the Life Insurance segments are in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reflect the manner in which we are organized for purposes of making operating decisions and assessing performance. Our segment results will be reported under this new structure beginning in the third quarter of 2008, and we will restate results from prior periods in a consistent manner. We view the changes to the existing segments as immaterial.

Beginning with the quarter ended June 30, 2008, we changed our definitions of segment operating revenues and income from operations to better reflect: the underlying economics of our variable and indexed annuities that employ derivative instruments to hedge policy benefits and the manner in which management evaluates that business. Our change in the definition of income from operations is primarily the result of our adoption of SFAS 157 during the first quarter of 2008. See Note 2. Under SFAS 157’s fair value calculation, we are required to fair value these annuities from an “exit value” perspective, (i.e., what a market participant or willing buyer would charge to assume the liability). We, therefore, must include margins that a market participant buyer would require as well as a factor for non-performance risk related to our credit quality. We do not believe that these factors relate to the economics of the underlying business and do not reflect the manner in which management evaluates the business. The items that are now excluded from our operating results that were previously included are as follows: GLB net derivatives results; indexed annuity forward-starting option; and GDB derivatives results. See Note 11 for more information about these items.

We continue to exclude the effects of any realized gain (loss) on investments from segment operating revenues and income from operations as we believe that such items are not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

We believe that our new definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):

•	Sale or disposal of securities;

•	Impairments of securities;

•	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of related trading securities;

•

Change in the fair value of the embedded derivatives of our GLBs within our variable annuities net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative;

•

Net difference between the benefit ratio unlocking of SOP No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” reserves on our GDB riders within our variable annuities and the change in the fair value of the derivatives excluding our expected cost of purchasing the hedging instruments; and

•

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and 157.

•	Income (loss) from the initial adoption of changes in accounting principles;

•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;

•	Losses on early retirement of debt, including subordinated debt;

•	Losses from the impairment of intangible assets; and

•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);

•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and

•	Revenue adjustments from the initial impact of the adoption of changes in accounting principles.

Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Operating revenues:
Individual Markets:
Annuities	$618	$624	$1,241	$1,214
Life Insurance	1,021	957	2,008	1,929

Total Individual Markets	1,639	1,581	3,249	3,143

Employer Markets:
Retirement Products	304	318	608	634
Group Protection	425	391	824	751

Total Employer Markets	729	709	1,432	1,385

Investment Management (1)	125	151	245	301
Lincoln UK (2)	98	93	183	183
Other Operations	110	123	229	233
Excluded realized gain (loss), pre-tax	(120)	6	(166)	39
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	1	8	2	8

Total revenues	$2,582	$2,671	$5,174	$5,292

(1)

Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $21 million and $19 million for the three months ended June 30, 2008 and 2007, respectively, and $41 million and $44 million for the six months ended June 30, 2008 and 2007, respectively.

(2)	Revenues from our Lincoln UK segment represent our revenues from a foreign country.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net Income
Income (loss) from operations:
Individual Markets:
Annuities	$116	$123	$234	$240
Life Insurance	153	176	298	343

Total Individual Markets	269	299	532	583

Employer Markets:
Retirement Products	52	58	104	120
Group Protection	32	29	58	52

Total Employer Markets	84	87	162	172

Investment Management	15	11	27	28
Lincoln UK	18	12	29	23
Other Operations	(44)	(35)	(86)	(65)
Excluded realized gain (loss), after-tax	(78)	4	(108)	25
Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	—	(8)	1	(8)
Impairment of intangibles, after-tax	(139)	—	(139)	—

Income from continuing operations, after-tax	125	370	418	758
Income (loss) from discontinued operations, after-tax	—	6	(4)	14

Net income	$125	$376	$414	$772

17. Supplemental Disclosures of Cash Flow and Fair Value of Financial Instruments Information

The following summarizes our supplemental cash flow data (in millions):

	For the Six Months Ended June 30,
	2008	2007
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$—	$86
Fair value of common stock issued and stock options recognized	—	(20)
Cash paid for common shares	—	(1)

Liabilities assumed	—	65
Business dispositions:
Assets disposed (includes cash and invested cash)	(732)	—
Liabilities disposed	127	—
Cash received	647	—

Realized gain on disposal	42	—
Estimated gain on net assets held-for-sale in prior periods	(54)

Loss on discontinued operations in current period	$(12)	$—

Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses, reported as gain on sale of subsidiaries/businesses	$5	$—

The carrying values and estimated fair values of our debt financial instruments (in millions) were as follows:

	As of June 30, 2008		As of December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term debt	$(900)	$(896)	$(550)	$(550)
Long-term debt	(4,102)	(3,817)	(4,618)	(4,511)

18. Subsequent Event

During July 2008, we borrowed $200 million under a new $200 million borrowing facility. The facility expires, and all outstanding loans under the facility mature, on July 18, 2013. Proceeds from this borrowing were used for general corporate purposes and to repay maturing debt.

On July 21, 2008, we announced the realignment of our Employer Markets and Individual Markets businesses into two new businesses – Retirement Solutions and Insurance Solutions. Our other businesses, including Investment Management, Lincoln UK and Other Operations, remain unchanged. The new structure is more closely aligned with consumer needs and will lead to more coordinated product development and greater effectiveness across the enterprise. Our segment results will be reported under this new structure beginning in the third quarter of 2008, and we will restate results from prior periods in a consistent manner. For more information regarding the realignment, see Note 16.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company,” which also may be referred to as “we,” “our” or “us”) as of June 30, 2008, compared with December 31, 2007, and the results of operations of LNC for the three and six months ended June 30, 2008, as compared with the corresponding periods in 2007. The MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements” and our Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments. Income (loss) from operations is net income recorded in accordance with United States of America generally accepted accounting principles (“GAAP”) excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):

•	Sale or disposal of securities;

•	Impairments of securities;

•	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of related trading securities;

•

Change in the fair value of the embedded derivatives of our guaranteed living benefits (“GLB”) within our variable annuities net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative;

•

Net difference between the benefit ratio unlocking of Statement of Position (“SOP”) No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) reserves on our guaranteed death benefit (“GDB”) riders within our variable annuities and the change in the fair value of the derivatives excluding our expected cost of purchasing the hedging instruments; and

•

Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).

•	Income (loss) from the initial adoption of changes in accounting principles;

•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;

•	Losses on early retirement of debt, including subordinated debt;

•	Losses from the impairment of intangible assets; and

•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);

•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and

•	Revenue adjustments from the initial impact of the adoption of changes in accounting principles.

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

Beginning with the quarter ended June 30, 2008, we changed our definitions of segment operating revenues and income from operations to better reflect: the underlying economics of our variable and indexed annuities that employ derivative instruments to hedge policy benefits; and the manner in which management evaluates that business. Our change in the definition of income from operations is primarily the result of our adoption of SFAS 157 during the first quarter of 2008. See Note 2. Under SFAS 157’s fair value calculation, we are required to fair value these annuities from an “exit value” perspective, (i.e., what a market participant or willing buyer would charge to assume the liability). We, therefore, must include margins that a market participant buyer would require as well as a factor for non-performance risk related to our credit quality. We do not believe that these factors relate to the economics of the underlying business and do not reflect the manner in which management evaluates the business. The items that are now excluded from our operating results that were previously included are as follows: GLB net derivatives results; indexed annuity forward-starting option; and GDB derivatives results. For more information regarding this change, see our current report on Form 8-K dated July 16, 2008.

We continue to exclude the effects of any realized gain (loss) on investments from segment operating revenues and income from operations as we believe that such items are not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

We believe that our new definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business. See “Realized Gain (Loss)” below for more information about these items.

Certain reclassifications have been made to prior periods’ financial information. Included in these reclassifications is the change in our definition of segment operating revenues and income (loss) from operations as discussed above. In addition, we have reclassified the results of certain derivatives and embedded derivatives to realized gain (loss), which were previously reported within insurance fees, net investment income, interest credited or benefits. The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in contract holder funds (previously reported within benefits) have also been reclassified to realized gain (loss). See Note 1 for additional information.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by LNC or on LNC’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe,” “anticipate,” “expect,” “estimate,” “project,” “will,” “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings. LNC claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•

Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital (“RBC”) requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline VACARVM (“VACARVM”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

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

•

A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset-based fees that LNC charges on various investment and insurance products, an acceleration of amortization of DAC, VOBA, DSI and DFEL and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

•

Ineffectiveness of LNC’s various hedging strategies used to offset the impact of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;

•

A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income, including as a result of stranger-originated life insurance business;

•	Changes in GAAP that may result in unanticipated changes to LNC’s net income, including the impact of SFAS 157 and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”;

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

•

Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding and investment results; and

•	Continued economic declines and credit market volatility that could cause us to realize additional impairments on investments and certain intangible assets and dampen future earnings.

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

As of June 30, 2008, we provided products and services in four operating businesses: Individual Markets, Employer Markets, Investment Management and Lincoln UK, and reported results through six business segments: Individual Markets – Annuities; Individual Markets – Life Insurance; Employer Markets – Retirement Products; Employer Markets – Group Protection; Investment Management; and Lincoln UK. These operating businesses and their segments are described in “Part I – Item 1. Business” of our 2007 Form 10-K. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Other Operations also includes the Institutional Pension business, which was previously reported in Employer Markets – Retirement Products.

On July 21, 2008, we announced the realignment of our segments under our former Employer Markets and Individual Markets operating businesses into two new operating businesses – Retirement Solutions and Insurance Solutions. We believe the new structure more closely aligns with consumer needs and should lead to more coordinated product development and greater effectiveness across the enterprise. The only change to our current segment reporting will be to report the results of the Executive Benefits business, which as of June 30, 2008, was part of the Retirement Products segment, in the Life Insurance segment. Accordingly, for the third quarter of 2008, we will provide products and services in four operating business and report results through six segments as follows:

Business	Corresponding Segments

Retirement Solutions	Annuities
Defined Contribution (formerly Retirement Products)

Insurance Solutions	Life Insurance (including Executive Benefits business)
Group Protection

Investment Management	Investment Management

Lincoln UK	Lincoln UK

These changes to the Retirement Products and the Life Insurance segments are in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reflect the manner in which we are organized for purposes of making operating decisions and assessing performance. Our segment results will be reported under this new structure beginning in the third quarter of 2008, and we will restate results from prior periods in a consistent manner. We view the changes to the existing segments as immaterial.

Current Market Conditions

During the first half of the year, the capital markets continued to experience high volatility that affected both equity market returns and interest rates. In addition, we also saw the widening of credit spreads across asset classes and reduced liquidity in the credit markets. Earnings in the second half of 2008 will be unfavorably impacted by the significant decline in the Standard & Poor’s (“S&P”) 500 Index® during June. While the average S&P 500 Index® for second quarter was higher than first quarter, the S&P 500 Index® ended June at a lower level than the average because favorable equity market performance in April and May was largely offset by unfavorable performance in June. Due to these challenges, the capital markets had a significant effect on our segment operating income and consolidated net income for the three and six months ended June 30, 2008. The markets impact primarily the following areas:

Earnings from Assets Under Management

Our asset-gathering segments: Individual Markets – Annuities; Employer Markets – Retirement Products; and Investment Management; are sensitive to the equity markets. We discuss the earnings impact of the equity markets on account values, assets under management and the related asset-based fees below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.” From the end of 2007 to June 30, 2008, the daily average value of the S&P 500 Index® decreased 7%. Solely as a result of the equity markets, our assets under management as of June 30, 2008, were down $14.1 billion from the end of the year. Strong deposits over the last year helped to more than offset this impact for the three and six months ended June 30, 2008, compared to the same periods in 2007.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists mostly of hedge funds and various limited partnership investments, to under-perform relative to our long-term expectations and the prior periods. This impact was primarily in our Individual Markets – Life Insurance, Employer Markets – Retirement Products and Individual Markets – Annuities segments. See “Consolidated Investments – Alternative Investments” for additional information on our investment portfolio.

Variable Annuity Living Benefit Hedge Program Results

We offer variable annuity products with living benefit guarantees. These guarantees are considered embedded derivatives and are recorded on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. Effective January 1, 2008, we adopted SFAS 157, which affected the valuation of our embedded derivatives. See Note 2 of this report for details on the adoption of SFAS 157. As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use

derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. For the three and six months ended June 30, 2008, the market conditions noted above negatively affected the net result of the change in the fair value of the living benefit embedded derivative, excluding the effect of a change in our non-performance risk factor, and the change in fair value of the hedging derivatives. The change in our non-performance risk factor used in the calculation of the embedded derivative liability had a favorable effect resulting in an overall positive outcome. These results are excluded from operating revenues and income (loss) from operations.

Credit Losses, Impairments and Unrealized Losses

Related to the our investments in fixed income and equity securities, we experienced net realized losses of $125 million and $166 million for the three and six months ended June 30, 2008, which included gross write-downs of securities for other-than-temporary impairments of $120 million and $211 million, respectively. Widening spreads was the primary cause of an increase in gross unrealized losses of $1.7 billion on investments in our general account for the six months ended June 30, 2008, for our available-for-sale fixed maturity securities. These unrealized losses were concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets have resulted in a decline in asset values as investors shift their investments to safer government securities, such as U.S. Treasuries.

We recorded $139 million, after-tax, of impairment of goodwill and our Federal Communications Commission (“FCC”) license intangible assets on our remaining radio clusters attributable primarily to declines in advertising revenues for the entire radio market.

The effect of the negative equity markets on our assets under management in the first six months of 2008 will continue to dampen our earnings throughout 2008 even if, for the remainder of the year, the equity market returns are consistent with our long-term assumptions. Accordingly, we may continue to report lower asset-based fees relative to expectations or prior periods. The volatility and uncertainty in the capital markets will also likely result in lower than expected returns on alternative investments. In addition, a continued weakness in the economic environment could lead to increased credit defaults.

In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Strategic and Operational Review

Continual product development and distribution expansion are important to our ability to meet the challenges of the competitive marketplace. In February 2008, our Individual Markets – Annuities segment launched a new guaranteed withdrawal benefit (“GWB”), Lincoln Lifetime IncomeSM Advantage, which includes features such as: a reduced minimum age for lifetime income eligibility; a 5% benefit enhancement in each year an owner does not take a withdrawal; a health care benefit; and a guaranteed minimum accumulation benefit. In our Individual Markets – Life Insurance segment, we intend to launch a variable life insurance product in the third quarter of 2008 after receiving appropriate regulatory approvals. Within the mid-sized market of our Employer Markets – Retirement Products segment, in the first quarter we launched our Lincoln SmartFutureSM retirement program to fill the gap between our Alliance program and our group variable annuities.

In terms of increasing our distribution breadth, we launched variable annuity products into three large banks during the first half of 2008. In support of these and other activities, Lincoln Financial Distributors (“LFD”) increased the number of wholesalers by 9% since the end of 2007 with additional increases expected in the remainder of the year.

Challenges and Outlook

For the remainder of 2008, we expect major challenges to include:

•	Continuation of volatility in the equity and credit markets;

•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;

•	Continuation of challenges in the economy or a recession;

•	Achieving success in our portfolio of products and marketplace acceptance of new variable annuity features that will help maintain our competitive position;

•	Continuation of the successful expansion of our wholesale distribution businesses;

•	Ability to improve financial and sales results and increase scale in our Employer Markets – Defined Contribution and Investment Management businesses;

•	Continuation of focus by the government on tax reform including potential changes in company dividends-received deduction calculations, which may impact our products and overall earnings;

•	Continuation of competitive pressures in the life insurance and annuity marketplace; and

•	Regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

In the face of these challenges, we expect to focus on the following throughout the remainder of 2008:

•	Continue to significantly invest in expanding our distribution in each of our core Retirement Solutions, Insurance Solutions and Investment Management businesses;

•

Continue near term product development in our manufacturing units and future product development initiatives in our Retirement Income Security Venture unit related to the evolving retirement income security marketplace;

•	Explore strategies to increase scale in our Employer Markets – Defined Contribution and Investment Management businesses;

•	Further embed financial and execution discipline throughout our operations by using technology and making other investments to improve operating effectiveness and lower unit costs; and

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

Adoption of SFAS No. 157 – Fair Value Measurements

We adopted SFAS 157 for all our financial instruments effective January 1, 2008. For detailed discussions of the methodologies and assumptions used to determine the fair value of our financial instruments and a summary of our financial instruments carried at fair value as of June 30, 2008, see Notes 2 and 15 of this report and Notes 1 and 19 to the consolidated financial statements in our 2007 Form 10-K.

The adoption of SFAS 157 decreased income from continuing operations by $16 million. The impact to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income from operations of our segments. For a detailed description of the impact of adoption on our consolidated financial statements, see Note 2.

We did not make any material changes to valuation techniques or models used to determine the fair value of our assets and liabilities carried at fair value during the three and six months ended June 30, 2008, subsequent to the adoption of SFAS 157. As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.

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

Our insurance liabilities that contain embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative fees, benefits and expenses. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit. In addition, a non-performance risk component is determined each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability. The spread for the non-performance risk is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

The adoption of SFAS 157 increased our exposure to earnings volatility from period to period due primarily to the inclusion of the non-performance risk into the calculation of the GLB embedded derivative liability. For additional information, see our discussion in “Realized Gain (Loss)” below.

The following summarizes the percentages of our financial instruments carried at fair value on a recurring basis by the SFAS 157 hierarchy levels:

	As of June 30, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Assets	1%	90%	9%	100%
Liabilities	0%	15%	85%	100%

Note: The percentages above are calculated excluding separate account assets.

Changes of our financial instruments carried at fair value and classified within level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in our portfolio mix and increases and decreases in fair values as a result of those classifications. During the three and six months ended June 30, 2008, there were no material changes in financial instruments classified as level 3 of the fair value hierarchy. For further detail, see Note 15.

See “Consolidated Investments” below for a summary of our investments in available-for-sale securities backed by pools of residential mortgages.

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held as of June 30, 2008, contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 5 to the consolidated financial statements in our 2007 Form 10-K.

Guaranteed Living Benefits

We have a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage GWB feature and our i4LIFE® Advantage guaranteed income benefit (“GIB”) feature that is available in our variable annuity products. In the second quarter of 2007, we also began hedging our 4LATER® Advantage GIB feature available in our variable annuity products. These living benefit features are collectively referred to as GLBs. During 2007, we made adjustments to our hedging program to purchase longer dated volatility protection and increased our hedges related to volatility to better match liability sensitivities under SFAS 157. In addition, in early January 2008, we added the variable annuity business in our New York insurance subsidiary, with total account values of approximately $1.2 billion as of June 30, 2008, to our hedge program. In February 2008, we also added our new GWB Lincoln Lifetime IncomeSM Advantage to our hedging program.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GWB and GIB features. This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GWB and GIB guarantees caused by those same factors. As of June 30, 2008, the embedded derivatives for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were liabilities valued at $220 million, $74 million and $41 million, respectively.

For additional information on our hedging results, see our discussion in “Realized Gain (Loss)” below.

Acquisitions and Dispositions

Dispositions

Media Business

On June 7, 2007, we announced plans to explore strategic options for our former business segment, Lincoln Financial Media. During the fourth quarter of 2007, we decided to divest our television and Charlotte radio broadcasting and sports programming businesses, and, on November 12, 2007, we signed agreements to sell them. The divestiture of the sports programming business closed on November 30, 2007, the Charlotte radio broadcasting business closed on January 31, 2008, and the television broadcasting business closed on March 31, 2008. Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented. We continue to actively manage our investment in our remaining radio clusters, which are now being reported within Other Operations, to maximize station performance and future valuation. For additional information, see Note 3.

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

The results of operations of these businesses have been reclassified into income from discontinued operations for all periods presented on the Consolidated Statements of Income. The amounts (in millions) related to operations of these businesses, included in income from discontinued operations, were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$—	$29	-100%	$22	$71	-69%

Income from discontinued operations before disposal, before federal income taxes	$—	$10	-100%	$8	$22	-64%
Federal income taxes	—	4	-100%	3	8	-63%

Income from discontinued operations before disposal	—	6	-100%	5	14	-64%

Disposal
Loss on disposal, before federal income taxes	—	—	NM	(12)	—	NM
Federal income tax benefit	—	—	NM	(3)	—	NM

Loss on disposal	—	—	NM	(9)	—	NM

Income (loss) from discontinued operations	$—	$6	-100%	$(4)	$14	NM

During the first quarter of 2008, we adjusted our loss on disposal of discontinued media properties due primarily to changes in the net assets disposed of for the television broadcasting business.

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

During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax realized loss of $2 million on our Consolidated Statements of Income as a result of goodwill we attributed to this business. There were certain other pipeline accounts in process at the time of the transaction closing, and any adjustment to the purchase price, if necessary, will be determined at October 31, 2008. During the three and six months ended June 30, 2008, we recorded an after-tax gain of $1 million and $3 million, respectively, on our Consolidated Statements of Income related to this transaction.

For additional information about acquisitions and dispositions, See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Acquisition and Dispositions” in our 2007 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Revenues
Insurance premiums	$530	$489	8%	$1,039	$948	10%
Insurance fees	842	742	13%	1,654	1,506	10%
Investment advisory fees	76	93	-18%	152	183	-17%
Net investment income	1,077	1,133	-5%	2,142	2,223	-4%
Realized gain (loss)	(108)	7	NM	(143)	41	NM
Amortization of deferred gain on business sold through reinsurance	19	26	-27%	38	45	-16%
Other revenues and fees	146	181	-19%	292	346	-16%

Total revenues	2,582	2,671	-3%	5,174	5,292	-2%

Benefits and Expenses
Interest credited	613	606	1%	1,225	1,206	2%
Benefits	684	651	5%	1,362	1,244	9%
Underwriting, acquisition, insurance and other expenses	847	816	4%	1,656	1,625	2%
Interest and debt expense	65	73	-11%	140	135	4%
Impairment of intangibles	173	—	NM	173	—	NM

Total benefits and expenses	2,382	2,146	11%	4,556	4,210	8%

Income from continuing operations before taxes	200	525	-62%	618	1,082	-43%
Federal income taxes	75	155	-52%	200	324	-38%

Income from continuing operations	125	370	-66%	418	758	-45%
Income (loss) from discontinued operations, net of federal incomes taxes	—	6	-100%	(4)	14	NM

Net income	$125	$376	-67%	$414	$772	-46%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Revenues
Operating revenues:
Individual Markets:
Annuities	$618	$624	-1%	$1,241	$1,214	2%
Life Insurance	1,021	957	7%	2,008	1,929	4%

Total Individual Markets	1,639	1,581	4%	3,249	3,143	3%

Employer Markets:
Retirement Products	304	318	-4%	608	634	-4%
Group Protection	425	391	9%	824	751	10%

Total Employer Markets	729	709	3%	1,432	1,385	3%

Investment Management	125	151	-17%	245	301	-19%
Lincoln UK	98	93	5%	183	183	0%
Other Operations	110	123	-11%	229	233	-2%
Excluded realized gain (loss), pre-tax	(120)	6	NM	(166)	39	NM
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	1	8	-88%	2	8	-75%

Total revenues	$2,582	$2,671	-3%	$5,174	$5,292	-2%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Net Income
Income (loss) from operations:
Individual Markets:
Annuities	$116	$123	-6%	$234	$240	-3%
Life Insurance	153	176	-13%	298	343	-13%

Total Individual Markets	269	299	-10%	532	583	-9%

Employer Markets:
Retirement Products	52	58	-10%	104	120	-13%
Group Protection	32	29	10%	58	52	12%

Total Employer Markets	84	87	-3%	162	172	-6%

Investment Management	15	11	36%	27	28	-4%
Lincoln UK	18	12	50%	29	23	26%
Other Operations	(44)	(35)	-26%	(86)	(65)	-32%
Excluded realized gain (loss), after-tax	(78)	4	NM	(108)	25	NM
Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	—	(8)	100%	1	(8)	113%
Impairment of intangibles, after-tax	(139)	—	NM	(139)	—	NM

Income from continuing operations	125	370	-66%	418	758	-45%
Income (loss) from discontinued operations	—	6	-100%	(4)	14	NM

Net income	$125	$376	-67%	$414	$772	-46%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Deposits
Individual Markets:
Annuities	$3,436	$3,277	5%	$6,462	$6,098	6%
Life Insurance	952	1,005	-5%	1,919	2,044	-6%
Employer Markets:
Retirement Products – Defined Contribution	1,421	1,273	12%	2,972	2,760	8%
Retirement Products – Executive Benefits	110	79	39%	275	144	91%
Investment Management	3,507	6,150	-43%	8,229	12,185	-32%
Consolidating adjustments (1)	(811)	(1,077)	25%	(2,394)	(1,989)	-20%

Total deposits	$8,615	$10,707	-20%	$17,463	$21,242	-18%

Net Flows
Individual Markets:
Annuities	$1,589	$1,137	40%	$2,770	$1,892	46%
Life Insurance	627	586	7%	1,207	1,283	-6%
Employer Markets:
Retirement Products – Defined Contribution	237	73	225%	517	294	76%
Retirement Products – Executive Benefits	50	26	92%	121	(49)	NM
Investment Management	(1,471)	(424)	NM	(2,638)	(512)	NM
Consolidating adjustments (1)	(24)	304	NM	(90)	348	NM

Total net flows	$1,008	$1,702	-41%	$1,887	$3,256	-42%

(1)	Consolidating adjustments represents the elimination of deposits and net flows on products affecting more than one segment.

	As of June 30,		Change
	2008	2007
Assets Under Management by Advisor
Investment Management:
External assets	$75,691	$97,725	-23%
Inter-segment assets	65,997	66,423	-1%
Lincoln UK	7,833	9,168	-15%
Policy loans	2,802	2,787	1%
Assets administered through unaffiliated third parties	68,292	68,925	-1%

Total assets under management	$220,615	$245,028	-10%

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Net income decreased due primarily to the following:

•

Impairment of goodwill and our FCC license intangible assets on our remaining radio clusters attributable primarily to declines in advertising revenues for the entire radio market; however, these non-cash impairments will not impact our future liquidity;

•	Higher write-downs for other-than-temporary impairments on our available-for-sale securities attributable primarily to unfavorable changes in credit quality and increases in credit spreads;

•

Lower net investment income driven by less favorable results from our alternative investments and prepayment and bond makewhole premiums as well as certain capital transactions providing relief from Actuarial Guideline 38 (“AG38”) reserve requirements in the fourth quarter of 2007;

•	Higher benefits due to growth in business in force and higher death claims;

•	Net unfavorable retrospective unlocking of DAC, VOBA, DSI and DFEL compared to net favorable retrospective unlocking for the same periods in 2007;

•	Lower earnings from our variable annuity and mutual fund products as a result of declines in assets under management caused by decreases in the level of the equity markets; and

•	The results for the second quarter of 2007 included a $6 million one-time curtailment gain related to a change in our employee pension plan.

The causes of decreases in net income were partially offset by:

•

Growth in insurance fees driven by increases in life insurance in force as a result of new sales since June 30, 2007, and favorable persistency along with increases in variable account values from positive net flows partially offset by adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies;

•	Lower litigation and merger-related expenses;

•	Lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals;

•

The results in the second quarter of 2007 included an $8 million expense for an increase in reserves (net of related deferred gain amortization) on the personal accident business that was sold to Swiss Re through an indemnity reinsurance transaction in 2001;

•	Lower broker-dealer expenses driven by lower sales; and

•	Favorable benefit reserve adjustments in the second quarter of 2008 for our Lincoln UK segment.

In addition to the items discussed above, net income for the six months ended June 30, 2008, compared to the same period in 2007 was affected by:

•	A $14 million reduction in benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot;

•	A $16 million effect of the initial adoption of SFAS 157 on January 1, 2008;

•	Higher interest and debt expenses from increased debt; and

•	The first quarter of 2008 adjustment to our loss on disposition of our discontinued operations.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Gain (Loss)” below. In addition, for a discussion of the earnings impact of the equity markets, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”

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

Individual Markets – Annuities

Income from Operations

Details underlying the results for Individual Markets – Annuities (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$19	$17	12%	$51	$29	76%
Insurance fees	257	244	5%	503	465	8%
Net investment income	245	265	-8%	493	531	-7%
Operating realized gain	12	1	NM	23	2	NM
Other revenues and fees	85	97	-12%	171	187	-9%

Total operating revenues	618	624	-1%	1,241	1,214	2%

Operating Expenses
Interest credited	163	165	-1%	325	326	0%
Benefits	35	27	30%	87	52	67%
Underwriting, acquisition, insurance and other expenses	268	267	0%	520	517	1%

Total operating expenses	466	459	2%	932	895	4%

Income from operations before taxes	152	165	-8%	309	319	-3%
Federal income taxes	36	42	-14%	75	79	-5%

Income from operations	$116	$123	-6%	$234	$240	-3%

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Income from operations for this segment decreased due primarily to a decrease in net investment income from lower earnings on surplus investments and alternative investments due to unfavorable equity markets.

The decrease in income from operations was partially offset by growth in insurance fees attributable to increases in variable annuity account values from positive net flows partially offset by the increase in attributed fees. The positive net flows served to mitigate the negative effect on fees from the decline in account values driven by the unfavorable performance of the equity markets.

The decrease in income from operations is discussed further below. For detail on the operating realized gain, see “Realized Gain (Loss)” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Insurance Fees
Mortality, expense and other assessments	$257	$242	6%	$503	$460	9%
Surrender charges	9	10	-10%	19	20	-5%
DFEL:
Deferrals	(13)	(12)	-8%	(25)	(22)	-14%
Amortization, excluding unlocking	4	4	0%	7	7	0%
Retrospective unlocking	—	—	NM	(1)	—	NM

Total insurance fees	$257	$244	5%	$503	$465	8%

	As of June 30,		Change
	2008	2007
Account Values
Variable portion of variable annuities	$55,855	$55,171	1%
Fixed portion of variable annuities	3,478	3,458	1%

Total variable annuities	59,333	58,629	1%

Fixed annuities, including indexed	14,321	14,409	-1%
Fixed annuities ceded to reinsurers	(1,255)	(1,598)	21%

Total fixed annuities	13,066	12,811	2%

Total account values	$72,399	$71,440	1%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Averages
Daily variable account values	$57,763	$53,465	8%	$56,541	$51,327	10%

Daily S&P 500 Index®	1,371.26	1,496.87	-8%	1,360.21	1,461.02	-7%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Net Flows
Variable portion of variable annuity deposits	$2,065	$2,295	-10%	$3,931	$4,295	-8%
Variable portion of variable annuity withdrawals	(1,229)	(1,247)	1%	(2,488)	(2,426)	-3%

Variable portion of variable annuity net flows	836	1,048	-20%	1,443	1,869	-23%

Fixed portion of variable annuity deposits	878	662	33%	1,734	1,197	45%
Fixed portion of variable annuity withdrawals	(110)	(155)	29%	(234)	(306)	24%

Fixed portion of variable annuity net flows	768	507	51%	1,500	891	68%

Total variable annuity deposits	2,943	2,957	0%	5,665	5,492	3%
Total variable annuity withdrawals	(1,339)	(1,402)	4%	(2,722)	(2,732)	0%

Total variable annuity net flows	1,604	1,555	3%	2,943	2,760	7%

Fixed indexed annuity deposits	356	191	86%	574	351	64%
Fixed indexed annuity withdrawals	(102)	(61)	-67%	(186)	(123)	-51%

Fixed indexed annuity net flows	254	130	95%	388	228	70%

Other fixed annuity deposits	137	129	6%	223	255	-13%
Other fixed annuity withdrawals	(406)	(677)	40%	(784)	(1,351)	42%

Other fixed annuity net flows	(269)	(548)	51%	(561)	(1,096)	49%

Total annuity deposits	3,436	3,277	5%	6,462	6,098	6%
Total annuity withdrawals	(1,847)	(2,140)	14%	(3,692)	(4,206)	12%

Total annuity net flows	$1,589	$1,137	40%	$2,770	$1,892	46%

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily account values are driven by net flows and equity markets. In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals. Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products. The attributed fees are the portion of rider charges used in the calculation of the embedded derivative and represent net valuation premium plus a margin that a theoretical market participant would include for risk/profit, including a non-performance risk factor required by SFAS 157. Net valuation premium represents a level portion of rider fees required to fund potential claims for the living benefit. Operating realized gain is the attributed fees less the net valuation premium, net of the associated amortization expense of DAC, VOBA, DSI and DFEL.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the average account values.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The growth in expense assessments was attributable to an increase in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows, which offset the reduction in variable account values from unfavorable equity markets in the three and six months ended June 30, 2008.

In the past several years, we have concentrated our efforts on expanding both product and distribution breadth. Annuity deposits increased as a result of continued strong sales of products with GLB riders and the expansion of the wholesaling force in LFD.

Overall lapse rates for the three and six months ended June 30, 2008, were 8% compared to 10% for the same periods in 2007.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$224	$229	-2%	$453	$467	-3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	—	3	-100%	1	5	-80%
Alternative investments (2)	—	1	-100%	(1)	2	NM
Surplus investments (3)	20	31	-35%	38	54	-30%
Broker-dealer	1	1	0%	2	3	-33%

Total net investment income	$245	$265	-8%	$493	$531	-7%

Interest Credited
Amount provided to contract holders	$180	$184	-2%	$363	$367	-1%
Opening balance sheet adjustment (4)	—	—	NM	—	(4)	100%
DSI deferrals	(26)	(27)	4%	(52)	(51)	-2%

Interest credited before DSI amortization	154	157	-2%	311	312	0%
DSI amortization:
Excluding unlocking	9	9	0%	15	16	-6%
Retrospective unlocking	—	(1)	100%	(1)	(2)	50%

Total interest credited	$163	$165	-1%	$325	$326	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.
(4)	Net adjustment to the opening balance sheet of Jefferson-Pilot finalized in 2007.

	For the Three Months Ended June 30,		Basis Point Change	For the Six Months Ended June 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.88%	5.82%	6	5.86%	5.84%	2
Commercial mortgage loan prepayment and bond make whole premiums	0.00%	0.08%	(8)	0.02%	0.06%	(4)
Alternative investments	-0.01%	0.02%	(3)	-0.01%	0.02%	(3)

Net investment income yield on reserves	5.87%	5.92%	(5)	5.87%	5.92%	(5)
Interest rate credited to contract holders	3.73%	3.73%	—	3.77%	3.68%	9

Interest rate spread	2.14%	2.19%	(5)	2.10%	2.24%	(14)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Average invested assets on reserves	$15,743	$16,077	-2%	$15,729	$16,289	-3%
Average fixed account values, including the fixed portion of variable	17,373	17,548	-1%	17,343	17,697	-2%
Net flows for fixed annuities, including the fixed portion of variable	753	89	NM	1,327	23	NM

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management account interest expense and interest on collateral divided by average invested assets on reserves. The average invested assets on reserves is calculated based upon total invested assets, excluding hedge derivatives and collateral. The average crediting rate is calculated as interest credited before DSI amortization, plus the immediate annuity reserve change (included within benefits) divided by the average fixed account values, including the fixed portion of variable, net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Changes in commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

We expect to manage the effect of spreads for near-term income from operations through a combination of rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The decline in surplus investment income was attributable to less favorable investment income on alternative investments.

The decline in investment income from fixed maturity securities, mortgage loans on real estate and other net investment income was due primarily to a decrease in fixed account values, including the fixed portion of variable, which included a $300 million funding agreement that matured on June 2, 2008. Interest credited to contract holders remained relatively flat as a decline in our fixed account values, including the fixed portion of variable, was offset by an elevated rate.

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $5.1 billion as of June 30, 2008, with 42% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 41 basis points in excess of average minimum guaranteed rates. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. In addition to the separate items identified in the interest rate spread table above, the other component of the interest rate credited to contract holders decreased due primarily to a roll-off of multi-year guarantee and annual reset annuities with higher interest rates.

Benefits

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The increase in benefits was attributable to an unfavorable variance in the SOP 03-1 benefit ratio unlocking, which was offset by changes in the value of the derivative included in operating realized gain, as well as an increase in reserves for single premium immediate annuities, which had a corresponding increase in insurance premiums.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$186	$179	4%	$352	$331	6%
General and administrative expenses	80	82	-2%	160	152	5%
Taxes, licenses and fees	8	6	33%	18	15	20%

Total expenses incurred, excluding broker-dealer	274	267	3%	530	498	6%
DAC and VOBA deferrals	(192)	(189)	-2%	(364)	(347)	-5%

Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	82	78	5%	166	151	10%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	—	(9)	100%	—	(15)	100%
Other amortization	101	105	-4%	180	201	-10%
Broker-dealer expenses incurred:
Commissions	64	72	-11%	131	141	-7%
General and administrative expenses	21	20	5%	43	39	10%
Taxes, licenses and fees	—	1	-100%	—	—	NM

Total underwriting, acquisition, insurance and other expenses	$268	$267	0%	$520	$517	1%

DAC and VOBA deferrals
As a percentage of sales/deposits	5.6%	5.8%		5.6%	5.7%

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The increase in expenses incurred, excluding broker-dealer, was attributable primarily to growth in account values from sales, which increased commissions and general and administrative expenses.

The decrease in broker-dealer commissions was due to lower sales of non-proprietary products.

The second quarter of 2007 had favorable retrospective unlocking (decrease to DAC and VOBA amortization) due primarily to lower lapses and higher equity market returns than estimated in our model projections.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in expenses incurred, excluding broker-dealer, was attributable primarily to growth in account values from sales, which increased commissions and general and administrative expenses.

The decrease in broker-dealer commissions was due to lower sales of non-proprietary products. The increase in broker-dealer general and administrative expenses was attributable primarily to increases in personnel costs.

The first six months of 2007 had favorable retrospective unlocking (decrease to DAC and VOBA amortization) due primarily to lower lapses and higher equity market returns than estimated in our model projections.

Individual Markets – Life Insurance

Income from Operations

Details underlying the results for Individual Markets – Life Insurance (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Operating Revenues
Insurance premiums	$89	$88	1%	$176	$176	0%
Insurance fees	460	368	25%	905	787	15%
Net investment income	467	493	-5%	914	947	-3%
Other revenues and fees	5	8	-38%	13	19	-32%

Total operating revenues	1,021	957	7%	2,008	1,929	4%

Operating Expenses
Interest credited	262	254	3%	520	506	3%
Benefits	300	263	14%	597	509	17%
Underwriting, acquisition, insurance and other expenses	228	171	33%	440	392	12%

Total operating expenses	790	688	15%	1,557	1,407	11%

Income from operations before taxes	231	269	-14%	451	522	-14%
Federal income taxes	78	93	-16%	153	179	-15%

Income from operations	$153	$176	-13%	$298	$343	-13%

Comparison of the Three Months Ended June 30, 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•	Higher death claims resulting in increased benefits;

•

Lower net investment income from a reduction in statutory reserves as a result of the merger of several of our insurance subsidiaries and certain assumption changes in the fourth quarter of 2007, capital transactions providing relief from AG38 reserve requirements in the fourth quarter of 2007 and less favorable results from our investment income on alternative investments and prepayment and bond makewhole premiums; and

•	A decrease attributable to unfavorable retrospective unlocking of DAC and VOBA for the second quarter of 2008 compared to favorable retrospective unlocking for the second quarter of 2007.

The decrease in income from operations was partially offset by the following:

•

Growth in insurance fees driven by an increase in business in force as a result of new sales since June 30, 2007, and favorable persistency partially offset by the impact on insurance fees from lower sales in the second quarter of 2008 compared to the second quarter of 2007 and adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies.

Comparison of the Six Months Ended June 30, 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•

Higher death claims in 2008 and lower benefits in the first quarter of 2007 partially related to a $14 million reduction in benefits related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot;

•

Lower net investment income from a reduction in statutory reserves as a result of the merger of several of our insurance subsidiaries and certain assumption changes in the fourth quarter of 2007, capital transactions providing relief from AG38 reserve requirements in the fourth quarter of 2007 and less favorable results from our investment income on alternative investments and prepayment and bond makewhole premiums; and

•	A decrease attributable to unfavorable retrospective unlocking of DAC and VOBA for the first six months of 2008 compared to favorable retrospective unlocking for the first six months of 2007.

The decrease in income from operations was partially offset by the following:

•

Growth in insurance fees driven by an increase in business in force as a result of new sales since June 30, 2007, and favorable persistency partially offset by the impact on insurance fees from lower sales in the first six months of 2008 compared to the first six months of 2007 and adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies.

The foregoing items are discussed further below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Traditional in-force face amount and thus premiums remained relatively flat.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Insurance Fees
Mortality assessments	$321	$282	14%	$633	$575	10%
Expense assessments	164	148	11%	330	301	10%
Surrender charges	15	16	-6%	31	31	0%
DFEL:
Deferrals	(89)	(112)	21%	(177)	(178)	1%
Amortization, excluding unlocking	38	41	-7%	73	68	7%
Retrospective unlocking	11	(7)	257%	15	(10)	250%

Total insurance fees	$460	$368	25%	$905	$787	15%

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Sales by Product
UL:
Excluding MoneyGuard ®	$124	$145	-14%	$237	$311	-24%
MoneyGuard ®	12	10	20%	23	17	35%

Total UL	136	155	-12%	260	328	-21%
VUL	12	17	-29%	27	38	-29%
Term/whole life	5	8	-38%	11	17	-35%

Total sales	$153	$180	-15%	$298	$383	-22%

Net Flows
Deposits	$952	$1,005	-5%	$1,919	$2,044	-6%
Withdrawals and deaths	(325)	(419)	22%	(712)	(761)	6%

Net flows	$627	$586	7%	$1,207	$1,283	-6%

Contract holder assessments	$675	$586	15%	$1,318	$1,188	11%

	As of June 30,		Change
	2008	2007
Account Values
UL	$21,321	$20,261	5%
VUL	4,473	4,948	-10%
Interest-sensitive whole life	2,283	2,256	1%

Total account values	$28,077	$27,465	2%

In-Force Face Amount
UL and other	$288,668	$276,040	5%
Term insurance	234,109	236,155	-1%

Total in-force face amount	$522,777	$512,195	2%

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

Sales in the table above and as discussed below were reported as follows:

•	UL, VUL, MoneyGuard® – 100% of annualized expected target premiums plus 5% of paid excess premiums, including an adjustment for internal replacements at approximately 50% of target; and

•	Whole life and term – 100% of first year paid premiums.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.

We have screening procedures to identify sales that we believe have characteristics associated with stranger-originated life insurance in order to prevent policies with these characteristics from being issued. However, accurate identification of these policies can be difficult, and we continue to modify our screening procedures. We believe that our sales of UL products include some sales with stranger-originated life insurance characteristics. We expect no significant impact to our profitability; however, returns on UL business sold as part of stranger-originated designs are believed to be lower than traditional estate planning UL sales due in part to no expected lapses.

UL and VUL products with secondary guarantees represented approximately 33% of interest-sensitive life insurance in force as of June 30, 2008, and approximately 77% and 76% of sales for the three and six months ended June 30, 2008. AG38 imposes additional statutory reserve requirements for these products. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” for further information on the manner in which we reinsure our AG38 reserves.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The growth in mortality and expense assessments was attributable primarily to the impact of a $41 million reduction in insurance fees, net of DFEL amortization, related to the impact of the correction to account values and modification of accounting related to certain insurance contracts during the second quarter of 2007. In addition, mortality and expense assessments grew as a result of increased life insurance in force and account values from new sales since June 30, 2007, an increase in the average attained age of the in-force block (which also led to increases in benefits as discussed below) and favorable persistency.

The second quarter of 2008 had favorable retrospective unlocking (increase to DFEL amortization) due primarily to lower premiums received and higher death claims, partially offset by higher investment income on alternative investments and prepayment and bond makewhole premiums and lower maintenance expenses than estimated in our model projections.

The second quarter of 2007 had unfavorable retrospective unlocking (decrease to DFEL amortization) due primarily to higher investment income on alternative investments and prepayment and bond makewhole premiums, higher premiums received and lower maintenance expenses than estimated in our model projections, partially offset by the impact of the correction to account values in the second quarter of 2007 mentioned above.

The first six months of 2008 had favorable retrospective unlocking (increase to DFEL amortization) due primarily to lower premiums received and higher death claims than estimated in our model projections and model adjustments on certain life insurance policies, partially offset by lower maintenance expenses than estimated in our model projections.

The first six months of 2007 had unfavorable retrospective unlocking (decrease to DFEL amortization) due primarily to higher investment income on alternative investments and prepayment and bond makewhole premiums, higher premiums received and lower maintenance expenses than estimated in our model projections, partially offset by the impact of the correction to account values in the second quarter of 2007 mentioned above.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$423	$413	2%	$846	$825	3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	9	10	-10%	12	21	-43%
Alternative investments (2)	14	43	-67%	14	50	-72%
Surplus investments (3)	21	27	-22%	42	51	-18%

Total net investment income	$467	$493	-5%	$914	$947	-3%

Interest Credited	$262	$254	3%	$520	$506	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.

	For the Three Months Ended June 30,		Basis Point Change	For the Six Months Ended June 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.88%	6.10%	(22)	5.95%	6.13%	(18)
Commercial mortgage loan prepayment and bond makewhole premiums	0.15%	0.14%	1	0.09%	0.17%	(8)
Alternative investments	0.24%	0.75%	(51)	0.12%	0.44%	(32)

Net investment income yield on reserves	6.27%	6.99%	(72)	6.16%	6.74%	(58)
Interest rate credited to contract holders	4.33%	4.45%	(12)	4.33%	4.46%	(13)

Interest rate spread	1.94%	2.54%	(60)	1.83%	2.28%	(45)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.23%	6.29%	(6)	6.17%	6.33%	(16)
Commercial mortgage loan prepayment and bond makewhole premiums	0.00%	0.14%	(14)	0.06%	0.08%	(2)
Alternative investments	-0.02%	0.05%	(7)	-0.02%	0.04%	(6)

Net investment income yield on reserves	6.21%	6.48%	(27)	6.21%	6.45%	(24)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$23,245	$22,155	5%	$23,081	$21,925	5%
Account values – universal and whole life	23,480	22,372	5%	23,369	22,215	5%

Attributable to traditional products:
Invested assets on reserves	5,291	5,012	6%	5,298	5,015	6%

A portion of the investment income earned for this segment is credited to contract holder accounts. Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements. Invested assets are also affected by various reserve adjustments, primarily the result of the merger of several of our insurance subsidiaries, the modification of accounting for certain of our life insurance policies, and by capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets for other corporate purposes. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest sensitive products. The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves. In addition, we exclude the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Comparison of the Three Months Ended June 30, 2008 to 2007

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was due to continued growth of business in force partially offset by the impact of reductions in statutory reserves. The decrease in investment income on alternative investments was driven primarily by less favorable results from limited partnership investments. Higher AG38 statutory reserve liabilities on UL policies with secondary guarantees contributed to invested asset growth. At June 30, 2007, we reduced statutory reserves related to our secondary guarantee UL products by approximately $150 million, which has reduced the amount of net investment income allocated to this segment by $2 million per quarter. This statutory reserve reduction related to modifying the accounting for certain of our life insurance policies. In October 2007, we released approximately $300 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a capital transaction to provide AG38 relief. This release of capital lowered the level of assets supporting this business and has reduced net investment income by approximately $5 million per quarter. As of December 31, 2007, we reduced statutory reserves related primarily to legal entity consolidation by $344 million, which has reduced the amount of net investment income allocated to this segment by approximately $5 million in the first quarter of 2008. This reduction in statutory reserves was primarily a result of the merger of several of our insurance subsidiaries.

The increase in interest credited was attributable primarily to growth in UL account values. On June 1, 2007, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads approximately 5 basis points. On June 1, 2008, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which is expected to increase future spreads by approximately 5 basis points.

At the end of the second quarter of 2008, new money rates exceeded the portfolio rate by roughly 16 basis points. At the end of the second quarter of 2007, new money rates exceeded the portfolio rate by roughly 10 basis points. As of June 30, 2008, 54% of interest-sensitive account values have crediting rates at contract guaranteed levels, and 36% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was due to continued growth of business in force partially offset by the impact of reductions in statutory reserves. The decrease in investment income on alternative investments was driven primarily by less favorable results from limited partnership investments.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Benefits
Death claims direct and assumed	$509	$428	19%	$1,054	$912	16%
Death claims ceded	(229)	(166)	-38%	(466)	(354)	-32%
Reserves released on death	(81)	(80)	-1%	(179)	(172)	-4%

Net death benefits	199	182	9%	409	386	6%
Change in reserves for products with secondary guarantees	28	18	56%	54	18	200%
Other benefits (1)	73	63	16%	134	105	28%

Total benefits	$300	$263	14%	$597	$509	17%

Death claims per $1,000 of inforce	1.48	1.34	10%	1.48	1.40	6%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The increase in benefits was due primarily to growth in business in force, higher mortality due to an increase in the average attained age of the in-force block (which also led to increases in insurance fees as discussed above) and an increase in reserves for products with secondary guarantees.

An adjustment to account values and modification of accounting related to certain life insurance policies in the second quarter of 2007 increased reserves for products with secondary guarantees. In the third quarter of 2007, we had an unfavorable prospective unlocking that also resulted in an increase in reserves for products with secondary guarantees. As a result of these changes, we have experienced an increase in reserves of approximately $4 million.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in benefits was due primarily to growth in business in force, higher mortality due to an increase in the average attained age of the in-force block (which also led to increases in insurance fees as discussed above) and an increase in reserves for products with secondary guarantees, partially offset by a $14 million increase to benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$174	$212	-18%	$357	$439	-19%
General and administrative expenses	98	114	-14%	201	225	-11%
Taxes, licenses and fees	26	26	0%	55	58	-5%

Total expenses incurred	298	352	-15%	613	722	-15%
DAC and VOBA deferrals	(231)	(272)	15%	(465)	(561)	17%

Total expenses recognized before amortization	67	80	-16%	148	161	-8%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	18	(21)	186%	28	(33)	185%
Other amortization	142	111	28%	262	262	0%
Other intangible amortization	1	1	0%	2	2	0%

Total underwriting, acquisition, insurance and other expenses	$228	$171	33%	$440	$392	12%

DAC and VOBA deferrals
As a percentage of sales	151.0%	151.1%		156.0%	146.5%

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The decrease in expenses incurred was primarily a result of lower sales. The increase in DAC and VOBA amortization, excluding unlocking, was due partially to business growth and the impact from the rise in the ratio of deferrable expenses to EGPs from unfavorable unlocking.

The second quarter of 2008 had unfavorable retrospective unlocking (increase to DAC and VOBA amortization) due primarily to lower premiums received and higher death claims, partially offset by higher investment income on alternative investments and prepayment and bond makewhole premiums and lower maintenance expenses than estimated in our model projections.

The second quarter of 2007 had favorable retrospective unlocking (decrease to DAC and VOBA amortization) due primarily to higher investment income on alternative investments and prepayment and bond makewhole premiums, higher premiums received and lower maintenance expenses than estimated in our model projections, partially offset by the impact of the correction to account values in the second quarter of 2007 mentioned above.

Comparison of the Six Months Ended June 30, 2008 to 2007

The decrease in expenses incurred was primarily a result of lower sales. The increase in DAC and VOBA amortization, excluding unlocking, for the three months ended June 30, 2008, as compared to the corresponding period in 2007 as discussed above was offset by lower DAC and VOBA amortization due to less favorable investment income during the six months ended June 30, 2008, as compared to the corresponding period in 2007 and the impact of an adjustment to the opening balance sheet of Jefferson-Pilot, which increased DAC and VOBA amortization for the three months ended March 31, 2007, by $10 million.

The first six months of 2008 had unfavorable retrospective unlocking (increase to DAC and VOBA amortization) due primarily to lower premiums received and higher death claims than estimated in our model projections and model adjustments on certain life insurance policies, partially offset by lower maintenance expenses than estimated in our model projections.

The first six months of 2007 had favorable retrospective unlocking (decrease to DAC and VOBA amortization) due primarily to higher investment income on alternative investments and prepayment and bond makewhole premiums, higher premiums received and lower maintenance expenses than estimated in our model projections, partially offset by the impact of the correction to account values in the second quarter of 2007 mentioned above.

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

Employer Markets – Retirement Products

Income from Operations

Details underlying the results for Employer Markets – Retirement Products (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Operating Revenues
Insurance fees	$74	$78	-5%	$148	$153	-3%
Net investment income	227	235	-3%	451	472	-4%
Other revenues and fees	3	5	-40%	9	9	0%

Total operating revenues	304	318	-4%	608	634	-4%

Operating Expenses
Interest credited	145	141	3%	290	285	2%
Benefits	4	3	33%	6	5	20%
Underwriting, acquisition, insurance and other expenses	81	90	-10%	165	171	-4%

Total operating expenses	230	234	-2%	461	461	0%

Income from operations before taxes	74	84	-12%	147	173	-15%
Federal income taxes	22	26	-15%	43	53	-19%

Income from operations	$52	$58	-10%	$104	$120	-13%

The discussion of Employer Markets – Retirement Products is provided in “Retirement Products – Defined Contribution” and “Retirement Products – Executive Benefits” below.

Retirement Products – Defined Contribution

Income from Operations

Details underlying the results for Employer Markets – Retirement Products – Defined Contribution (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Operating Revenues
Insurance fees	$61	$65	-6%	$122	$127	-4%
Net investment income	175	182	-4%	346	363	-5%
Other revenues and fees	3	5	-40%	9	9	—

Total operating revenues	239	252	-5%	477	499	-4%

Operating Expenses
Interest credited	107	104	3%	213	209	2%
Underwriting, acquisition, insurance and other expenses	75	81	-7%	152	152	—

Total operating expenses	182	185	-2%	365	361	1%

Income from operations before taxes	57	67	-15%	112	138	-19%
Federal income taxes	16	20	-20%	31	41	-24%

Income from operations	$41	$47	-13%	$81	$97	-16%

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Income from operations for this line of business decreased due primarily to the following:

•	Lower net investment income driven by less favorable results from our investment income on alternative investments and prepayment and bond makewhole premiums; and

•	Unfavorable impact of lower average daily account values due to unfavorable equity markets.

A substantial increase in new deposit production in other products is necessary to maintain earnings at current levels, and increased uncertainty in the market has weakened the overall outlook.

The foregoing items are discussed further below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Insurance Fees
Annuity expense assessments	$55	$59	-7%	$110	$115	-4%
Mutual fund fees	5	4	25%	9	8	13%

Total expense assessments	60	63	-5%	119	123	-3%
Surrender charges	1	2	-50%	3	4	-25%

Total insurance fees	$61	$65	-6%	$122	$127	-4%

Average Daily Variable Account Values	$16,892	$18,377	-8%	$16,766	$17,982	-7%

Average Daily S&P 500 Index®	1,371.26	1,496.87	-8%	1,360.21	1,461.02	-7%

	As of June 30,
	2008	2007	Change
Account Values
Variable portion of variable annuities	$16,195	$18,480	-12%
Fixed portion of variable annuities	6,073	6,023	1%

Total variable annuities	22,268	24,503	-9%

Fixed annuities	5,221	4,917	6%

Total annuities	27,489	29,420	-7%
Mutual funds	7,553	6,543	15%

Total annuities and mutual funds	$35,042	$35,963	-3%

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance at beginning-of-period	$7,218	$7,689	-6%	$7,798	$7,535	3%
Gross deposits	389	378	3%	887	838	6%
Withdrawals and deaths	(395)	(434)	9%	(964)	(885)	-9%

Net flows	(6)	(56)	89%	(77)	(47)	-64%
Transfers between fixed and variable accounts	—	—	NM	(12)	(5)	NM
Investment increase and change in market value	74	379	-80%	(423)	529	NM

Balance at end-of-period	$7,286	$8,012	-9%	$7,286	$8,012	-9%

Total Mid – Large Segment:
Balance at beginning-of-period	$9,621	$7,734	24%	$9,463	$6,975	36%
Gross deposits	748	589	27%	1,517	1,302	17%
Withdrawals and deaths	(299)	(132)	NM	(458)	(250)	-83%

Net flows	449	457	-2%	1,059	1,052	1%
Transfers between fixed and variable accounts	(11)	36	NM	(40)	37	NM
Investment increase and change in market value	(74)	328	NM	(497)	491	NM

Balance at end-of-period	$9,985	$8,555	17%	$9,985	$8,555	17%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$17,925	$19,053	-6%	$18,797	$19,146	-2%
Gross deposits	284	306	-7%	568	620	-8%
Withdrawals and deaths	(490)	(634)	23%	(1,033)	(1,331)	22%

Net flows	(206)	(328)	37%	(465)	(711)	35%
Transfers between fixed and variable accounts	—	(1)	100%	—	(4)	100%
Inter-segment transfer	—	—	NM	295	—	NM
Investment increase and change in market value	52	672	-92%	(856)	965	NM

Balance at end-of-period	$17,771	$19,396	-8%	$17,771	$19,396	-8%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$34,764	$34,476	1%	$36,058	$33,656	7%
Gross deposits	1,421	1,273	12%	2,972	2,760	8%
Withdrawals and deaths	(1,184)	(1,200)	1%	(2,455)	(2,466)	0%

Net flows	237	73	225%	517	294	76%
Transfers between fixed and variable accounts	(11)	35	NM	(52)	28	NM
Inter-segment transfer	—	—	NM	295	—	NM
Investment increase and change in market value	52	1,379	-96%	(1,776)	1,985	NM

Balance at end-of-period (1)	$35,042	$35,963	-3%	$35,042	$35,963	-3%

(1)	Includes mutual fund account values. Mutual funds are not included in the separate accounts.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net Flows
Variable portion of variable annuity deposits	$561	$577	-3%	$1,235	$1,232	0%
Variable portion of variable annuity withdrawals	(646)	(747)	14%	(1,479)	(1,560)	5%

Variable portion of variable annuity net flows	(85)	(170)	50%	(244)	(328)	26%

Fixed portion of variable annuity deposits	93	87	7%	185	187	-1%
Fixed portion of variable annuity withdrawals	(182)	(236)	23%	(392)	(470)	17%

Fixed portion of variable annuity net flows	(89)	(149)	40%	(207)	(283)	27%

Total variable annuity deposits	654	664	-2%	1,420	1,419	0%
Total variable annuity withdrawals	(828)	(983)	16%	(1,871)	(2,030)	8%

Total variable annuity net flows	(174)	(319)	45%	(451)	(611)	26%

Fixed annuity deposits	187	146	28%	427	344	24%
Fixed annuity withdrawals	(198)	(140)	-41%	(358)	(305)	-17%

Fixed annuity net flows	(11)	6	NM	69	39	77%

Total annuity deposits	841	810	4%	1,847	1,763	5%
Total annuity withdrawals	(1,026)	(1,123)	9%	(2,229)	(2,335)	5%

Total annuity net flows	(185)	(313)	41%	(382)	(572)	33%

Mutual fund deposits	580	463	25%	1,125	997	13%
Mutual fund withdrawals	(158)	(77)	NM	(226)	(131)	-73%

Mutual fund net flows	422	386	9%	899	866	4%

Total annuity and mutual fund deposits	1,421	1,273	12%	2,972	2,760	8%
Total annuity and mutual fund withdrawals	(1,184)	(1,200)	1%	(2,455)	(2,466)	0%

Total annuity and mutual fund net flows	$237	$73	225%	$517	$294	76%

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

The distribution model for the micro-small case 401(k) market is focused on driving growth through financial intermediaries. As of June 30, 2008, we had 68 wholesalers in place to support this business and plan for additional growth in the second half of 2008. We are beginning to experience an increase in new business activity as a result of building our own wholesaling force for this market.

Comparison of the Three Months Ended June 30, 2008 to 2007

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

The overall lapse rate for our annuity products was 13% for the second quarter of 2008 compared to 15% for the same period in 2007. The return on assets, calculated as income divided by average assets under management, for Multi-Fund® and Other Variable Annuities, our oldest block of annuity business, is more than two times that of new deposits. Therefore, a substantial increase in new deposit production in other products is necessary to maintain earnings at current levels.

As of June 30, 2008, approximately $13.2 billion, or 59%, of variable annuity contract account values contained a return of premium death benefit feature, and the net amount at risk related to these contracts was $27 million. The remaining variable annuity contract account values contain no GDB feature.

Comparison of the Six Months Ended June 30, 2008 to 2007

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

The overall lapse rate for our annuity products remained flat at 15%.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$164	$159	3%	$324	$325	0%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	1	2	-50%	2	3	-33%
Alternative investments (2)	(1)	3	NM	(2)	5	NM
Surplus investments (3)	11	18	-39%	22	30	-27%

Total net investment income	$175	$182	-4%	$346	$363	-5%

Interest Credited	$107	$104	3%	$213	$209	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.

	For the Three Months Ended June 30,		Basis Point Change	For the Six Months Ended June 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.89%	5.95%	(6)	5.90%	6.03%	(13)
Commercial mortgage loan prepayment and bond makewhole premiums	0.05%	0.09%	(4)	0.04%	0.06%	(2)
Alternative investments	-0.03%	0.10%	(13)	-0.03%	0.09%	(12)

Net investment income yield on reserves	5.91%	6.14%	(23)	5.91%	6.18%	(27)
Interest rate credited to contract holders	3.80%	3.82%	(2)	3.80%	3.81%	(1)

Interest rate spread	2.11%	2.32%	(21)	2.11%	2.37%	(26)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Average invested assets on reserves	$11,067	$10,719	3%	$10,978	$10,748	2%
Average fixed account values, including the fixed portion of variable	11,266	10,957	3%	11,191	10,966	2%
Net flows for fixed annuities, including the fixed portion of variable	(100)	(143)	30%	(138)	(244)	43%

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management account interest expense and interest on collateral, divided by average invested assets on reserves. The average invested assets on reserves are calculated based upon total invested assets, excluding hedge derivatives. The average crediting rate is calculated as interest credited before DSI amortization, plus the immediate annuity reserve change (included within benefits), divided by the average fixed account values, including the fixed portion of variable annuities. Commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Comparison of the Three Months Ended June 30, 2008 to 2007

The decline in surplus investment income was attributable to less favorable investment income on alternative investments.

The modest increase in fixed maturity securities, mortgage loans on real estate and other net investment income was attributable to the growth in the average fixed account values, including the fixed portion of variable, driven by transfers from variable annuities partially offset by the yield decline due to lower reinvestment rates. During the second quarter of 2008, in response to the competitive environment, we held credit rates constant and reduced new money rates by 25 basis points for Multi-Fund® and mutual fund products. We have taken further crediting rate actions in the third quarter of 2008, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment and makewhole premiums. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Six Months Ended June 30, 2008 to 2007

The decline in surplus investment income was attributable to less favorable investment income on alternative investments.

While fixed maturity securities, mortgage loans on real estate and other net investment income remained flat, the yield declined due to lower reinvestment rates, which was offset by the increase in average fixed account values, including the fixed portion of variable, driven by transfers from variable annuities.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$19	$21	-10%	$39	$41	-5%
General and administrative expenses	52	55	-5%	104	105	-1%
Taxes, licenses and fees	3	4	-25%	7	9	-22%

Total expenses incurred	74	80	-8%	150	155	-3%
DAC deferrals	(22)	(21)	-5%	(45)	(45)	0%

Total expenses recognized before amortization	52	59	-12%	105	110	-5%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	—	2	-100%	3	2	50%
Other amortization	23	20	15%	44	40	10%

Total underwriting, acquisition, insurance and other expenses	$75	$81	-7%	$152	$152	0%

DAC deferrals
As a percentage of sales/deposits	1.5%	1.6%		1.5%	1.6%

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The decrease in underwriting, acquisition, insurance and other expenses was due in part to the implementation of several expense management controls and practices that are focused on aggressively managing expenses and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.

The second quarter of 2007 had unfavorable retrospective unlocking (increase to DAC and VOBA amortization) due primarily to higher lapses than estimated in our model projections.

Comparison of the Six Months Ended June 30, 2008 to 2007

The first six months of 2008 and 2007 had unfavorable retrospective unlocking (increase to DAC and VOBA amortization) due primarily to higher lapses than estimated in our model projections.

Retirement Products – Executive Benefits

Income from Operations

Details underlying the results for Retirement Products – Executive Benefits (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Operating Revenues
Insurance fees	$13	$13	0%	$26	$26	0%
Net investment income	52	53	-2%	105	109	-4%

Total operating revenues	65	66	-2%	131	135	-3%

Operating Expenses
Interest credited	38	37	3%	77	76	1%
Benefits	4	3	33%	6	5	20%
Underwriting, acquisition, insurance and other expenses	6	9	-33%	13	19	-32%

Total operating expenses	48	49	-2%	96	100	-4%

Income from operations before taxes	17	17	0%	35	35	0%
Federal income taxes	6	6	0%	12	12	0%

Income from operations	$11	$11	0%	$23	$23	0%

Comparison of the Three Months Ended June 30, 2008 to 2007

Income from operations remained flat as lower earnings on surplus investments due to unfavorable equity markets and increased interest credited driven by modest fixed account fund value growth were offset by lower DAC and VOBA amortization expense due to unfavorable retrospective unlocking in the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 to 2007

Income from operations remained flat as lower earnings on surplus investments due to unfavorable equity markets and lower consent fees were offset by lower DAC and VOBA amortization expense due to unfavorable retrospective unlocking in the first six months of 2007.

The foregoing items are discussed further below.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Insurance Fees
Mortality assessments	$8	$8	0%	$17	$17	0%
Expense assessments	6	5	20%	11	9	22%
DFEL:
Deferrals	(1)	(1)	0%	(2)	(2)	0%
Amortization	—	—	NM	—	1	-100%
Retrospective unlocking	—	1	-100%	—	1	-100%

Total insurance fees	$13	$13	0%	$26	$26	0%

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Sales	$13	$14	-7%	$41	$34	21%

Account Values
Balance at beginning-of-period	$4,460	$4,264	5%	$4,436	$4,305	3%
Deposits (1)	110	79	39%	275	144	91%
Withdrawals and deaths (1)	(60)	(53)	-13%	(154)	(193)	20%

Net flows	50	26	92%	121	(49)	NM
Policyholder assessments	(17)	(17)	0%	(37)	(35)	-6%
Interest credited and change in market value	33	80	-59%	6	132	-95%

Balance at end-of-period	$4,526	$4,353	4%	$4,526	$4,353	4%

In Force	$14,939	$14,809	1%	$14,939	$14,809	1%

(1)

Deposits and withdrawals and deaths include $23 million and $67 million for the three and six months ended June 30, 2008, related to the exchange of legacy Jefferson-Pilot products with new Lincoln products.

Our mortality and expense assessments are deducted from our contract holders’ account values and reported as insurance fees. For this business, the mortality and expense assessments amounts are a function of the rates priced into the product and face amount of our insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Included in the business acquired with the Jefferson-Pilot companies are BOLI products, which accounted for $1.7 billion in contract holder fund balances as of June 30, 2008. VOBA balances, net of unearned revenue reserves, related to these blocks were approximately $113 million as of June 30, 2008. These contracts, which are generally not subject to surrender charges, are owned by several thousand contract holders. These contracts were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to contract holders on competitors’ products being more attractive than on our policies in force. The following factors may influence contract holders to continue these coverages: our ability to adjust crediting rates; relatively high minimum rate guarantees; the difficulty of re-underwriting existing and additional covered lives; and unfavorable tax attributes of certain surrenders. Our assumptions for amortizing VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

Consistent with the way we report UL sales, we report COLI and BOLI sales as 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target. Sales in this business tend to be of large case nature and can fluctuate significantly from quarter to quarter.

Comparison of the Three Months Ended June 30, 2008 to 2007

Mortality and expense assessments for this business increased as client deposits were primarily in variable products partially offset by declines in variable account values from unfavorable equity markets.

Comparison of the Six Months Ended June 30, 2008 to 2007

Mortality and expense assessments for this business were favorably impacted by higher variable fees resulting from a customer transferring $55 million of fixed account value to variable account value in the second quarter of 2007 partially offset by declines in variable account values from unfavorable equity markets. This transfer had an offsetting impact on investment income and interest credited as discussed below. Expense assessments also increased as client deposits were primarily in variable products.

Insurance in force increased modestly as growth over the prior year due to sales was partially offset by term rider face reductions in the second quarter of 2008.

Net Investment Income and Interest Credited

Details underlying net investment income and interest credited (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$51	$51	0%	$101	$104	-3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	—	—	NM	1	1	0%
Surplus investments (2)	1	2	-50%	3	4	-25%

Total net investment income	$52	$53	-2%	$105	$109	-4%

Interest Credited	$38	$37	3%	$77	$76	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	Represents net investment income on the required statutory surplus for this segment.

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

Commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, can provide results that are not indicative of the underlying trends.

Comparison of the Three Months Ended June 30, 2008 to 2007

Earnings on surplus investments were negatively impacted by unfavorable equity markets.

On January 1, 2008, we implemented a 25 basis point increase in crediting rates on a small block of policies that have approximately $150 million of fixed account value. Despite this crediting rate action, interest credited remained relatively flat as fixed account values have only modestly increased as client deposits were primarily in variable products.

Comparison of the Six Months Ended June 30, 2008 to 2007

Fixed maturity securities, mortgage loans on real estate and other net investment income decreased due to the unfavorable impact of a customer transferring $55 million from fixed account value to variable account value in the second quarter of 2007, reducing the interest margin, and higher consent fees in 2007. Additionally, earnings on surplus investments were negatively impacted by unfavorable equity markets.

Interest credited remained relatively flat as modest fixed account value growth and the crediting rate action discussed above were partially offset by the impact of a customer transferring $55 million from fixed account value to variable account value in the second quarter of 2007.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its interest-sensitive products.

Comparison of the Three Months Ended June 30, 2008 to 2007

Benefits increased modestly due to slightly less favorable mortality yet remained in line with growth in business in force.

Comparison of the Six Months Ended June 30, 2008 to 2007

Benefits increased modestly due to slightly less favorable mortality yet remained in line with growth in business in force. Additionally, benefits were favorably impacted by a recovery on a reinsurance agreement in the first quarter of 2007.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$6	$7	-14%	$18	$13	38%
General and administrative expenses	3	2	50%	6	5	20%
Taxes, licenses and fees	1	1	0%	3	2	50%

Total expenses incurred	10	10	0%	27	20	35%
DAC and VOBA deferrals	(6)	(7)	14%	(18)	(14)	-29%

Total expenses recognized before amortization	4	3	33%	9	6	50%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	—	2	-100%	(1)	5	NM
Other amortization	2	4	-50%	5	8	-38%

Total underwriting, acquisition, insurance and other expenses	$6	$9	-33%	$13	$19	-32%

DAC and VOBA deferrals
As a percentage of sales	46.2%	50.0%		43.9%	41.2%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and, for our interest-sensitive products, are amortized over the lives of the contracts in relation to EGPs.

Comparison of the Three Months Ended June 30, 2008 to 2007

Expenses incurred remained flat as decreased sales and lower incentive compensation expense were offset by a change in expense allocation methodology within Employer Markets that did not affect consolidated expenses.

The unfavorable retrospective unlocking (increase to DAC and VOBA amortization) in the second quarter of 2007 was due to actual gross profits being lower than EGPs due to the impact of a customer transferring $55 million of fixed account value to variable account value, partially offset by favorable retrospective unlocking from market conditions.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in expenses incurred was primarily a result of increased sales and the change in expense allocation discussed above.

The favorable retrospective unlocking (decrease to DAC and VOBA amortization) in the first six months of 2008 was due primarily to higher premiums received and lower death claims than estimated in our model projections. The unfavorable retrospective unlocking (increase to DAC and VOBA amortization) in the first six months 2007 was due to the impact of a customer transferring $55 million in fixed account value to variable account value discussed above and higher surrender activity than estimated in our model projections. The surrender activity occurred for a variety of reasons, and no systemic issues, such as service or product competitiveness, contributed to this surrender activity.

Employer Markets – Group Protection

The Group Protection segment offers group life, disability and dental insurance to employers. The segment’s products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Income from Operations

Details underlying the results for Employer Markets – Group Protection (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$393	$361	9%	$763	$693	10%
Net investment income	31	29	7%	58	56	4%
Other revenues and fees	1	1	0%	3	2	50%

Total operating revenues	425	391	9%	824	751	10%

Operating Expenses
Benefits	287	266	8%	555	512	8%
Underwriting, acquisition, insurance and other expenses	89	80	11%	179	159	13%

Total operating expenses	376	346	9%	734	671	9%

Income from operations before taxes	49	45	9%	90	80	13%
Federal income taxes	17	16	6%	32	28	14%

Income from operations	$32	$29	10%	$58	$52	12%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Income from Operations by Product Line
Life	$11	$10	10%	$21	$19	11%
Disability	20	18	11%	36	31	16%
Dental	—	—	NM	(1)	—	NM

Total non-medical	31	28	11%	56	50	12%
Medical	1	1	0%	2	2	0%

Total income from operations	$32	$29	10%	$58	$52	12%

Comparison of the Three Months Ended June 30, 2008 to 2007

Income from operations for this segment increased due to the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products and better than expected persistency; and

•	Combined total non-medical loss ratio experience below the lower end of our expected range.

The increase in income from operations was partially offset by an increase to underwriting, acquisition, insurance and other expenses due to growth in our business in force, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment.

Comparison of the Six Months Ended June 30, 2008 to 2007

Income from operations for this segment increased due to the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products and better than expected persistency; and

•	Combined total non-medical loss ratio experience at the lower end of our expected range.

The increase in income from operations was partially offset by an increase to underwriting, acquisition, insurance and other expenses due to growth in our business in force, higher 401(k) expenses, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment.

The foregoing items are discussed further below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Insurance Premiums by Product Line
Life	$134	$125	7%	$267	$244	9%
Disability	167	150	11%	330	295	12%
Dental	37	34	9%	74	66	12%

Total non-medical	338	309	9%	671	605	11%
Medical	55	52	6%	92	88	5%

Total insurance premiums	$393	$361	9%	$763	$693	10%

Sales	$65	$62	5%	$119	$123	-3%

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

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The increase in insurance premiums in our non-medical business reflects normal business growth and favorable persistency experience.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Net investment income remained relatively flat as continued growth of business in force was offset by lower yields on required statutory surplus due to weaker results from our alternative investments.

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Benefits by Product Line
Life	$97	$92	5%	$192	$181	6%
Disability	111	100	11%	221	200	11%
Dental	30	27	11%	60	53	13%

Total non-medical	238	219	9%	473	434	9%
Medical	49	47	4%	82	78	5%

Total benefits	$287	$266	8%	$555	$512	8%

Loss Ratios by Product Line
Life	72.3%	73.9%		72.1%	74.5%
Disability	66.1%	66.4%		67.1%	67.9%
Dental	81.1%	79.3%		81.0%	79.2%
Total non-medical	70.2%	70.8%		70.6%	71.8%
Medical	88.6%	89.3%		88.2%	89.0%

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

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

We experienced favorable claim experience on all of our non-medical and medical products, except for dental. Our improved total non-medical loss ratio was driven by exceptional life and disability results. Our life loss ratio benefited from favorable waiver claims experience. Our disability loss ratio benefited from favorable termination and incidence experience. The termination experience was only relevant for the six months ended June 30, 2008, as compared to the corresponding period in the prior year.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$43	$41	5%	$87	$81	7%
General and administrative expenses	41	37	11%	83	70	19%
Taxes, licenses and fees	9	10	-10%	19	19	0%

Total expenses incurred	93	88	6%	189	170	11%
DAC and VOBA deferrals	(13)	(14)	7%	(27)	(25)	-8%

Total expenses recognized before amortization	80	74	8%	162	145	12%
DAC and VOBA amortization, net of interest	9	6	50%	17	14	21%

Total underwriting, acquisition, insurance and other expenses	$89	$80	11%	$179	$159	13%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.3%	3.9%		3.5%	3.6%

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The increase in underwriting, acquisition, insurance and other expenses was in line with the increase in insurance premiums and is attributable to growth in our business in force, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in underwriting, acquisition, insurance and other expenses was in line with the increase in insurance premiums and is attributable to higher 401(k) expenses, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment. Partially offsetting the increase in expenses were higher deferrals, driven by strategic sales expenses.

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

Income from Operations

Details underlying the results for Investment Management (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Operating Revenues
Investment advisory fees – external	$76	$93	-18%	$152	$183	-17%
Investment advisory fees – inter-segment	21	19	11%	41	44	-7%
Other revenues and fees	28	39	-28%	52	74	-30%

Total operating revenues	125	151	-17%	245	301	-19%

Operating Expenses
Underwriting, acquisition, insurance and other expenses	101	133	-24%	202	258	-22%

Income from operations before taxes	24	18	33%	43	43	0%
Federal income taxes	9	7	29%	16	15	7%

Income from operations	$15	$11	36%	$27	$28	-4%

Pre-tax operating margin (1)	19%	12%		17%	14%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenues.

Comparison of the Three Months Ended June 30, 2008 to 2007

Income from operations increased due primarily to the following:

•	Expenses incurred in the second quarter of 2007 for the launch of a closed-end fund as well as additions to a reserve for legal matters in that quarter; and

•	Lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.

The increase in income from operations was partially offset by:

•	Lower investment advisory fees due to lower assets under management driven by the sale of certain institutional fixed income business and less favorable equity markets; and

•	Negative returns on seed capital driven by the unfavorable equity markets in the second quarter of 2008.

Comparison of the Six Months Ended June 30, 2008 to 2007

Income from operations decreased slightly due primarily to the following:

•	Lower investment advisory fees due to lower assets under management driven by the sale of certain institutional fixed income business and less favorable equity markets; and

•	Negative returns on seed capital driven by the unfavorable equity markets in 2008.

The decrease in income from operations was partially offset by:

•	Expenses incurred in the first six months of 2007 for the launch of a closed-end fund as well as additions to a reserve for legal matters; and

•	Lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.

The foregoing items are discussed further below.

Investment Advisory Fees

Details underlying assets under management and net flows (in millions) were as follows:

	As of June 30,		Change
	2008	2007
Assets Under Management
Retail – equity	$25,824	$33,468	-23%
Retail – fixed	11,473	9,799	17%

Total retail	37,297	43,267	-14%

Institutional – equity	18,515	21,663	-15%
Institutional – fixed	10,884	22,569	-52%

Total institutional	29,399	44,232	-34%

Inter-segment assets – retail and institutional	8,995	10,226	-12%
Inter-segment assets – general account	65,997	66,423	-1%

Total inter-segment assets	74,992	76,649	-2%

Total assets under management	$141,688	$164,148	-14%

Total Sub-Advised Assets, Included Above
Retail	$13,651	$16,329	-16%
Institutional	3,794	4,594	-17%

Total sub-advised assets	$17,445	$20,923	-17%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Net Flows – External (1)
Retail equity sales	$1,042	$1,637	-36%	$2,535	$3,760	-33%
Retail equity redemptions and transfers	(2,181)	(2,189)	0%	(4,796)	(4,332)	-11%

Retail equity net flows	(1,139)	(552)	NM	(2,261)	(572)	NM

Retail fixed income sales	1,213	1,115	9%	2,588	2,208	17%
Retail fixed income redemptions and transfers	(894)	(756)	-18%	(1,872)	(1,409)	-33%

Retail fixed income net flows	319	359	-11%	716	799	-10%

Total retail sales	2,255	2,752	-18%	5,123	5,968	-14%
Total retail redemptions and transfers	(3,075)	(2,945)	-4%	(6,668)	(5,741)	-16%

Total retail net flows	(820)	(193)	NM	(1,545)	227	NM

Institutional equity inflows	567	1,218	-53%	1,534	2,035	-25%
Institutional equity withdrawals and transfers	(848)	(1,626)	48%	(1,891)	(3,782)	50%

Institutional equity net flows	(281)	(408)	31%	(357)	(1,747)	80%

Institutional fixed income inflows	310	1,472	-79%	479	2,973	-84%
Institutional fixed income withdrawals and transfers	(512)	(1,237)	59%	(1,086)	(1,674)	35%

Institutional fixed income net flows	(202)	235	NM	(607)	1,299	NM

Total institutional inflows	877	2,690	-67%	2,013	5,008	-60%
Total institutional redemptions and transfers	(1,360)	(2,863)	52%	(2,977)	(5,456)	45%

Total institutional net flows	(483)	(173)	NM	(964)	(448)	NM

Total sales/inflows	3,132	5,442	-42%	7,136	10,976	-35%
Total redemptions and transfers	(4,435)	(5,808)	24%	(9,645)	(11,197)	14%

Total net flows	$(1,303)	$(366)	NM	$(2,509)	$(221)	NM

(1)

Includes Delaware Variable Insurance Product (“VIP”) funds. Lincoln Financial Insurance subsidiaries as well as unaffiliated insurers participate in these funds. In addition, sales/inflows includes contributions, dividend reinvestments and in kind transfers, and redemptions/transfers includes dividends and capital gains distributions.

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Net Flows – Inter-Segment (1)
Total sales/inflows (2)	$375	$708	-47%	$1,093	$1,209	-10%
Total redemptions and transfers (3)	(543)	(766)	29%	(1,222)	(1,500)	19%

Total net flows	$(168)	$(58)	NM	$(129)	$(291)	56%

(1)

Includes net flows from retail and institutional and excludes net flows from the general account. Also, it excludes the transfer of $3.0 billion in assets to another internal advisor and $154 million of 529 Plan assets to an unaffiliated 529 Plan provider in both the three and six months ended June 30, 2007, as well as the transfer of $780 million in assets to Other Operations for the six months ended June 30, 2007, because we do not consider these to be net flows.

(2)	Includes contributions, dividend reinvestments and in kind transfers.
(3)	Redemptions and transfers includes dividends and capital gains distributions.

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Average daily S&P 500 Index®	1,371.26	1,496.87	-8%	1,360.21	1,461.02	-7%

Investment advisory fees are generally a function of the rates priced into the product and our average assets under management, which is driven by net flows and equity markets. Investment advisory fees – external includes amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses.

Investment advisory fees – inter-segment consists of fees for asset management services this segment provides to Individual Markets and Employer Markets for managing general account assets supporting fixed income products and surplus and separate account assets. These inter-segment amounts are not reported on our Consolidated Statements of Income as they are eliminated along with the associated expenses incurred by Individual Markets and Employer Markets. Individual Markets and Employer Markets report the cost as a reduction to net investment income, which is the same methodology that would be used if these services were provided by an external party.

The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods.

Comparison of the Three Months Ended June 30, 2008 to 2007

Investment advisory fees – external decreased due primarily to lower third-party average assets under management as a result of less favorable equity market returns, an increase in negative net flows and lower advisory revenues as a result of the fixed income transaction, as discussed below. Market value changes on assets under management in the second quarter of 2008 were $(530) million in retail and $(816) million in institutional compared to $1.9 billion in retail and $984 million in institutional for the same period in 2007.

On October 31, 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. As a result of this transaction, assets under management decreased by $12.3 billion which resulted in an estimated $5 million decrease to investment advisory fees – external in the second quarter of 2008.

Comparison of the Six Months Ended June 30, 2008 to 2007

Investment advisory fees – external decreased due primarily to lower third-party average assets under management as a result of less favorable equity market returns, an increase in negative net flows and lower advisory revenues of $9 million as a result of the

2007 fixed income transaction, as discussed above. Market value changes on assets under management in the first six months of 2008 were $(3.6) billion in retail and $(2.9) billion in institutional compared to $2.7 billion in retail and $1.6 billion in institutional for the same period in 2007.

Investment advisory fees – inter-segment decreased due to a decline in total inter-segment assets under management, primarily related to the transition of the investment advisory role for the Lincoln Variable Insurance Trust product effective May 1, 2007, to Employer Markets. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management continues to manage certain of the assets as a sub-advisor. As a result of this change, Investment Management’s assets under management decreased by $3 billion, however, there was no impact to our consolidated assets under management or consolidated net income.

Other Revenues and Fees

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Other revenues and fees decreased for the three and six months ended June 30, 2008 and 2007, partly due to a $4 million and $9 million decrease, respectively, in the return on seed capital due to unfavorable equity markets. Seed capital investments are important to establishing a track record for products that will later be sold to investors. These investments are valued at market value each reporting period and the change in market value impacts other revenues. Other revenues and fees was also negatively impacted by the loss of fees from the movement of the investment accounting function to a third party and by lower 12b-1 revenue related to lower average assets under management.

Operating Expenses

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Operating expenses decreased due primarily to the elimination of certain expenses as a result of transferring the investment advisory role of Lincoln Variable Insurance Trust to another internal advisor, selling certain fixed income business to an unaffiliated investment management company and transitioning the investment accounting function to a third party. Also, accruals for variable compensation based on revenue have decreased. The prior year periods included a $6 million accrual for legal expenses. In addition, in the prior year periods, a new closed-end fund was launched. Costs associated with the launch of this fund were $5 million.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK focuses primarily on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products including retirement income solutions. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.

Income from Operations

Details underlying the results for Lincoln UK (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$26	$24	8%	$45	$48	-6%
Insurance fees	52	50	4%	98	96	2%
Net investment income	20	19	5%	40	39	3%

Total operating revenues	98	93	5%	183	183	0%

Operating Expenses
Benefits	30	34	-12%	61	70	-13%
Underwriting, acquisition, insurance and other expenses	40	41	-2%	78	78	0%

Total operating expenses	70	75	-7%	139	148	-6%

Income from operations before taxes	28	18	56%	44	35	26%
Federal income taxes	10	6	67%	15	12	25%

Income from operations	$18	$12	50%	$29	$23	26%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling
Average for the period	1.986	1.989	0%	1.987	1.977	1%
End-of-period	1.992	2.008	-1%	1.992	2.008	-1%

As presented in the tables above, the change in the average exchange rate was immaterial when comparing the three and six months ended June 30, 2008, to the corresponding periods in 2007.

Comparison of the Three Months Ended June 30, 2008 to 2007

Income from operations for this segment increased due primarily to modest revenue increases and net favorable benefit reserve adjustments, which are discussed further below.

Comparison of the Six Months Ended June 30, 2008 to 2007

Income from operations for this segment increased due primarily to net favorable benefit reserve adjustments and a reduction in benefits related to lower levels of vested annuity premiums, which are discussed further below.

The foregoing items are discussed further below.

Insurance Premiums

Insurance premiums are primarily a function of the rates priced into the product and face amount of our insurance in force.

Comparison of the Three Months Ended June 30, 2008 to 2007

Insurance premiums increased due primarily to a $2 million increase in the annuitization of vesting pension policies. The increase in the amount of premiums received resulted in a corresponding increase in benefits.

Comparison of the Six Months Ended June 30, 2008 to 2007

Insurance premiums decreased due primarily to a $2 million decrease in the annuitization of vesting pension policies. The decrease in the amount of premiums received resulted in a corresponding decrease in benefits.

Our annualized policy lapse rate as of the second quarter of 2008 was 6.3% as compared to 6.7% for the corresponding period in 2007, as measured by the number of policies in force.

Insurance Fees

Details underlying insurance fees, business in force and unit-linked assets (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Insurance Fees
Mortality assessments	$9	$9	0%	$18	$19	-5%
Expense assessments	37	35	6%	67	65	3%
DFEL:
Deferrals	(1)	(1)	0%	(2)	(2)	0%
Amortization, excluding unlocking	8	7	14%	15	15	0%
Retrospective unlocking	(1)	—	NM	—	(1)	100%

Total insurance fees	$52	$50	4%	$98	$96	2%

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Unit-Linked Assets
Balance at beginning-of-period	$8,079	$8,906	-9%	$8,850	$8,757	1%
Deposits	101	100	1%	161	168	-4%
Withdrawals and deaths	(227)	(251)	10%	(439)	(491)	11%

Net flows	(126)	(151)	17%	(278)	(323)	14%
Investment income and change in market value	(150)	229	NM	(758)	506	NM
Foreign currency adjustment	30	184	-84%	19	228	-92%

Balance at end-of-period	$7,833	$9,168	-15%	$7,833	$9,168	-15%

The insurance fees reflect mortality and expense assessments on unit-linked account values to cover insurance and administrative charges. These assessments are primarily a function of the rates priced into the product, the face amount of insurance in force and the average unit-linked assets, which is driven by net flows on the account values and the financial markets. Although the use of the reversion to the mean process has lessened the impact of short-term volatility in equity markets, the segment’s fee income remains subject to volatility in the equity markets as it affects the level of the underlying assets that drive the fee income.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Excluding the effect of unlocking, insurance fees increased due primarily to higher dividend income and equity gains, partially offset by decreasing bond values resulting in a $2 million higher linked tax deduction from the unit-linked account. Additionally, expense assessments increased $1 million due to higher U.K. Department of Work and Pensions premiums.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of the Three Months Ended June 30, 2008 to 2007

Net investment income increased due primarily to increased investments in short term bonds.

Comparison of the Six Months Ended June 30, 2008 to 2007

Net investment income increased due primarily to higher yields and increased investments in short term bonds.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its unit-linked products. Benefits are recognized when incurred.

Comparison of the Three Months Ended June 30, 2008 to 2007

Benefits decreased due primarily to a reduction of $6 million in the mis-selling reserve following a favorable conclusion by the U.K. Financial Ombudsman Service (“FOS”) regarding Lincoln UK’s time barring of claims, a one-time reduction in the death claim reserve of $3 million and better permanent health income experience of $2 million. These decreases were partially offset by an unfavorable tax reserve adjustment of $5 million as well as a $2 million increase in reserves due to higher levels of vested annuity premiums.

Comparison of the Six Months Ended June 30, 2008 to 2007

Benefits decreased due primarily to a reduction of $6 million in the mis-selling reserve following a favorable finding by the U.K. FOS regarding Lincoln UK’s time barring of claims, a one-time reduction in the death claim reserve of $3 million following a reconciliation of previously paid claims, better permanent health income experience of $2 million and a decrease in reserves of $2 million due to lower levels of vested annuity premiums. These decreases were partially offset by an unfavorable tax reserve adjustment of $5 million.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$1	$1	0%	$2	$2	0%
General and administrative expenses	26	27	-4%	52	53	-2%

Total expenses incurred	27	28	-4%	54	55	-2%
DAC and VOBA deferrals	(1)	(1)	0%	(1)	(1)	0%

Total expenses recognized before amortization	26	27	-4%	53	54	-2%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	1	—	NM	—	(1)	100%
Other amortization, net of interest	13	14	-7%	25	25	0%

Total underwriting, acquisition, insurance and other expenses	$40	$41	-2%	$78	$78	0%

Commissions and other costs, which vary with and are related primarily to the production of new business, are deferred to the extent recoverable. DAC and VOBA related to unit-linked business are amortized over the lives of the contracts in relation to EGPs. For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business.

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

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Operating Revenues
Insurance premiums	$2	$(1)	300%	$3	$1	200%
Net investment income	87	91	-4%	186	179	4%
Amortization of deferred gain on business sold through reinsurance	18	19	-5%	38	37	3%
Media revenues (net)	23	29	-21%	45	54	-17%
Other revenues and fees	1	4	-75%	(2)	6	NM
Inter-segment elimination of investment advisory fees	(21)	(19)	-11%	(41)	(44)	7%

Total operating revenues	110	123	-11%	229	233	-2%

Operating Expenses
Interest credited	42	44	-5%	88	88	0%
Benefits	29	37	-22%	57	75	-24%
Media expenses	15	15	0%	31	30	3%
Other expenses	48	39	23%	85	64	33%
Interest and debt expenses	65	73	-11%	140	136	3%
Inter-segment elimination of investment advisory fees	(21)	(19)	-11%	(41)	(44)	7%

Total operating expenses	178	189	-6%	360	349	3%

Loss from operations before taxes	(68)	(66)	-3%	(131)	(116)	-13%
Federal income taxes	(24)	(31)	23%	(45)	(51)	12%

Loss from operations	$(44)	$(35)	-26%	$(86)	$(65)	-32%

Comparison of the Three Months Ended June 30, 2008 to 2007

Loss from operations for this segment increased due primarily to the following:

•	Lower media earnings related primarily to lower advertising revenues caused by market conditions;

•	Lower net investment income from a reduction in yields, partially offset by an increase in invested assets;

•	Higher other expenses attributable primarily due to the one-time curtailment gain recorded in the second quarter of 2007 related to a change in our employee pension plan; and

•	Less favorable tax items that impacted the effective tax rate.

The increase in loss from operations was partially offset by the following:

•

Lower interest and debt expenses as a result of a decline in interest rates that affect our variable rate borrowings partially offset by higher average balances of outstanding debt in the current period; and

•	Unfavorable mortality in our Institutional Pension business in the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 to 2007

Loss from operations for this segment increased due primarily to the following:

•	Lower media earnings related primarily due to lower advertising revenues caused by market conditions;

•

Higher other expenses primarily attributable to the impact of the one-time curtailment gain recorded in the second quarter of 2007 related to our employee pension plan and the relocation costs associated with the move of our corporate office;

•	Higher interest and debt expenses from increased debt; and

•	Less favorable tax items that impacted the effective tax rate.

The increase in loss from operations was partially offset by the following:

•

Higher net investment income from an increase in invested assets driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt as these items exceeded share repurchases and dividends paid to stockholders; and

•	Unfavorable mortality in our Institutional Pension business in the second quarter of 2007.

Certain of the foregoing items are discussed further below.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital allocated to Other Operations would decrease and net investment income would be negatively impacted. In addition, as discussed below in “Review of Consolidated Financial Condition – Alternative Sources of Liquidity,” the holding company maintains an inter-segment cash management account where other segments can borrow from or lend money to the holding company. The inter-segment cash management account affects net investment income for Other Operations, as all inter-segment eliminations are reported within Other Operations.

Write-downs for other-than-temporary impairments decrease the recorded value of our invested assets owned by our business segments. These write-downs are not included in the income from operations of our operating segments. When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations, but should not have an impact on a consolidated basis unless the impairments are related to defaulted securities. Statutory reserve adjustments for our business segments can also cause allocations of invested assets between the affected segments and Other Operations.

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The decrease in net investment income was attributable to a decrease in yields, partially offset by an increase in invested assets that was driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt. The increase in invested assets from these items exceeded the amount utilized by share repurchases, dividends paid to stockholders and transfers to other segments for other-than-temporary impairments. Also, decreases in our inter-segment cash management account and collateral under securities loaned favorably impacted net investment income.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in net investment income was attributable to an increase in invested assets driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt. These items exceeded the amount of share repurchases, dividends paid to stockholders and transfers to other segments for other-than-temporary impairments. This increase in invested assets was partially offset by lower yields as a result of lower interest rates in the current period.

Benefits

Benefits are recognized when incurred for Institutional Pension products.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The decrease in benefits was a result of unfavorable mortality in our Institutional Pension business in the second quarter of 2007.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Other Expenses
Merger-related expenses	$16	$30	-47%	$31	$44	-30%
Branding	11	9	22%	18	16	13%
Retirement Income Security Ventures	2	3	-33%	4	4	0%
Taxes, licenses and fees	1	1	0%	3	4	-25%
Other	18	(4)	NM	29	(4)	NM

Total other expenses	$48	$39	23%	$85	$64	33%

Other expenses for Other Operations includes expenses that are corporate in nature such as merger-related expenses, restructuring costs, branding, charitable contributions, certain litigation reserves, amortization of FCC license intangibles on our radio clusters, other expenses not allocated to our business segments and inter-segment expense eliminations, excluding those associated with our inter-segment investment advisory fees.

Comparison of the Three Months Ended June 30, 2008 to 2007

The increase in other expenses was attributable primarily to the effect of the one-time curtailment gain recorded in the second quarter of 2007 related to our employee pension plan after we announced on May 1, 2007, our plan to freeze our defined benefit pension benefits and replace them with an enhanced match in our 401(k) defined contribution plan beginning January 1, 2008, and an increase in incentive compensation expense, strategic initiative costs and facilities expense. These increases in other expenses were partially offset by a decrease in merger-related expenses as a result of higher system integration work related to our administrative systems in 2007.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in other expenses was attributable primarily to the impact of the one-time curtailment gain recorded in the second quarter of 2007 and relocation costs associated with the move of our corporate office and an increase in incentive compensation expense, strategic costs and facilities expense. These increases in other expenses were partially offset by a decrease in merger-related expenses as a result of higher system integration work related to our administrative systems in 2007.

Merger-related expenses were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives. These actions will be ongoing and are expected to be substantially complete by the first half of 2009. Our current estimate of the cumulative integration expenses is approximately $215 million to $225 million, pre-tax, and excludes amounts capitalized or recorded to goodwill.

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

Comparison of the Three Months Ended June 30, 2008 to 2007

The decrease in interest and debt expense was due primarily to the decrease in interest rates on our variable rate borrowings partially offset by an increased average outstanding debt balance in the second quarter of 2008 as compared to the second quarter of 2007. The increased debt was primarily the result of $375 million issued in the fourth quarter of 2007 to fund a captive reinsurance company (calculated under AG38), which was created for the purpose of reinsuring liabilities of our existing insurance affiliates, primarily related to statutory reserves on UL products with secondary guarantees.

Comparison of the Six Months Ended June 30, 2008 to 2007

The increase in interest and debt expense was due primarily to an increase in our debt, which was primarily the result of $375 million issued in the fourth quarter of 2007 to fund a captive reinsurance company. This increase was partially offset by lower interest rates on our variable borrowings in the first six months of 2008 compared to the first six months of 2007.

Federal Income Tax Benefit

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The decrease in the federal income tax benefit was due to less favorable tax items that impacted the effective tax rate related primarily to changes in tax preferred investments.

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1)  (in millions) were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Pre-Tax
Operating realized gain:
Indexed annuity net derivatives results	$—	$2	-100%	$(2)	$2	NM
GLB	10	1	NM	16	2	NM
GDB hedge cost	2	(2)	200%	9	(2)	NM

Total operating realized gain	12	1	NM	23	2	NM

Realized gain (loss) related to certain investments	(125)	(9)	NM	(166)	18	NM
Gain (loss) on certain reinsurance derivative/trading securities	1	4	-75%	2	4	-50%
GLB derivatives results:
Attributed fees for net valuation premium (2)	23	12	92%	42	23	83%
Change in reserves hedged (2)	213	48	NM	(161)	74	NM
Change in market value of derivative assets (2)	(248)	(51)	NM	63	(74)	185%

Hedge program effectiveness (2) (3)	(12)	9	NM	(56)	23	NM
Change in reserves not hedged (2)	17	—	NM	109	—	NM
Loss from the initial impact of adopting SFAS 157 (2)	—	—	NM	(33)	—	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL	(2)	(4)	50%	(25)	(10)	NM

GLB net derivatives results	3	5	-40%	(5)	13	NM
Indexed annuity forward-starting option	2	5	-60%	7	3	133%
GDB derivatives results	(3)	1	NM	(8)	1	NM
Gain on sale of subsidiaries/businesses	2	—	NM	4	—	NM

Excluded realized gain (loss)	(120)	6		(166)	39	NM

Total realized gain (loss)	$(108)	$7	NM	$(143)	$41	NM

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
After-Tax
Operating realized gain:
Indexed annuity net derivatives results	$—	$1	-100%	$(1)	$1	NM
GLB	7	1	NM	10	1	NM
GDB hedge cost	1	(1)	200%	6	(1)	NM

Total operating realized gain	8	1	NM	15	1	NM

Realized gain (loss) related to certain investments	(80)	(5)	NM	(108)	12	NM
Gain (loss) on certain reinsurance derivative/trading securities	1	3	-67%	1	2	-50%
GLB net derivatives results (4)	1	3	-67%	(3)	9	NM
GDB derivative results	(2)	—	NM	(5)	—	NM
Indexed annuity forward-starting option	1	3	-67%	4	2	100%
Gain on sale of subsidiaries/businesses	1	—	NM	3	—	NM

Excluded realized gain (loss)	(78)	4		(108)	25	NM

Total realized gain (loss)	$(70)	$5	NM	$(93)	$26	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds.
(2)	Amounts are before the associated amortization expense of DAC, VOBA, DSI and DFEL.
(3)

Our hedge performance after-DAC and after-tax, excluding DAC unlocking and changes in the non-performance risk factor, was an estimated $(4) million and $(15) million for the three and six months ended June 30, 2008, respectively.

(4)	The components of the GLB net derivatives results are presented in the pre-tax section above.

Operating Realized Gain

Operating realized gain includes the following:

•

Indexed annuity net derivative results – Represents the net difference between the change in the fair value of the S&P 500 Index® call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuities products. The change in the fair value of the liability for the embedded derivative represents the amount that is credited to the indexed annuity contract.

•

GLB – Represents the portion of the GLB rider fees calculated as the attributed fees in excess of the net valuation premium. Net valuation premium represents a level portion of rider fees required to fund potential claims for living benefits. The attributed fees are the fees used in the calculation of the embedded derivative and represent net valuation premium plus a margin that a theoretical market participant would include for risk/profit, as well as the non-performance risk factor required by SFAS 157 benefit costs.

•

GDB hedge cost – Represents the change in the fair value of the derivatives that offsets the benefit ratio unlocking of our SOP 03-1 reserves on our GDB riders, including our expected cost of the hedging instruments

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

Our operating realized gain increased due primarily to the market participant risk/profit margins partially offset by the non-performance risk factor required by SFAS 157.

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Investments” below.

Gain (Loss) on Certain Reinsurance Derivative/Trading Securities

Gain (loss) on certain reinsurance derivative/trading securities represents changes in the fair values of total return swaps (embedded derivatives) theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements. Changes in the fair value of these derivatives are offset by the change in fair value of trading securities in the portfolios that support these arrangements.

GLB Net Derivatives Results and GDB Derivatives Results

Our GLB net derivatives results represents the net valuation premium, the change in the fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge. This includes the cost of purchasing the hedging instruments.

Our GDB derivatives results represents the net difference between the benefit ratio unlocking of SOP 03-1 reserves on our GDB riders and the change in the fair value of the derivatives excluding our expected cost of the hedging instruments.

We have a hedge program that is designed to mitigate the risk and earnings volatility caused by changes in equity markets, interest rates and volatility associated with the guaranteed benefit features of our variable annuity products, including GDB and GLB riders. The GLB guarantees in our variable annuity products are considered embedded derivatives and are recorded on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for GLBs. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur. For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Comparison of the Three and Six Months Ended June 30, 2008 to 2007

The less favorable GLB net derivatives results and GDB derivatives results were driven primarily by volatile capital markets conditions that affected both interest rates and equity market returns. The increased GLB losses were partially offset by the gains attributable to the SFAS 157 non-performance adjustments attributable primarily to the widening credit spreads.

Indexed Annuity Forward-Starting Option

Changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and SFAS 157. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indications of volatility and interest rates, which can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The six months ended June 30, 2008, includes a pre-tax $10 million ($6 million, after-tax) gain from the initial impact of adopting SFAS 157.

Gain on Sale of Subsidiaries/Businesses

See “Acquisitions and Dispositions – Fixed Income Management Business” for details.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of Total Investments
	As of June 30, 2008	As of December 31, 2007	As of June 30, 2008	As of December 31, 2007
Investments
Available-for-sale securities:
Fixed maturity	$54,518	$56,276	77.7%	78.2%
Equity	464	518	0.7%	0.7%
Trading securities	2,550	2,730	3.6%	3.8%
Mortgage loans on real estate	7,678	7,423	10.9%	10.3%
Real estate	136	258	0.2%	0.4%
Policy loans	2,802	2,835	4.0%	4.0%
Derivative instruments	890	807	1.3%	1.1%
Alternative investments	833	799	1.1%	1.1%
Other investments	330	276	0.5%	0.4%

Total investments	$70,201	$71,922	100.0%	100.0%

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

	As of June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Fixed Maturity Available-For-Sale Securities
Corporate bonds:
Financial services	$10,896	$82	$681	$10,297	18.9%
Basic industry	2,195	33	81	2,147	3.9%
Capital goods	2,683	42	58	2,667	4.9%
Communications	2,803	63	100	2,766	5.1%
Consumer cyclical	2,933	36	159	2,810	5.2%
Consumer non-cyclical	4,110	54	76	4,088	7.5%
Energy	2,886	71	43	2,914	5.4%
Technology	744	11	11	744	1.4%
Transportation	1,291	25	54	1,262	2.3%
Industrial other	675	11	15	671	1.2%
Utilities	8,391	125	202	8,314	15.3%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	1,049	9	418	640	1.2%
Commercial real estate collateralized debt obligations	62	—	8	54	0.1%
Credit card	172	1	11	162	0.3%
Home equity	1,185	1	251	935	1.7%
Manufactured housing	154	4	8	150	0.3%
Auto loan	1	—	—	1	0.0%
Other	223	4	7	220	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,628	21	182	2,467	4.5%
Collateralized mortgage obligations:
Agency backed	4,643	66	37	4,672	8.6%
Non-agency backed	2,245	1	381	1,865	3.4%
Mortgage pass-throughs:
Agency backed	1,438	13	10	1,441	2.6%
Non-agency backed	149	—	17	132	0.2%
Municipals:
Taxable	125	4	1	128	0.2%
Tax-exempt	5	—	—	5	0.0%
Government and government agencies:
United States	1,195	93	7	1,281	2.3%
Foreign	1,570	64	48	1,586	2.9%
Redeemable preferred stock	102	2	5	99	0.2%

Total available-for-sale – fixed maturity	56,553	836	2,871	54,518	100.0%

Equity Available-For-Sale Securities	617	39	192	464

Total available-for-sale securities	57,170	875	3,063	54,982
Trading Securities (1)	2,423	222	95	2,550

Total available-for-sale and trading securities	$59,593	$1,097	$3,158	$57,532

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Fixed Maturity Available-For-Sale Securities
Corporate bonds:
Financial services	$11,234	$187	$300	$11,121	19.8%
Basic industry	2,148	52	35	2,165	3.8%
Capital goods	2,665	66	16	2,715	4.8%
Communications	2,903	123	46	2,980	5.3%
Consumer cyclical	3,038	56	94	3,000	5.3%
Consumer non-cyclical	3,898	101	25	3,974	7.1%
Energy	2,688	121	14	2,795	5.0%
Technology	660	15	5	670	1.2%
Transportation	1,409	39	19	1,429	2.5%
Industrial other	710	22	6	726	1.3%
Utilities	8,051	195	77	8,169	14.5%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	996	8	205	799	1.4%
Commercial real estate collateralized debt obligations	42	—	4	38	0.1%
Mortgage-backed securities collateralized debt obligations	1	—	—	1	0.0%
Credit card	160	1	2	159	0.3%
Home equity	1,209	4	76	1,137	2.0%
Manufactured housing	161	7	5	163	0.3%
Auto loan	4	—	—	4	0.0%
Other	235	4	1	238	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,711	48	70	2,689	4.8%
Collateralized mortgage obligations:
Agency backed	4,547	74	19	4,602	8.2%
Non-agency backed	2,347	10	110	2,247	4.0%
Mortgage pass-throughs:
Agency backed	933	18	2	949	1.7%
Non-agency backed	153	1	4	150	0.3%
Municipals:
Taxable	133	5	—	138	0.2%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies:
United States	1,261	108	4	1,365	2.4%
Foreign	1,663	92	19	1,736	3.1%
Redeemable preferred stock	103	9	1	111	0.2%

Total available-for-sale – fixed maturity	56,069	1,366	1,159	56,276	100.0%

Equity Available-For-Sale Securities	548	13	43	518

Total available-for-sale securities	56,617	1,379	1,202	56,794
Trading Securities (1)	2,512	265	47	2,730

Total available-for-sale and trading securities	$59,129	$1,644	$1,249	$59,524

(1)

Our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers. Refer below to “Trading Securities” section for further details.

Available-for-Sale Securities

Because the general intent of the available-for-sale accounting guidance is to reflect stockholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income. For instance, DAC is adjusted upon the recognition of unrealized gains or losses since the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid.

As of June 30, 2008, and December 31, 2007, 91.8% and 90.7%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. See Note 4 for ratings and maturity date information for our fixed maturity investment portfolio.

As more fully described in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based on this review, the cause of the $1.9 billion increase in our gross available-for-sale securities unrealized losses for the six months ended June 30, 2008, was attributable primarily to a combination of reduced liquidity in several market segments, deterioration in credit fundamentals and an increase in treasury rates. We believe that the securities in an unrealized loss position as of June 30, 2008 were not other-than-temporarily impaired due to our ability and intent to hold for a period of time sufficient for recovery. For further information on our available-for-sales securities unrealized losses, see “Additional Details on our Unrealized Losses on Available-for-Sale Securities” below.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity available-for-sale security portfolio (in millions) was as follows:

NAIC Designation	Rating Agency Equivalent Designation	As of June 30, 2008			As of December 31, 2007
		Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Investment Grade Securities
1	Aaa / Aa / A	$34,410	$33,210	60.9%	$34,648	$34,741	61.8%
2	Baa	18,594	18,101	33.2%	18,168	18,339	32.6%

		53,004	51,311	94.1%	52,816	53,080	94.4%
Below Investment Grade Securities
3	Ba	2,426	2,266	4.2%	2,184	2,159	3.8%
4	B	797	678	1.2%	787	783	1.4%
5	Caa and lower	313	246	0.5%	270	238	0.4%
6	In or near default	13	17	0.0%	12	16	0.0%

		3,549	3,207	5.9%	3,253	3,196	5.6%

Total securities		$56,553	$54,518	100.0%	$56,069	$56,276	100.0%

Securities below investment grade as a % of total fixed maturity available-for-sale securities		6.3%	5.9%		5.8%	5.7%

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

The estimated fair value for all private securities was $7.7 billion as of June 30, 2008, compared to $7.8 billion as of December 31, 2007, representing approximately 11% of total invested assets as of June 30, 2008, and December 31, 2007.

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

Mortgage-Backed Securities (Included in Available-for-Sale and Trading Securities)

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

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. As of June 30, 2008, we did not have a significant amount of higher-risk mortgage-backed securities. A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates and relaxed underwriting standards for some originators of residential mortgage loans and home equity loans have recently led to higher delinquency rates, especially for loans originated in the past few years. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of our securities reflect the seniority of the securities that we own. Our RMBS had a market value of $9.2 billion and an unrealized loss of $636 million, or 7%, as of June 30, 2008. The unrealized loss was due primarily to deteriorating market fundamentals and a general level of illiquidity in the market and resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $602 million and represented 1% of our total investment portfolio as of June 30, 2008. Investments rated A or above represented 91% of the subprime investments and $293 million in market value of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent most of the subprime exposure with trading securities being only $16 million, or 3%, as of June 30, 2008. The tables below summarize our investments in available-for-sale securities backed by pools of residential mortgages (in millions):

	Fair Value as of June 30, 2008
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass-throughs	$6,030	$1,343	$737	$—	$8,110
Asset-backed securities home equity	—	15	334	586	935

Total (1)	$6,030	$1,358	$1,071	$586	$9,045

Rating
AAA	$5,990	$1,108	$913	$423	$8,434
AA	20	209	107	87	423
A	20	17	12	21	70
BBB	—	10	—	50	60
BB and below	—	14	39	5	58

Total (1)	$6,030	$1,358	$1,071	$586	$9,045

Origination Year
2004 and prior	$3,131	$402	$362	$297	$4,192
2005	806	252	291	204	1,553
2006	342	249	343	85	1,019
2007	1,751	455	75	—	2,281

Total (1)	$6,030	$1,358	$1,071	$586	$9,045

(1)

Does not include the fair value of trading securities totaling $195 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $195 million in trading securities consisted of $152 million prime, $27 million Alt-A and $16 million subprime.

	Amortized Cost as of June 30, 2008
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass throughs	$5,989	$1,546	$940	$—	$8,475
Asset-backed securities home equity	—	15	406	764	1,185

Total (1)	$5,989	$1,561	$1,346	$764	$9,660

Rating
AAA	$5,949	$1,201	$1,063	$494	$8,707
AA	21	275	151	130	577
A	19	27	20	33	99
BBB	—	19	—	94	113
BB and below	—	39	112	13	164

Total (1)	$5,989	$1,561	$1,346	$764	$9,660

Origination Year
2004 and prior	$3,098	$441	$409	$358	$4,306
2005	819	279	345	254	1,697
2006	344	307	480	152	1,283
2007	1,728	534	112	—	2,374

Total (1)	$5,989	$1,561	$1,346	$764	$9,660

(1)

Does not include the amortized cost of trading securities totaling $217 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $217 million in trading securities consisted of $158 million prime, $40 million Alt-A and $19 million subprime.

None of these investments include any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in available-for-sale securities backed by pools of consumer loan asset-backed securities (in millions):

	As of June 30, 2008
	Credit Card (1)		Auto Loans		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Rating
AAA	$130	$139	$—	$—	$130	$139
AA	—	—	1	1	1	1
BBB	32	33	—	—	32	33

Total (2)	$162	$172	$1	$1	$163	$173

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” section below and in Note 4.
(2)

Does not include the fair value of trading securities totaling $5 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $5 million in trading securities consisted of credit card securities.

The following summarizes our investments in available-for-sale securities backed by pools of commercial mortgages (in millions):

	As of June 30, 2008
	Multiple Property		Single Property		Commercial Real Estate Collateralized Debt Obligations		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Type
Commercial mortgage-backed securities	$2,331	$2,461	$136	$167	$—	$—	$2,467	$2,628
Commercial real estate collateralized debt obligations	—	—	—	—	54	62	54	62

Total (1)	$2,331	$2,461	$136	$167	$54	$62	$2,521	$2,690

Rating
AAA	$1,666	$1,700	$75	$77	$31	$38	$1,772	$1,815
AA	396	424	7	17	3	4	406	445
A	158	194	52	67	20	20	230	281
BBB	86	104	2	6	—	—	88	110
BB and below	25	39	—	—	—	—	25	39

Total (1)	$2,331	$2,461	$136	$167	$54	$62	$2,521	$2,690

Origination Year
2004 and prior	$1,673	$1,705	$80	$81	$23	$24	$1,776	$1,810
2005	331	370	44	61	10	15	385	446
2006	202	242	12	25	21	23	235	290
2007	125	144	—	—	—	—	125	144

Total (1)	$2,331	$2,461	$136	$167	$54	$62	$2,521	$2,690

(1)

Does not include the fair value of trading securities totaling $102 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $102 million in trading securities consisted of $99 million commercial mortgage-backed securities and $3 million commercial real estate collateralized debt obligations.

Monoline insurers provide guarantees on debt for issuers, often in the form of credit wraps, which enhance the credit of the issuer. Monoline insurers guarantee the timely repayment of bond principal and interest when a bond issuer defaults and generally provide credit enhancement for bond issues such as municipal bonds and private placements as well as other types and structures of securities. Our direct exposure represents our bond holdings of the actual Monoline insurers. Our insured bonds represent our holdings in bonds of other issuers that are insured by Monoline insurers.

The following summarizes our exposure to Monoline insurers (in millions):

	As of June 30, 2008
	Direct Exposure	Insured Bonds (1) (2)	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Fair Value
Monoline Name
AMBAC	$—	$275	$275	$3	$48	$230
ASSURED GUARANTY LTD	30	—	30	—	—	30
CAPMAC	—	3	3	—	—	3
FGIC	3	101	104	—	31	73
FSA	—	71	71	1	5	67
MBIA	12	137	149	2	15	136
MGIC	12	7	19	—	2	17
PMI GROUP INC	27	—	27	—	7	20
RADIAN GROUP INC	19	—	19	—	9	10
SECURITY CAPITAL ASSURANCE LTD	1	—	1	—	—	1
XL CAPITAL LTD	72	74	146	2	19	129

Total (3)	$176	$668	$844	$8	$136	$716

(1)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 4.
(2)

Insured bonds with an amortized cost of $318 million and fair value of $242 million as of June 30, 2008, were not reported in the above table in our Form 10-Q for the quarterly period ended March 31, 2008.

(3)

Does not include the fair value of trading securities totaling $33 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $33 million in trading securities consisted of $9 million of direct exposure and $24 million of insured exposure. This table also excludes insured exposure totaling $16 million for a guaranteed investment tax credit partnership.

Credit-Linked Notes

As of June 30, 2008, and December 31, 2007, other contract holder funds on our Consolidated Balance Sheets included $850 million and $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively. LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies. These credit-linked notes are classified as asset-backed securities and are included in our fixed maturity securities on our Consolidated Balance Sheets. An additional $300 million funding agreement was assumed as a result of the merger of Jefferson-Pilot, but was not invested into credit-linked notes. This $300 million funding agreement matured on June 2, 2008.

We earn a spread between the coupon received on the credit-linked note and the interest credited on the funding agreement. Our credit-linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. The high quality asset in two of these transactions is a AAA-rated ABS secured by a pool of credit card receivables. The high quality asset in the third transaction is a guaranteed investment contract issued by MBIA, which is further secured by a pool of high quality assets.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments, which currently carries a mid-

or low-AA rating. Generally, based upon our models, the transactions can sustain anywhere from 6-11 defaults, depending on the transaction, in the underlying collateral pools with no loss to LNL. However, if that number of defaults is realized, any additional defaults will significantly impact our recovery. Once the subordination is completely exhausted, losses will be incurred on LNL’s investment. In general, the entire investment can be lost with 3-5 additional defaults. To date, there have been no defaults in any of the underlying collateral pools. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $850 million as of June 30, 2008.

As in the general markets, spreads on these transactions have widened, causing unrealized losses. As of June 30, 2008, we had unrealized losses of $390 million on the $850 million in credit-linked notes. As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review and the information in the paragraph above, we believe that these securities were not other-than-temporarily impaired as of June 30, 2008, and December 31, 2007. The following summarizes the fair value to amortized cost ratio of the credit-linked notes:

	As of July 31, 2008	As of June 30, 2008	As of December 31, 2007
Fair value	$460	$460	$660
Amortized cost	850	850	850
Fair value to amortized cost ratio	54%	54%	78%

The following summarizes the exposure of the credit-linked notes’ underlying collateral by industry and rating as of June 30, 2008:

Industry	AAA	AA	A	BBB	BB	B	Total
Financial intermediaries	0%	7%	2%	1%	1%	0%	11%
Telecommunications	0%	0%	5%	4%	0%	1%	10%
Oil and gas	0%	1%	2%	4%	0%	0%	7%
Chemicals and plastics	0%	0%	3%	1%	0%	0%	4%
Insurance	0%	2%	1%	1%	0%	0%	4%
Utilities	0%	0%	4%	0%	0%	0%	4%
Drugs	1%	2%	1%	0%	0%	0%	4%
Monoline insurance	1%	1%	0%	2%	0%	0%	4%
Retailers, except food and drug	0%	0%	2%	2%	0%	0%	4%
Other industry < 4% (32 industries)	2%	4%	25%	16%	1%	0%	48%

Total	4%	17%	45%	31%	2%	1%	100%

Additional Details on our Unrealized Losses on Available-for-Sale Securities

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of June 30, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Media – non-cable	$36	27.9%	$70	36.7%	$34	54.9%
Property and casualty	32	24.8%	50	26.2%	18	29.0%
Non-captive consumer	14	10.8%	20	10.5%	6	9.7%
Financial – other	3	2.3%	5	2.6%	2	3.2%
Consumer cyclical services	2	1.5%	3	1.6%	1	1.6%
Entertainment	24	18.6%	25	13.1%	1	1.6%
Building materials	9	7.0%	9	4.7%	—	0.0%
Collateralized mortgage obligations	6	4.7%	6	3.1%	—	0.0%
ABS	1	0.8%	1	0.5%	—	0.0%
Non-captive diversified	2	1.6%	2	1.0%	—	0.0%

Total	$129	100.0%	$191	100.0%	$62	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Property and casualty	$33	30.5%	$48	35.8%	$15	57.7%
Collateralized mortgage obligations	17	15.7%	25	18.7%	8	30.8%
Commercial mortgage-backed securities	2	1.9%	5	3.7%	3	11.5%
ABS	6	5.6%	6	4.5%	—	0.0%
Non-captive consumer	37	34.3%	37	27.6%	—	0.0%
Banking	8	7.4%	8	6.0%	—	0.0%
Consumer cyclical services	5	4.6%	5	3.7%	—	0.0%

Total	$108	100.0%	$134	100.0%	$26	100.0%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of June 30, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$1,896	6.2%	$2,598	7.7%	$702	22.9%
Banking	3,658	12.0%	4,205	12.5%	547	17.9%
Collateralized mortgage obligations	3,017	9.9%	3,435	10.2%	418	13.6%
Commercial mortgage-backed securities	1,729	5.7%	1,911	5.7%	182	5.9%
Electric	2,528	8.3%	2,630	7.8%	102	3.3%
Property and casualty insurers	819	2.7%	890	2.7%	71	2.3%
Non-captive diversified	343	1.1%	410	1.2%	67	2.2%
Pipelines	1,197	3.9%	1,254	3.7%	57	1.9%
Media – non-cable	581	1.9%	638	1.9%	57	1.9%
Real estate investment trusts	799	2.6%	848	2.5%	49	1.6%
Brokerage	628	2.1%	675	2.0%	47	1.5%
Food and beverage	968	3.2%	1,011	3.0%	43	1.4%
Retailers	493	1.6%	535	1.6%	42	1.4%
Paper	439	1.4%	481	1.4%	42	1.4%
Home construction	271	0.9%	308	0.9%	37	1.2%
Distributors	751	2.5%	783	2.3%	32	1.0%
Non-captive consumer	317	1.0%	349	1.0%	32	1.0%
Gaming	232	0.8%	263	0.8%	31	1.0%
Financial – other	408	1.3%	436	1.3%	28	0.9%
Wirelines	476	1.6%	501	1.5%	25	0.8%
Diversified manufacturing	498	1.6%	523	1.6%	25	0.8%
Metals and mining	435	1.4%	459	1.4%	24	0.8%
Building materials	396	1.3%	418	1.3%	22	0.7%
Transportation services	359	1.2%	380	1.1%	21	0.7%
Sovereigns	331	1.1%	353	1.1%	22	0.7%
Owned no guarantee	250	0.8%	272	0.8%	22	0.7%
Automotive	204	0.7%	224	0.7%	20	0.7%
Entertainment	431	1.4%	450	1.3%	19	0.6%
Life	359	1.2%	376	1.1%	17	0.6%
Non agency	131	0.4%	148	0.5%	17	0.6%
Airlines	82	0.3%	100	0.3%	18	0.6%
Independent	365	1.2%	381	1.1%	16	0.5%
Industrial other	315	1.0%	330	1.0%	15	0.5%
Chemicals	317	1.0%	332	1.0%	15	0.5%
Railroads	243	0.8%	258	0.8%	15	0.5%
Technology	363	1.2%	374	1.1%	11	0.4%
Health insurance	322	1.1%	335	1.0%	13	0.4%
Consumer products	314	1.0%	326	1.0%	12	0.4%
Healthcare	293	1.0%	304	0.9%	11	0.4%
Wireless	206	0.7%	220	0.7%	14	0.4%
Refining	169	0.5%	180	0.6%	11	0.4%
Utility-other	118	0.4%	131	0.4%	13	0.4%
Conventional 30 year	532	1.7%	542	1.6%	10	0.3%
Industries with unrealized losses less than $10	1,916	6.3%	1,985	5.9%	69	2.3%

Total	$30,499	100.0%	$33,562	100.0%	$3,063	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$1,946	9.4%	$2,239	10.2%	$293	24.4%
Banking	3,147	15.0%	3,328	15.1%	181	15.1%
Collateralized mortgage obligations	2,881	13.8%	3,010	13.7%	129	10.8%
Commercial mortgage-backed securities	1,083	5.2%	1,153	5.2%	70	5.8%
Electric	1,406	6.8%	1,440	6.5%	34	2.9%
Property and casualty insurers	494	2.4%	528	2.4%	34	2.8%
Non-captive diversified	314	1.5%	347	1.6%	33	2.7%
Home construction	287	1.4%	319	1.5%	32	2.7%
Media – non-cable	223	1.1%	254	1.2%	31	2.6%
Retailers	443	2.1%	469	2.1%	26	2.2%
Non-captive consumer	258	1.2%	284	1.3%	26	2.2%
Pipelines	593	2.9%	614	2.8%	21	1.7%
Real estate investment trusts	572	2.8%	593	2.7%	21	1.7%
Paper	273	1.3%	291	1.3%	18	1.5%
Financial – other	354	1.7%	371	1.7%	17	1.4%
Brokerage	434	2.1%	449	2.0%	15	1.2%
Gaming	126	0.6%	140	0.6%	14	1.2%
Distributors	429	2.1%	442	2.0%	13	1.1%
Food and beverage	419	2.0%	431	2.0%	12	1.0%
Metals and mining	328	1.6%	338	1.5%	10	0.8%
Building materials	226	1.1%	236	1.1%	10	0.8%
Automotive	184	0.9%	194	0.9%	10	0.8%
Industries with unrealized losses less than $10	4,370	21.0%	4,522	20.6%	152	12.6%

Total	$20,790	100.0%	$21,992	100.0%	$1,202	100.0%

Unrealized Loss on Below-Investment-Grade Available-for-Sale Fixed Maturity Securities

Gross unrealized losses on available-for-sale below-investment-grade fixed maturity securities represented 13.3% and 12.1% of total gross unrealized losses on all available-for-sale securities as of June 30, 2008, and December 31, 2007, respectively. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining 86.7% and 87.9% of the gross unrealized losses as of June 30, 2008, and December 31, 2007, respectively, relate to investment grade available-for-sale securities. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2008.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

Aging Category	Ratio of Amortized Cost to Fair Value	As of June 30, 2008
		Fair Value	Amortized Cost	Unrealized Loss
< or = 90 days	70% to 100%	$669	$698	$29
	40% to 70%	7	11	4
	Below 40%	3	13	10

< or = 90 days total		679	722	43

>90 days but < or = 180 days	70% to 100%	222	239	17
	40% to 70%	7	11	4
	Below 40%	1	3	2

>90 days but < or = 180 days total		230	253	23

>180 days but < or = 270 days	70% to 100%	175	197	22
	40% to 70%	37	63	26

>180 days but < or = 270 days total		212	260	48

>270 days but < or = 1 year	70% to 100%	178	197	19
	40% to 70%	10	18	8
	Below 40%	4	16	12

>270 days but < or = 1 year total		192	231	39

>1 year	70% to 100%	779	883	104
	40% to 70%	62	116	54
	Below 40%	29	125	96

>1 year total		870	1,124	254

Total below-investment-grade		$2,183	$2,590	$407

Aging Category	Ratio of Amortized Cost to Fair Value	As of December 31, 2007
		Fair Value	Amortized Cost	Unrealized Loss
< or = 90 days	70% to 100%	$446	$468	$22
	40% to 70%	—	1	1

< or = 90 days total		446	469	23

>90 days but < or = 180 days	70% to 100%	218	231	13
	40% to 70%	1	1	—

>90 days but < or = 180 days total		219	232	13

>180 days but < or = 270 days	70% to 100%	378	408	30

>180 days but < or = 270 days total		378	408	30

>270 days but < or = 1 year	70% to 100%	121	135	14

>270 days but < or = 1 year total		121	135	14

>1 year	70% to 100%	328	362	34
	40% to 70%	52	84	32

>1 year total		380	446	66

Total below-investment-grade		$1,544	$1,690	$146

Unrealized Loss on Fixed Maturity and Equity Securities Available-for-Sale in Excess of $10 million

As of June 30, 2008, available-for-sale fixed maturity and equity securities with gross unrealized losses greater than $10 million (in millions) were as follows:

	Length of Time in Loss Position	As of June 30, 2008
		Fair Value	Amortized Cost	Unrealized Loss
Investment Grade
Domestic bank and finance	>180 days but < = 270 days	$314	$496	$182
Credit-linked notes	>1 year	89	250	161
Credit-linked notes	>1 year	241	400	159
Credit-linked notes	>1 year	130	200	70
Domestic bank and finance	>1 year	85	107	22
Domestic bank and finance	>1 year	123	143	20
UK bank and finance	>1 year	130	147	17
UK bank and finance	>270 days but < = 1 year	44	60	16
Domestic bank and finance	>180 days but < = 270 days	110	126	16
International bank and finance	>90 days but < or = 180 days	15	30	15
Domestic brokerage	>1 year	95	109	14
International forestry	>1 year	84	98	14
Domestic bank and finance	>1 year	114	127	13
International bank and finance	>1 year	87	99	12
Domestic retailer	>1 year	66	78	12
Domestic bank and finance	>1 year	48	59	11
UK bank and finance	>1 year	100	112	12
Property and casualty insurance	>270 days but < = 1 year	61	72	11
Domestic bank and finance	>1 year	54	65	11
International communications	>1 year	112	122	10
Domestic brokerage	>1 year	138	148	10
Domestic bank and finance	>90 days but < or = 180 days	172	182	10

Total investment grade		$2,412	$3,230	$818

Non Investment Grade
Domestic media company	>1 year	$36	$70	$34
Domestic bank and finance	>180 days but < = 270 days	42	69	27
Domestic entertainment	> 1 year	26	43	17
Domestic homebuilding	> 1 year	79	91	12
Domestic homebuilding	>1 year	41	51	10

Total non investment grade		$224	$324	$100

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

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of June 30, 2008
	Amount	%
Property Type
Office Building	$2,559	33%
Industrial	1,988	26%
Retail	1,852	24%
Apartment	742	10%
Hotel/Motel	297	4%
Mixed Use	132	2%
Other Commercial	108	1%

	$7,678	100%

Geographic Region
New England	$193	2%
Middle Atlantic	512	7%
East North Central	832	11%
West North Central	421	5%
South Atlantic	1,806	24%
East South Central	426	5%
West South Central	680	9%
Mountain	752	10%
Pacific	2,056	27%

	$7,678	100%

	As of June 30, 2008
	Amount	%
State Exposure
CA	$1,614	21%
TX	628	8%
MD	437	6%
FL	339	4%
TN	325	4%
AZ	323	4%
NC	320	4%
VA	319	4%
WA	302	4%
IL	290	4%
PA	261	3%
GA	244	3%
OH	221	3%
NV	211	3%
IN	196	3%
NJ	148	2%
MN	139	2%
SC	136	2%
MA	134	2%
Other states 1% and under	1,091	14%

	$7,678	100%

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans as of June 30 2008, and December 31, 2007. As of June 30, 2008, there were no commercial mortgage loans that were two or more payments delinquent. As of December 31, 2007, we had one commercial mortgage loan that was two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2007, was less than $1 million. See Note 4 for additional detail regarding impaired mortgage loans. See Note 1 in our 2007 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, were as follows:

	As of June 30, 2008	As of December 31, 2007
Individual Markets:
Annuities	$99	$108
Life Insurance	584	528
Employer Markets:
Retirement Products	133	130
Other Operations	17	33

Total alternative investments	$833	$799

Income derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Individual Markets:
Annuities	$—	$11	-100%	$(1)	$15	NM
Life Insurance	14	48	-71%	13	58	-78%
Employer Markets:
Retirement Products	(1)	11	NM	(3)	16	NM
Other Operations	—	—	NM	(1)	1	NM

Total alternative investments (1)	$13	$70	-81%	$8	$90	-91%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The decline in our investment income on alternative investments presented in the table above was due to deterioration of the financial markets during the second quarter of 2008, as compared to exceptionally strong returns in the second quarter of 2007. This weakness was spread across the various categories of investments within our alternative investment portfolio.

As of June 30, 2008, and December 31, 2007, alternative investments include investments in approximately 105 and 102 different partnerships, respectively, that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of June 30, 2008, and December 31, 2007, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $18 million and $21 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Net Investment Income
Fixed maturity available-for-sale securities	$851	$844	1%	$1,709	$1,687	1%
Equity available-for-sale securities	8	12	-33%	17	20	-15%
Trading securities	42	44	-5%	85	90	-6%
Mortgage loans on real estate	119	117	2%	235	233	1%
Real estate	5	12	-58%	12	23	-48%
Standby real estate equity commitments	1	1	0%	2	5	-60%
Policy loans	43	44	-2%	88	87	1%
Invested cash	15	17	-12%	34	36	-6%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	14	16	-13%	19	31	-39%
Alternative investments (2)	13	70	-81%	8	90	-91%
Consent fees	2	1	100%	2	7	-71%
Other investments	(5)	2	NM	(4)	5	NM

Investment income	1,108	1,180	-6%	2,207	2,314	-5%
Investment expense	(31)	(47)	34%	(65)	(91)	29%

Net investment income	$1,077	$1,133	-5%	$2,142	$2,223	-4%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three Months Ended June 30,		Basis Point Change	For the Six Months Ended June 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.87%	5.94%	(7)	5.93%	5.96%	(3)
Commercial mortgage loan prepayment and bond makewhole premiums	0.08%	0.09%	(1)	0.05%	0.09%	(4)
Alternative investments	0.07%	0.40%	(33)	0.02%	0.26%	(24)
Consent fees	0.01%	0.01%	—	0.01%	0.02%	(1)
Standby real estate equity commitments	0.01%	0.01%	—	0.01%	0.01%	—

Net investment income yield on invested assets	6.04%	6.45%	(41)	6.02%	6.34%	(32)

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Average invested assets at amortized cost	$71,267	$70,273	1%	$71,104	$70,150	1%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL and interest-sensitive whole life insurance products. The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable. Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond makewhole premiums, alternative investments and contingent interest and standby real estate equity commitments. These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The decline in net investment income when comparing the first six months of 2008 to the same period in 2007 was largely attributable to a decline in investment income on alternative investments, which had an extraordinarily strong first half of 2007.

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

The decline in prepayment and makewhole premiums when comparing the six months ended June 30, 2008, to 2007 was attributable primarily to the general tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Gain (Loss) Related to Investments

The detail of the realized gain (loss) related to investments (in millions) was as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Fixed maturity available-for-sale securities:
Gross gains	$22	$26	-15%	$31	$82	-62%
Gross losses	(138)	(46)	NM	(238)	(53)	NM
Equity available-for-sale securities:
Gross gains	—	4	-100%	3	6	-50%
Gross losses	(7)	—	NM	(7)	—	NM
Gain on other investments	3	5	-40%	28	1	NM
Associated amortization expense of DAC, VOBA,
DSI and DFEL and changes in other contract holder funds	24	(2)	NM	49	(22)	NM

Total realized gain (loss) on investments, excluding trading securities	(96)	(13)	NM	(134)	14	NM
Gain (loss) on certain derivative instruments	(29)	4	NM	(32)	4	NM

Total realized gain (loss) on investments and certain derivative instruments, excluding trading securities	$(125)	$(9)	NM	$(166)	$18	NM

Write-downs for other-than-temporary impairments included in realized loss on available-for-sale securities above	$(120)	$(30)	NM	$(211)	$(34)	NM

Amortization expense of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized gain (loss) reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments could create volatility in net realized gains (loss). The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During the first six months of 2008 and 2007, respectively, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

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

Details underlying write-downs taken as a result of other-than-temporary impairments (in millions) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change
	2008	2007		2008	2007
Other-Than-Temporary Impairments
Corporate bonds	$37	$29	28%	$127	$33	285%
Asset and mortgage-backed securities:	77	—	NM	78	—	NM

Total fixed maturity securities	114	29	293%	205	33	NM
Equity securities	6	1	NM	6	1	NM

Total other-than-temporary impairments	$120	$30	300%	$211	$34	NM

The $211 million of impairments taken during the first six months of 2008 are split between $155 million of credit related impairments and $56 million on non-credit related impairments. The credit related impairments are largely attributable to our RMBS and mortgage related ABS holdings that have suffered from continued deterioration in housing fundamentals. The non-credit related impairments were incurred due to declines in values of securities for which we are uncertain of our intent to hold until recovery or maturity.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. As of June 30, 2008, the reserves associated with these reinsurance arrangements totaled $1.2 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in Item 1 reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of June 30, 2008 and December 31, 2007, the amounts recoverable from reinsurers were $8.2 billion. We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.3 billion as of June 30, 2008, and December 31, 2007. Swiss Re has funded a trust with a balance of $1.8 billion as of June 30, 2008, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.1 billion, respectively, as of June 30, 2008, related to the business sold to Swiss Re.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $45 million of reinsurance recoverables on certain of this income disability business. We have agreed to arbitrate this dispute with Swiss Re. Although the outcome of the arbitration is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001.

On July 31, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity® Advantage, our rider related to our Individual Market’s variable annuity products. Under the arrangement, Swiss Re provides 50% quota share coinsurance of the lifetime GWB for business written in 2007 and 2008, up to a total of $3.8 billion in rider sales. The sales level covered under this arrangement was achieved in the second quarter of 2008. The arrangement will not be renewed for new business, but this will not affect our ability to continue to write new business.

During the third quarter of 2006, one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $744 million of fixed annuity business that we reinsure with Scottish Re, approximately 76% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $116 million of policy liabilities on the life insurance business that we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these rating downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s rating downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

As of June 30, 2008, we had reinsurance recoverables of $710 million and policy loans of $47 million that were related to the businesses of Jefferson-Pilot that are coinsured with Household International (“HI”) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $451 million and $1.4 billion for the first six months of 2008 and 2007, respectively. The decline in cash provided by operating activities was related primarily to the timing of federal income tax payments. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases and acquisitions.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Year Ended December 31, 2007
	2008	2007	2008	2007
Dividends from Subsidiaries
LNL	$100	$148	$300	$294	$769
First Penn-Pacific	50	150	50	150	150
Lincoln Financial Media	3	5	653	22	86
Delaware Investments	13	15	28	30	55
Other non-regulated companies (1)	—	—	—	—	395
Lincoln UK	24	16	24	32	75
Loan Repayments and Interest from Subsidiary
LNL interest on intercompany notes (2)	19	20	41	41	82

	$209	$354	$1,096	$569	$1,612

Other Cash Flow and Liquidity Items
Net capital received from stock option exercises	$10	$29	$13	$76	$107

(1)	For the year ended December 31, 2007, amount represents a dividend of Bank of America shares to LNC from a subsidiary occurring in September 2007.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. New York, the state of domicile of our other major insurance subsidiary, Lincoln Life & Annuity Company of New York, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

Our insurance subsidiaries have statutory surplus and RBC levels well above current regulatory required levels. As mentioned earlier, more than 76% of our life sales consist of products containing secondary guarantees, which require reserving practices under AG38. Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements. See “Financing Activities” below for additional details. LNC will guarantee that its wholly-owned subsidiary, which reinsures a portion of the XXX reserves, will maintain a minimum level of capital and surplus, as required under the insurance laws of South Carolina, its state of domicile. The surplus maintenance agreement will remain in effect until such time that we securitize the reserves, transfer the business to an unrelated party, sell or dissolve the wholly-owned subsidiary or receive notification from the state insurance department permitting the rescission of the guarantee.

Included in the letters of credit (“LOCs”) issued as of June 30, 2008, reported in the revolving credit facilities table in “Financing Activities,” was approximately $1.2 billion of LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on UL business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products. We are continuing to pursue capital management strategies related to our AG38 reserves involving reinsurance and securitizations. We completed our issuance of $375 million of 6.30% senior notes in the fourth quarter of 2007, which resulted in the release of approximately $300 million of capital previously supporting our UL products with secondary guarantees. See “Results of Other Operations” for additional information. We are targeting another transaction during 2008 that will finance a portion of statutory reserves related to our insurance products with secondary guarantees. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

A new statutory reserving standard (VACARVM) is being developed by the NAIC replacing current statutory reserve practices for variable annuities with guaranteed benefits, such as GWBs. The timing for adoption of VACARVM is anticipated to occur sometime in 2008, to be effective for the year ending 2009. Because the NAIC has not determined the final version of VACARVM, we cannot estimate the ultimate impact that VACARVM will have on our liquidity and capital resources. However, in its current draft form, VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us. We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Risk-Based Capital” in our 2007 Form 10-K.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks.

RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK typically maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the U.K. insurance subsidiaries and cash flow to the holding company. During the first quarter of 2008, Lincoln UK fell below its targeted capital levels due to significant increases in corporate bond spreads and restrictions imposed by the U.K. statutory valuation basis. As a result of falling below targeted capital levels, Lincoln UK did not pay dividends to the holding company. Subsequent to the first quarter, corporate bond spreads have eased, and Lincoln UK paid $24 million in dividends to LNC.

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

Details underlying debt and financing activity (in millions) were as follows:

	For the Six Months Ended June 30, 2008
	Beginning Balance	Issuance	Maturities and Repayments	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Commercial paper	$265	$—	$—	$—	$(65)	$200
Current maturities of long-term debt	285	—	(100)	—	515	700

Total short-term debt	$550	$—	$(100)	$—	$450	$900

Long-Term Debt
Senior notes	$2,892	$—	$—	$(4)	$(512)	$2,376
Junior subordinated debentures issued to affiliated trusts	155	—	—	—	—	155
Capital securities	1,571	—	—	—	—	1,571

Total long-term debt	$4,618	$—	$—	$(4)	$(512)	$4,102

(1)

Other changes includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of June 30, 2008
	Expiration Date	Maximum Available	Loans Outstanding
Revolving Credit Facilities
Five-year revolving credit facility	March 2011	$1,750	$—
Five-year revolving credit facility	February 2011	1,350	—
U.K. revolving credit facility	November 2008	20	—

Total		$3,120	$—

Letters of credit issued			$1,794

During July 2008, LNC borrowed $200 million under a new $200 million borrowing facility. The facility expires, and all outstanding loans under this facility mature, on July 18, 2013. Proceeds from this borrowing were used for general corporate purposes and to repay maturing debt.

The LOCs support inter-company reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the U.S. and, as discussed above, for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of June 30, 2008, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. As of June 30, 2008, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity. See “Part I – Item 1. Business – Ratings” in our 2007 Form 10-K for additional information on our ratings.

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

The holding company had an average loan balance of $97 million from the cash management account during the second quarter of 2008. The holding company had a maximum and minimum amount of financing that is used from the cash management account during this period of $225 million and none, respectively.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of June 30, 2008, our insurance subsidiaries had securities with a carrying value of $602 million out on loan under the securities lending program and $480 million carrying value subject to reverse-repurchase agreements.

LNC has a $1.0 billion commercial paper program that is rated A-1, P-2 and F-1. The commercial paper program is backed by a bank line of credit. During the second quarter of 2008, LNC had an average of $157 million in commercial paper outstanding with a maximum amount of $349 million outstanding at any time. LNC had $200 million of commercial paper outstanding as of June 30, 2008.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders and to repurchase our stock and debt securities.

Return of Capital to Stockholders

One of the holding company’s primary goals is to provide a return to our stockholders. Through dividends and stock repurchases, we have an established record of providing cash returns to our stockholders. In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility. Details underlying this activity (in millions, except per share data) were as follows:

	For the Three Months Ended June 30,		Change	For the Six Months Ended June 30,		Change	For the Year Ended December 31, 2007
	2008	2007		2008	2007
Dividends to stockholders	$107	$108	-1%	$217	$214	1%	$430
Repurchase of common stock (1)	140	—	NM	426	512	-17%	986

Total cash returned to stockholders	$247	$108	129%	$643	$726	-11%	$1,416

Number of shares repurchased	2.631	—	NM	8.081	7.215	12%	15.381
Average price per share	$53.13	$—	NM	$52.66	$70.92	-26%	$64.13

(1)	Includes repurchases that were not settled as of June 30, 2008, of $25 million for both the three and six months ended June 30, 2008.

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

	As of June 30, 2008
	Account Values
	Individual Markets		Employer Markets – Defined Contribution	Total	Percent of Total Account Values
	Annuities	Life Insurance
Excess of Crediting Rates over Contract Minimums
CD and on-benefit type annuities	$10,480	$—	$1,477	$11,957	23.67%
Discretionary rate setting products (1)
No difference	3,237	11,872	7,227	22,336	44.21%
up to .10%	1,603	4,196	—	5,799	11.48%
0.11% to .20%	845	2,662	2	3,509	6.95%
0.21% to .30%	171	202	5	378	0.75%
0.31% to .40%	162	358	1	521	1.03%
0.41% to .50%	55	631	1,266	1,952	3.86%
0.51% to .60%	40	870	83	993	1.97%
0.61% to .70%	274	43	—	317	0.63%
0.71% to .80%	11	3	—	14	0.03%
0.81% to .90%	2	178	—	180	0.36%
0.91% to 1.0%	6	541	156	703	1.39%
1.01% to 1.50%	53	203	29	285	0.56%
1.51% to 2.00%	432	347	176	955	1.89%
2.01% to 2.50%	425	3	—	428	0.85%
2.51% to 3.00%	—	—	12	12	0.02%
3.01% and above	—	—	178	178	0.35%

Total discretionary rate setting products	7,316	22,109	9,135	38,560	76.33%

Total account values	$17,796	$22,109	$10,612	$50,517	100.00%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

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

Derivatives

We have entered into derivative transactions to reduce our exposure to rapid changes in interest rates. The derivative programs are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are changing. Such derivatives include interest rate swaps, interest rate futures, interest rate caps and treasury locks. During the first six months of 2008, the more significant changes in our derivative positions were as follows:

•

Interest rate swap agreements hedging floating rate bond coupon payments with a notional amount of $400 million matured or terminated, resulting in a remaining notional amount of $635 million. A loss of $6 million was recognized on the terminations. We also entered into $2 billion notional amount of interest rate swap agreements hedging a portion of the liability exposure on certain options in our variable annuity products, resulting in a total notional amount of $6.7 billion. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return;

•

Interest rate swap agreements hedging fixed rate bond coupon payments with a notional amount of $6 million terminated, resulting in a remaining notional amount of $298 million. A loss of less than $1 million was recognized on the terminations. These interest rate swap agreements are used to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate;

•

Interest rate cap agreements with a notional amount of $450 million matured, resulting in a remaining notional amount of $3.7 billion. These interest rate cap agreements are used to hedge our annuity business against a negative impact of a significant and sustained rise in interest rates; and

•

We entered into and terminated forward-starting interest rate swap agreements with a notional amount of $230 million and $230 million, respectively, resulting in a remaining notional amount of $50 million. These swaps are used to hedge interest rate risk associated with assets that support our annuity liabilities. A loss of $3 million was recognized on certain terminations and was reported in other comprehensive income (“OCI”). The loss will be reclassified from accumulated OCI recognized in income over the life of the purchased assets. A loss of $1 million was recognized on other terminations and was recorded in net income as benefits.

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

During the first six months of 2008, a significant change in our foreign currency derivative positions was as follows:

•

We entered into and terminated foreign exchange forward contracts with a notional amount of $48 million and $48 million, respectively, resulting in no remaining notional amount. These contracts are hedging dividends received from our Lincoln UK subsidiary. A loss of less than $1 million was recognized on the terminations.

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”) and deferred front-end sales loads (“DFEL”). However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related fees we earn on those assets.

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

Derivatives Hedging Equity Market Risk

During the first six months of 2008, the more significant changes in our derivative positions hedging equity market risk were as follows:

•

We had less than one million call options on an equal number of shares of Lincoln National Corporation (“LNC”) stock hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock;

•

We entered into and terminated variance swaps used to hedge the liability exposure on certain options in variable annuity products with a notional amount of $25 million and $2 million, respectively, resulting in a remaining notional amount of $29 million;

•

We entered into Standard & Poor’s (“S&P”) 500 Index® call options with a notional amount of $1.2 billion, call options with a notional amount of $1 billion expired, resulting in a remaining notional amount of $3 billion to hedge the impact of the equity-index interest credited to our equity annuity products;

•

We entered into and terminated put option agreements with a notional amount of $825 million and $400 million, respectively, resulting in a remaining notional amount of $4.5 billion to hedge a portion of the liability exposure on certain options in our variable annuity products; and

•

We had net purchases and terminations in financial futures with a notional amount of $1 billion, resulting in a remaining notional amount of $1.6 billion to hedge a portion of the liability exposure on certain options in variable annuity products.

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

Segment	Relevant Measure	Impact per 1% Change	Impact per 10% Change
Investment Management	Composite of Equity Assets (1)	$1	$14

Individual Markets – Annuities	Average daily change in the S&P 500	3	38

Employer Markets – Defined Contribution	Average daily change in the S&P 500	1	12

Lincoln UK	Average daily change in the FTSE 100	—	4

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

Default Risk

Our portfolio of invested assets was $70.2 billion and $71.9 billion as of June 30, 2008, and December 31, 2007, respectively. Of this total, $44.5 billion and $46.1 billion consist of corporate bonds and $7.7 billion and $7.4 billion consist of commercial mortgages as of June 30, 2008, and December 31, 2007, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives

We use various credit-related derivatives to minimize exposure to various credit-related risks. We use credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer. A default event is defined as bankruptcy, failure to pay or obligation acceleration. As of June 30, 2008, and December 31, 2007, we had no purchased credit default swaps outstanding.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a default event by the bond issuer. As of June 30, 2008, and December 31, 2007, we had credit default swaps with a notional amount of $82 million and $60 million, which expire in 2010 through 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2008 (dollars in millions, except per share data):

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
4/1/08 – 4/30/08	19,491	$51.50	—	$1,377.9
5/1/08 – 5/31/08	1,813,049	54.69	1,800,000	1,279.5
6/1/08 – 6/30/08	831,379	49.67	831,200	1,238.2

(1)

Of the total number of shares purchased, 13,049 shares were received in connection with the exercise of stock options and related taxes and 19,670 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended June 30, 2008, there were 2,631,200 shares purchased as part of publicly announced plans or programs.

(2)

On February 23, 2007, our Board approved a $2 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion. As of June 30, 2008, our security repurchase authorization was $1.2 billion. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. The shares repurchased in connection with the awards described in footnote (1) are not included in our security repurchase.

(3)	As of the last day of the applicable month.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our 2008 annual meeting of shareholders was held on May 8, 2008.

(b)	Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to the management nominees. Four nominees were elected to serve as directors for three-year terms expiring at the 2011 Annual Meeting or until their successors are duly elected and qualified.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Item 1 – Election of Directors

Nominee	Votes Cast For	Votes Withheld
J. Patrick Barrett	221,141,596	11,240,704
Dennis R. Glass	222,230,537	10,151,763
Michael F. Mee	210,607,716	21,774,584
David A. Stonecipher	221,435,175	10,947,125

Item 2 – To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008.

For	Against	Abstain	Broker Non-Votes
221,628,582	7,520,921	3,232,796	—

Item 5.	Other Information

(1) On August 6, 2008, the Compensation Committee of the Board of Directors approved amendments to the Lincoln National Corporation Executives’ Severance Benefit Plan (as amended and restated), or the Plan, to reduce the change of control benefit period from three years to two years. Therefore, a change of control benefit under the Plan, as amended, can only be triggered within two years of a change of control (as defined under the Plan) instead of the current three years. In addition, the Committee made other immaterial changes to the Plan, including changes necessary to bring the Plan into documentary compliance with the American Jobs Creation Act of 2004 and to eliminate references to frozen, terminated or expired plans. The Plan covers all of our executive officers and other designated employees.

The above description is a summary and is qualified in its entirety by the Plan document, which is attached hereto as Exhibit 10.3 and incorporated by reference herein.

(2) The Employment Agreement, dated December 6, 2003, as amended, between Dennis R. Glass, our President and CEO and us (as successor to Jefferson-Pilot Corporation), terminated by its own terms on March 1, 2008. However, under Section 5.1 of the Employment Agreement, we were obligated to provide a non-qualified defined benefit pension to Mr. Glass upon his retirement. Assuming a lump-sum payment under Section 5.1 of the Employment Agreement payable at age 65, the present value of the difference between that amount and the projected vested value at age 65 of our contributions to Mr. Glass’s supplemental retirement benefit under the Lincoln National Corporation Deferred Compensation & Supplemental/Excess Retirement Plan (“DC SERP”) was estimated to be $1,620,000 based upon various actuarial assumptions. On August 6, 2008, the Compensation Committee approved a $1,620,000 contribution to Mr. Glass’s Shortfall Balance Account under the DC SERP in consideration of Mr. Glass agreeing to terminate our obligation under Section 5.1 of the Agreement. All amounts, including the contribution above described, in Mr. Glass’s Shortfall Balance Account are approximately 21% vested as of the date of this report. The remaining balance will vest ratably and will be 100% vested on the first day of the month after Mr. Glass reaches age 62.

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
Douglas N. Miller Vice President and Chief Accounting Officer

Date: August 8, 2008

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2008

10.1	Form of Restricted Stock Unit Award Agreement under the LNC Incentive Plan, adopted May 2008, is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 6, 2008.

10.2	Agreement, Waiver and General Release between Elizabeth L. Reeves and LNC is filed herewith.

10.3	Amended and Restated Lincoln National Corporation Executives’ Severance Benefit Plan (effective August 7, 2008) is filed herewith.

12.1	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1