Form 10-Q
period 2008-09-30
LINCOLN NATIONAL CORP
filed 2008-11-10
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2008, there were 255,881,396 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2008 – $56,211; 2007 – $56,069)	$51,931	$56,276
Equity (cost: 2008 – $612; 2007 – $548)	493	518
Trading securities	2,393	2,730
Mortgage loans on real estate	7,688	7,423
Real estate	127	258
Policy loans	2,870	2,885
Derivative investments	1,262	807
Other investments	1,193	1,075

Total investments	67,957	71,972
Cash and invested cash	2,160	1,665
Deferred acquisition costs and value of business acquired	11,652	9,580
Premiums and fees receivable	463	401
Accrued investment income	921	843
Reinsurance recoverables	8,222	8,187
Goodwill	4,041	4,144
Other assets	2,884	3,530
Separate account assets	74,971	91,113

Total assets	$173,271	$191,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$16,281	$16,007
Other contract holder funds	60,678	59,640
Short-term debt	635	550
Long-term debt	4,569	4,618
Reinsurance related derivative liability	(9)	220
Funds withheld reinsurance liabilities	2,062	2,117
Deferred gain on indemnity reinsurance	639	696
Payables for collateral under securities loaned and derivatives	1,668	1,135
Other liabilities	2,277	3,621
Separate account liabilities	74,971	91,113

Total liabilities	163,771	179,717

Contingencies and Commitments (See Note 10)
Stockholders’ Equity
Series A preferred stock – 10,000,000 shares authorized	—	—
Common stock – 800,000,000 shares authorized; 255,841,633 and 264,233,303 shares issued and outstanding as of September 30, 2008, and December 31, 2007, respectively	7,006	7,200
Retained earnings	4,304	4,293
Accumulated other comprehensive income (loss)	(1,810)	225

Total stockholders’ equity	9,500	11,718

Total liabilities and stockholders’ equity	$173,271	$191,435

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues
Insurance premiums	$533	$491	$1,572	$1,439
Insurance fees	791	836	2,446	2,342
Investment advisory fees	68	89	220	272
Net investment income	1,089	1,062	3,231	3,285
Realized loss	(204)	(65)	(347)	(24)
Amortization of deferred gain on business sold through reinsurance	19	19	57	65
Other revenues and fees	140	169	431	514

Total revenues	2,436	2,601	7,610	7,893

Benefits and Expenses
Interest credited	625	611	1,849	1,817
Benefits	836	623	2,199	1,866
Underwriting, acquisition, insurance and other expenses	754	850	2,408	2,475
Interest and debt expense	69	69	209	204
Impairment of intangibles	—	—	175	—

Total benefits and expenses	2,284	2,153	6,840	6,362

Income from continuing operations before taxes	152	448	770	1,531
Federal income taxes	3	125	203	450

Income from continuing operations	149	323	567	1,081
Income (loss) from discontinued operations, net of federal incomes taxes	(1)	7	(5)	21

Net income	$148	$330	$562	$1,102

Earnings Per Common Share – Basic
Income from continuing operations	$0.58	$1.20	$2.20	$3.98
Income (loss) from discontinued operations	—	0.02	(0.02)	0.08

Net income	$0.58	$1.22	$2.18	$4.06

Earnings Per Common Share – Diluted
Income from continuing operations	$0.58	$1.19	$2.18	$3.93
Income (loss) from discontinued operations	—	0.02	(0.02)	0.07

Net income	$0.58	$1.21	$2.16	$4.00

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Series A Preferred Stock
Balance at beginning-of-year	$—	$1

Balance at end-of-period	—	1

Common Stock
Balance at beginning-of-year	7,200	7,449
Issued for acquisition	—	20
Stock compensation	51	113
Deferred compensation payable in stock	4	5
Retirement of common stock/cancellation of shares	(249)	(278)

Balance at end-of-period	7,006	7,309

Retained Earnings
Balance at beginning-of-year	4,293	4,138
Cumulative effect of adoption of SOP 05-1	—	(41)
Cumulative effect of adoption of FIN 48	—	(15)
Cumulative effect of adoption of EITF 06-10	(4)	—
Comprehensive income (loss)	(1,473)	686
Less other comprehensive loss, net of tax	(2,035)	(416)

Net income	562	1,102
Retirement of common stock	(227)	(408)
Dividends declared: Common (2008 – $1.245; 2007 – $1.185)	(320)	(320)

Balance at end-of-period	4,304	4,456

Net Unrealized Gain on Available-for-Sale Securities
Balance at beginning-of-year	86	493
Change during the period	(1,990)	(437)

Balance at end-of-period	(1,904)	56

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	53	39
Change during the period	1	(7)

Balance at end-of-period	54	32

Foreign Currency Translation Adjustment
Balance at beginning-of-year	175	165
Change during the period	(54)	29

Balance at end-of-period	121	194

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(89)	(84)
Change during the period	8	(1)

Balance at end-of-period	(81)	(85)

Total stockholders’ equity at end-of-period	$9,500	$11,963

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities
Net income	$562	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front end loads deferrals and interest, net of amortization	(838)	(907)
Trading securities purchases, sales and maturities, net	141	319
Change in premiums and fees receivable	47	1
Change in accrued investment income	(78)	(50)
Change in future contract benefits	159	113
Change in other contract holder funds	548	1,033
Change in funds withheld reinsurance liability and reinsurance recoverables	(57)	(125)
Change in federal income tax accruals	(228)	358
Realized loss	347	24
Loss on disposal of discontinued operations	13	—
Impairment of intangibles	175	—
Amortization of deferred gain on business sold through reinsurance	(57)	(65)
Stock-based compensation expense	23	39
Other	54	288

Net adjustments	249	1,028

Net cash provided by operating activities	811	2,130

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(5,578)	(10,740)
Sales of available-for-sale securities	1,803	6,456
Maturities of available-for-sale securities	2,978	3,162
Purchases of other investments	(1,848)	(1,849)
Sales or maturities of other investments	1,383	1,617
Increase (decrease) in payables for collateral under securities loaned and derivatives	533	(184)
Proceeds from sale of subsidiaries/businesses and disposal of discontinued operations	645	—
Other	(90)	(75)

Net cash used in investing activities	(174)	(1,613)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(285)	(653)
Issuance of long-term debt	450	1,050
Issuance (decrease) in commercial paper	(145)	226
Deposits of fixed account values, including the fixed portion of variable	7,366	7,030
Withdrawals of fixed account values, including the fixed portion of variable	(4,373)	(5,805)
Transfers to and from separate accounts, net	(1,838)	(1,732)
Payment of funding agreements	(550)	—
Common stock issued for benefit plans and excess tax benefits	32	81
Repurchase of common stock	(476)	(686)
Dividends paid to stockholders	(323)	(323)

Net cash used in financing activities	(142)	(812)

Net increase (decrease) in cash and invested cash	495	(295)
Cash and invested cash at beginning-of-year	1,665	1,621

Cash and invested cash at end-of-period	$2,160	$1,326

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance and investment management businesses through six business segments, see Note 17. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, term life insurance, mutual funds and managed accounts.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. These reclassifications have no effect on net income or stockholders’ equity of the prior periods.

We have reclassified the results of certain derivatives and embedded derivatives to realized loss, which were previously reported within insurance fees, net investment income, interest credited or benefits. The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in future contract benefits (previously reported within benefits) have also been reclassified to realized loss.

The detail of the reclassifications from what was previously reported in prior period financial statements (in millions) was as follows:

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Realized loss, as previously reported	$(37)	$(15)
Effect of reclassifications to:
Insurance fees	16	47
Net investment income	5	41
Interest credited	(15)	(44)
Benefits	(55)	(57)
Underwriting, acquisition, insurance and other expenses	21	4

Realized loss, as adjusted	$(65)	$(24)

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

We have certain guaranteed benefit features within our annuity products that, prior to January 1, 2008, were recorded using fair value pricing. These benefits will continue to be measured on a fair value basis with the adoption of SFAS 157, utilizing Level 3 inputs and some Level 2 inputs, which are reflective of the hypothetical market participant perspective for fair value measurement, including liquidity assumptions and assumptions regarding the Company’s own credit or non-performance risk. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs and the effects of the measurements on earnings. See Note 16 for additional information.

We adopted SFAS 157 effective January 1, 2008, by recording increases (decreases) to the following categories (in millions) on our consolidated financial statements:

Assets
DAC	$13
VOBA	(8)
Other assets – DSI	2

Total assets	$7

Liabilities
Future Contract Benefits:
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

FASB Staff Position No. FAS 157-3 – Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an illustrative example of key considerations to analyze in determining fair value of a financial asset when the market for the asset is not active. During times when there is little market activity for a financial asset, the objective of fair value measurement remains the same, that is, to value the asset at the price that would be received by the holder of the financial asset in an orderly transaction (exit price) that is not a forced liquidation or distressed sale at the measurement date. Determining fair value of a financial asset during a period of market inactivity may require the use of significant judgment and an evaluation of the facts and circumstances to determine if transactions for a financial asset represent a forced liquidation or distressed sale. An entity’s own assumptions regarding future cash flows and risk-adjusted discount rates for financial assets are acceptable when relevant observable inputs are not available. FSP 157-3 was effective on October 10, 2008, and for all prior periods for which financial statements have not been issued. Any changes in valuation techniques resulting from the adoption of FSP 157-3 shall be accounted for as a change in accounting estimated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” We adopted the guidance in FSP 157-3 in our financial statements for the reporting period ending September 30, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows an entity to make an irrevocable election, on specific election dates, to measure eligible items at fair value. The election to measure an item at fair value may be determined on an instrument by instrument basis, with certain exceptions. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. In addition, the presentation and disclosure requirements of SFAS 159 are designed to assist in the comparison between entities that select different measurement attributes for similar types of assets and liabilities. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. At the effective date, the fair value option may be elected for eligible items that exist on that date. Effective January 1, 2008, we elected not to adopt the fair value option for any financial assets or liabilities that existed as of that date.

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

FSP FAS No. 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which applies to recognized intangible assets accounted for under the guidance in SFAS 142. When developing renewal or extension assumptions in determining the useful life of recognized intangible assets, FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements. Absent the historical experience, an entity should use the assumptions a market participant would make when renewing and extending the intangible asset consistent with the highest and best use of the asset by market participants. In addition, FSP 142-3 requires financial statement disclosure regarding the extent to which expected future cash flows associated with the asset are affected by an entity’s intent and/or ability to renew or extend an arrangement. FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption prohibited. FSP 142-3 should be applied prospectively to determine the useful life of a recognized intangible asset acquired after the effective date. In addition, FSP 142-3 requires prospective application of the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date. We will adopt FSP 142-3 on January 1, 2009, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

SFAS No. 163 – Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”), which applies to financial guarantee insurance and reinsurance contracts not accounted for as derivative instruments, and issued by entities within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 changes current accounting practice related to the recognition and measurement of premium revenue and claim liabilities such that premium revenue recognition is linked to the amount of insurance protection and the period in which it is provided, and a claim liability is recognized when it is expected that a claim loss will exceed the unearned premium revenue. In addition, SFAS 163 expands disclosure requirements to include information related to the premium revenue and claim liabilities, as well as information related to the risk-management activities used to evaluate credit deterioration in insured financial obligations. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years; early application is not permitted. However, the disclosure requirements related to risk-management activities are effective in the first period (including interim periods) beginning after May 2008. Since we do not hold a significant amount of financial guarantee insurance and reinsurance contracts, no additional disclosures have been made and we expect the adoption of SFAS 163 will not be material to our consolidated financial condition or results of operations.

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

FSP FAS No. 133-1 and FIN 45-4 – Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends the disclosure requirements of SFAS 133 to require the seller of credit derivatives, including hybrid financial instruments with embedded credit derivatives, to disclose additional information regarding, among other things, the nature of the credit derivative, information regarding the facts and circumstances that may require performance or payment under the credit derivative, and the nature of any recourse provisions the seller can use for recovery of payments made under the credit derivative. In addition, FSP 133-1 amends the disclosure requirements in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to require additional disclosure about the payment/performance risk of a guarantee. Finally, FSP 133-1 clarifies the intent of the FASB regarding the effective date of SFAS 161. The provisions of FSP 133-1 related to SFAS 133 and FIN 45 are effective for annual and interim reporting periods ending after November 15, 2008, with comparative disclosures required only for those periods ending subsequent to initial adoption. The clarification of the effective date of SFAS 161 was effective upon the issuance of FSP 133-1, and will not impact the effective date of SFAS 161 in our financial statements.

We will adopt FSP 133-1 on December 31, 2008, at which time we will include these required enhanced disclosures related to credit derivatives and guarantees in the notes to the consolidated financial statements.

3. Dispositions

Discontinued Media Operations

During the fourth quarter of 2007, we entered into definitive agreements to sell our television broadcasting, Charlotte radio and sports programming businesses. These businesses were acquired as part of the Jefferson-Pilot merger on April 3, 2006. The sports programming sale closed on November 30, 2007, the Charlotte radio broadcasting sale closed on January 31, 2008, and the television broadcasting sale closed on March 31, 2008. Accordingly, in the periods prior to the closings, the assets and liabilities of these businesses were reclassified as held-for-sale and were reported within other assets and other liabilities on our Consolidated Balance Sheets. The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of September 30, 2008	As of December 31, 2007
Goodwill	$—	$340
Specifically identifiable intangible assets	—	266
Other	—	146

Total assets held-for-sale	$—	$752

Liabilities held-for-sale	$—	$354

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income, and the amounts (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$—	$33	$22	$104

Income from discontinued operations before disposal, before federal income taxes	$—	$10	$8	$32
Federal income taxes	—	3	3	11

Income from discontinued operations before disposal	—	7	5	21

Disposal
Loss on disposal, before federal income taxes	—	—	(13)	—
Federal income tax expense (benefit)	1	—	(3)	—

Loss on disposal	(1)	—	(10)	—

Income (loss) from discontinued operations	$(1)	$7	$(5)	$21

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

During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax loss of $2 million on our Consolidated Statements of Income as a result of the goodwill we attributed to this business. During the three and nine months ended September 30, 2008, we recorded an after-tax gain of $1 million and $4 million, respectively, on our Consolidated Statements of Income in realized loss related to this transaction.

4. Investments

Available-for-Sale Securities

The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities (in millions) were as follows:

	As of September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Corporate bonds	$43,461	$425	$3,866	$40,020
U.S. Government bonds	200	17	—	217
Foreign government bonds	784	30	28	786
Mortgage-backed securities:
Mortgage pass-through securities	2,021	25	27	2,019
Collateralized mortgage obligations	6,896	46	618	6,324
Commercial mortgage-backed securities	2,588	10	279	2,319
State and municipal bonds	130	2	2	130
Redeemable preferred stocks	131	1	16	116

Total fixed maturity securities	56,211	556	4,836	51,931
Equity securities	612	9	128	493

Total available-for-sale securities	$56,823	$565	$4,964	$52,424

	As of December 31, 2007
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Corporate bonds	$43,973	$1,120	$945	$44,148
U.S. Government bonds	205	17	—	222
Foreign government bonds	979	67	9	1,037
Mortgage-backed securities:
Mortgage pass-through securities	1,226	24	4	1,246
Collateralized mortgage obligations	6,721	78	130	6,669
Commercial mortgage-backed securities	2,711	49	70	2,690
State and municipal bonds	151	2	—	153
Redeemable preferred stocks	103	9	1	111

Total fixed maturity securities	56,069	1,366	1,159	56,276
Equity securities	548	13	43	518

Total available-for-sale securities	$56,617	$1,379	$1,202	$56,794

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities (in millions) were as follows:

	As of September 30, 2008
	Amortized Cost	Fair Value
Due in one year or less	$1,992	$1,984
Due after one year through five years	12,940	12,632
Due after five years through ten years	15,018	13,593
Due after ten years	14,756	13,060

Subtotal	44,706	41,269
Mortgage-backed securities	11,505	10,662

Total fixed maturity available-for-sale securities	$56,211	$51,931

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of available-for-sale securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2008
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$22,046	$1,943	$6,384	$1,923	$28,430	$3,866
U.S. Government bonds	12	—	—	—	12	—
Foreign government bonds	236	11	95	17	331	28
Mortgage-backed securities:
Mortgage pass-through securities	521	16	62	11	583	27
Collateralized mortgage obligations	2,425	231	930	387	3,355	618
Commercial mortgage-backed securities	1,222	81	652	198	1,874	279
State and municipal bonds	43	2	4	—	47	2
Redeemable preferred stocks	78	16	—	—	78	16

Total fixed maturity securities	26,583	2,300	8,127	2,536	34,710	4,836
Equity securities	420	126	12	2	432	128

Total available-for-sale securities	$27,003	$2,426	$8,139	$2,538	$35,142	$4,964

Total number of securities in an unrealized loss position						3,911

	As of December 31, 2007
	Less Than Or Equal to Twelve Months		Greater Than Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$11,540	$679	$4,467	$266	$16,007	$945
U.S. Government bonds	—	—	3	—	3	—
Foreign government bonds	95	4	51	4	146	8
Mortgage-backed securities:
Mortgage pass-through securities	32	1	193	4	225	5
Collateralized mortgage obligations	1,742	101	1,116	29	2,858	130
Commercial mortgage-backed securities	520	47	562	23	1,082	70
State and municipal bonds	29	—	17	—	46	—
Redeemable preferred stocks	13	1	—	—	13	1

Total fixed maturity securities	13,971	833	6,409	326	20,380	1,159
Equity securities	402	42	8	1	410	43

Total available-for-sale securities	$14,373	$875	$6,417	$327	$20,790	$1,202

Total number of securities in an unrealized loss position						2,441

We had perpetual preferred securities in unrealized loss positions as of September 30, 2008, and December 31, 2007, which are included in the corporate bonds and redeemable preferred stock line items above. As of September 30, 2008, and December 31, 2007, our amortized cost of perpetual preferred securities reported in corporate bonds was $1.3 billion and $1.4 billion, respectively, and the fair value was $1.1 billion and $1.3 billion, respectively.

The fair value, gross unrealized losses (in millions) and number of available-for-sale securities where the fair value had declined below amortized cost by greater than 20%, were as follows:

	As of September 30, 2008
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$640	$302	131
Six months or greater, but less than nine months	711	299	108
Nine months or greater, but less than twelve months	667	300	73
Twelve months or greater	2,733	1,827	490

Total available-for-sale securities	$4,751	$2,728	802

	As of December 31, 2007
	Fair Value	Gross Unrealized Losses	Number of Securities
Less than six months	$136	$49	22
Six months or greater, but less than nine months	427	138	32
Nine months or greater, but less than twelve months	364	110	17
Twelve months or greater	183	81	60

Total available-for-sale securities	$1,110	$378	131

As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, the cause of the $3.8 billion increase in our gross available-for-sale securities unrealized losses for the nine months ended September 30, 2008, was attributable primarily to the combination of reduced liquidity in all market segments and deterioration in credit fundamentals. We believe that the securities in an unrealized loss position as of September 30, 2008, were not other-than-temporarily impaired due to our ability and intent to hold for a period of time sufficient for recovery.

Trading Securities

Trading securities at fair value retained in connection with modified coinsurance and coinsurance with funds withheld reinsurance arrangements (in millions) consisted of the following:

	As of September 30, 2008	As of December 31, 2007
Corporate bonds	$1,690	$1,999
U.S. Government bonds	383	367
Foreign government bonds	39	46
Mortgage-backed securities:
Mortgage pass-through securities	32	22
Collateralized mortgage obligations	129	160
Commercial mortgage-backed securities	92	107
State and municipal bonds	17	19
Redeemable preferred stocks	9	8

Total fixed maturity securities	2,391	2,728
Equity securities	2	2

Total trading securities	$2,393	$2,730

The portion of trading losses that relate to trading securities still held as of September 30, 2008, was $187 million for the third quarter of 2008.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate. The commercial loans are geographically diversified throughout the United States with the largest concentrations in California and Texas, which accounted for approximately 29% of mortgage loans as of September 30, 2008.

Net Investment Income

The major categories of net investment income (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Fixed maturity available-for-sale securities	$856	$856	$2,569	$2,543
Equity available-for-sale securities	7	10	24	31
Trading securities	41	44	126	134
Mortgage loans on real estate	121	123	371	385
Real estate	6	16	20	43
Policy loans	46	43	134	130
Invested cash	12	14	46	52
Alternative investments	27	—	36	90
Other investments	2	5	(1)	17

Investment income	1,118	1,111	3,325	3,425
Investment expense	(29)	(49)	(94)	(140)

Net investment income	$1,089	$1,062	$3,231	$3,285

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Fixed maturity available-for-sale securities:
Gross gains	$27	$26	$58	$108
Gross losses	(380)	(44)	(618)	(97)
Equity available-for-sale securities:
Gross gains	1	1	4	7
Gross losses	(26)	—	(33)	—
Gain (loss) on other investments	(1)	6	27	7
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities	95	(14)	144	(36)

Total realized loss on investments, excluding trading securities	(284)	(25)	(418)	(11)
Loss on certain derivative instruments	(30)	(11)	(62)	(7)
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	—	1	—	—

Total realized loss on investments and certain derivative instruments, excluding trading securities	$(314)	$(35)	$(480)	$(18)

Write-downs for other-than-temporary impairments included in realized loss on available-for-sale securities above	$(312)	$(34)	$(523)	$(68)

See Note 12 for a comprehensive listing of realized loss.

Securities Lending

The carrying values of securities pledged under securities lending agreements were $463 million and $655 million as of September 30, 2008, and December 31, 2007, respectively. The fair values of these securities were $435 million and $634 million as of September 30, 2008, and December 31, 2007, respectively.

Reverse Repurchase Agreements

The carrying values of securities pledged under reverse repurchase agreements were $280 million and $480 million as of September 30, 2008, and December 31, 2007, respectively. The fair values of these securities were $293 million and $502 million as of September 30, 2008, and December 31, 2007, respectively.

Investment Commitments

As of September 30, 2008, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $1.1 billion, which includes $314 million of standby commitments to purchase real estate upon completion and leasing.

Concentrations of Financial Instruments

As of September 30, 2008, and December 31, 2007, we did not have a significant concentration of financial instruments in a single investee, industry or geographic region of the U.S.

Credit-Linked Notes

As of September 30, 2008, and December 31, 2007, other contract holder funds on our Consolidated Balance Sheets included $600 million and $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively. LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies. One of the credit linked notes totaling $250 million was paid off at par in September and as a result, the related structure, including the $250 million funding agreement, was terminated. The two remaining credit-linked notes are asset-backed securities, classified as corporate bonds in the tables above and are reported as fixed maturity securities on our Consolidated Balance Sheets. An additional $300 million funding agreement was assumed as a result of the merger of Jefferson-Pilot, but was not invested into credit-linked notes. This $300 million funding agreement matured on June 2, 2008.

We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreement. Our credit-linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. The high quality asset in these transactions is a AAA-rated asset-backed security secured by a pool of credit card receivables.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments. To date, there has been one default in the underlying collateral pool of the $400 million credit-linked note and two defaults in the underlying collateral pool of the $200 million credit-linked note. There has been no event of default on the credit-linked notes themselves, and we feel the remaining subordination is sufficient to absorb future initial credit losses. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of September 30, 2008.

As in the general markets, spreads on these transactions have widened, causing unrealized losses. We had unrealized losses of $421 million on the $600 million in credit-linked notes as of September 30, 2008 and $190 million on the $850 million in credit-linked notes as of December 31, 2007. As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, we believe that these securities were not other-than-temporarily impaired as of September 30, 2008, and December 31, 2007.

The following summarizes information regarding our investments in these securities (dollars in millions):

	Amount and Date of Issuance
	$400 December 2006	$200 April 2007
Amount of subordination (1)	$1,944	$296
Maturity	12/20/16	3/20/17
Current rating of tranche (1)	A+	Baa2
Number of entities (1)	124	98
Number of countries (1)	20	21

(1)	As of September 30, 2008

5. DAC, VOBA, DSI and DFEL

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between the estimates of future gross profits used in the prior quarter and the emergence of actual and updated estimates of future gross profits in the current quarter (“retrospective unlocking”). In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees. These assumptions include investment margins, mortality, retention and rider utilization. Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”). We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees. The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the emerging experience period-over-period, while prospective unlocking is driven by changes in assumptions or projection models related to estimated future gross profits.

Changes in DAC (in millions) were as follows:

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning-of-year	$6,510	$5,116
Cumulative effect of adoption of Statement of Position (“SOP”) 05-1 (“SOP 05-1”)	—	(31)
Deferrals	1,354	1,469
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	24	35
Prospective unlocking – model refinements	44	(56)
Retrospective unlocking	(69)	46
Other amortization, net of interest	(585)	(600)
Adjustment related to realized gains on available-for-sale securities and derivatives	(16)	(10)
Adjustment related to unrealized losses on available-for-sale securities and derivatives	715	184
Foreign currency translation adjustment	(51)	23

Balance at end-of-period	$7,926	$6,176

Changes in VOBA (in millions) were as follows:

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning-of-year	$3,070	$3,304
Cumulative effect of adoption of SOP 05-1	—	(35)
Business acquired	—	14
Deferrals	32	35
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	26	14
Prospective unlocking – model refinements	(15)	(7)
Retrospective unlocking	(21)	16
Other amortization, net of interest	(288)	(348)
Accretion of interest	100	108
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	53	(6)
Adjustment related to unrealized losses on available-for-sale securities and derivatives	796	53
Foreign currency translation adjustment	(27)	13

Balance at end-of-period	$3,726	$3,161

Changes in DSI (in millions) were as follows:

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning-of-year	$279	$194
Cumulative effect of adoption of SOP 05-1	—	(3)
Deferrals	77	81
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	—	2
Prospective unlocking – model refinements	—	(1)
Retrospective unlocking	(2)	2
Other amortization, net of interest	(21)	(25)
Adjustment related to realized gains on available-for-sale securities and derivatives	(5)	(1)

Balance at end-of-period	$328	$249

Changes in DFEL (in millions) were as follows:

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning-of-year	$1,183	$977
Cumulative effect of adoption of SOP 05-1	—	(2)
Deferrals	316	300
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	5	4
Prospective unlocking – model refinements	25	(34)
Retrospective unlocking	(29)	10
Other amortization, net of interest	(135)	(144)
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	(2)	—
Foreign currency translation adjustment	(38)	17

Balance at end-of-period	$1,325	$1,128

6. Goodwill and Specifically Identifiable Intangibles

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Nine Months Ended September 30, 2008
	Balance At Beginning- of-Year	Purchase Accounting Adjustments	Impairment	Foreign Currency Translation Adjustment	Balance At End- of-Period
Retirement Solutions:
Annuities	$1,046	$(6)	$—	$—	$1,040
Defined Contribution	20	—	—	—	20
Insurance Solutions:
Life Insurance	2,201	(11)	—	—	2,190
Group Protection	274	—	—	—	274
Investment Management	247	1	—	—	248
Lincoln UK	17	—	—	(2)	15
Other Operations	339	(2)	(83)	—	254

Total goodwill	$4,144	$(18)	$(83)	$(2)	$4,041

The purchase accounting adjustments above relate to income tax deductions recognized when stock options attributable to mergers were exercised or the release of unrecognized tax benefits acquired through mergers.

As a result of declines in current and forecasted advertising revenue for the entire radio market, we updated our intangible impairment review in the second quarter of 2008, which was outside of our annual process normally completed as of October 1 each year. This impairment test showed the implied fair value of our remaining radio properties were lower than their carrying amounts, therefore we recorded non-cash impairments of goodwill (set forth above) and specifically identifiable intangible (set forth below), based upon the guidance of SFAS 142. The impairment of goodwill did not have any offsetting tax benefit; therefore, our effective tax rate for the nine months ended September 30, 2008, was elevated over the corresponding period in 2007.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of September 30, 2008		As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Insurance Solutions – Life Insurance:
Sales force	$100	$10	$100	$7
Retirement Solutions – Defined Contribution:
Mutual fund contract rights (1)	3	—	3	—
Investment Management:
Client lists	92	92	92	90
Other (1)	5	—	3	—
Other Operations:
FCC licenses (1) (2)	292	—	384	—
Other	4	3	4	3

Total	$496	$105	$586	$100

(1)	No amortization recorded as the intangible asset has indefinite life.
(2)	We recorded FCC licenses impairment of $90 million during the second quarter of 2008, as discussed above.

See Note 3 for goodwill and specifically identifiable intangibles included within discontinued operations.

7. Guaranteed Benefit Features

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of guaranteed death benefit (“GDB”), guaranteed withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) features. The GDB features include those where we contractually guarantee to the contract holder either: return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary (“anniversary contract value”).

These guarantees are considered embedded derivatives and are recorded in future contract benefits on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. Effective January 1, 2008, we adopted SFAS 157, which affected the valuation of our embedded derivatives. See Note 2 of this report for details on the adoption of SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. The net impact of these changes is reported as guaranteed living benefit (“GLB”), which is a component of realized loss discussed in Note 12.

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of September 30, 2008	As of December 31, 2007
Return of Net Deposits
Variable annuity account value	$39,646	$44,833
Net amount at risk (1)	2,503	93
Average attained age of contract holders	56 years	55 years
Minimum Return
Variable annuity account value	$256	$355
Net amount at risk (1)	72	25
Average attained age of contract holders	68 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Variable annuity account value	$20,794	$25,537
Net amount at risk (1)	4,821	359
Average attained age of contract holders	65 years	64 years

(1)

Represents the amount of death benefit in excess of the current account balance at the end-of-period. The increase in net amount of risk when comparing September 30, 2008, to December 31, 2007, was attributed primarily to the decline in equity markets and associated reduction in the account values.

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

	For the Nine Months Ended September 30,
	2008	2007
Balance at beginning-of-year	$38	$23
Cumulative effect of adoption of SOP 05-1	—	(4)
Changes in reserves	87	17
Benefits paid	(22)	(4)

Balance at end-of-period	$103	$32

The changes to the benefit reserves amounts above are reflected in benefits on our Consolidated Statements of Income.

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of September 30, 2008	As of December 31, 2007
Asset Type
Domestic equity	$32,578	$44,982
International equity	9,974	8,076
Bonds	9,559	8,034
Money market	4,849	6,545

Total	$56,960	$67,637

Percent of total variable annuity separate account values	98%	97%

8. Other Contract Holder Funds

Details of other contract holder funds (in millions) were as follows:

	As of September 30, 2008	As of December 31, 2007
Account values and other contract holder funds	$58,632	$57,698
Deferred front-end loads	1,325	1,183
Contract holder dividends payable	499	524
Premium deposit funds	129	140
Undistributed earnings on participating business	93	95

Total other contract holder funds	$60,678	$59,640

9. Federal Income Taxes

The effective tax rate was 2% and 28% for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 26% and 29%, respectively. Differences in the effective rates and the U.S. statutory rate of 35% in 2008 were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items. For information about the unfavorable impact to our effective tax rate for the nine months ended September 30, 2008, due from impairment of goodwill, see Note 6.

Federal income tax expense for the third quarter and first nine months of 2008 included a reduction of $34 million related to favorable adjustments from the 2007 tax return, filed in the third quarter of 2008, primarily relating to the separate account DRD, foreign tax credits and other tax preference items. Federal income tax expense for the third quarter and first nine months of 2007 included a reduction of $13 million related to favorable adjustments from the 2006 tax return, filed in the third quarter of 2007, relating to the separate account DRD, foreign tax credits and other tax preference items.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling that purports, among other things, to modify the calculation of the separate account DRD received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007, ruling and announced a new regulation project on the issue. The current separate account DRD lowered the effective tax rate by approximately 15% and 5% for the three months ended September 30, 2008 and 2007, respectively, and 9% and 4% for the nine months ended September 30, 2008 and 2007, respectively. The separate account deduction for dividends was relatively flat compared to prior quarters; however, its impact to the effective tax rate was the result of lower pre-tax income for the three months ended September 30, 2008.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. As of September 30, 2008, we believed that it was more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

As of September 30, 2008, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2007. We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of none to $12 million.

We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

In the normal course of business, we are subject to examination by taxing authorities throughout the U.S. and the U.K. At any given time, we may be under examination by state, local or non-U.S. income tax authorities. During the third quarter of 2008, the IRS completed its examination for the tax years 2003 and 2004 resulting in a proposed assessment. We believe a portion of the assessment is inconsistent with existing law and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such appeals would be material to our consolidated results of operations or financial condition.

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

11. Stockholders’ Equity and Shares

Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Series A Preferred Stock
Balance at beginning-of-period	11,662	12,361	11,960	12,706
Conversion into common stock	(100)	(155)	(398)	(500)

Balance at end-of-period	11,562	12,206	11,562	12,206

Common Stock
Balance at beginning-of-period	256,801,622	271,441,613	264,233,303	275,752,668
Conversion of Series A preferred stock	1,600	2,480	6,368	8,000
Stock compensation (1)	96,454	774,931	775,676	3,610,276
Deferred compensation payable in stock	18,465	35,149	85,544	104,310
Retirement of common stock by repurchase/cancellation of shares	(1,076,508)	(3,096,069)	(9,259,258)	(10,317,150)

Balance at end-of-period	255,841,633	269,158,104	255,841,633	269,158,104

Common stock at end-of-period:
Assuming conversion of preferred stock	256,026,625	269,353,400	256,026,625	269,353,400
Diluted basis	256,908,832	271,722,491	256,908,832	271,722,491

(1)	Amount includes non stock option awards issued, including issuances for benefit plans and stock options exercised.

Earnings Per Share

The income used in the calculation of our diluted earnings per share (“EPS”) is our income from continuing operations and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of $1 million for the nine months ended September 30, 2008 and 2007 and less than $1 million for the three months ended September 30, 2008 and 2007. A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from discontinued operations per share was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted-average shares, as used in basic calculation	255,865,067	269,395,799	258,192,178	271,597,197
Shares to cover conversion of preferred stock	185,672	196,509	187,101	198,811
Shares to cover non-vested stock	315,939	361,084	276,132	621,802
Average stock options outstanding during the period	6,241,386	12,182,185	8,478,357	13,270,967
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(6,240,810)	(10,811,052)	(8,392,562)	(11,352,163)
Shares repurchasable from measured but unrecognized stock option expense	(2,279)	(168,157)	(57,531)	(227,169)
Average deferred compensation shares	1,280,279	1,331,319	1,278,454	1,328,341

Weighted-average shares, as used in diluted calculation	257,645,254	272,487,687	259,962,129	275,437,786

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

12. Realized Loss

Details underlying realized loss (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Total realized loss on investments and certain derivative instruments, excluding trading securities (1)	$(314)	$(35)	$(480)	$(18)
Gain (loss) on certain reinsurance derivative/trading securities (2)	(2)	(1)	—	3
Indexed annuity net derivative results (3):
Gross	8	(13)	19	(2)
Associated amortization expense of DAC, VOBA, DSI and DFEL	(5)	7	(10)	1
Guaranteed living benefits (4):
Gross	159	(37)	196	(6)
Associated amortization expense of DAC, VOBA, DSI and DFEL	(59)	15	(85)	—
Guaranteed death benefits (5):
Gross	8	(2)	10	(3)
Associated amortization expense of DAC, VOBA, DSI and DFEL	(1)	1	(3)	1
Gain on sale of subsidiaries/businesses	2	—	6	—

Total realized loss	$(204)	$(65)	$(347)	$(24)

(1)	See Note 4 “Realized Loss Related to Investments” for detail.
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

(3)

Represents the net difference between the change in the fair value of the Standard & Poor’s (“S&P”) 500 Index® call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and 157. The nine months ended September 30, 2008, includes a $10 million gain from the initial impact of adopting SFAS 157.

(4)

Represents the net difference in the change in fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge, including the cost of purchasing the hedging instruments. The nine months ended September 30, 2008, includes a $34 million loss from the initial impact of adopting SFAS 157.

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

13. Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Commissions	$495	$542	$1,486	$1,592
General and administrative expenses	416	438	1,260	1,300
DAC and VOBA deferrals and interest, net of amortization	(245)	(228)	(602)	(712)
Other intangibles amortization	1	3	5	8
Media expenses	14	13	45	43
Taxes, licenses and fees	60	52	170	169
Merger-related expenses	13	30	44	75

Total	$754	$850	$2,408	$2,475

14. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans

The components of net defined benefit pension plan and postretirement benefit plan expense (in millions) were as follows:

	For the Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans
Service cost	$—	$9	$1	$—
Interest cost	15	14	2	2
Expected return on plan assets	(19)	(19)	—	(1)
Amortization of prior service cost	—	1	—	—
Recognized net actuarial gain	1	—	—	—

Net periodic benefit expense (recovery)	$(3)	$5	$3	$1

Non-U.S. Plans
Service cost	$—	$—
Interest cost	5	5
Expected return on plan assets	(5)	(5)
Recognized net actuarial loss	1	1

Net periodic benefit expense	$1	$1

	For the Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
U.S. Plans
Service cost	$1	$25	$2	$2
Interest cost	46	44	6	6
Expected return on plan assets	(58)	(59)	(1)	(2)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	3	—	(1)	(1)

Net periodic benefit expense (recovery)	$(8)	$10	$6	$5

Non-U.S. Plans
Service cost	$2	$1
Interest cost	15	14
Expected return on plan assets	(16)	(15)
Recognized net actuarial loss	2	3

Net periodic benefit expense	$3	$3

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

15. Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents and directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. Delaware Investments U.S., Inc. (“DIUS”) has a separate stock-based incentive compensation plan, which has DIUS stock underlying the awards.

In the first quarter of 2008, a performance period from 2008-2010 was approved for our executive officers by the Compensation Committee. Executive officers participating in this performance period received one-half of their award in 10-year LNC or DIUS restricted stock units, with the remainder of the award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. DIUS restricted stock units granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS. Depending on the performance, the actual amount of performance shares could range from zero to 200% of the granted amount. Under the 2008-2010 plan, a total of 1,564,800 LNC stock options were granted; 2,726 DIUS restricted stock units were granted; and 218,308 LNC performance shares were granted during the nine months ended September 30, 2008.

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the three and nine months ended September 30, 2008, and were as follows:

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008
Awards
10-year LNC stock options	—	14,326
Non-employee director stock options	—	60,489
Non-employee agent stock options	210	197,323
Restricted stock	1,732	165,129
Stock appreciation rights	—	234,800

16. Financial Instruments Carried at Fair Value

See “Fair Value of Financial Instruments” in Note 19 to the consolidated financial statements in our 2007 Form 10-K and SFAS No. 157 – Fair Value Measurements in Note 2 above for discussions of the methodologies and assumptions used to determine the fair value of our financial instruments.

The following table summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the SFAS 157 fair value hierarchy levels described in Note 2. We did not have any assets or liabilities measured at fair value on a non-recurring basis during the third quarter of 2008 or as of September 30, 2008.

	As of September 30, 2008
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Investments:
Available-for-sale securities:
Fixed maturities	$238	$47,877	$3,816	$51,931
Equity	52	337	104	493
Trading securities	3	2,293	97	2,393
Derivative instruments	—	161	1,101	1,262
Cash and invested cash	—	2,160	—	2,160
Separate account assets	—	74,971	—	74,971

Total assets	$293	$127,799	$5,118	$133,210

Liabilities
Future Contract Benefits:
Remaining guaranteed interest and similar contracts	$—	$—	$(265)	$(265)
Embedded derivative instruments – living benefits liabilities	—	—	(564)	(564)
Reinsurance related derivative liability	—	9	—	9

Total liabilities	$—	$9	$(829)	$(820)

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

	For the Three Months Ended September 30, 2008
	Beginning Fair Value	Items Included in Net Income	Gains (Losses) in OCI	Sales, Issuances, Maturities, Settlements, Calls, Net	Transfers In or Out of Level 3, Net (1)	Ending Fair Value
Investments:
Available-for-sale securities:
Fixed maturities	$4,231	$(25)	$(206)	$(90)	$(94)	$3,816
Equity	146	(23)	(38)	19	—	104
Trading securities	101	(2)	—	(5)	3	97
Derivative instruments	866	127	6	102	—	1,101
Future Contract Benefits:
Remaining guaranteed interest and similar contracts	(298)	23	—	10	—	(265)
Embedded derivative instruments – living benefits liabilities	(335)	(190)	—	(39)	—	(564)

Total, net	$4,711	$(90)	$(238)	$(3)	$(91)	$4,289

	For the Nine Months Ended September 30, 2008
	Beginning Fair Value	Items Included in Net Income	Gains (Losses) in OCI	Sales, Issuances, Maturities, Settlements, Calls, Net	Transfers In or Out of Level 3, Net (1)	Ending Fair Value
Investments:
Available-for-sale securities:
Fixed maturities	$4,420	$(44)	$(646)	$(55)	$141	$3,816
Equity	54	(30)	(6)	86	—	104
Trading securities	112	(11)		(12)	8	97
Derivative instruments	767	118	13	203	—	1,101
Future Contract Benefits:
Remaining guaranteed interest and similar contracts	(389)	34	—	90	—	(265)
Embedded derivative instruments – living benefits liabilities	(279)	(177)	—	(108)	—	(564)

Total, net	$4,685	$(110)	$(639)	$204	$149	$4,289

(1)

Transfers in or out of level 3 for available-for-sale and trading securities are displayed at amortized cost at the beginning of the period. For available-for-sale and trading securities, the difference between beginning of period amortized cost and beginning of period fair value was included in other comprehensive income (“OCI”) and earnings, respectively, in prior periods.

The following tables provide the components of the items included in net income, excluding any impact of amortization on DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported in the table above:

	For the Three Months Ended September 30, 2008
	(Amortization) Accretion, Net	Other- Than- Temporary Impairment	Gains (Losses) from Sales, Maturities, Settlements, Calls	Unrealized Holding Gains (Losses)(3)	Total
Investments:
Available-for-sale securities:
Fixed maturities (1)	$1	$(29)	$3	$—	$(25)
Equity	—	(24)	1	—	(23)
Trading securities (1)	1	(2)	—	(1)	(2)
Derivative instruments (2)	—	—	(15)	142	127
Future Contract Benefits:
Remaining guaranteed interest and similar contracts (2)	—	—	5	18	23
Embedded derivative instruments – living benefits liabilities (2)	—	—	1	(191)	(190)

Total, net	$2	$(55)	$(5)	$(32)	$(90)

	For the Nine Months Ended September 30, 2008
	(Amortization) Accretion, Net	Other- Than- Temporary Impairment	Gains (Losses) from Sales, Maturities, Settlements, Calls	Unrealized Holding Gains (Losses)(3)	Total
Investments:
Available-for-sale securities:
Fixed maturities (1)	$2	$(52)	$6	$—	$(44)
Equity	—	(31)	1	—	(30)
Trading securities (1)	2	(8)	—	(5)	(11)
Derivative instruments (2)	—	—	(61)	179	118
Future Contract Benefits:
Remaining guaranteed interest and similar contracts (2)	—	—	14	20	34
Embedded derivative instruments – living benefits liabilities (2)	—	—	5	(182)	(177)

Total, net	$4	$(91)	$(35)	$12	$(110)

(1)

Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income. All other amounts are included in realized loss on our Consolidated Statements of Income.

(2)	All amounts are included in realized loss on our Consolidated Statements of Income.
(3)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of September 30, 2008.

The fair value of available-for-sale fixed maturity securities (in millions) classified within level 3 of the fair value hierarchy was as follows:

	As of September 30, 2008
	Fair Value	% of Total Fair Value
Corporate bonds	$2,330	61.1%
Asset-backed securities	483	12.7%
Commercial mortgage-backed securities	356	9.3%
Collateralized mortgage obligations	182	4.8%
Mortgage pass-through securities	25	0.7%
Municipals	118	3.1%
Government and government agencies	272	7.1%
Redeemable preferred stock	50	1.3%

Total available-for-sale fixed maturity securities	$3,816	100.0%

	As of December 31, 2007
	Fair Value	% of Total Fair Value
Corporate bonds	$2,143	48.5%
Asset-backed securities	1,113	25.2%
Commercial mortgage-backed securities	395	8.9%
Collateralized mortgage obligations	296	6.7%
Mortgage pass-through securities	31	0.7%
Municipals	139	3.1%
Government and government agencies	272	6.2%
Redeemable preferred stock	31	0.7%

Total available-for-sale fixed maturity securities	$4,420	100.0%

17. Segment Information

On July 21, 2008, we announced the realignment of our segments under our former Employer Markets and Individual Markets operating businesses into two new operating businesses – Retirement Solutions and Insurance Solutions. We believe the new structure more closely aligns with consumer needs and should lead to more coordinated product development and greater effectiveness across the enterprise. The segment changes are in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reflect the manner in which we are organized for purposes of making operating decisions and assessing performance. Accordingly, we have restated results from prior periods in a consistent manner with our realigned segments.

Under our newly realigned segments, we will report the results of the Executive Benefits business, which as of June 30, 2008, was part of the Retirement Products segment, in the Life Insurance segment. We do not view these changes to our segment reporting as material to our consolidated financial statements.

We provide products and services in four operating businesses and report results through six segments as follows:

Business	Corresponding Segments

Retirement Solutions	Annuities
Defined Contribution (formerly Retirement Products)

Insurance Solutions	Life Insurance (including Executive Benefits business)
Group Protection

Investment Management	Investment Management

Lincoln UK	Lincoln UK

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Other Operations also includes our run-off Institutional Pension business, which was previously reported in Employer Markets – Retirement Products and the results of our remaining media businesses.

Beginning with the quarter ended June 30, 2008, we changed our definitions of segment operating revenues and income from operations to better reflect: the underlying economics of our variable and indexed annuities that employ derivative instruments to hedge policy benefits and the manner in which management evaluates that business. Our change in the definition of income from operations is primarily the result of our adoption of SFAS 157 during the first quarter of 2008. See Note 2. Under SFAS 157, we are required to measure the fair value of these annuities from an “exit value” perspective, (i.e., what a market participant or willing buyer would charge to assume the liability). We, therefore, must include margins that a market participant buyer would require as well as a factor for non-performance risk related to our credit risk. We do not believe that these factors relate to the economics of the underlying business and do not reflect the manner in which management evaluates the business. The items that are now excluded from our operating results that were previously included are as follows: GLB net derivatives results; indexed annuity forward-starting option; and GDB derivatives results. See Note 12 for more information about these items.

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

Segment information (in millions) was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$675	$647	$1,916	$1,861
Defined Contribution	241	243	718	742

Total Retirement Solutions	916	890	2,634	2,603

Insurance Solutions:
Life Insurance	1,072	1,056	3,210	3,121
Group Protection	403	368	1,227	1,119

Total Insurance Solutions	1,475	1,424	4,437	4,240

Investment Management (1)	110	150	354	451
Lincoln UK (2)	80	89	263	272
Other Operations	111	113	341	345
Excluded realized loss, pre-tax	(256)	(66)	(421)	(27)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	—	1	2	9

Total revenues	$2,436	$2,601	$7,610	$7,893

(1)

Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $21 million and $23 million for the three months ended September 30, 2008 and 2007, respectively, and $61 million and $67 million for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Revenues from our Lincoln UK segment represent our revenues from a foreign country.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income
Income (loss) from operations:
Retirement Solutions:
Annuities	$131	$126	$365	$366
Defined Contribution	42	41	124	138

Total Retirement Solutions	173	167	489	504

Insurance Solutions:
Life Insurance	137	182	458	548
Group Protection	27	33	86	85

Total Insurance Solutions	164	215	544	633

Investment Management	5	22	32	49
Lincoln UK	12	10	41	33
Other Operations	(39)	(49)	(127)	(115)
Excluded realized loss, after-tax	(166)	(42)	(274)	(16)
Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	—	—	1	(7)
Impairment of intangibles, after-tax	—	—	(139)	—

Income from continuing operations, after-tax	149	323	567	1,081
Income (loss) from discontinued operations, after-tax	(1)	7	(5)	21

Net income	$148	$330	$562	$1,102

18. Supplemental Disclosures of Cash Flow and Fair Value of Financial Instruments Information

The following summarizes our supplemental cash flow data (in millions):

	For the Nine Months Ended September 30,
	2008	2007
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$—	$86
Fair value of common stock issued and stock options recognized	—	(20)
Cash paid for common shares	—	(1)

Liabilities assumed	—	65
Business dispositions:
Assets disposed (includes cash and invested cash)	(732)	—
Liabilities disposed	126	—
Cash received	647	—

Realized gain on disposal	41	—
Estimated gain on net assets held-for-sale in prior periods	(54)

Loss on discontinued operations in current period	$(13)	$—

Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses, reported as gain on sale of subsidiaries/businesses	$6	$—

The carrying values and estimated fair values of our debt financial instruments (in millions) were as follows:

	As of September 30, 2008		As of December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term debt	$(635)	$(600)	$(550)	$(550)
Long-term debt	(4,569)	(3,930)	(4,618)	(4,511)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company,” which also may be referred to as “we,” “our” or “us”) as of September 30, 2008, compared with December 31, 2007, and the results of operations of LNC for the three and nine months ended September 30, 2008, as compared with the corresponding periods in 2007. The MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements” and our Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”, as well as “Part II – Item 1A. Risk Factors” below.

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

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenues and income (loss) from operations by segment in Note 17. Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

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

We believe that our new definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business. See “Realized Loss” below for more information about these items.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•

Continued deterioration in general economic and business conditions, both domestic and foreign, that may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding and investment results;

•

Continued economic declines and credit market illiquidity could cause us to realize additional impairments on investments and certain intangible assets including a valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

•	Uncertainty about the effectiveness of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions;

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

•	Loss of key management, portfolio managers in the Investment Management segment, financial planners or wholesalers.

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

On July 21, 2008, we announced the realignment of our segments under our former Employer Markets and Individual Markets businesses into two new businesses – Retirement Solutions and Insurance Solutions. We believe the new structure more closely aligns with consumer needs and should lead to more coordinated product development and greater effectiveness across the enterprise. The only change to our segment reporting is reporting the results of the Executive Benefits business, which as of June 30, 2008, was part of the Retirement Products segment, in the Life Insurance segment. Accordingly, beginning in the third quarter of 2008, we provide products and services in four operating business and report results through six segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities

Defined Contribution (formerly Retirement Products)

Insurance Solutions	Life Insurance (including Executive Benefits business)
Group Protection

Investment Management	Investment Management

Lincoln UK	Lincoln UK

These changes to the Retirement Products and the Life Insurance segments are in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reflect the manner in which we are organized for purposes of making operating decisions and assessing performance. Our segment results are reported under this new structure beginning in the third quarter of 2008, and we have restated results from prior periods in a consistent manner. We view the changes to the existing segments as immaterial.

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Other Operations also includes our run-off Institutional Pension business, which was previously reported in Employer Markets – Retirement Products and the results of our remaining media businesses.

Current Market Conditions

During the first nine months of the year, the capital markets continued to experience high volatility that affected both equity market returns and interest rates. In addition, credit spreads widened across asset classes and reduced liquidity in the credit markets. Earnings for the remainder of 2008 will continue to be unfavorably impacted by the significant decline in the equity markets during the first nine months of 2008. Due to these challenges, the capital markets had a significant effect on our segment operating income and consolidated net income for the three and nine months ended September 30, 2008. Furthermore, although the fourth quarter is normally the strongest in terms of sales for our Life Insurance segment, we expect that those results will be muted in the fourth quarter. The markets impact primarily the following areas:

Earnings from Assets Under Management

Our asset-gathering segments: Retirement Solutions – Annuities; Retirement Solutions – Defined Contribution; and Investment Management; are sensitive to the equity markets. We discuss the earnings impact of the equity markets on account values, assets under management and the related asset-based fees below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.” From the end of 2007 to September 30, 2008, the daily average value of the Standard & Poor’s (“S&P”) 500 Index® decreased 10%. Solely as a result of the equity markets, our assets under management as of September 30, 2008, were down $30.1 billion from the end of the prior year. Strong deposits over the last year have only helped to partially offset this impact for the three and nine months ended September 30, 2008, compared to the same periods in 2007.

We have continued to experience unfavorable equity markets as the October 2008 daily average of the S&P 500 Index® declined 17% from its value as of September 30, 2008, resulting in an approximate $18 billion decline in our assets under management. We expect our income from operations to be negatively impacted in our asset-gathering businesses from lower asset-based earnings and expect our net flows in these businesses to continue to be pressured from these unfavorable equity market conditions.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists mostly of hedge funds and various limited partnership investments, to perform in line relative to our long-term expectations, but we expect these assets to under-perform, going forward, in the short term. This impact was primarily in our Insurance Solutions – Life Insurance, Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments. See “Consolidated Investments – Alternative Investments” for additional information on our investment portfolio.

Variable Annuity Living Benefit Hedge Program Results

We offer variable annuity products with living benefit guarantees. These guarantees are considered embedded derivatives and are recorded on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. Effective January 1, 2008, we adopted SFAS 157, which affected the valuation of our embedded derivatives. See Note 2 of this report for details on the adoption of SFAS 157. As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. For the three and nine months ended September 30, 2008, the market conditions noted above negatively affected the net result of the change in the fair value of the living benefit embedded derivative, excluding the effect of a change in our non-performance risk factor, and the change in fair value of the hedging derivatives. The change in our non-performance risk factor used in the calculation of the embedded derivative liability had a favorable effect resulting in an overall positive outcome. These results are excluded from operating revenues and income (loss) from operations.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses of $314 million and $480 million for the three and nine months ended September 30, 2008, which included gross write-downs of securities for other-than-temporary impairments of $312 million and $523 million, respectively. Widening spreads was the primary cause of an increase in gross unrealized losses of $3.7 billion on investments in our general account for the nine months ended September 30, 2008, for our available-for-sale fixed maturity securities. These unrealized losses were concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets have resulted in a decline in asset values as investors shift their investments to safer government securities, such as U.S. Treasuries.

The effect of the negative equity markets on our assets under management in the first nine months of 2008 will continue to dampen our earnings throughout 2008 even if, for the remainder of the year, the equity market returns are consistent with our long-term assumptions. Accordingly, we may continue to report lower asset-based fees relative to expectations or prior periods. The volatility and uncertainty in the capital markets will also likely result in lower than expected returns in the short term on alternative investments. In addition, continued weakness in the economic environment could lead to increased credit defaults, resulting in additional write-downs of securities for other-than-temporary impairments.

In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Capital Preservation

On October 10, 2008, the Board of Directors approved a decrease in the quarterly dividend to stockholders from $0.415 per share to $0.21 per share effective in 2009, which is expected to add approximately $50 million to capital each quarter. Additionally, we have suspended further stock repurchase activity. Both of these changes will favorably impact our capital position prospectively.

Emergency Economic Stabilization Act of 2008

In reaction to the credit market illiquidity and global financial crisis experienced during September and October of 2008, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008, in an effort to restore liquidity to the U.S. credit markets. The EESA defines financial institutions to include insurance companies. The EESA contains the Troubled Assets Relief Program (“TARP”). The TARP authorized the U.S. Treasury to purchase “troubled assets” (as defined in the TARP) from financial institutions, including insurance companies. Pursuant to the authority granted under the TARP, the U.S. Treasury also adopted the Capital Purchase Program. Under the Capital Purchase Program, as currently adopted, bank and thrift holding companies may apply to the U.S. Treasury for the direct sale of preferred stock and warrants to the U.S. Treasury. It remains unclear at this point, if and when the EESA will restore sustained liquidity and confidence in the markets and its affect on the fair value of our invested assets.

Strategic and Operational Review

Product development and strong distribution are important to our ability to meet the challenges of the competitive marketplace. In the third quarter of 2008, our Insurance Solutions – Life Insurance segment launched Lincoln AssetEdgeSM VUL, a variable life insurance product offering clients the ability to align their portfolio to match investment goals, while retaining the flexibility to change allocations as needs change. In February 2008, our Retirement Solutions – Annuities segment launched a new guaranteed withdrawal benefit (“GWB”), Lincoln Lifetime IncomeSM Advantage, which includes features such as: a reduced minimum age for lifetime income eligibility; a 5% benefit enhancement in each year an owner does not take a withdrawal; a health care benefit; and a guaranteed minimum accumulation benefit. Within the mid-sized market of our Retirement Solutions – Defined Contribution segment, in the first quarter we launched our Lincoln SmartFutureSM retirement program to fill the gap between our Alliance program and our group variable annuities.

In the third quarter we launched our new LINCOLN DIRECTORSM product that offers more than 80 investment options and will be positioned as our primary product in the micro-to small 401(k) plan marketplace. This product includes fiduciary support for plan sponsors, accumulation strategies and tools for plan participants and will also offer our patented distribution option, i4LIFE® Advantage.

In terms of increasing our distribution breadth, we launched variable annuity products into three large banks during the first nine months of 2008. In support of these and other activities, Lincoln Financial Distributors (“LFD”) increased the number of wholesalers by 13% since the end of 2007.

Challenges and Outlook

For the remainder of 2008, we expect major challenges to include:

•

Continuation of volatility in the equity markets and hedge breakage, as the October 2008 daily average of the S&P 500 Index® declined 17% from its value as of September 30, 2008, causing continued variable account value erosion;

•	Continuation of illiquid credit markets and impact on spreads and on other-than-temporary impairments;

•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;

•	Continuation of challenges in the economy, including the potential for a recession;

•	Achieving success in our portfolio of products, marketplace acceptance of new variable annuity features and maintaining management and wholesalers that will help maintain our competitive position; and

•	Continuation of focus by the government on tax reform including potential changes in company dividends-received deduction (“DRD”) calculations, which may impact our products and overall earnings.

In the face of these challenges, we expect to focus on the following throughout the remainder of 2008:

•

Continue near term product development in our manufacturing units and future product development initiatives in our Retirement Income Security Venture unit related to the evolving retirement income security marketplace;

•

Engage in cost reduction initiatives and further embed financial and execution discipline throughout our operations by using technology and making other investments to improve operating effectiveness and lower unit costs; and

•

Substantially complete the remaining platform and system consolidations necessary to achieve the final portion of integration cost saves as well as prepare us for more effective customer interaction in the future.

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

Adoption of SFAS No. 157 – Fair Value Measurements

We adopted SFAS 157 for all our financial instruments effective January 1, 2008. For detailed discussions of the methodologies and assumptions used to determine the fair value of our financial instruments and a summary of our financial instruments carried at fair value as of September 30, 2008, see Notes 2 and 16 of this report and Notes 1 and 19 to the consolidated financial statements in our 2007 Form 10-K.

The adoption of SFAS 157 decreased income from continuing operations by $16 million. The impact to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income from operations of our segments. For a detailed description of the impact of adoption on our consolidated financial statements, see Note 2.

We did not make any material changes to valuation techniques or models used to determine the fair value of our assets and liabilities carried at fair value during the three and nine months ended September 30, 2008, subsequent to the adoption of SFAS 157. As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.

Our investment securities are valued using market inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators and industry and economic events are monitored, and further market data is acquired if certain triggers are met. Credit risk is also incorporated and considered in the valuation of our investment securities as we incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity. The credit rating is based upon internal and external analysis of the issuer’s financial strength. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker/dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers as well as observations of general market movements for those asset classes. The broker/dealer quotes are non-binding. Our broker-quoted only securities are generally classified as Level 3 in the SFAS 157 hierarchy.

It is possible that different valuation techniques and models, other than those described above, could produce materially different estimates of fair values.

The following summarizes our financial instruments carried at fair value by pricing source and SFAS 157 hierarchy level (in millions):

	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
Priced by third party pricing services	$293	$43,861	$—	$44,154
Priced by independent broker quotations	—	—	2,528	2,528
Priced by matrices	—	6,807	—	6,807
Priced by other methods (1)	—	—	2,590	2,590
Cash and invested cash (2)	—	2,160	—	2,160

Total	$293	$52,828	$5,118	$58,239

Percent of total	1%	90%	9%	100%

(1)	Represents primarily securities for which pricing models were used to compute the fair values.
(2)	Valued primarily at amortized cost, which approximates fair value.

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

The adoption of SFAS 157 increased our exposure to earnings volatility from period to period due primarily to the inclusion of the non-performance risk into the calculation of the GLB embedded derivative liability. For additional information, see our discussion in “Realized Loss” below and “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

The following summarizes the percentages of our financial instruments carried at fair value on a recurring basis by the SFAS 157 hierarchy levels:

	As of September 30, 2008
	Level 1	Level 2	Level 3	Total Fair Value
Assets	1%	90%	9%	100%
Liabilities	0%	0%	100%	100%

Note: The percentages above are calculated excluding separate account assets.

Changes of our financial instruments carried at fair value and classified within level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in our portfolio mix and increases and decreases in fair values as a result of those classifications. During the three and nine months ended September 30, 2008, there were no material changes in financial instruments classified as level 3 of the fair value hierarchy. For further detail, see Note 16.

See “Consolidated Investments” below for a summary of our investments in available-for-sale securities backed by pools of residential mortgages.

DAC, VOBA, DSI and DFEL

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between the estimates of future gross profits used in the prior quarter and the emergence of actual and updated estimates of future gross profits in the current quarter (“retrospective unlocking”). In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees. These assumptions include investment margins, mortality, retention and rider utilization. Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”). We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees. The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the emerging experience period-over-period, while prospective unlocking is driven by changes in assumptions or projection models related to estimated future gross profits.

In discussing our results of operations below in this MD&A, we refer to favorable and unfavorable unlocking. With respect to DAC, VOBA and DSI, favorable unlocking refers to a decrease in the amortization expense in the period, whereas unfavorable unlocking refers to an increase in the amortization expense in the period. With respect to DFEL, favorable unlocking refers to an increase in the amortization expense in the period, whereas unfavorable unlocking refers to a decrease in the amortization expense in the period. With respect to the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees, favorable unlocking refers to a decrease in the change in reserves in the period, whereas unfavorable unlocking refers to an increase in the change in reserves in the period.

Details underlying the increase to income from continuing operations from our prospective unlocking (in millions) were as follows:

	For the Three Months Ended September 30,
	2008	2007
Insurance fees:
Retirement Solutions – Annuities	$(1)	$(1)
Insurance Solutions – Life Insurance	(28)	26
Lincoln UK	(1)	5

Total insurance fees	(30)	30

Realized gain (loss):
Indexed annuity forward-starting option	—	1
GLB	48	2

Total realized gain (loss)	48	3

Total revenues	18	33

Interest credited:
Retirement Solutions – Annuities	—	(1)

Total interest credited	—	(1)

Benefits:
Retirement Solutions – Annuities	—	2
Insurance Solutions – Life Insurance	85	—

Total benefits	85	2

Underwriting, acquisition, insurance and other expenses:
Retirement Solutions – Annuities	(2)	(12)
Retirement Solutions – Defined Contribution	—	3
Insurance Solutions – Life Insurance	(81)	21
Lincoln UK	4	2

Total underwriting, acquisition, insurance and other expenses	(79)	14

Total benefits and expenses	6	15

Income from continuing operations before taxes	12	18
Federal income taxes	4	6

Income from continuing operations	$8	$12

As equity markets do not move in a systematic manner, we use a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption. Under our current RTM process, on each valuation date, future estimated gross profits (“EGPs”) are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. This process is not applied to our life insurance and fixed annuity businesses, as equity market performance does not have as significant of an impact on these products. Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs, as required by SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI and DFEL. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs. We compare the range of the present value of the future EGPs from the stochastic modeling to that used in our amortization model. A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs. These intervals are then compared again to the present value of the EGPs used in the amortization model. If the present value of EGP assumptions utilized for amortization were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would occur. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that the reprojected EGPs would be our best estimate of EGPs.

Notwithstanding these intervals, if a severe decline or advance in equity markets were to occur or should other circumstances, including contract holder behavior, suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary.

Our practice is not necessarily to unlock immediately after exceeding the first of the two statistical ranges, but, rather, if we stay between the first and second statistical range for several quarters, we would likely unlock. Additionally, if we exceed the ranges as a result of a short-term market reaction, we would not necessarily unlock. However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock. While this approach reduces adjustments to DAC, VOBA, DSI and DFEL due to short-term equity market fluctuations, significant changes in the equity markets that extend beyond one or two quarters could result in a significant favorable or unfavorable unlocking.

The October 2008 daily average of the S&P 500 Index® declined 17% from its value as of September 30, 2008, negatively impacting our variable account values. If equity markets do not materially improve over the remainder of the fourth quarter, we may unlock our model assumption for equity market returns for DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity products with living and death benefit guarantees, resulting in a significant unfavorable impact to net income. We estimate that if the variable account values were to decline approximately 20% at December 31, 2008 from the levels at September 30, 2008, an unlocking during the fourth quarter could reduce net income by approximately $250 million, after-tax.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Intangibles that do not have indefinite lives are amortized over their estimated useful lives. We use October 1 as the annual review date for goodwill and other intangible assets impairment testing.

The valuation techniques we use to estimate the fair value of the group of assets comprising the different reporting units varies based on the characteristics of each reporting unit’s business and operations. A market-based valuation technique that focuses on price-to-earnings multiplier and the segment-level operating income is used for the Retirement Solutions and Insurance Solutions segments and the remaining media business that is now reported in Other Operations. For the Lincoln UK segment, a discounted cash flow model is utilized to determine the fair value. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization and assets under management is used to assess the goodwill in our Investment Management segment.

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held as of September 30, 2008, contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 5 to the consolidated financial statements in our 2007 Form 10-K.

Guaranteed Living Benefits

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage GWB feature and our i4LIFE® Advantage guaranteed income benefit (“GIB”) feature that is available in our variable annuity products. In the second quarter of 2007, we also began hedging our 4LATER® Advantage GIB feature available in our variable annuity products. These living benefit features are collectively referred to as GLBs. During 2007, we made adjustments to our hedging program to purchase longer dated volatility protection and increased our hedges related to volatility to better match liability sensitivities under SFAS 157. In addition, in early January 2008, we added the variable annuity business in our New York insurance subsidiary, with total account values of approximately $1.1 billion as of September 30, 2008, to our hedge program. In February 2008, we also added our new GWB Lincoln Lifetime IncomeSM Advantage to our hedging program. In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on long-term performance of the hedge program recognizing that any material potential claims under the GLBs are approximately a decade in the future.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GWB and GIB features. This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GWB and GIB guarantees caused by those same factors. As of September 30, 2008, the embedded derivatives for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were liabilities valued at $249 million, $200 million and $115 million, net of the non-performance risk factor (“NPR”) required by SFAS 157, respectively.

For additional information on our hedging results, see our discussion in “Realized Loss” below.

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

The results of operations of these businesses have been reclassified into income from discontinued operations for all periods presented on the Consolidated Statements of Income. The amounts (in millions) related to operations of these businesses, included in income from discontinued operations, were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$—	$33	-100%	$22	$104	-79%

Income from discontinued operations before disposal, before federal income taxes	$—	$10	-100%	$8	$32	-75%
Federal income taxes	—	3	-100%	3	11	-73%

Income from discontinued operations before disposal	—	7	-100%	5	21	-76%

Disposal
Loss on disposal, before federal income taxes	—	—	NM	(13)	—	NM
Federal income tax benefit	1	—	NM	(3)	—	NM

Loss on disposal	(1)	—	NM	(10)	—	NM

Income (loss) from discontinued operations	$(1)	$7	NM	$(5)	$21	NM

During the first quarter of 2008, we adjusted our loss on disposal of discontinued media properties due primarily to changes in the net assets disposed of for the television broadcasting business.

Fixed Income Investment Management Business

During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be no more than $49 million. The impact of this transaction is discussed further below in results of Investment Management.

During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax realized loss of $2 million on our Consolidated Statements of Income as a result of goodwill we attributed to this business. During the three and nine months ended September 30, 2008, we recorded an after-tax gain of $1 million and $4 million, respectively, on our Consolidated Statements of Income related to this transaction.

For additional information about acquisitions and dispositions, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Acquisition and Dispositions” in our 2007 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Revenues
Insurance premiums	$533	$491	9%	$1,572	$1,439	9%
Insurance fees	791	836	-5%	2,446	2,342	4%
Investment advisory fees	68	89	-24%	220	272	-19%
Net investment income	1,089	1,062	3%	3,231	3,285	-2%
Realized loss	(204)	(65)	NM	(347)	(24)	NM
Amortization of deferred gain on business sold through reinsurance	19	19	0%	57	65	-12%
Other revenues and fees	140	169	-17%	431	514	-16%

Total revenues	2,436	2,601	-6%	7,610	7,893	-4%

Benefits and Expenses
Interest credited	625	611	2%	1,849	1,817	2%
Benefits	836	623	34%	2,199	1,866	18%
Underwriting, acquisition, insurance and other expenses	754	850	-11%	2,408	2,475	-3%
Interest and debt expense	69	69	0%	209	204	2%
Impairment of intangibles	—	—	NM	175	—	NM

Total benefits and expenses	2,284	2,153	6%	6,840	6,362	8%

Income from continuing operations before taxes	152	448	-66%	770	1,531	-50%
Federal income taxes	3	125	-98%	203	450	-55%

Income from continuing operations	149	323	-54%	567	1,081	-48%
Income (loss) from discontinued operations, net of federal incomes taxes	(1)	7	NM	(5)	21	NM

Net income	$148	$330	-55%	$562	$1,102	-49%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$675	$647	4%	$1,916	$1,861	3%
Defined Contribution	241	243	-1%	718	742	-3%

Total Retirement Solutions	916	890	3%	2,634	2,603	1%

Insurance Solutions:
Life Insurance	1,072	1,056	2%	3,210	3,121	3%
Group Protection	403	368	10%	1,227	1,119	10%

Total Insurance Solutions	1,475	1,424	4%	4,437	4,240	5%

Investment Management	110	150	-27%	354	451	-22%
Lincoln UK	80	89	-10%	263	272	-3%
Other Operations	111	113	-2%	341	345	-1%
Excluded realized loss, pre-tax	(256)	(66)	NM	(421)	(27)	NM
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	—	1	-100%	2	9	-78%

Total revenues	$2,436	$2,601	-6%	$7,610	$7,893	-4%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Net Income
Income (loss) from operations:
Retirement Solutions:
Annuities	$131	$126	4%	$365	$366	0%
Defined Contribution	42	41	2%	124	138	-10%

Total Retirement Solutions	173	167	4%	489	504	-3%

Insurance Solutions:
Life Insurance	137	182	-25%	458	548	-16%
Group Protection	27	33	-18%	86	85	1%

Total Insurance Solutions	164	215	-24%	544	633	-14%

Investment Management	5	22	-77%	32	49	-35%
Lincoln UK	12	10	20%	41	33	24%
Other Operations	(39)	(49)	20%	(127)	(115)	-10%
Excluded realized loss, after-tax	(166)	(42)	NM	(274)	(16)	NM
Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	—	—	NM	1	(7)	114%
Impairment of intangibles, after-tax	—	—	NM	(139)	—	NM

Income from continuing operations	149	323	-54%	567	1,081	-48%
Income (loss) from discontinued operations	(1)	7	NM	(5)	21	NM

Net income	$148	$330	-55%	$562	$1,102	-49%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Deposits
Retirement Solutions:
Annuities	$2,948	$3,478	-15%	$9,410	$9,577	-2%
Defined Contribution	1,334	1,525	-13%	4,306	4,285	0%
Insurance Solutions – Life Insurance	1,082	1,032	5%	3,276	3,219	2%
Investment Management	3,988	5,745	-31%	12,217	17,929	-32%
Consolidating adjustments (1)	(1,118)	(907)	-23%	(3,514)	(2,896)	-21%

Total deposits	$8,234	$10,873	-24%	$25,695	$32,114	-20%

Net Flows
Retirement Solutions:
Annuities	$944	$1,291	-27%	$3,714	$3,185	17%
Defined Contribution	93	133	-30%	610	428	43%
Insurance Solutions – Life Insurance	690	629	10%	2,018	1,863	8%
Investment Management	(3,332)	90	NM	(5,970)	(423)	NM
Consolidating adjustments (1)	169	200	-16%	79	547	-86%

Total net flows	$(1,436)	$2,343	NM	$451	$5,600	-92%

(1)	Consolidating adjustments represents the elimination of deposits and net flows on products affecting more than one segment.

	As of September 30,
	2008	2007	Change
Assets Under Management by Advisor
Investment Management:
External assets	$57,662	$89,540	-36%
Inter-segment assets	72,468	77,500	-6%
Lincoln UK	6,585	9,192	-28%
Policy loans	2,870	2,841	1%
Assets administered through unaffiliated third parties	59,922	72,406	-17%

Total assets under management	$199,507	$251,479	-21%

Comparison of the Three Months Ended September 30, 2008 to 2007

Net income decreased due primarily to the following:

•	Higher write-downs for other-than-temporary impairments on our available-for-sale securities attributable primarily to unfavorable changes in credit quality and increases in credit spreads;

•

A $72 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in the third quarter of 2008 compared to a $9 million favorable retrospective unlocking in the third quarter of 2007;

•	Higher benefits due to growth in business in force and higher death claims;

•	Unfavorable GDB derivative results driven by lower account values from unfavorable equity markets; and

•	Lower earnings from our variable annuity and mutual fund products as a result of declines in assets under management caused by decreases in the level of the equity markets.

The causes of decreases in net income were partially offset by:

•

Favorable GLB net derivatives results as gains attributable to the SFAS 157 non-performance risk adjustment attributable primarily to widening credit spreads more than offset the GLB hedge program ineffectiveness and unfavorable GDB results, both excluding the impact of unlocking, due to extreme market conditions;

•	Lower DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to declines in variable account values from unfavorable equity markets during 2008;

•

A reduction in income tax expense related to favorable tax return true-ups and other items driven primarily by the separate account DRD in 2008, compared to unfavorable tax return true-ups and other items in 2007;

•	Higher net investment income driven by more favorable results from our surplus and alternative investments; and

•	Lower broker-dealer expenses driven by lower sales and lower merger-related expenses.

Comparison of the Nine Months Ended September 30, 2008 to 2007

In addition to the items discussed above, excluding the unfavorable retrospective unlocking, lower earnings on variable annuity and mutual fund products and higher net investment income items, net income for the nine months ended September 30, 2008, compared to the same period in 2007 was also affected by:

•

Impairment of goodwill and our FCC license intangible assets on our remaining radio clusters during the second quarter of 2008 attributable primarily to declines in advertising revenues for the entire radio market; however, these non-cash impairments will not impact our future liquidity;

•

A $73 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in 2008 compared to a $34 million favorable retrospective unlocking in 2007;

•

Growth in insurance fees driven by increases in life insurance in force as a result of new sales since September 30, 2007, and favorable persistency along with increases in variable account values from positive net flows and transfers from fixed account values, including the fixed portion of variable, partially offset by unfavorable equity markets and adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies;

•	Lower net investment income driven by less favorable results from our alternative investments and prepayment and bond makewhole premiums;

•	Lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals;

•	The first quarter of 2008 adjustment to our loss on disposition of our discontinued operations;

•	A $16 million effect of the initial adoption of SFAS 157 on January 1, 2008; and

•	A reduction in benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Loss” below. In addition, for a discussion of the earnings impact of the equity markets, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”

RESULTS OF RETIREMENT SOLUTIONS

The Retirement Solutions business provides its products through two segments: Annuities and Defined Contribution. The Retirement Solutions – Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Retirement Solutions – Defined Contribution segment provides employer-sponsored variable and fixed annuities and mutual-fund based programs in the 401(k), 403(b) and 457 marketplaces.

Details underlying the results for Retirement Solutions (in millions) were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Operating Revenues
Insurance premiums	$52	$43	21%	$103	$72	43%
Insurance fees	302	324	-7%	927	916	1%
Net investment income	424	422	0%	1,263	1,315	-4%
Operating realized gain	52	1	NM	74	3	NM
Other revenues and fees	86	100	-14%	267	297	-10%

Total operating revenues	916	890	3%	2,634	2,603	1%

Operating Expenses
Interest credited	277	269	3%	816	806	1%
Benefits	112	56	100%	199	108	84%
Underwriting, acquisition, insurance and other expenses	331	341	-3%	1,003	1,009	-1%

Total operating expenses	720	666	8%	2,018	1,923	5%

Income from operations before taxes	196	224	-13%	616	680	-9%
Federal income taxes	23	57	-60%	127	176	-28%

Income from operations	$173	$167	4%	$489	$504	-3%

Details underlying account values for Retirement Solutions (in millions) were as follows:

	As of September 30,
	2008	2007	Change
Account Values
Variable portion of variable annuities	$63,462	$76,873	-17%
Fixed portion of variable annuities	9,661	9,418	3%

Total variable annuities	73,123	86,291	-15%

Fixed annuities, including indexed	19,446	19,286	1%
Fixed annuities ceded to reinsurers	(1,196)	(1,430)	16%

Total fixed annuities	18,250	17,856	2%

Total annuities	91,373	104,147	-12%
Mutual funds	7,675	7,165	7%

Total annuities and mutual funds	$99,048	$111,312	-11%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Average daily variable account values	$70,299	$73,989	-5%	$72,298	$70,965	2%
Average fixed account values, including the fixed portion of variable	28,495	28,263	1%	28,524	28,534	0%

The discussion of Retirement Solutions is provided in “Retirement Solutions – Annuities” and “Retirement Solutions – Defined Contribution” below.

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$52	$43	21%	$103	$72	43%
Insurance fees	246	259	-5%	749	724	3%
Net investment income	243	249	-2%	736	780	-6%
Operating realized gain	52	1	NM	74	3	NM
Other revenues and fees (1)	82	95	-14%	254	282	-10%

Total operating revenues	675	647	4%	1,916	1,861	3%

Operating Expenses
Interest credited	170	165	3%	496	492	1%
Benefits	112	56	100%	199	108	84%
Underwriting, acquisition, insurance and other expenses	254	256	-1%	774	772	0%

Total operating expenses	536	477	12%	1,469	1,372	7%

Income from operations before taxes	139	170	-18%	447	489	-9%
Federal income taxes	8	44	-82%	82	123	-33%

Income from operations	$131	$126	4%	$365	$366	0%

(1)	Other revenues and fees consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2008 to 2007

Income from operations for this segment increased due primarily to the following:

•

Lower DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to declines in variable account values from unfavorable equity markets during 2008 and lower incentive compensation accruals as a result of production performance relative to planned goals; and

•

A reduction in income tax expense related to favorable tax return true-ups and other items driven primarily by the separate account DRD in 2008, compared to unfavorable tax return true-ups and other items in 2007.

The increase in income from operations was partially offset by the following:

•

A $9 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for annuity products with living benefit and death benefit guarantees in 2008 compared to a $4 million favorable retrospective unlocking in 2007;

•

A $7 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for annuity products with living benefit and death benefit guarantees (an $18 million favorable unlocking from assumption changes net of a $11 million unfavorable unlocking from model refinements) in 2007;

•	Lower insurance fees driven by lower average daily variable account values due to unfavorable equity markets, partially offset by an increase in surrender charges; and

•

A decline in surplus investment income, which was attributable to a decision to hold more cash, thereby lowering earnings, and declines in investment income on alternative investments and commercial mortgage loan prepayment and bond makewhole premiums.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Income from operations for this segment modestly decreased due primarily to the following:

•

Lower investment income from fixed maturity securities, mortgage loans on real estate and other net investment income primarily attributable to the decline in the average fixed account values, including the fixed portion of variable, driven primarily by transfers to variable account values in excess of net flows;

•

A $6 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for annuity products with living benefit and death benefit guarantees in 2008 compared to a $14 million favorable retrospective unlocking in 2007;

•	The impact of prospective unlocking discussed above; and

•	A less favorable net broker-dealer margin attributable to lower earnings from unfavorable equity markets.

The decrease in income from operations was partially offset by the following:

•

Lower DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to a decline in the emergence of gross profits and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals;

•

A reduction in income tax expense related to favorable tax return true-ups and other items driven primarily by the separate account DRD in 2008, compared to unfavorable tax return true-ups and other items in 2007; and

•

An increase in insurance fees driven by higher average daily variable account values attributable to positive net flows and transfers from fixed account values, including the fixed portion of variable, partially offset by unfavorable equity markets.

The foregoing items are discussed further below following “Impact of Current Market Conditions.” For detail on the operating realized gain, see “Realized Loss” below.

Impact of Current Market Conditions

The October 2008 daily average of the S&P 500 Index® declined 17% from its value as of September 30, 2008, negatively impacting our variable account values. Consequently, we expect lower earnings in the fourth quarter as a result of October’s results, including the following:

•	Lower variable account values, which will reduce expense assessment revenue, partially offset by lower asset-based expenses;

•	Higher unfavorable retrospective unlocking due to lower equity market performance than our model projections assumed; and

•

If equity markets do not materially improve over the remainder of the fourth quarter, we may unlock our amortization model assumption for equity market returns for DAC, VOBA, DSI, DFEL and reserves for annuity products with living and death benefit guarantees, resulting in a significant decrease to income from operations in the period. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this report.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Insurance Fees
Mortality, expense and other assessments	$245	$258	-5%	$748	$717	4%
Surrender charges	13	10	30%	32	30	7%
DFEL:
Deferrals	(13)	(12)	-8%	(38)	(33)	-15%
Amortization, net of interest:
Prospective unlocking – assumption changes	(1)	(1)	0%	(1)	(1)	0%
Retrospective unlocking	3	—	NM	3	(1)	NM
Other amortization, net of interest	(1)	4	NM	5	12	-58%

Total insurance fees	$246	$259	-5%	$749	$724	3%

	As of September 30,		Change
	2008	2007
Account Values
Variable portion of variable annuities	$49,982	$58,293	-14%
Fixed portion of variable annuities	3,547	3,470	2%

Total variable annuities	53,529	61,763	-13%

Fixed annuities, including indexed	14,142	14,343	-1%
Fixed annuities ceded to reinsurers	(1,196)	(1,430)	16%

Total fixed annuities	12,946	12,913	0%

Total account values	$66,475	$74,676	-11%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Averages
Daily variable account values	$54,717	$55,827	-2%	$55,929	$52,922	6%

Daily S&P 500 Index®	1,255.42	1,489.60	-16%	1,325.03	1,470.65	-10%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Flows
Variable portion of variable annuity deposits	$1,672	$2,247	-26%	$5,602	$6,543	-14%
Variable portion of variable annuity withdrawals	(1,216)	(1,296)	6%	(3,704)	(3,722)	0%

Variable portion of variable annuity net flows	456	951	-52%	1,898	2,821	-33%

Fixed portion of variable annuity deposits	896	746	20%	2,631	1,943	35%
Fixed portion of variable annuity withdrawals	(124)	(181)	31%	(358)	(486)	26%

Fixed portion of variable annuity net flows	772	565	37%	2,273	1,457	56%

Total variable annuity deposits	2,568	2,993	-14%	8,233	8,486	-3%
Total variable annuity withdrawals	(1,340)	(1,477)	9%	(4,062)	(4,208)	3%

Total variable annuity net flows	1,228	1,516	-19%	4,171	4,278	-3%

Fixed indexed annuity deposits	215	199	8%	789	550	43%
Fixed indexed annuity withdrawals	(114)	(59)	-93%	(299)	(182)	-64%

Fixed indexed annuity net flows	101	140	-28%	490	368	33%

Other fixed annuity deposits	165	286	-42%	388	541	-28%
Other fixed annuity withdrawals	(550)	(651)	16%	(1,335)	(2,002)	33%

Other fixed annuity net flows	(385)	(365)	-5%	(947)	(1,461)	35%

Total annuity deposits	2,948	3,478	-15%	9,410	9,577	-2%
Total annuity withdrawals	(2,004)	(2,187)	8%	(5,696)	(6,392)	11%

Total annuity net flows	$944	$1,291	-27%	$3,714	$3,185	17%

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

Comparison of the Three Months Ended September 30, 2008 to 2007

The decrease in insurance fees was due primarily to lower expense assessments attributable to a decrease in average daily variable annuity account values partially offset by expense assessments based on guaranteed amounts, which, in some cases, are above actual account values. Additionally, an increase in surrender charges and continued growth in rider elections partially offset the overall decline in insurance fees.

Overall lapse rates for the three months ended September 30, 2008, were 9% compared to 10% for the same period in 2007.

The decrease in DFEL amortization, net of interest and excluding unlocking, was attributable primarily to declines in variable account values from unfavorable equity markets during 2008.

The three months ended September 30, 2008, had favorable retrospective unlocking due primarily to actual gross profits being lower than EGPs driven by lower maintenance and expense charges and lower equity market performance than our model projections assumed.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in insurance fees was due primarily to growth in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows, which offset the reduction in variable account values from unfavorable equity markets during the first nine months of 2008. Additionally, an increase in surrender charges, continued growth in rider elections and an increase in the average expense assessment rates contributed to the overall increase in insurance fees.

Overall lapse rates for the nine months ended September 30, 2008, were 8% compared to 10% for the same period in 2007.

The nine months ended September 30, 2008, had favorable retrospective unlocking due primarily to lower maintenance and expense charges and lower equity market performance than our model projections assumed. The nine months ended September 30, 2007, had unfavorable retrospective unlocking due primarily to lower lapses and higher equity market performance than our model projections assumed.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$222	$224	-1%	$675	$691	-2%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	1	2	-50%	2	7	-71%
Alternative investments (2)	—	(1)	100%	(1)	1	NM
Surplus investments (3)	19	24	-21%	57	78	-27%
Broker-dealer	1	—	NM	3	3	0%

Total net investment income	$243	$249	-2%	$736	$780	-6%

Interest Credited
Amount provided to contract holders	$187	$186	1%	$550	$555	-1%
Opening balance sheet adjustment (4)	—	—	NM	—	(4)	100%
DSI deferrals	(25)	(30)	17%	(76)	(81)	6%

Interest credited before DSI amortization	162	156	4%	474	470	1%
DSI amortization:
Prospective unlocking – assumption changes	—	(2)	100%	—	(2)	100%
Prospective unlocking – model refinements	—	1	-100%	—	1	-100%
Retrospective unlocking	3	—	NM	2	(2)	200%
Other amortization	5	10	-50%	20	25	-20%

Total interest credited	$170	$165	3%	$496	$492	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.
(4)	Net adjustment to the opening balance sheet of Jefferson-Pilot finalized in 2007.

	For the Three Months Ended September 30,		Basis Point Change	For the Nine Months Ended September 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.82%	5.82%	—	5.85%	5.83%	2
Commercial mortgage loan prepayment and bond make whole premiums	0.02%	0.05%	(3)	0.02%	0.06%	(4)
Alternative investments	0.00%	-0.03%	3	-0.01%	0.01%	(2)

Net investment income yield on reserves	5.84%	5.84%	—	5.86%	5.90%	(4)
Interest rate credited to contract holders	3.95%	3.77%	18	3.83%	3.71%	12

Interest rate spread	1.89%	2.07%	(18)	2.03%	2.19%	(16)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Average invested assets on reserves	$15,615	$15,749	-1%	$15,691	$16,109	-3%
Average fixed account values, including the fixed portion of variable	17,174	17,358	-1%	17,291	17,590	-2%
Net flows for fixed annuities, including the fixed portion of variable	488	340	44%	1,816	364	NM

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

Comparison of the Three Months Ended September 30, 2008 to 2007

The decrease in net investment income related primarily to declines in surplus investment income, which was attributable to a decision to hold more cash, thereby lowering earnings, and declines in investment income on alternative investments and commercial mortgage loan prepayment and bond makewhole premiums.

The three months ended September 30, 2008, had unfavorable retrospective unlocking due primarily to lower maintenance and expense charges and lower equity market performance than our model projections assumed.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The decrease in investment income from fixed maturity securities, mortgage loans on real estate and other net investment income was primarily attributable to the decline in the average fixed account values, including the fixed portion of variable, driven primarily by transfers to variable account values in excess of net flows. The decrease in investment income on surplus and alternative investments was primarily attributable to less favorable results from our limited partnership investments.

The nine months ended September 30, 2008, had unfavorable retrospective unlocking due primarily to lower maintenance and expense charges and lower equity market performance than our model projections assumed. The nine months ended September 30, 2007, had favorable retrospective unlocking due primarily to lower lapses and higher equity market performance than our model projections assumed.

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $5.0 billion as of September 30, 2008, with 41% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 47 basis points in excess of average minimum guaranteed rates. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset. In addition to the separate items identified in the interest rate spread table above, the other component of the interest rate credited to contract holders decreased due primarily to a roll-off of multi-year guarantee and annual reset annuities with higher interest rates.

Benefits

Benefits for this segment include changes in reserves on immediate annuity account values driven by premiums, death benefits paid and changes in reserves on guaranteed death benefits.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The increase in benefits was attributable to an increase in reserves for single premium immediate annuities, which resulted in a corresponding increase in insurance premiums. Additionally, benefits increased due to an unfavorable variance in the SOP 03-1 benefit ratio unlocking, which was offset by changes in the value of the derivative included in operating realized gain.

On August 15, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity® Advantage, our GWB rider related to our variable annuity products. For additional information about this agreement, refer to “Reinsurance” in this report.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$161	$188	-14%	$513	$520	-1%
General and administrative expenses	83	82	1%	243	231	5%
Taxes, licenses and fees	5	5	0%	21	17	24%

Total expenses incurred, excluding broker-dealer	249	275	-9%	777	768	1%
DAC and VOBA deferrals	(170)	(196)	13%	(534)	(543)	2%

Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	79	79	0%	243	225	8%
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	(2)	(28)	93%	(2)	(28)	93%
Prospective unlocking – model refinements	—	16	-100%	—	16	-100%
Retrospective unlocking	35	(7)	NM	35	(21)	267%
Other amortization, net of interest	63	103	-39%	241	304	-21%
Broker-dealer expenses incurred:
Commissions	60	72	-17%	191	212	-10%
General and administrative expenses	18	20	-10%	62	60	3%
Taxes, licenses and fees	1	1	0%	4	4	0%

Total underwriting, acquisition, insurance and other expenses	$254	$256	-1%	$774	$772	0%

DAC and VOBA deferrals
As a percentage of sales/deposits	5.8%	5.6%		5.7%	5.7%

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

Comparison of the Three Months Ended September 30, 2008 to 2007

The decrease in expenses incurred, excluding broker-dealer, was attributable primarily to the decrease in commissions from lower sales and lower incentive compensation accruals as a result of production performance relative to planned goals.

The decrease in DAC and VOBA amortization, net of interest and excluding unlocking, was attributable primarily to lower emergence of gross profits.

The decrease in broker-dealer commissions was due to lower sales of non-proprietary products.

The third quarter of 2008 had favorable prospective unlocking – assumption changes related primarily to maintenance expenses and fee margins partially offset by lapses. The third quarter of 2007 had favorable prospective unlocking – assumption changes related primarily to favorable interest rates, maintenance expense and account retention assumptions partially offset by unfavorable asset-based commission assumptions.

The third quarter of 2008 had unfavorable retrospective unlocking due primarily to lower maintenance and expense charges and lower equity market performance than our model projections assumed. The third quarter of 2007 had favorable retrospective unlocking due primarily to lower lapses and higher equity market performance than our model projections assumed.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in expenses incurred, excluding broker-dealer, was attributable primarily to increased distribution expenses and Federal Insurance Contributions Act taxes associated with the expansion of the wholesaling force in LFD, partially offset by lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.

The decrease in DAC and VOBA amortization, net of interest and excluding unlocking, was attributable primarily to declines in variable account values from unfavorable equity markets during 2008.

The decrease in broker-dealer commissions was due to lower sales of non-proprietary products.

See the discussion above regarding prospective unlocking in 2008 and 2007.

The first nine months of 2008 had unfavorable retrospective unlocking due primarily to lower maintenance and expense charges and lower equity market performance than our model projections assumed. The first nine months of 2007 had favorable retrospective unlocking due primarily to lower lapses and higher equity market performance than our model projections assumed.

Federal Income Taxes

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The effective federal income tax rate decreased to 6% and 18% for the three and nine months ended September 30, 2008, from 26% and 25% for the same periods in 2007. Federal income tax expense for the three and nine months ended September 30, 2008, included a reduction of $21 million related to favorable tax return true-ups and other items driven primarily by the separate account DRD in 2008, compared to a $2 million unfavorable tax return true-up and other items for the same periods in 2007. For additional information on our effective tax rates, see Note 4 to our consolidated financial statements.

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance fees	$56	$65	-14%	$178	$192	-7%
Net investment income	181	173	5%	527	535	-1%
Other revenues and fees	4	5	-20%	13	15	-13%

Total operating revenues	241	243	-1%	718	742	-3%

Operating Expenses
Interest credited	107	104	3%	320	314	2%
Underwriting, acquisition, insurance and other expenses	77	85	-9%	229	237	-3%

Total operating expenses	184	189	-3%	549	551	0%

Income from operations before taxes	57	54	6%	169	191	-12%
Federal income taxes	15	13	15%	45	53	-15%

Income from operations	$42	$41	2%	$124	$138	-10%

Comparison of the Three Months Ended September 30, 2008 to 2007

Income from operations for this segment modestly increased due primarily to the following:

•

Higher net investment income attributable primarily to the growth in the average fixed account values, including the fixed portion of variable, driven by transfers from variable to fixed, and more favorable results from commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments;

•

Lower underwriting, acquisition, insurance and other expenses due in part to the implementation of several expense management controls and practices that are focused on aggressively managing expenses and lower incentive compensation accruals as a result of production performance relative to planned goals; and

•	A $2 million unfavorable prospective unlocking from assumption changes of DAC and VOBA in 2007.

The increase in income from operations was partially offset by lower insurance fees driven by lower average daily account values due to unfavorable equity markets. In addition, the third quarters of 2008 and 2007 had $2 million unfavorable retrospective unlocking of DAC, VOBA and DSI.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•	Lower insurance fees driven by lower average daily account values due to unfavorable equity markets; and

•	Lower net investment income attributable to less favorable investment income on surplus and alternative investments.

The decrease in income from operations was partially offset by the following:

•

Lower underwriting, acquisition, insurance and other expenses due in part to the implementation of several expense management controls and practices that are focused on aggressively managing expenses and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals; and

•	The impact of prospective unlocking discussed above.

In addition, the first nine months of 2008 and 2007 had $3 million unfavorable retrospective unlocking of DAC, VOBA and DSI.

The foregoing items are discussed further below following “Impact of Current Market Conditions.”

Impact of Current Market Conditions

The October 2008 daily average of the S&P 500 Index® declined 17% from its value as of September 30, 2008, negatively impacting our variable account values. Consequently, we expect lower earnings in the fourth quarter as a result of October’s results, including the following:

•	Lower variable account values, which will reduce expense assessment revenue, partially offset by lower asset-based expenses;

•	Higher unfavorable retrospective unlocking due to lower equity market performance than our model projections assumed; and

•

If equity markets do not materially improve over the remainder of the fourth quarter, we may unlock our amortization model assumption for equity market returns for DAC, VOBA and DSI, resulting in a significant increase to amortization in the period. For more information, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.

Due to a change in business mix, a substantial increase in new deposit production in other products is necessary to maintain earnings at current levels.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this report.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Insurance Fees
Annuity expense assessments	$50	$59	-15%	$159	$174	-9%
Mutual fund fees	5	4	25%	14	12	17%

Total expense assessments	55	63	-13%	173	186	-7%
Surrender charges	1	2	-50%	5	6	-17%

Total insurance fees	$56	$65	-14%	$178	$192	-7%

Average Daily Variable Account Values	$15,582	$18,162	-14%	$16,369	$18,043	-9%

Average Daily S&P 500 Index®	1,255.42	1,489.60	-16%	1,325.03	1,470.65	-10%

	As of September 30,		Change
	2008	2007
Account Values
Variable portion of variable annuities	$13,480	$18,580	-27%
Fixed portion of variable annuities	6,114	5,948	3%

Total variable annuities	19,594	24,528	-20%

Fixed annuities	5,304	4,943	7%

Total annuities	24,898	29,471	-16%
Mutual funds	7,675	7,165	7%

Total annuities and mutual funds	$32,573	$36,636	-11%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance at beginning-of-period	$7,286	$8,012	-9%	$7,798	$7,535	3%
Gross deposits	389	391	-1%	1,276	1,229	4%
Withdrawals and deaths	(465)	(481)	3%	(1,429)	(1,366)	-5%

Net flows	(76)	(90)	16%	(153)	(137)	-12%
Transfers between fixed and variable accounts	—	—	NM	(12)	(5)	NM
Inter-product transfer (1)	(653)	—	NM	(653)	—	NM
Investment increase and change in market value	(767)	155	NM	(1,190)	684	NM

Balance at end-of-period	$5,790	$8,077	-28%	$5,790	$8,077	-28%

Total Mid – Large Segment:
Balance at beginning-of-period	$9,985	$8,555	17%	$9,463	$6,975	36%
Gross deposits	687	861	-20%	2,203	2,162	2%
Withdrawals and deaths	(222)	(263)	16%	(679)	(512)	-33%

Net flows	465	598	-22%	1,524	1,650	-8%
Transfers between fixed and variable accounts	(4)	(51)	92%	(44)	(14)	NM
Inter-product transfer (1)	653	—	NM	653	—	NM
Investment increase and change in market value	(789)	130	NM	(1,286)	621	NM

Balance at end-of-period	$10,310	$9,232	12%	$10,310	$9,232	12%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$17,771	$19,396	-8%	$18,797	$19,146	-2%
Gross deposits	258	273	-5%	827	894	-7%
Withdrawals and deaths	(554)	(648)	15%	(1,588)	(1,979)	20%

Net flows	(296)	(375)	21%	(761)	(1,085)	30%
Transfers between fixed and variable accounts	(1)	(1)	—	(1)	(5)	80%
Inter-segment transfer	—	—	NM	295	—	NM
Investment increase and change in market value	(1,001)	307	NM	(1,857)	1,271	NM

Balance at end-of-period	$16,473	$19,327	-15%	$16,473	$19,327	-15%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$35,042	$35,963	-3%	$36,058	$33,656	7%
Gross deposits	1,334	1,525	-13%	4,306	4,285	0%
Withdrawals and deaths	(1,241)	(1,392)	11%	(3,696)	(3,857)	4%

Net flows	93	133	-30%	610	428	43%
Transfers between fixed and variable accounts	(5)	(52)	90%	(57)	(24)	NM
Inter-segment transfer	—	—	NM	295	—	NM
Investment increase and change in market value	(2,557)	592	NM	(4,333)	2,576	NM

Balance at end-of-period (2)	$32,573	$36,636	-11%	$32,573	$36,636	-11%

(1)	The Lincoln Employee 401(k) Plan transferred from DIRECTORSM to Lincoln Alliance® effective September 30, 2008.
(2)	Includes mutual fund account values. Mutual funds are not included on our Consolidated Balance Sheets.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Flows
Variable portion of variable annuity deposits	$532	$564	-6%	$1,767	$1,795	-2%
Variable portion of variable annuity withdrawals	(723)	(810)	11%	(2,202)	(2,370)	7%

Variable portion of variable annuity net flows	(191)	(246)	22%	(435)	(575)	24%

Fixed portion of variable annuity deposits	94	84	12%	279	272	3%
Fixed portion of variable annuity withdrawals	(228)	(235)	3%	(620)	(704)	12%

Fixed portion of variable annuity net flows	(134)	(151)	11%	(341)	(432)	21%

Total variable annuity deposits	626	648	-3%	2,046	2,067	-1%
Total variable annuity withdrawals	(951)	(1,045)	9%	(2,822)	(3,074)	8%

Total variable annuity net flows	(325)	(397)	18%	(776)	(1,007)	23%

Fixed annuity deposits	196	221	-11%	623	565	10%
Fixed annuity withdrawals	(183)	(215)	15%	(541)	(520)	-4%

Fixed annuity net flows	13	6	117%	82	45	82%

Total annuity deposits	822	869	-5%	2,669	2,632	1%
Total annuity withdrawals	(1,134)	(1,260)	10%	(3,363)	(3,594)	6%

Total annuity net flows	(312)	(391)	20%	(694)	(962)	28%

Mutual fund deposits	512	656	-22%	1,637	1,653	-1%
Mutual fund withdrawals	(107)	(132)	19%	(333)	(263)	-27%

Mutual fund net flows	405	524	-23%	1,304	1,390	-6%

Total annuity and mutual fund deposits	1,334	1,525	-13%	4,306	4,285	0%
Total annuity and mutual fund withdrawals	(1,241)	(1,392)	11%	(3,696)	(3,857)	4%

Total annuity and mutual fund net flows	$93	$133	-30%	$610	$428	43%

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

The distribution model for the micro-small case 401(k) market is focused on driving growth through financial intermediaries. As of September 30, 2008, we had approximately 70 wholesalers in place to support this business and plan for additional growth during the remainder of 2008. We are beginning to experience an increase in new business activity as a result of building our own wholesaling force for this market.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The decrease in expense assessments was driven by lower average daily variable annuity account values due to unfavorable equity markets, customer transfers out of variable and into fixed account values and an overall shift in business mix toward products with lower expense assessment rates.

Overall lapse rates for our annuity products for the three and nine months ended September 30, 2008, were 14% and 15%, respectively, compared to 16% and 15%, respectively, for the same periods in 2007. The return on assets, calculated as income divided by average assets under management, for Multi-Fund® and Other Variable Annuities, our oldest block of annuity business, is more than two times that of new deposits. Therefore, a substantial increase in new deposit production in other products is necessary to maintain earnings at current levels.

As of September 30, 2008, $12.1 billion, or 62%, of variable annuity contract account values contained a return of premium death benefit feature, and the net amount at risk related to these contracts was $115 million. The remaining variable annuity contract account values contain no GDB feature.

Additionally, deposits in our mid-large segment (including mutual fund program fixed annuity deposits) increased for the nine months ended September 30, 2008, compared to the same period in 2007 due to an increase in the number of mutual fund program accounts, which resulted in both an increase in initial deposits and an increase in ongoing periodic deposits.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$165	$161	2%	$489	$485	1%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	5	2	150%	7	5	40%
Alternative investments (2)	—	(3)	100%	(2)	2	NM
Surplus investments (3)	11	13	-15%	33	43	-23%

Total net investment income	$181	$173	5%	$527	$535	-1%

Interest Credited	$107	$104	3%	$320	$314	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.

	For the Three Months Ended September 30,		Basis Point Change	For the Nine Months Ended September 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.94%	6.04%	(10)	5.91%	6.04%	(13)
Commercial mortgage loan prepayment and bond makewhole premiums	0.17%	0.07%	10	0.08%	0.06%	2
Alternative investments	-0.01%	-0.10%	9	-0.02%	0.02%	(4)

Net investment income yield on reserves	6.10%	6.01%	9	5.97%	6.12%	(15)
Interest rate credited to contract holders	3.77%	3.84%	(7)	3.79%	3.82%	(3)

Interest rate spread	2.33%	2.17%	16	2.18%	2.30%	(12)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Average invested assets on reserves	$11,146	$10,666	5%	$11,034	$10,721	3%
Average fixed account values, including the fixed portion of variable	11,321	10,905	4%	11,233	10,944	3%
Net flows for fixed annuities, including the fixed portion of variable	(121)	(145)	17%	(259)	(387)	33%

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

Comparison of the Three Months Ended September 30, 2008 to 2007

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was attributable primarily to the growth in the average fixed account values, including the fixed portion of variable, driven by transfers from variable to fixed, partially offset by the yield decline due to lower reinvestment rates. Towards the end of the third quarter of 2008, this segment held less cash than in previous periods in an effort to be more invested in higher yielding assets.

The increase in investment income on alternative investments was driven primarily by more favorable results from our limited partnership investments. Earnings on investments supporting statutory surplus were negatively impacted by unfavorable equity markets.

The increase in interest credited was primarily attributable to the growth in the average fixed account values, including the fixed portion of variable, driven by transfers from variable to fixed. In response to the competitive environment, during the third quarter of 2008, we reduced crediting rates by 10 basis points for Multi-Fund® products and Lincoln Alliance® program fixed annuity products and increased new money rates by 25 basis points for Multi-Fund® products. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Nine Months Ended September 30, 2008 to 2007

The decrease in investment income on surplus and alternative investments was driven by less favorable results from our limited partnership investments.

The modest increase in fixed maturity securities, mortgage loans on real estate and other net investment income was attributable primarily to the growth in the average fixed account values, including the fixed portion of variable, driven by transfers from variable to fixed, partially offset by the yield decline due to lower reinvestment rates.

The increase in interest credited was attributable primarily to the growth in the average fixed account values, including the fixed portion of variable, driven by transfers from variable account values. The 10 basis point crediting rate reduction discussed above was the first such rate change in 2008, while the 25 basis point increase in new money rates followed a reduction in the previous quarter. We plan to take further crediting rate action in the fourth quarter of 2008, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment and makewhole premiums.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$17	$20	-15%	$56	$60	-7%
General and administrative expenses	53	60	-12%	158	164	-4%
Taxes, licenses and fees	3	2	50%	10	12	-17%

Total expenses incurred	73	82	-11%	224	236	-5%
DAC deferrals	(20)	(24)	17%	(66)	(68)	3%

Total expenses recognized before amortization	53	58	-9%	158	168	-6%
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	—	3	-100%	—	3	-100%
Retrospective unlocking	3	2	50%	5	5	0%
Other amortization, net of interest	21	22	-5%	66	61	8%

Total underwriting, acquisition, insurance and other expenses	$77	$85	-9%	$229	$237	-3%

DAC deferrals
As a percentage of sales/deposits	1.5%	1.6%		1.5%	1.6%

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

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The decrease in expenses incurred was due in part to the implementation of several expense management controls and practices that are focused on aggressively managing expenses and lower incentive compensation accruals as a result of production performance relative to planned goals. Additionally, lower earnings for the nine months ended September 30, 2008, contributed to the decrease in incentive compensation accruals. The decrease in commissions was primarily a result of lower sales.

The third quarter and first nine months of 2007 had unfavorable prospective unlocking due to assumption changes primarily reflecting higher lapse rates and separate account fees partially offset by lower expenses.

The third quarter and first nine months of 2008 and 2007 had unfavorable retrospective unlocking due primarily to higher lapses and lower equity market performance than our model projections assumed.

RESULTS OF INSURANCE SOLUTIONS

The Insurance Solutions business provides its products through two segments: Life Insurance and Group Protection. The Insurance Solutions – Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including our Executive Benefits business’s corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products. The Insurance Solutions – Group Protection segment offers group life, disability and dental insurance to employers and its products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this report.

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$91	$85	7%	$267	$261	2%
Insurance fees	449	469	-4%	1,380	1,283	8%
Net investment income	522	496	5%	1,541	1,553	-1%
Other revenues and fees	10	6	67%	22	24	-8%

Total operating revenues	1,072	1,056	2%	3,210	3,121	3%

Operating Expenses
Interest credited	305	293	4%	902	875	3%
Benefits	398	266	50%	1,000	780	28%
Underwriting, acquisition, insurance and other expenses	167	227	-26%	621	639	-3%

Total operating expenses	870	786	11%	2,523	2,294	10%

Income from operations before taxes	202	270	-25%	687	827	-17%
Federal income taxes	65	88	-26%	229	279	-18%

Income from operations	$137	$182	-25%	$458	$548	-16%

Comparison of the Three Months Ended September 30, 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•

A $9 million unfavorable retrospective unlocking of DAC, VOBA, DFEL, and reserves for life insurance products with secondary guarantees in 2008 compared to an $11 million favorable retrospective unlocking in 2007; and

•

A $21 million unfavorable prospective unlocking (a $34 million unfavorable unlocking from model refinements net of a $13 million favorable unlocking from assumption changes) of DAC, VOBA, DFEL and reserves for life insurance products with secondary guarantees in 2008 compared to a $4 million favorable prospective unlocking (a $12 million favorable unlocking from assumption changes net of an $8 million unfavorable unlocking from model refinements) in 2007.

The $9 million unfavorable retrospective unlocking and the $21 million unfavorable prospective unlocking to DAC, VOBA, DFEL and reserves for life insurance products with secondary guarantees discussed above resulted in an additional unfavorable earnings impact for the current period of $7 million that will recur in future periods.

The decrease in income from operations was partially offset by higher investment income from growth in fixed product account values driven by positive net flows and more favorable results from our alternative investments.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•	A $17 million unfavorable retrospective unlocking of DAC, VOBA, and DFEL in 2008 compared to a $23 million favorable retrospective unlocking in 2007;

•	The impact of prospective unlocking discussed above;

•

Higher death claims in 2008 and lower benefits in the first quarter of 2007 partially related to a reduction in benefits related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot; and

•

Lower net investment income from a reduction in statutory reserves as a result of the merger of several of our insurance subsidiaries and certain assumption changes in the fourth quarter of 2007, capital transactions providing relief from AG38 reserve requirements in the fourth quarter of 2007 and less favorable results from our investment income on alternative investments and prepayment and bond makewhole premiums.

The decrease in income from operations was partially offset by growth in insurance fees driven by an increase in business in force as a result of new sales since September 30, 2007, and favorable persistency partially offset by the impact on insurance fees from lower sales in 2008 compared to 2007 and adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies.

The foregoing items are discussed further below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

Traditional in-force face amount, and thus premiums, remained relatively flat.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Insurance Fees
Mortality assessments	$332	$312	6%	$982	$903	9%
Expense assessments	178	160	11%	520	472	10%
Surrender charges	16	14	14%	46	45	2%
DFEL:
Deferrals	(97)	(85)	-14%	(276)	(265)	-4%
Amortization, net of interest:
Prospective unlocking – assumption changes	(4)	—	NM	(4)	—	NM
Prospective unlocking – model refinements	(25)	26	NM	(25)	26	NM
Retrospective unlocking	12	1	NM	27	(8)	NM
Other amortization, net of interest	37	41	-10%	110	110	0%

Total insurance fees	$449	$469	-4%	$1,380	$1,283	8%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Sales by Product
UL:
Excluding MoneyGuard®	$144	$144	0%	$382	$455	-16%
MoneyGuard®	14	11	27%	37	28	32%

Total UL	158	155	2%	419	483	-13%
VUL	12	18	-33%	39	55	-29%
COLI and BOLI	13	18	-28%	54	52	4%
Term/whole life	7	7	0%	18	25	-28%

Total sales	$190	$198	-4%	$530	$615	-14%

Net Flows
Deposits	$1,082	$1,032	5%	$3,276	$3,219	2%
Withdrawals and deaths	(392)	(403)	3%	(1,258)	(1,356)	7%

Net flows	$690	$629	10%	$2,018	$1,863	8%

Contract holder assessments	$705	$623	13%	$2,060	$1,845	12%

	As of September 30,		Change
	2008	2007
Account Values
UL	$24,951	$23,896	4%
VUL	5,056	6,104	-17%
Interest-sensitive whole life	2,276	2,266	0%

Total account values	$32,283	$32,266	0%

In-Force Face Amount
UL and other	$306,293	$294,833	4%
Term insurance	233,671	236,414	-1%

Total in-force face amount	$539,964	$531,247	2%

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

Sales in the table above and as discussed below were reported as follows:

•

UL (excluding linked-benefit products) and VUL (including COLI and BOLI) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements at approximately 50% of target;

•	MoneyGuard® (our linked-benefit product) – 15% of premium deposits; and

•	Whole life and term – 100% of first year paid premiums.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability. Generally, we have higher sales during the last half of the year with the fourth quarter being our strongest; however, expectations for this year are muted given the current economic conditions.

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

UL and VUL products with secondary guarantees represented approximately 33% of interest-sensitive life insurance in force as of September 30, 2008, and approximately 74% and 69% of sales for the three and nine months ended September 30, 2008. AG38 imposes additional statutory reserve requirements for these products. See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” for further information on the manner in which we reinsure our AG38 reserves.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The growth in mortality and expense assessments was attributable primarily to increased business in force. Life insurance in force and account values grew from new sales since September 30, 2007, an increase in the average attained age of the in-force block (which also led to increases in benefits as discussed below) and favorable persistency.

The third quarter of 2008 had unfavorable prospective unlocking – assumption changes, which reflected primarily improved investment spreads, lower death claims, improved lapse and expense rates and adjustments to the reserves for products with secondary guarantees.

The third quarter of 2008 had favorable retrospective unlocking due primarily to lower premiums received and higher death claims, partially offset by higher investment income on alternative investments and prepayment and bond makewhole premiums and lower maintenance expenses than our model projections assumed.

The first nine months of 2008 had favorable retrospective unlocking due primarily to lower premiums received and higher death claims than our model projections assumed and model adjustments on certain life insurance policies, partially offset by lower maintenance expenses than our model projections assumed. The first nine months of 2007 had unfavorable retrospective unlocking due primarily to higher persistency, higher investment income on alternative investments and prepayment and bond makewhole premiums and lower maintenance expenses than our model projections assumed, partially offset by the impact of the correction to account values in the second quarter of 2007 mentioned above.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$478	$468	2%	$1,425	$1,399	2%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	1	6	-83%	14	27	-48%
Alternative investments (2)	21	(2)	NM	35	48	-27%
Surplus investments (3)	22	24	-8%	67	79	-15%

Total net investment income	$522	$496	5%	$1,541	$1,553	-1%

Interest Credited	$305	$293	4%	$902	$875	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)

Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the surplus portfolios versus the product portfolios.

	For the Three Months Ended September 30,		Basis Point Change	For the Nine Months Ended September 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Yields and Spread
Attributable to interest sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.92%	6.01%	(9)	5.94%	6.07%	(13)
Commercial mortgage loan prepayment and bond makewhole premiums	0.02%	0.08%	(6)	0.06%	0.13%	(7)
Alternative investments	0.31%	-0.01%	32	0.18%	0.25%	(7)

Net investment income yield on reserves	6.25%	6.08%	17	6.18%	6.45%	(27)
Interest rate credited to contract holders	4.35%	4.43%	(8)	4.36%	4.45%	(9)

Interest rate spread	1.90%	1.65%	25	1.82%	2.00%	(18)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.06%	6.15%	(9)	6.13%	6.27%	(14)
Commercial mortgage loan prepayment and bond makewhole premiums	0.00%	0.09%	(9)	0.04%	0.08%	(4)
Alternative investments	-0.01%	-0.06%	5	-0.01%	0.01%	(2)

Net investment income yield on reserves	6.05%	6.18%	(13)	6.16%	6.36%	(20)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$27,398	$26,071	5%	$26,773	$25,636	4%
Account values – universal and whole life	27,713	26,013	7%	27,063	25,753	5%
Attributable to traditional products:
Invested assets on reserves	4,814	5,040	-4%	5,137	5,023	2%

A portion of the investment income earned for this segment is credited to contract holder accounts. Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at an accelerated rate. Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, primarily the result of the merger of several of our insurance subsidiaries, the modification of accounting for certain of our life insurance policies, and by capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest sensitive products. The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves. In addition, we exclude the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Comparison of the Three Months Ended September 30, 2008 to 2007

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was due to continued growth of business in force partially offset by the impact of reductions in statutory reserves. The increase in investment income on alternative investments was driven primarily by favorable results from limited partnership investments. Higher AG38 statutory reserve liabilities on UL policies with secondary guarantees contributed to invested asset growth. At June 30, 2007, we reduced statutory reserves related to our secondary guarantee UL products by approximately $150 million, which has reduced the amount of net investment income allocated to this segment by $2 million per quarter. This statutory reserve reduction related to modifying the accounting for certain of our life insurance policies. In October 2007, we released approximately $300 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a capital transaction to provide AG38 relief. This release of capital lowered the level of assets supporting this business and has reduced net investment income by approximately $5 million per quarter. As of December 31, 2007, we reduced statutory reserves related primarily to legal entity consolidation by $344 million, which has reduced the amount of net investment income allocated to this segment by approximately $5 million in the first quarter of 2008. This reduction in statutory reserves was primarily a result of the merger of several of our insurance subsidiaries.

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

At the end of the third quarter of 2008, new money rates exceeded the portfolio rate by roughly 24 basis points. At the end of the third quarter of 2007, new money rates exceeded the portfolio rate by roughly 17 basis points. As of September 30, 2008, 45% of interest-sensitive account values have crediting rates at contract guaranteed levels, and 39% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in fixed maturity securities, mortgage loans on real estate and other net investment income was due to continued growth of business in force partially offset by the impact of reductions in statutory reserves. The decrease in investment income on alternative investments was driven primarily by less favorable results from limited partnership investments.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Benefits
Death claims direct and assumed	$536	$430	25%	$1,612	$1,270	27%
Death claims ceded	(249)	(172)	-45%	(722)	(532)	-36%
Reserves released on death	(80)	(69)	-16%	(271)	(160)	-69%

Net death benefits	207	189	10%	619	578	7%
Change in reserves for products with secondary guarantees:
Prospective unlocking – assumption changes	8	(3)	NM	8	(3)	NM
Prospective unlocking – model refinements	76	3	NM	76	3	NM
Other	38	19	100%	92	37	149%
Other benefits (1)	69	58	19%	205	165	24%

Total benefits	$398	$266	50%	$1,000	$780	28%

Death claims per $1,000 of inforce	1.47	1.33	11%	1.46	1.36	7%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.

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

Comparison of the Three Months Ended September 30, 2008 to 2007

The increase in benefits, excluding unlocking, was due primarily to an increase in reserves for products with secondary guarantees from continued growth of business in force and the effects of model refinements and higher mortality due to an increase in the average attained age of the in-force block (which also led to increases in insurance fees as discussed above).

The third quarter of 2008 had unfavorable prospective unlocking – assumption changes, which reflected primarily improved lapse rates and improved investment spreads.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in benefits, excluding unlocking, was due primarily to an increase in reserves for products with secondary guarantees from continued growth of business in force and the effects of model refinements and higher mortality due to an increase in the average attained age of the in-force block (which also led to increases in insurance fees as discussed above) and by a decrease to benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot.

The nine months ended September 30, 2008, had unfavorable prospective unlocking – assumption changes, discussed above.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$209	$220	-5%	$584	$672	-13%
General and administrative expenses	102	107	-5%	308	335	-8%
Taxes, licenses and fees	36	27	33%	95	90	6%

Total expenses incurred	347	354	-2%	987	1,097	-10%
DAC and VOBA deferrals	(261)	(277)	6%	(744)	(852)	13%

Total expenses recognized before amortization	86	77	12%	243	245	-1%
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	(31)	(15)	NM	(31)	(15)	NM
Prospective unlocking – model refinements	(49)	36	NM	(49)	36	NM
Retrospective unlocking	26	(16)	263%	53	(43)	223%
Other amortization, net of interest	134	144	-7%	402	413	-3%
Other intangible amortization	1	1	0%	3	3	0%

Total underwriting, acquisition, insurance and other expenses	$167	$227	-26%	$621	$639	-3%

DAC and VOBA deferrals
As a percentage of sales	137.4%	139.9%		140.4%	138.5%

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

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The decrease in expenses incurred was primarily a result of lower sales and lower incentive compensation accruals based upon lower earnings and production performance relative to planned goals. The decrease was partially offset by an increase in taxes, licenses and fees due primarily to premium tax true-ups.

The decrease in DAC and VOBA amortization, net of interest and excluding unlocking, was primarily attributable to model refinements and decreased business in force on traditional products.

The third quarter of 2008 had favorable prospective unlocking – assumption changes, which reflected primarily improved investment spreads, lower death claims, improved lapse and expense rates and adjustments to the reserves for products with secondary guarantees.

The third quarter of 2007 had favorable prospective unlocking – assumption changes, which reflected primarily improved lapse, expense and interest rates.

The third quarter of 2008 had unfavorable retrospective unlocking due primarily to lower premiums received and higher death claims, partially offset by higher investment income on alternative investments and prepayment and bond makewhole premiums and lower maintenance expenses than our model projections assumed.

The third quarter of 2007 had favorable retrospective unlocking due primarily to higher persistency and lower maintenance expenses than our model projections assumed.

The first nine months of 2008 had unfavorable retrospective unlocking due primarily to lower premiums received and higher death claims than our model projections assumed and model adjustments on certain life insurance policies, partially offset by lower maintenance expenses than our model projections assumed.

The first nine months of 2007 had favorable retrospective unlocking due primarily to higher persistency, higher investment income on alternative investments and prepayment and bond makewhole premiums and lower maintenance expenses than our model projections assumed, partially offset by the impact of the correction to account values in the second quarter of 2007 discussed above.

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$371	$337	10%	$1,134	$1,029	10%
Net investment income	31	30	3%	89	86	3%
Other revenues and fees	1	1	0%	4	4	0%

Total operating revenues	403	368	10%	1,227	1,119	10%

Operating Expenses
Interest credited	1	—	NM	1	—	NM
Benefits	268	236	14%	823	748	10%
Underwriting, acquisition, insurance and other expenses	92	81	14%	271	240	13%

Total operating expenses	361	317	14%	1,095	988	11%

Income from operations before taxes	42	51	-18%	132	131	1%
Federal income taxes	15	18	-17%	46	46	0%

Income from operations	$27	$33	-18%	$86	$85	1%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Income from Operations by Product Line
Life	$9	$11	-18%	$30	$30	0%
Disability	16	19	-16%	51	50	2%
Dental	1	1	0%	1	1	0%

Total non-medical	26	31	-16%	82	81	1%
Medical	1	2	-50%	4	4	0%

Total income from operations	$27	$33	-18%	$86	$85	1%

Comparison of the Three Months Ended September 30, 2008 to 2007

Income from operations for this segment decreased due to less favorable total non-medical loss ratio experience, although still on the low end of our expected range.

The decrease in income from operations was partially offset by a growth in insurance premiums driven by normal, organic business growth in our non-medical products and favorable persistency.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Income from operations for this segment modestly increased due primarily to growth in insurance premiums driven by normal, organic business growth in our non-medical products and favorable persistency.

The increase in income from operations was partially offset by an increase to underwriting, acquisition, insurance and other expenses due to growth in our business in force, higher 401(k) expenses, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment.

The foregoing items are discussed further below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Insurance Premiums by Product Line
Life	$136	$124	10%	$402	$367	10%
Disability	168	151	11%	499	446	12%
Dental	38	34	12%	112	101	11%

Total non-medical	342	309	11%	1,013	914	11%
Medical	29	28	4%	121	115	5%

Total insurance premiums	$371	$337	10%	$1,134	$1,029	10%

Sales	$68	$61	11%	$187	$183	2%

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

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The increase in insurance premiums in our non-medical business reflects normal business growth and favorable persistency experience.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

Net investment income remained relatively flat as continued growth of business in force was offset by lower yields on investments supporting statutory surplus due to weaker results from our alternative investments.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Benefits and Interest Credited by Product Line
Life	$100	$88	14%	$293	$269	9%
Disability	116	99	17%	337	300	12%
Dental	29	26	12%	89	78	14%

Total non-medical	245	213	15%	719	647	11%
Medical	24	23	4%	105	101	4%

Total benefits and interest credited	$269	$236	14%	$824	$748	10%

Loss Ratios by Product Line
Life	74.0%	71.2%		72.7%	73.3%
Disability	68.6%	65.0%		67.6%	66.9%
Dental	75.9%	74.9%		79.2%	77.8%
Total non-medical	71.6%	68.6%		70.9%	70.7%
Medical	86.2%	82.8%		87.7%	87.5%

Note: Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Management focuses on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time. We believe that loss ratios in the 71-74% range are more representative of longer-term expectations for the composite non-medical portion of this segment. We expect normal fluctuations in this range, as claim experience is inherently uncertain, and there can be no assurance that experience will fall inside this expected range.

Comparison of the Three Months Ended September 30, 2008 to 2007

We experienced exceptional claim experience on our total non-medical products during 2007 that we did not believe was sustainable. The experience during 2008 was less favorable, but still on the low end of our expected range.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Our total non-medical loss ratio remained relatively flat and was within our expected range. Our life loss ratio benefited from favorable waiver claims experience. Our disability loss ratio was affected by unfavorable termination and incidence experience, but was still well below our expected range.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$44	$40	10%	$132	$121	9%
General and administrative expenses	43	38	13%	125	108	16%
Taxes, licenses and fees	9	8	13%	28	27	4%

Total expenses incurred	96	86	12%	285	256	11%
DAC and VOBA deferrals	(13)	(13)	0%	(40)	(38)	-5%

Total expenses recognized before amortization	83	73	14%	245	218	12%
DAC and VOBA amortization, net of interest	9	8	13%	26	22	18%

Total underwriting, acquisition, insurance and other expenses	$92	$81	14%	$271	$240	13%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.5%	3.9%		3.5%	3.7%

Expenses, excluding broker commissions, that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business. Broker commissions, which vary with and are related to paid premiums, are expensed as incurred. The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

Comparison of the Three Months Ended September 30, 2008 to 2007

The increase in underwriting, acquisition, insurance and other expenses was in line with the increase in insurance premiums.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in underwriting, acquisition, insurance and other expenses was in line with the increase in insurance premiums and was attributable to growth in our business in force, higher 401(k) expenses, elevated costs associated with investments in strategic initiatives and an increase in the allocation of expenses to this segment. Partially offsetting the increase in expenses were higher deferrals, driven by strategic sales expenses.

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

Income from Operations

Details underlying the results for Investment Management (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Investment advisory fees – external	$68	$89	-24%	$220	$272	-19%
Investment advisory fees – inter-segment	21	23	-9%	61	67	-9%
Other revenues and fees	21	38	-45%	73	112	-35%

Total operating revenues	110	150	-27%	354	451	-22%
Operating Expenses
Underwriting, acquisition, insurance and other expenses	102	116	-12%	303	374	-19%

Income from operations before taxes	8	34	-76%	51	77	-34%
Federal income taxes	3	12	-75%	19	28	-32%

Income from operations	$5	$22	-77%	$32	$49	-35%

Pre-tax operating margin (1)	7%	23%		14%	17%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenues.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

Income from operations decreased due primarily to the following:

•

A reduction in investment advisory fees and other revenue and fees due to lower assets under management resulting from equity market declines, negative net flows and the sale of certain institutional fixed income business; and

•	Negative returns on seed capital driven by equity market declines.

The decrease in income from operations was partially offset by lower expenses due to exiting certain businesses, lower asset-based expenses and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.

The foregoing items are discussed further below following “Impact of Current Market Conditions.”

Impact of Current Market Conditions

The October 2008 daily average of the S&P 500 Index® declined 17% from its value as of September 30, 2008, negatively impacting our assets under management and seed capital investments. Consequently, we expect lower earnings in the fourth quarter as a result of lower investment advisory fees and negative returns on seed capital, partially offset by lower asset-based expenses.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this report.

Investment Advisory Fees

Details underlying assets under management and net flows (in millions) were as follows:

	As of September 30,		Change
	2008	2007
Assets Under Management
Retail – equity	$21,256	$33,131	-36%
Retail – fixed	11,306	10,403	9%

Total retail	32,562	43,534	-25%

Institutional – equity	14,945	22,108	-32%
Institutional – fixed	10,155	23,898	-58%

Total institutional	25,100	46,006	-45%

Inter-segment assets – retail and institutional	8,937	10,176	-12%
Inter-segment assets – general account	63,531	67,324	-6%

Total inter-segment assets	72,468	77,500	-6%

Total assets under management	$130,130	$167,040	-22%

Total Sub-Advised Assets, Included Above
Retail	$11,168	$16,380	-32%
Institutional	3,035	4,734	-36%

Total sub-advised assets	$14,203	$21,114	-33%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Flows – External (1) (2)
Retail equity sales	$800	$1,268	-37%	$3,335	$5,026	-34%
Retail equity redemptions and transfers	(2,437)	(1,894)	-29%	(7,233)	(6,225)	-16%

Retail equity net flows	(1,637)	(626)	NM	(3,898)	(1,199)	NM

Retail fixed income sales	1,137	1,029	10%	3,725	3,237	15%
Retail fixed income redemptions and transfers	(863)	(656)	-32%	(2,735)	(2,065)	-32%

Retail fixed income net flows	274	373	-27%	990	1,172	-16%

Total retail sales	1,937	2,297	-16%	7,060	8,263	-15%
Total retail redemptions and transfers	(3,300)	(2,550)	-29%	(9,968)	(8,290)	-20%

Total retail net flows	(1,363)	(253)	NM	(2,908)	(27)	NM

Institutional equity inflows	688	689	0%	2,222	2,725	-18%
Institutional equity withdrawals and transfers	(1,924)	(1,132)	-70%	(3,815)	(4,914)	22%

Institutional equity net flows	(1,236)	(443)	NM	(1,593)	(2,189)	27%

Institutional fixed income inflows	551	2,215	-75%	1,030	5,188	-80%
Institutional fixed income withdrawals and transfers	(1,068)	(1,219)	12%	(2,154)	(2,894)	26%

Institutional fixed income net flows	(517)	996	NM	(1,124)	2,294	NM

Total institutional inflows	1,239	2,904	-57%	3,252	7,913	-59%
Total institutional redemptions and transfers	(2,992)	(2,351)	-27%	(5,969)	(7,808)	24%

Total institutional net flows	(1,753)	553	NM	(2,717)	105	NM

Total sales/inflows	3,176	5,201	-39%	10,312	16,176	-36%
Total redemptions and transfers	(6,292)	(4,901)	-28%	(15,937)	(16,098)	1%

Total net flows	$(3,116)	$300	NM	$(5,625)	$78	NM

(1)

Includes Delaware Variable Insurance Product (“VIP”) funds. Lincoln Financial insurance subsidiaries as well as unaffiliated insurers participate in these funds. In addition, sales/inflows includes contributions, dividend reinvestments and transfers in kind, and redemptions/transfers includes dividends and capital gain distributions.

(2)

Excludes $12.3 billion in institutional fixed income business sold to an unaffiliated investment management company in the fourth quarter of 2007 and $154 million of 529 Plan assets transferred to an unaffiliated 529 Plan provider in the second quarter of 2007 because we do not consider these to be net flows.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Flows – Inter-Segment (1)
Total sales/inflows (2)	$812	$544	49%	$1,905	$1,753	9%
Total redemptions and transfers (3)	(1,028)	(754)	-36%	(2,250)	(2,254)	0%

Total net flows	$(216)	$(210)	-3%	$(345)	$(501)	31%

(1)

Includes net flows from retail and institutional and excludes net flows from the general account. Also, it excludes the transfer of $3.0 billion in assets to another internal advisor, $780 million in assets to Other Operations for the nine months ended September 30, 2007, and the transfer in of $709 million in assets primarily from another internal advisor in the third quarter of 2008, because we do not consider these to be net flows.

(2)	Includes contributions, dividend reinvestments and transfers in kind.
(3)	Includes dividends and capital gains distributions.

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Average daily S&P 500 Index®	1,255.42	1,489.60	-16%	1,325.03	1,470.65	-10%

Investment advisory fees are generally a function of the rates priced into the product and our average assets under management, which is driven by net flows and capital markets. Investment advisory fees – external include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses.

Investment advisory fees – inter-segment consists of fees for asset management services this segment provides to Retirement Solutions and Insurance Solutions for managing general account assets supporting fixed income products, surplus and separate account assets. These inter-segment amounts are not reported on our Consolidated Statements of Income as they are eliminated along with the associated expenses incurred by Retirement Solutions and Insurance Solutions. Retirement Solutions and Insurance Solutions report the cost as a reduction to net investment income, which is the same methodology that would be used if these services were provided by an external party.

The level of net flows may vary considerably from period to period, and therefore results in one period are not indicative of net flows in subsequent periods.

Comparison of the Three Months Ended September 30, 2008 to 2007

Investment advisory fees – external decreased due primarily to lower third-party average assets under management as a result of equity market declines, negative net flows and the impact of the fixed income transaction, as discussed below. Market value changes on assets under management in the third quarter of 2008 were $(3.4) billion in retail and $(2.6) billion in institutional compared to $520 million in retail and $1.2 billion in institutional for the same period in 2007.

On October 31, 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. As a result of this transaction, assets under management decreased by $12.3 billion, which resulted in a $5 million decrease to investment advisory fees – external in the third quarter of 2008. We expect a similar impact in the fourth quarter of 2008.

Investment advisory fees – inter-segment decreased due to lower average inter-segment assets under management as a result of market declines and negative net flows.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Investment advisory fees – external decreased due primarily to lower third-party average assets under management as a result of equity market declines, negative net flows and lower advisory revenues of $14 million as a result of the 2007 fixed income transaction, as discussed above. Market value changes on assets under management in the first nine months of 2008 were $(6.9) billion in retail and $(5.5) billion in institutional compared to $3.2 billion in retail and $2.8 billion in institutional for the same period in 2007.

Investment advisory fees – inter-segment decreased due to lower average inter-segment assets under management as a result of market declines, negative net flows and as a result of the transition of the investment advisory role for the Lincoln Variable Insurance Trust product effective May 1, 2007, to Retirement Solutions. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management will continue to manage certain of the assets as a sub-advisor. As a result of this change, Investment Management’s assets under management decreased by $3.0 billion; however, there was no impact to our consolidated assets under management or consolidated net income.

Other Revenues and Fees

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

Other revenues and fees decreased for the three and nine months ended September 30, 2008 and 2007, partly due to a $7 million and $16 million decrease, respectively, in the return on seed capital due to unfavorable equity markets. Seed capital investments are important to establishing a track record for products that will later be sold to investors. These investments are valued at market value each reporting period and the change in market value impacts other revenues. Other revenues and fees were also negatively impacted by the loss of fees from the movement of the investment accounting function to a third party and by lower 12b-1 revenue related to lower average assets under management.

Operating Expenses

Comparison of the Three Months Ended September 30, 2008 to 2007

Operating expenses decreased due primarily to selling certain fixed income business to an unaffiliated investment management company and transitioning the investment accounting function to a third party. Also, accruals for variable compensation based on revenue and results decreased. These reductions were partially offset by an accrual for legal expenses.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Operating expenses decreased due primarily to the elimination of certain expenses as a result of transferring the investment advisory role of Lincoln Variable Insurance Trust to another internal advisor, selling certain fixed income business to an unaffiliated investment management company and transitioning the investment accounting function to a third party. Also, accruals for variable compensation based on revenue and results have decreased. In addition, in 2007, a new closed-end fund was launched. Costs associated with the launch of this fund were $5 million.

RESULTS OF LINCOLN UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products including retirement income products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this report.

Income from Operations

Details underlying the results for Lincoln UK (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$19	$26	-27%	$64	$74	-14%
Insurance fees	40	42	-5%	138	138	0%
Net investment income	21	21	0%	61	60	2%

Total operating revenues	80	89	-10%	263	272	-3%

Operating Expenses
Benefits	27	30	-10%	87	100	-13%
Underwriting, acquisition, insurance and other expenses	34	43	-21%	113	121	-7%

Total operating expenses	61	73	-16%	200	221	-10%

Income from operations before taxes	19	16	19%	63	51	24%
Federal income taxes	7	6	17%	22	18	22%

Income from operations	$12	$10	20%	$41	$33	24%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling
Average for the period	1.897	2.025	-6%	1.957	1.993	-2%
End-of-period	1.778	2.046	-13%	1.778	2.046	-13%

Comparison of the Three Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, income from operations for this segment increased 28% due primarily to the following:

•	An unfavorable adjustment in 2007 to our mis-selling reserves; and

•	The recording of a Value Added Tax (“VAT”) refund in 2008.

The increase in income from operations was partially offset by the following:

•	A reduction in premiums due to declines in the annuitization of vesting pension policies and the face amount of our insurance in force attributable to the maturity of the block of business; and

•

A $3 million unfavorable prospective unlocking (a $13 million unfavorable unlocking from model refinements net of a $10 million favorable unlocking from assumption changes) of DAC, VOBA and DFEL in 2008 compared to a $2 million favorable prospective unlocking (a $4 million favorable unlocking from assumption changes net of a $2 million unfavorable unlocking from model refinements) in 2007.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, income from operations for this segment increased 27% due primarily to the following:

•	A favorable adjustment in 2008 to our mis-selling reserves;

•	An unfavorable adjustment in 2007 to our mis-selling reserves; and

•	The recording of a VAT refund in 2008.

The increase in income from operations was partially offset by the following:

•	A reduction in premiums due to declines in the annuitization of vesting pension policies and the face amount of our insurance in force attributable to the maturity of the block of business; and

•	The impact of prospective unlocking discussed above.

The foregoing items are discussed further below.

Insurance Premiums

Insurance premiums are primarily a function of the rates priced into the product and face amount of our insurance in force.

Comparison of the Three Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, insurance premiums decreased 22%, primarily reflecting a decrease in the annuitization of vesting pension policies, partially offset by a decrease in benefits.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, insurance premiums decreased 12%, primarily reflecting a decrease in the annuitization of vesting pension policies, partially offset by a decrease in benefits.

Our annualized policy lapse rate as of the third quarter of 2008 was 6.3% as compared to 6.5% for the corresponding period in 2007, as measured by the number of policies in force.

Insurance Fees

Details underlying insurance fees, business in force and unit-linked assets (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Insurance Fees
Mortality assessments	$9	$9	0%	$27	$28	-4%
Expense assessments	27	21	29%	94	86	9%
DFEL:
Deferrals	(1)	(1)	0%	(2)	(2)	0%
Amortization, net of interest:
Prospective unlocking – assumption changes	(1)	(3)	67%	(1)	(3)	67%
Prospective unlocking – model refinements	—	8	-100%	—	8	-100%
Retrospective unlocking	—	—	NM	—	(1)	100%
Other amortization, net of interest	6	8	-25%	20	22	-9%

Total insurance fees	$40	$42	-5%	$138	$138	0%

	As of September 30,
	2008	2007	Change
Individual life insurance in force	$15,605	$19,757	-21%

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Unit-Linked Assets
Balance at beginning-of-period	$7,833	$9,168	-15%	$8,850	$8,757	1%
Deposits	81	79	3%	242	247	-2%
Withdrawals and deaths	(189)	(251)	25%	(629)	(742)	15%

Net flows	(108)	(172)	37%	(387)	(495)	22%
Investment income and change in market value	(304)	25	NM	(1,062)	531	NM
Foreign currency adjustment	(836)	171	NM	(816)	399	NM

Balance at end-of-period	$6,585	$9,192	-28%	$6,585	$9,192	-28%

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

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

Excluding the effects of the exchange rate and unlocking, insurance fees increased 18% and 6% in the three and nine months ended September 30, 2008, respectively, as compared to the corresponding periods in 2007 due primarily to a $9 million correction in the third quarter of 2007 that reduced expense assessments in 2007 and higher U.K. Department of Work and Pensions premiums, partially offset by lower dividend income, lower equity gains and decreasing bond values resulting in a reduced linked tax deduction from the unit-linked account. Excluding the effect of the exchange rate, individual life insurance in force decreased 9%, and unit linked assets decreased 18%, which also contributed to a reduction in linked fees.

The three and nine months ended September 30, 2007, had unfavorable prospective unlocking – assumption changes related primarily to refinements to the methodology regarding future expectations of investment income and expenses offset by the expected mortality experience in the future.

Net Investment Income

We use our interest income to build the associated policy reserves, which is a function of our insurance premiums and the yields on our invested assets.

Comparison of the Three Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, net investment income increased by 7%, due primarily to increased investments in short-term bonds and interest due on the VAT refund.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, net investment income increased by 4%, due primarily to increased investments in short-term bonds and interest due on the VAT refund.

Benefits

Benefits for this segment include claims incurred during the period in excess of the associated account balance for its unit-linked products. Benefits are recognized when incurred.

Comparison of the Three Months Ended September 30, 2008 to 2007

Excluding the effects of the exchange rate, benefits decreased 4% due primarily to an increase in 2007 in mis-selling reserves and a decrease in reserves due to lower levels of vested annuity premiums, partially offset by an increase from unfavorable claim experience and lower reinsurance recoveries.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Excluding the effects of the exchange rate, benefits decreased 11% due primarily to a reduction in the liability for mis-selling practices following a favorable finding in the second quarter of 2008 by the U.K. Financial Ombudsman Service regarding Lincoln UK’s time barring of claims compared to an increase in the liability for mis-selling practices in 2007, a one-time reduction in the death claim reserve following a reconciliation of previously paid claims and a decrease in reserves due to lower levels of vested annuity premiums. These decreases were partially offset by an unfavorable tax reserve adjustment and lower reinsurance recoveries.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$1	$1	0%	$3	$3	0%
General and administrative expenses	23	27	-15%	74	80	-8%

Total expenses incurred	24	28	-14%	77	83	-7%
DAC and VOBA deferrals	(1)	(1)	0%	(2)	(3)	33%

Total expenses recognized before amortization	23	27	-15%	75	80	-6%
DAC and VOBA amortization, net of interest:
Prospective unlocking – assumption changes	(16)	(9)	-78%	(16)	(9)	-78%
Prospective unlocking – model refinements	20	11	82%	20	11	82%
Retrospective unlocking	(2)	(1)	-100%	(3)	(2)	-50%
Other amortization, net of interest	9	15	-40%	37	41	-10%

Total underwriting, acquisition, insurance and other expenses	$34	$43	-21%	$113	$121	-7%

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

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

Excluding the effect of the exchange rate, general and administrative expenses decreased 9% and 6% for the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007, respectively, due primarily to a refund of VAT based on approval of our claim by Customs and Excise.

The three and nine months ended September 30, 2008, had favorable prospective unlocking – assumption changes related primarily to lower maintenance costs and higher persistency than our model projections assumed. The three and nine months ended September 30, 2007, had favorable prospective unlocking – assumption changes related primarily to changes in investment income, expense and mortality expectations.

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance, which was sold to Swiss Re in 2001, corporate debt and corporate reinsurance. We are actively managing our remaining radio station clusters to maximize performance and future value. Other Operations also includes the Institutional Pension business, which was previously reported in Employer Markets – Retirement Products prior to our segment realignment discussed in “Introduction – Executive Summary.” The Institutional Pension business is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off.

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Operating Revenues
Insurance premiums	$1	$1	0%	$4	$3	33%
Net investment income	90	93	-3%	277	271	2%
Amortization of deferred gain on business sold through reinsurance	19	19	0%	55	56	-2%
Media revenues (net)	21	27	-22%	66	80	-18%
Other revenues and fees	1	(4)	125%	—	2	-100%
Inter-segment elimination of investment advisory fees	(21)	(23)	9%	(61)	(67)	9%

Total operating revenues	111	113	-2%	341	345	-1%

Operating Expenses
Interest credited	43	48	-10%	131	137	-4%
Benefits	31	36	-14%	88	110	-20%
Media expenses	14	13	8%	45	43	5%
Other expenses	33	52	-37%	120	116	3%
Interest and debt expenses	69	68	1%	209	204	2%
Inter-segment elimination of investment advisory fees	(21)	(23)	9%	(61)	(67)	9%

Total operating expenses	169	194	-13%	532	543	-2%

Loss from operations before taxes	(58)	(81)	28%	(191)	(198)	4%
Federal income taxes	(19)	(32)	41%	(64)	(83)	23%

Loss from operations	$(39)	$(49)	20%	$(127)	$(115)	-10%

Comparison of the Three Months Ended September 30, 2008 to 2007

Loss from operations for this segment decreased due primarily to the following:

•	Lower other expenses due primarily to higher merger-related expenses in 2007 and a separation benefit recorded in the third quarter of 2007, partially offset by increases in litigation expense; and

•	Unfavorable mortality in our Institutional Pension business in the third quarter of 2007.

The decrease in loss from operations was partially offset by the following:

•	Lower media earnings related primarily to lower advertising revenues caused by market conditions; and

•	Less favorable tax items that impacted the effective tax rate.

Comparison of the Nine Months Ended September 30, 2008 to 2007

Loss from operations for this segment increased due primarily to the following:

•	Lower media earnings related primarily to lower advertising revenues caused by market conditions;

•

Higher other expenses attributable primarily to the impact of the one-time curtailment gain recorded in the second quarter of 2007 related to our employee pension plan and the relocation costs associated with the move of our corporate office, partially offset by a separation benefit recorded in the third quarter of 2007 and lower merger-related expenses in 2008;

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

•	Unfavorable mortality in our Institutional Pension business in 2007.

Certain of the foregoing items are discussed further below following “Impact of Current Market Conditions.”

Impact of Current Market Conditions

•

Media earnings continue to experience deterioration as customers reduce their advertising expenses in response to the credit markets. Due to seasonality, the fourth quarter is generally our strongest quarter; however, expectations for this year are that fourth quarter will be the lowest quarter in 2008 given the current economic conditions;

•

Investment income is expected to be lower as a result of lower dividend income from our holdings of Bank of America common stock, following its announcement in early October to reduce its dividend rate by half; and

•	Additional other-than-temporary impairments that will further reduce investment income for this segment. See below for further detail on this impact.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” in this report.

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

Comparison of the Three Months Ended September 30, 2008 to 2007

The decrease in net investment income was attributable to a decrease in invested assets that was driven by share repurchases, dividends paid to stockholders and transfers to other segments for other-than-temporary impairments. The decrease in invested assets from these items exceeded distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt. In addition, decreases in income on standby real estate equity commitments unfavorably impacted net investment income, partially offset by the favorable impact from decreases in collateral under securities loaned.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in net investment income was attributable to an increase in invested assets that was driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt. These items exceeded the amount of share repurchases, dividends paid to stockholders and transfers to other segments for other-than-temporary impairments. In addition, increases in our inter-segment cash management account payable and decreases in income on standby real estate commitments unfavorably impacted net investment income, partially offset by the favorable impact from decreases in collateral under securities loaned.

Benefits

Benefits are recognized when incurred for Institutional Pension products.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The decrease in benefits was a result of unfavorable mortality in our Institutional Pension business in the second and third quarters of 2007.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Other Expenses
Merger-related expenses	$13	$30	-57%	$44	$75	-41%
Branding	8	8	0%	27	24	13%
Retirement Income Security Ventures	4	3	33%	9	6	50%
Taxes, licenses and fees	2	4	-50%	5	8	-38%
Other	6	7	-14%	35	3	NM

Total other expenses	$33	$52	-37%	$120	$116	3%

Other expenses for Other Operations includes expenses that are corporate in nature such as merger-related expenses, restructuring costs, branding, charitable contributions, certain litigation reserves, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations, excluding those associated with our inter-segment investment advisory fees.

Comparison of the Three Months Ended September 30, 2008 to 2007

The decrease in other expenses was attributable primarily to the effect of decreased merger-related expenses because of higher system integration work related to our administrative systems in 2007, as well as a separation benefit related to the retirement of certain key executives in 2007. These decreases were partially offset by increases in litigation and facilities expense.

Comparison of the Nine Months Ended September 30, 2008 to 2007

The increase in other expenses was attributable primarily to the impact of the one-time curtailment gain recorded in the second quarter of 2007 related to our employee pension plan and relocation costs associated with the move of our corporate office and an increase in incentive compensation expense, strategic costs and facilities expense. These increases in other expenses were partially offset by a decrease in merger-related expenses as a result of higher system integration work related to our administrative systems in 2007 and a separation benefit related to the retirement of certain key executives recorded in the third quarter of 2007.

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

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The increase in interest and debt expense was due primarily to an increase in our average outstanding debt balance in 2008 as compared to 2007, partially offset by decrease in interest rates on our variable rate borrowings. The increased debt was primarily the result of: $450 million issued in the third quarter of 2008 to repay maturing debt, to fund reductions in our outstanding commercial paper balances and for general corporate purposes; and $375 million issued in the fourth quarter of 2007 to fund a captive reinsurance company (calculated under AG38), which was created for the purpose of reinsuring liabilities of our existing insurance affiliates, related primarily to statutory reserves on UL products with secondary guarantees.

Federal Income Tax Benefit

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The decrease in the federal income tax benefit was due to less favorable tax items that impacted the effective tax rate related primarily to changes in tax preferred investments.

REALIZED LOSS

Details underlying realized loss, after-DAC (1) (in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
Pre-Tax	2008	2007		2008	2007
Operating realized gain:
Indexed annuity net derivatives results	$2	$—	NM	$—	$2	-100%
GLB	11	2	NM	27	4	NM
GDB hedge cost	39	(1)	NM	47	(3)	NM

Total operating realized gain	52	1	NM	74	3	NM

Realized loss related to certain investments	(314)	(35)	NM	(480)	(18)	NM
Gain (loss) on certain reinsurance derivative/trading securities	(2)	(1)	-100%	—	3	-100%
GLB net derivatives results	89	(24)	NM	85	(10)	NM
GDB derivatives results	(33)	—	NM	(41)	1	NM
Indexed annuity forward-starting option	2	(6)	133%	9	(3)	NM
Gain on sale of subsidiaries/businesses	2	—	NM	6	—	NM

Total excluded realized loss	(256)	(66)	NM	(421)	(27)	NM

Total realized loss	$(204)	$(65)	NM	$(347)	$(24)	NM

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
After-Tax	2008	2007		2008	2007
Operating realized gain:
Indexed annuity net derivatives results	$1	$—	NM	$—	$1	-100%
GLB	7	1	NM	18	3	NM
GDB hedge cost	25	(1)	NM	31	(2)	NM

Total operating realized gain	33	—	NM	49	2	NM

Realized loss related to certain investments	(203)	(23)	NM	(311)	(11)	NM
Gain (loss) on certain reinsurance derivative/trading securities	(1)	—	NM	—	2	-100%
GLB net derivatives results	58	(15)	NM	54	(6)	NM
GDB derivative results	(22)	—	NM	(27)	1	NM
Indexed annuity forward-starting option	1	(4)	125%	6	(2)	NM
Gain on sale of subsidiaries/businesses	1	—	NM	4	—	NM

Total excluded realized loss	(166)	(42)	NM	(274)	(16)	NM

Total realized loss	$(133)	$(42)	NM	$(225)	$(14)	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

Operating Realized Gain

Details underlying operating realized gain (dollars in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 Index® call options	$42	$(4)	NM	$167	$(37)	NM
Change in fair value of embedded derivatives	(37)	4	NM	(167)	42	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL	(3)	—	NM	—	(3)	100%

Total indexed annuity net derivatives results	2	—	NM	—	2	-100%

GLB
Attributed fee in excess of the net valuation premium	18	4	NM	51	10	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Retrospective unlocking (2)	4	—	NM	7	—	NM
Other amortization	(11)	(2)	NM	(31)	(6)	NM

Total GLB	11	2	NM	27	4	NM

GDB hedge cost
Pre-DAC (1) amount	51	(2)	NM	66	(5)	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Retrospective unlocking (2)	18	—	NM	19	—	NM
Other amortization	(30)	1	NM	(38)	2	NM

Total GDB hedge cost	39	(1)	NM	47	(3)	NM

Total Operating Realized Gain	$52	$1	NM	$74	$3	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

•

GLB – Represents the portion of the GLB rider fees calculated as the attributed fees in excess of the net valuation premium. Net valuation premium represents a level portion of rider fees required to fund potential claims for living benefits. The attributed fees are the fees used in the calculation of the embedded derivative.

•

GDB hedge cost – Represents the change in the fair value of the derivatives that offsets the benefit ratio unlocking of our SOP 03-1 reserves on our GDB riders, including our expected cost of the hedging instruments.

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

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (dollars in millions) were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$21	$13	62%	$58	$36	61%

Change in reserves hedged :
Prospective unlocking – assumption changes	80	(6)	NM	80	(6)	NM
Prospective unlocking – model refinements	—	8	-100%	—	8	-100%
Other	(651)	(123)	NM	(812)	(49)	NM
Change in market value of derivative assets	319	67	NM	388	(6)	NM

Hedge program ineffectiveness	(252)	(54)	NM	(344)	(53)	NM

Change in reserves not hedged (NPR Component)	372	—	NM	481	—	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Prospective unlocking – assumption changes	(31)	—	NM	(31)	—	NM
Retrospective unlocking (2)	(69)	(7)	NM	(59)	(1)	NM
Other amortization	48	24	100%	14	8	75%
Loss from the initial impact of adopting SFAS 157, after-DAC (1)	—	—	NM	(34)	—	NM

Total GLB net derivatives results	$89	$(24)	NM	$85	$(10)	NM

GDB Derivatives Results
Benefit ratio unlocking of SOP 03-1 reserves	$(51)	$2	NM	$(67)	$5	NM
Change in fair value of derivatives, excluding expected cost of hedging instruments	8	(2)	NM	10	(3)	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Retrospective unlocking (2)	(16)	—	NM	(17)	—	NM
Other amortization	26	—	NM	33	(1)	NM

Total GDB derivatives results	$(33)	$—	NM	$(41)	$1	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

The GLB guarantees in our variable annuity products are considered embedded derivatives and are recorded on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for GLBs. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur. When we assess the effectiveness of our hedge program, we exclude the impact of the change in the liability not hedged. This reserve represents the portion of our GLB liabilities related to the NPR required by SFAS 157. This component of the liability is not included in our hedging program. The impact of the change in NPR has had the effect of reducing our GLB liabilities on our balance sheet by $481 million since the adoption of SFAS 157 on January 1, 2008. For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above. For additional information on our hedge program see “Reinsurance” below.

Comparison of the Three and Nine Months Ended September 30, 2008 to 2007

The GLB hedge program ineffectiveness, excluding the impact of unlocking, in 2008 was attributable primarily to current period unfavorable fund performance of our hedges designed to mitigate our basis risk over the long-term, unfavorable and volatile capital market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate, and losses from the strengthening of the dollar as compared to the euro, pound and yen. A large portion of our third quarter hedge ineffectiveness was attributable to four days in September including the first market day after the Lehman bankruptcy and the day the House originally failed to pass the original EESA legislation. The ineffectiveness in the quarter can be attributed to a combination of basis risk, currency movements and the impact of extreme intra-day volatility. These same conditions have continued into the month of October. We are focused on managing the long-term performance of the hedge program recognizing that any material potential claims under the GLBs are approximately a decade in the future.

The increased GLB hedge program ineffectiveness in 2008 was more than offset by the gains attributable to the SFAS 157 NPR adjustments attributable primarily to our widening credit spreads.

The third quarter of 2008 had favorable GLB change in reserves hedged on our prospective unlocking due to assumption changes reflecting primarily updates to implied ultimate volatility. The third quarter of 2007 had unfavorable GLB change in reserves hedged prospective unlocking due to assumption changes reflecting improved persistency experience.

The third quarter of 2008 had unfavorable GLB DAC, VOBA, DSI and DFEL prospective unlocking reflecting the impact of incorporating the related GLB gross profits due to the change in reserves hedged prospective unlocking discussed above into the DAC, VOBA, DSI and DFEL models.

The unfavorable GDB derivatives results, excluding the retrospective unlocking of DAC, VOBA, DSI and DFEL were driven primarily by current period unfavorable fund performance of our hedges designed to mitigate our basis risk over the long-term, losses from the strengthening of the dollar as compared to the euro, pound and yen, and unfavorable and volatile capital market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate.

See “Market Risk – Credit Risk” for information on our counterparty exposure.

Indexed Annuity Forward-Starting Option

A detail underlying indexed annuity forward-starting option (dollars in millions) was as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts:
Prospective unlocking – assumption changes	$—	$1	-100%	$—	$1	-100%
Other	4	(14)	129%	(2)	(8)	75%
Associated amortization expense of DAC, VOBA, DSI and DFEL	(2)	7	NM	1	4	-75%
Gain from the initial impact of adopting SFAS 157, after-DAC (1)	—	—	NM	10	—	NM

Total	$2	$(6)	133%	$9	$(3)	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.

The liability for the forward-starting option reflects changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and SFAS 157. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indications of volatility and interest rates, which can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

Gain on Sale of Subsidiaries/Businesses

See “Acquisitions and Dispositions – Fixed Income Management Business” for details.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of Total Investments
	As of September 30, 2008	As of December 31, 2007	As of September 30, 2008	As of December 31, 2007
Investments
Available-for-sale securities:
Fixed maturity	$51,931	$56,276	76.5%	78.2%
Equity	493	518	0.7%	0.7%
Trading securities	2,393	2,730	3.5%	3.8%
Mortgage loans on real estate	7,688	7,423	11.3%	10.3%
Real estate	127	258	0.2%	0.4%
Policy loans	2,870	2,885	4.2%	4.0%
Derivative instruments	1,262	807	1.9%	1.1%
Alternative investments	826	799	1.2%	1.1%
Other investments	367	276	0.5%	0.4%

Total investments	$67,957	$71,972	100.0%	100.0%

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

	As of September 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Fixed Maturity Available-For-Sale Securities
Corporate bonds:
Financial services	$10,363	$52	$1,351	$9,064	17.4%
Basic industry	2,339	14	155	2,198	4.2%
Capital goods	2,675	24	116	2,583	5.0%
Communications	2,637	22	170	2,489	4.8%
Consumer cyclical	2,954	15	273	2,696	5.2%
Consumer non-cyclical	4,269	37	166	4,140	8.0%
Energy	2,937	47	143	2,841	5.5%
Technology	737	4	32	709	1.4%
Transportation	1,271	25	72	1,224	2.4%
Industrial other	680	7	26	661	1.3%
Utilities	8,374	71	471	7,974	15.3%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	797	7	460	344	0.7%
Commercial real estate collateralized debt obligations	61	—	12	49	0.1%
Credit card	165	—	23	142	0.3%
Home equity	1,183	1	316	868	1.7%
Manufactured housing	151	4	9	146	0.3%
Auto loan	—	—	—	—	0.0%
Other	204	1	9	196	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,588	10	280	2,318	4.5%
Collateralized mortgage obligations:
Agency backed	4,902	50	54	4,898	9.3%
Non-agency backed	2,146	—	568	1,578	3.0%
Mortgage pass-throughs:
Agency backed	1,756	20	6	1,770	3.4%
Non-agency backed	147	—	26	121	0.2%
Municipals:
Taxable	113	4	1	116	0.2%
Tax-exempt	5	—	—	5	0.0%
Government and government agencies:
United States	1,170	91	14	1,247	2.4%
Foreign	1,456	49	67	1,438	2.8%
Redeemable preferred stock	131	1	16	116	0.2%

Total available-for-sale – fixed maturity	56,211	556	4,836	51,931	100.0%

Equity Available-For-Sale Securities	612	9	128	493

Total available-for-sale securities	56,823	565	4,964	52,424
Trading Securities (1)	2,363	193	163	2,393

Total available-for-sale and trading securities	$59,186	$758	$5,127	$54,817

	As of December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	% Fair Value
Fixed Maturity Available-For-Sale Securities
Corporate bonds:
Financial services	$11,234	$187	$300	$11,121	19.8%
Basic industry	2,148	52	35	2,165	3.8%
Capital goods	2,665	66	16	2,715	4.8%
Communications	2,903	123	46	2,980	5.3%
Consumer cyclical	3,038	56	94	3,000	5.3%
Consumer non-cyclical	3,898	101	25	3,974	7.1%
Energy	2,688	121	14	2,795	5.0%
Technology	660	15	5	670	1.2%
Transportation	1,409	39	19	1,429	2.5%
Industrial other	710	22	6	726	1.3%
Utilities	8,051	195	77	8,169	14.5%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	996	8	205	799	1.4%
Commercial real estate collateralized debt obligations	42	—	4	38	0.1%
Mortgage-backed securities collateralized debt obligations	1	—	—	1	0.0%
Credit card	160	1	2	159	0.3%
Home equity	1,209	4	76	1,137	2.0%
Manufactured housing	161	7	5	163	0.3%
Auto loan	4	—	—	4	0.0%
Other	235	4	1	238	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,711	48	70	2,689	4.8%
Collateralized mortgage obligations:
Agency backed	4,547	74	19	4,602	8.2%
Non-agency backed	2,347	10	110	2,247	4.0%
Mortgage pass-throughs:
Agency backed	933	18	2	949	1.7%
Non-agency backed	153	1	4	150	0.3%
Municipals:
Taxable	133	5	—	138	0.2%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies:
United States	1,261	108	4	1,365	2.4%
Foreign	1,663	92	19	1,736	3.1%
Redeemable preferred stock	103	9	1	111	0.2%

Total available-for-sale – fixed maturity	56,069	1,366	1,159	56,276	100.0%

Equity Available-For-Sale Securities	548	13	43	518

Total available-for-sale securities	56,617	1,379	1,202	56,794
Trading Securities (1)	2,512	265	47	2,730

Total available-for-sale and trading securities	$59,129	$1,644	$1,249	$59,524

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

As of September 30, 2008, and December 31, 2007, 92.3% and 90.7%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. See Note 4 for ratings and maturity date information for our fixed maturity investment portfolio.

As more fully described in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based on this review, the cause of the $3.8 billion increase in our gross available-for-sale securities unrealized losses for the nine months ended September 30, 2008, was attributable primarily to a combination of reduced liquidity in several market segments and deterioration in credit fundamentals. We believe that the securities in an unrealized loss position as of September 30, 2008 were not other-than-temporarily impaired due to our ability and intent to hold for a period of time sufficient for recovery. For further information on our available-for-sales securities unrealized losses, see “Additional Details on our Unrealized Losses on Available-for-Sale Securities” below.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity available-for-sale security portfolio (in millions) was as follows:

NAIC Designation	Rating Agency Equivalent Designation	As of September 30, 2008			As of December 31, 2007
		Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
Investment Grade Securities
1	Aaa / Aa / A	$34,518	$32,178	62.0%	$34,648	$34,741	61.8%
2	Baa	18,431	16,999	32.7%	18,168	18,339	32.6%

		52,949	49,177	94.7%	52,816	53,080	94.4%
Below Investment Grade Securities
3	Ba	2,186	1,928	3.7%	2,184	2,159	3.8%
4	B	795	611	1.2%	787	783	1.4%
5	Caa and lower	240	175	0.3%	270	238	0.4%
6	In or near default	41	40	0.1%	12	16	0.0%

		3,262	2,754	5.3%	3,253	3,196	5.6%

Total securities		$56,211	$51,931	100.0%	$56,069	$56,276	100.0%

Securities below investment grade as a % of total fixed maturity available-for-sale securities		5.8%	5.3%		5.8%	5.7%

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

The estimated fair value for all private securities was $7.5 billion as of September 30, 2008, compared to $7.8 billion as of December 31, 2007, representing approximately 11% of total invested assets as of September 30, 2008, and December 31, 2007.

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

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. As of September 30, 2008, we did not have a significant amount of higher-risk mortgage-backed securities. A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates and relaxed underwriting standards for some originators of residential mortgage loans and home equity loans have recently led to higher delinquency rates, especially for loans originated in the past few years. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of our securities reflect the seniority of the securities that we own. Our RMBS had a market value of $9.4 billion and an unrealized loss of $923 million, or 10%, as of September 30, 2008. The unrealized loss was due primarily to deteriorating fundamentals and a general level of illiquidity in the market and resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $574 million and represented 1% of our total investment portfolio as of September 30, 2008. Investments rated A or above represented 91% of the subprime investments and $288 million in market value of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent most of the subprime exposure with trading securities being only $15 million, or 3%, as of September 30, 2008. The tables below summarize our investments in available-for-sale securities backed by pools of residential mortgages (in millions):

	Fair Value as of September 30, 2008
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass-throughs	$6,588	$1,146	$634	$—	$8,368
Asset-backed securities home equity	—	—	309	559	868

Total (1)	$6,588	$1,146	$943	$559	$9,236

Rating
AAA	$6,549	$915	$645	$385	$8,494
AA	20	125	119	104	368
A	19	46	44	19	128
BBB	—	47	91	47	185
BB and below	—	13	44	4	61

Total (1)	$6,588	$1,146	$943	$559	$9,236

Origination Year
2004 and prior	$3,183	$376	$337	$275	$4,171
2005	865	225	243	201	1,534
2006	361	186	310	83	940
2007	2,179	359	53	—	2,591

Total (1)	$6,588	$1,146	$943	$559	$9,236

(1)

Does not include the fair value of trading securities totaling $196 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $196 million in trading securities consisted of $158 million prime, $23 million Alt-A and $15 million subprime.

	Amortized Cost as of September 30, 2008
	Prime Agency	Prime/ Non - Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass throughs	$6,565	$1,500	$885	$—	$8,950
Asset-backed securities home equity	—	—	427	756	1,183

Total (1)	$6,565	$1,500	$1,312	$756	$10,133

Rating
AAA	$6,526	$1,103	$785	$469	$8,883
AA	20	175	170	152	517
A	18	106	75	32	231
BBB	1	78	144	94	317
BB and below	—	38	138	9	185

Total (1)	$6,565	$1,500	$1,312	$756	$10,133

Origination Year
2004 and prior	$3,167	$430	$399	$340	$4,336
2005	883	273	331	265	1,752
2006	361	272	471	151	1,255
2007	2,154	525	111	—	2,790

Total (1)	$6,565	$1,500	$1,312	$756	$10,133

(1)

Does not include the amortized cost of trading securities totaling $221 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $221 million in trading securities consisted of $167 million prime, $35 million Alt-A and $19 million subprime.

None of these investments include any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in available-for-sale securities backed by pools of consumer loan asset-backed securities (in millions):

	As of September 30, 2008
	Credit Card (1)		Auto Loans		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Rating
AAA	$119	$139	$—	$—	$119	$139
AA	—	—	—	—	—	—
BBB	23	26	—	—	23	26

Total (2)	$142	$165	$—	$—	$142	$165

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” section below and in Note 4.
(2)

Does not include the fair value of trading securities totaling $3 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $3 million in trading securities consisted of credit card securities.

The following summarizes our investments in available-for-sale securities backed by pools of commercial mortgages (in millions):

	As of September 30, 2008
	Multiple Property		Single Property		Commercial Real Estate Collateralized Debt Obligations		Total
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Type
Commercial mortgage-backed securities	$2,194	$2,422	$124	$166	$—	$—	$2,318	$2,588
Commercial real estate collateralized debt obligations	—	—	—	—	49	61	49	61

Total (1)	$2,194	$2,422	$124	$166	$49	$61	$2,367	$2,649

Rating
AAA	$1,553	$1,637	$68	$71	$27	$38	$1,648	$1,746
AA	372	419	—	—	3	3	375	422
A	151	187	51	72	19	20	221	279
BBB	95	140	5	23	—	—	100	163
BB and below	23	39	—	—	—	—	23	39

Total (1)	$2,194	$2,422	$124	$166	$49	$61	$2,367	$2,649

Origination Year
2004 and prior	$1,562	$1,647	$77	$80	$22	$23	$1,661	$1,750
2005	310	370	40	61	10	15	360	446
2006	192	242	7	25	17	23	216	290
2007	130	163	—	—	—	—	130	163

Total (1)	$2,194	$2,422	$124	$166	$49	$61	$2,367	$2,649

(1)

Does not include the fair value of trading securities totaling $95 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $95 million in trading securities consisted of $92 million commercial mortgage-backed securities and $3 million commercial real estate collateralized debt obligations.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of September 30, 2008
	Direct Exposure	Insured Bonds (1)	Total Amortized Cost	Total Unrealized Gain	Total Unrealized Loss	Total Fair Value
Monoline Name
AMBAC	$—	$272	$272	$2	$49	$225
ASSURED GUARANTY LTD	30	—	30	—	—	30
FGIC	3	100	103	—	31	72
FSA	—	68	68	1	5	64
MBIA	12	125	137	1	20	118
MGIC	11	7	18	1	4	15
PMI GROUP INC	27	—	27	—	12	15
RADIAN GROUP INC	19	—	19	—	9	10
SECURITY CAPITAL ASSURANCE LTD	1	—	1	1	—	2
XL CAPITAL LTD	73	73	146	1	27	120

Total (2)	$176	$645	$821	$7	$157	$671

(1)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 4.
(2)

Does not include the fair value of trading securities totaling $33 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $33 million in trading securities consisted of $10 million of direct exposure and $23 million of insured exposure. This table also excludes insured exposure totaling $15 million for a guaranteed investment tax credit partnership.

Credit-Linked Notes

As of September 30, 2008, and December 31, 2007, other contract holder funds on our Consolidated Balance Sheets included $600 million and $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively. LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies. One of the credit linked notes totaling $250 million was paid off at par in September 2008 and as a result, the related structure, including the funding agreement, was terminated. The two remaining credit-linked notes are asset-backed securities classified as corporate bonds in the tables in Note 4, and are reported as fixed maturity securities on our Consolidated Balance Sheets. An additional $300 million funding agreement was assumed as a result of the merger of Jefferson-Pilot, but was not invested into credit-linked notes. This $300 million funding agreement matured on June 2, 2008.

We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreement. Our credit-linked notes were created using a trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. The high quality asset in these transactions is a AAA-rated asset-backed security secured by a pool of credit card receivables.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments. Generally, based upon our models, the transactions can sustain anywhere from 6-10 defaults, depending on the transaction, in the underlying collateral pools with no loss to LNL. However, if that number of defaults is realized, any additional defaults will significantly impact our recovery. Once the subordination is completely exhausted, losses will be incurred on LNL’s investment. In general, the entire investment can be lost with 4-5 additional defaults. To date, there has been one default in the underlying collateral pool of the $400 million credit-linked note and two defaults in the underlying collateral pool of the $200 million credit-linked note. There has not been an event of default on the credit linked notes themselves and we believe our subordination remains sufficient to absorb future initial credit losses. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $600 million as of September 30, 2008.

As in the general markets, spreads on these transactions have widened, causing unrealized losses. As of September 30, 2008, we had unrealized losses of $421 million on the $600 million in credit-linked notes. As described more fully in Note 1 of our 2007 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review and the information in the paragraph above, we believe that these securities were not other-than-temporarily impaired as of September 30, 2008, and December 31, 2007. The following summarizes the fair value to amortized cost ratio of the credit-linked notes:

	As of October 31, 2008	As of September 30, 2008	As of December 31, 2007
Fair value	$104	$179	$660
Amortized cost	600	600	850
Fair value to amortized cost ratio	17%	30%	78%

The following summarizes the exposure of the credit-linked notes’ underlying collateral by industry and rating as of September 30, 2008:

Industry	AAA	AA	A	BBB	BB	B	Total
Telecommunications	0%	0%	5%	5%	0%	1%	11%
Financial intermediaries	0%	7%	2%	2%	0%	0%	11%
Oil and gas	0%	2%	2%	4%	0%	0%	8%
Insurance	0%	1%	3%	0%	0%	0%	4%
Utilities	0%	0%	4%	0%	0%	0%	4%
Chemicals and plastics	0%	0%	2%	2%	0%	0%	4%
Retailers, except food and drug	0%	0%	1%	2%	0%	0%	3%
Industrial equipment	0%	0%	3%	0%	0%	0%	3%
Sovereigns	0%	0%	1%	2%	0%	0%	3%
Other industry < 4% (32 industries)	2%	5%	20%	19%	3%	0%	49%

Total	2%	15%	43%	36%	3%	1%	100%

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of September 30, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Non-captive diversified	$92	23.7%	$194	32.0%	$102	47.2%
Banking	178	45.6%	222	36.5%	44	20.4%
Gaming	15	3.8%	43	7.1%	29	13.4%
Property and casualty	30	7.7%	50	8.3%	20	9.2%
Non-captive consumer	18	4.6%	28	4.6%	9	4.2%
Food and beverage	3	0.8%	7	1.2%	4	1.9%
Financial – other	6	1.5%	9	1.5%	3	1.4%
Real estate investment trusts	5	1.3%	7	1.2%	2	0.9%
Consumer cyclical services	2	0.5%	3	0.5%	2	0.9%
Entertainment	6	1.5%	8	1.3%	1	0.5%
Building materials	9	2.3%	9	1.5%	—	0.0%
Brokerage	1	0.3%	1	0.2%	—	0.0%
Collateralized mortgage obligations	13	3.3%	13	2.1%	—	0.0%
Media – non-cable	11	2.8%	11	1.8%	—	0.0%
ABS	1	0.3%	1	0.2%	—	0.0%

Total	$390	100.0%	$606	100.0%	$216	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Property and casualty	$33	30.5%	$48	35.8%	$15	57.7%
Collateralized mortgage obligations	17	15.7%	25	18.7%	8	30.8%
Commercial mortgage-backed securities	2	1.9%	5	3.7%	3	11.5%
ABS	6	5.6%	6	4.5%	—	0.0%
Non-captive consumer	37	34.3%	37	27.6%	—	0.0%
Banking	8	7.4%	8	6.0%	—	0.0%
Consumer cyclical services	5	4.6%	5	3.7%	—	0.0%

Total	$108	100.0%	$134	100.0%	$26	100.0%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of September 30, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$1,651	4.7%	$2,481	6.2%	$830	16.7%
Banking	3,851	11.0%	4,603	11.5%	752	15.1%
Collateralized mortgage obligations	3,393	9.7%	4,014	10.0%	621	12.5%
Commercial mortgage-backed securities	1,874	5.3%	2,153	5.4%	279	5.6%
Electric	3,340	9.5%	3,587	8.9%	247	5.0%
Non-captive diversified	375	1.1%	532	1.3%	157	3.2%
Pipelines	1,504	4.3%	1,638	4.1%	134	2.7%
Property and casualty insurers	864	2.5%	993	2.5%	129	2.6%
Brokerage	531	1.5%	654	1.6%	123	2.5%
Non-captive consumer	302	0.9%	391	1.0%	89	1.8%
Food and beverage	1,148	3.3%	1,233	3.1%	85	1.7%
Real estate investment trusts	822	2.3%	900	2.2%	78	1.6%
Distributors	870	2.5%	945	2.4%	75	1.5%
Retailers	654	1.9%	727	1.8%	73	1.5%
Wirelines	742	2.1%	814	2.0%	72	1.5%
Financial – other	444	1.3%	513	1.3%	69	1.4%
Paper	482	1.4%	543	1.4%	61	1.2%
Metals and mining	594	1.7%	654	1.6%	60	1.2%
Media – non-cable	632	1.8%	692	1.7%	60	1.2%
Gaming	245	0.7%	304	0.8%	59	1.2%
Independent	575	1.6%	633	1.6%	58	1.2%
Life	496	1.4%	550	1.4%	54	1.1%
Diversified manufacturing	704	2.0%	757	1.9%	53	1.1%
Home construction	256	0.7%	309	0.8%	53	1.1%
Integrated	392	1.1%	434	1.1%	42	0.8%
Entertainment	518	1.5%	556	1.4%	38	0.8%
Building materials	442	1.3%	478	1.2%	36	0.7%
Owned no guarantee	245	0.7%	281	0.7%	36	0.7%
Transportation services	388	1.1%	422	1.1%	34	0.7%
Chemicals	484	1.4%	518	1.3%	34	0.7%
Pharmaceuticals	572	1.6%	605	1.5%	33	0.7%
Technology	483	1.4%	515	1.3%	32	0.6%
Automotive	219	0.6%	251	0.6%	32	0.6%
Refining	216	0.6%	243	0.6%	27	0.5%
Health insurance	296	0.8%	322	0.8%	26	0.5%
Sovereigns	287	0.8%	313	0.8%	26	0.5%
Wireless	257	0.7%	283	0.7%	26	0.5%

	As of September 30, 2008
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
(Continued from Above)
Industrial other	395	1.1%	420	1.0%	25	0.5%
Non agency	121	0.3%	146	0.4%	25	0.5%
Oil field services	366	1.0%	388	1.0%	22	0.4%
Railroads	231	0.7%	253	0.6%	22	0.4%
Consumer products	360	1.0%	379	0.9%	19	0.4%
Healthcare	357	1.0%	376	0.9%	19	0.4%
Airlines	71	0.2%	88	0.2%	17	0.3%
Utility – other	112	0.3%	126	0.3%	14	0.3%
Media – cable	111	0%	125	0.3%	14	0.3%
Unassigned	65	0%	76	0.2%	11	0.2%
Packaging	168	0.5%	179	0.4%	11	0.2%
Industries with unrealized losses less than $10	1,638	4.6%	1,710	4.2%	72	1.6%

Total	$35,143	100.0%	$40,107	100.0%	$4,964	100.0%

	As of December 31, 2007
	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
ABS	$1,946	9.4%	$2,239	10.2%	$293	24.4%
Banking	3,147	15.0%	3,328	15.1%	181	15.1%
Collateralized mortgage obligations	2,881	13.8%	3,010	13.7%	129	10.8%
Commercial mortgage-backed securities	1,083	5.2%	1,153	5.2%	70	5.8%
Electric	1,406	6.8%	1,440	6.5%	34	2.9%
Property and casualty insurers	494	2.4%	528	2.4%	34	2.8%
Non-captive diversified	314	1.5%	347	1.6%	33	2.7%
Home construction	287	1.4%	319	1.5%	32	2.7%
Media – non-cable	223	1.1%	254	1.2%	31	2.6%
Retailers	443	2.1%	469	2.1%	26	2.2%
Non-captive consumer	258	1.2%	284	1.3%	26	2.2%
Pipelines	593	2.9%	614	2.8%	21	1.7%
Real estate investment trusts	572	2.8%	593	2.7%	21	1.7%
Paper	273	1.3%	291	1.3%	18	1.5%
Financial – other	354	1.7%	371	1.7%	17	1.4%
Brokerage	434	2.1%	449	2.0%	15	1.2%
Gaming	126	0.6%	140	0.6%	14	1.2%
Distributors	429	2.1%	442	2.0%	13	1.1%
Food and beverage	419	2.0%	431	2.0%	12	1.0%
Metals and mining	328	1.6%	338	1.5%	10	0.8%
Building materials	226	1.1%	236	1.1%	10	0.8%
Automotive	184	0.9%	194	0.9%	10	0.8%
Industries with unrealized losses less than $10	4,370	21.0%	4,522	20.6%	152	12.6%

Total	$20,790	100.0%	$21,992	100.0%	$1,202	100.0%

Unrealized Loss on Below-Investment-Grade Available-for-Sale Fixed Maturity Securities

Gross unrealized losses on available-for-sale below-investment-grade fixed maturity securities represented 11.0% and 12.1% of total gross unrealized losses on all available-for-sale securities as of September 30, 2008, and December 31, 2007, respectively. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining 89.0% and 87.9% of the gross unrealized losses as of September 30, 2008, and December 31, 2007, respectively, relate to investment grade available-for-sale securities. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2008.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

Aging Category	Ratio of Amortized Cost to Fair Value	As of September 30, 2008
		Fair Value	Amortized Cost	Unrealized Loss
< or = 90 days	70% to 100%	$481	$505	$24
	40% to 70%	—	—	—
	Below 40%	2	10	8

< or = 90 days total		483	515	32

>90 days but < or = 180 days	70% to 100%	478	520	42
	40% to 70%	12	19	7
	Below 40%	1	12	11

>90 days but < or = 180 days total		491	551	60

>180 days but < or = 270 days	70% to 100%	156	180	24
	40% to 70%	19	30	11
	Below 40%	2	9	7

>180 days but < or = 270 days total		177	219	42

>270 days but < or = 1 year	70% to 100%	139	160	21
	40% to 70%	23	39	16
	Below 40%	20	65	45

>270 days but < or = 1 year total		182	264	82

>1 year	70% to 100%	796	930	134
	40% to 70%	126	196	70
	Below 40%	31	156	125

>1 year total		953	1,282	329

Total below-investment-grade		$2,286	$2,831	$545

Aging Category	Ratio of Amortized Cost to Fair Value	As of December 31, 2007
		Fair Value	Amortized Cost	Unrealized Loss
< or = 90 days	70% to 100%	$446	$468	$22
	40% to 70%	—	1	1

< or = 90 days total		446	469	23

>90 days but < or = 180 days	70% to 100%	218	231	13
	40% to 70%	1	1	—

>90 days but < or = 180 days total		219	232	13

>180 days but < or = 270 days	70% to 100%	378	408	30

>180 days but < or = 270 days total		378	408	30

>270 days but < or = 1 year	70% to 100%	121	135	14

>270 days but < or = 1 year total		121	135	14

>1 year	70% to 100%	328	362	34
	40% to 70%	52	84	32

>1 year total		380	446	66

Total below-investment-grade		$1,544	$1,690	$146

Unrealized Loss on Fixed Maturity and Equity Securities Available-for-Sale in Excess of $10 million

As of September 30, 2008, available-for-sale fixed maturity and equity securities with gross unrealized losses greater than $10 million (in millions) for investment grade securities were as follows:

		As of September 30, 2008
	Average Length of Time in Loss Position	Fair Value	Amortized Cost	Unrealized Loss
Investment Grade
Credit-linked notes	>1 year	$122	$400	$278
Credit-linked notes	>1 year	57	200	143
Domestic bank and finance	>270 days but < = 1 year	420	522	102
Domestic bank and finance	>180 days but < or = 270 days	127	195	68
Domestic brokerage	>180 days but < or = 270 days	101	148	47
UK bank and finance	>270 days but < = 1 year	138	179	41
Domestic bank and finance	>1 year	74	113	39
Domestic finance	>180 days but < or = 270 days	43	82	39
Domestic brokerage	>180 days but < or = 270 days	163	198	35
Domestic bank and finance	>1 year	117	145	28
Domestic bank and finance	>180 days but < or = 270 days	117	144	27
International technology and services	>180 days but < or = 270 days	170	196	26
Domestic finance	>1 year	43	67	24
Mortgage related ABS	>1 year	22	46	24
Domestic bank and finance	>90 days but < or = 180 days	181	203	22
Domestic bank and finance	>180 days but < or = 270 days	139	161	22
Domestic bank and finance	>180 days but < or = 270 days	54	76	22
Domestic brokerage	>1 year	77	98	21
Domestic finance	>1 year	23	44	21
Mortgage related MBS	>270 days but < = 1 year	21	42	21
UK bank and finance	>270 days but < = 1 year	42	62	20
International communications	>1 year	175	194	19
International aircraft leasing	>270 days but < = 1 year	25	44	19
Domestic bank and finance	>1 year	35	54	19
Domestic bank and finance	>270 days but < = 1 year	40	59	19
UK bank and finance	>1 year	131	149	18
International beverage	>1 year	97	115	18
Mortgage related MBS	>1 year	19	37	18
Mortgage related MBS	>1 year	22	40	18
Domestic bank and finance	>1 year	29	46	17
Mortgage related ABS	>1 year	8	25	17
Property and casualty insurance	>1 year	56	72	16
International bank and finance	>1 year	86	102	16
International forestry	>1 year	82	98	16
Mortgage related MBS	>1 year	13	29	16
International real estate	>1 year	60	76	16
Domestic bank and finance	>1 year	69	85	16
UK bank and finance	>1 year	52	68	16
Property and casualty insurance	>90 days but < or = 180 days	56	72	16
Domestic retailer	>1 year	65	80	15
International finance	>180 days but < or = 270 days	88	103	15
Mortgage related MBS	>1 year	40	55	15
Domestic energy	>180 days but < or = 270 days	111	126	15
International energy	>90 days but < or = 180 days	97	111	14
Mortgage related MBS	>180 days but < or = 270 days	49	63	14

		As of September 30, 2008
	Length of Time in Loss Position	Fair Value	Amortized Cost	Unrealized Loss
(Continued from Above)
Investment Grade
Mortgage related MBS	>1 year	3	17	14
Mortgage related ABS	>1 year	26	40	14
International bank and finance	>180 days but < or = 270 days	16	30	14
Mortgage related ABS	>180 days but < or = 270 days	19	33	14
International energy	>270 days but < = 1 year	147	160	13
Domestic bank and finance	>90 days but < or = 180 days	58	71	13
International bank and finance	>1 year	49	62	13
Domestic communications	>90 days but < or = 180 days	132	145	13
Mortgage related MBS	>1 year	21	34	13
Domestic energy	>90 days but < or = 180 days	120	133	13
International energy	>1 year	76	89	13
Mortgage related ABS	>1 year	44	57	13
International energy	>1 year	95	108	13
International bank and finance	>1 year	35	48	13
International energy	>1 year	27	40	13
Professional services	>270 days but < = 1 year	68	80	12
Mortgage related MBS	>180 days but < or = 270 days	22	34	12
Domestic energy	>1 year	81	93	12
Mortgage related ABS	>270 days but < = 1 year	17	29	12
Domestic insurance	>1 year	15	27	12
International bank and finance	>270 days but < = 1 year	82	94	12
International metals and mining	>1 year	76	88	12
International bank and finance	>1 year	8	19	11
Mortgage related MBS	>1 year	9	20	11
International investment company	>270 days but < = 1 year	46	57	11
Mortgage related ABS	>1 year	5	16	11
Automotive rentals	>1 year	46	57	11
Domestic healthcare	>180 days but < or = 270 days	129	140	11
Domestic energy	>270 days but < = 1 year	99	110	11
Property and casualty insurance	>270 days but < = 1 year	29	40	11
Domestic energy	>1 year	114	125	11
Domestic healthcare	>180 days but < or = 270 days	113	124	11
Domestic energy	>1 year	65	75	10
Mortgage related MBS	>1 year	28	38	10
Domestic energy	>180 days but < or = 270 days	111	121	10
Mortgage related MBS	>1 year	15	25	10

Total investment grade		$5,802	$7,703	$1,901

As of September 30, 2008, available-for-sale fixed maturity and equity securities with gross unrealized losses greater than $10 million (in millions) for non investment grade securities were as follows:

		As of September 30, 2008
	Length of Time in Loss Position	Fair Value	Amortized Cost	Unrealized Loss
Non Investment Grade
Domestic bank and finance	>270 days but < = 1 year	$24	$70	$46
Domestic entertainment	> 1 year	15	44	29
Mortgage related MBS	>1 year	4	19	15
Domestic homebuilding	> 1 year	38	51	13
Domestic homebuilding	> 1 year	77	91	14
Mortgage related MBS	>1 year	2	15	13
Mortgage related MBS	>1 year	1	15	14
Mortgage related MBS	>1 year	2	14	12
Mortgage related ABS	>270 days but < = 1 year	15	27	12
International communications	> 1 year	48	60	12
Mortgage related MBS	>90 days but < or = 180 days	1	12	11
International forestry	> 1 year	51	61	10
Mortgage related ABS	>1 year	10	20	10

Total non investment grade		$288	$499	$211

The information above is presented by investment grade and length of time in a loss position on an issuer basis. These investments are subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring. The volatility of financial market conditions results in increased recognition of both investment gains and losses, as portfolio risks are adjusted through sales and purchases. As discussed above, this is consistent with the classification of our investment portfolios as available-for-sale.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of September 30, 2008
	Amount	%
Property Type
Office Building	$2,568	33%
Industrial	2,020	26%
Retail	1,839	24%
Apartment	727	9%
Hotel/Motel	293	4%
Mixed Use	135	2%
Other Commercial	106	2%

	$7,688	100%

Geographic Region
New England	$191	2%
Middle Atlantic	482	6%
East North Central	822	11%
West North Central	433	6%
South Atlantic	1,824	24%
East South Central	464	5%
West South Central	676	9%
Mountain	746	10%
Pacific	2,050	27%

	$7,688	100%

	As of September 30, 2008
	Amount	%
State Exposure
CA	$1,610	21%
TX	626	8%
MD	442	6%
FL	337	4%
TN	326	4%
NC	324	4%
VA	316	4%
AZ	315	4%
WA	299	4%
IL	287	4%
GA	257	3%
PA	242	3%
OH	221	3%
NV	215	3%
IN	195	3%
MN	161	2%
NJ	147	2%
SC	138	2%
MA	133	2%
Other states 1% and under	1,097	14%

	$7,688	100%

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans as of September 30 2008, and December 31, 2007. As of September 30, 2008, there were no commercial mortgage loans that were two or more payments delinquent. As of December 31, 2007, we had one commercial mortgage loan that was two or more payments delinquent. The total principal and interest due on these loans as of December 31, 2007, was less than $1 million. See Note 4 for additional detail regarding impaired mortgage loans. See Note 1 in our 2007 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, were as follows:

	As of September 30, 2008	As of December 31, 2007
Retirement Solutions:
Annuities	$97	$108
Defined Contribution Products	76	130
Insurance Solutions:
Life Insurance	606	526
Group Protection	36	2
Other Operations	11	33

Total alternative investments	$826	$799

Income derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Retirement Solutions:
Annuities	$2	$1	100%	$1	$15	-93%
Defined Contribution Products	1	(1)	200%	(2)	15	NM
Insurance Solutions:
Life Insurance	23	—	NM	36	58	-38%
Group Protection	1	—	NM	1	—
Other Operations	—	—	NM	—	2	-100%

Total alternative investments (1)	$27	$—	NM	$36	$90	-60%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The decline in our investment income on alternative investments presented in the table above when comparing the first nine months of 2008 to the corresponding period in 2007 was due to deterioration of the financial markets during 2008, as compared to exceptionally strong returns in the first half of 2007. This weakness was spread across the various categories of investments within our alternative investment portfolio.

As of September 30, 2008, and December 31, 2007, alternative investments include investments in approximately 102 different partnerships, respectively, that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

Non-Income Producing Investments

As of September 30, 2008, and December 31, 2007, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $17 million and $21 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Net Investment Income
Fixed maturity available-for-sale securities	$849	$854	-1%	$2,558	$2,539	1%
Equity available-for-sale securities	7	10	-30%	24	31	-23%
Trading securities	41	44	-7%	126	134	-6%
Mortgage loans on real estate	120	114	5%	354	347	2%
Real estate	5	11	-55%	17	34	-50%
Standby real estate equity commitments	1	5	-80%	3	9	-67%
Policy loans	46	43	7%	134	130	3%
Invested cash	12	14	-14%	46	52	-12%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	8	11	-27%	28	42	-33%
Alternative investments (2)	27	—	NM	36	90	-60%
Consent fees	2	1	100%	4	9	-56%
Other investments	—	4	-100%	(5)	8	NM

Investment income	1,118	1,111	1%	3,325	3,425	-3%
Investment expense	(29)	(49)	41%	(94)	(140)	33%

Net investment income	$1,089	$1,062	3%	$3,231	$3,285	-2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three Months Ended September 30,		Basis Point Change	For the Nine Months Ended September 30,		Basis Point Change
	2008	2007		2008	2007
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.91%	5.92%	(1)	5.92%	5.94%	(2)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.06%	(2)	0.05%	0.08%	(3)
Alternative investments	0.15%	0.00%	15	0.07%	0.17%	(10)
Consent fees	0.01%	0.01%	—	0.01%	0.02%	(1)
Standby real estate equity commitments	0.01%	0.03%	(2)	0.01%	0.02%	(1)

Net investment income yield on invested assets	6.12%	6.02%	10	6.06%	6.23%	(17)

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		Change
	2008	2007		2008	2007
Average invested assets at amortized cost	$71,218	$70,575	1%	$71,142	$70,291	1%

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

The decline in net investment income when comparing the first nine months of 2008 to the same period in 2007 was attributable largely to a decline in investment income on alternative investments, which had an extraordinarily strong first half of 2007.

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

The decline in prepayment and makewhole premiums when comparing the nine months ended September 30, 2008, to 2007 was attributable primarily to the general tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Loss Related to Investments

The detail of the realized gain (loss) related to investments (in millions) was as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Fixed maturity available-for-sale securities:
Gross gains	$27	$26	4%	$58	$108	-46%
Gross losses	(380)	(44)	NM	(618)	(97)	NM
Equity available-for-sale securities:
Gross gains	1	1	0%	4	7	-43%
Gross losses	(26)	—	NM	(33)	—	NM
Gain on other investments	(1)	6	NM	27	7	286%
Associated amortization expense of DAC, VOBA,
DSI and DFEL and changes in other contract holder funds	95	(14)	NM	144	(36)	NM

Total realized gain (loss) on investments, excluding trading securities	(284)	(25)	NM	(418)	(11)	NM
Gain (loss) on certain derivative instruments	(30)	(11)	NM	(62)	(7)	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	—	1	-100%	—	—	NM

Total realized gain (loss) on investments and certain derivative instruments, excluding trading securities	$(314)	$(35)	NM	$(480)	$(18)	NM

Write-downs for other-than-temporary impairments included in realized loss on available-for-sale securities above	$(312)	$(34)	NM	$(523)	$(68)	NM

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During the first nine months of 2008 and 2007, respectively, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

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

Details underlying write-downs taken as a result of other-than-temporary impairments (in millions) were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Other-Than-Temporary Impairments
Corporate bonds	$210	$32	NM	$336	$66	NM
Redeemable Preferred Stock	1	—	NM	1	—	NM
Mortgage-backed securities	76	2	NM	154	2	NM

Total fixed maturity securities	287	34	NM	491	68	NM
Equity securities	25	—	NM	32	—	NM

Total other-than-temporary impairments	$312	$34	NM	$523	$68	NM

The $523 million of impairments taken during the first nine months of 2008 are split between $424 million of credit related impairments and $99 million on non-credit related impairments. The credit related impairments are largely attributable to our financial sector holdings, RMBS, and mortgage related ABS holdings that have suffered from continued deterioration in housing fundamentals. The non-credit related impairments were incurred due to declines in values of securities for which we are uncertain of our intent to hold until recovery or maturity.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. As of September 30, 2008, the reserves associated with these reinsurance arrangements totaled $1.2 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in Item 1 reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of September 30, 2008, and December 31, 2007, the amounts recoverable from reinsurers were $8.2 billion. We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.5 billion and $4.3 billion as of September 30, 2008, and December 31, 2007, respectively. Swiss Re has funded a trust with a balance of $1.8 billion as of September 30, 2008, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.0 billion and less than $1 million, respectively, as of September 30, 2008, related to the business sold to Swiss Re.

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. Swiss Re is disputing its obligation to pay approximately $47 million of reinsurance recoverables on this disability income business. We are currently arbitrating this dispute with Swiss Re. Although the outcome of the arbitration is uncertain, we currently believe that it is probable that we will ultimately collect the full amount of the reinsurance recoverable from Swiss Re and that Swiss Re will ultimately remain at risk on all of its obligations on the disability income business that it acquired from us in 2001. In addition, we are disputing with Swiss Re the contractual terms for interest crediting rates under two funds withheld reinsurance arrangements. One of these disputed arrangements is part of the current arbitration, and any action on the other disputed arrangement is pending the decision of the current arbitration results. Our estimate of the maximum loss exposure on these open matters is $45 million (pre-tax) as of September 30, 2008. Although the outcome of these open disputes is uncertain, we currently believe that the ultimate resolution will not result in a material financial impact to us.

On July 31, 2007, we entered into a reinsurance arrangement with Swiss Re covering Lincoln SmartSecurity® Advantage, our rider related to our Retirement Solutions’ variable annuity products. Under the arrangement, Swiss Re provides 50% quota share coinsurance of the lifetime GWB for business written in 2007 and 2008, up to a total of $3.8 billion in rider sales. The sales level covered under this arrangement was achieved in the second quarter of 2008. The arrangement will not be renewed for new business, but this will not affect our ability to continue to write new business.

During the third quarter of 2006, one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $706 million of fixed annuity business that we reinsure with Scottish Re, approximately 78% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $122 million of policy liabilities on the life insurance business that we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these rating downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s rating downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

As of September 30, 2008, we had reinsurance recoverables of $703 million and policy loans of $46 million that were related to the businesses of Jefferson-Pilot that are coinsured with Household International (“HI”) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.

We have a reinsurance treaty between LNL and a subsidiary of LNC, Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) under which LNL reinsures its variable annuity product guarantees, including GDB and GLB riders. This treaty is a traditional reinsurance program where LNL pays premiums to LNBAR and LNBAR assumes the variable annuity guarantee reserves. LNBAR has a hedge program that is designed to mitigate selected risk and income statement volatility from changes in equity markets, interest rates and volatility associated with the guaranteed benefit features of these variable annuity products. In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on long-term performance of the hedge program recognizing that any material potential claims under the GLBs are approximately a decade in the future.

The LNBAR hedge program uses put options to hedge a portion of the liability related to our variable annuity products with a GLB feature. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. Variance swaps are used to hedge the liability exposure on certain options in variable annuity products. Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined at inception. Equity futures are used to hedge a portion of the liability related to our variable annuity products with GLB and GDB features. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. For more information on the results of our hedge program, see “Realized Loss” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $811 million and $2.1 billion for the first nine months of 2008 and 2007, respectively. The decline in cash provided by operating activities was related primarily to the timing of federal income tax payments. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Year Ended December 31, 2007
	2008	2007	2008	2007
Dividends from Subsidiaries
LNL	$100	$175	$400	$469	$769
First Penn-Pacific	—	—	50	150	150
Lincoln Financial Media(1)	3	14	656	36	86
Delaware Investments	15	15	43	45	55
Other non-regulated companies(2)	—	395	—	395	395
Lincoln UK	—	16	24	48	75
Loan Repayments and Interest from Subsidiary
LNL interest on intercompany notes (3)	22	20	63	59	82

	$140	$635	$1,236	$1,202	$1,612

Other Cash Flow and Liquidity Items
Net capital received from stock option exercises	$1	$25	$15	$101	$107

(1)	For the nine months ended September 30, 2008, amount includes proceeds on the sale of certain discontinued media operations. For more information, see Note 3.
(2)	For the year ended December 31, 2007, amount represents a dividend of Bank of America shares to LNC from a subsidiary occurring in September 2007.
(3)	Represents primarily interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

Our insurance subsidiaries have statutory surplus and RBC levels well above current regulatory required levels. As mentioned earlier, more than 69% of our life sales consist of products containing secondary guarantees, which require reserving practices under AG38. Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements. See “Financing Activities” below for additional details. LNC will guarantee that its wholly-owned subsidiary, which reinsures a portion of the XXX reserves, will maintain a minimum level of capital and surplus, as required under the insurance laws of South Carolina, its state of domicile. The surplus maintenance agreement will remain in effect until such time that we securitize the reserves, transfer the business to an unrelated party, sell or dissolve the wholly-owned subsidiary or receive notification from the state insurance department permitting the rescission of the guarantee.

Included in the letters of credit (“LOCs”) issued as of September 30, 2008, reported in the revolving credit facilities table in “Financing Activities,” was approximately $1.2 billion of LOCs supporting the reinsurance obligations of LNBAR on UL business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products. We are continuing to pursue capital management strategies related to our AG38 reserves involving reinsurance and securitizations. In the fourth quarter of 2007, we issued $375 million of 6.30% senior notes, which resulted in the release of approximately $300 million of capital previously supporting our UL products with secondary guarantees. See “Results of Other Operations” for additional information. We are targeting to complete another transaction during the fourth quarter of 2008 that will finance a portion of statutory reserves related to our insurance products with secondary guarantees. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.

On August 20, 2008, the NAIC adopted Actuarial Guideline VACARVM, which will be effective December 31, 2009. VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us. We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries. We are currently in the process of evaluating the impact of adopting VACARVM. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Risk-Based Capital” in our 2007 Form 10-K.

As a result of the unfavorable impacts from equity markets in the third quarter of 2008, we recognized higher reserves under Commissioners Annuity Reserve Valuation Method (“CARVM”) for our annuity products and higher reserves for GDB riders, which are only partially reinsured. CARVM is the current statutory actuarial method used for determining reserves for the base annuity contract. The impact of these items reduced the statutory surplus of LNL by approximately $110 million in the third quarter of 2008. We estimate that a 30% drop in the equity markets from September 30, 2008, levels could require an increase in statutory reserves, and thereby, further reduce statutory surplus of LNL by $275-$300 million at the end of the fourth quarter of 2008, related primarily to CARVM. As a result, we estimate that LNL’s estimated RBC ratio at the end of September 30, 2008, would be reduced by approximately 25 percentage points. The estimated potential increase to statutory reserves is based on the current statutory reserve formulas and does not take into account the reserve and asset adequacy analysis performed by our actuaries on an annual basis to determine appropriateness of the reserves at year-end. This analysis incorporates the adequacy of assets in LNBAR, our captive reinsurance company, supporting the liabilities that it assumes from LNL. The outcome of this analysis may result in an additional reserve increase and could further reduce the RBC ratio.

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will also be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance. Because the calculation of statutory reserves for variable annuities depends upon the cumulative equity market impacts on the business in-force, the reserves do not move in a linear relationship with respect to the level of equity market performance within any given reporting period. The RBC ratio is also affected by the product mix of the in-force book of business; i.e. the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees. All of these factors affect the RBC ratio of LNL, which is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.

We have a reinsurance treaty between LNL and LNBAR under which LNL reinsures its variable annuity products, including GDB and GLB riders. We also entered into a reinsurance arrangement where Swiss Re provides 50% quota share coinsurance of the certain GLB business written in 2007 and 2008, up to a total of $3.8 billion in rider sales.

These reinsurance arrangements serve to reduce LNL’s exposure to changes in the statutory reserves associated with changes in the equity markets. Both LNBAR and Swiss Re have established reserves for the business assumed and hold assets to support both the reserves and capital required by the respective regulatory agencies. For more details on LNBAR, see “Reinsurance” above.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK typically maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the U.K. insurance subsidiaries and cash flow to the holding company. Adverse market conditions resulted in a significant increase in corporate bond spreads, and combined with the restrictions imposed by the U.K. statutory valuation basis, surplus capital levels were insufficient to support payment of the planned dividends to the holding company in the first and third quarters of 2008, which did not negatively impact our liquidity. A dividend of $24 million was paid by Lincoln UK to LNC in the second quarter of 2008, and we anticipate that Lincoln UK will again resume the payment of dividends when market conditions ease.

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

Details underlying debt and financing activity (in millions) were as follows:

	For the Nine Months Ended September 30, 2008
	Beginning Balance	Issuance	Maturities and Repayments	Change in Fair Value Hedges	Other Changes (1)	Ending Balance
Short-Term Debt
Commercial paper	$265	$—	$—	$—	$(145)	$120
Current maturities of long-term debt	285	—	(285)	—	515	515

Total short-term debt	$550	$—	$(285)	$—	$370	$635

Long-Term Debt
Senior notes	$2,892	$450	$—	$14	$(513)	$2,843
Junior subordinated debentures issued to affiliated trusts	155	—	—	—	—	155
Capital securities	1,571	—	—	—	—	1,571

Total long-term debt	$4,618	$450	$—	$14	$(513)	$4,569

(1)

Other changes includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of September 30, 2008
	Expiration Date	Maximum Available	Borrowings Outstanding
Revolving Credit Facilities
Credit facility with Federal Home Loan Bank of Indianapolis (1)	Not Applicable	$378	$378
Five-year revolving credit facility	July 2013	200	200
Five-year revolving credit facility	March 2011	1,750	—
Five-year revolving credit facility	February 2011	1,350	—
U.K. revolving credit facility	November 2008	20	—

Total		$3,698	$578

Letters of credit issued			$1,794

(1)

Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) common stock remains outstanding. The maturity dates of the borrowings are discussed below.

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

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of September 30, 2008, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, terms in LFG’s derivative agreements may be triggered, which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. As of September 30, 2008, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity. See “Part I – Item 1. Business – Ratings” in our 2007 Form 10-K for additional information on our ratings.

In the third quarter of 2008, LNL made an investment of $19 million in the FHLBI, a AAA-rated entity. This relationship provides the company with another source of liquidity as an alternative to commercial paper and repurchase agreements as well as provides funding at comparatively low borrowing rates. We are allowed to borrow up to 20 times the amount of our common stock investment in FHLBI. All borrowings from the FHLBI are required to be secured by certain investments owned by LNL. As of September 30, 2008, based on our common stock investment, we had borrowing capacity of up to approximately $378 million from FHLBI. We had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010. We also had a 90-day variable rate note outstanding (due December 16, 2008) of $128 million, which may be prepaid at any time. On October 2, 2008, our Board of Directors approved an additional common stock investment of $31 million, which would increase our total borrowing capacity up to $1.0 billion.

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

The holding company had an average borrowing balance of $162 million from the cash management account during the third quarter of 2008. The holding company had a maximum and minimum amount of financing that is used from the cash management account during this period of $334 million and none, respectively.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of September 30, 2008, our insurance subsidiaries had securities with a carrying value of $463 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements. The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

LNC has a $1.0 billion commercial paper program that is rated A-1, P-2 and F1. The commercial paper program is backed by a bank line of credit. During the third quarter of 2008, LNC had an average of $257 million in commercial paper outstanding with a maximum amount of $394 million outstanding at any time. LNC had $120 million of commercial paper outstanding as of September 30, 2008.

The Federal Reserve Board authorized the Commercial Paper Funding Facility (“CPFF”) on October 7, 2008, under Section 13(3) of the Federal Reserve Act to provide a liquidity backstop to U.S. issuers of commercial paper. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. The commercial paper must be U.S. dollar-denominated and rated A-1/P-1/F1 by at least two rating agencies to be eligible for the program. On October 29, 2008, we were granted approval to participate in the CPFF, under which we may issue up to $575 million of commercial paper. Access to the CPFF is scheduled to terminate on April 30, 2009, unless such date is extended by the Federal Reserve.

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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,			For the Year Ended December 31,
	2008	2007	Change	2008	2007	Change	2007
Dividends to stockholders	$106	$107	-1%	$323	$324	0%	$430
Repurchase of common stock	50	175	-71%	476	686	-31%	986

Total cash returned to stockholders	$156	$282	-45%	$799	$1,010	-21%	$1,416

Number of shares repurchased	1.010	3.092	-67%	9.091	10.307	-12%	15.381
Average price per share	$49.55	$56.45	-12%	$52.31	$66.58	-21%	$64.13

Note: Average price per share above is calculated using whole dollars instead of dollars rounded to millions

On October 10, 2008, the Board of Directors approved a decrease in the quarterly dividend to stockholders from $0.415 per share to $0.21 per share effective in 2009, which is expected to add approximately $50 million to capital each quarter. Additionally, we have suspended further stock repurchase activity. Both of these changes will favorably impact our capital position prospectively.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity and surplus note interest payments of its insurance company subsidiaries. The insurance company subsidiaries’ dividend capacity is impacted by factors influencing their risk-based capital and statutory earnings performance. Although we currently expect to have sufficient liquidity and capital resources to meet our obligations in 2008, a continuation of or an acceleration of poor capital market conditions, which reduces our statutory surplus and RBC, may require us to retain more capital in our insurance company subsidiaries and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to raise additional capital. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” in this report.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2007 Form 10-K as updated by “Part II – Item 1A. Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important to the Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. The primary sources of market risk are: substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values. These market risks are discussed in detail in the following pages.

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

Interest Rate Risk – Falling Rates

The spreads on our fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. Minimum guaranteed rates on annuity and UL policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to contract holders and the respective minimum guaranteed policy rate, broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses (in millions):

	As of September 30, 2008
	Account Values
	Retirement Solutions		Insurance Solutions -		Percent of Total
	Annuities	Defined Contribution	Life Insurance	Total	Account Values
Excess of Crediting Rates over Contract Minimums
CD and on-benefit type annuities	$1,606	$—	$10,422	$12,028	21.95%
Discretionary rate setting products (1)
No difference	8,787	11,660	3,238	23,685	43.23%
up to .10%	—	4,641	1,518	6,159	11.24%
0.11% to .20%	2	2,638	848	3,488	6.37%
0.21% to .30%	79	947	161	1,187	2.17%
0.31% to .40%	1	572	144	717	1.31%
0.41% to .50%	191	1,262	62	1,515	2.77%
0.51% to .60%	80	1,016	33	1,129	2.06%
0.61% to .70%	—	442	281	723	1.32%
0.71% to .80%	1	471	4	476	0.87%
0.81% to .90%	—	356	9	365	0.67%
0.91% to 1.0%	36	631	7	674	1.23%
1.01% to 1.50%	149	282	52	483	0.88%
1.51% to 2.00%	189	636	426	1,251	2.28%
2.01% to 2.50%	—	207	479	686	1.25%
2.51% to 3.00%	13	—	—	13	0.02%
3.01% and above	184	22	—	206	0.38%

Total discretionary rate setting products	9,712	25,783	7,262	42,757	78.05%

Total account values	$11,318	$25,783	$17,684	$54,785	100.00%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

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

Derivatives

We have entered into derivative transactions to reduce our exposure to rapid changes in interest rates. The derivative programs are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are changing. Such derivatives include interest rate swaps, interest rate futures, interest rate caps and treasury locks. During the first nine months of 2008, the more significant changes in our derivative positions were as follows:

•

We entered into and terminated interest rate swap agreements hedging floating rate bond coupon payments with a notional amount of $17 million and $492 million, respectively, resulting in a remaining notional amount of $544 million. A loss of $6 million was recognized on the terminations. We also entered into $3.0 billion notional amount of interest rate swap agreements hedging a portion of the liability exposure on certain options in our variable annuity products, resulting in a total notional amount of $7.8 billion. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

•

We entered into and terminated interest rate swap agreements hedging fixed rate bond coupon payments with a notional amount of $6 million and $14 million, resulting in a remaining notional amount of $295 million. A loss of $1 million was recognized on the terminations. These interest rate swap agreements are used to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate.

•

Interest rate cap agreements with a notional amount of $1.3 billion matured, resulting in a remaining notional amount of $2.9 billion. These interest rate cap agreements are used to hedge our annuity business against a negative impact of a significant and sustained rise in interest rates.

•

We entered into and terminated forward-starting interest rate swap agreements with a notional amount of $365 million and $355 million, respectively, resulting in a remaining notional amount of $60 million. These swaps are used to hedge interest rate risk associated with assets that support our annuity liabilities. A loss of $2 million was recognized on certain terminations and was reported in other comprehensive income (“OCI”). The loss will be reclassified from accumulated OCI recognized in income over the life of the purchased assets. A loss of $1 million was recognized on other terminations and was recorded in net income as benefits.

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

During the first nine months of 2008, a significant change in our foreign currency derivative positions was as follows:

•

We entered into and terminated foreign exchange forward contracts with a notional amount of $231 million and $48 million, respectively, resulting in $183 million remaining notional amount. These contracts are hedging the net investment in as well as dividends received from our Lincoln UK subsidiary. A loss of less than $1 million was recognized on the terminations.

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”) and deferred front-end sales loads (“DFEL”). However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related fees we earn on those assets. Refer to our Critical Accounting Policy – DAC, VOBA, DSI and DFEL for further discussion on the impact of equity markets on our RTM.

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

Derivatives Hedging Equity Market Risk

During the first nine months of 2008, the more significant changes in our derivative positions hedging equity market risk were as follows:

•

We had less than one million call options on an equal number of shares of Lincoln National Corporation (“LNC”) stock hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock;

•

We entered into and terminated variance swaps used to hedge the liability exposure on certain options in variable annuity products with a notional amount of $28 million and $3 million, respectively, resulting in a remaining notional amount of $31 million. A gain of $1 million was recognized on the terminations.

•

We entered into Standard & Poor’s (“S&P”) 500 Index® call options with a notional amount of $2.1 billion, call options with a notional amount of $2.0 billion expired and terminated, resulting in a remaining notional amount of $3.0 billion to hedge the impact of the equity-index interest credited to our equity annuity products. A loss of $10 million was recognized on the terminations;

•

We entered into and terminated put option agreements with a notional amount of $1.3 billion and $650 million, respectively, resulting in a remaining notional amount of $4.7 billion to hedge a portion of the liability exposure on certain options in our variable annuity products. A loss of $12 million was recognized on the terminations; and

•

We had net purchases and terminations in financial futures with a notional amount of $2.5 billion, resulting in a remaining notional amount of $3.0 billion to hedge a portion of the liability exposure on certain options in variable annuity products.

Impact of Equity Market Sensitivity

Due to the use of our RTM process and our hedging strategies as described in “MD& A—Critical Accounting Policies and Estimates” in Item 2 above and in Item 7 of our 2007 Form 10-K, we expect that in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets. However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets. The table below presents our estimate of the annual, after-tax, after-DAC, impact on income from operations, from both a 1% and 10% decline in the equity markets (in millions), excluding any impact related to sales, prospective and retrospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

Segment	Relevant Measure	Impact per 1% Change	Impact per 10% Change
Investment Management	Composite of Equity Assets (1)	$1	$12

Retirement Solutions – Annuities	Average daily change in the S&P 500	3	25

Retirement Solutions – Defined Contribution	Average daily change in the S&P 500	1	8

Lincoln UK	Average daily change in the FTSE 100	—	4

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

Default Risk

Our portfolio of invested assets was $68.0 billion and $71.9 billion as of September 30, 2008, and December 31, 2007, respectively. Of this total, $41.7 billion and $46.1 billion consist of corporate bonds and $7.7 billion and $7.4 billion consist of commercial mortgages as of September 30, 2008, and December 31, 2007, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives

Credit default swaps are derivatives that can be used by companies to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit default swap allows an investor to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event can include, among other items, bankruptcy, failure to pay or obligation acceleration. We can use various credit-related derivatives to minimize exposure to various credit-related risks. As of September 30, 2008, and December 31, 2007, we had no purchased credit default swaps outstanding. On a limited basis we also sell credit default swaps to offer credit protection to investors through trades that replicate the purchase of a fixed maturity security. When credit protection is sold, it is typically to replicate the purchase of a bond, similar to other investing activities. As of September 30, 2008, and December 31, 2007, we had credit default swaps with a notional amount of $82 million and $60 million, which expire in 2010 through 2017.

Credit Risk

By using derivative instruments, we are exposed to credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls). When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is negative, this generally indicates we owe the counterparty and therefore we have no credit risk, but have been affected by market risk. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty, and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits. We also maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or the Company.

We have derivative positions with counterparties. Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default. As of September 30, 2008, and December 31, 2007, our counterparty risk exposure, net of collateral, was $429 million and $781 million, respectively. Of this exposure, $300 million and $567 million, respectively was related to our program to hedge our variable annuity guaranteed benefits. We have exposure to 17 counterparties, with a maximum exposure of $88 million, net of collateral, to a single counterparty. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

The risk factors set forth below update those set forth in our Form 10-K for the year ended December 31, 2007. You should carefully consider the risks described below before investing in our securities. The risks and uncertainties described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. Over the last month, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, maintain our securities lending activities and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. As a holding company with no direct operations, our principal asset is the capital stock of our insurance and investment management subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends significantly upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. Changes in these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. For our insurance subsidiaries, the principal sources of our liquidity are insurance premiums and fees, annuity considerations, investment advisory fees, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. At the holding company level, sources of liquidity in normal markets also include a variety of short- and long-term instruments, including repurchase agreements, credit facilities, commercial paper, and medium- and long-term debt.

In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently, our credit spreads have widened considerably which increases the interest rate we must pay on any new debt obligation we may issue. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

We are a significant writer of variable annuity products. The account values of these products will be affected by the downturn in capital markets. Any decrease in account values will decrease the fees generated by our variable annuity products.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. A further material deterioration in economic conditions may require us to raise additional capital or consider other transactions to manage our capital position or our liquidity.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. As of September 30, 2008 our residential mortgage-backed securities balance was $9.2 billion, of which 96% was rated AA or above, and our unrealized loss was $897 million. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock. See “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios” for additional information on our investment portfolio.

The impairment of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.

Our participation in a securities lending program subjects us to potential liquidity and other risks.

We participate in a securities lending program for our general account whereby fixed income securities are loaned by our agent bank to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain. We invest such cash collateral in other securities, primarily in commercial paper and money market or other short term funds. Securities with a cost or amortized cost of $481 million and $612 million and an estimated fair value of $435 million and $634 million were on loan under the program at September 30, 2008, and December 31, 2007, respectively. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $463 million and $655 million at September 30, 2008, and December 31, 2007, respectively.

As of September 30, 2008, approximately all securities on loan under the program could be returned to us by the borrowers at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities loan and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

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

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses. As a result, the higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), and deferred front-end sales loads (“DFEL”). However, a decrease in the equity markets as well as worse than expected increases in lapses, mortality rates and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA and DFEL and may have a material adverse effect on our results of operations and capital resources. For example, if equity markets continued to decline by 20% and remained at those levels during the fourth quarter of 2008, we may have to reset our “reversion to the mean” (RTM) process that we use to compute our best estimate of long-term gross growth rate assumption. We estimate that such a reset would result in a cumulative unfavorable prospective unlocking in the range of approximately $200-$300 million, after-tax. For more information on DAC, DSI, VOBA and DFEL amortization, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” on page 40 of our Annual Report on Form 10-K for the year ended December 31, 2007, and “Part I. Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates” above.

Changes in the equity markets, interest rates and/or volatility affects the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity products include guaranteed minimum benefit riders. These include guaranteed minimum death benefit (“GDB”), guaranteed minimum withdrawal benefit (“GWB”) and guaranteed minimum income benefit (“GIB”) riders. The amount of reserves related to GDB for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death benefit, calculated using a benefit ratio approach. The GDB reserves take into account the present value of total expected GDB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. The amount of reserves related to GWB and GIB for variable annuities is based on the fair value of the underlying benefit. Both the level of expected GDB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. The liabilities related to GWB and GIB benefits valued at fair value are impacted by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets will decrease the amount of GDB reserves that we must carry, and strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the GWB and GIB benefits.

Conversely, a decrease in the equity markets will increase the net amount at risk under the GDB benefits we offer as part of our variable annuity products, which has the effect of increasing the amount of GDB reserves that we must carry. Also, a decrease in the equity market along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying GWB and GIB benefits, which has the effect of increasing the amount of GWB and GIB reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, and divergence between the performance of the underlying funds and hedging indices. For example, the quarter ended September 30, 2008, we experienced a breakage between the change in our guaranteed benefit reserve and the value of our hedges of $252 million. Breakage is defined as the difference between the change in the fair value of the liabilities, excluding the amount related to the non-performance risk component and the change in the fair value of the derivatives. The breakage also excludes the amount we determine to be the cost of hedging. In addition, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay, and we are also subject to the risk that the cost of hedging these guaranteed benefits increases, resulting in a reduction to net income. We also must consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. For more information on our hedging program, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Funds” on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2007. These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity.

Changes in interest rates may cause interest rate spreads to decrease and may result in increased contract withdrawals.

Because the profitability of our fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability. Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital. Some of our products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

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

Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.

Many of our transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets.

Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.

Our mortgage loans face default risk and are principally collateralized by commercial and residential properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date based information such as the market value of the underlying real estate securing the loan, any third party guarantees on the loan balance or any cross collateral agreements and their impact on expected recovery rates. At September 30, 2008, no loans were either delinquent or in the process of foreclosure for our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, some of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.

Further, any geographic or sector exposure in our mortgage loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are exposed.

Our investments are reflected within the consolidated financial statements utilizing different accounting basis and accordingly we may not have recognized differences, which may be significant, between cost and fair value in our consolidated financial statements.

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, real estate (either wholly owned or in joint ventures), policy loans, short-term investments, derivative instruments and limited partnerships and other invested assets. The carrying value of such investments is as follows:

•

Fixed maturity and equity securities are classified as available-for-sale, except for those designated as trading securities, and are reported at their estimated fair value. The difference between the estimated fair value and amortized cost of such securities, i.e., unrealized investment gains and losses, are recorded as a separate component of other comprehensive income or loss, net of policyholder related amounts and deferred income taxes.

•

Fixed maturity and equity securities designated as trading securities, which support certain reinsurance arrangements, are recorded at fair value with subsequent changes in fair value recognized in realized gains and losses. However, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.

•

Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•	Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

•	Policy loans are stated at unpaid principal balances.

•	Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting.

•

Other invested assets consist principally of derivatives with positive fair values. Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income or loss.

Investments not carried at fair value in our consolidated financial statements — principally, mortgage loans, policy loans and real estate — may have fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. In addition, unrealized losses are not reflected in net income unless we realize the losses by either selling the security at below amortized cost or determine that the decline in fair value is deemed to be other than temporary, i.e., impaired. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity, trading securities and short-term investments which are reported at fair value on the consolidated balance sheet represented the majority of our total cash and invested assets. Pursuant to Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements,” we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based of the lowest level of significant input to its valuation. SFAS No. 157 defines the input levels as follows:

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

At September 30, 2008, approximately .5%, 90.4%, and 9.1% of these securities represented Level 1, Level 2 and Level 3, respectively. The Level 1 securities primarily consist of certain U.S. Treasury and agency fixed maturity securities and exchange-traded common stock. The Level 2 assets include fixed maturity securities priced principally through independent pricing services including most U.S. Treasury and agency securities as well as the majority of U.S. and foreign corporate securities, residential mortgage-backed securities, commercial mortgage-backed securities, state and political subdivision securities, foreign government securities, and asset-backed securities as well as equity securities, including non-redeemable preferred stock, priced by independent pricing services. Management reviews the valuation methodologies used by the pricing services on an ongoing basis and ensures that any valuation methodologies are justified. Level 3 assets include fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities — including below investment grade private placements; residential mortgage-backed securities; asset backed securities; and other fixed maturity securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.

Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.

The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; and equity real estate, including real estate joint venture; and other limited partnership interests. These asset classes represented 27% of the carrying value of our total cash and invested assets as of September 30, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.

The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.

We invest a portion of our invested assets in investment funds, many of which make private equity investments. The amount and timing of income from such investment funds tends to be uneven as a result of the performance of the underlying investments, including private equity investments. The timing of distributions from the funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of income that we record from these investments can vary substantially from quarter to quarter. Recent equity and credit market volatility may reduce investment income for these types of investments.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.

The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to: 1) our ability and intent to hold the security for a sufficient period of time to allow for a recovery in value; 2) the cause of the decline; 3) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and 4) severity of the decline in value.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Another key factor in whether determining an other-than-temporary impairment has occurred is our “intent or ability to hold to recovery or maturity.” In the event that we determine that we do not have the intent or ability to hold to recovery or maturity, we are required to write down the security. A write-down is necessary even in situations where the unrealized loss is not due to an underlying credit issue, but may be solely related to the impact of changes in interest rates on the fair value of the security. Where such analysis results in a conclusion that declines in fair values are other-than-temporary, the security is written down to fair value.

Our gross unrealized losses on fixed maturity securities available-for-sale at September 30, 2008, were $4.8 billion pre-tax and the component of gross unrealized losses for securities trading down 20% or more for six months is approximately $2.4 billion pre-tax. Related to our unrealized losses we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.

A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and rate our debt. Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future. Please see “Item 1 – Business – Ratings” on page 20 of our Annual Report on Form 10-K for the year ended December 31, 2007, for a complete description of our ratings.

Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings. This could lead to a decrease in fees as outflows of assets increase, and therefore, result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. The interest rates we pay on our borrowings are largely dependent on our credit ratings. A downgrade of our debt ratings could affect our ability to raise additional debt, including bank lines of credit, with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors – the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. Most of these factors are outside of our control. LNC’s credit ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity products increases at a greater than linear rate. This reduces the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of 2008, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

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

For further information on regulatory matters relating to us, see “Item 1. Business – Regulatory,” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2008 (dollars in millions, except per share data):

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
7/1/08 - 7/31/08	3,439	$44.41	—	$1,238.2

8/1/08 - 8/31/08	684,227	48.76	665,000	1,205.8

9/1/08 - 9/30/08	344,659	50.93	344,644	1,204.0

(1)

Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 22,681 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended September 30, 2008, there were 1,009,644 shares purchased as part of publicly announced plans or programs.

(2)

On February 23, 2007, our Board approved a $2 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion. As of September 30, 2008, our security repurchase authorization was $1.2 billion. The security repurchase authorization does not have an expiration date. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. The shares repurchased in connection with the awards described in footnote (1) are not included in our security repurchase.

(3)	As of the last day of the applicable month.

Item 5.	Other Information

(a) (1) On November 6, 2008, J. Patrick Barrett, a director and the non-executive Chairman of the Board of Directors, informed the Board that pursuant to the retirement age policy set forth in Lincoln National Corporation’s (the “Company”) corporate governance guidelines, he would be retiring and resigning from the board at the end of the second day immediately preceding the 2009 annual meeting of shareholders, or May 12, 2009.

(2) Effective November 6, 2008, the board of directors approved amendments to the Company’s Bylaws. The amendments made the following substantive changes:

(i)	Article I, Section 3. Place of Meetings. We have deleted reference to the principal office of the Company in Philadelphia.

(ii)	Article I, Section 10. Notice of Shareholder Business. The changes provide for additional requirements for shareholders desiring to bring business before an annual meeting. Such shareholders must now disclose, among other things, (a) other shareholder(s) controlling, controlled by or acting in concert with such shareholder (“Shareholder Associated Person”), (b) the number of shares beneficially owned or held of record by the shareholder or any Shareholder Associated Person and any derivative instruments entered into by such persons with respect to the Company’s shares, (c) whether any hedging or other transaction or series of transactions to mitigate potential stock losses or to increase or decrease voting power or pecuniary or economic interests has been made by or on behalf of such persons, and (d) a description of any interest of such shareholder or any Shareholder Associated Person in the business desired to be brought before the meeting. The changes also clarify that except for a proposal properly made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, Section 10 is the exclusive means for shareholders to propose business to be brought before an annual meeting and further clarifies that shareholder may not propose business to be brought before a special meeting of shareholders. The changes require the proposing shareholder to update any information given, if necessary, so it is true and correct as of the record date for the annual meeting and provide that if any information submitted is materially inaccurate, then such information may be deemed not to have been properly given in accordance with Section 10.

(iii)

Article I, Section 11. Notice of Shareholder Nominees. The changes set forth the requirement for timely notice, which has not changed, and restates the information required with respect to shareholders (or any Shareholder

Associated Person) who wish to nominate persons for election to the board of directors at an annual meeting or special meeting called for such purpose, rather than, in both cases, as before, cross-referencing to Section 10 above. As described in subparagraph (3) above, nominating shareholders must now disclose, among other things, (a) other shareholder(s) controlling, controlled by or acting in concert with such shareholder (“Shareholder Associated Person”), (b) the number of shares beneficially owned or held of record by the shareholder or any Shareholder Associated Person and any derivative instruments entered into by such persons with respect to the Company’s shares, (c) whether any hedging or other transaction or series of transactions to mitigate potential stock losses or to increase or decrease voting power or pecuniary or economic interests has been made by or on behalf of such persons, and (d) to the extent known by the shareholder giving notice, the name and address of any other shareholder supporting the nominee for election as a director. The changes also require additional information regarding the person whom the shareholder proposes to nominate as a director, including (a) the number of shares beneficially owned or held of record by such person and any derivative instruments entered into by such person with respect to the Company’s shares and (b) whether any hedging or other transaction or series of transactions to mitigate potential stock losses or to increase or decrease voting power or pecuniary or economic interests has been made by or on behalf of such person. The changes require the nominating shareholder to update any information given, if necessary, so it is true and correct as of the record date for the meeting and provide that if any information submitted is materially inaccurate, then such information may be deemed not to have been properly given in accordance with Section 11. The changes also give the board of directors the right to request that a nominee furnish the information required to be set forth in the notice of nomination which pertains to the nominee.

(iv)	Article II, Section 2. Additional Provisions. We have deleted this section and renumbered the sections that follow and have made conforming changes to other section of the Bylaws. This section included certain corporate governance provisions adopted in connection with our merger with Jefferson-Pilot Corporation and have expired by their terms.

(v)	Article VIII, Section 6. Amendment or Repeal. We have added this section to make it clear that no amendment or repeal of the indemnification provisions of Article VIII will adversely affect the rights of any persons under Article VIII with respect to acts or omission occurring prior to the amendment or repeal.

The foregoing is merely a summary of the material amendments to the Company’s by-laws and is qualified in its entirety by the Amended and Restated Bylaws, a copy of which is included as Exhibit 3.1 to this Form 10-Q and is incorporated into this Item 5(a) by reference.

(b) The description in (a)(2)(iii) above is incorporated herein by reference in answer to this Item 5(b). The description in (a)(2)(iii) is merely a summary of the material changes to the procedures by which shareholders may propose nominees for election to the Company’s board of directors at a shareholder’s meeting and is qualified in its entirety by Article I, Section 11 of the Amended and Restated Bylaws, a copy of which is included as part of Exhibit 3.1 to this Form 10-Q and is incorporated into this Item 5(b) by reference.

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
Executive Vice President and Chief Financial Officer

By:	/s/ DOUGLAS N. MILLER
Douglas N. Miller
Vice President and Chief Accounting Officer

Date: November 10, 2008

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2008

3.1	Amended and Restated Bylaws of Lincoln National Corporation effective November 6, 2008 (marked to show changes), is filed herewith.

10.1	Amended and Restated Lincoln National Corporation Executives’ Severance Benefit Plan is incorporated by reference to Exhibit 10.3 of LNC’s Form 10-Q for the quarter ended June 30, 2008.

10.2	Amendment No. 3 to Employment Agreement of Dennis R. Glass, effective as of August 6, 2008, is filed herewith.

12.1	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1