Form 10-K
period 2008-12-31
LINCOLN NATIONAL CORP
filed 2009-02-27
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $11.6 billion.
As of February 20, 2009, 256,042,499 shares of common stock of the registrant were outstanding.
Documents Incorporated by Reference:
Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 14, 2009, have been incorporated by reference into Part III of this Form 10-K.

Lincoln National Corporation

i

ii

PART I
The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” and in the “Forward-Looking Statements — Cautionary Language” in “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the Form 10-K. Our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) are presented in “Part II — Item 8. Financial Statements and Supplementary Data.”
Item 1. Business
OVERVIEW
Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), term life insurance, mutual funds and managed accounts. LNC was organized under the laws of the state of Indiana in 1968. We currently maintain our principal executive offices in Radnor, Pennsylvania, which were previously located in Philadelphia, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. As of December 31, 2008, LNC had consolidated assets of $163.1 billion and consolidated stockholders’ equity of $8.0 billion.
Prior to our realignment discussed below, we provided products and services in four operating businesses: Individual Markets; Employer Markets; Investment Management; and Lincoln UK. We reported results through six business segments: Individual Markets — Annuities; Individual Markets - Life Insurance; Employer Markets — Retirement Products; Employer Markets — Group Protection; Investment Management; and Lincoln UK.
On July 21, 2008, we announced the realignment of our segments under our former Employer Markets and Individual Markets operating businesses into two new operating businesses — Retirement Solutions and Insurance Solutions. We believe the new structure more closely aligns with consumer needs and should lead to more coordinated product development and greater effectiveness across the enterprise. The only change to our prior segment reporting was to report the results of the Executive Benefits business, which was previously part of the Retirement Products segment, in the Life Insurance segment for all periods presented. These changes are in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reflect the manner in which we are organized for purposes of making operating decisions and assessing performance. We view the changes to the existing segments as immaterial. Accordingly, we provide products and services in four operating businesses and report results through six segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution (formerly Retirement Products)

Insurance Solutions	Life Insurance (including Executive Benefits business)
Group Protection

Investment Management	Investment Management

Lincoln UK	Lincoln UK
In addition, the results of our run-off Institutional Pension business, formerly reported in Employer Markets — Retirement Products — Executive Benefits, are included in Other Operations for all periods presented. Other Operations also includes the financial data for operations that are not directly related to the business segments, unallocated corporate items and the ongoing amortization of deferred gain on the indemnity reinsurance portion of the sale of our former reinsurance segment to Swiss Re Life & Health America Inc. (“Swiss Re”) in the fourth quarter of 2001. Unallocated corporate items include investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings and certain expenses, including restructuring and merger-related expenses.

On November 12, 2007, we signed agreements to sell the television stations, sports programming business and certain radio properties of our former Lincoln Financial Media segment. The sales closed during the fourth quarter of 2007 and the first quarter of 2008. Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented. The results of the remaining radio properties, which are included in Other Operations, do not qualify as discontinued operations. For further information, see “Acquisitions and Dispositions” below.
The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products. LFD distributes our individual as well as Defined Contribution and Executive Benefits (which includes corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”)) products and services. The distribution occurs primarily through brokers, planners, agents, financial advisors, third party administrators (“TPAs”) and other intermediaries. Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms. As of December 31, 2008, LFD had approximately 830 internal and external wholesalers (including sales managers). As of December 31, 2008, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 7,400 active producers who placed business with us within the last twelve months.
On July 16, 2008, we announced our change in definitions of segment operating revenues and income from operations to better reflect the underlying economics of our variable and indexed annuities that employ derivative instruments to hedge policy benefits and the manner in which management evaluates that business. For more information regarding this change, see the “MD&A” below.
Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations, as well as revenues derived inside and outside the U.S. for the last three fiscal years, in Note 23.
Revenues by segment (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,610	$2,533	$2,060
Defined Contribution	936	986	988

Total Retirement Solutions	3,546	3,519	3,048

Insurance Solutions:
Life Insurance	4,250	4,189	3,470
Group Protection	1,640	1,500	1,032

Total Insurance Solutions	5,890	5,689	4,502

Investment Management	438	590	564
Lincoln UK	327	370	308
Other Operations	439	473	444
Excluded realized gain (loss), pre-tax	(760)	(175)	12
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	3	9	1

Total revenues	$9,883	$10,475	$8,879

Acquisitions and Dispositions
On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana. We agreed to contribute $10 million to the capital of Newton County Loan & Savings, FSB. We closed on our purchase of Newton County Loan & Savings, FSB on January 15, 2009. We also filed an application with the U.S. Treasury to participate in the Troubled Assets Relief Program (“TARP”) Capital Purchase Program (“CPP”). We have also applied to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”). Our applications to participate in the CPP and the TLGP are subject to approval from the U.S. Treasury and FDIC, respectively. Accordingly, there can be no assurance that we will participate in the CPP or the TLGP. These programs are discussed further below in “Regulatory.”
On November 12, 2007, Lincoln Financial Media Company (“LFMC”), our wholly-owned subsidiary, entered into two stock purchase agreements with Raycom Holdings, LLC (“Raycom”). Pursuant to one of the agreements, LFMC agreed to sell to Raycom all of the outstanding capital stock of three of LFMC’s wholly-owned subsidiaries: WBTV, Inc., the owner and operator of television station WBTV, Charlotte, North Carolina; WCSC, Inc., the owner and operator of television station WCSC, Charleston, South Carolina; and WWBT, Inc., the owner and operator of television station WWBT, Richmond, Virginia. The transaction closed on March 31, 2008, and LFMC received proceeds of $546 million. Pursuant to the other agreement, LFMC agreed to sell to Raycom all of the outstanding capital stock of Lincoln Financial Sports, Inc., a wholly-owned subsidiary of LFMC. This transaction closed on November 30, 2007, and LFMC received $42 million of proceeds.
On November 12, 2007, LFMC also entered into a stock purchase agreement with Greater Media, Inc., to sell all of the outstanding capital stock of Lincoln Financial Media Company of North Carolina, the owner and operator of radio stations WBT(AM), Charlotte, North Carolina; WBT-FM, Chester, South Carolina; and WLNK(FM), Charlotte, North Carolina. This transaction closed on January 31, 2008, and LFMC received proceeds of $100 million. More information on these LFMC transactions can be found in our Form 8-K filed on November 14, 2007, and in Note 3.
During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be approximately $49 million. During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax loss of $2 million in realized gain (loss) on our Consolidated Statements of Income as a result of the goodwill we attributed to this business. During 2008, we recorded an after-tax gain of $5 million in realized gain (loss) on our Consolidated Statements of Income related to this transaction, for additional cash received toward the purchase price. Investment Management manages approximately $90.7 billion of fixed income assets with a team of 100 fixed income investment professionals. The transaction did not impact the fixed income team that manages our fixed income mutual funds or general account assets.
On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), pursuant to which Jefferson-Pilot merged into one of our wholly-owned subsidiaries. Prior to the merger, Jefferson-Pilot, through its subsidiaries, offered full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental contracts, and it operated television and radio stations and a sports broadcasting network.
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
For further information about acquisitions and divestitures, see Note 3.
BUSINESS SEGMENTS AND OTHER OPERATIONS
RETIREMENT SOLUTIONS
Overview
The Retirement Solutions business, with principal operations in Radnor, Pennsylvania; Fort Wayne, Indiana; Hartford, Connecticut; and Greensboro, North Carolina and additional operations in Concord, New Hampshire and Arlington Heights, Illinois, provides its products through two segments: Annuities and Defined Contribution. The Annuities segment provides tax-deferred growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Defined Contribution segment provides employer-sponsored fixed and variable annuities and mutual fund-based programs in the 401(k), 403(b) and 457 plan marketplaces. Products for both segments are distributed through a wide range of intermediaries including both affiliated and unaffiliated channels including advisors, consultants, brokers, banks and wirehouses.

Retirement Solutions — Annuities
Overview
The Annuities segment provides tax-deferred growth and lifetime income opportunities for its clients by offering fixed and variable annuities. As a result of a broad product portfolio and a strong and diverse distribution network, Annuities ranked 5th in assets and 5th in variable annuity flows for the year ended December 31, 2008, in the U.S., according to Morningstar Annuity Research Center.
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
Annuities have several features that are attractive to customers. First, they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. Second, annuities are unique in that contract holders can select a variety of payout alternatives to help provide an income flow for life. Many annuity contracts include guarantee features (living and death benefits) that are not found in any other investment vehicle and, we believe, make annuities attractive especially in times of economic uncertainty. Over the last several years, the individual annuities market has seen an increase in competition with respect to guarantee features.
Products
In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e. annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract. Periodic payments can begin within twelve months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving his or her money and can be either a fixed annuity or a variable annuity.
The Annuities segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Deposits
Variable portion of variable annuity	$6,690	$9,135	$7,251
Fixed portion of variable annuity	3,433	2,795	2,090

Total variable annuity	10,123	11,930	9,341
Fixed indexed annuity	1,078	755	717
Other fixed annuity	529	772	698

Total deposits	$11,730	$13,457	$10,756

Variable Annuities
A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more sub-accounts offered through the product (“variable portion”) or into a fixed account with a guaranteed return (“fixed portion”). The value of the variable portion of the contract holder’s account varies with the performance of the underlying sub-accounts chosen by the contract holder. The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds. The contract holder’s return is tied to the performance of the segregated assets underlying the variable annuity (i.e. the contract holder bears the investment risk associated with these investments). The value of the fixed portion is guaranteed by us and recorded in our general account liabilities. Variable annuity account values were $44.5 billion, $62.1 billion and $51.8 billion for the years ended December 31, 2008, 2007 and 2006, respectively, including the fixed portions of variable accounts of $3.6 billion, $3.5 billion and $3.6 billion, for the years ended December 31, 2008, 2007 and 2006, respectively.
We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contract holder’s account value for that sub-account. The fees that we earn from these contracts are reported as insurance fees on our Consolidated Statements of Income. In addition, for some contracts, we collect surrender charges that range from 0% to 10% of withdrawals when contract holders surrender their contracts during the surrender charge period, which is generally higher during the early years of a contract. Our individual variable annuity products have a maximum surrender charge period of ten years.

We offer A-share, B-share, C-share, L-share and bonus variable annuities, although not with every annuity product. The differences in these relate to the sales charge and fee structure associated with the contract.
•	An A-share has a front-end sales charge and no back-end contingent deferred sales charge, also known as a surrender charge. The net premium (premium less front-end charge) is invested in the contract, resulting in full liquidity and lower mortality and expense assessments over the long term than those in other share classes.
•	A B-share has a seven-year surrender charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The entire premium is invested in the contract, but it offers limited liquidity during the surrender charge period.
•	A C-share has no front-end sales charge or back-end surrender charge. Accordingly, it offers maximum liquidity but mortality and expense assessments are higher than those for A-share or B-share during the surrender charge period. A persistency credit is applied beginning in year eight so that the total charge to the customer is consistent with B-share levels.
•	An L-share has a four to five year surrender charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The differences between the L-share and the B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher. We offer L-share annuity products with persistency credits that are applied in all years after surrender charges are no longer applicable so that the total charge to the customer is consistent with B-share levels.
•	A bonus annuity is a variable annuity contract that offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. The entire premium plus the bonus are invested in the sub-accounts supporting the contract. It has a seven to nine-year surrender charge. The expenses are slightly more than those for a B-share. We offer bonus annuity products with persistency credits that are applied in all years after surrender charges are no longer applicable so that the total charge to the customer is consistent with B-share levels.
We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits. Most of our variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value.
Approximately 91% of variable annuity separate account values had a GDB rider as of December 31, 2008, 2007 and 2006. The GDB features currently offered include those where we contractually guarantee to the contract holder that upon death, we will return no less than: the total deposits made to the contract, adjusted to reflect any partial withdrawals; the total deposits made to the contract, adjusted to reflect any partial withdrawals, plus a minimum return; or the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary.
Approximately 28%, 31% and 26% of variable annuity account values as of December 31, 2008, 2007 and 2006, respectively, had a GWB rider. The Lincoln SmartSecurity® Advantage benefit is a GWB rider that offers the contract holder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. There are two elective step-up options: a one-year option and a five-year option. In general, the one-year option allows an owner to step up the guarantee amount automatically on the benefit anniversary to the current contract value, and the five-year option allows the owner to step up the guarantee amount to the current contract value on or after the fifth anniversary of the election or of the most recent step up. In each case, the contract value must be greater than the guarantee amount at the time of step up. To receive the full amount of the guarantee, annual withdrawals are limited to either 5% of the guaranteed amount for the one-year option or 7% of the guaranteed amount for the five-year option. Under the one-year option, withdrawals will continue for the rest of the owner’s life (“single life version”) or the life of the owner or owner’s spouse (“joint life version”) as long as withdrawals begin after attained age 65 and are limited to 5% of the guaranteed amount. Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated.
We offer other product riders including i4LIFE® Advantage and 4LATER® Advantage. The i4LIFE® rider, on which we have received a U.S. patent, allows variable annuity contract holders access and control during the income distribution phase of their contract. This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing. Approximately 11%, 9% and 6% of variable annuity account values as of December 31, 2008, 2007 and 2006, respectively, have elected an i4LIFE® Advantage feature. In general, GIB is an optional feature available with i4LIFE® Advantage that guarantees regular income payments will not fall below 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals). Approximately 92%, 88% and 83% of i4LIFE® Advantage account values elected the GIB feature as of December 31, 2008, 2007 and 2006, respectively. 4LATER® Advantage provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE® Advantage. The income base is equal to the initial deposit (or contract value, if elected after issue) and increases by 15% every three years (subject to a 200% cap). The owner may step up the income base on or after the third anniversary of rider election or of the most recent step-up (which also resets the 200% cap).

The Lincoln Lifetime IncomeSM Advantage and Lincoln Lifetime IncomeSM Advantage Plus are hybrid benefit riders combining aspects of GWB and GIB. Both benefit riders allow the contract holder the ability to take income at a maximum rate of 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB. Lincoln Lifetime IncomeSM Advantage and Lincoln Lifetime IncomeSM Advantage Plus provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and a doubling of the initial guaranteed amount at the later of ten years or age seventy, subject to withdrawal limits. The Lincoln Lifetime IncomeSM Advantage Plus provides an additional benefit, which is a return of principal at the end of the seventh year if the customer has not taken any withdrawals. Contract holders under both the Lincoln Lifetime IncomeSM Advantage and Lincoln Lifetime IncomeSM Advantage Plus are subject to restrictions on the allocation of their account value within the various investment choices. Approximately 8% of variable annuity account values as of December 31, 2008, had a Lincoln Lifetime IncomeSM Advantage or Lincoln Lifetime IncomeSM Advantage Plus rider.
To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program. The customized dynamic hedging program uses equity and interest rate futures positions, interest rate and variance swaps, as well as equity-based options depending upon the risks underlying the guarantees. Our program is designed to offset both positive and negative changes in the carrying value of the guarantees. However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets, contract holder behavior and divergence between the performance of the underlying funds and hedging indices, which is referred to as basis risk. For more information on our hedging program, see “Critical Accounting Policies and Estimates — Derivatives” and “Realized Gain (Loss)” in the MD&A. For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors - Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”
We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals. In late 2008 and early 2009, in light of changes in the variable annuity market place driven by financial market conditions, we made changes to our rider designs that are expected to reduce the risk of these benefits. The changes include, but are not limited to, implementing investment restrictions for all new rider sales and for the majority of in force policies with guaranteed riders, raising the charge for guaranteed benefit riders and eliminating certain features. We plan to make further rider design changes in 2009 that we expect will reduce the risk of our guaranteed benefit riders. The changes will take into account the rapidly evolving competitive environment for guaranteed benefit annuities.
Fixed Annuities
A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. We offer single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single premium to be paid. Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis. Our fixed annuities include both traditional fixed-rate and fixed indexed annuities. With fixed deferred annuities, the contract holder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, a market value adjustment (“MVA”). Depending on market conditions, MVAs can, for some products, be less than zero, which means the MVA results in an increase to the amount received by the contract holder.
Fixed indexed annuities allow the contract holder to elect an interest rate linked to the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”). The indexed interest rate is guaranteed never to be less than zero. Our fixed indexed annuities provide contract holders a choice of a traditional fixed-rate account and one or more different indexed accounts. A contract holder may elect to change allocations at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component (i.e. reset the caps, spreads or participation rates), subject to guarantees.
Fixed annuity contracts are general account obligations. We bear the investment risk for fixed annuity contracts. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts. In addition, with respect to fixed indexed annuities, we purchase options that are highly correlated to the indexed account allocation decisions of our contract holders, such that we are closely hedged with respect to indexed interest for the current reset period. For more information on our hedging program for fixed indexed annuities, see “Critical Accounting Policies and Estimates — Derivatives” and “Realized Gain (Loss)” in the MD&A.

Individual fixed annuity account values were $14.0 billion, $14.4 billion and $14.9 billion as of December 31, 2008, 2007 and 2006, respectively. Approximately $10.1 billion of individual fixed annuity account values as of December 31, 2008, were still within the surrender charge period.
Our fixed annuity product offerings as of December 31, 2008, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate annuities with various payment options, including lifetime incomes. In addition to traditional fixed-rate immediate annuities, in 2007 we introduced Lincoln SmartIncomeSM Inflation Annuity. This product provides lifetime income with annual adjustments to keep pace with inflation. It uses a patent-pending design to preserve access to remaining principal, also adjusted annually for inflation, for premature death or unexpected needs. The traditional fixed-rate deferred annuity products include the Lincoln ClassicSM (Single and Flexible Premium), Lincoln SelectSM and Lincoln ChoicePlusSM Fixed annuities. The fixed indexed deferred annuity products include the Lincoln OptiPoint®, Lincoln OptiChoiceSM, Lincoln New Directions® and Lincoln Future Point® annuities. The fixed indexed annuities offer one or more of the following indexed accounts:
•	The Performance Triggered Indexed Account pays a specified rate, declared at the beginning of the indexed term, if the S&P 500 value at the end of the indexed term is the same or greater than the S&P 500 value at the beginning of the indexed term;
•	The Point to Point Indexed Account compares the value of the S&P 500 at the end of the indexed term to the S&P 500 value at the beginning of the term. If the S&P 500 at the end of the indexed term is higher than the S&P 500 value at the beginning of the term, then the percentage change, up to the declared indexed interest cap, is credited to the indexed account;
•	The Monthly Cap Indexed Account reflects the monthly changes in the S&P 500 value over the course of the indexed term. Each month, the percentage change in the S&P 500 value is calculated, subject to a monthly indexed cap that is declared at the beginning of the indexed term. At the end of the indexed term, all of the monthly change percentages are summed to determine the rate of indexed interest that will be credited to the account; and
•	The Monthly Average Indexed Account compares the average monthly value of the S&P 500 to the S&P 500 value at the beginning of the term. The average of the S&P 500 values at the end of each of the twelve months in the indexed term is calculated. The percentage change of the average S&P 500 value to the starting S&P 500 value is calculated. From that amount, the indexed interest spread, which is declared at the beginning of the indexed term, is subtracted. The resulting rate is used to calculate the indexed interest that will be credited to the account.
If the S&P 500 values produce a negative indexed interest rate, no indexed interest is credited to the indexed account.
We introduced the Lincoln Living IncomeSM Advantage in 2007. Available with certain of our fixed indexed annuities, it provides the contract holder a guaranteed lifetime withdrawal benefit. Withdrawals in excess of the free amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.
Many of our fixed annuities have an MVA. If a contract with an MVA is surrendered during the surrender charge period, both a surrender charge and an MVA may be applied. The MVA feature increases or decreases the contract value of the annuity based on a decrease or increase in interest rates. Individual fixed annuities with an MVA feature constituted 46%, 40% and 24% of total fixed annuity account values as of December 31, 2008, 2007 and 2006, respectively.
Distribution
The Annuities segment distributes its individual fixed and variable annuity products through LFD, our wholesaling distribution organization. LFD’s distribution channels give the Annuities segment access to its target markets. LFD distributes the segment’s products to a large number of financial intermediaries, including LFN. The financial intermediaries include wire/regional firms, independent financial planners, financial institutions and managing general agents.
Competition
The annuities market is very competitive and consists of many companies — with no one company dominating the market for all products. The Annuities segment competes with numerous other financial services companies. The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.

Retirement Solutions — Defined Contribution
Overview
The Defined Contribution segment provides employers the ability to offer tax-deferred retirement savings plans to their employees, primarily through 403(b) and 401(k) retirement savings plans. We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual funds. We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and other related services.
Defined contribution (“DC”) plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small. Some plans include employer matching of contributions, which can increase participation by employees. Growth in the number of DC plans has occurred as these plans have been used as replacements for frozen or eliminated defined benefit retirement plans. In general, DC plans offer tax-deferred contributions and investment growth, thereby deferring the tax consequences of both the contributions and investment growth until withdrawals are made from the accumulated values, often at lower tax rates occurring during retirement.
Lincoln’s 403(b) assets accounted for 60% of total assets under management in this segment as of December 31, 2008. The 401(k) business accounted for 46% of our new deposits during 2008 for this segment.
Products and Services
The Defined Contribution segment currently offers four primary offerings to the employer-sponsored market: LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program, Lincoln SmartFuture® program and Multi-Fund® variable annuity.
The Defined Contribution segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Deposits
Variable portion of variable annuity	$2,170	$2,355	$2,525
Fixed portion of variable annuity	369	351	441

Total variable annuity	2,539	2,706	2,966
Fixed annuity	812	754	506
Mutual funds	2,196	2,090	1,113

Total deposits	$5,547	$5,550	$4,585

LINCOLN DIRECTORSM and Multi-Fund® products are variable annuities. LINCOLN ALLIANCE® and Lincoln SmartFuture® programs are mutual fund-based programs. This suite of products covers both the 403(b) and 401(k) marketplace. Both 403(b) and 401(k) plans are tax-deferred, defined contribution plans offered to employees of an entity to enable them to save for retirement. The 403(b) plans are available to employees of educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities, while 401(k) plans are generally available to employees of for-profit entities. The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income. As of December 31, 2008 and 2007, healthcare clients accounted for 45% and 43% of account values for these products, respectively.
LINCOLN DIRECTORSM group variable annuity is a 401(k) DC retirement plan solution available to micro- to small-sized businesses, typically those that have DC plans with less than $3 million in account values. The LINCOLN DIRECTORSM product offers participants a broad array of investment options from several fund families. In 2008, the investment options were significantly enhanced with the addition of the funds that had been offered only through the Lincoln American Legacy Retirement® group variable annuity. Lincoln American Legacy Retirement® was merged into LINCOLN DIRECTORSM group variable annuity in 2008 and is no longer offered as a standalone product for new sales. LINCOLN DIRECTORSM group variable annuity has the option of being serviced through a TPA or fully serviced by Lincoln. As of December 31, 2008, approximately 90% of LINCOLN DIRECTORSM clients were serviced through TPAs. The Defined Contribution segment earns revenue through asset charges, investment income, surrender charges and recordkeeping fees from this product. Account values for LINCOLN DIRECTORSM group variable annuity were $4.9 billion, $7.8 billion and $7.5 billion as of December 31, 2008, 2007 and 2006, respectively. Deposits for LINCOLN DIRECTORSM group variable annuity were $1.5 billion, $1.6 billion and $1.8 billion during 2008, 2007 and 2006, respectively.

The LINCOLN ALLIANCE® program is a 401(k) or 403(b) DC retirement plan solution aimed at mid to large employers, typically those that have DC plans with $15 million or more in account value. The target market is primarily for-profit corporations, educational institutions and healthcare providers. The program bundles our traditional fixed annuity products with the employer’s choice of retail mutual funds, along with recordkeeping, plan compliance services and customized employee education services. Included in the product offering is the LIFESPAN® learning program, which provides participants with educational materials and one-on-one guidance for retirement planning assistance. The program allows the use of any retail mutual fund. We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts. We also earn investment margins on fixed annuities. The retail mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets, as we do not have any ownership interest in them. LINCOLN ALLIANCE® program account values were $9.4 billion, $9.5 billion and $7.0 billion as of December 31, 2008, 2007 and 2006, respectively.
The Lincoln SmartFuture® program is a 401(k) or 403(b) DC retirement plan solution aimed at small to mid to large employers, typically those that have DC plans with between $3 million to $15 million or more in account value. The target market is primarily for-profit corporations, educational institutions and healthcare providers. The Lincoln SmartFuture® program was introduced in 2008 and is built on the LINCOLN ALLIANCE® platform. Like LINCOLN ALLIANCE®, the program bundles our traditional fixed annuity products with retail mutual funds, recordkeeping, plan compliance services and employee education services using the LIFESPAN® learning program, which is described further above. However, the Lincoln SmartFuture® program allows the employer to choose from a list of over 100 retail mutual funds chosen by us, which consists of a broad range of low-cost funds. Services for this program are typically not customized for each employer. We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts. We also earn investment margins on fixed annuities. The retail mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets, as we do not have any ownership interest in them. Lincoln SmartFuture® program account values were $104 million as of December 31, 2008.
Multi-Fund® Variable Annuity is a defined contribution retirement plan solution with full-bundled administrative services and high quality investment choices marketed to small- to mid-sized healthcare, education, governmental and not-for-profit plans. The product can be sold either to the employer through the Multi-Fund® group variable annuity contract or directly to the individual through the Multi-Fund® select variable annuity contract. Included in the product offering is the LIFESPAN® learning program, which is described further above. We earn mortality and expense charges, investment income and surrender charges from this product. The Multi-Fund® variable annuity is currently available in all states except New York. Account values for the Multi-Fund® variable annuity were $9.7 billion, $13.3 billion and $13.5 billion as of December 31, 2008, 2007 and 2006, respectively. Multi-Fund® program deposits represented 15%, 17% and 20% of the segment’s deposits in 2008, 2007 and 2006, respectively.
Distribution
Defined contribution products are distributed by LFD, which has approximately 80 internal and external wholesalers (including sales managers). The wholesalers distribute the defined contribution products through advisors, consultants, banks, wirehouses, TPAs and individual planners. The Multi-Fund® program is sold primarily by affiliated advisors; certain non-affiliated advisors can also distribute the product. The LINCOLN ALLIANCE® program and the Lincoln SmartFuture® program are sold primarily through consultants and affiliated advisors. LINCOLN DIRECTORSM group variable annuity is sold primarily by TPAs and individual planners and is in the early stages of introduction to wirehouses and banks.
Competition
The defined contribution marketplace is very competitive and is comprised of many providers — with no one company dominating the market for all products. We compete with numerous other financial services companies. The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.
INSURANCE SOLUTIONS
Overview
The Insurance Solutions business provides its products through two segments: Life Insurance and Group Protection. The Life Insurance segment offers wealth protection and transfer opportunities through both individual and survivorship versions of UL and VUL, as well as term insurance and the MoneyGuard® product, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs). The Group Protection segment focuses on offering group term life, disability income and dental insurance primarily in the small to mid-sized employer marketplace for their eligible employees.

Insurance Solutions — Life Insurance
Overview
The Life Insurance segment, with principal operations in Greensboro, North Carolina and Hartford, Connecticut and additional operations in Concord, New Hampshire and Fort Wayne, Indiana, focuses on the creation and protection of wealth for its clients through the manufacturing of life insurance products. The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including COLI and BOLI products.
The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $250,000 of financial assets. For those individual policies we sold in 2008, the average face amount (excluding term and MoneyGuard® products) was $1 million and average first year premiums paid were approximately $60,000.
The Life Insurance segment also offers COLI and BOLI products and services to small- to mid-sized banks and mid- to large-sized corporations, mostly through executive benefit brokers.
Products
The Life Insurance segment sells primarily interest/market-sensitive products (UL and VUL), including COLI and BOLI products, and term products. The segment’s sales (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Sales by Product
UL:
Excluding MoneyGuard®	$525	$597	$436
MoneyGuard ®	50	40	31

Total UL	575	637	467
VUL	54	77	61
COLI and BOLI	84	91	83
Term/whole life	28	32	43

Total sales	$741	$837	$654

UL, VUL and COLI and BOLI sales represent target premium plus 5% of excess premium (including adjustments for internal replacements at 50%); whole life and term sales represent 100% of first year paid premium; and linked-benefit sales represent 15% of premium deposits.
The segment generally has higher sales in the second half of the year than in the first half of the year. Approximately 46% and 41% of total sales were in the first half of 2008 and 2006, respectively; however, in 2007, approximately 50% of total sales were in the first half of the year. In 2007, this was due to the transition of our product portfolio to the new unified product portfolio.
In addition, the following table shows life policies’ face amount in force (in millions):

	As of December 31,
	2008	2007	2006
In-Force Face Amount
UL and other	$310,198	$299,598	$282,874
Term insurance	235,023	235,919	234,148

Total in-force face amount	$545,221	$535,517	$517,022

Mortality margins, morbidity margins (for linked-benefit products), investment margins (through spreads or fees), net expense charges (expense charges assessed to the contract holder less expenses incurred to manage the business) and surrender fees drive life insurance profits. Mortality margins represent the difference between amounts charged to the customer to cover the mortality risk and the actual cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contract holder’s policy account value (i.e. cost of insurance assessments or “COIs”) or are embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in force (less reserves previously set aside to fund benefits). Insurance in force, in turn, is driven by sales, persistency and mortality experience.

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
We offer four categories of life insurance products consisting of:

Interest-sensitive Life Insurance (Primarily UL)
Interest-sensitive life insurance products provide life insurance with account (cash) values that earn rates of return based on company-declared interest rates. Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance. Some of our UL contracts include secondary guarantees, which are explained more fully below.
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
We also offer a fixed indexed UL product that functions similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account value earn interest credits linked to the performance of the S&P 500. The indexed interest rate is guaranteed never to be less than 1%. Our fixed indexed UL policy provides contract holders a choice of a traditional fixed rate account and several different indexed accounts. A contract holder may elect to change allocations annually for amounts in the indexed accounts and quarterly for new premiums into the policy. Prior to each new allocation we have the opportunity to re-price the indexed components, subject to minimum guarantees.
As mentioned previously, we offer survivorship versions of our individual UL products. These products insure two lives with a single policy and pay death benefits upon the second death.
Sales results are heavily influenced by the series of UL products with secondary guarantees. A UL policy with a secondary guarantee can stay in force, even if the base policy account value is zero, as long as secondary guarantee requirements have been met. The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, COI charges and credited interest. The assumptions for the secondary guarantee requirement are listed in the contract. As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed. The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy account value be less than zero.
Unlike other guaranteed death benefit designs, our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs. The length of the guarantee may be increased at any time through additional excess premium deposits. Secondary guarantee UL face amount in force was $99.0 billion, $83.9 billion and $65.5 billion as of December 31, 2008, 2007 and 2006, respectively. For information on the reserving requirements for this business, see “Regulatory” below and “Review of Consolidated Financial Condition” in the MD&A.
We manage investment margins (i.e. the difference between the amount the portfolio earns compared to the amount that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract. Interest-sensitive life account values (including MoneyGuard® and the fixed portion of VUL) were $27.5 billion, $26.5 billion and $25.4 billion as of December 31, 2008, 2007 and 2006, respectively.

Linked-benefit Life Products
Linked-benefit life products combine UL with long-term care insurance through the use of riders. The first rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need. The second rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully depleted for the purposes of long-term care. If the long-term care benefits are never used, the policy provides a tax-free death benefit to the contract holder’s heirs. Linked-benefit life products generate earnings through investment, mortality and morbidity margins. MoneyGuard® products are linked-benefit life products.
VUL
VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of sub-accounts offered through the product. The value of the contract holder’s account varies with the performance of the sub-accounts chosen by the contract holder. The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds. Premiums, net of expense loads and charges for mortality and expenses, received on VUL products are invested according to the contract holder’s investment option selection. As the return on the investment portfolio increases or decreases, the account value of the VUL policy will increase or decrease. As with fixed UL products, contract holders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period, ranging from 0 to 20 years depending on the product. The investment choices we offer in VUL products are the same, in most cases, as the investment choices offered in our individual variable annuity contracts.
In addition, VUL products offer a fixed account option that is managed by us. Investment risk is borne by the customer on all but the fixed account option. We charge fees for mortality costs and administrative expenses as well as asset-based investment management fees. VUL account values (excluding the fixed portion of VUL) were $4.3 billion, $6.0 billion and $5.4 billion as of December 31, 2008, 2007 and 2006, respectively.
We also offer survivorship versions of our individual VUL products. These products insure two lives with a single policy and pay death benefits upon the second death.
We also offer an enhanced single life version of our secondary guarantee VUL products with a survivorship option. These products combine the lapse protection elements of UL with the upside potential of a traditional VUL product, giving clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs. The combined single life and survivorship face amount in force of these products was $4.9 billion, $4.0 billion and $2.9 billion as of December 31, 2008, 2007 and 2006, respectively.
Term Life Insurance
Term life insurance provides a fixed death benefit for a scheduled period of time. It usually does not offer cash values. Scheduled policy premiums are required to be paid at least annually. Products offering a return of premium benefit payable at the end of a specified period are also available.
Distribution
The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels - wire/regional firms, independent planner firms (including LFN), financial institutions and managing general agents/independent marketing organizations. LFD distributes COLI/BOLI products to approximately 15 intermediaries who specialize in the executive benefits market and are serviced through a network of internal and external sales professionals.
Competition
The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products. As of the end of 2007, the latest year for which data is available, there were 1,009 life insurance companies in the U.S., according to the American Council of Life Insurers.
The Life Insurance segment competes on product design and customer service. The Life Insurance segment designs products specifically for the high net worth and affluent markets. In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service, underwriting and risk management and extensive distribution network all contribute to the strength of the Life Insurance segment. On average, the development of products takes approximately six months. The Life Insurance segment implemented several major product upgrades and/or new features, including important UL, VUL, linked-benefit and term product enhancements in 2008. With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests. Further, the Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

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
Insurance Solutions — Group Protection
Overview
The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. Most of the segment’s group contracts are sold to employers with fewer than 500 employees.
The Group Protection segment was added as a result of the merger with Jefferson-Pilot and was then known as Benefit Partners. Accordingly, the insurance premium product line data (in millions) for this segment, provided in the following table, only include nine months during 2006:

	For the Years Ended December 31,
	2008	2007	2006
Insurance Premiums by Product Line
Life	$541	$494	$334
Disability	672	601	407
Dental	150	136	95

Total non-medical	1,363	1,231	836
Medical	154	149	113

Total insurance premiums	$1,517	$1,380	$949

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
Distribution
The segment’s products are marketed primarily through a national distribution system, including 143 managers and marketing representatives. The managers and marketing representatives develop business through employee benefit brokers, TPAs and other employee benefit firms.
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
Delaware Investments also offers investment advisory services and products to institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, Taft-Hartley plans and sub-advisory separate accounts for which Delaware Investments acts as a sub-advisor. As of December 31, 2008, Delaware Investments served as an investment advisor to approximately 190 institutional accounts, acted as investment manager and performed additional services for 81 open-end funds and for 7 closed-end funds. The Investment Management segment also provides investment advisory services for the general account of LNC’s insurance subsidiaries, including separate accounts and mutual funds, and acts as an investment advisor to collateralized debt obligations (“CDOs”).

Products
Investment Management products include U.S. and international equity and fixed-income retail mutual funds, institutional separate accounts, institutional mutual funds and managed accounts.
The Investment Management segment’s assets under management (including assets under administration) (in millions) were as follows:

	As of December 31,
	2008	2007	2006
Assets Under Management
Retail — equity	$15,222	$31,598	$31,705
Retail — fixed	10,453	10,801	8,790

Total retail	25,675	42,399	40,495

Institutional — equity	11,203	21,751	21,977
Institutional — fixed (1)	9,696	11,536	21,105

Total institutional	20,899	33,287	43,082

Inter-segment assets	73,648	77,088	81,166

Total assets under management	$120,222	$152,774	$164,743

Total sub-advised assets, included above (2)	$10,227	$20,789	$22,671

(1)	In the fourth quarter of 2007, the Investment Management segment sold a portion of our institutional fixed-income business to an unaffiliated investment management company.

(2)	Effective May 1, 2007, the investment advisory role for the Lincoln Variable Insurance Trust, a product within our Retirement Solutions segment, transitioned from Investment Management to another internal advisor. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management is continuing to manage certain of the assets as a sub-advisor. As a result of this change, the Investment Management assets under management decreased by $3.2 billion, with a corresponding reduction in investment advisory fees — inter-segment and associated expenses.
Retail Products and Services
The Investment Management segment offers various retail products including mutual funds to individual investors, as well as investment services to high net worth and small institutional investors through managed accounts. The external retail assets under management were $25.7 billion, $42.4 billion and $40.5 billion as of December 31, 2008, 2007 and 2006, respectively. These assets include $8.0 billion, $16.2 billion and $18.0 billion of sub-advised assets as of December 31, 2008, 2007 and 2006, respectively. We pay fees to the third-party sub-advisors to manage the assets. See “Results of Investments Management” in the MD&A for discussion of the decline in retail assets under management.
The Investment Management segment, through Delaware Investments, offers open-end and closed-end mutual funds to suit an array of investment needs. Delaware Investments’ mutual funds are grouped by asset class, with each investment management team focused on a specific investment discipline. This structure of distinct investment teams allows for a style-specific research effort tailored for each asset class. The mutual funds are owned by the shareholders of those funds and not by Delaware Investments. Delaware Investments manages the funds pursuant to an agreement with the separate funds’ boards. Accordingly, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in our consolidated financial statements. Instead, Delaware Investments earns fees for providing the management and other services to the funds. However, Delaware’s assets under management do include seed capital investments in new products, which are included on our Consolidated Balance Sheets and are marked-to-market through net income on our Consolidated Statements of Income.
Delaware Investments manages both open-end and closed-end funds. An open-end mutual fund does not have a fixed number of shares and will normally offer as many shares as investors are willing to buy. Investors sell their shares by requesting the fund to redeem the shares. The open-end funds are available with various pricing structures, such as A-class with a front end sales charge and C-class with a contingent deferred sales charge, as well as R-class and Institutional class, which are sold without a front end or contingent deferred sales charge and are designed for certain retirement plans and/or institutional investors. Effective May 2007, no new or subsequent investments are allowed in the B-class except through a reinvestment of dividends or capital gains by existing shareholders. A-, B-, C- and R-classes are generally subject to Rule 12b-1 fees. A closed-end fund offers a fixed number of shares and is usually sold through a brokerage firm. After the initial offering, shares normally trade on a major stock exchange.

The Investment Management segment also provides investment advisory services to clients through separately managed accounts, commonly referred to as wrap accounts. These products are offered by a sponsor, typically a broker-dealer, to higher net worth individuals with a minimum investment of approximately $250,000. During 2006, the Investment Management segment closed the International American Depository Receipt (“ADR”) separately managed account product, which is sub-advised by Mondrian, and the Delaware Large Cap Growth Equity separately managed account to new investors. During 2008, both of these products were reopened to new investors. An ADR is a security that trades in the U.S., but represents a specified number of shares in a foreign corporation. ADRs are bought and sold on U.S. markets just like traditional stocks and are issued or sponsored in the U.S. by a bank or brokerage firm.
Institutional Products and Services
For institutional clients, the Investment Management segment offers Delaware Pooled Trust and institutional separate accounts and manages CDOs. External institutional assets under management were $20.9 billion, $33.3 billion and $43.1 billion as of December 31, 2008, 2007 and 2006, respectively.
Delaware Pooled Trust is a registered investment company that offers a series of mutual funds managed in styles that are similar to institutional separate account offerings and are best suited for smaller- to medium-sized institutional investment mandates. Delaware Pooled Trust’s minimum initial investment is typically $1 million. The funds included in Delaware Pooled Trust are offered without a sales charge directly through Delaware Investments’ institutional marketing and client services group.
The Investment Management segment provides investment advisory services through individually managed accounts to a broad range of institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, among others. Included among sub-advisory clients are mutual funds and other commingled vehicles offered by institutional parties. Most clients utilize individually managed separate accounts, which means clients have the opportunity to customize the management of their portfolio by including or excluding certain types of securities, sectors or segments within a given asset class. Because of their individually managed nature, these separate accounts are best suited for larger investment mandates. Currently, the minimum account size is typically $25 million.
The Investment Management segment also provides investment advisory services for CDOs. CDOs are pools of debt instruments that are securitized and sold to investors through a sponsor, typically an investment bank. The Investment Management segment does not invest in these securities, but the insurance portfolios of LNC’s insurance subsidiaries are invested in certain of these securities. The Investment Management segment provides investment advisory services at a fee. As of December 31, 2008, 2007 and 2006, the Investment Management segment provided advisory services for $5.0 billion, $6.1 billion and $3.7 billion, respectively, of CDOs.
As stated in “Acquisitions and Dispositions” above, during the fourth quarter of 2007, we completed the sale of certain institutional taxable fixed income business with an unaffiliated investment management company involving certain members of our fixed income team and related institutional taxable fixed income business.
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
Investment performance is a key driver of the Investment Management segment’s ability to attract new sales, retain existing assets and improve net flows. The following table summarizes the performance of institutional and managed accounts composites relative to their respective benchmarks for the one-, three- and five-year periods ended December 31, 2008:

	One Year	Three Year	Five Year
Number of institutional composites outperforming their respective benchmarks (1)	4 of 8	3 of 8	4 of 7
Number of managed account styles outperforming their respective benchmarks (2)	3 of 7	2 of 7	3 of 5

(1)	Represents the largest composites based on assets under management. The returns for these composites are Global Investment Performance Standards (GIPS®) compliant and the benchmarks are industry standards.

(2)	Represents Delaware Investments’ managed account styles that have associated benchmarks for the respective length of time.
Delaware Investments closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds that have similar investment characteristics and objectives. Performance in various key categories, as reported to Lipper, one of the leading providers of mutual fund research, is used by Delaware Investments in measuring its funds’ performance. The following table summarizes the performance for the 25 largest mutual funds and for all of the mutual funds in the Delaware Investments’ family of funds for the one-, three- and five-year periods ended December 31, 2008:

	One Year	Three Year	Five Year
Number of funds out of Delaware’s top 25 retail mutual funds in top half of their Lipper category (1)	19 of 25	16 of 25	15 of 25
Number of all retail mutual funds in top half of their Lipper category (1)	28 of 41	25 of 41	27 of 40

(1)	For these purposes, Delaware Investments’ family of funds does not include variable insurance product funds or mutual funds managed by Delaware Investments for certain of our affiliates or other third parties.
LINCOLN UK
Overview
Lincoln UK is headquartered in Barnwood, Gloucester, England and is licensed to do business throughout the United Kingdom (“U.K.”). Lincoln UK is primarily focused on protecting and enhancing the value of its existing customer base. The segment accepts new deposits on the existing block of business and markets a limited range of life and retirement income products.
Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. These products have largely been issued to individuals, and benefits, premium levels and charges can often be varied within limits. Certain contract holders have chosen to contract out of the U.K. government’s pension scheme through a Lincoln personal pension arrangement for which Lincoln UK receives rebate premiums from the government.

The Lincoln UK segment’s product revenues (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Product Revenues
Life products	$106	$121	$95
Pension products	136	160	131
Other products	6	8	11

Total product revenues	$248	$289	$237

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
Competition
The U.K. life insurance market is very competitive and consists of many companies, with no one company dominating the market for all products. Lincoln UK markets a limited range of new unit-linked life and pension products through independent intermediaries. The main factors upon which entities in this market compete are distribution access, product features, investment choice, cost, customer service, brand recognition and financial strength.
OTHER OPERATIONS
Other Operations includes the results of operations that are not directly related to the business segments, unallocated corporate items and the ongoing amortization of deferred gain on the indemnity reinsurance portion of the sale of our former reinsurance segment to Swiss Re in the fourth quarter of 2001. Unallocated corporate items include investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, such as our remaining radio properties, interest expense on short-term and long-term borrowings, our closed block of run-off pension business in the form of group annuity and insured funding-type of contracts with assets under management of approximately $1.9 billion as of December 31, 2008, and certain expenses, including restructuring and merger-related expenses. Other Operations also includes the eliminations of inter-company transactions and the inter-segment elimination of the investment advisory fees for asset management services the Investment Management segment provides to Retirement Solutions and Insurance Solutions.
Revenues (in millions) from Other Operations were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Operating Revenues
Insurance premiums	$4	$3	$9
Net investment income	358	372	373
Amortization of deferred gain on business sold through reinsurance	74	74	75
Media revenues (net)	85	107	85
Other revenues and fees	—	4	(1)
Inter-segment elimination of investment advisory fees	(82)	(87)	(97)

Total operating revenues	$439	$473	$444

REINSURANCE
We follow the industry practice of reinsuring a portion of our life insurance and annuity risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We use reinsurance to protect our insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. We also use reinsurance to improve our results by leveraging favorable reinsurance pricing. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their contract holders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. Because we bear the risk of nonpayment by one or more of our reinsurers, we primarily cede reinsurance to well-capitalized, highly rated reinsurers.
We reinsure approximately 50% to 55% of the mortality risk on newly issued non-term life insurance contracts and approximately 40% to 45% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed and VUL insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $2 million for each type of insurance.
From July 2007 until June 2008, we reinsured our Lincoln SmartSecurity® Advantage rider related to our variable annuities. Swiss Re provided 50% quota share coinsurance of our lifetime GWB, Lincoln SmartSecurity® Advantage, for business written in 2007 and 2008, up to a total of $3.8 billion in deposits.
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
We obtain reinsurance from a diverse group of reinsurers and we monitor concentration and financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. As of December 31, 2008 and 2007, the amounts recoverable from reinsurers were $8.5 billion and $8.2 billion, respectively, of which $4.5 billion and $4.3 billion was recoverable from Swiss Re for the same periods, respectively.
For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9. For risks involving reinsurance, see “Item 1A. Risk Factors — We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.”
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
For more information on reserves, see “Critical Accounting Policies and Estimates — Derivatives” and “Critical Accounting Policies and Estimates — Future Contract Benefits and Other Contract Holder Obligations” in the MD&A.
See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.
For risks related to reserves, see “Item 1A. Risk Factors — Changes in interest rates may cause interest rate spreads to decrease and may result in increased contract withdrawals.”
INVESTMENTS
An important component of our financial results is the return on invested assets. Our investment strategy is to balance the need for current income with prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach also permits us to be more effective in our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. Investments by our insurance subsidiaries must comply with the insurance laws and regulations of the states of domicile.

We do not use derivatives for speculative purposes. Derivatives are used for hedging purposes and income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GDB, GWB and GIB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations and credit, foreign exchange and equity risks. Income generation strategies include credit default swaps through replication synthetic asset transactions. These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets. Our investment portfolio does not contain any significant concentrations in single issuers. As of December 31, 2008, we had investments in the collateralized mortgage obligation industry with a fair value of $6.8 billion, or 10% of the invested assets portfolio totaling $67.3 billion. We did not have a concentration of financial instruments in a single industry as of December 31, 2007.
For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “Consolidated Investments” in the MD&A, as well as Notes 1 and 5.
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
Insurer Financial Strength Ratings
The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P are characterized as follows:
•	A.M. Best — A++ to S
•	Fitch — AAA to C
•	Moody’s — Aaa to C
•	S&P — AAA to R
As of February 26, 2009, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

	A. M. Best	Fitch	Moody’s	S&P
The Lincoln National Life Insurance Co.	A+	AA	Aa3	AA-
(“LNL”)	(2nd of 16)	(3rd of 21)	(4th of 21)	(4th of 21)

Lincoln Life & Annuity Co. of New York	A+	AA	Aa3	AA-
(“LLANY”)	(2nd of 16)	(3rd of 21)	(4th of 21)	(4th of 21)

First Penn-Pacific Life Insurance Co. (“FPP”)	A+	AA	A1	A+
	(2nd of 16)	(3rd of 21)	(5th of 21)	(5th of 21)
A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.

Debt Ratings
The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:
•	A.M. Best — aaa to rs
•	Fitch — AAA to D
•	Moody’s — Aaa to C
•	S&P — AAA to D
As of February 26, 2009, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, were as follows:

A. M. Best	Fitch	Moody’s	S&P
a-	A	A3	A-
(7th of 23)	(6th of 21)	(7th of 21)	(7th of 22)
The short-term credit rating scales of A.M. Best, Fitch Ratings, Moody’s and S&P are characterized as follows:
•	A.M. Best — AMB-1+ to d
•	Fitch — F1+ to D
•	Moody’s — P-1 to NP
•	S&P — A-1+ to D
As of February 26, 2009, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, were as follows:

A. M. Best	Fitch	Moody’s	S&P
AMB-1	F1	P-2	A-2
(2nd of 6)	(2nd of 7)	(2nd of 4)	(3rd of 10)
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
On February 10, 2009, Moody’s placed LNC’s senior debt rating and the insurance financial strength ratings of the insurance subsidiaries under review for possible downgrade, but affirmed its stable outlook for LNC’s short-term credit rating. Placing the company’s ratings under review for possible downgrade indicates that Lincoln’s ratings could be affirmed or lowered in the near term based on developments in financial market conditions, and/or Lincoln’s business performance or financial measures. On February 20, 2009, A.M. Best downgraded our long-term credit rating to “a-” from “a,” and affirmed the financial strength ratings of our insurance subsidiaries. Additionally, A.M. Best revised its ratings outlook to negative from stable. On February 26, 2009, S&P downgraded our long-term credit rating to “A-” from “A+,” our short-term credit rating to “A-2” from “A-1” and the insurance financial strength ratings of the insurance subsidiaries to “AA-” from “AA.” S&P revised its outlook for the holding company to stable from negative and maintained its stable outlook for the insurance subsidiaries.
In late September and early October of 2008, A.M. Best, Fitch, Moody’s and S&P each revised their outlook for the U.S. life insurance sector to negative from stable. We believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. In addition, actions we take to access third-party financing may in turn cause rating agencies to reevaluate our ratings.
All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or LNC can maintain these ratings. Each rating should be evaluated independently of any other rating.

REGULATORY
Insurance Regulation
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
In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting contract holders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. Our principal insurance subsidiaries, LNL, LLANY and FPP, are domiciled in the states of Indiana, New York and Indiana, respectively.
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
As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts, and business practices of insurers domiciled in their states. During the three-year period ended December 31, 2008, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this three-year period.
State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time. Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.
We received approval from the Indiana Department of Insurance for a permitted practice to the prescribed NAIC statutory accounting principles for our Indiana-domiciled insurance subsidiaries as of December 31, 2008. The permitted practice modifies the statutory accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one to three years and increasing the asset recognition limit from 10% to 15% of statutory capital and surplus. This permitted practice is expected to benefit the statutory capital and surplus of our Indiana-domiciled insurance subsidiaries by approximately $300 million, but may not be considered when calculating the dividends available from the insurance subsidiaries. We also received approval from the Department for two more permitted practices for LNL relating to the application of specified mortality tables for life insurance. These are expected to benefit the statutory capital and surplus of LNL by approximately $16 million.
A new statutory reserving standard, Actuarial Guideline 43, Commissioners Annuity Reserve Valuation Method for Variable Annuities (“VACARVM”), replaces current statutory reserve practices for variable annuities with guaranteed benefits, such as GWBs. VACARVM was adopted by the NAIC in September 2008 and will be effective as of December 31, 2009. Based upon the level of variable annuity account values as of December 31, 2008, we estimate that VACARVM would have decreased our statutory capital by $125 million to $175 million. The actual impact of the adoption will be dependent upon account values and conditions that exist as of December 31, 2009. We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital (“RBC”) ratios and potentially reduce future dividend capacity from our insurance subsidiaries. For more information on VACARVM and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition — Liquidity and Capital Resources” in the MD&A.

Insurance Holding Company Regulation
LNC and its primary insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana and New York. These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, and certain inter-company transactions, including material transfers of assets and inter-company business agreements and to report material changes in that information. These laws also require that inter-company transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an inter-company transaction. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.
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
Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. As discussed above, we may not consider the permitted practice to the prescribed statutory accounting principles relating to the deferred tax asset in calculating available dividends. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.
Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Indiana Insurance Commissioner to bring an action to rescind a dividend which violates these standards. In the event that the Indiana Insurance Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary. For information regarding dividends paid to us during 2008 from our insurance subsidiaries, see “Review of Consolidated Financial Condition — Liquidity and Capital Resources — Sources of Liquidity and Cash Flow” in the MD&A.
Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. Lincoln UK maintains a target of approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. Effective January 1, 2005, all insurance companies operating in the U.K. also have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA imposes certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

Risk-Based Capital
The NAIC has adopted RBC requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. There are five major risks involved in determining the requirements:

Category	Name	Description
Asset risk — affiliates	C-0	Risk of assets’ default for certain affiliated investments
Asset risk — other	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit risk and market risk	C-3	Risk of losses due to changes in interest rate levels, risk that health benefits prepaid to providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business
A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure adequacy of a company’s statutory surplus by comparing it to the RBC determined by the formula. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the RBC ratio), also as defined by the NAIC. Accordingly, factors that have an impact on the total adjusted capital of our insurance subsidiaries, such as the permitted practices discussed above, will also affect their RBC levels.
Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:
•	“Company action level” — If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake;
•	“Regulatory action level” — If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period;
•	“Authorized control level” — If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer; and
•	“Mandatory control level” — If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.
As of December 31, 2008, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.” We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels. These developments may include, but may not be limited to: changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves such as VACARVM and principles based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to securitize life reserves including the issuing of letters of credit supporting captive reinsurance structures.
See “Item 1A. Risk Factors — A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

Federal Initiatives
The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In reaction to the current credit market illiquidity and global financial crisis, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008, and enacted the American Recovery and Reinvestment Act of 2009 (“ARRA”) on February 17, 2009, in an effort to restore liquidity to the U.S. credit markets. The EESA defines financial institutions to include insurance companies. The EESA contains the TARP. The TARP authorized the U.S. Treasury to purchase “troubled assets” (as defined in the TARP) from financial institutions, including insurance companies. Pursuant to the authority granted under the TARP, the U.S. Treasury has adopted the CPP, the Generally Available Capital Access Program (“GACAP”) and the Exceptional Financial Recovery Assistance (“EFRA”). The ARRA contains provisions impacting participants in these various capital assistance programs, such as limits imposed on executive compensation. Under the CPP, as currently adopted, bank and thrift holding companies may apply to the U.S. Treasury for the direct sale of preferred stock and warrants to the U.S. Treasury. We filed an application with the U.S. Treasury to participate in the CPP, but there are no assurances that the U.S. Treasury will approve our application, or that we will participate in the GACAP or the EFRA. It remains unclear at this point if or when the EESA and the ARRA will restore sustained liquidity and confidence in the markets and its affect on the fair value of our invested assets.
In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) was enacted. The EGTRRA contains provisions that have and will continue, near term, to significantly lower individual tax rates. These may have the effect of reducing the benefits of tax deferral on the inside build-up of annuities and life insurance products. The EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products. These provisions expire after 2010, unless extended.
In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was enacted. Individual taxpayers are the principal beneficiaries of the JGTRRA, which includes an acceleration of certain of the income tax rate reductions enacted originally under the EGTRRA, as well as capital gains and dividend tax rate reductions. On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2006 (“TIPRA”) was signed into law. TIPRA extends the lower capital gains and dividends rates through the end of 2010. Although most of these rate reductions expire after 2010, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Like the EGTRRA changes, the JGTRRA changes may hinder our sales and result in increased surrender of insurance and annuity products.
On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law. The PPA makes numerous changes to pension and other tax laws including: permanence for the EGTRRA enacted pension provisions including higher annual contribution limits for defined contribution plans and IRAs as well as catch-up contributions for persons over age 50; clarification of the safest available annuity standard for the selection of an annuity as a distribution option for defined contribution plans; expansion of investment advice options for defined contribution plan participants and IRA owners; more stringent funding requirements for defined benefit pension plans and clarification of the legal status of hybrid (cash balance) pension plans; non-pension related tax changes, such as the codification of COLI best practices, bringing more certainty to this market segment; permanence for EGTRRA enacted tax benefits for Section 529 college savings plans; and favorable tax treatment for long-term care insurance included as a rider to or on annuity products. We expect many of these changes to have a beneficial effect upon various segments of our business lines.
The USA PATRIOT Act of 2001 (the “Patriot Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.
Employee Retirement Income Security Act (“ERISA”) Considerations
ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

Broker-Dealer, Securities and Savings and Loan Regulation
Some of our separate accounts as well as mutual funds that we sponsor, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority’s (“FINRA”) net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. LFN’s registered representatives and our employees, insofar as they are involved in the sale or marketing of products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the U.S. Securities and Exchange Commission (“SEC”), FINRA and state securities commissioners. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.
Our U.S. banking operations are subject to federal and state regulation. As a result of its ownership of Newton County Loan & Savings, FSB, which was approved on January 8, 2009, LNC is considered to be a savings and loan holding company and, along with Newton County Loan & Savings, FSB, is subject to annual examination by the Office of Thrift Supervision of the U.S. Department of Treasury. Federal and state banking laws generally provide that no person may acquire control of LNC, and gain indirect control of Newton County Loan & Savings, FSB, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of LNC would be presumed to constitute control.
As a savings and loan holding company, we have applied to participate in the FDIC’s TLGP. Under the TLGP, the FDIC will guarantee newly issued senior unsecured debt issued on or before June 30, 2009. The amount guaranteed may not exceed 125% of the par or face value of senior unsecured debt outstanding as of September 30, 2008, that is scheduled to mature on or before June 30, 2009. This means only debt maturing before June 30, 2009, can be included in calculating the cap. The FDIC can vary the cap. The debt guarantee expires June 30, 2012, regardless if the debt matures later. The proceeds of guaranteed debt cannot be used to prepay debt that is not guaranteed. Entities participating in the TLGP are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk taking, including additional reporting and on-site reviews to determine compliance with the TLGP. There can be assurance that the FDIC will approve our participation in the TLGP.
Environmental Considerations
Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), we may be liable, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.
We routinely conduct environmental assessments for real estate we acquire for investment and before taking title through foreclosure to real property collateralizing mortgages that we hold. Although unexpected environmental liabilities can always arise, based on these environmental assessments and compliance with our internal procedures, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our results of operations.

Intellectual Property
We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. We have implemented a patent strategy designed to protect innovative aspects of our products and processes which we believe distinguish us from competitors. We currently own four issued U.S. patents and have additional patent applications pending in the U.S. Patent and Trademark Office. Our currently issued U.S. patents will expire between 2015 and 2021. We intend to continue to file patent applications as we develop new products, technologies and patentable enhancements.
We regard our patents as valuable assets and intend to vigorously protect them against infringement. However, complex legal and factual determinations and evolving laws make patent protection uncertain, and while we believe our patents provide us with a competitive advantage, we cannot be certain that patents will be issued from any of our pending patent applications or that any issued patents will have sufficient breadth to offer meaningful protection. In addition, our issued patents may be successfully challenged, invalidated, circumvented or found unenforceable so that our patent rights would not create an effective competitive barrier. We have in the past instituted litigation against competitors to enforce our intellectual property rights with success. For example, we recently won a $13 million judgment that upheld the validity of one of our patents and found infringement by the defendants. We are currently reviewing the judgment and its applicability in relation to other potentially infringing parties.
Finally, we have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services, including, among others, the trademarks of the Lincoln National and Lincoln Financial names, the Lincoln silhouette logo and the combination of these marks. Trademark registrations may be renewed indefinitely subject to continued use and registration requirements. We regard our trademarks as valuable assets in marketing our products and services and protect them against infringement.
EMPLOYEES
As of December 31, 2008, we had a total of 9,696 employees. In addition, we had a total of 1,486 planners and agents who had active sales contracts with one of our insurance subsidiaries. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.
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
We also make available, free of charge, on or through our Internet website http://www.lincolnfinancial.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
The information on the website listed above is not, and should not, be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.

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
We maintain an investment portfolio of various holdings, types and maturities. These investments are subject to general credit, liquidity, market and interest rate risks. An extended disruption in the credit and capital markets could adversely affect LNC and its subsidiaries’ ability to access sources of liquidity, and there can be no assurance that additional financing will be available to us on favorable terms, or at all, in the current market environment. In addition, further other-than-temporary impairments could reduce our statutory surplus, leading to lower RBC ratios and potentially reducing future dividend capacity from our insurance subsidiaries.
We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to maintain our securities lending activities and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. As a holding company with no direct operations, our principal asset is the capital stock of our insurance and investment management subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations, including the $500 million of senior securities due in April 2009, and to pay dividends to shareholders and corporate expenses depends significantly upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws and regulations of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. Changes in these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses. For our insurance and other subsidiaries, the principal sources of our liquidity are insurance premiums and fees, annuity considerations, investment advisory fees, and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. At the holding company level, sources of liquidity in normal markets also include a variety of short- and long-term instruments, including credit facilities, commercial paper and medium- and long-term debt.
In the event that current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us as has happened recently. See “Item 1. Business — Ratings” for a complete description of our ratings and ratings outlook. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter term securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently, our credit spreads have widened considerably, which increases the interest rate we must pay on any new debt obligation we may issue. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the second half of 2008, particularly in the fourth quarter of 2008. Recently, concerns over unemployment, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices and declining business and consumer confidence, have precipitated a recession. In addition, the fixed-income markets are experiencing a period of extreme volatility, which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to sell, if desired. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the real estate, mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactments of the EESA and the ARRA that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition. A continuation of current economic conditions may require us to raise additional capital or consider other transactions to manage our capital position or our liquidity.
If our businesses do not perform well and/or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.
Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. As of December 31, 2008, we had a total of $3.9 billion of goodwill on our Consolidated Balance Sheets, of which $2.2 billion related to our Insurance Solutions — Life Insurance segment and $1.0 billion related to our Retirement Solutions — Annuities segment. We test goodwill at least annually for impairment. Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates. The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level. The fair value of the reporting unit is impacted by the performance of the business. If it is determined that the goodwill has been impaired, i.e. when the fair value of the “reporting unit” is not expected to recover in a reasonable amount of time, we must write down the goodwill by the amount of the impairment, with a corresponding charge to net income. For the year ended December 31, 2008, we took total pre-tax impairment charges of $176 million, primarily related to our media assets.
If current market conditions persist during 2009, in particular, if our share price remains below book value per share, or if we take actions to limit risk associated with our products or investments that causes a significant change in any one reporting unit’s fair value, this may trigger goodwill impairment testing at the end of each quarter as part of an annual or interim impairment test. We expect to perform interim tests of goodwill impairment in addition to our annual test during 2009, especially if our market capitalization remains below our book value. Subsequent reviews of goodwill could result in impairment of goodwill during 2009, as early as the first quarter. These subsequent reviews of goodwill could result in additional impairment of goodwill during 2009, and such write downs could have a material adverse effect on our results of operations or financial position, but will not affect the statutory capital of our insurance subsidiaries. For more information on goodwill, see Note 8 and the MD&A.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Such valuation allowance could have a material adverse effect on our results of operations and financial position, but will not affect the statutory capital of our insurance subsidiaries.
There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the EESA was signed into law and on February 17, 2009, the ARRA was signed into law. The federal government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced.
The difficulties faced by other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also may have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and/or equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.
Furthermore, we distribute a significant amount of our insurance, annuity and mutual fund products through large financial institutions. We believe that the mergers of several of these entities, as well as the negative impact of the markets on these entities, has disrupted and may lead to further disruption of their businesses, which may have a negative effect on our production levels.
Our participation in a securities lending program and a reverse repurchase program subjects us to potential liquidity and other risks.
We participate in a securities lending program for our general account whereby fixed income securities are loaned by our agent bank to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain. We invest such cash collateral in other securities, primarily in commercial paper and money market or other short term funds. Securities with a cost or amortized cost of $430 million and a fair value of $410 million were on loan under the program as of December 31, 2008. Securities loaned under such transactions may be sold or repledged by the transferee. We were liable for cash collateral under our control of $427 million as of December 31, 2008.
We participate in a reverse repurchase program for our general account whereby we sell fixed income securities to third parties, primarily major brokerage firms, with a concurrent agreement to repurchase those same securities at a determined future date. The borrowers of our securities provide us with cash collateral which is typically invested in fixed maturity securities. The fair value of securities pledged under reverse repurchase agreements was $496 million as of December 31, 2008.
As of December 31, 2008, substantially all of the securities on loan under the program could be returned to us by the borrowers at any time. Collateral received under the reverse repurchase program cannot be returned prior to maturity, however, market conditions on the repurchase date may limit our ability to enter into new agreements. The return of loaned securities or our inability to enter into new reverse repurchase agreements would require us to return the cash collateral associated with such securities. In addition, in some cases, the maturity of the securities held as invested collateral (i.e. securities that we have purchased with cash received from the third parties) may exceed the term of the related securities and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate.
We establish and carry, as a liability, reserves based on estimates of how much we will need to pay for future benefits and claims. For our life insurance and annuity products, we calculate these reserves based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the lapse rate of the policies, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. In addition, the sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force, and therefore, result in non-linear relationships with respect to the level of equity market performance within any reporting period. Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims. As a result, we would incur a charge to our earnings in the quarter in which we increase our reserves.
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
The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do better than expected lapses, mortality rates and expenses. As a result, higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), deferred front-end loads (“DFEL”) and changes in future contract benefits. However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources. For example, in the fourth quarter of 2008, we reset the baseline of account values from which EGPs are projected. As a result of this and the impact of the volatile capital market conditions on our annuity reserves, we had a cumulative unfavorable prospective unlocking of $223 million, after-tax.
Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.
Certain of our variable annuity products include guaranteed benefit riders. These include GDB, GWB and GIB riders. Our GWB, GIB and 4LATER® features have elements of both insurance benefits accounted for under Statement of Position 03-1 (“SOP 03-1”) and embedded derivatives accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 157, “Fair Value Measurements, (“SFAS 157”). The SOP 03-1 component is calculated in a manner consistent with our GDB, as described below. We weight the reserves based on the significance of their features. The amount of reserves related to GDB for variable annuities is tied to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach. The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date. Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach that is based on the projected future payments in excess of projected future account values. The benefit ratio approach takes into account the present value of total expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date. The amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.
Both the level of expected payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. The liabilities related to fair value are impacted by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets will decrease the amount of reserves that we must carry, and strong equity markets, increases in interest rates and decreases in volatility will generally decrease the reserves calculated using fair value. Conversely, a decrease in the equity markets will increase the expected future payments used in the benefit ratio approach, which has the effect of increasing the amount of reserves. Also, a decrease in the equity market along with a decrease in interest rates and an increase in volatility will generally result in an increase in the reserves calculated using fair value, which are the conditions we have experienced recently.

Increases in reserves would result in a charge to our earnings in the quarter in which the increase occurs. Therefore, we maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected and divergence between the performance of the underlying funds and hedging indices. For example, for the years ended December 31, 2008 and 2007, we experienced a breakage on our guaranteed living benefits net derivatives results of $51 million and $(136) million, pre-DAC, pre-tax. Breakage is defined as the difference between the change in the value of the liabilities, excluding the amount related to the non-performance risk component, and the change in the fair value of the derivatives. The non-performance risk factor is required under SFAS 157, which requires us to consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. Conversely, an increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income. See “Realized Gain (Loss)” in the MD&A for further discussion.
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
Because the profitability of our fixed annuity and interest-sensitive whole life, UL and fixed portion of VUL insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability. Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital. Some of our products, principally fixed annuities, interest-sensitive whole life, UL and the fixed portion of VUL insurance, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread,” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.
In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative. Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.
Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.
Many of our transactions with financial and other institutions, including settling futures positions, specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions, we may be required to make payment to our counterparties related to any decline in the market value of the specified assets.

Losses due to defaults by others could reduce our profitability or negatively affect the value of our investments.
Third parties that owe us money, securities or other assets may not pay or perform their obligations. These parties include the issuers whose securities we hold, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons. A further downturn in the U.S. and other economies could result in increased impairments.
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.
Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date based on information, such as the market value of the underlying real estate securing the loan, any third party guarantees on the loan balance or any cross collateral agreements and their impact on expected recovery rates. As of December 31, 2008, no loans were in default for our mortgage loan investments. The performance of our mortgage loan investments, however, may fluctuate in the future. In addition, some of our mortgage loan investments have balloon payment maturities. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.
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
Our investments are reflected within our consolidated financial statements utilizing different accounting bases, and, accordingly, we may not have recognized differences, which may be significant, between cost and fair value in our consolidated financial statements.
Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other invested assets. The carrying value of such investments is as follows:
•	Fixed maturity and equity securities are classified as available-for-sale, except for those designated as trading securities, and are reported at their estimated fair value. The difference between the estimated fair value and amortized cost of such securities (i.e. unrealized investment gains and losses) are recorded as a separate component of other comprehensive income or loss, net of adjustments to DAC, policyholder related amounts and deferred income taxes;
•	Fixed maturity and equity securities designated as trading securities, which support certain reinsurance arrangements, are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss). However, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements;
•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value;
•	Mortgage loans are stated at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances;
•	Policy loans are stated at unpaid principal balances;
•	Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting; and
•	Other invested assets consist principally of derivatives with positive fair values. Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships. Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income or loss.
Investments not carried at fair value in our consolidated financial statements — principally, mortgage loans, policy loans and real estate — may have fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. In addition, unrealized losses are not reflected in net income unless we realize the losses by either selling the security at below amortized cost or determine that the decline in fair value is deemed to be other-than-temporary (i.e. impaired). Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
Fixed maturity, equity and trading securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represented the majority of our total cash and invested assets. Pursuant to SFAS 157, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The determination of fair values in the absence of quoted market prices is based on: valuation methodologies; securities we deem to be comparable; and assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption, including periods of significantly increasing/decreasing or high/low interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
See Note 2 for further information about SFAS 157.
Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests. These asset classes represented 25% of the carrying value of our total cash and invested assets as of December 31, 2008. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.
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
The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we would be able to sell them for the prices at which we have recorded them and we might be forced to sell them at significantly lower prices.
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
In addition, other external factors may cause a drop in value of investments, such as ratings downgrades on asset classes. For example, Congress has proposed legislation to amends the U.S. Bankruptcy Code to permit bankruptcy courts to modify mortgages on primary residences, including an ability to reduce outstanding mortgage balances. Such actions by bankruptcy courts may impact the ratings and valuation of our residential mortgage-backed investment securities.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to: our ability and intent to hold the security for a sufficient period of time to allow for a recovery in value; the cause of the decline; fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer; and severity of the decline in value.
Additionally, our management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Another key factor in whether determining an “other-than-temporary impairment” has occurred is our intent or ability to hold to recovery or maturity. In the event that we determine that we do not have the intent or ability to hold to recovery or maturity, we are required to write down the security. A write-down is necessary even in situations where the unrealized loss is not due to an underlying credit issue, but may be solely related to the impact of changes in interest rates on the fair value of the security. Where such analysis results in a conclusion that declines in fair values are other-than-temporary, the security is written down to fair value.
Our gross unrealized losses on securities available-for-sale as of December 31, 2008, were $7.5 billion, pre-tax, and the component of gross unrealized losses for securities with a decline of 20% or more for at least six months was $5.0 billion, pre-tax. Related to our unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized. The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.
We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.
We have approximately $1.6 billion in principal amount of capital securities outstanding. All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date (“determination date”):
1.	LNL’s RBC ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or
2.	(i) The sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative, and (ii) our consolidated stockholders’ equity (excluding accumulated other comprehensive income and any increase in stockholders’ equity resulting from the issuance of preferred stock during a quarter) (“adjusted stockholders’ equity”) as of (x) the most recently completed quarter and (y) the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is ten fiscal quarters prior to the last completed quarter (the “benchmark quarter”).
The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price. We would have to utilize the ACSM until the trigger events above no longer existed, and, in the case of test 2 above, our adjusted stockholders’ equity amount has increased or has declined by less than 10% as compared to the adjusted stockholders’ equity at the end of the benchmark quarter for each interest payment date as to which interest payment restrictions were imposed by test 2 above.

As a result of our net loss of $505 million in the quarter ended December 31, 2008, if we have net income of $232 million or less for the quarter ended March 31, 2009, we would trigger test 2(i) above with respect to the quarter ended September 30, 2009. If our adjusted stockholders’ equity at each of the quarters ended March 31 and September 30, 2009, as compared to the benchmark quarter (March 31, 2007) declines by 10% or more, we would trigger tests 2(ii)(x) and (y) above. In such a case, we would trigger the ACSM for at least our interest payments on November 17, 2009, of $28 million and January 20, 2010, of $5 million.
If we were required to utilize the ACSM and were successful in selling sufficient common shares or warrants to satisfy the interest payment, we would dilute the current holders of our common stock. Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock. Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities, nor will a nonpayment of interest, unless it lasts for ten consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.
The calculations of RBC, net income (loss) and adjusted stockholders’ equity are subject to adjustments and the capital securities are subject to additional terms and conditions as further described in supplemental indentures filed as exhibits to our Forms 8-K filed on March 13, 2007, May 17, 2006, and April 20, 2006.
A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.
In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors — the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as VACARVM and principles based reserving, our inability to secure capital market solutions to provide reserve relief, such as issuing letters of credit to support captive reinsurance structures, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e. the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). Most of these factors are outside of our control. Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries. The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries. In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings. In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase at a rate greater than the rate of change of the markets. Increases in reserves reduce the statutory surplus used in calculating our RBC ratios. To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past. Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies. For more information on risks regarding our ratings, see “A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” below.
A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.
Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and rate our debt. Ratings are not recommendations to buy our securities. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future. In late September and early October of 2008, A.M. Best, Fitch, Moody’s and S&P each revised their outlook for the U.S. life insurance sector from stable to negative. We believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. In addition, actions we take to access third-party financing may in turn cause rating agencies to reevaluate our ratings.
Our financial strength ratings, which are intended to measure our ability to meet contract holder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry by making it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings and by leading to increased withdrawals by current customers seeking companies with higher financial strength ratings.

This could lead to a decrease in fees as net outflows of assets increase, and therefore, result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. The interest rates we pay on our borrowings are largely dependent on our credit ratings. The recent downgrades and future downgrades of our debt ratings could affect our ability to raise additional debt, including bank lines of credit, with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, the recent downgrades and future downgrades of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries. Additional future downgrades of one or more of our ratings have become more likely as several of the ratings agencies have negative outlooks on our credit and insurer financial strength ratings. See “Item 1. Business — Ratings” for a complete description of our ratings and ratings outlook.
As a result of S&Pֹs recent downgrade of LNC’s short-term credit rating to A-2, we are not currently eligible to issue new commerical paper under the Federal Reserve’s Commercial Paper Funding Facility (“CPFF”), which we believe will make it more expensive to sell additional commercial paper, and it may make it more likely that we will have to utilize other sources of liquidity, including our credit facilities, for liquidity purposes. Prior to the downgrade, we were eligible to sell up to a maximum of $575 million to the CPFF. See “Review of Consolidated Financial Condition - Liquidity and Capital Resources — Sources of Liquidity and Cash Flow — Alternative Sources of Liquidity” in the MD&A for more information regarding our participation in the CPFF.
Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.
Under certain indemnity reinsurance agreements, one of our insurance subsidiaries, LLANY, provides 100% indemnity reinsurance for the business assumed, however, the third-party insurer (the “cedent”) remains primarily liable on the underlying insurance business. Under these types of agreements, at December 31, 2008, we held statutory reserves of approximately $3.5 billion. These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios. If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide letters of credit at least equal to the relevant statutory reserves. Under the largest indemnity reinsurance arrangement, we held approximately $2.4 billion of statutory reserves at December 31, 2008. LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain a RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business. Under two other arrangements, by which we established approximately $1 billion of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3. One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%. Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves. As of December 31, 2008, LLANY’s RBC ratio exceeded 500%. See “Item 1. Business — Ratings” for a complete description of LLANY’s ratings.
If the cedent recaptured the business, LLANY would be required to release reserves and transfer assets to the cedent. Such a recapture could adversely impact our future profits. Alternatively, if LLANY established a security trust for the cedent, the ability to transfer assets out of the trust could be severely restricted, thus negatively impacting our liquidity.
Our businesses are heavily regulated and changes in regulation may reduce our profitability.
Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:
•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions of certain transactions between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	The existence and licensing status of the company under circumstances where it is not writing new or renewal business;
•	Certain required methods of accounting;
•	Reserves for unearned premiums, losses and other purposes; and
•	Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2008, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.
In addition, Lincoln Financial Network and Lincoln Financial Distributors, as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and the FINRA. Our Investment Management segment is subject to regulation and supervision by the SEC, the FINRA, the Municipal Securities Rulemaking Board, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln UK is subject to regulation by the FSA in the U.K. LNC, as a savings and loan holding company and Newton County Loan and Savings, FSB, are subject to regulation and supervision by the Office of Thrift Supervision. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations. Finally, our radio operations require a license, subject to periodic renewal, from the Federal Communications Commission to operate. While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations.
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
Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.
The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX” or “XXX,” requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees. In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees. Virtually all of our newly issued term and the great majority of our newly issued UL insurance products are now affected by XXX and AG38.
As a result of this regulation, we have established higher statutory reserves for term and UL insurance products and changed our premium rates for term life insurance products. We also have implemented reinsurance and capital management actions to mitigate the capital impact of XXX and AG38, including the use of letters of credit to support the reinsurance provided by a captive reinsurance subsidiary. However, we cannot provide assurance that there will not be regulatory, rating agency or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Any change to or repeal of XXX or AG38 could reduce the competitive advantage of our reinsurance and capital management actions and could adversely affect our market position in the life insurance market. In addition, as a result of current capital market conditions and disruption in the credit markets, our ability to secure additional letters of credit or to secure them at current costs may impact the profitability of term and UL insurance products. See “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources of Liquidity and Cash Flow — Subsidiaries” for a further discussion of our capital management in connection with XXX.

In light of the current downturn in the credit markets and the increased spreads on asset-backed debt securities, we also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products. If we are unable to continue to implement those actions, we may be required to increase statutory reserves, incur higher operating costs and lower returns on products sold than we currently anticipate or reduce our sales of these products. We also may have to implement measures that may be disruptive to our business. For example, because term and UL insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.
A drop in the rankings of the mutual funds that we manage, as well as a loss of key portfolio managers, could result in lower advisory fees.
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
We are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally. Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects. For more information on pending material legal proceedings, see “Regulatory and Litigation Matters” in Note 14 for a description of our reportable litigation.
Changes in U.S. federal income tax law could increase our tax costs.
Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate and lower our net income. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling which purports, among other things, to modify the calculation of separate account deduction for dividends received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007, ruling and announced a new regulation project on the issue. Our income tax provision for the year ended December 31, 2008, included a separate account dividend received deduction benefit of $81 million.
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
We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as ceding). As of December 31, 2008, we have ceded approximately $347 billion of life insurance in force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2008, we had $8.5 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $4.5 billion relates to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. Swiss Re has funded a trust to support this business. The balance in the trust changes as a result of ongoing reinsurance activity and was $1.9 billion as of December 31, 2008. In addition, should Swiss Re’s financial strength ratings drop below either S&P AA- or A.M. Best A, or their NAIC RBC ratio fall below 250%, assets equal to the reserves supporting business reinsured must be placed into a trust according to pre-established asset quality guidelines. Furthermore, approximately $2.0 billion of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.
Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. See further discussion of this business in “Reinsurance” in the MD&A.
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
We reinsure a significant amount of the mortality risk on fully underwritten, newly issued, individual life insurance contracts. We regularly review retention limits for continued appropriateness and they may be changed in the future. If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers. Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers not willing to offer coverage. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.
Catastrophes may adversely impact liabilities for contract holder claims and the availability of reinsurance.
Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic, an act of terrorism or other event that causes a large number of deaths or injuries. Significant influenza pandemics have occurred three times in the last century, but the likelihood, timing or severity of a future pandemic cannot be predicted. In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.
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
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. We cannot be certain that the liabilities we have established or applicable reinsurance will be adequate to cover actual claim liabilities, and a catastrophic event or multiple catastrophic events could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to attract and retain sales representatives and other employees and independent contractors, particularly financial advisors.
We compete to attract and retain financial advisors, wholesalers, portfolio managers and other employees and independent contractors, as well as independent distributors of our products. Intense competition exists for persons and independent distributors with demonstrated ability. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining financial advisors, wholesalers, portfolio managers and other employees, as well as independent distributors of our products.
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
We may not be able to protect our intellectual property and may be subject to infringement claims.
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.
We also may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.
Intense competition could negatively affect our ability to maintain or increase our profitability.
Our businesses are intensely competitive. We compete based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength and claims-paying and credit ratings. Our competitors include insurers, broker-dealers, financial advisors, asset managers and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher financial strength or credit ratings than we do.
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

Anti-takeover provisions could delay, deter or prevent our change in control, even if the change in control would be beneficial to LNC shareholders.
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
In addition to the anti-takeover provisions of Indiana law, there are other factors that may delay, deter or prevent our change in control. As an insurance holding company, we are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled. The insurance holding company acts and regulations restrict the ability of any person to obtain control of an insurance company without prior regulatory approval. Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company, or an insurance holding company which controls an insurance company, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company or insurance company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Similarly, as a result of its ownership of Newton County Loan & Savings, FSB, LNC is considered to be a savings and loan holding company. Federal banking laws generally provide that no person may acquire control of LNC, and gain indirect control of Newton County Loan & Savings, FSB, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of LNC would be presumed to constitute control.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2008, LNC and our subsidiaries owned or leased approximately 3.9 million square feet of office space. As of December 31, 2008, we leased 0.4 million square feet of office space in Philadelphia, Pennsylvania for the Investment Management segment and for LFN. Beginning in the second quarter of 2008, we leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD. We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Retirement Solutions — Annuities and Retirements Solutions — Defined Contribution segments. We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Insurance Solutions — Life Insurance segment. We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Insurance Solutions — Group Protection segment. An additional 1.4 million square feet of office space is owned or leased in other U.S. cities and the U.K. for branch offices and other operations. As provided in Note 14, the rental expense on operating leases for office space and equipment totaled $63 million for 2008. This discussion regarding properties does not include information on investment properties.
Item 3. Legal Proceedings
For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 14, which is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
During the fourth quarter of 2008, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant
Executive Officers of the Registrant as of February 20, 2009, were as follows:

Name	Age (2)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	59	President, Chief Executive Officer and Director (since July 2007). President, Chief Operating Officer and Director (April 2006 — July 2007). President and Chief Executive Officer, Jefferson-Pilot (2004 — April 2006). President and Chief Operating Officer, Jefferson-Pilot (2001 — April 2006).

Lisa M. Buckingham	43	Senior Vice President, Chief Human Resources Officer (since December 2008). Senior Vice President, Global Talent, Thomson Reuters, a provider of information and services for businesses and professionals (April 2008 — November 2008). Senior Vice President, Human Resources, Thomson Corporation (2002 — April 2008).

Charles C. Cornelio	49	Executive Vice President, Chief Administrative Officer (since November 2008). Senior Vice President, Shared Services and Chief Information Officer (April 2006 — November 2008). Executive Vice President, Technology and Insurance Services, Jefferson-Pilot (2004 — April 2006). Senior Vice President, Jefferson-Pilot (1997 — 2004).

Patrick P. Coyne	45	President of Lincoln National Investment Companies, Inc. (1) and Delaware Management Holdings, Inc. (1) (since July 2006). Executive Vice President and Chief Investment Officer, Lincoln National Investment Company, Inc. and Delaware Management Holdings, Inc. (2003 — July 2006).

Frederick J. Crawford	45	Executive Vice President and Chief Financial Officer (since November 2008). Senior Vice President and Chief Financial Officer (2005 — November 2008). Vice President and Treasurer (2001 — 2004).

Robert W. Dineen	59	Chairman and CEO, Lincoln Financial Advisors (1) (since 2002). Senior Vice President, Managed Asset Group, Merrill Lynch & Co., a diversified financial services company (2001 — 2002).

Heather C. Dzielak	40	Senior Vice President, Chief Marketing Officer (since January 2009). Senior Vice President, Retirement Income Security Ventures (September 2006 — January 2009). Vice President, Lincoln National Life Insurance Company (1) (December 2003 — September 2006).

Wilford H. Fuller	38	President and CEO of Lincoln Financial Distributors (1) (since February 2009). Head, Distribution, Global Wealth Management, Merrill Lynch & Co., a diversified financial services company (2007-2009). Head, Distribution, Managed Solutions Group, Merrill Lynch & Co. (2005-2007). National Sales Manager, Merrill Lynch & Co. (2000-2005).

Mark E. Konen	49	President, Insurance Solutions (since July 2008). President, Individual Markets (April 2006 — July 2008). Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 — April 2006). Executive Vice President, Product/Financial Management, Jefferson-Pilot (2002 — 2004).

Dennis L. Schoff	49	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel (2001 — 2002).

Michael Tallett-Williams	55	President and Managing Director, Lincoln National (UK) (1) (since 2000).

(1)	Denotes an affiliate of LNC.

(2)	Age shown is based on the officer’s age as of February 20, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Stock Market and Dividend Information
Our common stock is traded on the New York and Chicago stock exchanges under the symbol LNC. As of January 30, 2009, the number of shareholders of record of our common stock was 11,425. The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. On February 24, 2009, the Board of Directors approved a reduction in the dividend on our common stock from $0.210 to $0.01 per share. For potential restrictions on our ability to pay dividends, see “Part I — Item 1A. Risk Factors — We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels,” “Item 7. Management’s Discussion and Analysis (“MD&A”) — Review of Consolidated Financial Condition” and Note 21 to our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data.” The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2008
High	$58.11	$56.80	$59.99	$45.50
Low	45.50	45.18	39.83	4.76
Dividend declared	0.415	0.415	0.415	0.210

2007
High	$71.18	$74.72	$72.28	$70.66
Low	64.29	66.90	54.40	55.84
Dividend declared	0.395	0.395	0.395	0.415
(b) Not Applicable
(c) Issuer Purchases of Equity Securities
The following summarizes our stock repurchases during the quarter ended December 31, 2008 (dollars in millions, except per share data):

	(a) Total			(c) Total Number	(d) Approximate Dollar
	Number		(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares		Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)		per Share	Publicly Announced	Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs (2)	Plans or Programs (3)
10/1/08 – 10/31/08	—		$—	—	$1,204

11/1/08 – 11/30/08	—		—	—	1,204

12/1/08 – 12/31/08	1,741	(1)	17.45	—	1,204

(1)	Represents shares withheld for taxes on the vesting of restricted stock.

(2)	On February 23, 2007, our Board approved a $2 billion increase to our existing securities repurchase authorization, bringing the total authorization at that time to $2.6 billion. At December 31, 2008, our security repurchase authorization was $1.2 billion. The security repurchase authorization does not have an expiration date. However, the amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital. In the fourth quarter of 2008, we announced a suspension of share repurchases under this program. The shares repurchased in connection with the awards described in footnote (1) are not included in our security repurchase.

(3)	As of the last day of the applicable month.

Item 6. Selected Financial Data
The following selected financial data (in millions, except per share data) should be read in conjunction with the MD&A and the Notes of this report. Some previously reported amounts have been reclassified to conform to the presentation as of and for the year ended December 31, 2008.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Total revenues	$9,883	$10,475	$8,879	$5,459	$5,351
Income from continuing operations	62	1,321	1,295	831	732
Net income	57	1,215	1,316	831	707
Per share data (1):
Income from continuing operations — basic	$0.24	$4.89	$5.13	$4.80	$4.15
Income from continuing operations — diluted	0.24	4.82	5.05	4.72	4.09
Net income — basic	0.22	4.50	5.21	4.80	4.01
Net income — diluted	0.22	4.43	5.13	4.72	3.95
Common stock dividends	1.455	1.600	1.535	1.475	1.415

	As of December 31,
	2008	2007	2006	2005	2004
Assets	$163,136	$191,435	$178,495	$124,860	$116,219
Long-term debt	4,731	4,618	3,458	1,333	1,389
Stockholders’ equity	7,977	11,718	12,201	6,384	6,176
Per share data (1):
Stockholders’ equity including accumulated other comprehensive income (2)	$31.15	$44.32	$44.21	$36.69	$35.53
Stockholders’ equity excluding accumulated other comprehensive income (2)	42.10	43.46	41.99	33.66	30.17
Market value of common stock	18.84	58.22	66.40	53.03	46.68

(1)	Per share amounts were affected by the issuance of 112.3 million shares for the acquisition of Jefferson-Pilot in 2006 and the retirement of 9.3 million, 15.4 million, 16.9 million, 2.3 million and 7.6 million shares of common stock during the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(2)	Per share amounts are calculated under the assumption that preferred stock has been converted to common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company” which also may be referred to as “we,” “our” or “us”) as of December 31, 2008, compared with December 31, 2007, and the results of operations of LNC in 2008 and 2007, compared with the immediately preceding year. On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC. The financial information presented herein for the year ended December 31, 2006, reflects the accounts of LNC for the three months ended March 31, 2006, and the consolidated accounts of LNC and Jefferson-Pilot for the remainder of 2006. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 1A. Risk Factors” above.
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
Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenues and income (loss) from operations by segment in Note 23. Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Beginning with the quarter ended June 30, 2008, we changed our definitions of segment operating revenues and income from operations to better reflect: the underlying economics of our variable and indexed annuities that employ derivative instruments to hedge policy benefits; and the manner in which management evaluates that business. Our change in the definition of income from operations is primarily the result of our adoption of SFAS 157 during the first quarter of 2008 (See Note 2). Under the fair value measurement provisions of SFAS 157, we are required to measure the fair value of these annuities from an “exit price” perspective, (i.e., the exchange price between market participants to transfer the liability). We, therefore, must include margins that a market participant buyer would require as well as a factor for non-performance risk (“NPR”) related to our credit quality. We do not believe that these factors relate to the economics of the underlying business and do not reflect the manner in which management evaluates the business. The items that are now excluded from our operating results that were previously included are as follows: GLB net derivatives results; indexed annuity forward-starting option; and GDB derivatives results. For more information regarding this change, see our current report on Form 8-K dated July 16, 2008.
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
Certain reclassifications have been made to prior periods’ financial information. Included in these reclassifications is the change in our definition of segment operating revenues and income (loss) from operations as discussed above. In addition, we have reclassified the results of certain derivatives and embedded derivatives to realized gain (loss), which were previously reported within insurance fees, net investment income, interest credited or benefits. The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in contract holder funds (previously reported within benefits) have also been reclassified to realized gain (loss). See “Basis of Presentation” in Note 1 for details.
FORWARD-LOOKING STATEMENTS — CAUTIONARY LANGUAGE
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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:
•	Continued deterioration in general economic and business conditions, both domestic and foreign, that may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding and investment results;
•	Continued economic declines and credit market illiquidity could cause us to realize additional impairments on investments and certain intangible assets, including goodwill and a valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;
•	Uncertainty about the impact of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) on the economy, and LNC’s ability to participate in the program;
•	Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital (“RBC”) requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 43 (also known as “VACARVM”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;
•	The initiation of legal or regulatory proceedings against LNC or its subsidiaries, and the outcome of any legal or regulatory proceedings, such as: adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and extra-contractual and class action damage cases; new decisions that result in changes in law; and unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;
•	A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset-based fees that LNC charges on various investment and insurance products, an acceleration of amortization of DAC, VOBA, DSI and DFEL and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;
•	Ineffectiveness of LNC’s various hedging strategies used to offset the impact of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;
•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income, including as a result of stranger-originated life insurance business;
•	Changes in GAAP that may result in unanticipated changes to LNC’s net income;
•	Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;
•	Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries and the adverse impact such action may have on the premium writings, policy retention, profitability of its insurance subsidiaries and liquidity;
•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of LNC’s companies requiring that LNC realize losses on such investments;
•	The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;
•	The adequacy and collectibility of reinsurance that LNC has purchased;
•	Acts of terrorism, war or other man-made and natural catastrophes that may adversely affect LNC’s businesses and the cost and availability of reinsurance;
•	Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that LNC can charge for its products;
•	The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life; and
•	Loss of key management, portfolio managers in the Investment Management segment, financial planners or wholesalers.
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
On July 21, 2008, we announced the realignment of our segments under our former Employer Markets and Individual Markets businesses into two new businesses — Retirement Solutions and Insurance Solutions. For information on our 2008 segment realignment, see “Part I — Item 1. Business — Overview.”

Our individual products and services are distributed primarily through brokers, planners, agents and other intermediaries with sales and marketing support provided by approximately 750 wholesalers within Lincoln Financial Distributors (“LFD”), our wholesaling distributor. Our Insurance Solutions — Group Protection segment distributes its products and services primarily through employee benefit brokers, third party administrators (“TPAs”) and other employee benefit firms with sales support provided by its group and retirement sales specialists. Our retail distributor, Lincoln Financial Network, offers proprietary and non-proprietary products and advisory services through a national network of approximately 7,400 active producers who placed business with us within the last twelve months.
Within our Retirement Solutions — Annuities segment, our Lincoln SmartSecurity® Advantage, with its one-year reset feature, including the Lifetime withdrawal benefit introduced in 2006, and five-year reset feature, contributed to our growth with elections of these riders totaling 21% of deposits in 2008. We also offer a patented annuity product feature, i4LIFE®, which we introduced a few years ago to meet the needs of baby-boomers for retirement income as they enter the retirement phase of their life cycle. The i4LIFE® Advantage product offers a guaranteed income benefit (“GIB”) rider, which can be elected to provide a floor to the amount of income available from the annuity during retirement. In 2008, elections of i4LIFE® were $2.3 billion, a decrease of $177 million over 2007. Additionally, in 2006, we introduced 4LATER® to meet the needs of baby-boomers who are not ready for retirement but are ready to plan for it. In 2008, deposits of 4LATER® were approximately $774 million. We also offer a fixed indexed annuity, which offers upside growth from equity markets with fixed return protection.
Our Retirement Solutions — Defined Contribution segment provides us the platform to benefit from the movement in the marketplace by employees away from the traditional defined benefit pension plans towards voluntary defined contribution plans, such as 401(k)s and 403(b)s, and the increase in voluntary group life and disability has also provided for a convergence of distribution strategies. We also believe that the Pension Protection Act of 2006 (“PPA”) will benefit the Retirement Solutions business. Our oldest block of business in our Retirement Solutions — Defined Contribution segment is experiencing significant negative net flows, and a substantial increase in new deposit production will be necessary to maintain earnings at current levels.
In our Insurance Solutions — Life Insurance segment, we are in a competitive marketplace, especially related to life insurance products with secondary guarantees. This product requires us to maintain risk management and pricing discipline, which is especially important in the competitive environment. Sales of insurance products with such guarantees comprised 68% of our life insurance sales in 2008. The statutory reserving requirements for these products are such that it is necessary for us to utilize capital market solutions to manage the level of reserves held in our domestic life insurance companies. As a result, as discussed in “Review of Consolidated Financial Condition — Liquidity and Capital Resources — Sources of Liquidity and Cash Flow” below, we completed transactions that enabled us to release approximately $300 million of capital in 2007 and approximately $240 million in the fourth quarter of 2008 from one of our insurance subsidiaries under Actuarial Guideline 38 (“AG38”).
As our businesses and products are complex, so is the manner in which we derive income. For a discussion on how we derive our revenues, see our discussion in results of operations by segment below.
Current Market Conditions
During 2008, the capital markets continued to experience high volatility that affected both equity market returns and interest rates. In addition, credit spreads widened across asset classes and reduced liquidity in the credit markets. October 2008 marked the worst equity market returns in 21 years. The price of our common stock declined during the fourth quarter of 2008 to close at $18.84 on December 31, 2008, as compared to $42.81 on September 30, 2008, and during that time it traded at a low of $4.76. The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced that a U.S. recession began in December of 2007. Analysts expect the downturn to last through the first half of 2009 and unemployment to continue to increase until early 2010. Earnings in 2009 will continue to be unfavorably impacted by the significant decline in the equity markets during 2008. Due to these challenges, the capital markets had a significant effect on our segment income (loss) from operations and consolidated net income for 2008. Furthermore, although the fourth quarter is normally the strongest in terms of sales for our Insurance Solutions — Life Insurance segment, it was somewhat muted in 2008. In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses. The markets impacted primarily the following areas:
Earnings from Assets Under Management
Our asset-gathering segments — Retirement Solutions — Annuities, Retirement Solutions — Defined Contribution and Investment Management — are the most sensitive to the equity markets. We discuss the earnings impact of the equity markets on account values, assets under management and the related asset-based fees below in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Equity Market Risk — Impact of Equity Market Sensitivity.” From the end of 2007 to December 31, 2008, the daily average value of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) decreased 17%. Solely as a result of the equity markets, our assets under management as of December 31, 2008, were down $52 billion from December 31, 2007. Strong deposits over the last year have only helped to partially offset this impact for 2008, compared to 2007. The effect of the negative equity markets on our assets under management in 2008 will continue to dampen our earnings throughout 2009 even if the equity market returns become consistent with our long-term assumptions. Accordingly, we may continue to report lower asset-based fees relative to expectations or prior periods.

Investment Income on Alternative Investments
We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists mostly of hedge funds and various limited partnership investments, to under-perform relative to our long-term expectations, and we expect these assets to under-perform at least in the short term. These investments impact primarily our Insurance Solutions — Life Insurance, Retirement Solutions — Annuities and Retirement Solutions - Defined Contribution segments. See “Consolidated Investments — Alternative Investments” for additional information on our investment portfolio.
Variable Annuity Hedge Program Results
We offer variable annuity products with living benefit guarantees. As described below in “Critical Accounting Policies and Estimates — Derivatives — Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. For 2008, the market conditions noted above negatively affected the net result of the change in the fair value of the living benefit embedded derivative, excluding the effect of our NPR factor, and the change in fair value of the hedging derivatives. The NPR factor used in the calculation of the embedded derivative liability relates to the change in the spreads of our credit default swaps and had a favorable effect on the overall result. These results are excluded from operating revenues and income (loss) from operations.
We also offer variable products with death benefit guarantees. As described below in “Critical Accounting Policies and Estimates — Future Contract Benefits and Other Contract Holder Obligations - Guaranteed Death Benefits,” we use derivative instruments to attempt to hedge in the opposite direction of the impact to our associated reserves for movements in equity markets. These results are excluded from income (loss) from operations.
Credit Losses, Impairments and Unrealized Losses
Related to our investments in fixed income and equity securities, we experienced net realized losses of $1.0 billion for 2008, which included gross write-downs of securities for other-than-temporary impairments of $1.1 billion. Widening spreads during 2008 was the primary cause of a $6.1 billion increase in gross unrealized losses on the available-for-sale fixed maturity securities in our general account. These unrealized losses were concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets have resulted in a decline in asset values as investors shift their investments to safer government securities, such as U.S. Treasuries. In addition, continued weakness in the economic environment could lead to increased credit defaults, resulting in additional write-downs of securities for other-than-temporary impairments.
Capital Preservation
On October 10, 2008, the Board of Directors approved a decrease in the quarterly dividend on our common stock from $0.415 per share to $0.21 per share for the dividend payable February 1, 2009. On February 24, 2009, the Board of Directors approved a further reduction of the dividend on our common stock from $0.21 to $0.01 per share, which, along with the prior reduction, is expected to add approximately $100 million to capital each quarter. Additionally, we have suspended stock repurchase activity. Both of these changes will favorably impact our capital position prospectively.
As a result of shrinking revenues due to the impact of unfavorable equity markets on our asset management businesses and a reduction in sales volumes caused by the unfavorable economic environment, we have launched initiatives to reduce expenses, including layoffs of staff, that we believe will improve our capital position and preserve profits. See “Results of Other Operations” below for more information on our expense actions.
Stimulus Legislation
In reaction to the recession, credit market illiquidity and global financial crisis experienced during the latter part of 2008 and into 2009, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (“ARRA”) which was signed into law on February 17, 2009, in an effort to restore liquidity to the U.S. credit markets and stimulate the U.S. economy. The EESA defines financial institutions to include insurance companies and contains the TARP. The ARRA and TARP authorized the purchase of “troubled assets” from financial institutions, including insurance companies. Pursuant to the authority granted under the TARP, the U.S. Treasury also adopted the Capital Purchase Program (“CPP”), the Generally Available Capital Access Program and the Exceptional Financial Recovery Assistance Program. Under the CPP, as currently adopted, bank and thrift holding companies may apply to the U.S. Treasury for the direct sale of preferred stock and warrants to the U.S. Treasury. It remains unclear at this point, if and when the EESA and ARRA will restore sustained liquidity and confidence in the markets and its affect on the fair value of our invested assets.

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana. We agreed to contribute $10 million to the capital of Newton County Loan & Savings, FSB, and closed on the purchase on January 15, 2009. We also previously filed an application to participate in the CPP. Our application to participate in the CPP is subject to approval from the U.S. Treasury. Accordingly, there can be no assurance that we will participate in the CPP or any of the other programs.
New Products and Distribution Channels
Product development and strong distribution are important to our ability to meet the challenges of the competitive marketplace. In the third quarter of 2008, our Insurance Solutions — Life Insurance segment launched Lincoln AssetEdgeSM VUL, a variable life insurance product offering clients the ability to align their portfolio to match investment goals, while retaining the flexibility to change allocations as needs change. In February 2008, our Retirement Solutions - Annuities segment launched a new guaranteed withdrawal benefit (“GWB”), Lincoln Lifetime IncomeSM Advantage, which includes features such as: a reduced minimum age for lifetime income eligibility; a 5% benefit enhancement in each year an owner does not take a withdrawal; a health care benefit; and a guaranteed minimum accumulation benefit. Due to this and other activities, we were able to expand our distribution breadth for variable annuities into three large banks during 2008. Within the mid-sized market of our Retirement Solutions — Defined Contribution segment, we launched our Lincoln SmartFutureSM retirement program in the first quarter of 2008 to fill the gap between our LINCOLN ALLIANCE® program and our group variable annuities.
In the third quarter of 2008, we updated our LINCOLN DIRECTORSM product that now offers more than 80 investment options and will be positioned as our primary product in the micro-to small 401(k) plan marketplace. This product includes fiduciary support for plan sponsors, accumulation strategies and tools for plan participants and will also offer our patented distribution option, i4LIFE® Advantage.
Industry Trends
We continue to be influenced by a variety of trends that affect the industry.
Financial Environment
The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities and UL. A flat or inverted yield curve and low long-term interest rates will be a concern if new money rates on corporate bonds are lower than overall life insurer investment portfolio yields. Equity market performance can also impact the profitability of life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance. A steady economy is important as it provides for continuing demand for insurance and investment-type products. Insurance premium growth, with respect to life and disability products, for example, is closely tied to employers’ total payroll growth. Additionally, the potential market for these products is expanded by new business creation. See “Current Market Conditions” above for further discussion of the current impact of volatility in the capital markets.
Economic Environment
The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced that a U.S. recession began in December of 2007. Analysts expect the downturn to last through the first half of 2009 and unemployment to continue to increase until early 2010. The deterioration of the U.S. economy is likely to result in businesses and consumers spending less, including the products the insurance industry markets and sells.
Demographics
In the coming decade, a key driver shaping the actions of the insurance industry will be the escalation of income protection and wealth accumulation goals and needs of the retiring baby-boomers. As a result of increasing longevity, retirees will need to accumulate sufficient savings to finance retirements that may span 30 or more years. Helping the baby-boomers to accumulate assets for retirement and subsequently to convert these assets into retirement income represents an opportunity for the insurance industry.

Insurers are well positioned to address the baby-boomers’ rapidly increasing need for savings tools and for income protection. We believe that, among insurers, those with strong brands, high financial strength ratings and broad distribution, are best positioned to capitalize on the opportunity to offer income protection products to baby-boomers.
Moreover, the insurance industry’s products and the needs they are designed to address are complex. We believe that individuals approaching retirement age will need to seek information to plan for and manage their retirements. In the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need information about their possible individual needs. One of the challenges for the insurance industry will be the delivery of this information in a cost effective manner.
Competitive Pressures
The insurance industry remains highly competitive, especially in this recessionary environment. The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition. Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.
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
Challenges and Outlook
Going into 2009, we expect major challenges to include:
•	Continuation of volatility in the equity markets, resulting in hedge breakage and possible additional erosion in variable account values;
•	Continuation of illiquid credit markets and impact on spreads and on other-than-temporary securities impairments;
•	Continuation of the current credit and capital markets, restricting our ability to access capital;
•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;
•	Possible additional intangible asset impairments, such as goodwill, if the financial performance of our reporting units does not improve, our market capitalization remains below book value for a prolonged period of time or business valuation assumptions (such as discount rates and equity market volatility) deteriorate further;
•	Continuation of the recession and other challenges in the economy;
•	Achieving success in our portfolio of products, marketplace acceptance of new variable annuity features and maintaining management and wholesalers that will help maintain our competitive position; and
•	Continuation of focus by the government on tax reform including potential changes in company dividends-received deduction (“DRD”) calculations, which may impact our products and overall earnings.
In the face of these challenges, we expect to focus on the following throughout 2009:
•	Continue near term product development in our manufacturing units and future product development initiatives, with particular focus on further reducing risk related to guaranteed benefit riders offered with certain variable annuities;
•	Evaluate and potentially pursue the sale of non-core businesses and other options to raise additional capital;
•	Manage our expenses aggressively and utilize cost reduction initiatives and continue embedding financial and execution discipline throughout our operations by using technology and making other investments to improve operating effectiveness and lower unit costs; and
•	Substantially complete the remaining platform and system consolidations necessary to achieve the final portion of integration cost saves as well as prepare us for more effective customer interaction in the future.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Critical Accounting Policies and Estimates
We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position. In applying these critical accounting policies in preparing our financial statements, management must use significant assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances. For a detailed discussion of other significant accounting policies, see Note 1.
DAC, VOBA, DSI and DFEL
Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for DAC, VOBA, DSI and DFEL impact the Retirement Solutions — Annuities, Retirement Solutions — Defined Contribution, Insurance Solutions — Life Insurance, Insurance Solutions — Group Protection and Lincoln UK segments.
Acquisition costs for variable annuity and deferred fixed annuity contracts and UL and VUL policies, which are accounted for under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”), are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are related primarily to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold or VOBA for books of business we acquired. In addition, we defer costs associated with DSI and revenues associated with DFEL. DSI is included within other assets on our Consolidated Balance Sheets and, when amortized, increases interest credited and reduces income. DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases product expense charge revenues and income.
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
Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2008, were as follows:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group	Lincoln	Other
	Annuities	Contribution	Insurance	Protection	UK	Operations	Total
DAC and VOBA	$2,977	$883	$7,383	$146	$534	$13	$11,936
DSI	261	2	—	—	—	—	263

Total	3,238	885	7,383	146	534	13	12,199
DFEL	130	—	890	—	262	—	1,282

Net total	$3,108	$885	$6,493	$146	$272	$13	$10,917

Note:	The above table includes DAC and VOBA amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises (“SFAS 60”).” Under SFAS 60, acquisition costs for traditional life insurance and Insurance Solutions — Group Protection’s products, which include whole life and term life insurance policies and group life, dental and disability policies, are amortized over periods of 10 to 30 years for life products and up to 15 years for group products on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS 60 for fixed and variable payout annuities.

The adoption of SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”) on January 1, 2007, increased DAC and VOBA amortization, net of deferrals by approximately $11 million. The adoption of this new guidance impacted primarily our Retirement Solutions — Annuities and Insurance Solutions — Group Protection segments and our accounting policies regarding the assumptions for lapsation used in the amortization of DAC and VOBA. For a detailed discussion of SOP 05-1, see Note 2.
On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between the estimates of future gross profits used in the prior quarter and the emergence of actual and updated estimates of future gross profits in the current quarter (“retrospective unlocking”). In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees. These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions). Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking — assumption changes”). We may also identify and implement actuarial modeling refinements (“prospective unlocking — model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees. The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the emerging experience period-over-period, while prospective unlocking is driven by changes in assumptions or projection models related to estimated future gross profits.
In discussing our results of operations below in this MD&A, we refer to favorable and unfavorable unlocking. With respect to DAC, VOBA and DSI, favorable unlocking refers to an increase in the carrying value of the asset on our Consolidated Balance Sheets and an equal and offsetting decrease to expenses on our Consolidated Statements of Income. With respect to DFEL, favorable unlocking refers to a decrease in the carrying value of the liability on our Consolidated Balance Sheets and an equal and offsetting increase to revenue on our Consolidated Statements of Income. With respect to the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees, favorable unlocking refers to a decrease in future contract benefits on our Consolidated Balance Sheets and an equal and offsetting decrease to benefit expense on our Consolidated Statements of Income. Unfavorable unlocking has the opposite impacts on our consolidated financial statements of what is described above.

Details underlying our prospective unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006

Insurance fees:
Retirement Solutions — Annuities	$(1)	$(1)	$(3)
Insurance Solutions — Life Insurance	(28)	26	(1)
Lincoln UK	(1)	5	(12)

Total insurance fees	(30)	30	(16)

Realized gain (loss):
Indexed annuity forward-starting option	—	1	—
GLB	48	2	—

Total realized gain (loss)	48	3	—

Total revenues	18	33	(16)

Interest credited:
Retirement Solutions — Annuities	—	(1)	(1)

Total interest credited	—	(1)	(1)

Benefits:
Retirement Solutions — Annuities	—	2	(3)
Insurance Solutions — Life Insurance	85	—	15

Total benefits	85	2	12

Underwriting, acquisition, insurance and other expenses:
Retirement Solutions — Annuities	(2)	(12)	(1)
Retirement Solutions — Defined Contribution	—	3	(7)
Insurance Solutions — Life Insurance	(81)	21	14
Lincoln UK	4	2	(3)

Total underwriting, acquisition, insurance and other expenses	(79)	14	3

Total benefits and expenses	6	15	14

Income (loss) from continuing operations before taxes	12	18	(30)
Federal income taxes	4	6	(11)

Income (loss) from continuing operations	$8	$12	$(20)

Note:	The 2006 amounts reflect our harmonization of several assumptions and related processes as a result of our merger with Jefferson-Pilot. The effects varied by segment and are discussed further in the respective segment discussions below.

Because equity market movements have a significant impact on the value of variable annuity, VUL and unit-linked accounts (contracts written in the U.K. similar to U.S. produced variable life and annuity products) and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets; therefore, significant and sustained changes in equity markets have had and could in the future have an impact on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) business, VUL and unit-linked business. The table above excludes the impact of our prospective unlocking that we recognized in the fourth quarter of 2008, which is described below.
As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process. Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k), VUL and unit-linked product blocks of business. Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs, as required by SFAS 97, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.
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
Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts. This variable appreciation rate is before the deduction of our contract fees. The actual variable appreciation rate in 2008 was significantly lower than the assumed rate with October of 2008 representing the worst returns in 21 years. The negative returns in the fourth quarter of 2008 resulted in the piercing of the outer corridor in our Retirement Solutions businesses and our Insurance Solutions — Life Insurance segment. Although the piercing of the outer corridor does not automatically result in a resetting of our RTM assumption, we determined that the significance of unfavorable equity markets experienced during 2008 and the recessionary economic environment required a prospective unlocking related to RTM in the fourth quarter. If unfavorable economic conditions persist and the equity markets trend down further from the December 31, 2008, levels, additional unlocking of our RTM assumptions is possible in future periods.
As we did not pierce the corridor in our Lincoln UK segment in relation to our unit-linked accounts, we did not record prospective unlocking related to RTM in the fourth quarter of 2008. If the Financial Time Stock Exchange (“FTSE”) declines by approximately 31% from its level as of December 31, 2008, we believe it would result in approximately $50 million, after-tax, unfavorable RTM prospective unlocking.

Details underlying our fourth quarter prospective unlocking related to RTM and the impact of the volatile capital market conditions on our annuity reserves (in millions) were as follows:

For the Three
Months Ended
December 31,
2008
Insurance fees:
Retirement Solutions — Annuities	$26
Insurance Solutions — Life Insurance	16

Total insurance fees	42

Realized gain (loss):
GLB	70

Total realized gain (loss)	70

Total revenues	112

Interest credited:
Retirement Solutions — Annuities	37

Total interest credited	37

Benefits:
Retirement Solutions — Annuities	8
Retirement Solutions — Defined Contribution	1

Total benefits	9

Underwriting, acquisition, insurance and other expenses:
Retirement Solutions — Annuities	305
Retirement Solutions — Defined Contribution	39
Insurance Solutions — Life Insurance	65

Total underwriting, acquisition, insurance and other expenses	409

Total benefits and expenses	455

Income (loss) from continuing operations before taxes	(343)
Federal income taxes	(120)

Income (loss) from continuing operations	$(223)

For illustrative purposes, the following presents the hypothetical impacts to EGPs and DAC (1) amortization attributable to changes in assumptions from those our model projections assume:

Hypothetical
	Hypothetical	Impact to
Actual Experience Differs	Impact to	Net Income
From Those Our Model	Net Income	for DAC(1)
Projections Assume	for EGPs	Amortization	Description of Expected Impact
Higher equity markets	Favorable	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher credit losses	Unfavorable	Unfavorable	Decrease to realized gains on investments.

Lower credit losses	Favorable	Favorable	Increase to realized gains on investments.

Higher lapses	Unfavorable	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Higher death claims	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Lower death claims	Favorable	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL and changes in future contract benefits.
Goodwill and Other Intangible Assets
Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Intangibles that do not have indefinite lives are amortized over their estimated useful lives. SFAS 142 requires that we perform a two-step test in our evaluation of the carrying value of goodwill. In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, then the carrying value is deemed to be sufficient and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist and Step 2 is required to be performed. In Step 2, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value as determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value. Refer to Note 10 of our consolidated financial statements for a table of our goodwill and intangible assets by reporting unit.
The valuation techniques we have historically used to estimate the fair value of the group of assets comprising the different reporting units has varied based on the characteristics of each reporting unit’s business and operations. A market-based valuation technique that focused on a price-to-earnings multiplier and segment-level operating income was used prior to 2008 for our Retirement Solutions and Insurance Solutions businesses and the remaining media business that is now reported in Other Operations. For the Lincoln UK segment, a discounted cash flow model has been historically utilized to determine the fair value. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization and assets under management has been historically used to assess the goodwill in our Investment Management segment. We use October 1 as the annual review date for goodwill and other intangible assets impairment testing. The results of the tests performed as of October 1, 2007 and 2006, indicated that we did not have impaired goodwill or other intangibles.

For our tests performed as of October 1, 2008, we did not limit our analysis to reviewing market-based valuation information such as price-to-earnings multiples or recent transactions. There have been very few merger or acquisition transactions in the life insurance industry for the prior 18 months. Additionally, stock prices for the broad market, especially the insurance sector, declined dramatically in the fourth quarter reducing our market capitalization and that of our peers below book value. Therefore, a more thorough analysis was required to determine the fair value of our businesses.
We performed a Step 1 goodwill impairment analysis on all of our reporting units. The Step 1 analysis for our Insurance Solutions and Retirement Solutions segments utilized primarily a discounted cash flow valuation technique. The discounted cash flow analysis required us to make judgments about revenues, earnings projections, growth rates and discount rates. We also considered other valuation techniques such as an analysis of peer companies and market participants. The key assumptions used in the analysis to determine the fair value of the reporting units reported within our Insurance Solutions and Retirement Solutions businesses included: cash flow periods of 10 years; terminal values based upon terminal growth rates ranging from 3.0% to 4.6%; and discount rates ranging from 10.5% to 14.0%, which were based on the weighted average cost of capital for each of our reporting units adjusted for the risks associated with the operations. Assumptions about revenues, earnings and growth rates were based on our budgets and financial plans. Assumptions were also made for varying perpetual growth rates for periods beyond the long-term business plan period. For our other reporting units, we used other available information including market data obtained through strategic reviews and other analysis to support our Step 1 conclusions. All of our reporting units passed the Step 1 analysis, except for our Media and Lincoln UK reporting units, which required a Step 2 analysis to be completed. Additionally, while the Step 1 analysis of our Insurance Solutions — Life reporting unit indicated that its fair value exceeded its carrying value, the margin above carrying value was relatively small. Therefore, we concluded that we should perform additional analysis for our Insurance Solutions — Life reporting unit under the Step 2 requirements of SFAS 142.
In the valuation process, we gave consideration to the current economic and market conditions, which are discussed above in “Introduction — Executive Summary — Current Market Conditions.” We also updated our October 1 analysis of goodwill impairment to reflect fourth quarter results and forecasts as of December 31, 2008, due to sharp declines in the equity markets and our stock price in the fourth quarter. In determining the estimated fair value of our reporting units, we incorporated consideration of discounted cash flow calculations, peer company price-to-earnings multiples, the level of our own share price and assumptions that market participants would make in valuing our reporting units. Our fair value estimations were based primarily on an in-depth analysis of future cash flows and relevant discount rates, which considered market participant inputs (“income approach”). In our Step 2 analysis, we estimated the implied fair value of the reporting units’ goodwill as determined by allocating the reporting units’ fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test. We utilized forecasts of cash flows and market observable inputs in determining a fair value for each of these reporting units similar to what would be estimated in a business combination between market participants.
Based upon our annual analysis, we recorded goodwill impairment of $81 million and Federal Communications Commission (“FCC”) license intangible impairment of $125 million for our Media reporting unit, which was attributable primarily to rapid deterioration in the radio market from declines in advertising revenues for the entire radio market that was above what we expected. In addition, we also recorded goodwill impairment on our Lincoln UK segment of $12 million, which was primarily the result of the deterioration of the economic and business conditions for the insurance industry in the United Kingdom. The implied fair value for our goodwill impairment of Lincoln UK was based upon market observable data about the industry and previous transactions.

After consideration of the analysis performed, management concluded that the goodwill of the reporting units within our Retirement Solutions and Insurance Solutions businesses as of October 1, 2008, and December 31, 2008, was not impaired. The estimated fair value of each reporting unit based upon future earnings and cash flows continued to be in excess of the respective reporting unit’s carrying value.
If current market conditions persist during 2009, and, in particular, if our share price remains below book value per share, we will need to reassess goodwill impairment at the end of each quarter. We expect to perform interim tests of goodwill impairment in addition to our annual test during 2009, especially if our market capitalization remains below our book value. Subsequent reviews of goodwill could result in impairment of goodwill during 2009, as early as the first quarter. Factors that could result in an impairment include, but are not limited to, the following:
•	Prolonged period of our book value exceeding our market capitalization;
•	Valuations of mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support different conclusions than our income approach;
•	Deterioration in key assumptions used in our income approach estimates of fair value, such as higher discount rates from higher stock market volatility, widening credit spreads or a further decline in interest rates;
•	Lower earnings projections due to spread compression, lower account values from unfavorable equity markets and significantly lower expectations for future sales which would reduce future earnings expectations;
•	Higher than expected impairments of invested assets; and
•	Prolonged inability to execute future valuation of Life Insurance Policies Model Regulation (“XXX”) or AG38 reinsurance transactions for our life insurance business due to unavailability of financing resulting in higher capital requirements.
To illustrate the impact that changes in valuation assumptions could have on our estimated of our reporting units’ fair values, the following presents the hypothetical impact to segment implied fair value (in millions, except where otherwise noted) associated with specified sensitivities:

	Retirement	Insurance Solutions
	Solutions -	Life	Group
	Annuities	Insurance	Protection
Carrying value as of December 31, 2008:
Goodwill	$1,040	$2,188	$274
Net assets (1)	4,043	7,395	894
Estimated fair value as of December 31, 2008 (in billions)	4.5 to 5.0	8.4 to 9.3	1.3 to 1.5
Hypothetical estimated reduction in implied fair value attributable to:
100 basis point increase in discount rate	600	1,000	200
100 basis point decline in long term growth rate	300	400	100
10% decline in forecasted operating earnings growth rate	100	300	100

(1)	Includes unrealized gains and losses included in accumulated other comprehensive income.
During the second quarter of 2008, as a result of declines in current and forecasted advertising revenues for the radio market, we performed an impairment review outside of our annual process for our media business. This review resulted in $83 million of goodwill impairment and $92 million of FCC licenses impairment.
Investments
Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities and redeemable preferred stock, and equity securities, mortgage loans and policy loans. All our fixed maturity and equity securities are classified as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” except for those securities supporting certain reinsurance transactions that are classified as trading securities. Available-for-sale securities are carried at fair value with the difference from amortized cost included in stockholders’ equity as a component of accumulated other comprehensive income. The difference is net of related DAC, VOBA, DSI and DFEL and amounts that would be credited to contract holders, if realized, and taxes.

Investment Valuation
We adopted SFAS 157 for all our financial instruments effective January 1, 2008. For detailed discussions of the methodologies and assumptions used to determine the fair value of our financial instruments and a summary of our financial instruments carried at fair value as of December 31, 2008, see Notes 1, 2 and 22 of this report.
Subsequent to the adoption of SFAS 157, we did not make any material changes to the valuation techniques or models used to determine the fair value of the assets we carry at fair value. As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.
Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the Consolidated Balance Sheets, represented the majority of our total cash and invested assets. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties using inputs, including assumptions and estimates, a market participant would use. Pursuant to SFAS 157, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based of the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. “Blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market are prohibited;
•	Level 2 — inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and
•	Level 3 — inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.
The following summarizes our investments carried at fair value by pricing source and SFAS 157 hierarchy level (in millions):

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Priced by third party pricing services	$317	$42,550	$—	$42,867
Priced by independent broker quotations	—	—	3,750	3,750
Priced by matrices	—	6,497	—	6,497
Priced by other methods(1)	—	—	1,839	1,839

Total	$317	$49,047	$5,589	$54,953

Percent of total	1%	89%	10%	100%

(1)	Represents primarily securities for which pricing models were used to compute the fair values.
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
Level 3 assets include fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies. This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including: U.S. and foreign corporate securities (including below investment grade private placements); residential mortgage-backed securities; asset-backed securities; and other fixed maturity securities such as structured securities. Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation. For the categories and associated fair value of our available-for-sale fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2008 and 2007, see Note 22.

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
Changes of our investments carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in our portfolio mix and increases and decreases in fair values as a result of those classifications. During 2008, there were no material changes in investments classified as Level 3 of the fair value hierarchy. For further detail, see Note 22.
See “Consolidated Investments” below for a summary of our investments in available-for-sale securities backed by pools of residential mortgages.
Write-Downs for Other-Than-Temporary Impairments and Allowance for Losses
The criteria for determining whether a security is impaired is based upon an other-than-temporary impairment standard. Under the other-than-temporary criteria, we could have a security that we believe is likely to recover its value over time, but we would still be required to record an impairment write-down under GAAP. Determining whether or not a decline in current fair values for securities classified as available-for-sale is other-than-temporary can frequently involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For instance, assessing the value of some investments requires an analysis of expected future cash flows. Some investment structures, such as collateralized debt obligations, often represent selected tranches collateralized by underlying investments in a wide variety of issuers and security types.
Factors we consider in determining whether declines in the fair value of fixed maturity securities are other-than-temporary include: the significance of the decline; our ability and intent to retain the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; the time period during which there has been a significant decline in value; and fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other-than-temporary, the security is written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” Another key factor in whether a write-down for impairment is necessary is our “intent or ability to hold to recovery or maturity.” In the event that we determine that we do not have the intent or ability to hold to recovery or maturity, we are required to write down the security. A write-down is necessary even in situations where the unrealized loss is not due to an underlying credit issue, but may be solely related to the impact of changes in interest rates on the fair value of the security. See Note 22 for a general discussion of the methodologies and assumptions used to determine estimated fair values. Each quarter, the Company asserts its intent and ability to retain until recovery those securities judged to be temporarily impaired. Upon making this assertion we are limited in our ability to sell these securities as it could raise concerns over the validity of our assertion and our ability to use such assertion in the future. Subsequent to making the assertion, we may authorize the sale of these securities if facts and circumstances change that relate to events that could not have been reasonably foreseen. Examples of such changes include, but are not limited to, the deterioration of the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or disposition.
For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment of the security as required under Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” In addition, we review for other indicators of impairment as required by FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Based on our evaluation of securities with an unrealized loss as of December 31, 2008, we do not believe that any additional other-than-temporary impairment losses, other than those already reflected in the financial statements, are necessary. As of December 31, 2008, there were available-for-sale securities with unrealized losses totaling $7.3 billion, pre-tax, and prior to the impact on DAC, VOBA, DSI and other contract holder funds.
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
Write-downs and allowances for losses on select mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis.
Derivatives
To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held as of December 31, 2008, contain industry standard terms. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See Note 6 for additional information on our accounting for derivatives.
The adoption of SFAS 157 decreased income from continuing operations by $16 million. The impact to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments. For a detailed description of the impact of adoption of SFAS 157 on our consolidated financial statements, see Note 2.
Subsequent to the adoption of SFAS 157, we did not make any material changes to valuation techniques or models used to determine the fair value of the liabilities we carry at fair value. As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.
Our insurance liabilities that contain embedded derivatives are valued based on a stochastic projection of scenarios of the embedded derivative fees, benefits and expenses. The scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant and include assumptions for capital markets, actuarial lapse, benefit utilization, mortality, risk margin, administrative expenses and a margin for profit. In addition, an NPR component is determined at each valuation date that reflects our risk of not fulfilling the obligations of the underlying liability. The spread for the NPR is added to the discount rates used in determining the fair value from the net cash flows. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.
The adoption of SFAS 157 increased our exposure to earnings fluctuations from period to period due to volatility of the fair value inputs in the current economic environment, including the inclusion of the NPR into the calculation of the GLB embedded derivative liability. For additional information, see our discussion in “Realized Gain (Loss)” below and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

The following summarizes the percentages of our future contract benefits (embedded derivatives) carried at fair value on a recurring basis by the SFAS 157 hierarchy levels:

	As of December 31, 2008
				Total
				Fair
	Level 1	Level 2	Level 3	Value
Future contract benefits (embedded derivatives)	0%	0%	100%	100%
Changes of our future contract benefits carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in mix and increases and decreases in fair values as a result of those classifications. During 2008, there were no material changes in future contract benefits classified as Level 3 of the fair value hierarchy. For further detail, see Note 22.
Guaranteed Living Benefits
We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage GWB feature and our i4LIFE® Advantage and 4LATER® Advantage GIB features that are available in our variable annuity products. In early January 2008, we added the GLB features that are available in our variable annuity products in our New York insurance subsidiary, Lincoln Life & Annuity Company of New York (“LLANY”), to our hedge program. In February 2008, we also added our new GWB Lincoln Lifetime IncomeSM Advantage to our hedging program. Our GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157. We weight these features and their associated reserves accordingly based on their hybrid nature. In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits, recognizing that such claims are likely to begin no earlier than approximately a decade in the future.
The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative portion of the GLB features. This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps. The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors. As of December 31, 2008, the fair value of the embedded derivative liability, before adjustment for the NPR factor required by SFAS 157, for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were valued at $2.6 billion, $745 million and $233 million, respectively.
As part of our current hedging program, equity market, interest rate and market implied volatility conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in the fair value embedded derivative liability caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off. This hedging strategy is managed on a combined basis with the hedge for our GDB features.
For more information on our GDB hedging strategy, see the discussion in “Future Contract Benefits and Other Contract Holder Obligations” below.
As of December 31, 2008, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $4.0 billion. As of December 31, 2008, the sum of all GLB liabilities at fair value and GDB reserves was $3.9 billion, comprised of $3.6 billion for GLB liabilities and $0.3 billion for the GDB reserves. The fair value of the hedge assets exceeded the liabilities by $0.1 billion, which we believe indicates that the hedge strategy has performed well by providing funding for our best estimate of the present value of the liabilities related to our GLB and GDB features. However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 36% of our variable annuity account values contain a GWB rider. Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits. For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount. As of December 31, 2008, and December 31, 2007, 88% and 20%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of December 31, 2008, and December 31, 2007, was $5.0 billion and $84 million respectively. However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage of the premiums paid per year. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.
As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $5.0 billion. Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.
For information on our GLB hedging results, see our discussion in “Realized Gain (Loss)” below.
The following table presents our estimates of the potential instantaneous impact to excluded realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program. The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes. These impacts do not include any estimate of retrospective or prospective unlocking that could occur. These estimates are based upon the recorded reserves as of January 8, 2009, and the related hedge instruments in place as of that date, along with additional implied volatility (vega) hedges that have been implemented to further close the vega shortfall that existed as of January 8, 2009. The impacts presented below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
	-20%	-10%	-5%	5%
Equity market return	$(36)	$(8)	$(2)	$(2)

	-50 bps	-25 bps	+25 bps	+50 bps
Interest rates	$(4)	$—	$(3)	$(10)

	-4%	-2%	2%	4%
Implied volatilities	$—	$—	$—	$(1)
The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Impact to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(3)
Scenario 2	-10%	-25.0 bps	+2%	(13)
Scenario 3	-20%	-50.0 bps	+4%	(60)
The actual effects of the results illustrated in the two tables above could vary depending on a variety of factors, many of which are out of our control and consideration should be given to the following:
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
S&P 500 Benefits
We also have in place a hedging program for our indexed annuities and indexed UL. These contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500. Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually. At the end of each 1-year or 2-year indexed term we have the opportunity to re-price the indexed component by establishing different caps, spreads or specified rates, subject to contractual guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Income. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Income. For information on our S&P 500 benefits hedging results, see our discussion in “Realized Gain (Loss)” below.
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
Guaranteed Death Benefits
The reserves related to the GDB features available in our variable annuity products are based on the application of a “benefit ratio” (the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) to total variable annuity assessments received in the period. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the variable annuity.

We utilize a delta hedging strategy for variable annuity products with a GDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GDB contracts subject to the hedging strategy. Because the GDB reserves are based upon projected long-term equity market return assumptions, and because the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GDB exposure in order to mitigate the risk associated with falling equity markets. Account balances covered in this hedging program represent approximately 93% of total account balances for variable annuities with a guaranteed death benefit other than account value at time of death. As of December 31, 2008, the GDB reserves were $277 million.
For information on our GDB hedging results, see our discussion in “Realized Gain (Loss)” below.
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
Because of ongoing uncertainty related to the personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2008, may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.
Pension and Other Postretirement Benefit Plans
Pursuant to the accounting rules for our obligations to employees under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. Our most significant assumptions are those for the weighted-average discount rate on our benefit obligation liability and expected return on plan assets. The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans. The expected long-term rate of return on plan assets is initially established at the beginning of the plan year based on historical and projected future rates of return and is the average rate of earnings expected on the funds invested or to be invested in the plan. See Note 1 and Note 18 for more information on our accounting for employee benefit plans.

The following presents our estimates of the hypothetical impact to net income (in millions) for the year ended December 31, 2008, associated with sensitivities related to these significant assumptions:

	U.S.	U.S. Other
	Pension	Postretirement
	Plans	Benefits
The Effect of Changes in the Rate of Return on Plan Assets
Increase (decrease) by 100 basis points	$6	$—

The Effect of Changes in the Discount Rate on Net Periodic Benefit Expense
Increase (decrease) by 100 basis points	3	1
Due to the unfavorable equity markets experienced during 2008, especially during the fourth quarter of 2008, as well as a decrease in our discount rate assumption on benefit obligations for 2009, we expect the U.S. net periodic pension benefit recovery we experienced in 2008 will be replaced by an expense in 2009. To illustrate the potential unfavorable impact, the following provides our actual benefit recovery for 2008 and our current assumption for expense (in millions) for 2009 by segment:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group	Investment	Other
	Annuities	Contribution	Insurance	Protection	Management	Operations	Total
2008	$(3)	$(1)	$(3)	$(1)	$(1)	$(2)	$(11)
2009	11	7	12	7	(1)	1	37

Expected increase	$14	$8	$15	$8	$—	$3	$48

See “Review of Consolidated Financial Condition — Liquidity and Capital Resources — Uses of Capital - Pension Contributions” below for discussion of the PPA and the law’s effect on required future contributions.
Contingencies
Management establishes separate reserves for each contingent matter when it is deemed probable and can be reasonably estimated. The outcomes of contingencies, which relate to corporate litigation and regulatory matters, are inherently difficult to predict, and the reserves that have been established for the estimated settlement are subject to significant changes. It is possible that the ultimate cost to LNC, including the tax-deductibility of payments, could exceed the reserve by an amount that would have a material adverse effect on our consolidated results of operations or cash flows in a particular quarterly or annual period. See Note 14 for more information on our contingencies.
Stock-Based Incentive Compensation
Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield and expected forfeitures. If any of those assumptions differ significantly from actual, stock-based compensation expense could be impacted, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period. See Note 20 for more information on our stock-based incentive compensation plans.
Because of the volatility of our share price in the second half of 2008, the historical volatility that we will use to calculate future stock option values for new awards will increase, partially offsetting the decline in our stock price.
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

Changes to the Internal Revenue Code of 1986, as amended, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling that purports, among other things, to modify the calculation of separate account deduction for dividends received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16 ruling and announced a new regulation project on the issue.
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”) effective January 1, 2007, and recorded an increase in the liability for unrecognized tax benefits of $15 million in our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings with no impact on net income. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than-not tax positions, which may result in federal income tax expense volatility in future periods. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. For a detailed discussion of FIN 48, see Notes 2 and 7.
Acquisitions and Dispositions
For information about acquisitions and divestitures, see “Part I — Item 1. Business — Acquisitions and Dispositions” and
Note 3.
RESULTS OF CONSOLIDATED OPERATIONS
Net Income
Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Revenues
Insurance premiums	$2,096	$1,947	$1,406	8%	38%
Insurance fees	3,229	3,190	2,564	1%	24%
Investment advisory fees	268	360	328	-26%	10%
Net investment income	4,208	4,378	3,923	-4%	12%
Realized gain (loss)	(537)	(169)	13	NM	NM
Amortization of deferred gain on business sold through reinsurance	76	83	76	-8%	9%
Other revenues and fees	543	686	569	-21%	21%

Total revenues	9,883	10,475	8,879	-6%	18%

Benefits and Expenses
Interest credited	2,501	2,435	2,191	3%	11%
Benefits	3,157	2,562	1,906	23%	34%
Underwriting, acquisition, insurance and other expenses	3,576	3,320	2,776	8%	20%
Interest and debt expense	281	284	228	-1%	25%
Impairment of intangibles	393	—	—	NM	NM

Total benefits and expenses	9,908	8,601	7,101	15%	21%

Income from continuing operations before taxes	(25)	1,874	1,778	NM	5%
Federal income tax expense (benefit)	(87)	553	483	NM	14%

Income from continuing operations	62	1,321	1,295	-95%	2%
Income (loss) from discontinued operations, net of federal income tax expense (benefit)	(5)	(106)	21	95%	NM

Net income	$57	$1,215	$1,316	-95%	-8%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,610	$2,533	$2,060	3%	23%
Defined Contribution	936	986	988	-5%	0%

Total Retirement Solutions	3,546	3,519	3,048	1%	15%

Insurance Solutions:
Life Insurance	4,250	4,189	3,470	1%	21%
Group Protection	1,640	1,500	1,032	9%	45%

Total Insurance Solutions	5,890	5,689	4,502	4%	26%

Investment Management	438	590	564	-26%	5%
Lincoln UK	327	370	308	-12%	20%
Other Operations	439	473	444	-7%	7%
Excluded realized gain (loss), pre-tax	(760)	(175)	12	NM	NM
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	3	9	1	-67%	NM

Total revenues	$9,883	$10,475	$8,879	-6%	18%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Income
Income (loss) from operations:
Retirement Solutions:
Annuities	$193	$485	$399	-60%	22%
Defined Contribution	123	181	204	-32%	-11%

Total Retirement Solutions	316	666	603	-53%	10%

Insurance Solutions:
Life Insurance	541	719	531	-25%	35%
Group Protection	104	114	99	-9%	15%

Total Insurance Solutions	645	833	630	-23%	32%

Investment Management	28	76	55	-63%	38%
Lincoln UK	50	46	39	9%	18%
Other Operations	(180)	(173)	(38)	-4%	NM
Excluded realized gain (loss), after-tax	(494)	(120)	9	NM	NM
Early extinguishment of debt	—	—	(4)	NM	100%
Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	2	(7)	1	129%	NM
Impairment of intangibles, after-tax	(305)	—	—	NM	NM

Income from continuing operations, after-tax	62	1,321	1,295	-95%	2%
Income (loss) from discontinued operations, after-tax	(5)	(106)	21	95%	NM

Net income	$57	$1,215	$1,316	-95%	-8%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Deposits
Retirement Solutions:
Annuities	$11,730	$13,457	$10,756	-13%	25%
Defined Contribution	5,547	5,550	4,585	0%	21%
Insurance Solutions — Life Insurance	4,493	4,413	3,632	2%	22%
Investment Management	15,997	23,752	28,094	-33%	-15%
Consolidating adjustments (1)	(4,637)	(4,015)	(3,838)	-15%	-5%

Total deposits	$33,130	$43,157	$43,229	-23%	0%

Net Flows
Retirement Solutions:
Annuities	$4,090	$4,991	$2,665	-18%	87%
Defined Contribution	781	337	342	132%	-1%
Insurance Solutions — Life Insurance	2,822	2,645	2,080	7%	27%
Investment Management	(9,270)	(1,372)	9,368	NM	NM
Consolidating adjustments (1)	338	820	114	-59%	NM

Total net flows	$(1,239)	$7,421	$14,569	NM	-49%

(1)	Consolidating adjustments represents the elimination of deposits and net flows on products affecting more than one segment.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2007	2006
Assets Under Management by Advisor
Investment Management:
External assets	$46,574	$75,686	$83,577	-38%	-9%
Inter-segment assets	73,648	77,088	81,166	-4%	-5%
Lincoln UK (excluding policy loans)	5,978	10,243	10,104	-42%	1%
Policy loans	2,923	2,886	2,811	1%	3%
Assets administered through unaffiliated third parties	48,885	70,824	55,916	-31%	27%

Total assets under management	$178,008	$236,727	$233,574	-25%	1%

Comparison of 2008 to 2007
Net income decreased due primarily to the following:
•	Write-downs for other-than-temporary impairments on our available-for-sale securities increased by $411 million and were attributable primarily to unfavorable changes in credit quality and increases in credit spreads;
•	Impairment of goodwill and our FCC license intangible assets on our media business attributable primarily to declines in advertising revenues for the entire radio market and impairment of our Lincoln UK goodwill due to deterioration in the market; however, these non-cash impairments will not impact our future liquidity;
•	A $215 million unfavorable prospective unlocking (a $168 million decrease from assumption changes and a $47 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees due primarily to significantly unfavorable equity markets in 2008 compared to a $12 million favorable prospective unlocking (a $28 million increase from assumption changes due primarily to lower lapses and expenses and higher interest rates than our model projections assumed net of a $16 million decrease from model refinements) in 2007 (see “Critical Accounting Policies and Estimates — DAC, VOBA, DSI and DFEL” for more information);
•	A $108 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in 2008 due primarily to the impact of lower equity market performance and premiums received and higher death claims and future GDB claims than our model projections assumed compared to a $40 million favorable retrospective unlocking in 2007 due primarily to the impact of higher equity market performance and persistency and lower expenses than our model projections assumed;

•	Higher benefits due primarily to an increase in the change in GDB reserves from an increase in our expected GDB benefit payments attributable primarily to the decline in account values from the unfavorable equity markets and the increase in reserves for products with secondary guarantees from continued growth of business in force and the effects of model refinements along with higher mortality experience due to an increase in the average attained age of the in-force block and lower benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot;
•	Lower earnings from our variable annuity and mutual fund products as a result of declines in assets under management caused by decreases in the equity markets;
•	Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments and prepayment and bond makewhole premiums due primarily to deterioration of the capital markets (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments); and
•	A $16 million impact of the initial adoption of SFAS 157 on January 1, 2008.
The decrease in net income was partially offset by the following:
•	Favorable GLB net derivatives results due primarily to the inclusion in 2008 of an NPR adjustment as required under SFAS 157 attributable primarily to our widening credit spreads;
•	Lower DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to declines in variable account values from unfavorable equity markets during 2008;
•	The loss on disposition of our discontinued operations in 2007;
•	Growth in insurance fees driven by increases in life insurance in force as a result of new sales and favorable persistency partially offset by unfavorable equity markets and adjustments during the second quarter of 2007 resulting from adjusting account values for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies;
•	A reduction in federal income tax expense due primarily to lower income from continuing operations, favorable tax audit adjustments, and favorable tax return true-ups driven primarily by the separate account DRD and other items; and
•	Lower broker-dealer expenses due primarily to lower sales of non-proprietary products, lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.
Comparison of 2007 to 2006
Net income decreased due primarily to the following:
•	Write-downs for other-than-temporary impairments on our available-for-sale securities attributable primarily to unfavorable changes in credit quality and interest rates;
•	An increase to realized loss due to the ineffectiveness of our GLB hedge program driven by significant volatility in the capital markets along with a modification of the structure of some of our hedges in an effort to better match the sensitivities of the embedded derivative liability going forward;
•	The loss on disposition of our discontinued operations in 2007;
•	An increase to underwriting, acquisition, insurance and other expenses due primarily to growth in account values from sales and favorable equity markets and an increase in broker-dealer expenses, driven by an increase in incentive compensation attributable to stronger sales performance and an increase in legal expenses for pending cases;
•	An increase in the effective tax rate to 30% from 27% attributable to a $25 million favorable tax return true-up in 2006 associated primarily with the separate account DRD;
•	The impact of adjustments during the second quarter of 2007 resulting from account value adjustments for certain of our life insurance policies and modifying the accounting for certain of our life insurance policies; and
•	The adoption of SOP 05-1 on January 1, 2007, which increased DAC and VOBA amortization, net of deferrals by approximately $11 million.
The decrease in net income was partially offset by the following:
•	Including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;
•	Growth in insurance fees driven by increases in life insurance in force as a result of new sales and favorable persistency along with increases in variable account values from favorable equity markets and positive net flows;
•	Growth in insurance premiums driven by increases in our Insurance Solutions — Group Protection non-medical group business in force as a result of new sales and favorable persistency;

•	Higher investment income from stronger results from our alternative investments and growth in fixed account values, including fixed portion of variable, driven by positive net flows and favorable equity markets (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments);
•	A $12 million favorable prospective unlocking (a $28 million increase from assumption changes net of a $16 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees (discussed above) in 2007 compared to a $19 million unfavorable prospective unlocking (an $18 million decrease from assumption changes due primarily to higher increase in reserves on products with secondary guarantees, partially offset by improved mortality experience and expenses than our model projections assumed and a $1 million decrease from model refinements) in 2006 (see “Critical Accounting Policies and Estimates — DAC, VOBA, DSI and DFEL” for more information); and
•	Growth in investment advisory fees driven by higher external average assets under management and favorable equity markets.
The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Gain (Loss)” below. In addition, for a discussion of the earnings impact of the equity markets, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Equity Market Risk — Impact of Equity Market Sensitivity.”
RESULTS OF RETIREMENT SOLUTIONS
The Retirement Solutions business provides its products through two segments: Annuities and Defined Contribution. The Retirement Solutions — Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Retirement Solutions — Defined Contribution segment provides employer-sponsored variable and fixed annuities and mutual-fund based programs in the 401(k), 403(b) and 457 marketplaces.
Retirement Solutions — Annuities
Income from Operations
Details underlying the results for Retirement Solutions — Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Insurance premiums	$136	$118	$47	15%	151%
Insurance fees	963	998	751	-4%	33%
Net investment income	972	1,032	976	-6%	6%
Operating realized gain	219	6	1	NM	NM
Other revenues and fees (1)	320	379	285	-16%	33%

Total operating revenues	2,610	2,533	2,060	3%	23%

Operating Expenses
Interest credited	698	659	624	6%	6%
Benefits	452	170	92	166%	85%
Underwriting, acquisition, insurance and other expenses	1,322	1,060	855	25%	24%

Total operating expenses	2,472	1,889	1,571	31%	20%

Income from operations before taxes	138	644	489	-79%	32%
Federal income tax expense (benefit)	(55)	159	90	NM	77%

Income from operations	$193	$485	$399	-60%	22%

(1)	Other revenues and fees consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of 2008 to 2007
Income from operations for this segment decreased due primarily to the following:
•	A $210 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI, DFEL and reserves for our GDB riders in 2008 due primarily to significantly unfavorable equity markets, compared to a $7 million favorable prospective unlocking (an $18 million favorable unlocking from assumption changes due primarily to favorable interest rates, maintenance expenses and persistency, partially offset by less favorable asset-based fees than our model projections assumed, net of an $11 million unfavorable unlocking from model refinements) in 2007 (see “Critical Accounting Policies and Estimates — DAC, VOBA, DSI and DFEL” for more information);
•	A $50 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders in 2008 due primarily to the impact of lower equity market performance than our model projections assumed, compared to a $21 million favorable retrospective unlocking in 2007 due primarily to lower lapses and higher equity market performance than our model projections assumed;
•	Higher benefits from an increase in the change in GDB reserves due to an increase in our expected GDB benefit payments attributable primarily to the decline in account values due to the unfavorable equity markets;
•	Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments due to deterioration of the capital markets (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments);
•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets, partially offset by increased surrender charges and higher average expense assessment rates due to continued growth in rider elections that have incremental charges associated with them; and
•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products and lower earnings due to the unfavorable equity markets.
The decrease in income from operations was partially offset by the following:
•	Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, driven by the declines in our variable account values from unfavorable equity markets during 2008 and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals; and
•	A reduction in federal income tax expense related to a $21 million favorable tax return true-up driven primarily by the separate account DRD and other items in 2008, compared to a $2 million unfavorable tax return true-up and other items in 2007.
Future Expectations
We expect lower earnings for this segment in 2009 than we experienced in 2008, when excluding the impact of unlocking. The expected decline is attributable to the following:
•	Lower expense assessments and higher changes in reserves related to our GDB features, partially offset by lower asset-based expenses, due to the variable account value erosion from unfavorable equity market returns experienced during the fourth quarter of 2008 resulting in lower account values at the end of 2008;
•	Lower investment income on the segment’s alternative investments due to the market conditions in both the equity and credit markets (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments); and
•	Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefit Plans” above for additional information).
Although the segment’s results in 2008 were unfavorably impacted by declining account values and the economic environment, its overall net flows were relatively strong in a challenging economic environment. New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.
The other component of net flows relates to the retention of the business. An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values. The overall lapse rate for our annuity products was 9%, 10% and 12% for 2008, 2007 and 2006, respectively. The segment’s lapse rates remained relatively flat when comparing 2008 to 2007 during a time of increasingly negative customer sentiment.

See Note 11 below for information on contractual guarantees to contract holders related to GDB features.
We expect to manage the effect of changing market investment returns by managing interest rate spreads for near-term income from operations through a combination of crediting rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges. Account values for these products were $4.9 billion as of December 31, 2008, with 41% already at their minimum guaranteed rates. The average crediting rates for these products were approximately 51 basis points in excess of average minimum guaranteed rates. Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Comparison of 2007 to 2006
Income from operations for this segment increased due primarily to the following:
•	Including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;
•	Growth in insurance fees driven by higher average daily variable account values from favorable equity markets and positive net flows and an increase in average expense assessment rates driven by the increase in account values with our guarantee riders that have incremental charges associated with them; and
•	A $7 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our GDB riders (discussed above) in 2007 compared to a $1 million favorable prospective unlocking from assumption changes for 2006.
The increase in income from operations was partially offset by the following:
•	Increases to underwriting, acquisition, insurance and other expenses attributable primarily to growth in account values from sales and favorable equity markets and an increase in our broker-dealer expenses, driven by increases in incentive compensation attributable to the strong sales performance and increases in legal expenses for pending cases;
•	The adoption of SOP 05-1 on January 1, 2007, which increased DAC and VOBA amortization, net of deferrals, by approximately $6 million; and
•	An increase in the effective tax rate to 25% from 18% attributable to a $2 million unfavorable tax return true-up and other items in 2007, compared to a $33 million favorable tax return true-up associated primarily with the separate account DRD in 2006.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below. For detail on the operating realized gain, see “Realized Gain (Loss)” below.
Insurance Fees
Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Insurance Fees
Mortality, expense and other assessments	$935	$989	$747	-5%	32%
Surrender charges	45	39	35	15%	11%
DFEL:
Deferrals	(50)	(45)	(40)	-11%	-13%
Prospective unlocking — assumption changes	25	(1)	(3)	NM	67%
Retrospective unlocking	13	—	(1)	NM	100%
Other amortization, net of interest	(5)	16	13	NM	23%

Total insurance fees	$963	$998	$751	-4%	33%

	As of December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Account Values
Variable portion of variable annuities	$40,925	$58,643	$48,169	-30%	22%
Fixed portion of variable annuities	3,617	3,470	3,613	4%	-4%

Total variable annuities	44,542	62,113	51,782	-28%	20%

Fixed annuities, including indexed	14,038	14,352	14,932	-2%	-4%
Fixed annuities ceded to reinsurers	(1,125)	(1,352)	(1,812)	17%	25%

Total fixed annuities	12,913	13,000	13,120	-1%	-1%

Total account values	$57,455	$75,113	$64,902	-24%	16%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Averages
Daily variable account values, excluding the fixed portion of variable	$52,111	$54,210	$42,359	-4%	28%

Daily S&P 500	1,220.72	1,476.71	1,310.58	-17%	13%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Flows on Account Values
Variable portion of variable annuity deposits	$6,690	$9,135	$7,251	-27%	26%
Variable portion of variable annuity withdrawals	(4,813)	(5,089)	(4,080)	5%	-25%

Variable portion of variable annuity net flows	1,877	4,046	3,171	-54%	28%

Fixed portion of variable annuity deposits	3,433	2,795	2,090	23%	34%
Fixed portion of variable annuity withdrawals	(549)	(644)	(697)	15%	8%

Fixed portion of variable annuity net flows	2,884	2,151	1,393	34%	54%

Total variable annuity deposits	10,123	11,930	9,341	-15%	28%
Total variable annuity withdrawals	(5,362)	(5,733)	(4,777)	6%	-20%

Total variable annuity net flows	4,761	6,197	4,564	-23%	36%

Fixed indexed annuity deposits	1,078	755	717	43%	5%
Fixed indexed annuity withdrawals	(441)	(245)	(175)	-80%	-40%

Fixed indexed annuity net flows	637	510	542	25%	-6%

Other fixed annuity deposits	529	772	698	-31%	11%
Other fixed annuity withdrawals	(1,837)	(2,488)	(3,139)	26%	21%

Other fixed annuity net flows	(1,308)	(1,716)	(2,441)	24%	30%

Total annuity deposits	11,730	13,457	10,756	-13%	25%
Total annuity withdrawals	(7,640)	(8,466)	(8,091)	10%	-5%

Total annuity net flows	$4,090	$4,991	$2,665	-18%	87%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other Changes to Account Values
Interest credited and change in market value on variable, excluding the fixed portion of variable	$(22,187)	$3,988	$5,203	NM	-23%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	2,798	2,440	1,890	15%	29%
We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses. These assessments are a function of the rates priced into the product and the average daily variable account values. Average daily account values are driven by net flows and the equity markets. In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals. Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Realized Gain (Loss) — Operating Realized Gain — GLB” below for discussion of these attributed fees.

Net Investment Income and Interest Credited
Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$901	$914	$886	-1%	3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	3	10	7	-70%	43%
Alternative investments (2)	(2)	1	2	NM	-50%
Surplus investments (3)	67	101	81	-34%	25%
Internal default charges (4)	—	—	(4)	NM	100%
Broker-dealer	3	6	4	-50%	50%

Total net investment income	$972	$1,032	$976	-6%	6%

Interest Credited
Amount provided to contract holders	$727	$746	$691	-3%	8%
Opening balance sheet adjustment (5)	—	(4)	—	100%	NM
DSI deferrals	(95)	(116)	(86)	18%	-35%

Interest credited before DSI amortization	632	626	605	1%	3%
DSI amortization:
Prospective unlocking — assumption changes	37	(2)	(1)	NM	-100%
Prospective unlocking — model refinements	—	1	—	-100%	NM
Retrospective unlocking	13	(1)	(3)	NM	67%
Other amortization	16	35	23	-54%	52%

Total interest credited	$698	$659	$624	6%	6%

(1)	See “Consolidated Investments — Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.

(2)	See “Consolidated Investments — Alternative Investments” below for additional information.

(3)	Represents net investment income on the required statutory surplus for this segment.

(4)	See “Results of Other Operations” below for information on this methodology discontinued in the third quarter of 2006.

(5)	Net adjustment to the opening balance sheet of Jefferson-Pilot finalized in 2007.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2008	2007	2006	2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.79%	5.87%	5.82%	(8)	5
Commercial mortgage loan prepayment and bond make whole premiums	0.02%	0.06%	0.05%	(4)	1
Alternative investments	-0.01%	0.00%	0.01%	(1)	(1)
Internal default charges	0.00%	0.00%	-0.03%	—	3

Net investment income yield on reserves	5.80%	5.93%	5.85%	(13)	8

Amount provided to contract holders	3.84%	3.74%	3.82%	10	(8)
Opening balance sheet adjustment	0.00%	-0.02%	0.00%	2	(2)

Interest rate credited to contract holders	3.84%	3.72%	3.82%	12	(10)

Interest rate spread	1.96%	2.21%	2.03%	(25)	18

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other Information
Average invested assets on reserves	$15,784	$15,924	$15,386	-1%	3%
Average fixed account values, including the fixed portion of variable	17,263	17,560	16,525	-2%	6%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(2,798)	(2,440)	(1,890)	-15%	-29%
Net flows for fixed annuities, including the fixed portion of variable	2,213	945	(506)	134%	287%
A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management account interest expense and interest on collateral divided by average invested assets on reserves. The average invested assets on reserves is calculated based upon total invested assets, excluding hedge derivatives and collateral. The average crediting rate is calculated as interest credited before DSI amortization, plus the immediate annuity reserve change (included within benefits) divided by the average fixed account values, including the fixed portion of variable annuity contracts, net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Changes in commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.
Benefits
Benefits for this segment include changes in reserves on immediate annuity account values driven by premiums, death benefits paid and changes in reserves on GDBs.
The changes in reserves attributable to the segment’s benefit ratio unlocking of its SOP 03-1 reserves for GDB riders is offset in operating realized gain. See “Realized Gain (Loss) - Operating Realized Gain — GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses
Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Total expenses incurred, excluding broker-dealer	$1,002	$1,083	$878	-7%	23%
DAC and VOBA deferrals	(686)	(774)	(612)	11%	-26%

Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	316	309	266	2%	16%
DAC and VOBA amortization, net of interest:
Prospective unlocking — assumption changes	303	(28)	(1)	NM	NM
Prospective unlocking — model refinements	—	16	—	-100%	NM
Retrospective unlocking	154	(32)	(19)	NM	-68%
Other amortization, net of interest	218	417	322	-48%	30%
Broker-dealer expenses incurred	331	378	287	-12%	32%

Total underwriting, acquisition, insurance and other expenses	$1,322	$1,060	$855	25%	24%

DAC and VOBA Deferrals
As a percentage of sales/deposits	5.8%	5.8%	5.7%
Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. We have certain trail commissions that are based upon account values that are expensed as incurred rather than deferred and amortized.
Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized. These expenses are more than offset by increases to other income.

Retirement Solutions — Defined Contribution
Income from Operations
Details underlying the results for Retirement Solutions — Defined Contribution (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Insurance fees	$222	$259	$230	-14%	13%
Net investment income	695	709	738	-2%	-4%
Operating realized gain	4	—	—	NM	NM
Other revenues and fees	15	18	20	-17%	-10%

Total operating revenues	936	986	988	-5%	0%

Operating Expenses
Interest credited	430	418	411	3%	2%
Benefits	14	—	—	NM	NM
Underwriting, acquisition, insurance and other expenses	340	315	297	8%	6%

Total operating expenses	784	733	708	7%	4%

Income from operations before taxes	152	253	280	-40%	-10%
Federal income taxes	29	72	76	-60%	-5%

Income from operations	$123	$181	$204	-32%	-11%

Comparison of 2008 to 2007
Income from operations for this segment decreased due primarily to the following:
•	A $26 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI and reserves for our GDB riders in 2008 due primarily to continued significantly unfavorable equity markets, compared to a $2 million unfavorable prospective unlocking from assumption changes in 2007 due primarily to higher lapse rates and lower asset-based fees, partially offset by lower expenses than our model projections assumed (see “Critical Accounting Policies and Estimates — DAC, VOBA, DSI and DFEL” for more information);
•	Lower insurance fees driven primarily by lower average daily variable account values resulting from the unfavorable equity markets and an overall shift in business mix toward products with lower expense assessment rates;
•	Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments due to deterioration of the capital markets partially offset by higher average fixed account values (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments);
•	Higher interest credited driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed;
•	Higher benefits from an increase in the change in GDB reserves due to an increase in our expected GDB benefit payments attributable primarily to the decline in account values due to the unfavorable equity markets; and
•	A $9 million unfavorable retrospective unlocking of DAC, VOBA and DSI in 2008 due primarily to higher lapses, maintenance expenses and future GDB claims than our model projections assumed compared to a $4 million unfavorable retrospective unlocking in 2007 due primarily to higher lapses and less favorable asset-based fees than our model projections assumed.
The decrease in income from operations was partially offset by the following:
•	Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, driven by the declines in our variable account values from unfavorable equity markets during 2008, the implementation of several expense management controls and practices that are focused on aggressively managing expenses and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals; and
•	A reduction in federal income tax expense related to a favorable tax return true up in 2008.

Future Expectations
We expect lower earnings for this segment in 2009 than we experienced in 2008, when excluding the impacts of unlocking. The expected decline is attributable to the following:
•	Lower expense assessments and higher changes in reserves related to our GDB features, partially offset by lower asset-based expenses, due to the variable account value erosion from unfavorable equity market returns experienced during the fourth quarter of 2008 resulting in lower account values at the end of 2008;
•	Lower investment income on the segment’s alternative investments due to the market conditions in both the equity and credit markets (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments);
•	Lower insurance fees driven by a continuing overall shift in business mix toward products with lower expense assessments and lower margins.; and
•	Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefit Plans” above for additional information).
Although the segment’s results in 2008 were unfavorably impacted by declining account values and the economic environment, its overall net flows were relatively strong in a challenging economic environment.
New deposits are an important component of net flows and key to our efforts to grow our business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.
The other component of net flows relates to the retention of the business. An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values. The overall lapse rate for our annuity products was 15%, 15% and 13% for 2008, 2007 and 2006, respectively. The segment’s lapse rates remained flat when comparing 2008 to 2007.
Due to an expected overall shift in business mix towards products with lower expense assessment rates, a substantial increase in new deposit production will be necessary to maintain earnings at current levels.
See Note 11 below for information on contractual guarantees to contract holders related to GDB features.
We expect to manage the effect of changing market investment returns by managing interest rate spreads for near-term income from operations through a combination of crediting rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Comparison of 2007 to 2006
Income from operations for this segment decreased due primarily to the following:
•	Lower net investment income driven by net outflows for fixed annuities, including the fixed portion of variable annuity contracts and less favorable results from our investment income on alternative investments and prepayment and bond makewhole premiums (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments);
•	Higher interest credited to contract holders attributable to an increase in crediting rates;
•	A $2 million unfavorable prospective unlocking of DAC, VOBA and DSI from assumption changes (discussed above) in 2007 compared to a $4 million favorable prospective unlocking from assumption changes in 2006 due primarily to lower long-term interest rates and favorable margins, partially offset by lower persistency than our model projections assumed; and
•	Higher costs of investments in strategic initiatives associated with changes to and expansion of our wholesaling structure in 2007.
The decrease in income from operations was partially offset by growth in insurance fees driven by higher average daily variable account values from favorable equity markets and positive net flows.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below. For detail on the operating realized gain, see “Realized Gain (Loss)” below.
Insurance Fees
Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Insurance Fees
Annuity expense assessments	$197	$234	$210	-16%	11%
Mutual fund fees	19	17	12	12%	42%

Total expense assessments	216	251	222	-14%	13%
Surrender charges	6	8	8	-25%	0%

Total insurance fees	$222	$259	$230	-14%	13%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Averages
Daily variable account values, excluding the fixed portion of variable	$14,935	$18,043	$16,432	-17%	10%

Daily S&P 500	1,220.72	1,476.71	1,310.58	-17%	13%

	As of December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Account Values
Variable portion of variable annuities	$10,588	$17,876	$17,476	-41%	2%
Fixed portion of variable annuities	6,037	5,893	6,210	2%	-5%

Total variable annuities	16,625	23,769	23,686	-30%	0%

Fixed annuities	5,601	4,996	4,796	12%	4%

Total annuities	22,226	28,765	28,482	-23%	1%
Mutual funds	6,652	7,293	5,174	-9%	41%

Total annuities and mutual funds	$28,878	$36,058	$33,656	-20%	7%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Account Value Roll Forward — By Product
Total Micro — Small Segment:
Balance at beginning-of-period	$7,798	$7,535	$6,506	3%	16%
Gross deposits	1,531	1,594	1,840	-4%	-13%
Withdrawals and deaths	(1,740)	(1,931)	(1,540)	10%	-25%

Net flows	(209)	(337)	300	38%	NM
Transfers between fixed and variable accounts	(8)	(5)	—	-60%	NM
Inter-product transfer (1)	(653)	—	—	NM	NM
Investment increase and change in market value	(2,040)	605	729	NM	-17%

Balance at end-of-period	$4,888	$7,798	$7,535	-37%	3%

Total Mid — Large Segment:
Balance at beginning-of-period	$9,463	$6,975	$5,271	36%	32%
Gross deposits	2,933	2,771	1,544	6%	79%
Withdrawals and deaths	(871)	(724)	(434)	-20%	-67%

Net flows	2,062	2,047	1,110	1%	84%
Transfers between fixed and variable accounts	(55)	(17)	(4)	NM	NM
Inter-product transfer (1)	653	—	—	NM	NM
Investment increase and change in market value	(2,583)	458	598	NM	-23%

Balance at end-of-period	$9,540	$9,463	$6,975	1%	36%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$18,797	$19,146	$18,697	-2%	2%
Gross deposits	1,083	1,185	1,201	-9%	-1%
Withdrawals and deaths	(2,155)	(2,558)	(2,269)	16%	-13%

Net flows	(1,072)	(1,373)	(1,068)	22%	-29%
Transfers between fixed and variable accounts	(2)	(6)	(6)	67%	0%
Inter-segment transfer	295	—	—	NM	NM
Investment increase and change in market value	(3,568)	1,030	1,523	NM	-32%

Balance at end-of-period	$14,450	$18,797	$19,146	-23%	-2%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$36,058	$33,656	$30,474	7%	10%
Gross deposits	5,547	5,550	4,585	0%	21%
Withdrawals and deaths	(4,766)	(5,213)	(4,243)	9%	-23%

Net flows	781	337	342	132%	-1%
Transfers between fixed and variable accounts	(65)	(28)	(10)	NM	NM
Inter-segment transfer	295	—	—	NM	NM
Investment increase and change in market value	(8,191)	2,093	2,850	NM	-27%

Balance at end-of-period (2)	$28,878	$36,058	$33,656	-20%	7%

(1)	The Lincoln Employee 401(k) Plan transferred from LINCOLN DIRECTORSM to LINCOLN ALLIANCE® effective September 30, 2008.

(2)	Includes mutual fund account values. Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Flows on Account Values
Variable portion of variable annuity deposits	$2,170	$2,355	$2,525	-8%	-7%
Variable portion of variable annuity withdrawals	(2,708)	(3,212)	(2,557)	16%	-26%

Variable portion of variable annuity net flows	(538)	(857)	(32)	37%	NM

Fixed portion of variable annuity deposits	369	351	441	5%	-20%
Fixed portion of variable annuity withdrawals	(991)	(912)	(938)	-9%	3%

Fixed portion of variable annuity net flows	(622)	(561)	(497)	-11%	-13%

Total variable annuity deposits	2,539	2,706	2,966	-6%	-9%
Total variable annuity withdrawals	(3,699)	(4,124)	(3,495)	10%	-18%

Total variable annuity net flows	(1,160)	(1,418)	(529)	18%	NM

Fixed annuity deposits	812	754	506	8%	49%
Fixed annuity withdrawals	(557)	(724)	(501)	23%	-45%

Fixed annuity net flows	255	30	5	NM	NM

Total annuity deposits	3,351	3,460	3,472	-3%	0%
Total annuity withdrawals	(4,256)	(4,848)	(3,996)	12%	-21%

Total annuity net flows	(905)	(1,388)	(524)	35%	NM

Mutual fund deposits	2,196	2,090	1,113	5%	88%
Mutual fund withdrawals	(510)	(365)	(247)	-40%	-48%

Mutual fund net flows	1,686	1,725	866	-2%	99%

Total annuity and mutual fund deposits	5,547	5,550	4,585	0%	21%
Total annuity and mutual fund withdrawals	(4,766)	(5,213)	(4,243)	9%	-23%

Total annuity and mutual fund net flows	$781	$337	$342	132%	-1%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other Changes to Account Values
Interest credited and change in market value on variable, excluding the fixed portion of variable	$(5,942)	$1,287	$1,899	NM	-32%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(461)	(29)	(84)	NM	65%
We charge expense assessments to cover insurance and administrative expenses. Expense assessments are generally equal to a percentage of the daily variable account values. Average daily account values are driven by net flows and the equity markets. Our expense assessments include fees we earn for the services that we provide to our mutual fund programs. In addition, for both our fixed and variable annuity contracts, we collect surrender charges when contract holders surrender their contracts during the surrender charge periods to protect us from premature withdrawals.

Net Investment Income and Interest Credited
Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$655	$646	$659	1%	-2%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	7	6	17	17%	-65%
Alternative investments (2)	(6)	2	8	NM	-75%
Surplus investments (3)	39	55	54	-29%	2%

Total net investment income	$695	$709	$738	-2%	-4%

Interest Credited	$430	$418	$411	3%	2%

(1)	See “Consolidated Investments — Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.

(2)	See “Consolidated Investments — Alternative Investments” below for additional information.

(3)	Represents net investment income on the required statutory surplus for this segment.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2008	2007	2006	2008	2007
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.89%	6.03%	6.11%	(14)	(8)
Commercial mortgage loan prepayment and bond makewhole premiums	0.06%	0.06%	0.16%	—	(10)
Alternative investments	-0.05%	0.02%	0.07%	(7)	(5)

Net investment income yield on reserves	5.90%	6.11%	6.34%	(21)	(23)
Interest rate credited to contract holders	3.79%	3.83%	3.73%	(4)	10

Interest rate spread	2.11%	2.28%	2.61%	(17)	(33)

Note: The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other Information
Average invested assets on reserves	$11,113	$10,712	$10,785	4%	-1%
Average fixed account values, including the fixed portion of variable	11,330	10,935	11,016	4%	-1%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	461	29	84	NM	-65%
Net flows for fixed annuities, including the fixed portion of variable	(367)	(531)	(492)	31%	-8%

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate. The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management account interest expense and interest on collateral, divided by average invested assets on reserves. The average invested assets on reserves are calculated based upon total invested assets, excluding hedge derivatives. The average crediting rate is calculated as interest credited before DSI amortization, divided by the average fixed account values, including the fixed portion of variable annuity contracts. Commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.
Benefits
Benefits for this segment include changes in reserves on GDBs and death benefits paid.
The changes in reserves attributable to the segment’s benefit ratio unlocking of its SOP 03-1 reserves for GDB riders is offset in operating realized gain. See “Realized Gain (Loss) — Operating Realized Gain — GDB” below for additional information.
Underwriting, Acquisition, Insurance and Other Expenses
Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Total expenses incurred	$305	$313	$311	-3%	1%
DAC deferrals	(94)	(92)	(88)	-2%	-5%

Total expenses recognized before amortization	211	221	223	-5%	-1%
DAC and VOBA amortization, net of interest:
Prospective unlocking — assumption changes	39	3	(7)	NM	143%
Retrospective unlocking	15	6	6	150%	0%
Other amortization, net of interest	75	85	75	-12%	13%

Total underwriting, acquisition, insurance and other expenses	$340	$315	$297	8%	6%

DAC Deferrals
As a percentage of annuity sales/deposits	2.8%	2.7%	2.5%
Commissions and other costs, that vary with and are related primarily to the sale of annuity contracts, are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs. For certain annuity contracts, trail commissions that are based upon account values are expensed as incurred rather than deferred and amortized. We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are not deferred and amortized.

RESULTS OF INSURANCE SOLUTIONS
The Insurance Solutions business provides its products through two segments: Life Insurance and Group Protection. The Insurance Solutions — Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products. The Insurance Solutions — Group Protection segment offers group life, disability and dental insurance to employers, and its products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, TPAs and other employee benefit firms.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Insurance Solutions — Life Insurance
Income from Operations
Details underlying the results for Insurance Solutions — Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Insurance premiums	$360	$351	$322	3%	9%
Insurance fees	1,871	1,734	1,421	8%	22%
Net investment income	1,988	2,069	1,685	-4%	23%
Other revenues and fees	31	35	42	-11%	-17%

Total operating revenues	4,250	4,189	3,470	1%	21%

Operating Expenses
Interest credited	1,202	1,173	1,007	2%	16%
Benefits	1,363	1,089	901	25%	21%
Underwriting, acquisition, insurance and other expenses	877	842	765	4%	10%

Total operating expenses	3,442	3,104	2,673	11%	16%

Income from operations before taxes	808	1,085	797	-26%	36%
Federal income tax expense	267	366	266	-27%	38%

Income from operations	$541	$719	$531	-25%	35%

Comparison of 2008 to 2007
Income from operations for this segment decreased due primarily to the following:
•	A $53 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves (a $34 million unfavorable unlocking from model refinements and a $19 million unfavorable unlocking from assumption changes due primarily to the impact of significantly unfavorable equity markets on our VUL block of business, partially offset by adjustments to reserves for products with secondary guarantees) in 2008 compared to a $4 million favorable prospective unlocking (a $12 million favorable unlocking from assumption changes due primarily to lower lapses and expenses and higher interest rates than our model projections assumed, net of an $8 million unfavorable unlocking from model refinements) in 2007 (see “Critical Accounting Policies and Estimates — DAC, VOBA, DSI and DFEL” for more information);
•	A $24 million unfavorable retrospective unlocking of DAC, VOBA, and DFEL in 2008 due primarily to lower premiums received, higher death claims and lower investment income on alternative investments and prepayment and bond makewhole premiums than our model projections assumed, compared to a $28 million favorable retrospective unlocking in 2007 due primarily to higher persistency, higher investment income on alternative investments and prepayment and bond makewhole premiums and lower expenses than our model projections assumed, partially offset by the impact of a correction to account values;

•	An increase in benefits due primarily to an increase in reserves for products with secondary guarantees from continued growth of business in force and the effects of model refinements along with higher mortality due to an increase in the average attained age of the in-force block (discussed below) and lower benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot, discussed below; and
•	Lower net investment income due primarily to unfavorable results from our investment income on alternative investments (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments) and prepayment and bond makewhole premiums due to deterioration of the financial markets and reductions in statutory reserves for products with secondary guarantees as a result of executing on a capital transaction to provide AG38 relief (see “Review of Consolidated Financial Condition — Liquidity and Capital Resources — Sources of Liquidity and Cash Flow” for details), the merger of several of our insurance subsidiaries and certain assumption changes in the fourth quarter of 2007.
The decrease in income from operations was partially offset by growth in insurance fees driven by an increase in business in force as a result of new sales and favorable persistency and an increase in the average attained age of the in-force block (discussed below) and the correction in the second quarter of 2007 discussed below.
A portion of the retrospective and prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves in 2008 discussed above resulted in an additional unfavorable earnings impact of $7 million in both the third and fourth quarters of 2008 that will recur in future quarters.
UL and VUL products with secondary guarantees represented approximately 34% of interest-sensitive life insurance in force as of December 31, 2008, and approximately 68% of sales for these products for 2008. AG38 imposes additional statutory reserve requirements for these products.
At June 30, 2007, we reduced statutory reserves related to our secondary guarantee UL products by approximately $150 million, which has reduced the amount of net investment income allocated to this segment by $2 million per quarter. This statutory reserve reduction related to modifying the accounting for certain of our life insurance policies. In October 2007, we released approximately $300 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a reinsurance transaction to release statutory reserves related to AG38. This reduction in capital lowered the level of assets supporting this business, as assets were transferred to Other Operations, and has reduced net investment income by approximately $5 million per quarter. As of December 31, 2007, we reduced statutory reserves related primarily to legal entity consolidation by $344 million, which has reduced the amount of net investment income allocated to this segment by approximately $5 million per quarter in 2008. This reduction in statutory reserves was primarily a result of the merger of several of our insurance subsidiaries. As of December 31, 2008, we released approximately $240 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a reinsurance transaction to release statutory reserves related to AG38. This reduction in capital will lower the level of assets supporting this business, as assets were transferred to Other Operations, and will reduce net investment income by approximately $4 million per quarter beginning in 2009.
On June 1, 2007, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads approximately 5 basis points. On June 1, 2008, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads approximately 5 basis points. On March 1, 2009, we expect to implement a 15 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which is expected to increase spreads approximately 5 basis points.
At the end of 2008, the portfolio rate exceeded new money rates by roughly 15 basis points. We significantly reduced our level of investment activity at year end in response to volatile capital markets and instead held higher levels of cash and short-term investments. At the end of 2007, the portfolio rates exceeded new money rates by roughly 28 basis points. As of December 31, 2008, 47% of interest-sensitive account values have crediting rates at contract guaranteed levels, and 37% have crediting rates within 50 basis points of contractual guarantees. Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations. For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Although the segment’s results in 2008 were unfavorably impacted by the U.S. recession, which began in December of 2007, its new business products, as represented by sales, deposits and in-force face amount, were relatively strong.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability. Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest; however, results for 2008 were muted given the economic conditions.
The average issue age on new policies has increased in recent years as a result of targeting higher net worth individuals, which has increased the average attained age of the in-force block. We have screening procedures to identify sales that we believe have characteristics associated with stranger-originated life insurance in order to prevent policies with these characteristics from being issued. However, accurate identification of these policies can be difficult, and we continue to modify our screening procedures. We believe that our sales of UL products include some sales with stranger-originated life insurance characteristics. We expect no significant impact to our profitability; however, returns on UL business sold as part of stranger-originated designs are believed to be lower than traditional estate planning UL sales due in part to no expected lapses.
We expect higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefit Plans” above for additional information) during 2009.
Comparison of 2007 to 2006
Income from operations for this segment increased due primarily to the following:
•	Including the results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;
•	Growth in insurance fees driven by increase in business in force as a result of new sales and favorable persistency, partially offset by a $41 million reduction related to the impact of the correction to account values and modifications of accounting related to certain insurance contracts during the second quarter of 2007;
•	Higher investment income from growth in fixed product account values driven by positive net flows, higher statutory reserves on products with secondary guarantees and stronger results from our investment income on alternative investments (see “Consolidated Investments - Alternative Investments” below for additional information on our alternative investments);
•	A $28 million favorable retrospective unlocking of DAC, VOBA, and DFEL (discussed above) in 2007 compared to an $11 million favorable retrospective unlocking in 2006 due primarily to higher persistency, higher investment income on alternative investments and prepayment and bond makewhole premiums and lower expenses than our model projections assumed, partially offset by the impact of a correction to account values; and
•	A $4 million favorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves (discussed above) in 2007 compared to a $20 million unfavorable prospective unlocking (a $19 million decrease from assumption changes due primarily to higher increases in reserves on products with secondary guarantees, partially offset by lower mortality and expenses than our model projections assumed and a $1 million decrease from model refinements) in 2006.
The increase in income from operations was partially offset by the following:
•	The adjustments to account values and modification of accounting related to certain life insurance policies with secondary guarantees during the second quarter of 2007; and
•	Other increases to benefits due to growth in business in force, higher mortality and an increase in reserves for products with secondary guarantees, partially offset by $14 million in the first quarter of 2007 related to adjustments to the opening balance sheet of Jefferson-Pilot.
We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.
Insurance Premiums
Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force. Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Insurance Fees
Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Insurance Fees
Mortality assessments	$1,321	$1,223	$998	8%	23%
Expense assessments	707	653	474	8%	38%
Surrender charges	60	59	60	2%	-2%
DFEL:
Deferrals	(379)	(364)	(206)	-4%	-77%
Amortization, net of interest:
Prospective unlocking — assumption changes	12	—	(2)	NM	100%
Prospective unlocking — model refinements	(25)	26	1	NM	NM
Retrospective unlocking	35	(9)	(7)	NM	-29%
Other amortization, net of interest	140	146	103	-4%	3%

Total insurance fees	$1,871	$1,734	$1,421	8%	22%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Sales by Product
UL:
Excluding MoneyGuard ®	$525	$597	$436	-12%	37%
MoneyGuard ®	50	40	31	25%	29%

Total UL	575	637	467	-10%	36%
VUL	54	77	61	-30%	26%
COLI and BOLI	84	91	83	-8%	10%
Term/whole life	28	32	43	-13%	-26%

Total sales	$741	$837	$654	-11%	28%

Net Flows
Deposits	$4,493	$4,413	$3,632	2%	22%
Withdrawals and deaths	(1,671)	(1,768)	(1,552)	5%	-14%

Net flows	$2,822	$2,645	$2,080	7%	27%

Contract holder assessments	$2,791	$2,521	$2,037	11%	24%

	As of December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Account Values
UL	$25,199	$24,223	$23,106	4%	5%
VUL	4,251	6,040	5,432	-30%	11%
Interest-sensitive whole life	2,303	2,295	2,257	0%	2%

Total account values	$31,753	$32,558	$30,795	-2%	6%

In-Force Face Amount
UL and other	$310,198	$299,598	$282,874	4%	6%
Term insurance	235,023	235,919	234,148	0%	1%

Total in-force face amount	$545,221	$535,517	$517,022	2%	4%

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
Sales in the table above and as discussed above were reported as follows:
•	UL (excluding linked-benefit products) and VUL (including COLI and BOLI) — first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements at approximately 50% of target;
•	MoneyGuard® (our linked-benefit product) — 15% of premium deposits; and
•	Whole life and term — 100% of first year paid premiums.
Net Investment Income and Interest Credited
Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$1,902	$1,873	$1,583	2%	18%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	16	36	25	-56%	44%
Alternative investments (2)	(11)	54	6	NM	NM
Surplus investments (3)	81	106	77	-24%	38%
Internal default charges (4)	—	—	(6)	NM	100%

Total net investment income	$1,988	$2,069	$1,685	-4%	23%

Interest Credited	$1,202	$1,173	$1,007	2%	16%

(1)	See “Consolidated Investments — Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.

(2)	See “Consolidated Investments — Alternative Investments” below for additional information.

(3)	Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the surplus portfolios versus the product portfolios.

(4)	See “Results of Other Operations” below for information on this methodology, which was discontinued in the third quarter of 2006.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2008	2007	2006	2008	2007
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.91%	6.06%	6.15%	(15)	(9)
Commercial mortgage loan prepayment and bond makewhole premiums	0.05%	0.13%	0.09%	(8)	4
Alternative investments	-0.03%	0.21%	0.02%	(24)	19
Internal default charges	0.00%	0.00%	-0.03%	—	3

Net investment income yield on reserves	5.93%	6.40%	6.23%	(47)	17
Interest rate credited to contract holders	4.35%	4.44%	4.51%	(9)	(7)

Interest rate spread	1.58%	1.96%	1.72%	(38)	24

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	6.13%	6.25%	6.45%	(12)	(20)
Commercial mortgage loan prepayment and bond makewhole premiums	0.03%	0.07%	0.11%	(4)	(4)
Alternative investments	-0.03%	0.01%	0.04%	(4)	(3)

Net investment income yield on reserves	6.13%	6.33%	6.60%	(20)	(27)

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$27,003	$25,787	$21,202	5%	22%
Account values — universal and whole life	27,136	25,900	21,838	5%	19%

Attributable to traditional products:
Invested assets on reserves	5,058	5,063	4,446	0%	14%
A portion of the investment income earned for this segment is credited to contract holder accounts. Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at an accelerated rate. Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, primarily the result of the merger of several of our insurance subsidiaries, the modification of accounting for certain of our life insurance policies, and by capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes. We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts. The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest-sensitive products. The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves. In addition, we exclude the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations. Traditional products use interest income to build the policy reserves. Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits
Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Benefits
Death claims direct and assumed	$2,177	$1,944	$1,644	12%	18%
Death claims ceded	(966)	(810)	(714)	-19%	-13%
Reserves released on death	(357)	(339)	(312)	-5%	-9%

Net death benefits	854	795	618	7%	29%
Change in reserves for products with secondary guarantees:
Prospective unlocking — assumption changes	8	(3)	15	NM	NM
Prospective unlocking — model refinements	76	3	—	NM	NM
Other	134	60	39	123%	54%
Other benefits (1)	291	234	229	24%	2%

Total benefits	$1,363	$1,089	$901	25%	21%

Death claims per $1,000 of inforce	1.59	1.52	1.31	5%	16%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.
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
Underwriting, Acquisition, Insurance and Other Expenses
Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Total expenses incurred	$1,338	$1,458	$1,154	-8%	26%
DAC and VOBA deferrals	(1,016)	(1,134)	(839)	10%	-35%

Total expenses recognized before amortization	322	324	315	-1%	3%
DAC and VOBA amortization, net of interest:
Prospective unlocking — assumption changes	34	(15)	12	NM	NM
Prospective unlocking — model refinements	(49)	36	2	NM	NM
Retrospective unlocking	71	(51)	(25)	239%	NM
Other amortization, net of interest	495	544	458	-9%	19%
Other intangible amortization	4	4	3	0%	33%

Total underwriting, acquisition, insurance and other expenses	$877	$842	$765	4%	10%

DAC and VOBA Deferrals
As a percentage of sales	137.1%	135.5%	128.3%
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

Insurance Solutions — Group Protection
Income from Operations
Details underlying the results for Insurance Solutions — Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Insurance premiums	$1,517	$1,380	$949	10%	45%
Net investment income	117	115	80	2%	44%
Other revenues and fees	6	5	3	20%	67%

Total operating revenues	1,640	1,500	1,032	9%	45%

Operating Expenses
Interest credited	2	—	—	NM	NM
Benefits	1,107	999	663	11%	51%
Underwriting, acquisition, insurance and other expenses	371	326	217	14%	50%

Total operating expenses	1,480	1,325	880	12%	51%

Income from operations before taxes	160	175	152	-9%	15%
Federal income taxes	56	61	53	-8%	15%

Income from operations	$104	$114	$99	-9%	15%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Income from Operations by Product Line
Life	$34	$41	$37	-17%	11%
Disability	64	64	53	0%	21%
Dental	2	4	6	-50%	-33%

Total non-medical	100	109	96	-8%	14%
Medical	4	5	3	-20%	67%

Total income from operations	$104	$114	$99	-9%	15%

Comparison of 2008 to 2007
Income from operations for this segment decreased due to the following:
•	Less favorable total non-medical loss ratio experience, although still on the low end of our expected range; and
•	An increase to underwriting, acquisition, insurance and other expenses due primarily to growth in our business in force, higher 401(k) expenses, higher costs of investments in strategic initiatives associated with realigning our marketing and distribution structure and an increase in the allocation of expenses to this segment.
The decrease in income from operations was partially offset by a growth in insurance premiums driven by normal, organic business growth in our non-medical products and favorable persistency.
Although results for this segment were less favorable, new business production for this segment, as measured by sales, was relatively strong. Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders. We believe that the trend in sales is an important indicator of development of business in force over time.
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

We expect higher expenses attributable to our U.S. pension plans during 2009. See “Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefit Plans” above for additional information.
Comparison of 2007 to 2006
Income from operations for this segment increased due to the following:
•	Growth in sales as a result of sales strength in our core, small case markets; and
•	This segment was added as a result of the merger with Jefferson-Pilot; therefore, the results of operations reflect twelve months of activity in 2007 compared to only nine months in 2006.
The increase in income from operations was partially offset by the following:
•	Loss ratios in 2007 were not as favorable as the loss ratios in 2006 due primarily to the exceptional claims experience on all our non-medical products during 2006; and
•	The adoption of SOP 05-1 on January 1, 2007, which increased DAC and VOBA amortization, net of deferrals, by approximately $5 million.
We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.
Insurance Premiums
Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Insurance Premiums by Product Line
Life	$541	$494	$334	10%	48%
Disability	672	601	407	12%	48%
Dental	150	136	95	10%	43%

Total non-medical	1,363	1,231	836	11%	47%
Medical	154	149	113	3%	32%

Total insurance premiums	$1,517	$1,380	$949	10%	45%

Sales	$316	$326	$209	-3%	56%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers. The premiums are a function of the rates priced into the product and our business in force. Business in force, in turn, is driven by sales and persistency experience. Sales in the table above are the combined annualized premiums for our life, disability and dental products.
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

Benefits and Interest Credited
Details underlying benefits and interest credited (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Benefits and Interest Credited by Product Line
Life	$401	$360	$233	11%	55%
Disability	456	406	262	12%	55%
Dental	117	104	68	13%	53%

Total non-medical	974	870	563	12%	55%
Medical	135	129	100	5%	29%

Total benefits and interest credited	$1,109	$999	$663	11%	51%

Loss Ratios by Product Line
Life	73.9%	73.0%	69.7%
Disability	67.9%	67.5%	64.4%
Dental	78.3%	76.6%	72.2%
Total non-medical	71.4%	70.7%	67.4%
Medical	87.6%	87.0%	88.2%
Note: Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.
Underwriting, Acquisition, Insurance and Other Expenses
Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Total expenses incurred	$393	$349	$238	13%	47%
DAC and VOBA deferrals	(58)	(54)	(37)	-7%	-46%

Total expenses recognized before amortization	335	295	201	14%	47%
DAC and VOBA amortization, net of interest	36	31	16	16%	94%

Total underwriting, acquisition, insurance and other expenses	$371	$326	$217	14%	50%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.8%	3.9%	3.9%
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

RESULTS OF INVESTMENT MANAGEMENT
The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, sub-advised funds and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its affiliates.
Income from Operations
Details underlying the results for Investment Management (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Investment advisory fees — external	$268	$360	$328	-26%	10%
Investment advisory fees — inter-segment	82	87	97	-6%	-10%
Other revenues and fees	88	143	139	-38%	3%

Total operating revenues	438	590	564	-26%	5%
Operating Expenses
Underwriting, acquisition, insurance and other expenses	393	471	480	-17%	-2%

Income from operations before taxes	45	119	84	-62%	42%
Federal income taxes	17	43	29	-60%	48%

Income from operations	$28	$76	$55	-63%	38%

Pre-tax operating margin (1)	10%	20%	15%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenues.
Comparison of 2008 to 2007
Income from operations decreased due primarily to the following:
•	A reduction in investment advisory fees due to lower assets under management resulting primarily from continued significant unfavorable equity markets, an increase in negative net flows, the sale of certain institutional fixed income business in 2007 (discussed below) and the transition of the investment advisory role for the Lincoln Variable Insurance Trust product to another internal advisor within Retirement Solutions (discussed below); and
•	A reduction in other revenues and fees due primarily to negative returns on seed capital driven by continued significant unfavorable equity markets.
The decrease in income from operations was partially offset by the elimination of expenses as a result of the transfer of assets under management in 2007 discussed below, lower asset-based expenses, transitioning the investment accounting function to a third party, the implementation of several expense management controls and practices that are focused on prudently managing expenses and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals.
On October 31, 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. As a result of this transaction, assets under management decreased by $12.3 billion, which resulted in a $16 million decrease to investment advisory fees — external in 2008.
Effective May 1, 2007, the investment advisory role for the Lincoln Variable Insurance Trust product transitioned to Retirement Solutions. In the role of investment advisor, Investment Management provided investment performance and compliance oversight on third-party investment managers in exchange for a fee. Investment Management will continue to manage certain of the assets as a sub-advisor. As a result of this change, Investment Management’s assets under management decreased by $3.2 billion; however, there was no impact to our consolidated assets under management or consolidated net income.

Future Expectations
We expect lower earnings for this segment in 2009 than we experienced in 2008 due primarily to lower investment advisory fees, partially offset by lower asset-based expenses, due to the asset under management erosion from unfavorable equity market returns and negative net flows experienced during 2008.
The level of net flows may vary considerably from period to period, and, therefore, results in one period are not indicative of net flows in subsequent periods.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Comparison of 2007 to 2006
Income from operations increased due primarily to an increase in investment advisory fees - external due to higher third-party average assets under management as a result of positive equity market returns.
The increase in income from operations was partially offset by a decrease in investment advisory fees — inter-segment, net of related operating expenses, due to the transfer of assets to an internal advisor within Retirement Solutions, mentioned above, higher one-time expenses in 2007 associated with a legal expense accrual for existing cases and the launch of Delaware Enhanced Global Dividend and Income Fund, a new closed-end fund.
We provide information about certain of this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.
Investment Advisory Fees
Details underlying assets under management and net flows (in millions) were as follows:

	As of December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Assets Under Management
Retail — equity	$15,222	$31,598	$31,705	-52%	0%
Retail — fixed	10,453	10,801	8,790	-3%	23%

Total retail	25,675	42,399	40,495	-39%	5%

Institutional — equity	11,203	21,751	21,977	-48%	-1%
Institutional — fixed	9,696	11,536	21,105	-16%	-45%

Total institutional	20,899	33,287	43,082	-37%	-23%

Inter-segment assets — retail and institutional	7,968	9,671	13,729	-18%	-30%
Inter-segment assets — general account	65,680	67,417	67,437	-3%	0%

Total inter-segment assets	73,648	77,088	81,166	-4%	-5%

Total assets under management	$120,222	$152,774	$164,743	-21%	-7%

Total Sub-Advised Assets, Included Above
Retail	$8,047	$16,219	$18,023	-50%	-10%
Institutional	2,180	4,570	4,648	-52%	-2%

Total sub-advised assets	$10,227	$20,789	$22,671	-51%	-8%

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Flows — External (1) (2)
Retail equity sales	$4,033	$6,916	$8,058	-42%	-14%
Retail equity redemptions and transfers	(9,470)	(8,942)	(6,894)	-6%	-30%

Retail equity net flows	(5,437)	(2,026)	1,164	NM	NM

Retail fixed income sales	4,901	4,390	2,966	12%	48%
Retail fixed income redemptions and transfers	(4,466)	(2,898)	(2,389)	-54%	-21%

Retail fixed income net flows	435	1,492	577	-71%	159%

Total retail sales	8,934	11,306	11,024	-21%	3%
Total retail redemptions and transfers	(13,936)	(11,840)	(9,283)	-18%	-28%

Total retail net flows	(5,002)	(534)	1,741	NM	NM

Institutional equity inflows	2,972	4,369	5,409	-32%	-19%
Institutional equity withdrawals and transfers	(5,229)	(6,515)	(4,580)	20%	-42%

Institutional equity net flows	(2,257)	(2,146)	829	-5%	NM

Institutional fixed income inflows	1,357	5,582	8,760	-76%	-36%
Institutional fixed income withdrawals and transfers	(2,879)	(3,500)	(1,477)	18%	NM

Institutional fixed income net flows	(1,522)	2,082	7,283	NM	-71%

Total institutional inflows	4,329	9,951	14,169	-56%	-30%
Total institutional redemptions and transfers	(8,108)	(10,015)	(6,057)	19%	-65%

Total institutional net flows	(3,779)	(64)	8,112	NM	NM

Total sales/inflows	13,263	21,257	25,193	-38%	-16%
Total redemptions and transfers	(22,044)	(21,855)	(15,340)	-1%	-42%

Total net flows	$(8,781)	$(598)	$9,853	NM	NM

(1)	Includes Delaware Variable Insurance Product funds. Our insurance subsidiaries, as well as unaffiliated insurers, participate in these funds. In addition, sales/inflows includes contributions, dividend reinvestments and transfers in kind, and redemptions/transfers includes dividends and capital gain distributions.

(2)	Excludes $12.3 billion in institutional fixed income business sold to an unaffiliated investment management company in 2007 and $201 million and $190 million of 529 Plan assets transferred to an unaffiliated 529 Plan provider in 2007 and 2006, respectively, because we do not consider these to be net flows.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Flows — Inter-Segment (1)
Total sales/inflows (2)	$2,734	$2,495	$2,901	10%	-14%
Total redemptions and transfers (3)	(3,223)	(3,269)	(3,386)	1%	3%

Total net flows	$(489)	$(774)	$(485)	37%	-60%

(1)	Includes net flows from retail and institutional. Excludes net flows from the general account and the transfer in of $709 million in assets primarily from another internal advisor in Retirement Solutions during 2008 and the transfer of $3.2 billion in assets to another internal advisor and $780 million in assets to Other Operations during 2007 because we do not consider these to be net flows.

(2)	Includes contributions, dividend reinvestments and transfers in kind.

(3)	Includes dividends and capital gains distributions.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other Information
Average daily S&P 500	1,220.72	1,476.71	1,310.58	-17%	13%
Reinvested dividends and interest and change in market value	$(22,281)	$5,966	$10,496	NM	-43%

Investment advisory fees are generally a function of the rates priced into the product and our average assets under management, which are driven by net flows and capital markets. Investment advisory fees — external include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in the segment’s expenses.
Investment advisory fees — inter-segment consists of fees for asset management services this segment provides to Retirement Solutions and Insurance Solutions for managing general account assets supporting fixed income products, surplus and separate account assets. These inter-segment amounts are not reported on our Consolidated Statements of Income as they are eliminated along with the associated expenses incurred by Retirement Solutions and Insurance Solutions. Retirement Solutions and Insurance Solutions report the cost as a reduction to net investment income, which is the same methodology that would be used if these services were provided by an external party.
Other Revenues and Fees
Other revenues and fees consists primarily of revenues generated from shareholder and administrative services, 12b-1 fees and the results from seed capital investments. Seed capital investments are important to establishing a track record for products that will later be sold to investors. These investments are valued at market value each reporting period and the change in market value impacts other revenues.
RESULTS OF LINCOLN UK
Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK focuses primarily on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of life and retirement income products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.
Income from Operations
Details underlying the results for Lincoln UK (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Insurance premiums	$78	$95	$79	-18%	20%
Insurance fees	171	194	158	-12%	23%
Net investment income	78	81	71	-4%	14%

Total operating revenues	327	370	308	-12%	20%

Operating Expenses
Benefits	107	137	108	-22%	27%
Underwriting, acquisition, insurance and other expenses	143	163	140	-12%	16%

Total operating expenses	250	300	248	-17%	21%

Income from operations before taxes	77	70	60	10%	17%
Federal income taxes	27	24	21	13%	14%

Income from operations	$50	$46	$39	9%	18%

Exchange Rate Ratio-U.S. Dollars to Pounds Sterling
Average for the period	1.865	2.007	1.847	-7%	9%
End-of-period	1.459	1.987	1.958	-27%	1%

Comparison of 2008 to 2007
Excluding the effect of the exchange rate, income from operations for this segment increased 17% due primarily the recording of a value added tax refund based on approval of our claim by U.K. tax authorities in 2008.
The increase in income from operations was partially offset by the following:
•	A decline in insurance fees driven by lower average unit-linked account values resulting primarily from unfavorable markets as the average value of the Financial Time Stock Exchange (“FTSE”) 100 index was 16% lower;
•	A reduction in premiums due primarily to declines in the annuitization of vesting pension policies and the face amount of our insurance in force attributable to the maturity of the block of business; and
•	A $3 million unfavorable prospective unlocking of DAC, VOBA and DFEL (a $13 million unfavorable unlocking from model refinements net of a $10 million favorable unlocking from assumption changes related primarily to lower maintenance expenses and higher persistency than our model projections assumed) in 2008 compared to a $2 million favorable prospective unlocking (a $4 million favorable unlocking from assumption changes related primarily to higher investment income, lower maintenance expenses and lower mortality than our model projections assumed, net of a $2 million unfavorable unlocking from model refinements) in 2007.
Future Expectations
We expect lower earnings for this segment in 2009 than we experienced in 2008, when excluding the impacts of unlocking. The expected decline is attributable to the following:
•	Continued deterioration in general economic and business conditions that we believe will result in lower investment fee income and less favorable foreign exchange rates;
•	Lower net investment income on the segment’s fixed deposits from the continuation of the low interest rate environment; and
•	Lower net flows on unit-linked assets due to the current economic challenges, including the current expectation by analysts for the economic downturn to last through the first half of 2009 and unemployment to continue to increase until early 2010.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Comparison of 2007 to 2006
Excluding the effect of the exchange rate, income from operations for this segment increased 9% due primarily to the following:
•	Growth in insurance fees driven by higher average unit-linked account values resulting primarily from favorable markets as the average value of the FTSE 100 index was 8% higher, an increase in linked-taxes deducted from unit-linked funds due to increasing bond values, partially offset by surrender penalties and declines in older blocks of business; and
•	A $2 million favorable prospective unlocking of DAC, VOBA and DFEL (discussed above) in 2007 compared to a $6 million unfavorable prospective unlocking (a $5 million unfavorable unlocking from assumption changes related primarily to lower retention rates for our pension business than our model projections assumed and a $1 million unfavorable unlocking from model refinements) in 2006.
The increase in income from operations was partially offset by an increase in our mis-selling reserves.
We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Premiums
Excluding the effect of the exchange rate, insurance premiums are primarily a function of the rates priced into the product and face amount of our insurance in force.
Our annualized policy lapse rate was 6.3%, 6.4% and 6.7% for 2008, 2007 and 2006, respectively, as measured by the number of policies in force.
Insurance Fees
Details underlying insurance fees, business in force and unit-linked assets (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Insurance Fees
Mortality assessments	$34	$37	$34	-8%	9%
Expense assessments	116	125	115	-7%	9%
DFEL:
Deferrals	(3)	(3)	(3)	0%	0%
Amortization, net of interest:
Prospective unlocking — assumption changes	(1)	(3)	(15)	67%	80%
Prospective unlocking — model refinements	—	8	3	-100%	167%
Retrospective unlocking	—	—	(1)	NM	100%
Other amortization, net of interest	25	30	25	-17%	20%

Total insurance fees	$171	$194	$158	-12%	23%

	As of December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Individual life insurance in force	$12,284	$19,022	$19,345	-35%	-2%
Excluding the effect of the exchange rate, individual life insurance in force decreased 12% in 2008 and 3% in 2007.

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Unit-Linked Assets
Balance at beginning-of-period	$8,850	$8,757	$7,320	1%	20%
Deposits	299	323	318	-7%	2%
Withdrawals and deaths	(767)	(969)	(838)	21%	-16%

Net flows	(468)	(646)	(520)	28%	-24%
Investment income and change in market value	(1,524)	601	911	NM	-34%
Foreign currency adjustment	(1,880)	138	1,046	NM	-87%

Balance at end-of-period	$4,978	$8,850	$8,757	-44%	1%

Excluding the effect of the exchange rate, unit-linked assets decreased 23% in 2008 and were unchanged in 2007.
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
Benefits
Benefits for this segment are recognized when incurred and include claims during the period in excess of the associated account balance for its unit-linked products.
Underwriting, Acquisition, Insurance and Other Expenses
Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Underwriting, Acquisition, Insurance and Other Expenses
Total expenses incurred	$100	$114	$104	-12%	10%
DAC and VOBA deferrals	(3)	(4)	(2)	25%	-100%

Total expenses recognized before amortization	97	110	102	-12%	8%
DAC and VOBA amortization, net of interest:
Prospective unlocking — assumption changes	(16)	(9)	(7)	-78%	-29%
Prospective unlocking — model refinements	20	11	4	82%	175%
Retrospective unlocking	(4)	(1)	(2)	NM	50%
Other amortization, net of interest	46	52	43	-12%	21%

Total underwriting, acquisition, insurance and other expenses	$143	$163	$140	-12%	16%

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

RESULTS OF OTHER OPERATIONS
Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance, which was sold to Swiss Re in 2001, external debt and business sold through reinsurance. We are actively managing our remaining radio station clusters to maximize performance and future value. Other Operations also includes the Institutional Pension business, which was previously reported in Employer Markets — Retirement Products prior to our segment realignment discussed in “Introduction — Executive Summary.” The Institutional Pension business is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off.
Loss from Operations
Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Operating Revenues
Insurance premiums	$4	$3	$9	33%	-67%
Net investment income	358	372	373	-4%	0%
Amortization of deferred gain on business sold through reinsurance	74	74	75	0%	-1%
Media revenues (net)	85	107	85	-21%	26%
Other revenues and fees	—	4	(1)	-100%	NM
Inter-segment elimination of investment advisory fees	(82)	(87)	(97)	6%	10%

Total operating revenues	439	473	444	-7%	7%

Operating Expenses
Interest credited	171	185	149	-8%	24%
Benefits	113	146	141	-23%	4%
Media expenses	60	56	41	7%	37%
Other expenses	165	176	79	-6%	123%
Interest and debt expenses	281	284	223	-1%	27%
Inter-segment elimination of investment advisory fees	(82)	(87)	(97)	6%	10%

Total operating expenses	708	760	536	-7%	42%

Loss from operations before taxes	(269)	(287)	(92)	6%	NM
Federal income tax benefit	(89)	(114)	(54)	22%	NM

Loss from operations	$(180)	$(173)	$(38)	-4%	NM

Comparison of 2008 to 2007
Loss from operations for this segment increased due primarily to the following:
•	Lower media earnings related primarily to declines in discretionary business spending, such as advertising, caused by the general weakening of the U.S. economy in 2008 causing the media market revenues to decline faster than expected;
•	Lower net investment income from a reduction in invested assets driven by transfers to other segments for other-than-temporary impairments, share repurchases and dividends paid to stockholders as these items exceeded the distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt; and
•	Less favorable tax items that impacted the effective tax rate related primarily to changes in tax preferred investments.
The increase in loss from operations was partially offset by the following:
•	Lower other expenses due primarily to higher merger-related expenses as a result of higher system integration work related to our administrative systems, a separation benefit related to the retirement of a key executive and a net expense related to changes in our employee benefit plans in 2007, partially offset by restructuring charges associated with expense initiatives, relocation costs associated with the move of our corporate office and increases in litigation expense and incentive compensation expense in 2008; and
•	Lower benefits due to unfavorable mortality in our Institutional Pension business in 2007.

Future Expectations
We expect lower earnings for Other Operations in 2009 than was experienced in 2008. The expected decline is attributable primarily to the following:
•	Higher expenses attributable to restructuring charges related to recently announced expense reduction initiatives that are discussed further below;
•	Lower investment income by approximately $14 million, after-tax, due to lower dividend income from our holdings of Bank of America common stock as it announced dividend rate cuts during the latter part of 2008 and early 2009;
•	Lower investment income from a reduction in the distributable earnings that will be received from our insurance segments and lower dividends received from our other segments due to the current economic challenges, including the current expectation by analysts for the economic downturn to last through the first half of 2009 and unemployment to continue to increase until early 2010;
•	Lower investment income on alternative investment income due to the market conditions in both the equity and credit markets (see “Consolidated Investments — Alternative Investments” below for additional information on our alternative investments);
•	Lower investment income on fixed maturity securities and mortgage loans on real estate from the continuation of the low interest rate environment;
•	Lower media earnings as we believe customers will continue to reduce their advertising expenses in response to the credit markets; and
•	Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates — Pension and Other Postretirement Benefit Plans” above for additional information).
In addition to the above, Other Operations may be affected by the rescission of the reinsurance of disability income business previously sold to Swiss Re. For additional information on this matter, see “Reinsurance” below.
Sustained market volatility and the economic environment continue to put pressure on many industries and companies, including our own. After reviewing the impact of this difficult economy on our anticipated sales and business activities, we initiated actions in the fourth quarter to streamline operations, reduce expenses and ensure that staffing levels were aligned with expected business activity. We focused on reducing the workforce, reducing capital spending and addressing corporate-wide discretionary spending.
As a result of shrinking revenues due to the impact of unfavorable equity markets on our asset management businesses and a reduction in sales volumes caused by the unfavorable economic environment, we have launched initiatives to reduce expenses, including staff layoffs, that we believe will improve our capital position and preserve profits. The restructuring costs associated with these layoffs will be included within Other Operations’ expenses during 2009. See Note 17 for additional information.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
Comparison of 2007 to 2006
Loss from operations for this segment increased due primarily to the following:
•	Including the unfavorable results of operations from Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006;
•	Higher interest and debt expenses from increased debt;
•	Higher other expenses attributable to increases for merger-related expenses due primarily to system integration work, strategic initiatives and expenses resulting from changes in employee benefit plans, and expenses in 2006 benefited from insurance recoveries related to U.K. mis-selling losses due to settlements with certain of our liability carriers;
•	Lower net investment income from a reduction in invested assets driven by share repurchases, dividends paid to stockholders and decreases in payables for collateral on securities loaned as these items exceeded the distributable earnings received from our insurance segments, the dividends received from our other segments and issuances of debt, and we recorded $8 million of default charges in Other Operations during 2006 before the methodology was discontinued; and
•	Less favorable mortality in our Institutional Pension business.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.
Net Investment Income and Interest Credited
We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital allocated to Other Operations would decrease and net investment income would be negatively impacted. In addition, as discussed below in “Review of Consolidated Financial Condition - Alternative Sources of Liquidity,” we maintain an inter-segment cash management program where certain subsidiaries can borrow from or lend money to the holding company to meet short-term borrowing needs. The inter-segment cash management program affects net investment income for Other Operations, as all inter-segment eliminations are reported within Other Operations.
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
Benefits
Benefits are recognized when incurred for Institutional Pension products.
Other Expenses
Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other Expenses
Merger-related expenses	$52	$104	$49	-50%	112%
Restructuring charges for expense initiatives	8	—	—	NM	NM
Branding	33	36	34	-8%	6%
Strategic initiatives	11	9	—	22%	NM
Taxes, licenses and fees	7	13	9	-46%	44%
Net expenses related to changes in benefit plans	—	4	—	-100%	NM
UK mis-selling losses settlement	—	—	(26)	NM	100%
Other	54	10	13	NM	-23%

Total other expenses	$165	$176	$79	-6%	123%

Other in the table above includes expenses that are corporate in nature including charitable contributions, certain litigation reserves, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations, excluding those associated with our inter-segment investment advisory fees.
Merger-related expenses were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives. These actions will be ongoing and are expected to be substantially complete in the first half of 2009. Our current estimate of the cumulative integration expenses is approximately $215 million to $225 million, pre-tax, and excludes amounts capitalized or recorded as goodwill.

Interest and Debt Expense
Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash, the availability of funds from our cash management program and the future cost of capital. For additional information on our financing activities, see “Review of Consolidated Financial Condition — Liquidity and Capital Resources — Sources of Liquidity and Cash Flow — Financing Activities” below.
REALIZED GAIN (LOSS)
Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Pre-Tax
Operating realized gain:
Indexed annuity net derivatives results	$—	$2	$2	-100%	0%
GLB	38	6	3	NM	100%
GDB	185	(2)	(4)	NM	50%

Total operating realized gain	223	6	1	NM	NM

Realized loss related to certain investments	(1,050)	(126)	(7)	NM	NM
Gain on certain reinsurance derivative/ trading securities	3	2	4	50%	-50%
GLB net derivatives results	398	(48)	15	NM	NM
GDB derivatives results	(127)	1	2	NM	-50%
Indexed annuity forward-starting option	7	(10)	(2)	170%	NM
Gain on sale of subsidiaries/businesses	9	6	—	50%	NM

Total excluded realized gain (loss)	(760)	(175)	12	NM	NM

Total realized gain (loss)	$(537)	$(169)	$13	NM	NM

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
After-Tax
Operating realized gain:
Indexed annuity net derivatives results	$—	$1	$1	-100%	0%
GLB	25	4	2	NM	100%
GDB	120	(1)	(3)	NM	67%

Total operating realized gain	145	4	—	NM	NM

Realized loss related to certain investments	(682)	(82)	(3)	NM	NM
Gain on certain reinsurance derivative/ trading securities	2	1	2	100%	-50%
GLB net derivatives results	259	(31)	10	NM	NM
GDB derivative results	(83)	1	1	NM	0%
Indexed annuity forward-starting option	5	(7)	(1)	171%	NM
Gain (loss) on sale of subsidiaries/businesses	5	(2)	—	NM	NM

Total excluded realized gain (loss)	(494)	(120)	9	NM	NM

Total realized gain (loss)	$(349)	$(116)	$9	NM	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements — Cautionary Language” above.
For information on our counterparty exposure see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2008 to 2007
The favorable GLB net derivatives results in 2008 were attributable to the following:
•	The inclusion in 2008 of an NPR adjustment as required under SFAS 157 due primarily to our widening credit spreads;

•	Hedge program effectiveness; and
•	Favorable unlocking.
In 2008, our hedge was generally effective, excluding the effects of unlocking and the NPR adjustment, with changes in reserves largely offset by the increase in market value of the hedge assets. There were several largely offsetting factors, both favorable and unfavorable, that led to this result. Significant unfavorable items included: poor underlying fund performance relative to the hedge instruments used; volatile capital market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate; and losses from the strengthening of the dollar as compared to the euro, pound and yen. A large portion of these unfavorable results in 2008 was attributable to overall market performance during the month of October of 2008 and four specific days in September on which capital markets were extremely volatile, including the first market day after the Lehman bankruptcy and the day Congress originally failed to pass the original EESA legislation. Significant favorable items included movements in swap spreads and a change in the characteristics of certain GIB features that resulted in lower liabilities than had been assumed in establishing our hedge positions. As account values declined, the characteristics of certain GIB features shifted towards insurance benefits accounted for under SOP 03-1 as opposed to embedded derivatives accounted for under SFAS 133 and SFAS 157. The SOP 03-1 proportion of the associated liabilities increased, reducing the increase in reserves.
The 2008 favorable GLB change in reserves hedged related primarily to assumption changes that reflected updates to implied volatility assumptions, which, overall, reduced the fair value of the embedded derivatives. The 2007 unfavorable GLB change in reserves hedged related primarily to assumption changes that reflected improved persistency experience, which increased future expected claims leading to an increase in liabilities.
The 2008 unfavorable GLB DAC, VOBA, DSI and DFEL prospective unlocking was due primarily to the impact on the DAC, VOBA, DSI and DFEL models of the aforementioned assumption changes made in calculating the reserves hedged and the continued significantly unfavorable equity markets.
During 2008, the change in fair value of GDB derivatives, excluding expected cost of hedging instruments, was favorable due to certain favorable movements in swap spreads and implied volatilities, partially offset by fund underperformance of our hedges, losses from the strengthening of the dollar as compared to the euro, pound and yen, and volatile capital market conditions that resulted in non-linear changes in reserves that our hedge program is not designed to fully mitigate.
For a discussion of the increase in realized losses on certain investments see “Consolidated Investments — Realized Loss Related to Investments” below.
Comparison of 2007 to 2006
The GLB hedge program ineffectiveness, excluding the impact of unlocking, in 2007 was attributable primarily to volatility in the capital markets along with a modification of the structure of some of our hedges in order to better match the sensitivities of the embedded derivative liability going forward. In addition, during 2007, there were certain unhedged items, such as those related to products we sell in New York. Although these items were not a significant component of our account value, movements in the related embedded derivative liability during 2007 contributed to the negative impact.
We provide information about the pre-tax line items disclosed in the table above and the details underlying them below.

Operating Realized Gain
Details underlying operating realized gain (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$203	$(1)	$(59)	NM	98%
Change in fair value of embedded derivatives	(204)	6	62	NM	-90%
Associated amortization expense of DAC, VOBA, DSI and DFEL	1	(3)	(1)	133%	NM

Total indexed annuity net derivatives results	—	2	2	-100%	0%

GLB
Attributed fee in excess of the net valuation premium	69	15	9	NM	67%
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Retrospective unlocking (1)	12	—	—	NM	NM
Other amortization	(43)	(9)	(6)	NM	-50%

Total GLB	38	6	3	NM	100%

GDB
Pre-DAC(2) amount	242	(4)	(8)	NM	50%
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Retrospective unlocking (1)	67	—	—	NM	NM
Other amortization	(124)	2	4	NM	-50%

Total GDB hedge cost	185	(2)	(4)	NM	50%

Total Operating Realized Gain	$223	$6	$1	NM	NM

(1)	Related primarily to the emergence of gross profits.

(2)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.
Operating realized gain includes the following:
Indexed Annuity Net Derivative Results
Indexed annuity net derivatives results represent the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products. The change in the fair value of the liability for the embedded derivative represents the amount that is credited to the indexed annuity contract.
GLB
Our GWB, GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157. We weight these features and their associated reserves accordingly based on their hybrid nature. For our GLBs that meet the definition of an embedded derivative under SFAS 133, we record them at fair value with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Income. In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”). These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

We include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss). For our Retirement Solutions — Annuities and Retirement Solutions — Defined Contribution segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.
GDB
GDB represents the change in the fair value of the derivatives that offsets the benefit ratio unlocking of our SOP 03-1 reserves on our GDB riders, including our expected cost of the hedging instruments. These changes in reserves attributable to Retirement Solutions’ benefit ratio unlocking of its SOP 03-1 reserves for GDB riders and associated amortization of DAC, VOBA, DSI and DFEL is offset in benefits within income from operations. This approach excludes the benefit ratio unlocking from income from operations according to our definition of income from operations and instead reflects it within GDB derivatives results, a component of excluded realized gain (loss). On our Consolidated Statements of Income, the benefit ratio unlocking is reported within benefits.
Realized Loss Related to Certain Investments
See “Consolidated Investments — Realized Loss Related to Investments” below.
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

GLB Net Derivatives Results and GDB Derivatives Results
Details underlying GLB net derivatives results and GDB derivative results (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$80	$51	$29	57%	76%

Change in reserves hedged:
Prospective unlocking — assumption changes	164	(6)	—	NM	NM
Prospective unlocking — model refinements	—	8	—	-100%	NM
Other	(3,470)	(305)	61	NM	NM
Change in market value of derivative assets	3,357	167	(62)	NM	NM

Hedge program effectiveness (ineffectiveness)	51	(136)	(1)	138%	NM

Change in reserves not hedged (NPR component)	640	—	—	NM	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Prospective unlocking — assumption changes	(46)	—	—	NM	NM
Retrospective unlocking (1)	252	(13)	3	NM	NM
Other amortization	(546)	50	(16)	NM	NM
Loss from the initial impact of adopting SFAS 157, after-DAC (2)	(33)	—	—	NM	NM

Total GLB net derivatives results	$398	$(48)	$15	NM	NM

GDB Derivatives Results
Benefit ratio unlocking of SOP 03-1 reserves	$(242)	$4	$8	NM	-50%
Change in fair value of derivatives, excluding expected cost of hedging instruments	75	(2)	(4)	NM	50%
Associated amortization expense of DAC, VOBA, DSI and DFEL:
Retrospective unlocking (1)	(58)	—	—	NM	NM
Other amortization	98	(1)	(2)	NM	50%

Total GDB derivatives results	$(127)	$1	$2	NM	-50%

(1)	Related primarily to the emergence of gross profits.

(2)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.
GLB Net Derivatives Results
Our GLB net derivatives results represents the net valuation premium, the change in the fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge. This includes the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157. The SOP 03-1 component is calculated in a manner consistent with our GDB. We weight these features and their associated reserves accordingly based on their hybrid nature. For the GLB guarantees in our variable annuity products that are considered embedded derivatives, we record them on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for GLBs. The change in fair value of these derivative instruments is designed to generally offset the change in fair value of the embedded derivatives. In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur. When we assess the effectiveness of our hedge program, we exclude the impact of the change in the liability related to the NPR required under SFAS 157. We do not attempt to hedge the change in the NPR component of the liability. The impact of the change in NPR has had the effect of reducing our GLB liabilities on our balance sheet by $640 million since the adoption of SFAS 157 on January 1, 2008. For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates — Derivatives — Guaranteed Living Benefits” above. For additional information on our hedge program see “Reinsurance” below.
GDB Derivatives Results
Our GDB derivatives results represent the net difference between the benefit ratio unlocking of SOP 03-1 reserves on our GDB riders and the change in the fair value of the derivative instruments we own to hedge the benefit ratio unlocking, excluding our expected cost of the hedging instruments. The benefit ratio unlocking of SOP 03-1 reserves for GDB riders is offset in GDB. See “GDB” above for additional information.
Indexed Annuity Forward-Starting Option
A detail underlying indexed annuity forward-starting option (dollars in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts:
Prospective unlocking — assumption changes	$—	$1	$—	-100%	NM
Other	(7)	(23)	(4)	70%	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL	4	12	2	-67%	NM
Gain from the initial impact of adopting SFAS 157, after-DAC (1)	10	—	—	NM	NM

Total	$7	$(10)	$(2)	170%	NM

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.
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
Gain on Sale of Subsidiaries/Businesses
See “Part I — Item 1. Business — Acquisitions and Dispositions” and Note 3 for details.

CONSOLIDATED INVESTMENTS
Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
	As of December 31,		Total Investments
	2008	2007	2008	2007
Investments
Available-for-sale securities:
Fixed maturity	$48,935	$56,276	72.6%	78.2%
Equity	288	518	0.4%	0.7%
Trading securities	2,333	2,730	3.5%	3.8%
Mortgage loans on real estate	7,715	7,423	11.5%	10.3%
Real estate	125	258	0.2%	0.4%
Policy loans	2,924	2,885	4.3%	4.0%
Derivative instruments	3,397	807	5.0%	1.1%
Alternative investments	776	799	1.2%	1.1%
Other investments	848	276	1.3%	0.4%

Total investments	$67,341	$71,972	100.0%	100.0%

Investment Objective
Invested assets are an integral part of our operations. We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities. This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. For a discussion on our risk management process, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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

Details underlying our fixed maturity and equity securities portfolios by industry classification (in millions) are presented in the below tables. These tables agree in total with the presentation of available-for-sale securities in Note 5; however, the categories below represent a more detailed breakout of the available-for-sale portfolio; therefore, the investment classifications listed below do not agree to the investment categories provided in Note 5.

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	% Fair
	Cost	Gains	Losses	Value	Value
Fixed Maturity Available-For-Sale Securities
Corporate bonds:
Financial services	$8,564	$75	$1,264	$7,375	15.1%
Basic industry	2,246	15	353	1,908	3.9%
Capital goods	2,668	34	222	2,480	5.1%
Communications	2,609	44	222	2,431	5.0%
Consumer cyclical	2,878	33	460	2,451	5.0%
Consumer non-cyclical	4,296	88	206	4,178	8.5%
Energy	2,972	48	246	2,774	5.7%
Technology	766	9	71	704	1.4%
Transportation	1,237	22	119	1,140	2.3%
Industrial other	718	16	38	696	1.4%
Utilities	8,207	104	678	7,633	15.6%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	796	7	630	173	0.4%
Commercial real estate collateralized debt obligations	60	—	23	37	0.1%
Credit card	165	—	73	92	0.2%
Home equity	1,108	1	411	698	1.4%
Manufactured housing	148	2	28	122	0.2%
Other	196	1	18	179	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,535	9	625	1,919	3.9%
Collateralized mortgage obligations:
Agency backed	5,068	180	29	5,219	10.7%
Non-agency backed	1,996	1	746	1,251	2.6%
Mortgage pass-throughs:
Agency backed	1,619	55	—	1,674	3.4%
Non-agency backed	141	—	47	94	0.2%
Municipals:
Taxable	110	4	1	113	0.2%
Tax-exempt	3	—	—	3	0.0%
Government and government agencies:
United States	1,148	167	25	1,290	2.6%
Foreign	1,377	97	135	1,339	2.7%
Hybrid and redeemable preferred stock	1,563	6	607	962	2.0%

Total fixed maturity available-for-sale securities	55,194	1,018	7,277	48,935	100.0%

Equity Available-For-Sale Securities	466	9	187	288

Total available-for-sale securities	55,660	1,027	7,464	49,223
Trading Securities (1)	2,307	255	229	2,333

Total available-for-sale and trading securities	$57,967	$1,282	$7,693	$51,556

	As of December 31, 2007
	Amortized	Unrealized	Unrealized	Fair	% Fair
	Cost	Gains	Losses	Value	Value
Fixed Maturity Available-For-Sale Securities
Corporate bonds:
Financial services	$11,234	$187	$300	$11,121	19.8%
Basic industry	2,148	52	35	2,165	3.8%
Capital goods	2,665	66	16	2,715	4.8%
Communications	2,903	123	46	2,980	5.3%
Consumer cyclical	3,038	56	94	3,000	5.3%
Consumer non-cyclical	3,898	101	25	3,974	7.1%
Energy	2,688	121	14	2,795	5.0%
Technology	660	15	5	670	1.2%
Transportation	1,409	39	19	1,429	2.5%
Industrial other	710	22	6	726	1.3%
Utilities	8,051	195	77	8,169	14.5%
Asset-backed securities:
Collateralized debt obligations and credit-linked notes	996	8	205	799	1.4%
Commercial real estate collateralized debt obligations	42	—	4	38	0.1%
Mortgage-backed securities collateralized debt obligations	1	—	—	1	0.0%
Credit card	160	1	2	159	0.3%
Home equity	1,209	4	76	1,137	2.0%
Manufactured housing	161	7	5	163	0.3%
Auto loan	4	—	—	4	0.0%
Other	235	4	1	238	0.4%
Commercial mortgage-backed securities:
Non-agency backed	2,711	48	70	2,689	4.8%
Collateralized mortgage obligations:
Agency backed	4,547	74	19	4,602	8.2%
Non-agency backed	2,347	10	110	2,247	4.0%
Mortgage pass-throughs:
Agency backed	933	18	2	949	1.7%
Non-agency backed	153	1	4	150	0.3%
Municipals:
Taxable	133	5	—	138	0.2%
Tax-exempt	6	—	—	6	0.0%
Government and government agencies:
United States	1,261	108	4	1,365	2.4%
Foreign	1,663	92	19	1,736	3.1%
Redeemable preferred stock	103	9	1	111	0.2%

Total fixed maturity available-for-sale securities	56,069	1,366	1,159	56,276	100.0%

Available-For-Sale — Equity	548	13	43	518

Total available-for-sale securities	56,617	1,379	1,202	56,794
Trading Securities (1)	2,512	265	47	2,730

Total available-for-sale and trading securities	$59,129	$1,644	$1,249	$59,524

(1)	Our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers. Refer below to the “Trading Securities” section for further details.

Available-for-Sale Securities
The general intent of the available-for-sale accounting guidance is to reflect stockholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income. For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business. Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.
The quality of our available-for-sale fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity available-for-sale security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2008			As of December 31, 2007
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$32,595	$30,386	62.0%	$34,648	$34,741	61.8%
2	Baa	19,240	16,111	32.9%	18,168	18,339	32.6%

		51,835	46,497	94.9%	52,816	53,080	94.4%

Below Investment Grade Securities
3	Ba	2,194	1,698	3.5%	2,184	2,159	3.8%
4	B	772	516	1.1%	787	783	1.4%
5	Caa and lower	251	131	0.3%	270	238	0.4%
6	In or near default	142	93	0.2%	12	16	0.0%

		3,359	2,438	5.1%	3,253	3,196	5.6%

Total securities		$55,194	$48,935	100.0%	$56,069	$56,276	100.0%

Below investment grade as a % of total fixed maturity available-for-sale securities		6.1%	5.1%		5.8%	5.6%
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
As of December 31, 2008 and 2007, 92.2% and 90.7%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade. See Note 5 for maturity date information for our fixed maturity investment portfolio. Our gross unrealized losses on available-for-sale securities increased $6.3 billion in 2008, primarily due to a combination of reduced liquidity in several market segments and deterioration in credit fundamentals. As more fully described in Note 1, we regularly review our investment holdings for other-than-temporary impairments. We believe that the securities in an unrealized loss position as of December 31, 2008, were not other-than-temporarily impaired due to our ability and intent to hold for a period of time sufficient for recovery. For further information on our available-for-sale securities unrealized losses, see “Additional Details on our Unrealized Losses on Available-for-Sale Securities” below.
The estimated fair value for all private securities was $7.1 billion as of December 31, 2008, compared to $7.8 billion as of December 31, 2007, representing approximately 11% of total invested assets as of December 31, 2008 and 2007, respectively.
Trading Securities
Trading securities, which support certain reinsurance funds withheld and our Modco reinsurance agreements, are carried at estimated fair value and changes in estimated fair value are recorded in net income as they occur. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 9 for more information regarding our accounting for Modco.

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
We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. As of December 31, 2008, we did not have a significant amount of higher-risk trust structures mortgage-backed securities. A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.
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
The slowing U.S. housing market, increased interest rates for non-Prime borrowers and relaxed underwriting standards over the last several years has led to higher delinquency rates for residential mortgage loans and home equity loans. We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own. The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of our securities reflect the seniority of the securities that we own. Our RMBS had a market value of $9.1 billion and an unrealized loss of $1.0 billion, or 10%, as of December 31, 2008. The unrealized loss was due primarily to deteriorating fundamentals and a general level of illiquidity in the market resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $458 million and represented 1% of our total investment portfolio as of December 31, 2008. Investments rated A or above represented 84% of the subprime investments and $210 million in market value of our subprime investments was backed by loans originating in 2005 and forward. Available-for-sale securities represent $445 million, or 97%, of the subprime exposure and trading securities represent $13 million, or 3%, as of December 31, 2008. The tables below summarize our investments in available-for-sale securities backed by pools of residential mortgages (in millions):

	Fair Value as of December 31, 2008
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass- throughs	$6,819	$912	$507	$—	$8,238
Asset-backed securities home equity	—	—	253	445	698

Total (1)	$6,819	$912	$760	$445	$8,936

Rating
AAA	$6,780	$658	$484	$300	$8,222
AA	20	108	69	52	249
A	19	59	38	18	134
BBB	—	63	47	64	174
BB and below	—	24	122	11	157

Total (1)	$6,819	$912	$760	$445	$8,936

Origination Year
2004 and prior	$3,342	$326	$302	$238	$4,208
2005	904	195	212	145	1,456
2006	372	140	210	62	784
2007	1,518	251	36	—	1,805
2008	683	—	—	—	683

Total (1)	$6,819	$912	$760	$445	$8,936

(1)	Does not include the fair value of trading securities totaling $187 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $187 million in trading securities consisted of $155 million prime, $19 million Alt-A and $13 million subprime. For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s, S&P) or are based on internal ratings for those securities where external ratings are not available. For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

	Amortized Cost as of December 31, 2008
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations and pass-throughs	$6,595	$1,477	$752	$—	$8,824
Asset-backed securities home equity	—	—	363	745	1,108

Total (1)	$6,595	$1,477	$1,115	$745	$9,932

Rating
AAA	$6,556	$936	$642	$424	$8,558
AA	20	184	126	118	448
A	18	163	69	33	283
BBB	—	117	78	130	325
BB and below	1	77	200	40	318

Total (1)	$6,595	$1,477	$1,115	$745	$9,932

Origination Year
2004 and prior	$3,246	$423	$392	$335	$4,396
2005	879	281	326	259	1,745
2006	359	264	361	151	1,135
2007	1,451	509	36	—	1,996
2008	660	—	—	—	660

Total (1)	$6,595	$1,477	$1,115	$745	$9,932

(1)	Does not include the amortized cost of trading securities totaling $213 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $213 million in trading securities consisted of $165 million prime, $29 million Alt-A and $19 million subprime. For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s, S&P) or are based on internal ratings for those securities where external ratings are not available. For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.
None of these investments include any direct investments in subprime lenders or mortgages. We are not aware of material exposure to subprime loans in our alternative asset portfolio.
The following summarizes our investments in available-for-sale securities backed by pools of consumer loan asset-backed securities (in millions):

	As of December 31, 2008
	Fair	Amortized
	Value	Cost
Rating
AAA	$77	$139
BBB	15	26

Total (1)(2)	$92	$165

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” section below and in Note 5. For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s, S&P) or are based on internal ratings for those securities where external ratings are not available. For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

(2)	Does not include the fair value of trading securities totaling $1 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $1 million in trading securities consisted of credit card securities.

The following summarizes our investments in available-for-sale securities backed by pools of commercial mortgages (in millions):

	As of December 31, 2008
					Commercial Real
					Estate Collateralized
	Multiple Property		Single Property		Debt Obligations		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
Commercial mortgage- backed securities	$1,831	$2,388	$88	$147	$—	$—	$1,919	$2,535
Commercial real estate collateralized debt obligations	—	—	—	—	37	60	37	60

Total (1)	$1,831	$2,388	$88	$147	$37	$60	$1,956	$2,595

Rating
AAA	$1,386	$1,601	$56	$69	$19	$38	$1,461	$1,708
AA	275	417	—	—	1	3	276	420
A	86	172	29	67	17	19	132	258
BBB	67	157	3	11	—	—	70	168
BB and below	17	41	—	—	—	—	17	41

Total (1)	$1,831	$2,388	$88	$147	$37	$60	$1,956	$2,595

Origination Year
2004 and prior	$1,334	$1,580	$71	$78	$18	$22	$1,423	$1,680
2005	243	369	16	61	7	15	266	445
2006	143	255	1	8	12	23	156	286
2007	111	184	—	—	—	—	111	184
2008	—	—	—	—	—	—	—	—

Total (1)	$1,831	$2,388	$88	$147	$37	$60	$1,956	$2,595

(1)	Does not include the fair value of trading securities totaling $78 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $78 million in trading securities consisted of $77 million commercial mortgage-backed securities and $1 million commercial real estate collateralized debt obligations. For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s, S&P) or are based on internal ratings for those securities where external ratings are not available. For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

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
The following summarizes our exposure to Monoline insurers (in millions):

	As of December 31, 2008
			Total	Total	Total	Total
	Direct	Insured	Amortized	Unrealized	Unrealized	Fair
	Exposure(1)	Bonds(2)	Cost	Gain	Loss	Value
Monoline Name
AMBAC	$—	$268	$268	$6	$66	$208
ASSURED GUARANTY LTD	30	—	30	—	14	16
FGIC	—	97	97	1	38	60
FSA	—	68	68	1	11	58
MBIA	12	114	126	2	31	97
MGIC	12	7	19	—	4	15
PMI GROUP INC	27	—	27	—	13	14
RADIAN GROUP INC	19	—	19	—	11	8
SECURITY CAPITAL ASSURANCE LTD	1	—	1	—	1	—
XL CAPITAL LTD	72	73	145	2	36	111

Total (3)	$173	$627	$800	$12	$225	$587

(1)	Additional direct exposure through Credit Default Swaps with a notional totaling $50 million is excluded from this table.

(2)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” section below and in Note 4.

(3)	Does not include the fair value of trading securities totaling $28 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers. The $28 million in trading securities consisted of $8 million of direct exposure and $20 million of insured exposure. This table also excludes insured exposure totaling $15 million for a guaranteed investment tax credit partnership.
Credit-Linked Notes
As of December 31, 2008 and 2007, other contract holder funds on our Consolidated Balance Sheets included $600 million and $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively. LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies. One of the credit-linked notes totaling $250 million was paid off at par in September 2008, and, as a result, the related structure, including the funding agreement, was terminated. The two remaining credit-linked notes are asset-backed securities classified as corporate bonds in the tables in Note 5, and are reported as fixed maturity securities on our Consolidated Balance Sheets. An additional $300 million funding agreement was assumed as a result of the merger of Jefferson-Pilot, but was not invested into credit-linked notes. This $300 million funding agreement matured on June 2, 2008.
We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreement. Our credit-linked notes were created using a special purpose trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. The high quality asset in these transactions is a AAA-rated asset-backed security secured by a pool of credit card receivables. Our affiliate, Delaware Management Holdings, Inc. (“Delaware Investments”), actively manages the credit default swaps in the underlying portfolios. As permitted in the credit-linked note agreements, Delaware Investments acts as the investment manager for the pool of underlying issuers in each of the transactions. Delaware Investments, from time to time, has directed substitutions of corporate names in the reference portfolio. When substituting corporate names, the issuing special purpose trust that issued our credit-linked note transacts with a third party to sell credit protection on a new issuer, selected by Delaware Investments. The cost to substitute the corporate names is based on market conditions and the liquidity of the corporate names. This new issuer will replace the issuer Delaware Investments has identified to remove from the underlying portfolio. The substitution of corporate names does not revise the credit-linked note agreement. The subordination and the participation in credit losses may change as a result of the substitution. The amount of the change is dependant upon the relative risk of the issuers removed and replaced in the pool of issuers. Delaware Investments intends not to select names that would materially increase the risk of the credit-linked notes.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the initial credit losses. LNL owns the mezzanine tranche of these investments. Generally, based upon our models, the transactions can sustain anywhere from 6-10 defaults, depending on the transaction, in the underlying collateral pools with no loss to LNL. However, if that number of defaults is realized, any additional defaults will significantly impact our recovery. Once the subordination is completely exhausted, losses will be incurred on LNL’s investment. In general, the entire investment can be lost with 4-5 additional defaults. To date, there has been one default in the underlying collateral pool of the $400 million credit-linked note and two defaults in the underlying collateral pool of the $200 million credit-linked note. There has not been an event of default on the credit linked notes themselves, and we believe our subordination remains sufficient to absorb future initial credit losses. Similar to other debt market instruments our maximum principal loss is limited to our original investment of $600 million as of December 31, 2008.
As in the general markets, spreads on these transactions have widened, causing unrealized losses. As of December 31, 2008, we had unrealized losses of $550 million on the $600 million in credit-linked notes. As described more fully in Note 1, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review and the information in the paragraph above, we believe that these securities were not other-than-temporarily impaired as of December 31, 2008 and 2007, respectively. The following summarizes the fair value to amortized cost ratio (dollars in millions) of the credit-linked notes:

	As of
	January 31,	As of December 31,
	2009	2008	2007
Fair value to amortized cost ratio	12%	8%	78%
The following summarizes the exposure of the credit-linked notes’ underlying collateral by industry and rating as of December 31, 2008:

Industry	AAA	AA	A	BBB	BB	B	Total
Telecommunications	0%	0%	5%	5%	1%	1%	12%
Financial intermediaries	0%	5%	5%	1%	0%	0%	11%
Oil and gas	0%	1%	2%	4%	0%	0%	7%
Insurance	0%	1%	2%	1%	0%	0%	4%
Utilities	0%	0%	3%	1%	0%	0%	4%
Chemicals and plastics	0%	0%	2%	2%	0%	0%	4%
Retailers, except food and drug	0%	0%	1%	2%	1%	0%	4%
Industrial equipment	0%	0%	3%	0%	0%	0%	3%
Sovereigns	0%	0%	2%	1%	0%	0%	3%
Drugs	0%	2%	1%	0%	0%	0%	3%
Forest products	0%	0%	0%	2%	1%	0%	3%
Other industry < 3% (28 industries)	2%	2%	19%	16%	3%	0%	42%

Total	2%	11%	45%	35%	6%	1%	100%

Additional Details on our Unrealized Losses on Available-for-Sale Securities
When considering unrealized gain and loss information, it is important to recognize that the information relates to the status of securities at a particular point in time and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings.

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
Non-captive diversified	$83	30.6%	$140	31.4%	$57	32.4%
Automotive	34	12.6%	70	15.7%	36	20.5%
Gaming	10	3.7%	43	9.7%	33	18.8%
Property and casualty	27	10.0%	51	11.4%	24	13.5%
Non-captive consumer	10	3.7%	20	4.5%	10	5.7%
ABS	9	3.4%	16	3.7%	7	4.0%
Entertainment	56	20.8%	59	13.2%	3	1.7%
Refining	2	0.7%	5	1.1%	3	1.7%
Commercial mortgage-backed securities	2	0.7%	4	0.9%	2	1.1%
Banking	23	8.5%	24	5.4%	1	0.6%
Retailers	1	0.4%	1	0.2%	—	0.0%
Collateralized mortgage obligations	6	2.2%	6	1.3%	—	0.0%
Media — non-cable	5	1.9%	5	1.1%	—	0.0%
Paper	1	0.4%	1	0.2%	—	0.0%
Pharmaceuticals	1	0.4%	1	0.2%	—	0.0%

Total	$270	100.0%	$446	100.0%	$176	100.0%

	As of December 31, 2007
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
Property and casualty	$33	30.5%	$48	35.8%	$15	57.7%
Collateralized mortgage obligations	17	15.7%	25	18.7%	8	30.8%
Commercial mortgage-backed securities	2	1.9%	5	3.7%	3	11.5%
ABS	6	5.6%	6	4.5%	—	0.0%
Non-captive consumer	37	34.3%	37	27.6%	—	0.0%
Banking	8	7.4%	8	6.0%	—	0.0%
Consumer cyclical services	5	4.6%	5	3.7%	—	0.0%

Total	$108	100.0%	$134	100.0%	$26	100.0%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
ABS	$1,198	4.0%	$2,380	6.4%	$1,182	15.7%
Banking	3,657	12.2%	4,714	12.5%	1,057	14.1%
Collateralized mortgage obligations	1,636	5.5%	2,411	6.3%	775	10.4%
Commercial mortgage-backed securities	1,632	5.5%	2,257	6.0%	625	8.4%
Electric	2,916	9.7%	3,242	8.7%	326	4.4%
Pipelines	1,501	5.0%	1,763	4.7%	262	3.5%
Real estate investment trusts	662	2.2%	918	2.5%	256	3.4%
Property and casualty insurers	746	2.5%	999	2.7%	253	3.4%
Metals and mining	604	2.0%	772	2.1%	168	2.3%
Life	585	2.0%	716	1.9%	131	1.8%
Paper	397	1.3%	528	1.4%	131	1.8%
Retailers	549	1.8%	678	1.8%	129	1.7%
Media — non-cable	750	2.5%	867	2.3%	117	1.6%
Food and beverage	1,205	4.0%	1,310	3.5%	105	1.4%
Gaming	205	0.7%	303	0.8%	98	1.3%
Diversified manufacturing	686	2.3%	774	2.1%	88	1.2%
Non-captive diversified	217	0.7%	304	0.8%	87	1.2%
Financial — other	395	1.3%	479	1.3%	84	1.1%
Building materials	467	1.6%	549	1.5%	82	1.1%
Owned no guarantee	208	0.7%	290	0.8%	82	1.1%
Home construction	227	0.8%	308	0.8%	81	1.1%
Independent	533	1.8%	615	1.6%	82	1.1%
Distributors	890	3.0%	971	2.6%	81	1.1%
Non-captive consumer	181	0.6%	253	0.7%	72	1.0%
Technology	511	1.7%	582	1.6%	71	1.0%
Automotive	174	0.6%	241	0.6%	67	0.9%
Integrated	424	1.4%	490	1.3%	66	0.9%
Transportation services	376	1.3%	442	1.2%	66	0.9%
Wirelines	566	1.9%	627	1.7%	61	0.8%
Refining	285	1.0%	340	0.9%	55	0.7%
Oil field services	550	1.8%	604	1.6%	54	0.7%
Wireless	225	0.8%	278	0.7%	53	0.7%
Chemicals	473	1.6%	522	1.4%	49	0.7%
Non agency	94	0.3%	141	0.4%	47	0.6%
Healthcare	431	1.4%	477	1.3%	46	0.6%
Entertainment	487	1.6%	531	1.4%	44	0.6%
Sovereigns	146	0.5%	190	0.5%	44	0.6%

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Continued from Above)
Health insurance	334	1.1%	376	1.0%	42	0.6%
Industrial other	368	1.2%	407	1.1%	39	0.5%
Brokerage	186	0.6%	223	0.6%	37	0.5%
Consumer products	434	1.4%	469	1.3%	35	0.5%
Airlines	72	0.2%	101	0.3%	29	0.4%
Lodging	85	0.3%	112	0.3%	27	0.4%
Packaging	161	0.5%	187	0.5%	26	0.3%
Railroads	232	0.8%	257	0.7%	25	0.3%
Local authorities	31	0.2%	45	0.1%	14	0.2%
Construction machinery	238	0.8%	250	0.7%	12	0.2%
Utility — other	87	0.3%	98	0.3%	11	0.1%
Government sponsored	15	0.0%	26	0.1%	11	0.1%
Media — cable	156	0.5%	167	0.4%	11	0.1%
Industries with unrealized losses less than $10	747	2.5%	815	2.2%	68	0.9%

Total	$29,935	100.0%	$37,399	100.0%	$7,464	100.0%

	As of December 31, 2007
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
ABS	$1,946	9.4%	$2,239	10.2%	$293	24.4%
Banking	3,147	15.0%	3,328	15.1%	181	15.1%
Collateralized mortgage obligations	2,881	13.8%	3,010	13.7%	129	10.8%
Commercial mortgage-backed securities	1,083	5.2%	1,153	5.2%	70	5.8%
Electric	1,406	6.8%	1,440	6.5%	34	2.9%
Property and casualty insurers	494	2.4%	528	2.4%	34	2.8%
Non-captive diversified	314	1.5%	347	1.6%	33	2.7%
Home construction	287	1.4%	319	1.5%	32	2.7%
Media — non-cable	223	1.1%	254	1.2%	31	2.6%
Retailers	443	2.1%	469	2.1%	26	2.2%
Non-captive consumer	258	1.2%	284	1.3%	26	2.2%
Pipelines	593	2.9%	614	2.8%	21	1.7%
Real estate investment trusts	572	2.8%	593	2.7%	21	1.7%
Paper	273	1.3%	291	1.3%	18	1.5%
Financial — other	354	1.7%	371	1.7%	17	1.4%
Brokerage	434	2.1%	449	2.0%	15	1.2%
Gaming	126	0.6%	140	0.6%	14	1.2%
Distributors	429	2.1%	442	2.0%	13	1.1%
Food and beverage	419	2.0%	431	2.0%	12	1.0%
Metals and mining	328	1.6%	338	1.5%	10	0.8%
Building materials	226	1.1%	236	1.1%	10	0.8%
Automotive	184	0.9%	194	0.9%	10	0.8%
Industries with unrealized losses less than $10	4,370	21.0%	4,522	20.6%	152	12.6%

Total	$20,790	100.0%	$21,992	100.0%	$1,202	100.0%

Unrealized Loss on Below-Investment-Grade Available-for-Sale Fixed Maturity Securities
Gross unrealized losses on available-for-sale below-investment-grade fixed maturity securities represented 12.8% and 12.1% of total gross unrealized losses on all available-for-sale securities as of December 31, 2008 and 2007, respectively. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining 87.2% and 87.9% of the gross unrealized losses as of December 31, 2008 and 2007, respectively, relate to investment grade available-for-sale securities. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2008.
Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of
	Amortized	As of December 31, 2008
	Cost to	Fair	Amortized	Unrealized
Aging Category	Fair Value	Value	Cost	Loss
< or = 90 days	70% to 100%	$253	$268	$15
	40% to 70%	17	31	14
	Below 40%	1	5	4

Total < or = 90 days		271	304	33

>90 days but < or = 180 days	70% to 100%	291	336	45
	40% to 70%	41	66	25
	Below 40%	—	—	—

Total >90 days but < or = 180 days		332	402	70

>180 days but < or = 270 days	70% to 100%	311	349	38
	40% to 70%	83	140	57
	Below 40%	10	40	30

Total >180 days but < or = 270 days		404	529	125

>270 days but < or = 1 year	70% to 100%	116	143	27
	40% to 70%	35	66	31
	Below 40%	9	28	19

Total >270 days but < or = 1 year		160	237	77

>1 year	70% to 100%	501	606	105
	40% to 70%	339	604	265
	Below 40%	98	376	278

Total >1 year		938	1,586	648

Total below-investment-grade		$2,105	$3,058	$953

	Ratio of
	Amortized	As of December 31, 2007
	Cost to	Fair	Amortized	Unrealized
Aging Category	Fair Value	Value	Cost	Loss
< or = 90 days	70% to 100%	$446	$468	$22
	40% to 70%	—	1	1
	Below 40%	—	—	—

Total < or = 90 days		446	469	23

>90 days but < or = 180 days	70% to 100%	218	231	13
	40% to 70%	1	1	—
	Below 40%	—	—	—

Total >90 days but < or = 180 days		219	232	13

>180 days but < or = 270 days	70% to 100%	378	408	30
	40% to 70%	—	—	—
	Below 40%	—	—	—

Total >180 days but < or = 270 days		378	408	30

>270 days but < or = 1 year	70% to 100%	121	135	14
	40% to 70%	—	—	—
	Below 40%	—	—	—

Total >270 days but < or = 1 year		121	135	14

>1 year	70% to 100%	328	362	34
	40% to 70%	52	84	32
	Below 40%	—	—	—

Total >1 year		380	446	66

Total below-investment-grade		$1,544	$1,690	$146

Unrealized Loss on Fixed Maturity and Equity Securities Available-for-Sale in Excess of $10 million
As of December 31, 2008, available-for-sale fixed maturity and equity securities with gross unrealized losses greater than $10 million (in millions) for investment grade securities were as follows:

		As of December 31, 2008
	Length of Time	Fair	Amortized	Unrealized
	in Loss Position	Value	Cost	Loss
Investment Grade
Credit-linked notes	>1 year	$30	$400	$(370)
Credit-linked notes	>1 year	20	200	(180)
Domestic bank and finance	>1 year	258	404	(146)
U.K. bank and finance	>1 year	109	183	(74)
International bank and finance	>270 days but <=1 year	70	116	(46)
International bank and finance	>1 year	77	123	(46)
International bank and finance	>1 year	53	97	(44)
Mortgage related ABS	>1 year	18	57	(39)
Domestic finance	>1 year	42	80	(38)
Domestic retailer	>1 year	43	80	(37)
International forestry	>1 year	63	98	(35)
Mortgage related MBS	>1 year	8	42	(34)
Domestic bank and finance	>270 days but <=1 year	112	145	(33)
Mortgage related ABS	>1 year	15	46	(31)
International bank and finance	>180 days but <=270 days	53	84	(31)
Mortgage related MBS	>1 year	24	55	(31)
Domestic bank and finance	>270 days but <=1 year	171	201	(30)
U.K. bank and finance	>1 year	67	97	(30)
Mortgage related MBS	>270 days but <=1 year	35	63	(28)
Domestic energy	>180 days but <=270 days	95	123	(28)
U.K. bank and finance	>1 year	122	149	(27)
International energy	>1 year	53	80	(27)
U.K. bank and finance	>1 year	44	71	(27)
International bank and finance	>1 year	37	64	(27)
International investment company	>1 year	31	57	(26)
Real estate investment trust	>270 days but <=1 year	34	59	(25)
Mortgage related MBS	>1 year	4	29	(25)
Domestic bank and finance	>1 year	76	101	(25)
International bank and finance	>270 days but <=1 year	6	30	(24)
International bank and finance	>1 year	25	48	(23)
Property and casualty insurance	>1 year	31	54	(23)
Mortgage related ABS	>1 year	2	25	(23)
International metals and mining	>1 year	65	88	(23)
Domestic bank and finance	>180 days but <=270 days	190	213	(23)
Domestic insurance	>180 days but <=270 days	48	70	(22)
Mortgage related MBS	>1 year	8	29	(21)
International energy	>180 days but <=270 days	91	112	(21)
Domestic healthcare	>270 days but <=1 year	108	129	(21)
Mortgage related ABS	>1 year	19	40	(21)
International communications	>180 days but <=270 days	85	106	(21)
International finance	>270 days but <=1 year	82	103	(21)
International insurance	>90 days but <=180 days	40	61	(21)
Domestic energy	>270 days but <=1 year	43	63	(20)

		As of December 31, 2008
	Length of Time	Fair	Amortized	Unrealized
	in Loss Position	Value	Cost	Loss
(Continued from Above)
Investment Grade
International shipping	>270 days but <=1 year	63	83	(20)
Mortgage related MBS	>1 year	12	32	(20)
Mortgage related MBS	>270 days but <=1 year	15	35	(20)
Mortgage related ABS	>270 days but <=1 year	43	63	(20)
Domestic energy	>270 days but <=1 year	111	130	(19)
International metals and mining	>180 days but <=270 days	53	72	(19)
International energy	>1 year	21	40	(19)
Real estate investment trust	>1 year	22	41	(19)
Automotive supplier	>270 days but <=1 year	58	77	(19)
International energy	>1 year	70	89	(19)
U.K. utilities	>1 year	71	90	(19)
Domestic finance	>1 year	49	67	(18)
Domestic energy	>270 days but <=1 year	112	130	(18)
Global multi-industry	>90 days but <=180 days	69	87	(18)
Domestic insurance	>270 days but <=1 year	71	89	(18)
Domestic brokerage	>1 year	181	198	(17)
International energy	>180 days but <=270 days	109	126	(17)
International aircraft leasing	>1 year	27	44	(17)
Property and casualty insurance	>180 days but <=270 days	54	71	(17)
Mortgage related ABS	>1 year	12	29	(17)
Domestic energy	>270 days but <=1 year	113	130	(17)
Mortgage related MBS	>1 year	9	26	(17)
Automotive rentals	>1 year	40	57	(17)
International insurance	>270 days but <=1 year	65	82	(17)
Domestic bank and finance	>1 year	68	85	(17)
U.K. bank and finance	>1 year	15	31	(16)
International communications	>1 year	110	126	(16)
Domestic bank and finance	>180 days but <=270 days	43	58	(15)
Domestic bank and finance	>1 year	44	59	(15)
International bank and finance	>1 year	5	20	(15)
Domestic insurance	>180 days but <=270 days	37	52	(15)
International energy	>1 year	143	158	(15)
Mortgage related MBS	>1 year	24	39	(15)
Mortgage related ABS	>180 days but <=270 days	23	38	(15)
Mortgage related MBS	>1 year	23	38	(15)
Mortgage related MBS	<=90 days	10	25	(15)
International energy	>270 days but <=1 year	80	95	(15)
Mortgage related MBS	>1 year	2	17	(15)
International bank and finance	>1 year	24	39	(15)
Mortgage related ABS	>1 year	10	25	(15)
Domestic bank and finance	>1 year	40	55	(15)
Global multi-industry	>270 days but <=1 year	53	68	(15)
Domestic energy	>1 year	77	92	(15)
Mortgage related ABS	>270 days but <=1 year	17	32	(15)
Mortgage related MBS	>1 year	3	18	(15)

		As of December 31, 2008
	Length of Time	Fair	Amortized	Unrealized
	in Loss Position	Value	Cost	Loss
(Continued from Above)
Investment Grade
Mortgage related MBS	>270 days but <=1 year	10	25	(15)
Domestic insurance	>270 days but <=1 year	74	89	(15)
Mortgage related MBS	>1 year	6	21	(15)
Monoline insurer	<=90 days	15	30	(15)
International energy	>1 year	105	120	(15)
Mortgage related MBS	>1 year	2	17	(15)
International consumer goods	>1 year	39	54	(15)
International beverage	>1 year	100	115	(15)
International energy	>1 year	44	58	(14)
Domestic brokerage	>270 days but <=1 year	132	146	(14)
Mortgage related ABS	>1 year	6	20	(14)
Real estate investment trust	>1 year	36	50	(14)
International metals and mining	>1 year	30	44	(14)
Real estate investment trust	>180 days but <=270 days	42	56	(14)
Domestic energy	>1 year	61	75	(14)
Domestic energy	>270 days but <=1 year	68	81	(13)
International energy	>1 year	42	55	(13)
Mortgage related MBS	>270 days but <=1 year	20	33	(13)
Mortgage related MBS	>1 year	11	24	(13)
Domestic bank and finance	>270 days but <=1 year	143	156	(13)
Domestic energy	>1 year	41	54	(13)
International bank and finance	>90 days but <=180 days	11	24	(13)
Mortgage related ABS	>1 year	11	24	(13)
Mortgage related MBS	>1 year	12	25	(13)
Domestic insurance	>1 year	14	27	(13)
Mortgage related MBS	>1 year	11	24	(13)
U.K. bank and finance	>1 year	27	40	(13)
Domestic healthcare	>270 days but <=1 year	127	140	(13)
International bank and finance	>1 year	18	31	(13)
Domestic insurance	>1 year	28	41	(13)
International energy	>1 year	78	91	(13)
International print services	>270 days but <=1 year	42	55	(13)
Mortgage related MBS	>1 year	4	17	(13)
Mortgage related MBS	>1 year	52	65	(13)
Mortgage related MBS	>1 year	10	23	(13)
Real estate investment trust	>1 year	16	29	(13)
Mortgage related MBS	>1 year	13	26	(13)
Domestic metals and mining	>180 days but <=270 days	35	48	(13)
Mortgage related MBS	>1 year	5	17	(12)
Mortgage related ABS	>1 year	6	18	(12)
Domestic energy	>1 year	92	104	(12)
Real estate investment trust	>1 year	35	47	(12)
International consumer goods	>270 days but <=1 year	33	45	(12)
International office products	>180 days but <=270 days	45	57	(12)
International bank and finance	>1 year	5	17	(12)
Real estate investment trust	>270 days but <=1 year	40	52	(12)
Municipal	>1 year	20	32	(12)
International insurance	>180 days but <=270 days	19	31	(12)

		As of December 31, 2008
	Length of Time	Fair	Amortized	Unrealized
	in Loss Position	Value	Cost	Loss
(Continued from Above)
Investment Grade
Domestic brokerage	>1 year	86	98	(12)
Domestic energy	>270 days but <=1 year	47	59	(12)
International energy	>180 days but <=270 days	78	90	(12)
Domestic retailer	>1 year	39	50	(11)
Real estate investment trust	>270 days but <=1 year	25	36	(11)
Mortgage related MBS	>1 year	7	18	(11)
Mortgage related ABS	>1 year	12	23	(11)
Real estate investment trust	>1 year	34	45	(11)
Mortgage related MBS	>1 year	9	20	(11)
International steelmaker	>180 days but <=270 days	29	40	(11)
International bank and finance	>1 year	34	45	(11)
Mortgage related MBS	>1 year	24	35	(11)
Domestic energy	>180 days but <=270 days	70	81	(11)
Mortgage related MBS	>1 year	4	15	(11)
Mortgage related ABS	>1 year	11	22	(11)
Domestic energy	>180 days but <=270 days	103	114	(11)
Mortgage related ABS	>270 days but <=1 year	28	39	(11)
Domestic retailer	>1 year	31	42	(11)
Food products	>180 days but <=270 days	27	38	(11)
Domestic communications	>270 days but <=1 year	48	59	(11)
Real estate investment trust	>1 year	25	36	(11)
Domestic energy	>1 year	125	136	(11)
International communications	>270 days but <=1 year	56	67	(11)
Global multi-industry	>1 year	84	95	(11)
Mortgage related ABS	>270 days but <=1 year	7	18	(11)
Mortgage related MBS	>270 days but <=1 year	13	24	(11)
Domestic finance	>1 year	10	21	(11)
Domestic insurance	>270 days but <=1 year	14	25	(11)
Mortgage related MBS	>270 days but <=1 year	23	34	(11)
International energy	>1 year	19	30	(11)
Domestic bank and finance	>1 year	42	53	(11)
Mortgage related MBS	>1 year	13	23	(10)
Mortgage related MBS	>1 year	4	14	(10)
Domestic insurance	>180 days but <=270 days	28	38	(10)
Mortgage related ABS	>1 year	21	31	(10)
International energy	>1 year	53	63	(10)
Domestic insurance	>180 days but <=270 days	20	30	(10)
International energy	>1 year	93	103	(10)
Domestic bank and finance	>270 days but <=1 year	120	130	(10)
International brokerage	>1 year	18	28	(10)
Mortgage related ABS	>180 days but <=270 days	20	30	(10)

Total investment grade		$8,298	$12,004	$(3,706)

As of December 31, 2008, available-for-sale fixed maturity and equity securities with gross unrealized losses greater than $10 million (in millions) for non investment grade securities were as follows:

		As of December 31, 2008
	Length of Time	Fair	Amortized	Unrealized
	in Loss Position	Value	Cost	Loss
Non Investment Grade
Domestic bank and finance	>1 year	$18	$58	$(40)
Entertainment	>1 year	10	43	(33)
Mining	>1 year	23	51	(28)
International forestry	>1 year	43	67	(24)
Domestic homebuilding	>1 year	68	91	(23)
Sovereign	>1 year	13	34	(21)
Mortgage related MBS	>1 year	8	28	(20)
Mortgage related MBS	>1 year	6	25	(19)
Automotive supplier	>1 year	11	30	(19)
Mortgage related MBS	>1 year	1	19	(18)
International communications	>1 year	43	59	(16)
Domestic homebuilding	>1 year	36	52	(16)
Domestic homebuilding	>1 year	49	64	(15)
International bank and finance	>1 year	34	47	(13)
International development	>180 days but <=270 days	22	34	(12)
Monoline insurer	>1 year	8	19	(11)
Mortgage related MBS	>180 days but <=270 days	1	12	(11)
Domestic homebuilding	>1 year	35	46	(11)
Mortgage related MBS	>1 year	8	19	(11)
International construction materials	>270 days but <=1 year	6	17	(11)
Entertainment	>1 year	9	20	(11)
Mortgage related MBS	>1 year	4	15	(11)
Entertainment	>270 days but <=1 year	8	18	(10)
Domestic automaker	>1 year	21	31	(10)
International energy	>270 days but <=1 year	23	33	(10)

Total non investment grade		$508	$932	$(424)

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

Mortgage Loans on Real Estate
The following summarizes key information on mortgage loans (in millions):

	As of December 31, 2008
	Amount	%
Property Type
Office Building	$2,625	34%
Industrial	2,004	26%
Retail	1,834	24%
Apartment	725	9%
Hotel/Motel	287	4%
Mixed Use	135	2%
Other Commercial	105	1%

	$7,715	100%

Geographic Region
Pacific	$2,050	27%
South Atlantic	1,808	23%
East North Central	803	10%
Mountain	743	10%
West South Central	706	9%
Middle Atlantic	514	7%
East South Central	457	6%
West North Central	418	5%
New England	216	3%

	$7,715	100%

	As of December 31, 2008
	Amount	%
State Exposure
CA	$1,614	21%
TX	656	9%
MD	439	6%
FL	341	4%
TN	322	4%
NC	321	4%
AZ	318	4%
VA	311	4%
WA	297	4%
IL	284	3%
GA	250	3%
PA	237	3%
NV	214	3%
OH	202	3%
IN	192	2%
MN	159	2%
MA	159	2%
NJ	146	2%
SC	136	2%
NY	131	2%
Other states under 1%	986	13%

	$7,715	100%

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans as of December 31, 2008 and 2007. As of December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent. As of December 31, 2007, we had one commercial mortgage loan that was two or more payments delinquent. The total principal and interest due on this loan as of December 31, 2007, was less than $1 million. See Note 5 for additional detail regarding impaired mortgage loans. See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments
The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, was as follows:

	As of December 31,
	2008	2007
Retirement Solutions:
Annuities	$89	$108
Defined Contribution	72	130
Insurance Solutions:
Life Insurance	603	526
Group Protection	8	2
Other Operations	4	33

Total alternative investments	$776	$799

Income derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2007	2006
Retirement Solutions:
Annuities	$(7)	$17	$12	NM	42%
Defined Contribution	(8)	17	18	NM	-6%
Insurance Solutions:
Life Insurance	(16)	65	12	NM	NM
Group Protection	(2)	—	—	NM	NM
Other Operations	(1)	3	4	NM	-25%

Total alternative investments (1)	$(34)	$102	$46	NM	122%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.
The decline in our investment income on alternative investments presented in the table above when comparing 2008 to 2007 was due to deterioration of the financial markets during 2008, as compared to exceptionally strong returns in the first half of 2007. This weakness was spread across the various categories of investments within our alternative investment portfolio.
As of December 31, 2008 and 2007, alternative investments included investments in approximately 102 different partnerships, respectively, that allowed us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, oil and gas and real estate. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain capital calls, which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and are not material to our liquidity. The capital calls are included on the table of contingent commitments in “Review of Consolidated Financial Condition – Liquidity and Capital Resources” below. Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.
Non-Income Producing Investments
As of December 31, 2008 and 2007, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $15 million and $21 million, respectively.

Net Investment Income
Details underlying net investment income (loss) (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Net Investment Income
Fixed maturity available-for-sale securities	$3,399	$3,367	$3,012	1%	12%
Equity available-for-sale securities	29	41	27	-29%	52%
Trading securities	166	176	197	-6%	-11%
Mortgage loans on real estate	475	494	417	-4%	18%
Real estate	23	44	38	-48%	16%
Standby real estate equity commitments	3	12	18	-75%	-33%
Policy loans	179	175	159	2%	10%
Invested cash	63	73	89	-14%	-18%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	29	57	70	-49%	-19%
Alternative investments (2)	(34)	102	46	NM	122%
Consent fees	5	10	8	-50%	25%
Other investments	(4)	12	10	NM	20%

Investment income	4,333	4,563	4,091	-5%	12%
Investment expense	(125)	(185)	(168)	32%	-10%

Net investment income	$4,208	$4,378	$3,923	-4%	12%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.

(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2008	2007	2006	2008	2007
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.91%	5.95%	5.97%	(4)	(2)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.08%	0.11%	(4)	(3)
Alternative investments	-0.05%	0.14%	0.07%	(19)	7
Consent fees	0.01%	0.01%	0.01%	—	—
Standby real estate equity commitments	0.00%	0.02%	0.03%	(2)	(1)

Net investment income yield on invested assets	5.91%	6.20%	6.19%	(29)	1

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Average invested assets at amortized cost	$71,143	$70,633	$63,338	1%	12%
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

The decline in net investment income when comparing 2008 to 2007 was attributable to a combination of an of an increase in lower yielding cash and short term investments held during the period, as well as a decline in investment income on alternative investments, which had a strong 2007.
The growth in net investment income when comparing 2007 to 2006 was attributable primarily to including the results of operations of Jefferson-Pilot for twelve months in 2007 compared to only nine months in 2006, positive net flows and continued growth in our business from sales and favorable persistency.
Standby Real Estate Equity Commitments
Periodically, we enter into standby commitments, which obligate us to purchase real estate at a specified cost if a third-party sale does not occur within approximately one year after construction is completed. These commitments are used by a developer to obtain a construction loan from an outside lender on favorable terms. In return for issuing the commitment, we receive an annual fee and a percentage of the profit when the property is sold. Our long-term expectation is that we will be obligated to fund a small portion of these commitments. However, due to the current economic environment, we may experience increased funding obligations.
As of December 31, 2008, we had standby real estate equity commitments totaling $267 million. During 2008, we funded commitments of $13 million and added the fair value of the associated real estate to our Consolidated Balance Sheets. We did not fund any commitments in 2007 or 2006.
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
The decline in prepayment and makewhole premiums when comparing 2008 to 2007 was attributable primarily to the general tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Loss Related to Investments
The detail of the realized loss related to investments (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2007	2006
Fixed maturity available-for-sale securities:
Gross gains	$74	$125	$132	-41%	-5%
Gross losses	(1,145)	(185)	(103)	NM	-80%
Equity available-for-sale securities:
Gross gains	5	8	—	-38%	NM
Gross losses	(164)	(111)	(1)	-48%	NM
Gain on other investments	32	18	4	78%	NM
Associated amortization expense (benefit) of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities	260	29	(41)	NM	171%

Total realized loss on investments, excluding trading securities	(938)	(116)	(9)	NM	NM
Gain (loss) on certain derivative instruments	(112)	(11)	2	NM	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	—	1	—	-100%	NM

Total realized loss on investments and certain derivative instruments, excluding trading securities	$(1,050)	$(126)	$(7)	NM	NM

Write-downs for other-than-temporary impairments impairments included in realized loss on available-for-sale securities above	$(1,075)	$(261)	$(64)	NM	NM

Amortization expense of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized gain (loss) reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments could create volatility in net realized gains (losses). The write-down for impairments includes both credit-related and interest-rate related impairments.
Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience. During 2008, 2007 and 2006, we sold securities for gains and losses. In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

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
When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored. See “Item 7. Management’s Discussion and Analysis – Introduction – Critical Accounting Policies and Estimates” for additional information on our portfolio management strategy.
Details underlying write-downs taken as a result of other-than-temporary impairments (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Other-Than-Temporary Impairments
Fixed maturity securities:
Corporate bonds	$557	$129	$61	NM	111%
Hybrid and redeemable preferred stock	51	1	—	NM	NM
Mortgage-backed securities	304	20	3	NM	NM

Total fixed maturity securities	912	150	64	NM	134%
Equity securities:
Bank of America stock	130	—	—	NM	NM
Preferred stock	24	111	—	47%	NM
Common stock	9	—	—	NM	NM

Total equity securities	163	111	—	47%	NM

Total other-than-temporary impairments	$1,075	$261	$64	NM	NM

When comparing 2008 to 2007, the increase in write-downs for other-than-temporary impairments on our available-for-sale securities were attributable primarily to unfavorable changes in credit quality on certain corporate bond holdings within the Financial and Media sectors, as well as deteriorating fundamentals within the housing market which affected select RMBS holdings. Additionally, significant dividend reductions by Bank of America impacted our evaluation of that investment, resulting in an impairment. When comparing 2007 to 2006, higher write-downs for other-than-temporary impairments on our available-for-sale securities were attributable primarily to unfavorable changes in credit quality and interest rates.
The $1.1 billion of impairments taken during 2008 are split between $937 million of credit related impairments and $138 million on non-credit related impairments. The credit related impairments are largely attributable to our financial sector holdings, RMBS, and mortgage related ABS holdings that have suffered from continued deterioration in housing fundamentals. The non-credit related impairments were incurred due to declines in values of securities for which we are uncertain of our intent to hold until recovery or maturity.
REINSURANCE
Our insurance companies cede insurance to other companies. The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.
Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. As of December 31, 2008, the reserves associated with these reinsurance arrangements totaled $1.1 billion. To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances. The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect premiums, benefits and DAC, net of insurance ceded. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. As of December 31, 2008 and 2007, the amounts recoverable from reinsurers were $8.5 billion and $8.2 billion, respectively. We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.5 billion and $4.3 billion as of December 31, 2008 and 2007, respectively. Swiss Re has funded a trust with a balance of $1.9 billion as of December 31, 2008, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.0 billion and $9 million, respectively, as of December 31, 2008, related to the business sold to Swiss Re.
Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. As of December 31, 2008, there were approximately $1.0 billion of reserves on this business. Under the reinsurance agreement with Swiss Re, there was a recoverable of approximately $900 million and a corresponding funds withheld liability of approximately $840 million. As previously disclosed, we had entered into arbitration regarding Swiss Re’s obligation to pay reinsurance recoverables on certain of this disability income business. As of December 31, 2008, the amount due from Swiss Re was approximately $53 million related to this disability income business. In late January 2009, we were notified of the arbitration panel’s decision to order a rescission of the underlying reinsurance agreement. As a result of the ruling, a rescission of the reinsurance agreement previously in place would result in our writing down this receivable. However, we expect that such a write-down would be partially offset by other items including the release of our embedded derivative liability related to the funds withheld nature of the reinsurance agreements for this business. We believe that the rescission will result in the elimination of the recoverable and corresponding funds withheld liability as well as our being responsible for paying claims on the business and establishing sufficient reserves to support the liabilities. Because the decision leaves it to the parties to effectuate the rescission, we expect to begin negotiations with Swiss Re regarding various aspects of the rescission. In addition, we would expect to carry out a review of the adequacy of the reserves supporting the liabilities. We are also currently evaluating our options in light of the arbitration panel’s ruling; however, based on currently available information and our views of the manner in which the rescission will be effectuated, we do not currently expect the rescission to have a material adverse effect on our results of operations, liquidity or capital resources.
In addition, we continue to dispute the contractual terms for interest crediting rates under another funds withheld reinsurance arrangement with Swiss Re. We are currently seeking approximately $42 million of additional interest and are reviewing our options with respect to this disputed amount.
From July 2007 until June 2008, we reinsured our Lincoln SmartSecurity® Advantage rider related to our variable annuities. Swiss Re provided 50% quota share coinsurance of our lifetime GWB, Lincoln SmartSecurity® Advantage, for business written in 2007 and 2008, up to a total of $3.8 billion in deposits.
During the third quarter of 2006, one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $659 million of fixed annuity business that we reinsure with Scottish Re, approximately 81% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC. In addition to fixed annuities, we have approximately $127 million of policy liabilities on the life insurance business that we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We continue to evaluate the impact of these rating downgrades with respect to our existing exposures to Scottish Re. Based on current information, we do not believe that Scottish Re’s rating downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.
As of December 31, 2008, we had reinsurance recoverables of $696 million and policy loans of $45 million that were related to the businesses of Jefferson-Pilot that are coinsured with Household International (“HI”) affiliates. HI has provided payment, performance and capital maintenance guarantees with respect to the balances receivable. We regularly evaluate the financial condition of our reinsurers and monitor concentrations of credit risk related to reinsurance activities.
We have a reinsurance treaty between LNL and another subsidiary of LNC, Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) under which LNL reinsures certain guarantees associated with the GDB and GLB riders on its variable annuity products. In early January 2008, we entered into a reinsurance treaty between LLANY and LNBAR under which LLANY reinsures certain guarantees associated with the GLB riders on its variable annuity products. These treaties are traditional reinsurance programs where LNL and LLANY pay premiums to LNBAR, and LNBAR assumes the associated variable annuity rider guarantees. The hedge program that is designed to mitigate selected risk and income statement volatility from changes in equity markets, interest rates and volatility associated with the guaranteed benefit features of these variable annuity products is conducted in the LNBAR subsidiary. For more information on the results of our hedge program, see “Realized Gain (Loss)” above.
See Note 9 for further information regarding reinsurance transactions.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-looking Statements – Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION
Liquidity and Capital Resources
Sources of Liquidity and Cash Flow
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. Our operating activities provided cash of $1.3 billion, $2.0 billion and $3.1 billion in 2008, 2007 and 2006, respectively. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.
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
During the latter half of 2007 and continuing through August 2008, disruptions in the credit and capital markets, initially driven by broad market concerns over the impact of sub-prime mortgage holdings of financial institutions, generally resulted in increased cost of credit for financial institutions in the marketplace, including LNC and its subsidiaries. These disruptions accelerated during September 2008 following the failure, consolidation of or U.S. federal government intervention on behalf of several significant financial institutions and continued into 2009. In addition, the disruption resulted in the term credit markets for debt and hybrid securities generally being closed to all financial institutions, including LNC. Although we currently continue to operate with adequate cash on the balance sheet and have access to alternate sources of liquidity, as discussed below in “Alternative Sources of Liquidity,” during this extraordinary market environment, management is continually monitoring and adjusting its liquidity and capital plans for LNC and its subsidiaries in light of changing needs and opportunities. A continued extended disruption in the credit and capital markets could adversely affect LNC and its subsidiaries’ ability to access sources of liquidity, and there can be no assurance that additional financing will be available to us on favorable terms, or at all, in the current market environment.
In late September and early October of 2008, A.M. Best, Fitch, Moody’s and S&P each revised their outlook for the U.S. life insurance sector to negative from stable. We believe that the rating agencies may heighten the level of scrutiny that they apply to such institutions, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels. In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings. For more information about ratings, see “Part I – Item 1. Business – Ratings.”

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Dividends from Subsidiaries
LNL	$400	$769	$569	-48%	35%
First Penn-Pacific	50	150	—	-67%	NM
Lincoln Financial Media(1)	659	86	39	NM	121%
Delaware Investments	51	55	48	-7%	15%
Other non-regulated companies(2)	—	395	235	-100%	68%
Lincoln UK	24	75	85	-68%	-12%
Other	54	—	11	NM	-100%
Loan Repayments and Interest from Subsidiary
LNL interest on intercompany notes (3)	83	82	82	1%	0%

	$1,321	$1,612	$1,069	-18%	51%

Other Cash Flow and Liquidity Items
Return of seed capital	$—	$—	$21	NM	-100%
Net capital received from stock option exercises	15	107	191	-86%	-44%

	$15	$107	$212	-86%	-50%

(1)	For 2008, amount includes proceeds on the sale of certain discontinued media operations. For more information, see Note 3.

(2)	Represents dividend of proceeds from the sale of equity securities used to repay borrowings under the bridge facility in 2006 and a dividend of Bank of America shares to LNC from a subsidiary in September 2007.

(3)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL. Interest of $20 million from LNL for the fourth quarter of 2008, 2007 and 2006 was received December 31, 2008, December 31, 2007, and January 2, 2007, respectively.
The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management account (discussed below). Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – LNC Parent Company Only Statement of Cash Flows” for the parent company cash flow statement.
Subsidiaries
Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation. The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year. As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” above, we may not consider the benefit from the permitted practice to the prescribed statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.
We expect our domestic insurance subsidiaries could pay dividends of approximately $550 million in 2009 without prior approval from the respective state commissioners. The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses. We anticipate that, unless market conditions improve, the dividend capacity of our insurance subsidiaries will be substantially constrained in 2009.

As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” above, we received approval from the Indiana Department of Insurance for certain permitted practices to the prescribed NAIC statutory accounting principles for our Indiana-domiciled insurance subsidiaries as of December 31, 2008. The permitted practices are expected to benefit the statutory capital and surplus of our Indiana-domiciled insurance subsidiaries by approximately $320 million.
We maintain an investment portfolio of various holdings, types and maturities. These investments are subject to general credit, liquidity, market and interest rate risks. An extended disruption in the credit and capital markets could adversely affect LNC and its subsidiaries’ ability to access sources of liquidity, and there can be no assurance that additional financing will be available to us on favorable terms, or at all, in the current market environment. In addition, further other-than-temporary impairments could reduce our statutory surplus, leading to lower risk-based capital ratios and potentially reducing future dividend capacity from our insurance subsidiaries.
Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels. As mentioned earlier, more than 68% of our life sales consists of products containing secondary guarantees, which require reserving practices under AG38. Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements. See “Financing Activities” below for additional details. LNC will guarantee that its wholly-owned subsidiary, which reinsures a portion of the XXX reserves, will maintain a minimum level of capital and surplus as required under the insurance laws of South Carolina, its state of domicile. The surplus maintenance agreement will remain in effect until such time that we securitize the reserves, transfer the business to an unrelated party, sell or dissolve the wholly-owned subsidiary or receive notification from the state insurance department permitting the rescission of the guarantee.
Included in the letters of credit (“LOCs”) issued as of December 31, 2008, reported in the revolving credit facilities table in “Financing Activities,” was approximately $1.5 billion of LOCs supporting the reinsurance obligations of LNBAR on UL business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products. We are continuing to pursue capital management strategies related to our AG38 reserves involving reinsurance and securitizations. We completed a reinsurance transaction during the fourth quarter of 2008 whereby we ceded a block of business to LNBAR, which resulted in the release of approximately $240 million of capital previously supporting a portion of statutory reserves related to our insurance products with secondary guarantees. See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” for further information on XXX reserves. In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries. There are no outstanding LOCs related to this business.
In September of 2008, the NAIC adopted VACARVM, which will be effective as of December 31, 2009. VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us. We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries. However, additional statutory reserves could lead to lower risk-based capital ratios and potentially reduce future dividend capacity from our insurance subsidiaries. We are currently in the process of evaluating the impact of adopting VACARVM. For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Risk-Based Capital.”
As a result of the unfavorable impacts from equity markets during 2008, we recognized higher reserves under Commissioners Annuity Reserve Valuation Method (“CARVM”) for our annuity products and higher reserves for GDB riders, which are only partially reinsured. CARVM is the current statutory actuarial method used for determining reserves for the base annuity contract. The impact of these items reduced the statutory surplus of LNL by approximately $225 million in 2008. We estimate that an S&P level of 700, a substantial drop from the December 31, 2008, level, would require an increase in statutory reserves, and thereby, further reduce statutory surplus of LNL by $170 million to $200 million at the end of the first quarter of 2009, related primarily to CARVM. As a result, we estimate that LNL’s estimated RBC ratio at the end of December 31, 2008, would be reduced by approximately 15 percentage points. The estimated potential increase to statutory reserves is based on the current statutory reserve formulas and does not take into account the reserve and asset adequacy analysis performed by our actuaries on an annual basis to determine appropriateness of the reserves at year end. This analysis incorporates the adequacy of assets in LNBAR, our captive reinsurance company, supporting the liabilities that it assumes from LNL. The outcome of this analysis may result in an additional reserve increase and could further reduce the RBC ratio.

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline. The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance. Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force and therefore result in non-linear relationships with respect to the level of equity market performance within any reporting period. The RBC ratio is also affected by the product mix of the in-force book of business (i.e. the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees). The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries. As a result of declines in the market value of our separate account assets during 2008, our separate account assets were less than the guaranteed liabilities that they support as of December 31, 2008, resulting in a $109 million reduction in statutory surplus. The separate accounts include the impact of our variable annuities and also our credit-linked notes. When our separate account assets are less than the related liabilities, we must allocate additional capital to the separate account for the difference. Future declines in the market values of our separate account assets could cause future reductions in the surplus of LNL, which may impact its RBC ratio and dividend capacity.
We have a reinsurance treaty between LNL and LNBAR under which LNL reinsures certain guarantees associated with the GDB and GLB riders on its variable annuity products and between LLANY and LNBAR under which LLANY reinsures certain guarantees associated with the GLB riders on its variable annuity products. We also reinsured with Swiss Re on a 50% quota share coinsurance basis rider sales on certain GLB business written from July 2007 until June 2008. These reinsurance arrangements serve to reduce LNL’s exposure to changes in the statutory reserves associated with changes in the equity markets; however, the reinsurance treaty between LNL and LNBAR does not limit our exposure to mortality losses. Both LNBAR and Swiss Re have established reserves for the business assumed and hold assets to support both the reserves and capital required by the respective regulatory agencies. For more details on LNBAR, see “Reinsurance” above.
Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK typically maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the U.K. insurance subsidiaries and cash flow to the holding company. Adverse market conditions resulted in a significant increase in corporate bond spreads, and, combined with the restrictions imposed by the U.K. statutory valuation basis, surplus capital levels were insufficient to support payment of the planned dividends to the holding company except for $24 million in the second quarter of 2008, which did not negatively impact our liquidity.
Financing Activities
Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to maintain ratings and increase liquidity, as well as fund internal growth, acquisitions and the retirement of our debt and equity securities.
We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and trust preferred securities of our affiliated trusts.

Details underlying debt and financing activities (in millions) were as follows:

	For the Year Ended December 31, 2008
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes(1)	Balance
Short-Term Debt
Commercial paper	$265	$—	$—	$—	$50	$315
Current maturities of long-term debt	285	—	(300)	—	515	500

Total short-term debt	$550	$—	$(300)	$—	$565	$815

Long-Term Debt
Senior notes	$2,892	$—	$—	$174	$(511)	$2,555
Bank borrowing	—	200	—	—	—	200
Federal Home Loan Bank of Indianapolis (“FHLBI”) advance	—	250	—	—	—	250
Junior subordinated debentures issued to affiliated trusts	155	—	—	—	—	155
Capital securities	1,571	—	—	—	—	1,571

Total long-term debt	$4,618	$450	$—	$174	$(511)	$4,731

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.
Although current capital market conditions are making it difficult to refinance debt as it matures through the issuance of new debt securities due to either or both the high cost or availability of such financing, we expect to have access to sufficient internal and external resources to fund the maturity of the $500 million floating-rate senior note due on April 6, 2009. If the current difficult conditions continue and external refinancing is not available, we expect to use internal borrowings to meet the April maturity. In addition, as presented below, we also have available lines of credit that we may access. The specific resources or combination of resources that we will use will depend upon, among other things, the financial market conditions present at the time of maturity.
Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of December 31, 2008
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Revolving Credit Facilities
Credit facility with the FHLBI (1)	Not Applicable	$378	$250
Five-year revolving credit facility	July 2013	200	200
Five-year revolving credit facility	March 2011	1,750	—
Five-year revolving credit facility	February 2011	1,350	—

Total		$3,678	$450

Letters of credit issued			$2,095

(1)	Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding. The maturity dates of the borrowings are discussed below.
The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance. LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated offshore reinsurance company, as discussed above, and our domestic clients of the business sold through reinsurance.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of December 31, 2008, we were in compliance with all such covenants. All of our credit agreements are unsecured.
If current debt ratings and claims paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity. For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3. In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products. See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information. See “Part I – Item 1. Business – Ratings” for additional information on our current bond ratings.
In the third quarter of 2008, LNL made an investment of $19 million in the FHLBI, a AAA-rated entity. This relationship provides us with another source of liquidity as an alternative to commercial paper and repurchase agreements as well as provides funding at comparatively low borrowing rates. We are allowed to borrow up to 20 times the amount of our common stock investment in FHLBI. All borrowings from the FHLBI are required to be secured by certain investments owned by LNL. On December 4, 2008, the LNC and LNL Boards of Directors approved an additional common stock investment of $56 million, which would increase our total borrowing capacity up to $1.5 billion. As of December 31, 2008, based on our common stock investment, we had borrowing capacity of up to approximately $378 million from FHLBI. We also had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010.
Management is monitoring the covenants associated with LNC’s capital securities. If we fail to meet capital adequacy or net income and shareholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an “alternative coupon satisfaction mechanism.” This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants on our common stock with an exercise price greater than the market price. We would have to utilize the alternative coupon satisfaction mechanism until the trigger events above no longer existed. If we were required to utilize the alternative coupon satisfaction mechanism and were successful in selling sufficient common shares or warrants to satisfy the interest payment, we would dilute the current holders of our common stock. Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock. For more information, see “Part I – Item 1A. Risk Factors – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and shareholders’ equity levels” and Note 13.
Alternative Sources of Liquidity
In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs. The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs. For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.
The holding company had an average borrowing balance of $189 million from the cash management program during 2008. The holding company had a maximum and minimum amount outstanding under the cash management program during 2008 of $512 million and zero, respectively. The balance as of December 31, 2008, was $388 million.
Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. As of December 31, 2008, our insurance subsidiaries had securities with a carrying value of $427 million out on loan under the securities lending program and $470 million carrying value subject to reverse-repurchase agreements. The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.
LNC has a $1.0 billion commercial paper program that is rated A-2, P-2 and F1. The commercial paper program is backed by a bank line of credit. In 2008, LNC had an average of $212 million in commercial paper outstanding with a maximum amount of $575 million outstanding at any time. LNC had $315 million of commercial paper outstanding as of December 31, 2008.

The Federal Reserve Board authorized the Commercial Paper Funding Facility (“CPFF”) on October 7, 2008, under Section 13(3) of the Federal Reserve Act to provide a liquidity backstop to U.S. issuers of commercial paper. The CPFF is intended to improve liquidity in short-term funding markets by increasing the availability of term commercial paper funding to issuers and by providing greater assurance to both issuers and investors that firms will be able to roll over their maturing commercial paper. The commercial paper must be U.S dollar-denominated and rated A-1/P-1/F1 by at least two rating agencies to be eligible for the program. On October 29, 2008, we were granted approval to participate in the CPFF, under which we were eligible to issue up to $575 million of commercial paper. Included in the $315 million of commercial paper outstanding as of December 31, 2008, was $100 million that was issued under the CPFF program. As of February 26, 2009, we had $475 million of commercial paper outstanding under the CPFF. As a result of S&P’s recent downgrade of LNC’s short-term credit rating to A-2, we are not currently eligible to issue new commerical paper under the CPFF. All commerical paper issued under the CPFF prior to the downgrade will mature as originally scheduled. We believe that the inability to participate in the CPFF will make it more expensive to sell additional commercial paper, and it may make it more likely that we will have to utilize other sources of liquidity, including our credit facilities, for liquidity purposes.
On January 8, 2009, the Office of Thrift Supervision approved LNC’s application to become a savings and loan holding company and its acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana. LNC agreed to contribute $10 million to the capital of Newton County Loan & Savings, FSB, and closed on the purchase on January 15, 2009. LNC also previously filed an application to participate in the CPP. LNC’s application to participate in the CPP is subject to approval from the U.S. Treasury. Accordingly, there can be no assurance that we will participate in the CPP.
As a savings and loan holding company, we have applied to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guarantee Program (“TLGP”). At this time, we have not been approved and we do not know if we will qualify under the provisions of the program, and, therefore, we can give no assurance whether or not this program will be available to us. If we were to qualify, we believe that we would be eligible to issue up to $793 million of debt under the TLGP. Under this program, the FDIC guarantees newly issued senior unsecured debt issued on or before June 30, 2009. The debt guarantee expires June 30, 2012, regardless if the debt matures later. The proceeds of guaranteed debt cannot be used to prepay debt that is not guaranteed. Entities participating in the program are subject to enhanced supervisory oversight to prevent rapid growth or excessive risk taking, including additional reporting and on-site reviews to determine compliance with the program.
For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.
Divestitures
For a discussion of our divestitures, see “Part I – Item 1. Business – Acquisitions and Dispositions” and Note 3.
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

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Dividends to stockholders	$429	$430	$429	0%	0%
Repurchase of common stock	476	986	1,003	-52%	-2%

Total cash returned to stockholders	$905	$1,416	$1,432	-36%	-1%

Number of shares repurchased	9.091	15.381	16.887	-40%	-12%
Average price per share	$52.31	$64.13	$59.40	-19%	8%
Note: Average price per share is calculated using whole dollars instead of dollars rounded to millions.

On October 10, 2008, the Board of Directors approved a decrease in the quarterly dividend on our common stock from $0.415 per share to $0.21 per share for the dividend payable February 1, 2009. On February 24, 2009, the Board of Directors approved a further reduction of the dividend on our common stock from $0.21 to $0.01 per share, which, along with the prior reduction, is expected to add approximately $100 million to capital each quarter. Additionally, we have suspended stock repurchase activity. We expect that both of these changes will favorably impact our capital position prospectively in light of the recent market volatility and extraordinary events and developments affecting financial markets.
Other Uses of Capital
In addition to the amounts in the table above in “Return of Capital to Stockholders,” uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2008	2007	2006	2008	2007
Debt service (interest paid)	$282	$270	$195	4%	38%
Capital contribution to subsidiaries	—	325	68	-100%	NM

Total	$282	$595	$263	-53%	126%

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
Contractual Obligations
Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2008, were as follows:

	Less			More
	Than	1 – 3	3 – 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder obligations (1)	$12,981	$24,272	$21,522	$76,571	$135,346
Short-term debt	815	—	—	—	815
Long-term debt (2)	—	500	500	3,555	4,555
Reverse repurchase agreements	474	—	—	—	474
Operating leases	53	76	52	120	301
Stadium naming rights (3)	6	13	13	68	100
Media obligations (4)	2	4	4	8	18
Outsourcing arrangements (5)	35	55	37	73	200
Retirement and other plans (6)	85	174	184	465	908

Totals	$14,451	$25,094	$22,312	$80,860	$142,717

(1)	Includes various investment-type products with contractually scheduled maturities including single premium immediate annuities, group pension annuities, guaranteed interest contracts, structured settlements, pension closeouts and certain annuity contracts. Future contract benefits and other contract holder obligations also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts, we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability; or the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts, which include mortality, morbidity, future lapse rates and interest crediting rates. Future contract benefits and other contract holder obligations have been calculated using a discount rate of 6%. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. Amounts for the Lincoln UK business have been translated using a U.S dollar to British pound sterling exchange rate of 1.459, which was the rate as of December 31, 2008.

(2)	Includes the maturities of the principal amounts of long-term debt, but excludes other items such as unamortized premiums and discounts and fair value hedges, which are included in long-term debt on our Consolidated Balance Sheets.

(3)	Includes a maximum annual increase related to the Consumer Price Index.

(4)	Consists primarily of employment contracts and rating service contracts.

(5)	Includes the Lincoln UK administration agreement, information technology and certain other outsourcing arrangements.

(6)	Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2018 and known payments under deferred compensation arrangements.
In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $14 million, $10 million and $5 million in 2008, 2007 and 2006, respectively, to U.S. pension plans; $1 million, $1 million and $1 million in 2008, 2007 and 2006, respectively, to our U.K. pension plan; and $15 million, $14 million and $14 million to our U.S. postretirement plan. We do not expect to contribute to our qualified U.S. defined benefit pension plan in 2009. We expect to fund approximately $10 million to our unfunded non-qualified U.S. defined benefit plan and $10 million to our U.S. postretirement benefit plans during 2009. These amounts include anticipated benefit payments for non-qualified plans. The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact. See Note 18 for additional information.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $376 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above. See Note 7 for additional information.
Contingencies and Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources. Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2008, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 – 3	3 – 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$—	$3,100	$—	$128	$3,228
Guarantees (1)	1	—	—	—	1
Investment commitments	40	157	181	60	438
Standby commitments to purchase real estate upon completion and leasing (2)	148	119	—	—	267
Media commitments (3)	12	18	9	—	39
Operating lease guarantees (4)	15	—	—	—	15

Total	$216	$3,394	$190	$188	$3,988

(1)	Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans that remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

(2)	See “Consolidated Investments – Standby Real Estate Equity Commitments” above for additional information.

(3)	Consists primarily of employment contracts and rating service contracts.

(4)	We guarantee the repayment of operating leases on facilities that we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in August 2009.

Pension Contributions
On December 23, 2008, a new bill was signed that provides a funding break for companies on their defined benefit plans amid the market turmoil by providing some relief from the PPA requirements (the “Worker, Retiree, and Employer Recovery Act of 2008” or “recovery act”). Among other things, the recovery act changes the way companies must move towards the higher funded status required by the PPA. Under that law, companies had to fund their pensions 92% in 2008 and 94% in 2009. If a company missed a benchmark, it had to put enough money into the plan the next year to bring funding to 100%. The new bill allows for companies that did not meet 92% in 2008 to not have to immediately reach full funding, but, instead, it must funnel enough money into the plan to reach 92% in 2009.
As a result of the unfavorable equity markets in 2008, the value of the plan assets backing our defined benefit plans has significantly declined. Based on our calculations, we are not currently required to make any 2009 contributions; however, if plan assets continue to decline, we might be required to make contributions in order to meet the requirements under the PPA and the recovery act.
Significant Trends in Sources and Uses of Cash Flow
As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to otherwise forward funds to it through inter-company borrowing arrangements. The insurance company subsidiaries’ dividend capacity is impacted by factors influencing their risk-based capital and statutory earnings performance. Although we currently expect to have sufficient liquidity and capital resources to meet our obligations in 2009, a continuation of or an acceleration of poor capital market conditions, which reduces our statutory surplus and RBC, may require us to retain more capital in our insurance company subsidiaries and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital. For factors that could affect our expectations for liquidity and capital, see “Item 1A. Risk Factors.”
OTHER MATTERS
Other Factors Affecting Our Business
In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. For factors that could cause actual results to differ materially from those set forth in this section, see “Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.
Recent Accounting Pronouncements
See Note 2 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.
ACQUISITIONS AND DIVESTITURES
For information about acquisitions and divestitures, see “Part I — Item 1. Business — Acquisitions and Dispositions” and Note 3.
RESTRUCTURING ACTIVITIES
See Note 17 for the detail of our restructuring activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk. The exposures of financial instruments to market risks, and the related risk management processes, are most important to our Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility. In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. Our primary sources of market risk are: substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values. These market risks are discussed in detail in the following pages and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 8. Financial Statements and Supplementary Data,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).
Interest Rate Risk
With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our invested assets and interest credited to account values of our contract holders. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. Provided investment yields and default experience continue to gradually return to levels that are more typical from a long-term perspective, we do not view the near term risk to spreads over the next twelve months to be material. The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Significant Interest Rate Exposures
The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2008:

								Estimated
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$1,925	$2,273	$3,411	$3,617	$3,997	$38,136	$53,359	$47,761
Average interest rate	6.0%	6.1%	6.2%	6.0%	5.9%	6.2%	6.1%
Variable interest rate securities	$46	$153	$149	$48	$228	$5,837	$6,461	$3,507
Average interest rate	7.9%	5.9%	3.2%	5.7%	5.8%	5.4%	5.4%
Mortgage loans	$266	$261	$366	$496	$455	$5,833	$7,677	$7,424
Average interest rate	7.5%	7.0%	7.7%	6.8%	6.2%	6.3%	6.5%
Rate Sensitive Liabilities
Investment type insurance contracts (1)	$1,032	$1,153	$1,794	$1,813	$1,942	$15,534	$23,268	$26,058
Average interest rate	5.7%	6.1%	6.3%	6.0%	5.9%	6.1%	6.1%
Debt	$815	$250	$250	$300	$200	$3,555	$5,370	$3,684
Average interest rate	1.5%	2.2%	6.2%	5.7%	1.6%	5.9%	4.9%
Rate Sensitive Derivative Financial Instruments
Interest rate and foreign currency swaps:
Pay variable/receive fixed	$146	$24	$68	$—	$258	$5,112	$5,608	$1,776
Average pay rate	2.8%	3.2%	2.4%	0.0%	3.4%	3.3%	3.3%
Average receive rate	6.5%	4.2%	4.1%	0.0%	4.2%	5.2%	5.2%
Pay fixed/receive variable	$—	$554	$405	$510	$275	$1,928	$3,672	$(568)
Average pay rate	0.0%	4.9%	3.6%	5.0%	4.0%	5.1%	4.8%
Average receive rate	0.0%	2.4%	3.3%	2.7%	2.5%	3.0%	2.9%
Interest rate caps:
Outstanding notional	$1,000	$150	$—	$—	$—	$—	$—	$—
Average strike rate (2)	7.0%	7.0%	—	—	—	—	—
Forward CMT curve (3)	2.3%	2.6%	—	—	—	—	—
Interest rate futures:
2-year treasury notes outstanding notional	$634	$—	$—	$—	$—	$—	$634	$—
5-year treasury notes outstanding notional	743	—	—	—	—	—	743	—
10-year treasury notes outstanding notional	671	—	—	—	—	—	671	—
Treasury bonds outstanding notional	6,522	—	—	—	—	—	6,522	—

(1)	The information shown is for our fixed maturity securities and mortgage loans that support these insurance contracts.

(2)	The indexes are a mixture of five-year constant maturity treasury (“CMT”) and constant maturity swap.

(3)	The CMT curve is the five-year constant maturity treasury forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks:

	As of December 31, 2007
	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$53,415	$53,113
Variable interest rate securities	7,097	5,891
Mortgage loans	7,370	7,602
Investment type insurance contracts (1)	22,922	22,667
Debt	5,170	5,266
Interest rate and foreign currency swaps	6,835	41
Interest rate caps	—	2

(1)	The information shown is for our fixed maturity securities and mortgage loans that support these insurance contracts.

Interest Rate Risk on Fixed Insurance Business – Falling Rates
The spreads on our fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. Minimum guaranteed rates on annuity and UL policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following provides detail on the percentage differences between the December 31, 2008, interest rates being credited to contract holders and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance		Percent
	Retirement Solutions		Solutions -		of Total
		Defined	Life		Account
	Annuities	Contribution	Insurance	Total	Values
Excess of Crediting Rates over Contract Minimums
CD and on-benefit type annuities	$10,425	$1,864	$—	$12,289	22.61%
Discretionary rate setting products (1)
No difference	3,298	7,237	12,075	22,610	41.60%
up to .10%	1,462	74	4,147	5,683	10.45%
0.11% to .20%	790	2	2,640	3,432	6.31%
0.21% to .30%	137	5	859	1,001	1.84%
0.31% to .40%	126	1	561	688	1.27%
0.41% to .50%	74	1,113	1,196	2,383	4.39%
0.51% to .60%	38	125	1,021	1,184	2.18%
0.61% to .70%	268	2	440	710	1.31%
0.71% to .80%	7	—	560	567	1.04%
0.81% to .90%	9	—	364	373	0.69%
0.91% to 1.0%	5	36	632	673	1.24%
1.01% to 1.50%	48	149	290	487	0.90%
1.51% to 2.00%	438	205	645	1,288	2.37%
2.01% to 2.50%	278	—	232	510	0.94%
2.51% to 3.00%	176	14	—	190	0.35%
3.01% and above	73	194	8	275	0.51%

Total discretionary rate setting products	7,227	9,157	25,670	42,054	77.39%

Total account values	$17,652	$11,021	$25,670	$54,343	100.00%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
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

Interest Rate Risk on Fixed Insurance Business – Rising Rates
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
Debt
We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise. See Note 13 for additional information on our debt.
Derivatives
We have entered into derivative transactions to hedge our exposure to rapid changes in interest rates. The derivative programs are used to help us achieve somewhat stable margins while providing competitive crediting rates to contract holders during periods when interest rates are changing. Such derivatives include interest rate swaps, interest rate futures, interest rate caps and treasury locks. See Note 6 for additional information on our derivatives used to hedge our exposure to changes in interest rates.
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
Foreign Currency Exchange Risk
Foreign Currency Denominated Investments
We invest in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. We use foreign currency swaps and foreign currency forwards to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. See Note 6 for additional information on our foreign currency swaps and foreign currency forwards used to hedge our exposure to foreign currency exchange risk.
The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2008, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Currencies
British pound	$73	$55	$58	$28	$25	$626	$865	$851
Interest rate	5.80%	5.20%	6.60%	7.00%	4.00%	5.90%	5.90%
Canadian dollar	$—	$—	$—	$—	$—	$35	$35	$31
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.98%	5.98%
New Zealand dollar	$—	$—	$—	$—	$—	$25	$25	$23
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.50%	7.50%
Euro	$—	$—	$—	$—	$—	$195	$195	$172
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.88%	4.88%
Australian dollar	$—	$—	$—	$—	$—	$34	$34	$19
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.40%	7.40%
Total currencies	$73	$55	$58	$28	$25	$915	$1,154	$1,096
Derivatives
Foreign currency swaps	—	—	—	—	—	367	367	64

The following provides our principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps (in millions):

	As of December 31, 2007
	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$1,152	$1,220
Canadian dollar	53	54
New Zealand dollar	33	31
Euro	205	198
Australian dollar	43	29

Total currencies	$1,486	$1,532

Derivatives
Foreign currency swaps	$366	$(17)
Equity Market Risk
Our revenues, assets, liabilities and derivatives are exposed to equity market risk. Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end sales loads (“DFEL”). However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related fees we earn on those assets. Refer to our “Item 7. MD&A – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for further discussion on the impact of equity markets on our RTM.
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

Assets
While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on and values of these equity investments are subject to somewhat greater market risk than our fixed-income investments. These investments, however, add diversification benefits to our fixed-income investments. The following provides the sensitivity of price changes (in millions) to our equity assets owned and equity derivatives:

	As of December 31, 2008				As of December 31, 2007
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$210	$210	$231	$189	$393	$393
Foreign equities	80	80	88	72	131	131

Subtotal	290	290	319	261	524	524
Real estate	125	149	164	134	258	285
Other equity interests	984	994	1,093	895	960	969

Total	$1,399	$1,433	$1,576	$1,290	$1,742	$1,778

	As of December 31, 2008				As of December 31, 2007
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Derivatives (1)
Equity futures	$3,769	$—	$(377)	$377	$296	$—
Total return swaps	126	—	9	(9)	126	—
Put options	4,700	1,727	1,632	1,881	4,025	529
S&P 500 options	2,951	31	58	4	2,858	150

Total	$11,546	$1,758	$1,322	$2,253	$7,305	$679

(1)	Assumes a +/- 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.
Liabilities
We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2002 through 2008. See Note 6 and Note 20 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.
Derivatives Hedging Equity Market Risk
We have entered into derivative transactions to hedge our exposure to equity market fluctuations. Such derivatives include over-the-counter equity call options, equity collars, variance swaps, total return swaps, put options, equity futures and call options. See Note 6 for additional information on our derivatives used to hedge our exposure to equity market fluctuations.

Impact of Equity Market Sensitivity
Due to the use of our RTM process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates,” we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets. However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets. The following presents our estimate of the annual, after-tax, after-DAC, impact on income from operations (in millions), from the level of the S&P 500 remaining at 800 and 700 for the entire year at a 9% growth rate, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 800(2)	at 700(2)
Segment
Retirement Solutions — Annuities (1)	$(68)	$(172)
Retirement Solutions — Defined Contribution	(7)	(12)
Investment Management	(5)	(10)

(1)	The Annuities amounts reflect a one-time DAC retrospective unlocking of $29 million, after-tax, for S&P 800, and $44 million, after-tax, for S&P 700.

(2)	The impact of S&P 500 at 800 and 700, respectively, assumes the index remained at those levels for the entire year.
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
Default Risk
Our portfolio of invested assets was $67.3 billion and $71.9 billion as of December 31, 2008, and December 31, 2007, respectively. Of this total, $38.3 billion and $46.1 billion consisted of corporate bonds and $7.7 billion and $7.4 billion consist of commercial mortgages as of December 31, 2008, and December 31, 2007, respectively. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality. Additional diversification limits, such as limits per industry, are also applied. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.
We depend on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under various derivatives agreements. In order to minimize the risk of default losses, we diversify our exposures among several dealers and limit the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor. We generally limit our selection of counterparties that are obligated under these derivative contracts to those with an A credit rating or above.
Credit-Related Derivatives
We use credit-related derivatives to minimize our exposure to credit-related events and we also sell credit default swaps to offer credit protection to our contract holders. For additional information see Note 6.

Credit Risk
By using derivative instruments, we are exposed to credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls). When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is negative, this generally indicates we owe the counterparty and therefore we have no credit risk, but have been affected by market risk. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty, and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits. We also maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or to us.
We have derivative positions with counterparties. Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default. As of December 31, 2008, and December 31, 2007, our counterparty risk exposure, net of collateral, was $562 million and $781 million, respectively. Of this exposure, $145 million and $567 million, respectively was related to our program to hedge our variable annuity guaranteed benefits. We have exposure to 19 counterparties, with a maximum exposure of $153 million, net of collateral, to a single counterparty. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. For the majority of LNC counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3. Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.
As of December 31, 2008 and 2007, our fair value of counterparty exposure (in millions) was as follows:

	As of December 31,
	2008	2007
Rating
AAA	$20	$3
AA	333	651
A	209	127

Total	$562	$781

Item 8. Financial Statements and Supplementary Data
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for LNC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Lincoln National Corporation
We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Lincoln National Corporation
We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at 15(a)(2). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, in 2007 the Corporation changed its method of accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts as well as its method of accounting for uncertainty in income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2009

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2008	2007

ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2008 - $55,194; 2007 - $56,069)	$48,935	$56,276
Equity (cost: 2008 - $466; 2007 - $548)	288	518
Trading securities	2,333	2,730
Mortgage loans on real estate	7,715	7,423
Real estate	125	258
Policy loans	2,924	2,885
Derivative investments	3,397	807
Other investments	1,624	1,075

Total investments	67,341	71,972
Cash and invested cash	5,926	1,665
Deferred acquisition costs and value of business acquired	11,936	9,580
Premiums and fees receivable	481	401
Accrued investment income	832	843
Reinsurance recoverables	8,450	8,187
Reinsurance related derivative assets	31	—
Goodwill	3,944	4,144
Other assets	3,562	3,530
Separate account assets	60,633	91,113

Total assets	$163,136	$191,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future contract benefits	$19,260	$16,007
Other contract holder funds	60,847	59,640
Short-term debt	815	550
Long-term debt	4,731	4,618
Reinsurance related derivative liabilities	—	219
Funds withheld reinsurance liabilities	2,042	2,117
Deferred gain on business sold through reinsurance	619	696
Payables for collateral under securities loaned and derivatives	3,706	1,135
Other liabilities	2,506	3,622
Separate account liabilities	60,633	91,113

Total liabilities	155,159	179,717

Contingencies and Commitments (See Note 14)

Stockholders’ Equity
Series A preferred stock - 10,000,000 shares authorized	—	—
Common stock - 800,000,000 shares authorized; 255,869,859 and 264,233,303 shares issued and outstanding as of December 31, 2008 and 2007, respectively	7,035	7,200
Retained earnings	3,745	4,293
Accumulated other comprehensive income (loss)	(2,803)	225

Total stockholders’ equity	7,977	11,718

Total liabilities and stockholders’ equity	$163,136	$191,435

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues
Insurance premiums	$2,096	$1,947	$1,406
Insurance fees	3,229	3,190	2,564
Investment advisory fees	268	360	328
Net investment income	4,208	4,378	3,923
Realized gain (loss)	(537)	(169)	13
Amortization of deferred gain on business sold through reinsurance	76	83	76
Other revenues and fees	543	686	569

Total revenues	9,883	10,475	8,879

Benefits and Expenses
Interest credited	2,501	2,435	2,191
Benefits	3,157	2,562	1,906
Underwriting, acquisition, insurance and other expenses	3,576	3,320	2,776
Interest and debt expense	281	284	228
Impairment of intangibles	393	—	—

Total benefits and expenses	9,908	8,601	7,101

Income (loss) from continuing operations before taxes	(25)	1,874	1,778
Federal income tax expense (benefit)	(87)	553	483

Income from continuing operations	62	1,321	1,295
Income (loss) from discontinued operations, net of federal income tax expense (benefit)	(5)	(106)	21

Net income	$57	$1,215	$1,316

Earnings Per Common Share — Basic
Income from continuing operations	$0.24	$4.89	$5.13
Income (loss) from discontinued operations	(0.02)	(0.39)	0.08

Net income	$0.22	$4.50	$5.21

Earnings Per Common Share — Diluted
Income from continuing operations	$0.24	$4.82	$5.05
Income (loss) from discontinued operations	(0.02)	(0.39)	0.08

Net income	$0.22	$4.43	$5.13

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Series A Preferred Stock
Balance at beginning-of-year	$—	$1	$1
Conversion into common stock	—	(1)	—

Balance at end-of-year	—	—	1

Common Stock
Balance at beginning-of-year	7,200	7,449	1,775
Issued for acquisition	—	20	5,632
Conversion of Series A preferred stock	—	1	—
Stock compensation/issued for benefit plans	78	139	207
Deferred compensation payable in stock	6	6	7
Retirement of common stock/cancellation of shares	(249)	(415)	(172)

Balance at end-of-year	7,035	7,200	7,449

Retained Earnings
Balance at beginning-of-year	4,293	4,138	4,081
Cumulative effect of adoption of SOP 05-1	—	(41)	—
Cumulative effect of adoption of FIN 48	—	(15)	—
Cumulative effect of adoption of EITF 06-10	(4)	—	—
Comprehensive income	(2,971)	827	1,402
Less other comprehensive income (loss), net of tax	(3,028)	(388)	86

Net income	57	1,215	1,316
Retirement of common stock	(227)	(574)	(830)
Dividends declared: Common (2008 - $1.455; 2007 - $1.600; 2006 - $1.535)	(374)	(430)	(429)

Balance at end-of-year	3,745	4,293	4,138

Net Unrealized Gain (Loss) on Available-for-Sale Securities
Balance at beginning-of-year	86	493	497
Change during the year	(2,740)	(407)	(4)

Balance at end-of-year	(2,654)	86	493

Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	53	39	7
Change during the year	74	14	32

Balance at end-of-year	127	53	39

Foreign Currency Translation Adjustment
Balance at beginning-of-year	175	165	83
Change during the year	(169)	10	82

Balance at end-of-year	6	175	165

Minimum Pension Liability Adjustment
Balance at beginning-of-year	—	—	(60)
Change during the year	—	—	60

Balance at end-of-year	—	—	—

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(89)	(84)	—
Change during the year	(193)	(5)	(84)

Balance at end-of-year	(282)	(89)	(84)

Total stockholders’ equity at end-of-year	$7,977	$11,718	$12,201

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$57	$1,215	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front end loads deferrals and interest, net of amortization	(238)	(1,276)	(902)
Trading securities purchases, sales and maturities, net	205	352	259
Change in premiums and fees receivable	69	21	87
Change in accrued investment income	11	23	15
Change in future contract benefits	755	677	426
Change in other contract holder funds	(2)	177	909
Change in funds withheld reinsurance liability and reinsurance recoverables	(305)	(155)	365
Change in federal income tax accruals	(504)	585	175
Realized loss (gain)	537	169	(13)
Loss (gain) on disposal of discontinued operations	12	(57)	—
Impairment of intangibles	393	—	—
Amortization of deferred gain on business sold through reinsurance	(76)	(83)	(76)
Stock-based compensation expense	35	47	53
Other	310	260	436

Net cash provided by operating activities	1,259	1,955	3,050

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(6,800)	(12,299)	(9,951)
Sales of available-for-sale securities	2,285	6,825	6,466
Maturities of available-for-sale securities	3,881	4,202	3,344
Purchases of other investments	(3,510)	(2,568)	(573)
Sales or maturities of other investments	3,613	2,110	189
Increase (decrease) in payables for collateral under securities loaned and derivatives	2,571	(369)	58
Purchase of Jefferson-Pilot stock, net of cash acquired of $39	—	—	(1,826)
Proceeds from sale of subsidiaries/businesses and disposal of discontinued operations	648	64	—
Other	(117)	74	28

Net cash provided by (used in) investing activities	2,571	(1,961)	(2,265)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(658)	(178)
Issuance of long-term debt	450	1,422	2,045
Issuance (decrease) in commercial paper	50	265	(564)
Deposits of fixed account values, including the fixed portion of variable	9,840	9,519	7,761
Withdrawals of fixed account values, including the fixed portion of variable	(5,998)	(6,733)	(7,497)
Transfers to and from separate accounts, net	(2,204)	(2,448)	(1,821)
Payment of funding agreements	(550)	—	—
Common stock issued for benefit plans and excess tax benefits	49	98	166
Repurchase of common stock	(476)	(986)	(1,002)
Dividends paid to stockholders	(430)	(430)	(385)

Net cash provided by (used in) financing activities	431	49	(1,475)

Net increase (decrease) in cash and invested cash	4,261	43	(690)
Cash and invested cash at beginning-of-year	1,665	1,622	2,312

Cash and invested cash at end-of-period	$5,926	$1,665	$1,622

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations
Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance and investment management businesses through six business segments, see Note 23. The collective group of businesses uses “Lincoln Financial Group” as its marketing identity. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life (“UL”) insurance, variable universal life (“VUL”) insurance, term life insurance, mutual funds and managed accounts.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized below.
Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year. These reclassifications had no effect on net income or stockholders’ equity of the prior years.
For the two years ended December 31, 2007, we have reclassified the results of certain derivatives and embedded derivatives to realized gain (loss), which were previously reported within insurance fees, net investment income, interest credited or benefits on our Consolidated Statements of Income. The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in contract holder funds (previously reported within benefits) have also been reclassified to realized gain (loss) on our Consolidated Statements of Income. The detail of the reclassifications (in millions) from what was previously reported in prior period Consolidated Statements of Income (in millions) was as follows:

	For the Years Ended
	December, 31
	2007	2006
Realized loss, as previously reported	$(118)	$(3)
Effect of reclassifications to:
Insurance fees	64	41
Net investment income	6	62
Interest credited	(19)	(68)
Benefits	(138)	(5)
Underwriting, acquisition, insurance and other expenses	36	(14)

Realized gain (loss), as adjusted	$(169)	$13

Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary. Entities in which we do not have a controlling financial interest and do not exercise significant management influence over the operating and financing decisions are reported using the equity method. The carrying value of our investments that we account for using the equity method on our Consolidated Balance Sheets and equity in earnings on our Consolidated Statements of Income is not material. All material inter-company accounts and transactions have been eliminated in consolidation. See Note 4 for additional discussion on our VIEs.

Accounting Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets and derivatives, asset valuation allowances, DAC, VOBA, goodwill, future contract benefits, other contract holder funds (including DFEL), pension plans, income taxes and the potential effects of resolving litigated matters.
Business Combinations
For all business combination transactions initiated after June 30, 2001, the purchase method of accounting has been used, and accordingly, the assets and liabilities of the acquired company have been recorded at their estimated fair values as of the merger date. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information relative to the fair values as of the acquisition date becomes available. The consolidated financial statements include the results of operations of any acquired company since the acquisition date.
Available-For-Sale Securities
Securities classified as available-for-sale consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included as a separate component of accumulated other comprehensive income (“OCI”), net of associated DAC, VOBA, DSI, other contract holder funds and deferred income taxes.
We measure the fair value of our securities classified as available-for-sale based on assumptions used by market participants in pricing the security. Pursuant to SFAS No. 157, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in “SFAS No. 157 – Fair Value Measurements” in Note 2. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we consistently apply the valuation methodology to measure the security’s fair value. Our fair value measurement is based on a market approach which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities. Sources of inputs to the market approach include: third party pricing services, independent broker quotations or pricing matrices. We use observable and unobservable inputs to our valuation methodologies. Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data. In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable. For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, and discussions with senior business leaders and brokers as well as observations of general market movements for those security classes. For those securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs in order to measure the fair value of these securities. In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix. This matrix relies on management’s judgment concerning: the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.
We do not adjust prices received from third parties; however, we do analyze the third party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy. See Note 2 “Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”) – Fair Value Measurements” for more information regarding the fair value hierarchy.
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
We regularly review available-for-sale securities for declines in fair value that we determine to be other-than-temporary. The cost basis of securities that are determined to be other-than-temporarily impaired is written down to current fair value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income. A write-down for impairment can be recognized for both credit-related events and for a decline in fair value due to changes in interest rates. Once a security is written down to fair value through net income, any subsequent recovery of fair value cannot be recognized in net income until the security is sold. However, in the event that the security is written down due to an interest-rate related impairment, a recovery in value is accreted through investment income over the life of the security. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to: the severity (generally if greater than 20%) and duration (generally if greater than six months) of the decline; our ability and intent to hold the security for a sufficient period of time to allow for a recovery in value; the cause of the decline; and fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

Trading Securities
Trading securities consist of fixed maturity and equity securities in designated portfolios, which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value, offset by corresponding changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements, are recorded in net investment income on our Consolidated Statements of Income as they occur. The fair value for our trading securities is determined in the same manner as our securities classified as available-for-sale discussed in “Available-For-Sale Securities” above. For discussion of how the fair value of our embedded derivatives is determined see “Derivative Instruments” below.
For asset-backed and mortgage-backed securities, included in the trading and available-for-sale fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments. Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Income.
Securities Lending
Securities loaned are treated as collateralized financing transactions, and a liability is recorded equal to the cash collateral received, which is typically greater than the market value of the related securities loaned. This liability is included within payables for collateral under securities loaned and derivatives on our Consolidated Balance Sheets. Our pledged securities are included in fixed maturities on our Consolidated Balance Sheets. We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. We value collateral daily and obtain additional collateral when deemed appropriate. The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities. Income and expense associated with these transactions are recorded as investment income and investment expense within net investment income on our Consolidated Statements of Income.
Reverse Repurchase Agreements
Reverse repurchase agreements are treated as collateralized financing transactions, and a liability is recorded equal to the cash collateral received. This liability is included within payables for collateral under securities loaned and derivatives on our Consolidated Balance Sheets. Our pledged securities are included in fixed maturities on our Consolidated Balance Sheets. We obtain collateral in an amount equal to 95% of the fair value of the securities, and our agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The cash received in our reverse repurchase program is typically invested in fixed maturity securities. Income and expense associated with these transactions are recorded as investment income and investment expense within net investment income on our Consolidated Statements of Income.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The loan’s estimated value is based on: the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the loan’s collateral. Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. We do not accrue interest on impaired loans and loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Income when received, depending on the assessment of the collectibility of the loan. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses. All mortgage loans that are impaired have an established allowance for credit losses. Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Income.
Policy Loans
Policy loans represent loans we issue to contract holders that use the cash surrender value of their life insurance policy as collateral. Policy loans are carried at unpaid principal balances.
Real Estate
Real estate includes both real estate held for the production of income and real estate held-for-sale. Real estate held for the production of income is carried at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset. We periodically review properties held for the production of income for impairment. Properties whose carrying values are greater than their projected undiscounted cash flows are written down to estimated fair value, with impairment losses reported in realized gain (loss) on our Consolidated Statements of Income. The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale. Real estate is not depreciated while it is classified as held-for-sale. Also, valuation allowances for losses are established, as appropriate, for real estate held-for-sale and any changes to the valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Income. Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.
Derivative Instruments
We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions. All of our derivative instruments are recognized as either assets or liabilities on our Consolidated Balance Sheets at estimated fair value. Pursuant to SFAS No. 157, we have categorized derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in “SFAS No. 157 – Fair Value Measurements” in Note 2. The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign subsidiary.
For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign subsidiary, the gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into net income at the time of the sale of the foreign subsidiary. For derivative instruments not designated as hedging instruments but that are economic hedges, the gain or loss is recognized in net income within realized gain (loss) during the period of change.
The Company purchases and issues financial instruments and products that contain embedded derivative instruments. When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes. The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in realized gain (loss) on our Consolidated Statements of Income. See Note 6 for additional discussion of our derivative instruments.
We employ several different methods for determining the fair value of our derivative instruments. The fair value of our derivative contracts are measured based on current settlement values, which are based on quoted market prices, industry standard models that are commercially available and broker quotes. These techniques project cash flows of the derivatives using current and implied future market conditions. We calculate the present value of the cash flows to measure the current fair market value of the derivative.

We do not adjust prices received from third parties. However, we do analyze the third party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate hierarchy levels described in Note 2 “SFAS 157 – Fair Value Measurements.”
Cash and Cash Equivalents
Cash and invested cash is carried at cost and includes all highly liquid debt instruments purchased with a maturity of three months or less.
DAC, VOBA, DSI and DFEL
Commissions and other costs of acquiring UL insurance, VUL insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are related primarily to the production of new business, have been deferred (i.e. DAC) to the extent recoverable. VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date. Bonus credits and excess interest for dollar cost averaging contracts are considered DSI, and the unamortized balance is reported in other assets on our Consolidated Balance Sheets. Contract sales charges that are collected in the early years of an insurance contract are deferred (referred to as “DFEL”), and the unamortized balance is reported in other contract holder funds on our Consolidated Balance Sheets.
The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type based on two different accounting pronouncements: SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”); and SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). For all SFAS 97 and SFAS 60 contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends. Both DAC and VOBA amortization is reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income. DSI is expensed in interest credited on our Consolidated Statements of Income. The amortization of DFEL is reported within insurance fees on our Consolidated Statements of Income.
Under SFAS 97, acquisition costs for UL and VUL insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments. Contract lives for UL and VUL policies are estimated to be 30 years, based on the expected lives of the contracts and are variable based on the inception of each contract for unit-linked contracts. Contract lives for fixed and variable deferred annuities are 14 to 20 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term or no surrender charge variable products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.
All SFAS 60 contracts, including traditional life insurance, which include individual whole life, group business and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There is currently no DAC, VOBA, DSI or DFEL balance or related amortization under SFAS 60 for fixed and variable payout annuities.
The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as available-for-sale and certain derivatives and embedded derivatives. Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses. When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Income reflecting the incremental impact of actual versus expected credit-related investment losses. These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).
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
Goodwill
We recognize the excess of the purchase price over the fair value of net assets acquired as goodwill. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill is not amortized, but is reviewed at least annually for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events, including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment. SFAS 142 requires that we perform a two-step test in our evaluation of the carrying value of goodwill for impairment. In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit. If the fair value is greater than the carrying value, then the carrying value is deemed to be sufficient and Step 2 is not required. If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist and Step 2 is required to be performed. In Step 2, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value as determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value, and a charge is reported in impairment of intangibles on our Consolidated Statements of Income.
Specifically Identifiable Intangible Assets
Specifically identifiable intangible assets, net of accumulated amortization, are reported in other assets on our Consolidated Balance Sheets. The carrying values of specifically identifiable intangible assets are reviewed periodically for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following: the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Income.
Sales force intangibles are attributable to the value of the distribution system acquired in the Insurance Solutions – Life Insurance segment. These assets are amortized on a straight-line basis over their useful life of 25 years.
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
Specifically identifiable intangible assets also include Federal Communications Commission (“FCC”) licenses and other agreements reported within Other Operations. The FCC licenses are not amortized.
Other Long-Lived Assets
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
Long-lived assets to be disposed of by abandonment or in an exchange for a similar productive long-lived asset are classified as held-for-use until they are disposed.
Long-lived assets to be sold are classified as held-for-sale and are no longer depreciated. Certain criteria have to be met in order for the long-lived asset to be classified as held-for-sale, including that a sale is probable and expected to occur within one year. Long-lived assets classified as held-for-sale are recorded at the lower of their carrying amount or fair value less cost to sell.
Separate Account Assets and Liabilities
We maintain separate account assets, which are reported at fair value. The related liabilities are reported at an amount equivalent to the separate account assets. Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 11 for additional information regarding arrangements with contractual guarantees.
Future Contract Benefits and Other Contract Holder Funds
The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that accrue to the benefit of the contract holders, excluding surrender charges. The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue. Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.00% depending on the time of contract issue. The investment yield assumptions for immediate and deferred paid-up annuities range from 1.00% to 13.50%. These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.
The liabilities for future claim reserves for variable annuity products containing guaranteed death benefit (“GDB”) features are calculated by estimating the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GDB payments plus interest. The change in the reserve for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.
With respect to our future contract benefits and other contract holder funds, we continually review: overall reserve position, reserving techniques and reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such changes occur.
The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.
UL and VUL products with secondary guarantees represented approximately 34% of permanent life insurance in force as of December 31, 2008, and approximately 68% of sales for these products in 2008. Liabilities for the secondary guarantees on UL-type products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI. The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Future contract benefits on our Consolidated Balance Sheets include GLB features and remaining guaranteed interest and similar contracts that are carried at fair value. The fair values for the GLB contracts are based on their approximate surrender values. Our Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature, GIB and 4LATER® features have elements of both insurance benefits accounted for under Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) and embedded derivatives accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 157. We weight these features and their associated reserves accordingly based on their hybrid nature. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued. We classify these items in level 3 within the hierarchy levels described in “SFAS No. 157 – Fair Value Measurements” in Note 2.
Borrowed Funds
LNC’s short-term borrowings are defined as borrowings with contractual or expected maturities of one year or less. Long-term borrowings have contractual or expected maturities greater than one year.
Deferred Gain on Business Sold Through Reinsurance
Our reinsurance operations were acquired by Swiss Re Life & Health America, Inc. (“Swiss Re”) in December 2001 through a series of indemnity reinsurance transactions. We are recognizing the gain related to these transactions at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years, in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”).
Commitments and Contingencies
Contingencies arising from environmental remediation costs, regulatory judgments, claims, assessments, guarantees, litigation, recourse reserves, fines, penalties and other sources are recorded when deemed probable and reasonably estimable.
Insurance Fees
Insurance fees for investment and interest-sensitive life insurance contracts consist of asset-based fees, cost of insurance charges, percent of premium charges, contract administration charges and surrender charges that are assessed against contract holder account balances. Investment products consist primarily of individual and group variable and fixed deferred annuities. Interest-sensitive life insurance products include UL insurance, VUL insurance and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance.
In bifurcating the embedded derivative of our GLB features on our variable annuity products, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relate to the GLB riders (the “attributed fees”), which are not reported within insurance fees on our Consolidated Statements of Income. These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract plus a margin that a theoretical market participant would include for risk/profit and are reported within realized gain (loss) on our Consolidated Statements of Income.
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
For investment and interest-sensitive life insurance contracts, the amounts collected from contract holders are considered deposits and are not included in revenue.
Insurance Premiums
Our insurance premiums for traditional life insurance and group insurance products are recognized as revenue when due from the contract holder. Our traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Our group non-medical insurance products consist primarily of term life, disability and dental.

Investment Advisory Fees
As specified in investment advisory agreements with mutual funds, fees are generally determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts with non-mutual fund clients generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter or the average of the market values at the beginning and ending of the monthly or quarterly period. Investment management and advisory contracts typically are renewable annually by the fund’s board. Contracts with non-mutual fund clients normally continue until terminated by either party or at the end of a specified term and often have cancellation clauses ranging from 30 to 180 days. Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are generally included in benefits and expenses.
Realized Gain (Loss)
Realized gain (loss) on our Consolidated Statements of Income includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivative and trading securities on Modco and CFW reinsurance arrangements. Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL. Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.
Other Revenues and Fees
Other revenues and fees consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments and communications sales recognized as earned, net of agency and representative commissions.
Interest Credited
Interest credited includes interest credited to contract holder account balances. Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2006 through 2008 ranged from 3.00% to 9.00%.
Benefits
Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances. Benefits also include the change in reserves for life insurance products with secondary guarantee benefits and annuity products with guaranteed death benefits. For traditional life, group health and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.
Pension and Other Postretirement Benefit Plans
Pursuant to the accounting rules for our obligations to employees under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. We use assumptions for the weighted-average discount rate and expected return on plan assets to estimate pension expense. The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans. The expected long-term rate of return on plan assets is initially established at the beginning of the plan year based on historical and projected future rates of return and is the average rate of earnings expected on the funds invested or to be invested in the plan. The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate. See Note 18 for additional information.
Stock-Based Compensation
In general, we expense the fair value of stock awards included in our incentive compensation plans. As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity. We classify certain stock awards as liabilities. For these awards, the settlement value is classified as a liability on our consolidated balance sheet and the liability is marked-to-market through net income at the end of each reporting period. Stock-based compensation expense is reflected in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income. See Note 20 for additional information.
Interest and Debt Expenses
Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts, costs or hedges are amortized (accreted) over the term of the related borrowing utilizing the effective interest method.

Income Taxes
We file a U.S. consolidated income tax return that includes all of our eligible subsidiaries. Ineligible subsidiaries file separate individual corporate tax returns. Subsidiaries operating outside of the U.S. are taxed, and income tax expense is recorded based on applicable foreign statutes. Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to the extent required to reduce the deferred tax asset to an amount that we expect, more likely than not, will be realized. See Note 7 for additional information.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted EPS is computed assuming the conversion or exercise of dilutive convertible preferred securities, nonvested stock, stock options, performance share units and deferred compensation shares outstanding during the year. For any period where a net loss is experienced, shares used in the diluted EPS calculation represent basic shares because using diluted shares would be anti-dilutive to the calculation.
2. New Accounting Standards
Adoption of New Accounting Standards
SOP 05-1 – Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
In September 2005, the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”), which provides guidance on accounting for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS 97. An internal replacement, defined by SOP 05-1, is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Contract modifications that result in a substantially unchanged contract are accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract are accounted for as an extinguishment of the replaced contract. Unamortized DAC, VOBA, DFEL and DSI from the replaced contract must be written off. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We adopted SOP 05-1 effective January 1, 2007, by recording decreases to total assets of $69 million, total liabilities of $28 million and retained earnings of $41 million on our Consolidated Balance Sheets. In addition, the adoption of SOP 05-1 resulted in an approximately $17 million increase to underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income for the year ended December 31, 2007, which was attributable to changes in DAC and VOBA deferrals and amortization.
FASB Staff Position FAS 115-1 and FAS 124-1 – The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullified the accounting and measurement provisions of Emerging Issues Task Force (“EITF”) No. 03-1 – “The Meaning of Other-Than- Temporary Impairments and Its Application to Certain Investments” and superseded EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” Under the impairment model in FSP 115-1, any security in an unrealized loss position is considered impaired. An evaluation is made to determine whether the impairment is other-than-temporary based on existing accounting guidance. If an impairment is considered other-than-temporary, a realized loss is recognized to write the security’s cost or amortized cost basis down to fair value. The fair value of the security on the measurement date of the other-than-temporary impairment becomes the new cost basis for the security, which may not be adjusted for subsequent recoveries in fair value. Subsequent to the recognition of an interest-related other-than-temporary impairment for debt securities, the resulting discount, or reduction to the premium, is amortized over the remaining life of the debt security, prospectively, based on the amount and timing of the estimated future cash flows of the debt security. We adopted FSP 115-1 effective January 1, 2006. The adoption of FSP 115-1 did not have a material effect on our consolidated financial condition or results of operations.
SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are either freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation.
In December 2006, the FASB issued Derivative Implementation Group (“DIG”) Statement 133 Implementation Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets” (“DIG B40”). Because SFAS 155 eliminated the interim guidance related to securitized financial assets, DIG B40 provided a narrow scope exception for securitized interests that contain only an embedded derivative related to prepayment risk. Any other terms in the securitized financial asset that may affect cash flow in a manner similar to a derivative instrument would be subject to the requirements of paragraph 13(b) of SFAS 133.
We adopted the provisions of SFAS 155 and DIG B40 on January 1, 2007. Prior period restatement was not permitted. The adoption of SFAS 155 and DIG B40 did not have a material impact on our consolidated financial condition or results of operations.
FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. FIN 48 requires companies to determine whether it is “more likely than not” that an individual tax position will be sustained upon examination by the appropriate taxing authority prior to any part of the benefit being recognized in the financial statements. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than fifty percent likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits, including accrued interest and penalties, and uncertain tax positions where the estimate of the tax benefit may change significantly in the next twelve months. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, by recording an increase in the liability for unrecognized tax benefits of $15 million on our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings. See Note 7 for more information regarding our adoption of FIN 48.
SFAS 157 – Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement and enhances disclosures about fair value instruments. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (exit price) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (entry price). Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include the reporting entity’s own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The three-level hierarchy for fair value measurement is defined as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date. “Blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market are prohibited;

•	Level 2 — inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•	Level 3 — inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability and the reporting entity makes estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.
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
We have certain guaranteed benefit features within our annuity products that, prior to January 1, 2008, were recorded using fair value pricing. These benefits will continue to be measured on a fair value basis with the adoption of SFAS 157, utilizing Level 3 inputs and some Level 2 inputs, which are reflective of the hypothetical market participant perspective for fair value measurement, including liquidity assumptions and assumptions regarding the Company’s own credit or non-performance risk. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs and the effects of the measurements on earnings. See Note 22 for additional information about our fair value disclosures for financial instruments required by SFAS 157.
We adopted SFAS 157 effective January 1, 2008, by recording increases (decreases) to the following categories (in millions) on our consolidated financial statements:

Assets
DAC	$13
VOBA	(8)
Other assets — DSI	2

Total assets	$7

Liabilities
Future contract benefits:
Remaining guaranteed interest and similar contracts	$(20)
Embedded derivative instruments — living benefits liabilities	48
Other contract holder funds — DFEL	3
Other liabilities — income tax liabilities	(8)

Total liabilities	$23

Revenues
Realized loss	$(24)
Federal income tax benefit	(8)

Loss from continuing operations	$(16)

The impact for the first quarter adoption of SFAS 157 to basic and diluted per share amounts was a decrease of $0.06 per share.
See “Summary of Significant Accounting Policies” in Note 1 for discussion of the methodologies and assumptions used to determine the fair value of our financial instruments carried at fair value.

FSP No. FAS 157-2 – Effective Date of FASB Statement No. 157
In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we did not apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities within the scope of FSP 157-2. Examples of items to which the deferral is applicable include, but are not limited to:
•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods;
•	Reporting units measured at fair value in the goodwill impairment test under SFAS 142, and indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS 142;
•	Nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”;
•	Asset retirement obligations initially measured at fair value under SFAS No. 143, “Accounting for Asset Retirement Obligations”; and
•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
As of January 1, 2009, the deferral from FSP 157-2 will no longer be effective. We will apply the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009, and we do not expect the application to have a material impact on our consolidated financial condition or results of operations.
FSP No. FAS 157-3 – Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an illustrative example of key considerations to analyze in determining fair value of a financial asset when the market for the asset is not active. During times when there is little market activity for a financial asset, the objective of fair value measurement remains the same, that is, to value the asset at the price that would be received by the holder of the financial asset in an orderly transaction (exit price) that is not a forced liquidation or distressed sale at the measurement date. Determining fair value of a financial asset during a period of market inactivity may require the use of significant judgment and an evaluation of the facts and circumstances to determine if transactions for a financial asset represent a forced liquidation or distressed sale. An entity’s own assumptions regarding future cash flows and risk-adjusted discount rates for financial assets are acceptable when relevant observable inputs are not available. FSP 157-3 was effective on October 10, 2008, and for all prior periods for which financial statements have not been issued. Any changes in valuation techniques resulting from the adoption of FSP 157-3 shall be accounted for as a change in accounting estimated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” We adopted the guidance in FSP 157-3 in our financial statements for the reporting period ending September 30, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.
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
EITF Issue No. 06-10 – Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements
In March 2007, the FASB Board ratified the consensus reached in EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 requires an employer to recognize a liability related to a collateral assignment split-dollar life insurance arrangement in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” if the employer has agreed to maintain a life insurance policy during the employee’s retirement. In addition, based on the split-dollar arrangement, an asset should be recognized by the employer for the estimated future cash flows to which the employer is entitled. The adoption of EITF 06-10 can be recognized either as a change in accounting principle through a cumulative-effect adjustment to retained earnings or through retrospective application to all prior periods. The consensus is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.
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
FSP FAS No. 133-1 and FIN 45-4 – Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161
In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends the disclosure requirements of SFAS 133 to require the seller of credit derivatives, including hybrid financial instruments with embedded credit derivatives, to disclose additional information regarding, among other things, the nature of the credit derivative, information regarding the facts and circumstances that may require performance or payment under the credit derivative, and the nature of any recourse provisions the seller can use for recovery of payments made under the credit derivative. In addition, FSP 133-1 amends the disclosure requirements in FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) to require additional disclosure about the payment/performance risk of a guarantee. Finally, FSP 133-1 clarifies the intent of the FASB regarding the effective date of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). The provisions of FSP 133-1 related to SFAS 133 and FIN 45 are effective for annual and interim reporting periods ending after November 15, 2008, with comparative disclosures required only for those periods ending subsequent to initial adoption. The clarification of the effective date of SFAS 161 was effective upon the issuance of FSP 133-1, and will not impact the effective date of SFAS 161 in our financial statements. We have included these required enhanced disclosures related to credit derivatives, hybrid financial instruments and guarantees in the notes to the consolidated financial statements beginning in the reporting period ended December 31, 2008.
FSP FAS 140-4 and FIN 46(R)-8 – Enhanced Disclosure Requirements Related to Transfers of Financial Assets and Variable Interest Entities.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”). FSP 140-4 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) to require additional disclosures regarding a transferor’s continuing involvement with transferred financial assets in a securitization or asset-backed financing arrangement. FSP 140-4 also amends FIN 46 (revised December 2003) “Consolidation of Variable Interest Entities,” to expand the disclosure requirements for VIEs to include information regarding the decision to consolidate the VIE, the nature of and changes in risks related to a VIE, and the impact on the entity’s financial statements due to the involvement with a VIE. Those variable interests required to comply with the guidance in FSP 140-4 include the primary beneficiary of the VIE, the holder of a significant variable interest and a sponsor that holds a variable interest. Further, FSP 140-4 requires enhanced disclosures for certain sponsors and holders of a significant variable interest in a qualifying special purpose entity. The provisions of FSP 140-4 are effective for the first reporting period ending after December 15, 2008, and comparative disclosures are not required. We included the enhanced disclosures required by FSP 140-4 in the notes to the consolidated financial statements beginning in the reporting period ended December 31, 2008.
See Note 4 for more information regarding our involvement with VIEs.
FSP EITF 99-20-1 – Amendments to the Impairment Guidance in EITF Issue No. 99-20
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance in EITF Issue No. 99-20” (“EITF 99-20-1”), which eliminates the requirement in EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial
Assets” (“EITF 99-20”) for holders of beneficial interests to estimate cash flow using current information and events that a market participant would use in determining the current fair value and other-than-temporary impairment of the beneficial interest. FSP 99-20-1 removes the reference to a market participant and requires that an other-than-temporary impairment be recognized in earnings when it is probable that there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model used in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively at the balance sheet date of the reporting period for which the assessment of cash flows is made. We adopted the guidance in FSP 99-20-1 as of December 31, 2008. The adoption did not have a material impact on our consolidated financial condition or results of operations.

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
SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”), which aims to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in subsidiaries held by parties other than the parent shall be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the Consolidated Statements of Income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary must be accounted for consistently as equity transactions. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary, sells some of its ownership interests in its subsidiary, the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will adopt SFAS 160 effective January 1, 2009, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.
FSP FAS No. 140-3 – Accounting for Transfers of Financial Assets and Repurchase Financing Transactions
In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), regarding the criteria for a repurchase financing to be considered a linked transaction under SFAS 140. A repurchase financing is a transaction where the buyer (“transferee”) of a financial asset obtains financing from the seller (“transferor”) and transfers the financial asset back to the seller as collateral until the financing is repaid. Under FSP 140-3, the transferor and the transferee shall not separately account for the transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset. In addition, an initial transfer of a financial asset and a repurchase financing entered into contemporaneously with, or in contemplation of, one another, must meet the criteria identified in FSP 140-3 in order to receive separate accounting treatment. FSP 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. FSP 140-3 will be applied prospectively to initial transfers and repurchase financings executed on or after the beginning of the fiscal year in which FSP 140-3 is initially applied. Early application is not permitted. We will adopt FSP 140-3 effective January 1, 2009, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133
In March 2008, the FASB issued SFAS 161, which amends and expands current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures will include: how and why we use derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. Quantitative disclosures will be enhanced by requiring a tabular format by primary underlying risk and accounting designation for the fair value amount and location of derivative instruments in the financial statements and the amount and location of gains and losses in the financial statements for derivative instruments and related hedged items. The tabular disclosures should improve transparency of derivative positions existing at the end of the reporting period and the effect of using derivatives during the reporting period. SFAS 161 also requires the disclosure of credit-risk-related contingent features in derivative instruments and cross-referencing within the notes to the consolidated financial statements to assist users in locating information about derivative instruments. The amended and expanded disclosure requirements apply to all derivative instruments within the scope of SFAS 133, non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt SFAS 161 effective January 1, 2009, at which time we will include these required enhanced disclosures related to derivative instruments and hedging activities in our financial statements.
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
SFAS No. 163 – Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”), which applies to financial guarantee insurance and reinsurance contracts not accounted for as derivative instruments, and issued by entities within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 changes current accounting practice related to the recognition and measurement of premium revenue and claim liabilities such that premium revenue recognition is linked to the amount of insurance protection and the period in which it is provided, and a claim liability is recognized when it is expected that a claim loss will exceed the unearned premium revenue. In addition, SFAS 163 expands disclosure requirements to include information related to the premium revenue and claim liabilities, as well as information related to the risk-management activities used to evaluate credit deterioration in insured financial obligations. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years; early application is not permitted. However, the disclosure requirements related to risk-management activities are effective in the first period (including interim periods) beginning after May 2008. Because we do not hold a significant amount of financial guarantee insurance and reinsurance contracts, no additional disclosures have been made, and we expect the adoption of SFAS 163 will not be material to our consolidated financial condition or results of operations.
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

EITF No. 08-6 – Investment Accounting Considerations
In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which addresses the effect of SFAS 141(R) and SFAS 160 on equity-method accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). EITF 08-6 will continue the APB 18 requirement that the cost basis of a new equity-method investment will follow a cost accumulation model, which includes transaction costs in the cost of the equity investment and excludes the value of contingent consideration unless it is required to be recognized under other literature. Subsequently, issuances of shares by the equity–method investee that reduce the investor’s ownership percentage should be accounted for as if the investor sold a proportionate share of the investment, with gain or loss recognized through earnings. The EITF decided that the investor would not have to complete a separate impairment analysis on the investee’s underlying assets, but rather the entire equity-method investment would continue to be subject to the current other-than-temporary impairment guidance in APB 18. EITF 08-6 is applicable to all investments accounted for under the equity method and is effective, prospectively, in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We will adopt EITF 08-6 on January 1, 2009, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.
FSP FAS No. 132(R)-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans. The disclosures required under FSP 132(R)-1 will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets including the level within the fair value hierarchy as defined by SFAS 157. FSP 132(R)-1 requires the additional disclosure in SFAS 157 for Level 3 fair value measurements, must also be provided for the fair value measurements of plan assets using Level 3 inputs. The disclosures in FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009, and are not required for earlier periods that are presented for comparative purposes. We will include the disclosures required in FSP 132(R)-1 in the notes to our consolidated financial statements for the year ending December 31, 2009.
3. Acquisitions and Dispositions
Acquisitions
Newton County Loan and Savings, FSB
On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana. We agreed to contribute $10 million to the capital of Newton County Loan & Savings, FSB. We closed on our purchase of Newton County Loan & Savings, FSB on January 15, 2009.
Jefferson-Pilot
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

	As of December 31,
	2008	2007
Goodwill	$—	$340
Specifically identifiable intangible assets	—	266
Other	—	146

Total assets held-for-sale	$—	$752

Liabilities held-for-sale	$—	$354

The results of operations of these businesses have been reclassified into income (loss) from discontinued operations for all applicable periods presented on our Consolidated Statements of Income. The amounts (in millions) related to operations of these businesses, included in income (loss) from discontinued operations, were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Discontinued Operations Before Disposal
Communications revenues, net of agency commissions	$22	$144	$101

Income from discontinued operations before disposal, before federal income taxes	$8	$46	$33
Federal income tax expense	3	16	12

Income from discontinued operations before disposal	5	30	21

Disposal
Gain (loss) on disposal	(12)	57	—
Federal income tax expense (benefit)	(2)	193	—

Loss on disposal	(10)	(136)	—

Income (loss) from discontinued operations	$(5)	$(106)	$21

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
Fixed Income Investment Management Business
During the fourth quarter of 2007, we sold certain institutional taxable fixed income business to an unaffiliated investment management company. Investment Management transferred $12.3 billion of assets under management as part of this transaction. Based upon the assets transferred as of October 31, 2007, the purchase price is expected to be approximately $49 million.
During the fourth quarter of 2007, we received $25 million of the purchase price, with additional scheduled payments over the next three years. During 2007, we recorded an after-tax loss of $2 million in realized gain (loss) on our Consolidated Statements of Income as a result of the goodwill we attributed to this business. During 2008, we recorded an after-tax gain of $5 million in realized gain (loss) on our Consolidated Statements of Income related to this transaction for additional cash received toward the purchase price.

4. Variable Interest Entities
Our involvement with VIEs is primarily to obtain financing and to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. We have carefully analyzed each VIE to determine whether we are the primary beneficiary. Based on our analysis of the expected losses and residual returns of the VIEs in which we have a variable interest, we have concluded that there are no VIEs for which we are the primary beneficiary, and, as such, we have not consolidated the VIEs in our consolidated financial statements. However, for those VIEs in which we are not the primary beneficiary, but hold a variable interest, we recognize the fair value of our variable interest in our consolidated financial statements.
Information (in millions) included in our Consolidated Balance Sheet as of December 31, 2008 for those VIEs where we had significant variable interest and where we were a sponsor that held a variable interest was as follows:

	LNC Amounts Related to VIE
			Maximum
	Total	Total	Loss
	Assets	Liabilities	Exposure
Affiliated trust	$5	$—	$—
Credit-linked notes	50	—	600
Affiliated Trust
We are the sponsor of an affiliated trust, Lincoln National Capital Trust VI, which was formed solely for the purpose of issuing trust preferred securities and lending the proceeds to us. We own the common securities of this trust, approximately a 3% ownership, and the only assets of the trust are the junior subordinated debentures issued by us. Our common stock investment in this trust was financed by the trust and is reported in other investments on our Consolidated Balance Sheets. Distributions are paid by the trust to the preferred security holders on a quarterly basis and the principal obligations of the trust are irrevocably guaranteed by us. Upon liquidation of the trust, the holders of the preferred securities are entitled to a fixed amount per share plus accumulated and unpaid distributions. We reserve the right to redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and defer the interest payments due on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debenture.
Our common stock investment does not represent a significant variable interest in the trust, as we do not receive any distributions or absorb any losses from the trust. Therefore, we are not the primary beneficiary and do not consolidate the trust. Since our investment in the common stock of the trust was financed directly by the trust, we do not have any equity investment at risk, and therefore, do not have exposure to loss from the trust.
Credit-Linked Notes
We invested in two credit-linked notes where the note holders do not have voting rights or decision-making capabilities. The entities that issued the credit-linked notes are financed by the note holders, and as such, the note holders participate in the expected losses and residual returns of the entities. Because the note holders’ investment does not permit them to make decisions about the entities’ activities that would have a significant effect on the success of the entities, we have determined that these entities are VIEs. We are not the primary beneficiary of the VIEs as the multi-tiered class structure of the credit-linked notes requires the subordinated classes of the investment pool to absorb credit losses prior to our class of notes. As a result, we will not absorb the majority of the expected losses and the coupon we receive on the credit-linked notes limits our participation in the residual returns. For information regarding our exposure to loss in our credit-linked notes, see “Credit-Linked Notes” in Note 5.

5. Investments
Available-for-Sale Securities
Pursuant to SFAS No. 157, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in “SFAS No. 157 – Fair Value Measurements” in Note 2. See Note 22 for additional disclosures regarding our fair values required by SFAS 157.
The amortized cost, gross unrealized gains and losses and fair value of available-for-sale securities (in millions) were as follows:

	As of December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$41,219	$667	$5,174	$36,712
U.S. Government bonds	204	42	—	246
Foreign government bonds	755	56	51	760
Mortgage-backed securities:
Mortgage pass-through securities	1,875	62	38	1,899
Collateralized mortgage obligations	6,918	174	780	6,312
Commercial mortgage-backed securities	2,535	9	625	1,919
State and municipal bonds	125	2	2	125
Hybrid and redeemable preferred stocks	1,563	6	607	962

Total fixed maturity securities	55,194	1,018	7,277	48,935
Equity securities	466	9	187	288

Total available-for-sale securities	$55,660	$1,027	$7,464	$49,223

	As of December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Corporate bonds	$43,973	$1,120	$945	$44,148
U.S. Government bonds	205	17	—	222
Foreign government bonds	979	67	8	1,038
Mortgage-backed securities:
Mortgage pass-through securities	1,226	24	5	1,245
Collateralized mortgage obligations	6,721	78	130	6,669
Commercial mortgage-backed securities	2,711	49	70	2,690
State and municipal bonds	151	2	—	153
Hybrid and redeemable preferred stocks	103	9	1	111

Total fixed maturity securities	56,069	1,366	1,159	56,276
Equity securities	548	13	43	518

Total available-for-sale securities	$56,617	$1,379	$1,202	$56,794

The amortized cost and fair value of fixed maturity available-for-sale securities by contractual maturities (in millions) were as follows:

	As of December 31, 2008
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,739	$1,721
Due after one year through five years	13,191	12,474
Due after five years through ten years	14,544	12,483
Due after ten years	14,392	12,127

Subtotal	43,866	38,805
Mortgage-backed securities	11,328	10,130

Total fixed maturity available-for-sale securities	$55,194	$48,935

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses of available-for-sale securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2008
	Less Than Or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$19,123	$2,398	$6,098	$2,776	25,221	$5,174
U.S. Government bonds	3	—	—	—	3	—
Foreign government bonds	159	17	64	34	223	51
Mortgage-backed securities:
Mortgage pass-through securities	96	26	52	12	148	38
Collateralized mortgage obligations	853	299	720	481	1,573	780
Commercial mortgage-backed securities	1,133	175	499	450	1,632	625
State and municipal bonds	29	2	2	—	31	2
Hybrid and redeemable preferred stocks	461	267	418	340	879	607

Total fixed maturity securities	21,857	3,184	7,853	4,093	29,710	7,277
Equity securities	215	184	9	3	224	187

Total available-for-sale securities	$22,072	$3,368	$7,862	$4,096	$29,934	$7,464

Total number of securities in an unrealized loss position						3,682

	As of December 31, 2007
	Less Than Or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$11,540	$679	$4,467	$266	$16,007	$945
U.S. Government bonds	—	—	3	—	3	—
Foreign government bonds	95	4	51	4	146	8
Mortgage-backed securities:
Mortgage pass-through securities	32	1	193	4	225	5
Collateralized mortgage obligations	1,742	101	1,116	29	2,858	130
Commercial mortgage-backed securities	520	47	562	23	1,082	70
State and municipal bonds	29	—	17	—	46	—
Hybrid and redeemable preferred stocks	13	1	—	—	13	1

Total fixed maturity securities	13,971	833	6,409	326	20,380	1,159
Equity securities	402	42	8	1	410	43

Total available-for-sale securities	$14,373	$875	$6,417	$327	$20,790	$1,202

Total number of securities in an unrealized loss position						2,441

The fair value, gross unrealized losses (in millions) and number of available-for-sale securities where the fair value had declined below amortized cost by greater than 20%, were as follows:

	As of December 31, 2008
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities
Less than six months	$916	$526	170
Six months or greater, but less than nine months	1,222	578	219
Nine months or greater, but less than twelve months	1,613	818	228
Twelve months or greater	4,207	3,640	812

Total available-for-sale securities	$7,958	$5,562	1,429

	As of December 31, 2007
		Gross	Number
	Fair	Unrealized	of
	Value	Losses	Securities
Less than six months	$136	$49	22
Six months or greater, but less than nine months	427	138	32
Nine months or greater, but less than twelve months	364	110	17
Twelve months or greater	183	81	60

Total available-for-sale securities	$1,110	$378	131

As described more fully in Note 1, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, the cause of the $6.3 billion increase in our gross unrealized losses for available-for-sale securities for the year ended December 31, 2008, was attributable primarily to a combination of reduced liquidity in several market segments and deterioration in credit fundamentals. We believe that the securities in an unrealized loss position as of December 31, 2008 and 2007 were not other-than-temporarily impaired due to our ability and intent to hold for a period of time sufficient for recovery.
Trading Securities
Trading securities at fair value retained in connection with Modco and CFW reinsurance arrangements (in millions) consisted of the following:

	As of December 31,
	2008	2007
Corporate bonds	$1,601	$1,999
U.S. Government bonds	414	367
Foreign government bonds	39	46
Mortgage-backed securities:
Mortgage pass-through securities	32	22
Collateralized mortgage obligations	124	160
Commercial mortgage-backed securities	77	107
State and municipal bonds	14	19
Hybrid and redeemable preferred stocks	30	8

Total fixed maturity securities	2,331	2,728
Equity securities	2	2

Total trading securities	$2,333	$2,730

The portion of the market adjustment for losses that relate to trading securities still held as of December 31, 2008, 2007 and 2006 was $192 million, $10 million and $53 million, respectively.

Mortgage Loans on Real Estate
Mortgage loans on real estate principally involve commercial real estate. The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 30% and 29% of mortgage loans as of December 31, 2008 and 2007, respectively. As of December 31, 2008, we held no impaired mortgage loans and, therefore, had no valuation allowance.
Net Investment Income
The major categories of net investment income (in millions) on our Consolidated Statements of Income were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Net Investment Income
Fixed maturity available-for-sale securities	$3,399	$3,367	$3,012
Equity available-for-sale securities	29	41	27
Trading securities	166	176	197
Mortgage loans on real estate	475	494	417
Real estate	23	44	38
Standby real estate equity commitments	3	12	18
Policy loans	179	175	159
Invested cash	63	73	89
Commercial mortgage loan prepayment and bond makewhole premiums	29	57	70
Alternative investments	(34)	102	46
Consent fees	5	10	8
Other investments	(4)	12	10

Investment income	4,333	4,563	4,091
Investment expense	(125)	(185)	(168)

Net investment income	$4,208	$4,378	$3,923

Realized Loss Related to Investments
The detail of the realized loss related to investments (in millions) was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Fixed maturity available-for-sale securities:
Gross gains	$74	$125	$132
Gross losses	(1,145)	(185)	(103)
Equity available-for-sale securities:
Gross gains	5	8	—
Gross losses	(164)	(111)	(1)
Gain on other investments	32	18	4
Associated amortization expense (benefit) of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities	260	29	(41)

Total realized loss on investments, excluding trading securities	(938)	(116)	(9)
Gain (loss) on certain derivative instruments	(112)	(11)	2
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	—	1	—

Total realized loss on investments and certain derivative instruments, excluding trading securities	$(1,050)	$(126)	$(7)

Write-downs for other-than-temporary impairments included in realized loss on available-for-sale securities above	$(1,075)	$(261)	$(64)

See Note 16 for a comprehensive listing of realized gain (loss) reported on our Consolidated Statements of Income.
Securities Lending
The carrying values of securities pledged under securities lending agreements were $427 million and $655 million as of December 31, 2008 and 2007, respectively. The fair values of these securities were $410 million and $634 million as of December 31, 2008 and 2007, respectively. The carrying value and fair value of the collateral payable held for derivatives is $2.8 billion as of December 31, 2008. We did not have a collateral payable for derivatives as of December 31, 2007.
Reverse Repurchase Agreements
The carrying values of securities pledged under reverse repurchase agreements were $470 million and $480 million as of December 31, 2008 and 2007, respectively. The fair values of these securities were $496 million and $502 million as of December 31, 2008 and 2007, respectively.
Investment Commitments
As of December 31, 2008, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $705 million, which included $267 million of standby commitments to purchase real estate upon completion and leasing.
Concentrations of Financial Instruments
As of December 31, 2008, we had investments in the collateralized mortgage obligation industry with a fair value of $6.8 billion or 10% of the invested assets portfolio totaling $67.3 billion. We utilized the industry classifications to obtain the concentration of financial instruments amount, as such, this amount will not agree to the available-for-sale securities table above. We did not have a concentration of financial instruments in a single industry as of December 31, 2007. As of December 31, 2008 and 2007, we did not have a significant concentration of financial instruments in a single investee or geographic region of the U.S.

Credit-Linked Notes
As of December 31, 2008 and 2007, other contract holder funds on our Consolidated Balance Sheets included $600 million and $1.2 billion outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively. LNL invested the proceeds of $850 million received for issuing three funding agreements in 2006 and 2007 into three separate credit-linked notes originated by third party companies. One of the credit-linked notes totaling $250 million was paid off at par in September of 2008, and, as a result, the related structure, including the $250 million funding agreement, was terminated. The two remaining credit-linked notes are asset-backed securities, classified as corporate bonds in the tables above and are reported as fixed maturity securities on our Consolidated Balance Sheets. An additional $300 million funding agreement was assumed as a result of the merger of Jefferson-Pilot, but was not invested into credit-linked notes. This $300 million funding agreement matured on June 2, 2008.
We earn a spread between the coupon received on the credit-linked notes and the interest credited on the funding agreement. Our credit-linked notes were created using a special purpose trust that combines highly rated assets with credit default swaps to produce a multi-class structured security. The high quality asset in these transactions is a AAA-rated asset-backed security secured by a pool of credit card receivables. Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios. As permitted in the credit-linked note agreements, Delaware Investments acts as the investment manager for the pool of underlying issuers in each of the transactions.  Delaware Investments, from time to time, has directed substitutions of corporate names in the reference portfolio.  When substituting corporate names, the issuing special purpose trust transacts with a third party to sell credit protection on a new issuer, selected by Delaware Investments.  The cost to substitute the corporate names is based on market conditions and the liquidity of the corporate names.  This new issuer will replace the issuer Delaware Investments has identified to remove from the pool of issuers.  The substitution of corporate issuers does not revise the credit-linked note agreement.  The subordination and the participation in credit losses may change as a result of the substitution.  The amount of the change is dependant upon the relative risk of the issuers removed and replaced in the pool of issuers.
Consistent with other debt market instruments, we are exposed to credit losses within the structure of the credit-linked notes, which could result in principal losses to our investments. However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the credit-linked note, which requires the subordinated classes of the investment pool to absorb all of the credit losses. LNL owns the mezzanine tranche of these investments. To date, there has been one default in the underlying collateral pool of the $400 million credit-linked note and two defaults in the underlying collateral pool of the $200 million credit-linked note. There has been no event of default on the credit-linked notes themselves. We feel the remaining subordination is sufficient to absorb future credit losses, subject to changing market conditions. We do not anticipate any future payments under the credit-linked notes, and as such, there are no recourse provisions or assets held as collateral for the recovery of any future payments. Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of December 31, 2008.
As in the general markets, spreads on these transactions have widened, causing unrealized losses. We had unrealized losses of $550 million on the $600 million in credit-linked notes as of December 31, 2008 and $190 million on the $850 million in credit-linked notes as of December 31, 2007. As described more fully in Note 1, we regularly review our investment holdings for other-than-temporary impairments. Based upon this review, we believe that these securities were not other-than-temporarily impaired as of December 31, 2008 and 2007.
The following summarizes information regarding our investments in these securities (dollars in millions):

	Amount and Date of Issuance
	$400	$200
	December 2006	April 2007
Amortized cost (1)	$400	$200
Fair value (1)	30	20
Attachment point (1)	4.77%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche (1)	BBB-	Baa2
Current rating of underlying collateral pool (1)	Aaa-Caa1	Aaa-Ba3
Number of entities (1)	124	98
Number of countries (1)	20	23

(1)	As of December 31, 2008

6. Derivative Instruments
Types of Derivative Instruments and Derivative Strategies
We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk and credit risk. We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps and treasury locks. Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps and foreign currency forwards. Call options on our stock, call options on the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy. We also use credit default swaps as part of our credit risk management strategy.
As of December 31, 2008 and 2007, we had derivative instruments that were designated and qualified as cash flow hedges, fair value hedges and the hedge of a net investment in a foreign subsidiary. We also had derivative instruments that were economic hedges, but were not designated as hedging instruments under SFAS 133. See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.
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
Our hedging strategy is designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuities including the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature, the 4LATER® Advantage GIB feature and the i4LIFE® Advantage GIB feature that is available in our variable annuity products. Certain features of these guarantees, notably our GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157. We weight these features and their associated reserves accordingly based on their hybrid nature. The change in estimated fair value of the portion of guarantee features that are considered to be derivatives under SFAS 133 is reported in net income. The hedging strategy is designed such that changes in the value of the hedge contracts generally offset changes in the value of the embedded derivative of the GWB and GIB. As part of our current hedging program, equity markets, interest rates and volatility in market conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in assets and liabilities caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.
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
We also distribute indexed annuity contracts. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500. This feature represents an embedded derivative under SFAS 133. Contract holders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Income. In calculating our future contract benefit liabilities under these contracts, SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the Consolidated Balance Sheets, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Income.

Pursuant to SFAS 157, we have categorized our derivative instruments into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in “SFAS 157 – Fair Value Measurements” in Note 2. See Note 22 for additional disclosures regarding our fair values required by SFAS 157. We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional amounts along with their carrying values and estimated fair values (in millions), were as follows:

	As of December 31,
			Assets (Liabilities)
	Notional Amounts		Carrying or Fair Value
	2008	2007	2008	2007
Cash flow hedges:
Interest rate swap agreements	$780	$1,371	$(50)	$(5)
Foreign currency swaps	366	366	64	(17)
Call options (based on LNC stock)	—	—	—	1

Total cash flow hedges	1,146	1,737	14	(21)

Fair value hedges:
Interest rate swap agreements	375	375	196	22
Equity collar	49	49	138	47

Total fair value hedges	424	424	334	69

Net investment in foreign subsidiary:
Foreign currency forwards	183	—	74	—

All other derivative instruments:
Interest rate cap agreements	2,200	4,100	—	2
Interest rate futures	8,570	259	—	—
Equity futures	3,769	296	—	—
Interest rate swap agreements	7,759	4,722	998	41
Credit default swaps	149	60	(51)	—
Total return swaps	126	126	—	—
Put options	4,700	4,025	1,727	529
Call options (based on LNC stock)	18	23	—	13
Call options (based on S&P 500)	2,951	2,858	31	149
Variance swaps	31	6	204	(4)

Total other derivative instruments	30,273	16,475	2,909	730

Embedded derivatives per SFAS 133/SFAS 157	—	—	(2,858)	(420)

Total derivative instruments	$32,026	$18,636	$473	$358

The carrying or fair value of total derivative instruments (in millions) reported above is reflected within the Consolidated Balance Sheets as follows:

	As of December 31,
	2008	2007
Derivative investments	$3,397	$807
Reinsurance related derivative asset (liability)	31	(219)
Future contract benefits liability	(2,904)	(230)
Other liabilities — credit default swaps	(51)	—

Total	$473	$358

The notional amounts of derivative financial instruments by maturity (in millions) were as follows:

	Remaining Life as of December 31, 2008
	Less Than	1 – 5	5 – 10	After
	1 Year	Years	Years	10 Years	Total
Cash flow hedges:
Interest rate swap agreements	$146	$128	$240	$266	$780
Foreign currency swaps	—	—	231	135	366

Total cash flow hedges	146	128	471	401	1,146

Fair value hedges:
Interest rate swap agreements	—	—	—	375	375
Equity collar	—	49	—	—	49

Total fair value hedges	—	49	—	375	424

Net investment in foreign subsidiary:
Foreign currency forwards	183	—	—	—	183

All other derivative instruments:
Interest rate cap agreements	1,200	1,000	—	—	2,200
Interest rate futures	8,570	—	—	—	8,570
Equity futures	3,769	—	—	—	3,769
Interest rate swap agreements	—	1,966	1,706	4,087	7,759
Credit default swaps	—	60	89	—	149
Total return swaps	126	—	—	—	126
Put options	—	1,825	2,700	175	4,700
Call options (based on LNC stock)	—	18	—	—	18
Call options (based on S&P 500)	2,185	766	—	—	2,951
Variance swaps	—	6	25	—	31

Total other derivative instruments	15,850	5,641	4,520	4,262	30,273

Total derivative instruments	$16,179	$5,818	$4,991	$5,038	$32,026

The settlement payments and mark-to-market adjustments on derivative instruments (in millions) recorded on our Consolidated Statements of Income were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Cash flow hedges:
Interest rate swap agreements (1)	$4	$5	$5
Foreign currency swaps (1)	(1)	(1)	(1)

Total cash flow hedges	3	4	4

Fair value hedges:
Interest rate swap agreements (2)	6	—	2

All other derivative instruments:
Equity futures (3)	882	(13)	(10)
Interest rate swap agreements (3)	1,167	43	—
Credit default swaps (1)	1	—	—
Total return swaps (4)	(69)	—	13
Put options (3)	1,094	117	(56)
Call options (based on LNC stock) (4)	(8)	(3)	10
Call options (based on S&P 500) (3)	(204)	6	62
Variance swaps (3)	267	(4)	—

Total other derivative instruments	3,130	146	19

Total derivative instruments	$3,139	$150	$25

(1)	Reported in net investment income on our Consolidated Statements of Income.

(2)	Reported in interest and debt expense on our Consolidated Statements of Income.

(3)	Reported in net realized gain (loss) on our Consolidated Statements of Income.

(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.
Derivative Instruments Designated as Cash Flow Hedges
Gains (losses) (in millions) on derivative instruments designated as cash flow hedges were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Ineffective portion recognized in realized gain (loss)	$1	$(1)	$1

Gains recognized as a component of OCI with the offset to:
Net investment (income)	$2	$2	$3
Benefit expense (recovery)	—	1	(2)

	$2	$3	$1

As of December 31, 2008, $7 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during 2009. This reclassification is due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of stock appreciation rights (“SARs”).
For the years ended December 31, 2008, 2007 and 2006, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements
We use a portion of our interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in net investment income on our Consolidated Statements of Income. Gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued.
In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate. The net receipts/payments from these interest rate swaps are recorded in net investment income on our Consolidated Statements of Income.
Forward-Starting Interest Rate Swaps
During the year ended December 31, 2006, we entered into a series of forward-starting interest rate swaps to hedge the issuance of debt to finance the merger with Jefferson-Pilot. We were required to pay the counterparty(s) a predetermined fixed stream of payments in exchange for a floating rate stream from the counterparty. By doing so, we were able to hedge the exposure to fluctuations in interest rates prior to issuing the debt. The receipt from the termination of the forward-starting swaps is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related debt issuance. As of December 31, 2008 and 2007, we had no open forward-starting swaps hedging debt issuance.
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
Treasury Lock Agreements
During the year ended December 31, 2005, we entered into a treasury lock to hedge the issuance of debt to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. The receipt or payment from the termination of a treasury lock is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related senior debt. The treasury lock agreement related to the merger with Jefferson-Pilot was unwound in May 2006. As of December 31, 2008 and 2007, we had no outstanding open treasury locks.

Derivative Instruments Designated as Fair Value Hedges
We designate and account for interest rate swap agreements and equity collars as fair value hedges, when they have met the requirements of SFAS 133. Information related to our fair value hedges (in millions) was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Losses recognized as a component of realized investment loss	$(18)	$(10)	$—
Gains recognized as a component of OCI with the offset to interest expense	4	3	3
There were no ineffective portions of fair value hedges for the years ended 2008, 2007 and 2006, respectively.
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
Equity Collars
We used an equity collar on 4 million shares of our Bank of America (“BOA”) stock holdings. The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option. This effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction. With the equity collar in place, we are able to pledge the BOA stock as collateral, which then allows us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes. The change in fair value of the equity collar is reported on our Consolidated Statements of Income in the period of change along with the offsetting changes (when applicable) in fair value of the stock being hedged.
Derivative Instruments Designated as a Net Investment in Foreign Subsidiary
We use foreign currency forward contracts to hedge a portion of our net investment in our foreign subsidiary, Lincoln UK. The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date at a specified exchange rate. The foreign currency forward contracts outstanding as of December 31, 2008, were terminated on February 5, 2009. The gain on the termination of the foreign currency forward contract of $38 million was recorded in OCI.
All Other Derivative Instruments
We use various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been designated by us for hedge accounting treatment.
Interest Rate Cap Agreements
The interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four. The purpose of our interest rate cap agreement program is to provide a level of protection from the effect of rising interest rates for our annuity business, within our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements do not qualify for hedge accounting under SFAS 133.

Interest Rate Futures and Equity Futures
We use interest rate futures and equity futures contracts to hedge the liability exposure on certain options in variable annuity products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price. Cash settlements on the change in market value of financial futures contracts, along with the resulting gains or losses, are recorded daily as a component of realized gain (loss) on our Consolidated Statements of Income.
Interest Rate Swap Agreements
We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products. The change in market value and periodic cash settlements are recorded as a component of realized gain (loss) on our Consolidated Statements of Income.
Foreign Currency Forward Contracts
We use foreign currency forward contracts to hedge dividends received from our U.K.-based subsidiary, Lincoln UK. The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date and a specified exchange rate. The contract does not qualify for hedge accounting under SFAS 133. Therefore, all gains or losses on the foreign currency forward contracts are recorded as a component of realized gain (loss) on our Consolidated Statements of Income.
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
Put Options
We use put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. The change in market value of the put options along with the resulting gains or losses on terminations and expirations are recorded as a component of realized gain (loss) on our Consolidated Statements of Income.
Call Options (Based on LNC Stock)
We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock. Call options hedging vested SARs are not eligible for hedge accounting treatment under SFAS 133. Mark-to-market changes are recorded in net income as underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.
Call Options (Based on S&P 500)
We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500. Contract holders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Income.
Variance Swaps
We use variance swaps to hedge the liability exposure on certain options in variable annuity products. Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined at inception. The change in market value and resulting gains and losses on terminations and expirations are recorded as a component of realized gain (loss) on our Consolidated Statements of Income.

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
Information related to our open credit default swaps for which we are the seller (in millions) as of December 31, 2008, was as follows:

	Reason		Nature		Credit		Maximum
	for		of		Rating of	Fair	Potential
Maturity	Entering		Recourse		Counterparty	Value(4)	Payout
3/20/2010		(1)		(3)	Aa3/A+	$(1)	$10
6/20/2010		(1)		(3)	Aa2/A	—	10
12/20/2012		(2)		(3)	Aa2/A+	—	10
12/20/2012		(2)		(3)	Aa2/A+	—	10
12/20/2012		(2)		(3)	A1/A	—	10
12/20/2012		(2)		(3)	A1/A	(1)	10
3/20/2017		(2)		(3)	A2/A	(14)	22	(5)
3/20/2017		(2)		(3)	A2/A	(10)	14	(5)
3/20/2017		(2)		(3)	A2/A	(8)	18	(5)
3/20/2017		(2)		(3)	A2/A	(11)	18	(5)
3/20/2017		(2)		(3)	A2/A	(6)	17	(5)

						$(51)	$149

(1)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.

(2)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.

(3)	Seller does not have the right to demand indemnification/compensation from third parties in case of a loss (payment) on the contract.

(4)	Broker quotes are used to determine the market value of credit default swaps.

(5)	These credit default swaps were sold to a counter party of the issuing special purpose trust as discussed in the “Credit-Linked Notes” section in Note 5.
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
Modco and CFW Arrangements
We are involved in various Modco and CFW reinsurance arrangements that have embedded derivatives. The change in fair value of the embedded derivatives, as well as the gains or losses on trading securities supporting these arrangements, are recorded through net income as a component of realized gain (loss) on our Consolidated Statements of Income.

Variable Annuity Products
We have certain variable annuity products with GWB and GIB features that are embedded derivatives. Certain features of these guarantees, notably our GIB and 4LATER® features, have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157. We weight these features and their associated reserves accordingly based on their hybrid nature. The change in fair value of the embedded derivatives flows through net income as realized gain (loss) on our Consolidated Statements of Income. As of December 31, 2008 and 2007, we had approximately $12.7 billion and $18.9 billion, respectively, of account values that were attributable to variable annuities with a GWB feature. As of December 31, 2008 and 2007, we had approximately $4.7 billion and $4.9 billion, respectively, of account values that were attributable to variable annuities with a GIB feature. All of the outstanding contracts with a GIB feature are still in the accumulation phase.
We implemented a hedging strategy designed to mitigate the income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with GWB and GIB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivatives of the GWB and GIB contracts subject to the hedging strategy. While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.
Available-For-Sale Securities
We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes. These embedded derivatives have not been qualified for hedge accounting treatment under SFAS 133; therefore, the change in fair value of the embedded derivatives flows through net investment income on our Consolidated Statements of Income.
Credit Risk
We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or non-performance risk. As of December 31, 2008, the non-performance risk adjustment was $20 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We and our insurance subsidiaries are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring us to post collateral upon significant downgrade. We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. As of December 31, 2008 and 2007, the exposure was $562 million and $781 million, respectively.
7. Federal Income Taxes
The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Current	$472	$499	$270
Deferred	(559)	54	213

Total federal income tax expense (benefit)	$(87)	$553	$483

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Tax rate times pre-tax income (loss)	$(9)	$656	$622
Effect of:
Tax-preferred investment income	(81)	(105)	(98)
Tax credits	(25)	(21)	(23)
Goodwill	58	5	—
Prior year tax return adjustment	(35)	(13)	(25)
Other items	5	31	7

Provision for income taxes	$(87)	$553	$483

Effective tax rate	N/M	30%	27%

The effective tax rate is a ratio of tax expense over pre-tax income (loss). Because the pre-tax loss of $25 million resulted in a tax benefit of $87 million in 2008, the effective tax rate was not meaningful. The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate. Included in tax-preferred investment income was a separate account dividend received deduction benefit of $81 million, $88 million and $80 million for the years ended December 31, 2008, 2007 and 2006, respectively, exclusive of any prior years’ tax return adjustment.
The federal income tax asset (liability) (in millions), which is included in other assets as of December 31, 2008, and other liabilities as of December 31, 2007, on our Consolidated Balance Sheets, was as follows:

	As of December 31,
	2008	2007
Current	$(729)	$(630)
Deferred	1,755	(308)

Total federal income tax asset (liability)	$1,026	$(938)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2008	2007
Deferred Tax Assets
Future contract benefits and other contract holder funds	$2,257	$2,041
Deferrred gain on business sold through reinsurance	190	244
Net unrealized loss on available-for-sale securities	2,253	—
Reinsurance related derivative liabilities	—	77
Other investments	241	—
Postretirement benefits other than pensions	142	15
Compensation and benefit plans	215	266
Ceding commission asset	5	7
Other	145	56

Total deferred tax assets	5,448	2,706

Deferred Tax Liabilities
DAC	2,030	1,492
VOBA	1,317	985
Net unrealized gain on available-for-sale securities	—	38
Net unrealized gain on trading securities	9	76
Reinsurance related derivative assets	11	—
Other investments	—	62
Intangibles	56	130
Other	270	231

Total deferred tax liabilities	3,693	3,014

Net deferred tax asset (liability)	$1,755	$(308)

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. As of December 31, 2008 and 2007, we concluded that it was more likely than not that all gross deferred tax assets will reduce taxes payable in future years.
We have made the decision not to permanently reinvest earnings in Lincoln National (UK) Plc. Full U.S. deferred taxes applicable to any un-repatriated earnings have been recorded.
As discussed in Note 2, we adopted FIN 48 on January 1, 2007. As of December 31, 2008 and 2007, $184 million and $174 million of our unrecognized tax benefits presented below, if recognized, would have impacted our income tax expense and our effective tax rate. We anticipate a change to our unrecognized tax benefits during 2009 in the range of none to $53 million. A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Years Ended
	December 31,
	2008	2007
Balance at beginning-of-year	$329	$309
Increases for prior year tax positions	16	7
Decreases for prior year tax positions	(46)	(1)
Increases for current year tax positions	21	21
Decreases for current year tax positions	(6)	(7)
Decreases for settlements with taxing authorities	(8)	—
Decreases for lapse of statute of limitations	(4)	—

Balance at end-of-year	$302	$329

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense. During the years ended December 31, 2008, 2007 and 2006, we recognized interest and penalty expense related to uncertain tax positions of $2 million, $21 million and $14 million, respectively. We had accrued interest and penalty expense related to the unrecognized tax benefits of $74 million and $72 million as of December 31, 2008 and 2007, respectively.
We are subject to annual tax examinations from the Internal Revenue Service (“IRS”). During the third quarter of 2008, the IRS completed its examination for tax years 2003 and 2004 resulting in a proposed assessment. We believe a portion of the assessment is inconsistent with the existing law and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition. We are currently under audit by the IRS for years 2005 and 2006. The Jefferson-Pilot subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle. For the former Jefferson-Pilot Corporation and its subsidiaries, the IRS is examining tax year ended April 2, 2006.
8. DAC, VOBA, DSI and DFEL
During the fourth quarter of 2008, we recorded a decrease to income from continuing operations totaling $263 million or $1.01 per diluted share, for a reversion to the mean prospective unlocking of DAC, VOBA, DSI and DFEL as a result of significant and sustained declines in the equity markets during 2008. The pre-tax impact for these items is included within the prospective unlocking line items in the changes in DAC, VOBA, DSI and DFEL tables below.
Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning-of-year	$6,510	$5,116	$4,164
Cumulative effect of adoption of SOP 05-1	—	(31)	—
Deferrals	1,817	2,012	1,482
Amortization, net of interest:
Prospective unlocking — assumption changes	(368)	35	6
Prospective unlocking — model refinements	44	(55)	(6)
Retrospective unlocking	(199)	67	41
Other amortization, net of interest	(641)	(824)	(670)
Adjustment related to realized gains on available-for-sale securities and derivatives	(203)	79	(53)
Adjustment related to unrealized losses on available-for-sale securities and derivatives	1,163	103	86
Foreign currency translation adjustment	(129)	8	66

Balance at end-of-year	$7,994	$6,510	$5,116

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning-of-year	$3,070	$3,304	$999
Cumulative effect of adoption of SOP 05-1	—	(35)	—
Business acquired	—	14	2,478
Deferrals	40	46	96
Amortization, net of interest:
Prospective unlocking — assumption changes	9	14	(3)
Prospective unlocking — model refinements	(15)	(7)	—
Retrospective unlocking	(37)	11	(1)
Other amortization	(361)	(449)	(372)
Accretion of interest	131	143	128
Adjustment related to realized gains (losses) on available-for-sale securities and derivatives	98	—	(8)
Adjustment related to unrealized gains (losses) on available-for-sale securities and derivatives	1,074	24	(48)
Foreign currency translation adjustment	(67)	5	35

Balance at end-of-year	$3,942	$3,070	$3,304

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2008, was as follows:

2009	$263
2010	246
2011	215
2012	197
2013	180
Thereafter	1,723

Total	$2,824

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning-of-year	$279	$194	$129
Cumulative effect of adoption of SOP 05-1	—	(3)	—
Deferrals	96	116	86
Amortization, net of interest:
Prospective unlocking — assumption changes	(37)	2	1
Prospective unlocking — model refinements	—	(1)	—
Retrospective unlocking	(13)	1	3
Other amortization, net of interest	(16)	(35)	(22)
Adjustment related to realized gains (losses) on available-for-sale securities and derivatives	(46)	5	(3)

Balance at end-of-year	$263	$279	$194

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning-of-year	$1,183	$977	$796
Cumulative effect of adoption of SOP 05-1	—	(2)	—
Deferrals	432	412	249
Amortization, net of interest:
Prospective unlocking — assumption changes	(37)	4	21
Prospective unlocking — model refinements	25	(34)	(4)
Retrospective unlocking	(47)	9	9
Other amortization, net of interest	(161)	(191)	(142)
Adjustment related to realized (gains) losses on available-for-sale securities and derivatives	(17)	2	(2)
Foreign currency translation adjustment	(96)	6	50

Balance at end-of-year	$1,282	$1,183	$977

9. Reinsurance
The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Income, excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2008	2007	2006
Direct insurance premiums and fees	$6,331	$6,077	$4,793
Reinsurance assumed	18	12	8
Reinsurance ceded	(1,024)	(952)	(831)

Total insurance premiums and fees, net	$5,325	$5,137	$3,970

Direct insurance benefits	$4,239	$3,599	$2,833
Reinsurance recoveries netted against benefits	(1,082)	(1,037)	(927)

Total benefits, net	$3,157	$2,562	$1,906

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance in order to limit our exposure to mortality losses and enhance our capital management.
Under our reinsurance program, we reinsure approximately 50% to 55% of the mortality risk on newly issued non-term life insurance contracts and approximately 40% to 45% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed and VUL insurance contracts. Additionally, the retention per single insured life for term life insurance and for corporate owned life insurance is $2 million for each type of insurance. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. As of December 31, 2008, the reserves associated with these reinsurance arrangements totaled $1.1 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits.
We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers. Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity reinsurance transactions. Swiss Re represents our largest reinsurance exposure. Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations. As we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.5 billion as of December 31, 2008. Swiss Re has funded a trust, with a balance of $1.9 billion as of December 31, 2008, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives as of December 31, 2008, included $2.0 billion and $9 million, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as a deferred gain in the liability section of our Consolidated Balance Sheets in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. During 2008, 2007 and 2006 we amortized $50 million, $55 million and $50 million, after-tax, respectively, of deferred gain on the sale of the reinsurance operation.
Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2008, may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under SFAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. We would not transfer any cash to Swiss Re as a result of these developments.
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
Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business. As of December 31, 2008, there were approximately $1.0 billion of reserves on this business. Under the reinsurance agreement with Swiss Re, there was a recoverable of approximately $900 million and a corresponding funds withheld liability of approximately $840 million. As previously disclosed, we had entered into arbitration regarding Swiss Re’s obligation to pay reinsurance recoverables on certain of this disability income business. As of December 31, 2008, the amount due from Swiss Re was approximately $53 million related to this disability income business. In late January 2009, we were notified of the arbitration panel’s decision to order a rescission of the underlying reinsurance agreement. As a result of the ruling, a rescission of the reinsurance agreement previously in place would result in our writing down this receivable. However, we expect that such a write-down would be partially offset by other items including the release of our embedded derivative liability related to the funds withheld nature of the reinsurance agreements for this business. We believe that the rescission will result in the elimination of the recoverable and corresponding funds withheld liability as well as our being responsible for paying claims on the business and establishing sufficient reserves to support the liabilities. Because the decision leaves it to the parties to effectuate the rescission, we expect to begin negotiations with Swiss Re regarding various aspects of the rescission. In addition, we would expect to carry out a review of the adequacy of the reserves supporting the liabilities. We are also currently evaluating our options in light of the arbitration panel’s ruling; however, based on currently available information and our views of the manner in which the rescission will be effectuated, we do not currently expect the rescission to have a material adverse effect on our results of operations, liquidity or capital resources.

10. Goodwill and Specifically Identifiable Intangible Assets
The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2008
	Balance At	Purchase		Dispositions	Balance
	Beginning-	Accounting		and	At End-
	of-Year	Adjustments	Impairment	Other	of-Year
Retirement Solutions:
Annuities	$1,046	$(6)	$—	$—	$1,040
Defined Contribution	20	—	—	—	20
Insurance Solutions:
Life Insurance	2,201	(13)	—	—	2,188
Group Protection	274	—	—	—	274
Investment Management	247	1	—	—	248
Lincoln UK	17	—	(12)	(5)	—
Other Operations	339	(1)	(164)	—	174

Total goodwill	$4,144	$(19)	$(176)	$(5)	$3,944

	For the Year Ended December 31, 2007
	Balance At	Purchase		Dispositions	Balance
	Beginning-	Accounting		and	At End-
	of-Year	Adjustments	Impairment	Other	of-Year
Retirement Solutions:
Annuities	$1,032	$14	$—	$—	$1,046
Defined Contribution	20	—	—	—	20
Insurance Solutions:
Life Insurance	2,181	20	—	—	2,201
Group Protection	281	(7)	—	—	274
Investment Management	262	—	—	(15)	247
Lincoln UK	17	—	—	—	17
Other Operations	344	(5)	—	—	339

Total goodwill	$4,137	$22	$—	$(15)	$4,144

The purchase accounting adjustments above relate to income tax deductions recognized when stock options attributable to mergers were exercised or the release of unrecognized tax benefits acquired through mergers.
The 2008 goodwill impairment recorded in our Lincoln UK segment was the result of the impact of the deterioration of the economic and business conditions in the United Kingdom. Our impairment tests showed the implied fair value of this segment was lower than the carrying amount, therefore we recorded non-cash impairments of goodwill (set forth above), based upon the guidance of SFAS 142. The implied fair value for our goodwill impairment of Lincoln UK was based upon market observable data about the industry and previous transactions.
The 2008 impairment recorded in Other Operations for our media business was a result of declines in current and forecasted advertising revenue for the entire radio market. Our impairment tests showed the implied fair value of our media business were lower than their carrying amounts; therefore, we recorded non-cash impairments of goodwill (set forth above) and specifically identifiable intangible assets (set forth below), based upon the guidance of SFAS 142. The implied fair value of our media business was primarily based upon discounted cash flow calculations.

We performed a Step 1 goodwill impairment analysis on all of our reporting units. The Step 1 analysis for the reporting units within our Insurance Solutions and Retirement Solutions segments utilized primarily a discounted cash flow valuation technique. The discounted cash flow analysis required us to make judgments about revenues, earnings projections, growth rates and discount rates. We also considered other valuation techniques such as an analysis of peer companies and market participants. In the valuation process, we gave consideration to the current economic and market conditions. We also updated our October 1 analysis of goodwill impairment to reflect fourth quarter results and forecasts as of December 31, 2008, due to sharp declines in the equity markets and our stock price in the fourth quarter. In determining the estimated fair value of our reporting units, we incorporated consideration of discounted cash flow calculations, peer company price-to-earnings multiples, the level of our own share price and assumptions that market participants would make in valuing our reporting units. Our fair value estimations were based primarily on an in-depth analysis of future cash flows and relevant discount rates, which considered market participant inputs (income approach). For our other reporting units, we used other available information including market data obtained through strategic reviews and other analysis to support our Step 1 conclusions.
All of our reporting units passed the Step 1 analysis, except for our Media and Lincoln UK reporting units, which required a Step 2 analysis to be completed. Additionally, while the Step 1 analysis of our Insurance Solutions — Life reporting unit indicated that its fair value exceeded its carrying value, the margin above carrying value was relatively small. Therefore, we concluded that we should perform additional analysis for our Insurance Solutions — Life reporting unit under the Step 2 requirements of SFAS 142. In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill as determined by allocating the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test. We utilized very detailed forecasts of cash flows and market observable inputs in determining a fair value of the net assets for each of the reporting units similar to what would be estimated in a business combination between market participants. The implied fair value of goodwill for Media and the UK was lower than its carrying amount; therefore, goodwill was impaired and written down to its fair value for those reporting units. The implied fair value of goodwill for Insurance Solutions — Life was higher than its carrying amount; therefore, the goodwill for this reporting unit was not impaired.
The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31,
	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Carrying	Amortiza-	Carrying	Amortiza-
	Amount	tion	Amount	tion
Insurance Solutions — Life Insurance:
Sales force	$100	$11	$100	$7
Retirement Solutions — Defined Contribution:
Mutual fund contract rights (1)	3	—	3	—
Investment Management:
Client lists	92	92	92	90
Other (1)	5	—	3	—
Other Operations:
FCC licenses (1) (2)	167	—	384	—
Other	4	3	4	3

Total	$371	$106	$586	$100

(1)	No amortization recorded as the intangible asset has indefinite life.

(2)	We recorded FCC licenses impairment of $217 million during 2008, as discussed above.
Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2008 was as follows:

2009	$4
2010	4
2011	4
2012	4
2013	4
Thereafter	70

Total	$90

See Note 3 for goodwill and specifically identifiable intangible assets included within discontinued operations.

11. Guaranteed Benefit Features
We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GDB, GWB and GIB features. The GDB features include those where we contractually guarantee to the contract holder either: return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary (“anniversary contract value”).
Certain features of these guarantees are considered embedded derivatives and are recorded in future contract benefits on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157. Other guarantees that are not considered embedded derivatives meet the criteria as insurance benefits and are accounted for under the valuation techniques included in SOP 03-1. Still other guarantees contain characteristics of both an embedded derivative and an insurance benefit and are accounted for under an approach that weights these features and their associated reserves accordingly based on their hybrid nature. Effective January 1, 2008, we adopted SFAS 157, which affected the valuation of our embedded derivatives. See Note 22 for details on the adoption of SFAS 157. We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products. The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives. The net impact of these changes is reported as guaranteed living benefits (“GLB”), which is reported as a component of realized gain (loss) on our Consolidated Statements of Income and is discussed in Note 16.
Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of December 31,
	2008	2007
Return of Net Deposits
Total account value	$33,907	$44,833
Net amount at risk (1)	6,337	93
Average attained age of contract holders	56 years	55 years
Minimum Return
Total account value	$191	$355
Net amount at risk (1)	109	25
Average attained age of contract holders	68 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$16,950	$25,537
Net amount at risk (1)	8,402	359
Average attained age of contract holders	65 years	64 years

(1)	Represents the amount of death benefit in excess of the account balance. The increase in net amount of risk when comparing December 31, 2008, to December 31, 2007, was attributable primarily to the decline in equity markets and associated reduction in the account values.

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

	For the Years Ended December 31,
	2008	2007	2006
Balance at beginning-of-year	$38	$23	$15
Cumulative effect of adoption of SOP 05-1	—	(4)	—
Changes in reserves	312	25	14
Benefits paid	(73)	(6)	(6)

Balance at end-of-year	$277	$38	$23

The changes to the benefit reserves amounts above are reflected in benefits on our Consolidated Statements of Income.
Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2008	2007
Asset Type
Domestic equity	$24,878	$44,982
International equity	9,204	8,076
Bonds	6,701	8,034
Money market	5,802	6,545

Total	$46,585	$67,637

Percent of total variable annuity separate account values	99%	97%
Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment. These UL and VUL products with secondary guarantees represented approximately 34% of permanent life insurance in force as of December 31, 2008 and approximately 68% of sales for these products in 2008.
12. Other Contract Holder Funds
Details of other contract holder funds (in millions) were as follows:

	As of December 31,
	2008	2007
Account values and other contract holder funds	$58,931	$57,698
Deferred front-end loads	1,282	1,183
Contract holder dividends payable	498	524
Premium deposit funds	125	140
Undistributed earnings on participating business	11	95

Total other contract holder funds	$60,847	$59,640

As of December 31, 2008 and 2007, participating policies comprised approximately 1.12% of the face amount of insurance in force, and dividend expenses were $98 million, $88 million and $88 million for the years ended December 31, 2008, 2007 and 2006, respectively.

13. Short-Term and Long-Term Debt
Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2008	2007
Short-Term Debt
Commercial paper (1)	$315	$265
Current maturities of long-term debt	500	285

Total short-term debt	$815	$550

Long-Term Debt, Excluding Current Portion (2)
Senior notes:
LIBOR + 11 bps notes, due 2009	$—	$500
LIBOR + 8 bps notes, due 2010	250	250
6.2% notes, due 2011	250	250
EXtendible Liquidity Securities®	—	15
5.65% notes, due 2012	300	299
LIBOR + 110 bps loan, due 2013	200	—
4.75% notes, due 2014	290	288
4.75% notes, due 2014	199	199
LIBOR + 3 bps notes, due 2017	250	—
7% notes, due 2018	200	200
6.15% notes, due 2036	497	497
6.3% notes, due 2037	569	394

Total senior notes	3,005	2,892

Junior subordinated debentures issued to affiliated trusts:
Lincoln Capital VI - 6.75% Series F, due 2052	155	155

Total junior subordinated debentures issued to affiliated trusts	155	155

Capital securities:
6.75%, due 2066	275	275
7%, due 2066	797	797
6.05%, due 2067	499	499

Total capital securities	1,571	1,571

Total long-term debt	$4,731	$4,618

(1)	The weighted-average interest rate of commercial paper was 3.07% and 5.19% as of December 31, 2008 and 2007, respectively.

(2)	Amounts include unamortized premiums and discounts and the fair value of any associated fair value hedges on our long-term debt.
Future principal payments due on long-term debt (in millions) as of December 31, 2008, were as follows:

2009	$500
2010	250
2011	250
2012	300
2013	200
Thereafter	3,555

Total	$5,055

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, ranks highest in priority, followed by junior subordinated debentures and capital securities.

Commercial Paper, Revolving Credit Facilities and Letters of Credit
Commercial paper, revolving credit facilities and letters of credit debt programs (in millions) were as follows:

				Debt/Loans
		Maximum Available as of		Outstanding as of
	Expiration	December 31,		December 31,
	Date	2008	2007	2008	2007
Commercial paper	N/A	$1,000	$1,000	$315	$265
Revolving credit facilities:
Credit facility with Federal Home Loan Bank of Indianapolis (1)	N/A	378	—	250	—
Five-year revolving credit facility	Jul-13	200	—	200	—
Five-year revolving credit facility	Mar-11	1,750	1,750	—	—
Five-year revolving credit facility	Feb-11	1,350	1,350	—	—
U.K. revolving credit facility (2)	Nov-08	—	20	—	—

Total		$4,678	$4,120	$765	$265

Letters of credit issued				$2,095	$1,794

(1)	Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) common stock remains outstanding.

(2)	The U.K. credit facility that provided for a maximum credit of 10 million pounds sterling was not renewed when it expired in November 2008.
The revolving credit facilities allow for borrowing or issuances of letters of credit (“LOCs”). Because commitments associated with LOCs may expire unused, these amounts do not necessarily reflect our future cash funding requirements, however the issuance of LOCs reduces availability of funds from the credit facilities. These LOCs support our reinsurance needs and specific treaties associated with our reinsurance business sold to Swiss Re in 2001. LOCs are used primarily to satisfy the U.S. regulatory requirements of domestic clients who have contracted with the reinsurance subsidiaries not domiciled in the U.S. and for reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.
Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. As of December 31, 2008, we were in compliance with all such covenants.
Shelf Registration
We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and trust preferred securities of our affiliated trusts.
Certain Debt Covenants on Capital Securities
Our $1.6 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers (“trigger events”) exists as of the 30th day prior to an interest payment date (“determination date”):
•	LNL’s risk-based capital ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or
•	The sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative; and
•	Our consolidated stockholders’ equity (excluding accumulated other comprehensive income and any increase in stockholders’ equity resulting from the issuance of preferred stock during a quarter) (“adjusted stockholders’ equity”) as of the most recently completed quarter and the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is ten fiscal quarters prior to the last completed quarter (the “benchmark quarter”).

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price. We would have to utilize the ACSM until the trigger events no longer existed. Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for ten consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.
14. Contingencies and Commitments
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
Lincoln UK Outsourcing Agreement
Lincoln UK agreed to outsource its customer and contract administration functions to the Capita Group Plc (“Capita”) on August 1, 2002. The contract was originally for a term of 10 years. During 2003, this agreement was converted to an evergreen contract. The annual cost is based on a per-contract charge plus an amount for other services provided. The total costs over the next 10 years of the contract are estimated to be $180 million and annual costs over the next five years are estimated to decline from $24 million to $17 million. The amounts quoted are estimates, as the actual cost will depend on the number of policies in-force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.
Commitments
Leases
Certain subsidiaries of ours lease their home office properties through sale-leaseback agreements. The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each. The agreements also provide us with the right of first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements. We also have the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods. In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019. We retain our right and option to exercise the remaining four extended terms of 5 years each in accordance with the lease agreement. In 2007, we exercised the right and option to extend the Hartford lease for one extended term such that the lease shall expire in 2013. During 2007, we moved our corporate headquarters to Radnor, Pennsylvania from Philadelphia and entered into a new 13-year lease for office space.

Total rental expense on operating leases for the years ended December 31, 2008, 2007 and 2006 was $63 million, $65 million and $68 million, respectively. Future minimum rental commitments (in millions) as of December 31, 2008 were as follows:

2009	$53
2010	41
2011	35
2012	29
2013	23
Thereafter	120

Total	$301

Information Technology Commitment
In February 1998, we signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. In February 2004, we completed renegotiations and extended the contract through February 2010. Annual costs are dependent on usage but are expected to be approximately $9 million.
Football Stadium Naming Rights Commitment
In 2002, we entered into an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, we agreed to pay $140 million over a 20-year period through annual payments to the Eagles, which average approximately $7 million per year. The total amount includes a maximum annual increase related to the Consumer Price Index. This future commitment has not been recorded as a liability in our Consolidated Balance Sheets as it is being accounted for in a manner consistent with the accounting for operating leases under SFAS No. 13, “Accounting for Leases.”
Media Commitments
Lincoln Financial Media has future commitments of approximately $39 million through 2013, related primarily to employment contracts and rating service contracts.
Vulnerability from Concentrations
As of December 31, 2008, we did not have a concentration of: business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.
Although we do not have any significant concentration of customers, our American Legacy Variable Annuity product offered in our Retirement Solutions – Annuities segment is significant to this segment. The American Legacy Variable Annuity product accounted for 37%, 46% and 48% of Retirement Solutions – Annuities’ variable annuity product deposits in 2008, 2007 and 2006, respectively and represented approximately 62%, 66% and 67% of our total Retirement Solutions – Annuities’ variable annuity product account values as of December 31, 2008, 2007 and 2006. In addition, fund choices for certain of our other variable annuity products offered in our Retirement Solutions – Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds. For the Retirement Solutions – Annuities segment, AFIS funds accounted for 44%, 55% and 58% of variable annuity product deposits in 2008, 2007 and 2006, respectively, and represented 70%, 75% and 75% of the segment’s total variable annuity product account values as of December 31, 2008, 2007 and 2006, respectively.
Other Contingency Matters
State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments net of estimated future premium tax deductions of $6 million and $4 million as of December 31, 2008 and 2007, respectively.

Guarantees
We have guarantees with off-balance-sheet risks having contractual values of $1 million and $2 million as of December 31, 2008 and 2007, respectively, whose contractual amounts represent credit exposure. Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009. Our assessment of the off-balance-sheet risk was based upon the borrower’s credit rating of Baa1.
We guarantee the repayment of operating leases on facilities that we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in 2009. Our assessment of the collection risk of the rent payments was based upon Swiss Re and Safeco Corporation’s credit rating of Aa3 and bbb+, respectively.
Tax Matters
Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate. In this regard, on August 16, 2007, the Internal Revenue Service (“IRS”) issued a revenue ruling that purports, among other things, to modify the calculation of the separate account dividends received deduction received by life insurance companies. Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007, ruling and announced a new regulation project on the issue. See Note 7 for the impact of the separate account dividends received deduction on our effective tax rate.
15. Shares and Stockholders’ Equity
Shares
The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Series A Preferred Stock
Balance at beginning-of-year	11,960	12,706	15,515
Conversion into common stock	(395)	(746)	(2,809)

Balance at end-of-year	11,565	11,960	12,706

Common Stock
Balance at beginning-of-year	264,233,303	275,752,668	173,768,078
Issued for acquisition	—	—	112,301,906
Conversion of Series A preferred stock	6,320	11,936	44,944
Stock compensation/issued for benefit plans	945,048	3,849,497	6,515,230
Retirement of common stock/cancellation of shares	(9,314,812)	(15,380,798)	(16,877,490)

Balance at end-of-year	255,869,859	264,233,303	275,752,668

Common stock at end-of-year:
Assuming conversion of preferred stock	256,054,899	264,424,663	275,955,964
Diluted basis	257,690,111	266,186,641	280,188,447
Our common and Series A preferred stocks are without par value.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from discontinued operations per share was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Weighted-average shares, as used in basic calculation	257,498,535	270,298,843	252,363,042
Shares to cover conversion of preferred stock	186,578	197,140	229,113
Shares to cover non-vested stock	309,648	566,419	1,291,868
Average stock options outstanding during the period	6,479,521	12,826,598	14,557,403
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(6,351,278)	(11,101,999)	(13,313,108)
Shares repurchaseable from measured but unrecognized stock option expense	(43,148)	(203,730)	(249,885)
Average deferred compensation shares	1,310,954	1,322,231	1,290,833

Weighted-average shares, as used in diluted calculation	259,390,810	273,905,502	256,169,266

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
The income used in the calculation of our diluted EPS is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for 2008, $2 million for 2007 and less than $1 million for 2006.

Accumulated OCI
The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2008	2007	2006
Unrealized Gains (Loss) on Available-for-Sale Securities
Balance at beginning-of-year	$86	$493	$497
Other comprehensive income (loss):
Unrealized holding losses arising during the year	(7,844)	(899)	(126)
Change in DAC, VOBA, DSI and other contract holder funds	2,606	172	24
Income tax benefit	1,822	255	39
Change in foreign currency exchange rate adjustment	(66)	(22)	51
Less:
Reclassification adjustment for gains (losses) on available-for-sale securities included in net income	(1,230)	(163)	28
Reclassification adjustment for losses on derivative instruments included in net income	(112)	—	—
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	260	29	(41)
Income tax benefit	340	47	5

Balance at end-of-year	$(2,654)	$86	$493

Unrealized Gains (Loss) on Derivative Instruments
Balance at beginning-of-year	$53	$39	$7
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year	(1)	29	26
Change in DAC, VOBA, DSI and other contract holder funds	(36)	(6)	1
Income tax benefit	37	15	2
Change in foreign currency exchange rate adjustment	1	(30)	4
Less:
Reclassification adjustment for gains (losses) included in net income	(112)	(11)	2
Associated amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds	—	1	—
Income tax (expense) benefit	39	4	(1)

Balance at end-of-year	$127	$53	$39

Foreign Currency Translation Adjustment
Balance at beginning-of-year	$175	$165	$83
Other comprehensive income (loss):
Foreign currency translation adjustment arising during the year	(263)	15	126
Income tax (expense) benefit	94	(5)	(44)

Balance at end-of-year	$6	$175	$165

Minimum Pension Liability Adjustment
Balance at beginning-of-year	$—	$—	$(60)
Other comprehensive income: adjustment for adoption of SFAS 158, net of tax	—	—	60

Balance at end-of-year	$—	$—	$—

Funded Status of Employee Benefit Plans
Balance at beginning-of-year	$(89)	$(84)	$—
Other comprehensive income (loss):
Adjustment arising during the year	(316)	(8)	—
Income tax benefit	123	3	—
Adjustment for adoption of SFAS 158, net of tax	—	—	(84)

Balance at end-of-year	$(282)	$(89)	$(84)

16. Realized Gain (Loss)
Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Total realized loss on investments and certain derivative instruments, excluding trading securities (1)	$(1,050)	$(126)	$(7)
Gain on certain reinsurance derivative/ trading securities (2)	3	2	4
Indexed annuity net derivative results (3):
Gross	13	(17)	(2)
Associated amortization expense of DAC, VOBA, DSI and DFEL	(6)	9	2
Guaranteed living benefits (4):
Gross	792	(70)	37
Associated amortization expense of DAC, VOBA, DSI and DFEL	(356)	28	(19)
Guaranteed death benefits (5):
Gross	75	(2)	(4)
Associated amortization expense of DAC, VOBA, DSI and DFEL	(17)	1	2
Gain on sale of subsidiaries/businesses	9	6	—

Total realized gain (loss)	$(537)	$(169)	$13

(1)	See “Realized Loss Related to Investments” section in Note 5 for detail.

(2)	Represents changes in the fair value of total return swaps (embedded derivatives) related to various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements. Changes in the fair value of these derivatives are offset by the change in fair value of trading securities in the portfolios that support these arrangements.

(3)	Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and 157. The year ended December 31, 2008, includes a $10 million gain from the initial impact of adopting SFAS 157.

(4)	Represents the net difference in the change in fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge, including the cost of purchasing the hedging instruments. The year ended December 31, 2008, includes a $34 million loss from the initial impact of adopting SFAS 157.

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

17. Underwriting, Acquisition, Insurance, Restructuring and Other Expenses
Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Commissions	$1,946	$2,169	$1,625
General and administrative expenses	1,722	1,757	1,572
DAC and VOBA deferrals and interest, net of amortization	(420)	(993)	(701)
Other intangibles amortization	6	10	12
Media expenses	60	56	41
Taxes, licenses and fees	210	218	178
Merger-related expenses	52	103	49

Total	$3,576	$3,320	$2,776

All restructuring charges are included in underwriting, acquisition, insurance and other expenses within primarily Other Operations on our Consolidated Statements of Income in the year incurred and for the 2006 restructuring plan most such charges are included within merger-related expenses in the table above.
2008 Restructuring Plan
Starting in December 2008, we implemented a restructuring plan in response to the current economic downturn and sustained market volatility, which focused on reducing expenses. These actions included the elimination of approximately 500 jobs across the Company. During the fourth quarter, we recorded a pre-tax charge of $8 million and expect to record additional pre-tax charges of approximately $7 million in 2009 for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions. We expect to complete the plan by the end of 2009.
2006 Restructuring Plan
Upon completion of the merger with Jefferson-Pilot, we implemented a restructuring plan relating to the integration of our legacy operations with those of Jefferson-Pilot. The realignment will enhance productivity, efficiency and scalability while positioning us for future growth.
Details underlying reserves for restructuring charges (in millions) were as follows:

Total
Restructuring reserve at December 31, 2007	$3

Amounts incurred in 2008
Employee severance and termination benefits	$2
Other	—

Total 2008 restructuring charges	2
Amounts expended in 2008	(4)

Restructuring reserve at December 31, 2008	$1

Additional amounts expended in 2008 that do not qualify as restructuring charges	$49
Total expected costs	225
Expected completion date: 4th Quarter 2009
The total expected costs include both restructuring charges and additional expenses that do not qualify as restructuring charges that are associated with the integration activities. Merger integration costs relating to employee severance and termination benefits of $13 million were included in other liabilities on our Consolidated Balance Sheets in the purchase price allocation. In the first quarter of 2007, an additional $8 million was recorded to goodwill and other liabilities as part of the final adjustment to the purchase price allocation related to employee severance and termination benefits.

18. Pension, Postretirement Health Care and Life Insurance Benefit Plans
We maintain qualified funded defined benefit pension plans in which many of our U.S. employees, our Delaware Investments employees and agents are participants. We also maintain non-qualified, unfunded defined benefit pension plans for certain U.S. employees and agents, certain former employees of Jefferson-Pilot and certain employees from CIGNA Corporation (“CIGNA”). In addition, for certain former employees we have supplemental retirement plans that provide defined benefit pension benefits in excess of limits imposed by federal tax law. All of our U.S. defined benefit pension plans were “frozen” as of either December 31, 1994, or December 31, 2007, or earlier. For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze. Our only active defined benefit pension plan covers the employees of our primary foreign subsidiary, Lincoln National UK.
The eligibility requirements for each plan are described in each plan document and vary for each plan based on completion of a specified period of continuous service or date of hire, subject to age limitations. The frozen pension plan benefits are calculated either on a traditional or cash balance formula. Those formulas are based upon years of credited service and eligible earnings as defined in each plan document. The traditional formula provides benefits stated in terms of a single life annuity payable at age 65. Under the cash balance formula benefits are stated as a lump sum hypothetical account balance. That account balance equals the sum of the employee’s accumulated annual benefit credits plus interest credits. Benefit credits, which are based on years of service and base salary plus bonus, ceased as of the date the plan was frozen. Interest Credits continue until the employee’s benefit is paid.
We also sponsor a voluntary employees’ beneficiary association (“VEBA”) trust that provides postretirement medical, dental and life insurance benefits to retired full-time U.S. employees and agents who, depending on the plan, have worked for us for 10 years and attained age 55 (age 60 for agents). VEBAs are a special type of tax-exempt trust used to provide employee benefits and also are subject to preferential tax treatment under the Internal Revenue Code. Medical and dental benefits are available to spouses and other eligible dependents of retired employees and agents. Retirees may be required to contribute toward the cost of these benefits. Eligibility and the amount of required contribution for these benefits varies based upon a variety of factors including years of service and year of retirement. Effective January 1, 2008, the postretirement plan providing benefits to former employees of Jefferson-Pilot was amended such that only employees who had attained age 55 with a minimum of 10 years of service by December 31, 2007, and who later retire on or after age 60 with 15 years of service will be eligible to receive life insurance benefits when they retire.

Obligations, Funded Status and Assumptions
Information (in millions) with respect to our defined benefit plan asset activity and defined benefit plan obligations was as follows:

	As of and for the Years Ended December 31,
	2008	2007	2008	2007	2008	2007
	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value at beginning-of-year	$1,012	$1,017	$338	$339	$30	$28
Actual return on plan assets	(216)	59	(10)	6	2	2
Company and participant contributions	14	10	2	1	15	14
Benefits paid	(80)	(74)	(13)	(14)	(17)	(15)
Medicare Part D subsidy	—	—	—	—	2	1
Foreign exchange translation	—	—	(85)	6	—	—

Fair value at end-of-year	730	1,012	232	338	32	30

Change in Benefit Obligation
Balance at beginning-of-year	1,030	1,046	353	361	127	152
Service cost	—	33	2	2	3	3
Interest cost	62	59	19	18	8	8
Plan participants’ contributions	—	—	—	—	5	5
Amendments	17	—	—	—	—	(8)
Curtailments	—	(2)	—	—	—	—
Settlements	—	(12)	—	—	—	—
Actuarial (gains) losses	25	16	(35)	(20)	9	(19)
Benefits paid	(80)	(74)	(13)	(14)	(17)	(15)
Medicare Part D subsidy	—	—	—	—	2	1
Purchase accounting adjustments	—	(36)	—	—	—	—
Foreign exchange translation	—	—	(88)	6	—	—

Balance at end-of-year	1,054	1,030	238	353	137	127

Funded status of the plans	$(324)	$(18)	$(6)	$(15)	$(105)	$(97)

Amounts Recognized on the Consolidated Balance Sheets
Other assets	$5	$82	$—	$—	$—	$—
Other liabilities	(329)	(100)	(6)	(15)	(105)	(97)

Net amount recognized	$(324)	$(18)	$(6)	$(15)	$(105)	$(97)

Amounts Recognized in Accumulated OCI, Net of Tax
Net (gain) loss	$256	$52	$35	$54	$(5)	$(13)
Prior service credit	—	—	—	—	(4)	(4)

Net amount recognized	$256	$52	$35	$54	$(9)	$(17)

Rate of Increase in Compensation
Salary continuation plan	N/A	4.00%	0.00%	0.00%	N/A	0.00%
All other plans	N/A	4.00%	3.80%	4.40%	4.00%	4.00%
Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	6.00%	6.08%	6.30%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	6.20%	6.40%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	6.00%	6.00%	6.00%	5.10%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	6.40%	5.90%	6.50%	6.50%

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.
The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the plan’s target plan allocation. We reevaluate this assumption at an interim date each plan year. For 2009, our expected return on plan assets for the U.S. pension plan will be 8%.
The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was as follows:

	As of December 31,
	2008	2007	2006
Health care cost trend rate	N/A	12%	12%
Pre-65 health care cost trend rate	10%	N/A	N/A
Post-65 health care cost trend rate	12%	N/A	N/A
Ultimate trend rate	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2019	2018	2017
In order to improve the measurement of the heath care trend rate with industry trends and practice, we separated our trend rate to assess the pre-65 and post-65 populations separately for the year ended December 31, 2008. We expect the health care cost trend rate for 2009 to be 10% for pre-65 and 13% for the post-65 population. The health care cost trend rate assumption is a key percentage that affects the amounts reported. A one-percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $4 million and total service and interest cost components by $1 million. A one-percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $5 million and total service and interest cost components by $1 million.
Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2008	2007
U.S. Plan
Accumulated benefit obligation	$1,030	$101
Projected benefit obligation	1,030	101
Fair value of plan assets	700	—

Non-U.S. Plan
Accumulated benefit obligation	$236	$349
Projected benefit obligation	238	353
Fair value of plan assets	232	338

Components of Net Periodic Benefit Cost
The components of net defined benefit pension plan and postretirement benefit plan expense (in millions) were as follows:

	For the Years Ended December 31,
	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
U.S. Plans
Service cost	$—	$33	$32	$3	$3	$3
Interest cost	62	59	53	8	8	8
Expected return on plan assets	(77)	(79)	(66)	(2)	(2)	(1)
Amortization of prior service cost	—	—	(2)	(1)	—	—
Recognized net actuarial (gain) loss	4	1	4	(1)	(2)	1
Recognized actuarial (gain) loss due to curtailments	—	(7)	1	—	—	—
Recognized actuarial gain due to settlements	—	(13)	—	—	—	—
Recognized actuarial loss due to special termination benefits	—	—	2	—	—	—

Net periodic benefit expense (recovery)	$(11)	$(6)	$24	$7	$7	$11

Non-U.S. Plans
Service cost	$2	$2	$2
Interest cost	19	18	16
Expected return on plan assets	(19)	(20)	(17)
Amortization of prior service cost	—	—	—
Recognized net actuarial loss	3	4	4

Net periodic benefit expense	$5	$4	$5

For 2009, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial loss is expected to be approximately $29 million for our pension benefit plan and approximately $1 million gain for our postretirement benefit plan.
Plan Assets
Our pension plan asset allocations by asset category based on estimated fair values were as follows:

	As of December 31,		Target
	2008	2007	Allocation
U.S. Plans
Domestic large cap equity	32%	37%	35%
International equity	14%	15%	15%
Fixed income securities	53%	48%	50%
Cash and cash equivalents	1%	0%	0%

Total	100%	100%

Non-U.S. Plans
Equity securities	26%	29%	30%
Fixed income securities	73%	69%	70%
Cash and cash equivalents	1%	2%	0%

Total	100%	100%

The primary investment objective for the assets related to our U.S. defined benefit pension plan is for capital appreciation with an emphasis on avoiding undue risk. Investments can be made in various asset classes and styles, including, but not limited to: domestic and international equity, fixed income securities and other asset classes the investment managers deem prudent. Three- and five-year time horizons are utilized as there are inevitably short-run fluctuations, which will cause variations in investment performance.
Our defined benefit plan assets have been combined into a master retirement trust where a variety of qualified managers, with Northern Trust as the manager of managers, are expected to rank in the upper 50% of similar funds over the three-year periods and above an appropriate index over five-year periods. Managers are monitored for adherence to approved investment policy guidelines, changes in material factors and legal or regulatory actions. Managers not meeting these criteria are subject to additional due diligence review, corrective action or possible termination.
We currently target asset weightings as follows: domestic equity allocations (32%) are split into large cap growth (14%), large cap value (14%) and small cap (4%); international equity; and fixed income allocations are weighted between core fixed income and long-term bonds. The performance of the pension trust assets is monitored on a quarterly basis relative to the plan’s objectives. The performance of the trust is measured against the following indices: Russell 1000 Index; Morgan Stanley Capital International Europe, Australia and Far East Index; and Lehman Brothers Aggregate Bond Index. We review this investment policy on an annual basis.
Prior to 2007, our plan assets were principally managed by our Investment Management segment. During the last quarter of 2007, the management of the equity portion of these plan assets was transferred to third-party managers. Our Investment Management segment continues to manage the plan’s fixed income securities, which comprise approximately 50% of plan assets.
Plan Cash Flows
It is our practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. In accordance with such practice, no contributions were made nor required for the years ended December 31, 2008 or 2007. No contributions are required nor expected to be made in 2009.
We expect the following benefit payments (in millions):

	Pension Plans			U.S. Postretirement Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	non-U.S.			Not
	Defined	Defined	Defined	Reflecting		Reflecting
	Benefit	Benefit	Benefit	Medicare	Medicare	Medicare
	Pension	Pension	Pension	Part D	Part D	Part D
	Plans	Plans	Plans	Subsidy	Subsidy	Subsidy
2009	$65	$10	$10	$10	$(2)	$12
2010	65	10	11	10	(2)	12
2011	66	10	12	10	(2)	12
2012	70	10	12	10	(2)	12
2013	70	10	12	10	(2)	12
Following Five Years Thereafter	347	50	68	58	(12)	70
19. 401(k), Money Purchase, Profit Sharing and Deferred Compensation Plans
401(k), Money Purchase and Profit Sharing Plans
We sponsor a number of contributory defined contribution plans for eligible U.S. employees and agents. These plans include a 401(k) plan for eligible agents, two 401(k) plans for eligible employees (Delaware Investments employees have their own 401(k) plan) and a defined contribution money purchase plan for eligible employees of Delaware Investments and eligible agents of the former Jefferson-Pilot. We also sponsor a money purchase plan for LNL agents that was frozen in 2004.
We make contributions and matching contributions to each of the active plans in accordance with the plan document and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.

The expenses (in millions) for the 401(k) and profit sharing plan were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Total expenses for the 401(k) and profit sharing plans	$67	$41	$45
Deferred Compensation Plans
We sponsor seven separate non-qualified unfunded, deferred compensation plans for various groups: certain U.S. employees, non-employee directors, and certain agents.
Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2008	2007
Total liabilities	$336	$410
Investment held to fund liabilities	100	134
The Deferred Compensation Plan for Certain U.S. Employees
Certain U.S. employees may participate in the Deferred Compensation & Supplemental/Excess Retirement Plan (the “DC SERP”). Certain Delaware Investments employees are eligible to participate in the DC SERP, but they receive different benefits than the non-Delaware Investments participants. All participants may elect to defer payment of a portion of their compensation as defined by the plan. DC SERP participants may select from a menu of “phantom” investment options (identical to those offered under our qualified savings plans) used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of the DC SERP, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code. The amount of our contribution is calculated in accordance with the plan document, which is similar to our 401(k) plans. Expenses (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Employer matching contributions	$7	$12	$11
Increase in measurement of liabilities, net of total return swap	4	16	10

Total DC SERP expenses	$11	$28	$21

The terms of the DC SERP provide that plan participants who select our stock as the measure for their investment return will receive shares of our stock in settlement of this portion of their accounts at the time of distribution. In addition, participants are precluded from diversifying any portion of their deferred compensation plan account that has been credited to the stock unit fund. Consequently, changes in value of our stock do not affect the expenses associated with this portion of the deferred compensation plan.
Deferred Compensation Plan for Non-Employee Directors
The plan for non-employee directors allows them to defer a portion of their annual retainers into the plan and, in addition, we credit deferred stock units annually. The menu of “phantom” investment options is identical to those offered to the employees in the DC SERP. Expenses (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Total expenses for non-employee directors	$—	$1	$4

Deferred Compensation Plan for Certain Agents
We also sponsor a number of deferred compensation plans for certain eligible agents. Plan participants receive contributions based on their earnings. Plan participants may select from a menu of “phantom” investment options used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. LNL agents invest in phantom investments that mirror those offered to qualified plan participants. Jefferson-Pilot agents invest in a different line up of “phantom” investments. Expenses (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Employer matching contributions	$2	$3	$—
Increase in measurement of liabilities, net of total return swap	2	6	8

Total expenses for certain agents	$4	$9	$8

Deferred Compensation Plan for Certain Delaware Employees
This plan was established in 2005 for certain Delaware Investments employees. Pursuant to the terms of separate employment agreements, the Company makes payments to a rabbi trust totaling $15 million over a three-year period. Payments to the rabbi trust are invested in one or more available investments at the direction of the participant. Participants in the plan vest on the third anniversary of their date of hire. Expenses (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Total expenses for certain Delaware Investments employees	$—	$6	$5
20. Stock-Based Incentive Compensation Plans
LNC Stock-Based Incentive Plans
We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, stock incentive awards, SARS, restricted stock awards, performance shares (performance-vested shares as opposed to time-vested shares) and deferred stock units – also referred to as “restricted stock units.” LNC’s wholly-owned subsidiary, Delaware Investments U.S., Inc. (“DIUS”), has a separate incentive compensation plan. We have a policy of issuing new shares to satisfy option exercises.
Total compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Stock options	$11	$18	$14
Shares	(3)	9	25
Cash awards	(1)	1	4
DIUS stock options	11	10	10
SARs	4	5	(1)
Restricted stock	17	11	4

Total	$39	$54	$56

Recognized tax benefit	$14	$19	$20

Total unrecognized compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$7	1.7	$11	1.7	$12	1.9
Shares	3	1.9	6	1.7	11	1.5
DIUS stock options	—	—	15	2.3	35	3.1
DIUS restricted stock	25	3.3	24	4.0	—	—
SARs	1	3.9	4	3.3	6	3.4
Restricted stock	16	1.4	24	1.6	12	2.0

Total unrecognized stock-based incentive compensation expense	$52		$84		$76

In the first quarter of 2008, a performance period from 2008-2010 was approved for our executive officers by the Compensation Committee. Executive officers participating in the 2008-2010 performance period received one-half of their award in LNC stock options with ten year terms or DIUS restricted stock units with ten-year terms, with the remainder of the award in a combination of performance shares and cash. LNC stock options granted for this performance period vest ratably over the three-year period; DIUS restricted stock units vest ratably over a four-year period and were granted only to employees of Delaware Investments and its subsidiaries. All LNC and DIUS awards granted during this period vest solely based on meeting service conditions. Depending on performance results for this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award. Under the 2008 long-term incentive compensation program, a total of 1,564,800 LNC stock options were granted, zero DIUS stock options, and 2,726 DIUS restricted stock units were granted and 218,308 LNC performance shares were awarded.
In the first quarter of 2007, a performance period from 2007-2009 was approved for our executive officers by the Compensation Committee. Executive officers participating in the 2007-2009 performance period received one-half of their award in LNC or DIUS stock options with ten year terms, with the remainder of the award in a combination of performance shares and cash. LNC stock options granted for this performance period vest ratably over the three-year period; DIUS stock options vest ratably over a four-year period and were granted only to employees of Delaware Management Holdings, Inc. and its subsidiaries. All LNC and DIUS options granted during this period vest solely based on meeting service conditions. Depending on performance results for this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award. Under the 2007 long-term incentive compensation program, a total of 942,932 LNC stock options were granted, 12,237 DIUS stock options were granted and 126,879 LNC performance shares were awarded.
In the second quarter of 2006, a performance period from 2006-2008 was approved by the Compensation Committee. Participants in the 2006-2008 performance period (which was slightly less than three full calendar years) received one-half of their target award in LNC stock options with ten year terms, with the remainder of the target award in a combination of either: 100% performance shares or 75% performance shares and 25% cash. LNC stock options granted for this performance period vest ratably over a three-year period. Vesting is “time-vesting,” based solely on meeting service conditions. Depending on actual performance during this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award.
For the three-year performance period 2006-2008, the performance measures and goals used to determine the ultimate number of performance shares granted (and cash paid) were established at the beginning of the performance period. Depending on the performance results, the actual number of shares granted and cash paid could have ranged from zero to 200% of the target award. Options were granted at target at the beginning of the cycle, but vested based on performance. Performance over target resulted in the grant of shares of LNC common stock – not more options. Actual performance under target resulted in the forfeiture (not vesting) of target options. Certain Jefferson-Pilot executives were brought into the 2005-2007 performance cycle on a pro-rata basis.

The option price assumptions used for our stock option incentive plans were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Dividend yield	3.2%	2.2%	2.7%
Expected volatility	19.0%	17.6%	23.1%
Risk-free interest rate	2.0–3.2%	3.9–5.1%	4.3%–5.0%
Expected life (in years)	5.8	5.1	4.2
Weighted-average fair value per option granted (1)	$7.54	$12.28	$11.02

(1)	Determined using a Black-Scholes options valuation methodology.
Expected volatility is measured based on the historical volatility of the LNC stock price for the previous period. The expected term of the options granted represents the weighted-average period of time from the grant date to the exercise date, weighted for the number of shares exercised for an option grant relative to the number of options exercised over the previous three-year period.
Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2007	1,185,283	$49.42
Granted-original	1,511,878	52.43
Exercised (includes shares tendered)	(45,919)	51.35
Forfeited or expired	(188,262)	48.31

Outstanding as of December 31, 2008	2,462,980	$51.30	6.68	$—

Vested or expected to vest as of December 31, 2008 (1)	2,341,225	$51.44	6.61	$—

Exercisable as of December 31, 2008	933,672	$49.00	4.07	$—

(1)	Includes estimated forfeitures.
The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $6 million, $1 million and $5 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1 million, $13 million and $6 million, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2007	11,447,459	$48.35
Granted-original	1,625,824	52.75
Granted-reloads	14,326	54.55
Exercised (includes shares tendered)	(525,182)	41.87
Forfeited or expired	(809,485)	55.72

Outstanding as of December 31, 2008	11,752,942	$48.79	4.95	$—

Vested or expected to vest as of December 31, 2008 (1)	11,657,465	$48.72	4.92	$—

Exercisable as of December 31, 2008	9,496,444	$46.90	4.11	$—

(1)	Includes estimated forfeitures.
The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $6 million, $17 million and $9 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $41 million, $78 million and $104 million, respectively.
Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2007	511,424	$51.69
Granted	245,847	47.59
Vested (1)	(349,411)	43.15
Forfeited	(69,333)	58.09

Nonvested as of December 31, 2008	338,527	56.21

(1)	Shares vested as of December 31, 2007, but were not issued until the second quarter of 2008.

DIUS Incentive Compensation Plan
The option price assumptions used for the DIUS Incentive Compensation Plan were as follows:

	For the Years Ended December 31,
	2008		2007	2006
Dividend yield	N/A	(1)	1.1%	1.1%
Expected volatility	N/A	(1)	32.0%	32.3%
Risk-free interest rate	N/A	(1)	4.5%	4.5%
Expected life (in years)	N/A	(1)	4.1	4.1
Weighted-average fair value per option granted	N/A	(1)	$61.03	$60.55

(1)	We did not grant DIUS incentive plan stock options in 2008.
Expected volatility is measured based on several factors including the historical volatility of the DIUS valuation since the inception of the plan in 2001 and comparisons to public investment management companies with similar operating structures. The expected term of the options granted represents the weighted-average period of time from the grant date to the exercise date, based on the historical expected life of DIUS options.
In December 2008, there was a modification to the Delaware Incentive Compensation Plan in which all outstanding DIUS stock options were cancelled and settled with a combination of cash consideration and new DIUS restricted stock units. Associated with the accelerated vesting of certain cancelled DIUS stock options, we recognized $2 million of compensation expense in the fourth quarter of 2008 and replaced the cancelled options with cash consideration of $6 million and DIUS restricted stock units which will primarily vest into shares in the first quarter of 2009. The cash consideration, payable in the second quarter of 2009, was recognized in other liabilities on our Consolidated Balance Sheets as of December 31, 2008. Other cancelled options were replaced with new DIUS restricted stock units that will vest ratably over a four-year period and are classified as equity on our Consolidated Balance Sheets. The unrecognized compensation expense associated with these cancelled options is being recognized over the four-year vesting period of the new DIUS restricted stock units. There was no incremental expense associated with this modification as the fair value of the replacement award was not in excess of the fair value of the cancelled awards.
Information with respect to the DIUS Incentive Compensation Plan involving stock options was as follows (aggregate intrinsic value shown in millions):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2007	1,042,544	$158.90
Exercised (includes shares tendered)	(273,183)	139.92
Forfeited or expired	(31,000)	183.05
Cancellation of all options upon modification	(738,361)	164.90

Outstanding as of December 31, 2008	—	$—	—	$—

Vested or expected to vest as of December 31, 2008	—	$—	—	$—

Exercisable as of December 31, 2008	—	$—	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $15 million, $5 million and $6 million, respectively. The amount of cash received and the tax benefit realized from stock option exercises under this plan during the year ended December 31, 2008, was $3 million and $5 million, respectively, compared to $9 million and $2 million for the year ended December 31, 2007 and $15 million and $2 million for the year ended December 31, 2006.

In addition to the DIUS stock options discussed above, we awarded DIUS restricted stock units under the DIUS Incentive Compensation Plan, subject to a four-year ratable vesting period. DIUS restricted stock units granted prior to the modification are categorized as liabilities on our Consolidated Balance Sheets as of December 31, 2008. Information with respect to DIUS restricted stock units classified as liabilities were as follows:

		Weighted-
		Average
		Grant Date
		Fair Market
	Units	Value
Nonvested as of December 31, 2007	142,217	$195.98
Granted — original	2,726	194.38
Vested	(34,570)	195.98
Forfeited	(3,826)	195.98

Nonvested as of December 31, 2008	106,547	$195.94

The value of DIUS shares and DIUS restricted stock units granted prior to the modification is determined using a market transaction approach based on profit margin, assets under management and revenues. Prior to 2008, the valuation was performed by a third-party appraiser semi-annually. Beginning in 2008, the valuation is performed at least quarterly. The last valuation was performed as of December 31, 2008, with a value of $154.27 per share.
Information with respect to DIUS restricted stock units classified as equity was as follows:

Weighted-
Average
Grant Date
Fair Market
	Units	Value
Nonvested as of December 31, 2007	—	$—
Granted — original	—	—
Vested	—	—
Forfeited	—	—
Granted due to modification — cancellation and replacement of all options	129,877	63.23

Nonvested as of December 31, 2008	129,877	$63.23

The value of the DIUS restricted stock units classified as equity on our Consolidated Balance Sheets is determined based on an independent appraisal valuation of DIUS performed by a third-party appraiser, in general, quarterly. The first quarterly independent appraisal was performed as of December 31, 2008, with a value per share of $63.23.
The value of outstanding shares under this plan and the intrinsic value of vested and partially vested restricted stock units was $10 million and $40 million as of December 31, 2008 and 2007, respectively, and was included in other liabilities on our Consolidated Balance Sheets.

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
We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We have hedged a portion of this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. The mark-to-market gains (losses) recognized through net income on the call options on LNC stock for the years ended December 31, 2008, 2007 and 2006 were $(8) million, $(3) million and $10 million, respectively. The SARs liability as of December 31, 2008 and 2007 was $0 and $6 million, respectively.
The option price assumptions used for our SARs plan were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Dividend yield	1.2%	2.3%	2.8%
Expected volatility	37.0%	23.2%	23.0%
Risk-free interest rate	3.3%	5.0%	5.1%-5.4%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$15.26	$16.59	$11.06
Expected volatility is measured based on the historical volatility of the LNC stock price. The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2007	620,447	$53.28
Granted-original	234,800	50.60
Exercised (includes shares tendered)	(68,989)	33.17
Forfeited or expired	(40,458)	53.99

Outstanding as of December 31, 2008	745,800	$54.26	2.68	$—

Vested or expected to vest at December 31, 2008 (1)	732,257	$54.25	2.68	$—

Exercisable as of December 31, 2008	269,845	$52.24	1.52	$—

(1)	Includes estimated forfeitures.
The payment for SARs exercised during the years ended December 31, 2008, 2007 and 2006 was $1 million, $7 million and $6 million, respectively.
Nonvested Stock
In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (nonvested stock) under the incentive compensation plan, generally subject to a three-year vesting period. Information with respect to our restricted stock was as follows:

		Weighted-
		Average
		Grant-Date
		Fair Market
	Shares	Value
Nonvested at December 31, 2007	652,840	$61.50
Granted	—	—
Vested	(223,968)	56.97

Nonvested at December 31, 2008	428,872	$63.94

21. Statutory Information and Restrictions
The Company’s domestic life insurance subsidiaries prepare financial statements in accordance with statutory accounting principles (“SAP”) prescribed or permitted by the insurance departments of their states of domicile, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners (“NAIC”) as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted.

Specified statutory information (in millions) was as follows:

	As of December 31,
	2008	2007
U.S. capital and surplus	$4,925	$5,284

	For the Years Ended December 31,
	2008	2007	2006
U.S. net income (loss)	$(234)	$1,030	$382
U.S. dividends to LNC Parent Company	450	1,211	569
The decline in statutory net income in 2008 from that of 2007 was primarily due to a significant increase in realized losses on investments combined with reserve strain due to deteriorating market conditions throughout 2008.
The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP. These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York and the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana. The insurance subsidiaries also have several accounting practices permitted by the states of domicile that differ from those found in NAIC SAP. Specifically, these are the use of a more conservative valuation interest rate on certain annuities as of December 31, 2008 and 2007, the use of less conservative mortality tables on certain life insurance products as of December 31, 2008, and a less conservative standard in determining the admitted amount of deferred tax assets as of December 31, 2008. The effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2008	2007
Calculation of reserves using the Indiana universal life method	$289	$246
Calculation of reserves using continuous CARVM	(10)	(10)
Conservative valuation rate on certain variable annuities	(12)	(14)
Less conservative mortality tables on certain life insurance products	16	—
Less conservative standard in determining the amount of deferred tax assets	312	—
A new statutory reserving standard (commonly called “VACARVM”) has been developed by the NAIC replacing current statutory reserve practices for variable annuities with guaranteed benefits, such as GWBs.  The effective date for VACARVM is December 31, 2009.  Based upon the level of variable annuity account values as of December 31, 2008, we estimate that VACARVM would have decreased our statutory capital by $125 to $175 million. The actual impact of the adoption will be dependent upon account values and conditions that exist as of December 31, 2009.  We plan to utilize existing captive reinsurance structures, as well as pursue additional third-party reinsurance arrangements, to lessen any negative impact on statutory capital and dividend capacity in our life insurance subsidiaries.  However, additional statutory reserves could lead to lower risk-based capital (“RBC”) ratios and potentially reduce future dividend capacity from our insurance subsidiaries.
Our domestic insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and the payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, LNL and First Penn-Pacific Life Insurance Company, may pay dividends to LNC within the statutory limitations without prior approval of the Indiana Insurance Commissioner (the “Commissioner”). The current statutory limitation is the greater of 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous twelve months. If a proposed dividend, along with all other dividends paid within the preceding twelve consecutive months exceeds the statutory limitation, the insurance subsidiary must receive prior approval of the Commissioner to pay such dividend. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. LNC is also the holder of surplus notes issued by LNL. The payment of principal and interest on the surplus notes to LNC must be approved by the Commissioner as well. Generally, these restrictions pose no short-term liquidity concerns for the holding company. The Lincoln Life & Annuity Company of New York, a wholly-owned subsidiary of LNL, is subject to similar, but not identical, regulatory restrictions as our Indiana domiciled subsidiaries with regard to the transfer of funds and the payment of dividends. We expect our life insurance subsidiaries could pay dividends of approximately $550 million in 2009 without prior approval from the respective insurance commissioners. However, if current conditions do not improve, we believe this dividend capacity will decline.

We received approval from the Indiana Department of Insurance for a permitted practice to the prescribed NAIC statutory accounting principles for our Indiana-domiciled insurance subsidiaries as of December 31, 2008. The permitted practice modifies the statutory accounting for deferred income taxes prescribed by the NAIC by increasing the realization period for deferred tax assets from one to three years and increasing the asset recognition limit from 10% to 15% of statutory capital and surplus. This permitted practice is expected to benefit the statutory capital and surplus of our Indiana-domiciled insurance subsidiaries by approximately $300 million, but may not be considered when calculating the dividends available from the insurance subsidiaries. We also received approval from the Department for two more permitted practices for LNL relating to the application of specified mortality tables for life insurance. These are expected to benefit the statutory capital and surplus of LNL by approximately $16 million.
The Company also has insurance subsidiaries in the U.K., which are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement. All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK typically maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. Lincoln UK paid dividends of $24 million and $75 million to LNC during 2008 and 2007, respectively.
22. Fair Value of Financial Instruments
The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Available-for-sale securities:
Fixed maturities	$48,935	$48,935	$56,276	$56,276
Equity	288	288	518	518
Trading securities	2,333	2,333	2,730	2,730
Mortgage loans on real estate	7,715	7,424	7,423	7,602
Derivative instruments	3,397	3,397	807	807
Other investments	1,624	1,624	1,075	1,075
Cash and invested cash	5,926	5,926	1,665	1,665
Liabilities
Future contract benefits:
Remaining guaranteed interest and similar contracts	(782)	(782)	(619)	(619)
Embedded derivative instruments — living benefits (liabilities) contra liabilities	(2,904)	(2,904)	(229)	(229)
Other contract holder funds:
Account value of certain investment contracts	(21,974)	(22,372)	(22,503)	(21,819)
Reinsurance related derivative assets (liabilities)	31	31	(220)	(220)
Short-term debt (1)	(815)	(775)	(550)	(550)
Long-term debt	(4,731)	(2,909)	(4,618)	(4,511)
Off-Balance-Sheet
Guarantees	—	(1)	—	(2)

(1)	Difference between the carrying value and fair value of short-term debt as of December 31, 2008, relates to current maturities of long-term debt.
See Note 1 for discussion of the methodologies and assumptions used to determine the fair value of financial instruments carried at fair value. The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value. Considerable judgment is required to develop these assumptions used to measure fair value. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

Mortgage Loans on Real Estate
The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, quality of tenancy, borrower and payment record. The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of the collateral if the loan is collateral dependent.
Other Investments and Cash and Invested Cash
The carrying value of our assets classified as other investments and cash and invested cash on our Consolidated Balance Sheets approximates their fair value. Other investments include limited partnership and other privately held investments that are accounted for using the equity method of accounting.
Future Contract Benefits and Other Contract Holder Funds
Future contract benefits and other contract holder funds on our Consolidated Balance Sheets include account values of investment contracts and certain guaranteed interest contracts. The fair value of the investment contracts is based on their approximate surrender value at the balance sheet date. The fair value for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations at the balance sheet date. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.
Short-term and Long-term Debt
The fair value of long-term debt is based on quoted market prices or estimated using discounted cash flow analysis determined in conjunction with our incremental borrowing rate at the balance sheet date for similar types of borrowing arrangements where quoted prices are not available. For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.
Guarantees
Our guarantees relate to mortgage loan pass-through certificates. Based on historical performance where repurchases have been negligible and the current status of the debt, none of the loans are delinquent and the fair value liability for the guarantees related to mortgage loan pass-through certificates is insignificant.

Financial Instruments Carried at Fair Value
See “Summary of Significant Accounting Policies” in Note 1 and “SFAS 157 – Fair Value Measurements” in Note 2 for discussions of the methodologies and assumptions used to determine the fair value of our financial instruments carried at fair value.
The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the SFAS 157 fair value hierarchy levels described in Note 2:

	As of December 31, 2008
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Available-for-sale securities:
Fixed maturities	$274	$45,395	$3,266	$48,935
Equity	41	153	94	288
Trading securities	2	2,250	81	2,333
Derivative instruments	—	1,249	2,148	3,397
Cash and invested cash	—	5,926	—	5,926
Separate account assets	—	60,633	—	60,633
Reinsurance related derivative assets	—	31	—	31

Total assets	$317	$115,637	$5,589	$121,543

Liabilities
Future contract benefits:
Remaining guaranteed interest and similar contracts	$—	$—	$(252)	$(252)
Embedded derivative instruments — living benefits liabilities	—	—	(2,904)	(2,904)

Total liabilities	$—	$—	$(3,156)	$(3,156)

We did not have any assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2008.
The following table summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy. This information excludes any impact of amortization on DAC, VOBA, DSI and DFEL. When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Certain securities trade in less liquid or illiquid markets with limited or no pricing information, and the determination of fair value for these securities is inherently more difficult. However, Level 3 fair value investments may include, in addition to the unobservable or Level 3 inputs, observable components (that is, components that are actively quoted or can be validated to market-based sources). The gains and losses in the table below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2008
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net(1)	Value
Investments:
Available-for-sale securities:
Fixed maturities	$4,420	$(171)	$(1,217)	$48	$186	$3,266
Equity	54	(30)	(17)	87	—	94
Trading securities	112	(29)	—	(14)	12	81
Derivative instruments	767	1,204	30	147	—	2,148
Future contract benefits:
Remaining guaranteed interest and similar contracts	(389)	37	—	100	—	(252)
Embedded derivative instruments — living benefits liabilities	(279)	(2,476)	—	(149)	—	(2,904)

Total, net	$4,685	$(1,465)	$(1,204)	$219	$198	$2,433

(1)	Transfers in or out of Level 3 for available-for-sale and trading securities are displayed at amortized cost at the beginning of the period. For available-for-sale and trading securities, the difference between beginning of period amortized cost and beginning of period fair value was included in OCI and earnings, respectively, in prior periods.

The following table provides the components of the items included in net income, excluding any impact of amortization on DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported in the table above:

	For the Year Ended December 31, 2008
			Gains
			(Losses)
			from
		Other-	Sales,	Unrealized
	(Amortization)	Than-	Maturities,	Holding
	Accretion,	Temporary	Settlements,	Gains
	Net	Impairment	Calls	(Losses)(3)	Total
Investments:
Available-for-sale securities:
Fixed maturities (1)	$2	$(170)	$(3)	$—	$(171)
Equity	—	(31)	1	—	(30)
Trading securities (1)	2	(7)	—	(24)	(29)
Derivative instruments (2)	—	—	90	1,114	1,204
Future contract benefits:
Remaining guaranteed interest and similar contracts (2)	—	—	14	23	37
Embedded derivative instruments — living benefits liabilities (2)	—	—	8	(2,484)	(2,476)

Total, net	$4	$(208)	$110	$(1,371)	$(1,465)

(1)	Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income. All other amounts are included in realized gain (loss) on our Consolidated Statements of Income.

(2)	All amounts are included in realized gain (loss) on our Consolidated Statements of Income.

(3)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of December 31, 2008.
The fair value of available-for-sale fixed maturity securities (in millions) classified within level 3 of the fair value hierarchy was as follows:

	As of December 31, 2008
	Fair	% of Total
	Value	Fair Value
Corporate bonds	$2,116	64.8%
Asset-backed securities	264	8.1%
Commercial mortgage-backed securities	244	7.5%
Collateralized mortgage obligations	158	4.8%
Mortgage pass-through securities	20	0.5%
Municipals	113	3.5%
Government and government agencies	254	7.8%
Redeemable preferred stock	97	3.0%

Total available-for-sale fixed maturity securities	$3,266	100.0%

	As of December 31, 2007
	Fair	% of Total
	Value	Fair Value
Corporate bonds	$2,143	48.5%
Asset-backed securities	1,113	25.2%
Commercial mortgage-backed securities	395	8.9%
Collateralized mortgage obligations	296	6.7%
Mortgage pass-through securities	31	0.7%
Municipals	139	3.1%
Government and government agencies	272	6.2%
Redeemable preferred stock	31	0.7%

Total available-for-sale fixed maturity securities	$4,420	100.0%

23. Segment Information
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
Under our newly realigned segments, we report the results of the Executive Benefits business, which as of June 30, 2008, was part of the Retirement Products segment, in the Life Insurance segment. We do not view these changes to our segment reporting as material to our consolidated financial statements.
We provide products and services in four operating businesses: Retirement Solutions; Insurance Solutions; Investment Management; and Lincoln UK, and report results through six business segments. We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments. Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business. The following is a brief description of these segments and Other Operations.
Retirement Solutions
The Retirement Solutions business provides its products through two segments: Annuities and Defined Contribution. The Retirement Solutions – Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities and variable annuities. The Retirement Solutions – Defined Contribution segment provides employer-sponsored variable and fixed annuities and mutual-fund based programs in the 401(k), 403(b) and 457 marketplaces.
Insurance Solutions
The Insurance Solutions business provides its products through two segments: Life Insurance and Group Protection. The Insurance Solutions – Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL insurance and bank-owned UL and VUL insurance products. The Insurance Solutions – Group Protection segment offers group life, disability and dental insurance to employers, and its products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Investment Management
The Investment Management segment, through Delaware Investments, provides a broad range of managed account portfolios, mutual funds, sub-advised funds and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its affiliates.
Lincoln UK
Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK focuses primarily on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of life and retirement income products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the contract holders. The segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling.
Other Operations
Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance, which was sold to Swiss Re in 2001, external debt and business sold through reinsurance. We are actively managing our remaining radio station clusters to maximize performance and future value. Other Operations also includes the Institutional Pension business, which was previously reported in Employer Markets – Retirement Products prior to our segment realignment. The Institutional Pension business is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off.
Beginning with the quarter ended June 30, 2008, we changed our definitions of segment operating revenues and income from operations to better reflect: the underlying economics of our variable and indexed annuities that employ derivative instruments to hedge policy benefits; and the manner in which management evaluates that business. Our change in the definition of income from operations is primarily the result of our adoption of SFAS 157 during the first quarter of 2008 (see Note 2). Under the fair value measurement provisions of SFAS 157, we are required to measure the fair value of these annuities from an “exit price” perspective, (i.e., the exchange price between market participants to transfer the liability). We, therefore, must include margins that a market participant buyer would require as well as a factor for non-performance risk related to our credit quality. We do not believe that these factors relate to the economics of the underlying business and do not reflect the manner in which management evaluates the business. The items that are now excluded from our operating results that were previously included are as follows: GLB net derivatives results; indexed annuity forward-starting option; and GDB derivatives results. For more information regarding this change, see our current report on Form 8-K dated July 16, 2008.
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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:
•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
•	Sale or disposal of securities;

•	Impairments of securities;

•	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of related trading securities;

•	Change in the fair value of the embedded derivatives of our GLBs within our variable annuities net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative;

•	Net difference between the benefit ratio unlocking of SOP 03-1 reserves on our GDB riders within our variable annuities and the change in the fair value of the derivatives excluding our expected cost of purchasing the hedging instruments; and

•	Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and 157.
•	Income (loss) from the initial adoption of changes in accounting principles;

•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;

•	Losses on early retirement of debt, including subordinated debt;

•	Losses from the impairment of intangible assets; and

•	Income (loss) from discontinued operations.
Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:
•	Excluded realized gain (loss);

•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and

•	Revenue adjustments from the initial impact of the adoption of changes in accounting principles.
Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2008	2007	2006
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,610	$2,533	$2,060
Defined Contribution	936	986	988

Total Retirement Solutions	3,546	3,519	3,048

Insurance Solutions:
Life Insurance	4,250	4,189	3,470
Group Protection	1,640	1,500	1,032

Total Insurance Solutions	5,890	5,689	4,502

Investment Management(1)	438	590	564
Lincoln UK(2)	327	370	308
Other Operations	439	473	444
Excluded realized gain (loss), pre-tax	(760)	(175)	12
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	3	9	1

Total revenues	$9,883	$10,475	$8,879

(1)	Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $82 million, $87 million and $97 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Revenues from our Lincoln UK segment are from a foreign country.

	For the Years Ended December 31,
	2008	2007	2006
Net Income
Income (loss) from operations:
Retirement Solutions:
Annuities	$193	$485	$399
Defined Contribution	123	181	204

Total Retirement Solutions	316	666	603

Insurance Solutions:
Life Insurance	541	719	531
Group Protection	104	114	99

Total Insurance Solutions	645	833	630

Investment Management	28	76	55
Lincoln UK	50	46	39
Other Operations	(180)	(173)	(38)
Excluded realized gain (loss), after-tax	(494)	(120)	9
Early extinguishment of debt	—	—	(4)
Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	2	(7)	1
Impairment of intangibles, after-tax	(305)	—	—

Income from continuing operations, after-tax	62	1,321	1,295
Income (loss) from discontinued operations, after-tax	(5)	(106)	21

Net income	$57	$1,215	$1,316

	For the Years Ended December 31,
	2008	2007	2006
Net Investment Income
Retirement Solutions:
Annuities	$972	$1,032	$976
Defined Contribution	695	709	738

Total Retirement Solutions	1,667	1,741	1,714

Insurance Solutions:
Life Insurance	1,988	2,069	1,685
Group Protection	117	115	80

Total Insurance Solutions	2,105	2,184	1,765

Lincoln UK	78	81	71
Other Operations	358	372	373

Total net investment income	$4,208	$4,378	$3,923

	For the Years Ended December 31,
	2008	2007	2006
Amortization of DAC and VOBA, Net of Interest
Retirement Solutions:
Annuities	$675	$373	$302
Defined Contribution	129	94	74

Total Retirement Solutions	804	467	376

Insurance Solutions:
Life Insurance	551	514	447
Group Protection	36	31	16

Total Insurance Solutions	587	545	463

Lincoln UK	46	53	38

Total amortization of DAC and VOBA, net of interest	$1,437	$1,065	$877

	For the Years Ended December 31,
	2008	2007	2006
Federal Income Tax Expense (Benefit)
Retirement Solutions:
Annuities	$(55)	$159	$90
Defined Contribution	29	72	76

Total Retirement Solutions	(26)	231	166

Insurance Solutions:
Life Insurance	267	366	266
Group Protection	56	61	53

Total Insurance Solutions	323	427	319

Investment Management	17	43	29
Lincoln UK	27	24	21
Other Operations	(89)	(114)	(54)
Excluded realized gain (loss)	(266)	(54)	4
Loss on early retirement of debt	—	—	(2)
Amortization of deferred gain on reinsurance related to reserve changes	1	(4)	—
Impairment of intangibles	(74)	—	—

Total federal income tax expense (benefit)	$(87)	$553	$483

	As of December 31,
	2008	2007
Assets
Retirement Solutions:
Annuities	$69,280	$81,424
Defined Contribution	22,906	30,180

Total Retirement Solutions	92,186	111,604

Insurance Solutions:
Life Insurance	48,778	50,476
Group Protection	2,482	2,430

Total Insurance Solutions	51,260	52,906

Investment Management	531	629
Lincoln UK	6,555	11,167
Other Operations	12,604	15,129

Total	$163,136	$191,435

24. Supplemental Disclosures of Cash Flow Information
The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2008	2007	2006
Interest paid	$282	$268	$195
Income taxes paid	418	177	320
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$—	$86	$39,197
Fair value of common stock issued and stock options recognized	—	(20)	(5,632)
Cash paid for common shares	—	(1)	(1,865)

Liabilities assumed	$—	$65	$31,700

Business Dispositions:
Assets disposed (includes cash and invested cash)	$(732)	$(45)	$—
Liabilities disposed	127	6	—
Cash received	647	42	—

Realized gain on disposal	42	3	—
Estimated gain on net assets held-for-sale in 2007	(54)	54	—

Gain (loss) on dispositions	$(12)	$57	$—

Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses	$10	$25	$—
Assets disposed (includes cash and invested cash)	(1)	(19)	—

Gain on sale of subsidiaries/businesses	$9	$6	$—

25. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2008
Total revenues (1)	$2,592	$2,582	$2,436	$2,273
Total benefits and expenses (1)	2,174	2,382	2,284	3,068
Income (loss) from continuing operations	293	125	149	(505)
Loss from discontinued operations, net of federal income taxes	(4)	—	(1)	—
Net income (loss)	289	125	148	(505)
Earnings (loss)per common share — basic:
Income (loss) from continuing operations	1.13	0.48	0.58	(1.98)
Loss from discontinued operations	(0.02)	—	—	—
Net income (loss)	1.11	0.48	0.58	(1.98)
Earnings (loss)per common share — diluted: (2)
Income (loss) from continuing operations	1.12	0.48	0.58	(1.98)
Loss from discontinued operations	(0.02)	—	—	—
Net income (loss)	1.10	0.48	0.58	(1.98)
2007
Total revenues (1)	$2,621	$2,671	$2,600	$2,583
Total benefits and expenses (1)	2,063	2,145	2,153	2,240
Income from continuing operations	388	370	323	240
Income (loss) from discontinued operations, net of federal income taxes	8	6	7	(127)
Net income	396	376	330	113
Earnings (loss) per common share — basic:
Income from continuing operations	1.41	1.37	1.20	0.91
Income (loss) from discontinued operations	0.03	0.02	0.02	(0.46)
Net income	1.44	1.39	1.22	0.45
Earnings (loss) per common share — diluted:
Income from continuing operations	1.39	1.35	1.18	0.90
Income (loss) from discontinued operations	0.03	0.02	0.03	(0.47)
Net income	1.42	1.37	1.21	0.43

(1)	See Note 1 for a description of the reclassification of certain derivatives and embedded derivatives, which resulted in increases (decreases) to total revenues and total benefits and expenses of $68 million, $(24) million, $(47) million, $(41) million and $(7) million, for the three months ended March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.

(2)	As a result of the net loss in the fourth quarter of 2008, shares used in the earnings (loss) per share calculation represent basic shares because using diluted shares would have been anti-dilutive to the calculation.
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
(b) Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting is included on page 161 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.
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
(c) Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.” Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Qualifications and Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2009,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “GENERAL—Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 14, 2009.
We have adopted a code of ethics, which we refer to as our “Code of Conduct” that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The Code of Conduct is posted on our Internet website (www.lincolnfinancial.com). LNC will provide to any person without charge, upon request, a copy of such code. Requests for the Code of Conduct should be directed to: Corporate Secretary, Lincoln National Corporation, 150 N. Radnor Chester Road, Suite A305, Radnor, PA 19087. We intend to disclose any amendment to or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers on our website, www.lincolnfinancial.com.
Item 11. Executive Compensation
Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 14, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information for this item is incorporated by reference to the sections captioned “SECURITY OWNERSHIP” and “EQUITY COMPENSATION PLAN INFORMATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 14, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 14, 2009.
Item 14. Principal Accountant Fees and Services
Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –Independent Registered Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 14, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Income — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006

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

LINCOLN NATIONAL CORPORATION
Date: February 27, 2009	By:	/s/ Frederick J. Crawford
Frederick J. Crawford
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2009.

Signature	Title

/s/ Dennis R. Glass Dennis R. Glass	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Frederick J. Crawford Frederick J. Crawford	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Douglas N. Miller Douglas N. Miller	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ William J. Avery William J. Avery	Director

/s/ J. Patrick Barrett J. Patrick Barrett	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ George W. Henderson, III George W. Henderson, III	Director

/s/ Eric G. Johnson Eric G. Johnson	Director

/s/ M. Leanne Lachman M. Leanne Lachman	Director

/s/ Michael F. Mee Michael F. Mee	Director

Signature	Title

/s/ William Porter Payne William Porter Payne	Director

/s/ Patrick S. Pittard Patrick S. Pittard	Director

/s/ David A. Stonecipher David A. Stonecipher	Director

/s/ Isaiah Tidwell Isaiah Tidwell	Director

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted. See “Critical Accounting Policies and Estimates” on page 53 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION
SCHEDULE I—CONSOLIDATED SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN
RELATED PARTIES (in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2008
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$204	$246	$246
States, municipalities and political subdivisions	125	125	125
Asset and mortgage-backed securities	11,328	10,130	10,130
Foreign governments	755	760	760
Public utilities	5,809	5,457	5,457
Convertibles and bonds with warrants attached	8	8	8
All other corporate bonds	35,402	31,247	31,247
Hybrid and redeemable preferred stocks	1,563	962	962

Total available-for-sale fixed maturity securities	55,194	48,935	48,935
Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	298	164	164
Industrial, miscellaneous and all other	85	70	70
Nonredeemable preferred stocks	83	54	54

Total available-for-sale equity securities	466	288	288
Trading securities	2,307	2,333	2,333
Derivative instruments	931	3,397	3,397
Mortgage loans on real estate	7,715	7,424	7,715
Real estate	125	N/A	125
Policy loans	2,924	N/A	2,924
Other investments	1,624	1,624	1,624

Total investments	$71,286		$67,341

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2008	2007
ASSETS
Investments in subsidiaries (1)	$11,652	$15,231
Derivative instruments	407	68
Other investments	187	442
Cash and invested cash	117	271
Loans to subsidiaries (1)	1,785	1,640
Other assets	147	281

Total assets	$14,295	$17,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Dividends payable	$54	$109
Short-term debt	815	550
Long-term debt	4,481	4,772
Loans from subsidiaries (1)	388	327
Other liabilities	580	457

Total liabilities	6,318	6,215

Contingencies and Commitments

Stockholders’ Equity
Series A preferred stock - 10,000,000 shares authorized	—	—
Common stock — 800,000,000 shares authorized	7,035	7,200
Retained earnings	3,745	4,293
Total accumulated other comprehensive income (loss)	(2,803)	225

Total stockholders’ equity	7,977	11,718

Total liabilities and stockholders’ equity	$14,295	$17,933

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2008	2007	2006
Revenues
Dividends from subsidiaries(1)	$1,239	$1,613	$907
Interest from subsidiaries(1)	99	102	87
Net investment income	17	21	19
Realized gain (loss) on investments	(156)	(49)	1
Other	22	14	(1)

Total revenues	1,221	1,701	1,013

Expenses
Operating and administrative	52	64	67
Interest — subsidiaries(1)	25	93	22
Interest — other	280	281	190

Total expenses	357	438	279

Income before federal income tax benefit, equity in income of subsidiaries, less dividends	864	1,263	734
Federal income tax benefit	(136)	(126)	(91)

Income before equity in income of subsidiaries, less dividends	1,000	1,389	825
Equity in income of subsidiaries, less dividends	(943)	(174)	491

Net income	$57	$1,215	$1,316

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$57	$1,215	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries greater than distributions (1)	943	(318)	(491)
Realized (gain) loss on investments	156	49	(1)
Change in fair value of equity collar	109	—	—
Change in federal income tax accruals	(240)	(12)	67
Other	(34)	26	7

Net cash provided by operating activities	991	960	898

Cash Flows from Investing Activities
Net sales (purchases) of investments	—	(1)	25
Purchases of derivatives	—	(26)	—
Proceeds received on stock monetization	—	170	—
Purchase of Jefferson-Pilot stock	—	—	(1,865)
Increase in investment in subsidiaries (1)	—	(325)	(68)
Cash acquired through affiliated mergers	—	16	—

Net cash used in investing activities	—	(166)	(1,908)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(350)	(178)
Issuance of long-term debt	200	1,443	2,045
Issuance (decrease) in commercial paper	50	265	(120)
Net increase (decrease) in loans from subsidiaries (1)	61	(378)	433
Net increase in loans to subsidiaries(1)	(299)	(308)	(47)
Common stock issued for benefit plans	49	91	167
Retirement of common stock	(476)	(989)	(1,002)
Dividends paid to stockholders	(430)	(429)	(385)

Net cash provided by (used in) financing activities	(1,145)	(655)	913

Net increase (decrease) in cash and invested cash	(154)	139	(97)
Cash and invested cash at beginning-of-year	271	132	229

Cash and invested cash at end-of-year	$117	$271	$132

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III—CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Future		Other Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums(1)	Funds	Premiums

	As of or for the Year Ended December 31, 2008
Retirement Solutions:
Annuities	$2,977	$3,958	$—	$17,220	$136
Defined Contribution	883	25	—	11,628	—

Total Retirement Solutions	3,860	3,983	—	28,848	136

Insurance Solutions:
Life Insurance	7,383	6,380	—	29,998	360
Group Protection	146	1,378	—	149	1,518

Total Insurance Solutions	7,529	7,758	—	30,147	1,878

Investment Management	—	—	—	—	—
Lincoln UK	534	828	—	277	78
Other Operations	13	6,691	—	1,575	4

Total	$11,936	$19,260	$—	$60,847	$2,096

	As of or for the Year Ended December 31, 2007

Retirement Solutions:
Annuities	$2,477	$817	$—	$17,750	$118
Defined Contribution	514	—	—	10,892	—

Total Retirement Solutions	2,991	817	—	28,642	118

Insurance Solutions:
Life Insurance	5,692	6,255	—	28,427	351
Group Protection	123	1,273	—	17	1,380

Total Insurance Solutions	5,815	7,528	—	28,444	1,731

Investment Management	—	—	—	—	—
Lincoln UK	772	1,147	—	403	95
Other Operations	2	6,515	—	2,151	3

Total	$9,580	$16,007	$—	$59,640	$1,947

	As of or for the Year Ended December 31, 2006

Retirement Solutions:
Annuities	$2,050	$438	$—	$18,230	$47
Defined Contribution	498	—	—	10,983	—

Total Retirement Solutions	2,548	438	—	29,213	47

Insurance Solutions:
Life Insurance	4,924	5,657	—	27,231	322
Group Protection	138	1,183	—	17	949

Total Insurance Solution	5,062	6,840	—	27,248	1,271

Investment Management	—	—	—	—	—
Lincoln UK	809	1,119	—	436	79
Other Operations	1	6,374	—	2,248	9

Total	$8,420	$14,771	$—	$59,145	$1,406

(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION
SCHEDULE III—CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses(2)	Written

	For the Year Ended December 31, 2008
Retirement Solutions:
Annuities	$972	$1,150	$675	$647	$—
Defined Contribution	695	443	129	212	—

Total Retirement Solutions	1,667	1,593	804	859	—

Insurance Solutions:
Life Insurance	1,988	2,565	551	326	—
Group Protection	117	1,108	36	335	—

Total Insurance Solutions	2,105	3,673	587	661	—

Investment Management	—	—	—	393	—
Lincoln UK	78	107	46	97	—
Other Operations	358	285	—	410	—

Total	$4,208	$5,658	$1,437	$2,420	$—

	For the Year Ended December 31, 2007

Retirement Solutions:
Annuities	$1,032	$830	$373	$686	$—
Defined Contribution	709	418	94	221	—

Total Retirement Solutions	1,741	1,248	467	907	—

Insurance Solutions:
Life Insurance	2,069	2,262	514	328	—
Group Protection	115	999	31	295	—

Total Insurance Solutions	2,184	3,261	545	623	—

Investment Management	—	—	—	471	—
Lincoln UK	81	138	53	109	—
Other Operations	372	350	—	429	—

Total	$4,378	$4,997	$1,065	$2,539	$—

	For the Year Ended December 31, 2006

Retirement Solutions:
Annuities	$976	$717	$302	$552	$—
Defined Contributions	738	411	74	223	—

Total Retirement Solutions	1,714	1,128	376	775	—

Insurance Solutions:
Life Insurance	1,685	1,908	447	318	—
Group Protection	80	663	16	200	—

Total Insurance Solutions	1,765	2,571	463	518	—

Investment Management	—	—	—	479	—
Lincoln UK	71	108	38	102	—
Other Operations	373	290	—	253	—

Total	$3,923	$4,097	$877	$2,127	$—

(2)	Excludes impairment of intangibles of $393 million for the year ended December 31, 2008. The allocation of expenses between investments and other operations is based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION
SCHEDULE IV—CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded	from		of Amount
	Gross	to Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or for the Year Ended December 31, 2008
Individual life insurance in force	$777,700	$346,900	$3,700	$434,500	0.9%
Premiums:
Life insurance and annuities (1)	5,255	1,002	18	4,271	0.4%
Health insurance	1,076	22	—	1,054	—

Total	$6,331	$1,024	$18	$5,325

	As of or for the Year Ended December 31, 2007

Individual life insurance in force	$744,500	$350,500	$3,700	$397,700	0.9%
Premiums:
Life insurance and annuities (1)	5,109	925	12	4,196	0.3%
Health insurance	968	27	—	941	—

Total	$6,077	$952	$12	$5,137

	As of or for the Year Ended December 31, 2006

Individual life insurance in force	$697,900	$333,800	$4,700	$368,800	1.3%
Premiums:
Life insurance and annuities (1)	4,116	810	8	3,314	0.2%
Health insurance	677	21	—	656	—

Total	$4,793	$831	$8	$3,970

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE V—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column C
Column A	Column B	Additions		Column D	Column E
Charged
	Balance at	Charged to	to Other		Balance
	Beginning-	Costs	Accounts -	Deductions -	at End
Description	of-Year	Expenses(1)	Describe	Describe(2)	of-Year

As of December 31, 2008
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$—	$—	$—	$—	$—
Included in other liabilities:
Investment guarantees	—	—	—	—	—

As of December 31, 2007

Deducted from asset accounts:
Reserve for mortgage loans on real estate	$2	$—	$—	$(2)	$—
Included in other liabilities:
Investment guarantees	—	—	—	—	—

As of December 31, 2006

Deducted from asset accounts:
Reserve for mortgage loans on real estate	$9	$2	$—	$(9)	$2
Included in other liabilities:
Investment guarantees	—	—	—	—	—

(1)	Excludes charges for the direct write-off assets.

(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated as of October 9, 2005, among LNC, Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 to LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on October 11, 2005.

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated as of January 26, 2006 among LNC, Lincoln JP Holdings, L.P., Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 to LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on January 31, 2006.

2.3	Stock Purchase Agreement between Lincoln Financial Media Company and Raycom Holdings, LLC is incorporated by reference to Exhibit 2.3 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.***

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.

3.2	Amended and Restated Bylaws of LNC (effective November 6, 2008) are incorporated by reference to Exhibit 3.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2008.

4.1	Indenture of LNC, dated as of January 15, 1987, between LNC and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 4(a) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1994.

4.2	First Supplemental Indenture, dated as of July 1, 1992, to Indenture dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.3	Indenture of LNC, dated as of September 15, 1994, between LNC and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4(c) to LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.4	First Supplemental Indenture, dated as of November 1, 2006, to Indenture dated as of September 15, 1994 is incorporated by reference to Exhibit 4.4 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

4.5	Junior Subordinated Indenture, dated as of May 1, 1996, between LNC and The Bank of New York Trust Company, N.A. (successor in interest to J.P. Morgan Trust Company and The First National Bank of Chicago) is incorporated by reference to Exhibit 4(j) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.6	First Supplemental Indenture, dated as of August 14, 1998, to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 1998.

4.7	Second Supplemental Junior Subordinated Indenture, dated April 20, 2006, to Junior Subordinated Indenture, dated as of May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.8	Third Supplemental Junior Subordinated Indenture dated May 17, 2006, to Junior Subordinated Indenture, dated as of May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.9	Fourth Supplemental Junior Subordinated Indenture, dated as of November 1, 2006, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.9 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

4.10	Fifth Supplemental Junior Subordinated Indenture, dated as of March 13, 2007, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.11	Indenture, dated as of November 21, 1995, between Jefferson-Pilot Corporation and U.S. National Bank Association (as successor in interest to Wachovia Bank, National Association), is incorporated by reference to Exhibit 4.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.12	Third Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.8 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.13	Fourth Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.9 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

4.14	Fifth Supplemental Indenture, dated as of April 3, 2006, to Indenture, dated as of November 21, 1995, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

4.15	Sixth Supplemental Indenture, dated as of March 1, 2007, to Indenture dated as of November 21, 1995, is incorporated by reference to Exhibit 4.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.

4.16	Form of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.17	Form of 6.20% Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2001.

4.18	Form of 6.75% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.19	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.20	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 4, 2004.

4.21	Form of 7% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File NO. 1-6028) filed with the SEC on May 17, 2006.

4.22	Form of 6.75% Capital Securities due 2066 of Lincoln Financial Corporation is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.23	Form of Floating Rate Senior Note due April 6, 2009 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.24	Form of 6.15% Senior Note due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.25	Amended and Restated Trust Agreement dated September 11, 2003, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein is incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.26	Guarantee Agreement, dated September 11, 2003, between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee is incorporated by reference to Exhibit 4.4 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.27	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.28	Form of Floating Rate Senior Notes due 2010 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.29	Form of 5.65% Senior Notes due 2012 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 2007.

4.30	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.31	First Supplemental Indenture, dated as of April 3, 2006, among Lincoln JP Holdings, L.P. and JPMorgan Chase Bank, N.A., as trustee, to the Indenture, dated as of January 15, 1997, among Jefferson-Pilot and JPMorgan Chase Bank, N.A., as trustee, is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.1	LNC Amended and Restated Incentive Compensation Plan (as amended and restated on May 10, 2007) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.*

10.2	Amendment Nos. 1 and 2 to the LNC Amended and Restated Incentive Compensation Plan are incorporated by reference to Exhibit 10.3 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.3	Form of Restricted Stock Unit Award Agreement under the LNC Amended and Restated Incentive Compensation Plan, adopted February 7, 2008 is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.4	Form of Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.5	Form of Restricted Stock Unit Award Agreement under the LNC Amended and Restated Incentive Compensation Plan, adopted May 2008, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 6, 2008.*

10.6	LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 5 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 4, 2007.*

10.7	Non-Qualified Stock Option Agreement for the LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.*

10.8	Retirement and Release Agreement, dated July 6, 2007, between Jon A. Boscia and LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 11, 2007.*

10.9	Description of Change in Compensation Arrangement in connection with promotion of Dennis R. Glass to CEO is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.10	2007 Non-Employee Director Fees (revised to include fee for non-Executive Chairman) (unchanged for 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.11	Form of Restricted Stock Award Agreement (2007) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.12	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.13	The Salary Continuation Plan for Executives of LNC and Affiliates as amended and restated through August 1, 2000 is incorporated by reference to Exhibit 10(b) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.14	Amended and Restated Salary Continuation Plan for Executives of LNC and Affiliates is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.15	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.16	LNC Deferred Compensation and Supplemental/Excess Retirement Plan is incorporated by reference to LNC’s Registration Statement for the plan on Form S-8 (File No. 333-155385) filed November 14, 2008.*

10.17	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.18	Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.19	Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.20	Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.21	Amended and Restated LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.22	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.23	LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008 is filed herewith.*

10.24	Revised Framework for Long-Term performance awards under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.25	Form of LNC Restricted Stock Agreement is incorporated by reference to Exhibit 10(b) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.26	Form of LNC Stock Option Agreement is incorporated by reference to Exhibit 10(c) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.27	Overview of 2006 long-term incentives for senior management committee members under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.28	2006-2008 Long-Term Incentive Award Measures under the LNC Amended and Restated Annual Incentive Compensation Plan and certain compensation information, is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.*

10.29	Form of Long-Term Incentive Award Agreement for senior management committee members (2006-2008 cycle) is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.30	Form of 2008-2010 Performance Cycle Agreement under the LNC Amended and Restated Incentive Compensation Plan, is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.31	Description of Special 2008 Annual Incentive Payout Arrangement with Terrance J. Mullen, Former President of Lincoln Financial Distributors, is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.32	Agreement, Waiver and General Release between Elizabeth L. Reeves and LNC is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.33	Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.34	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.35	Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension benefit Plan incorporated by reference to Exhibit 10(d) to LNC’s Form 10-Q (File No 1-6028) for the quarter ended March 31, 2005.*

10.36	Amended and Restated Delaware Investments U.S., Inc. Incentive Compensation Plan is filed herewith.*

10.37	Non-qualified Stock Option Agreement Under the Delaware Investments U.S., Inc. Stock Option Plan is incorporated by reference to Exhibit 10(bb) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.38	Form of Restricted Stock Unit Agreement under the Delaware Investments U.S., Inc. Incentive Compensation Plan is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.39	LNC Non-Employee Director Compensation is incorporated by reference from Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 15, 2006.*

10.40	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.41	Form of nonqualified LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.42	Employment Agreement of Dennis R. Glass, dated December 6, 2003, is incorporated by reference to Exhibit 10(ii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2003.*

10.43	Amendment No. 1 to Employment Agreement of Dennis R. Glass, dated March 23, 2005, is incorporated by reference to Exhibit 10.1 of Jefferson-Pilot’s Form 10-Q (File No. 1-5955) for the quarter ended September 30, 2005.*

10.44	Amendment No. 2 to Employment Agreement of Dennis R. Glass, dated April 2, 2007, is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2007.*

10.45	Amendment No. 3 to Employment Agreement of Dennis R. Glass, effective as of August 6, 2008, is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2008.*

10.46	Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.47	Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.48	Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.49	Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.50	1999 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(ix) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1999.*

10.51	2005 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2005.*

10.52	Jefferson Pilot Corporation Separation Pay Plan, adopted February 12, 2006, is incorporated by reference to Exhibit 10(viii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2005.*

10.53	Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.54	Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.55	Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is filed herewith.*

10.56	Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.57	First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.58	Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.59	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc., offices located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.60	First Amendment to Lease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.

10.61	Sublease and Agreement dated December 10, 1999 between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.62	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.63	Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 1, 2001.***

10.64	Fifth Amended and Restated Credit Agreement, dated as of March 10, 2006, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Wachovia Capital Markets LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as syndication agent, Citibank, N.A., HSBC Bank USA, N.A. and The Bank of New York, as documentation agents, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 15, 2006.

10.65	Credit Agreement, dated as of February 8, 2006, among LNC, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

10.66	Master Confirmation Agreement and related Supplemental Confirmation, dated March 14, 2007, and Trade Notification, dated March 16, 2007, relating to LNC’s Accelerated Stock Repurchase with Citibank, N.A. is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.**

10.67	Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is filed herewith.***

10.68	Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is filed herewith.***

12	Historical Ratio of Earnings to Fixed Charges.

21	Subsidiaries List.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement.

**	Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission (“SEC”) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***	Schedules to the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. LNC will furnish supplementally a copy of the schedules to the SEC, upon request.
We will furnish to the SEC, upon request, a copy of any of our long-term debt agreements not otherwise filed with the SEC.