Form 10-Q
period 2009-03-31
LINCOLN NATIONAL CORP
filed 2009-05-08
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒  Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

As of May 4, 2009, there were 256,087,959 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2009 - $55,876; 2008 - $55,194)	$49,349	$48,935
Equity (cost: 2009 - $464; 2008 - $466)	205	288
Trading securities	2,246	2,333
Mortgage loans on real estate	7,616	7,715
Real estate	129	125
Policy loans	2,908	2,924
Derivative investments	2,226	3,397
Other investments	1,476	1,624
Total investments	66,155	67,341
Cash and invested cash	5,613	5,926
Deferred acquisition costs and value of business acquired	11,922	11,936
Premiums and fees receivable	489	481
Accrued investment income	881	832
Reinsurance recoverables	8,033	8,450
Reinsurance related derivative assets	107	31
Goodwill	3,344	3,944
Other assets	3,396	3,562
Separate account assets	57,487	60,633
Total assets	$157,427	$163,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$18,836	$19,260
Other contract holder funds	61,525	60,847
Short-term debt	1,436	815
Long-term debt	4,345	4,731
Funds withheld reinsurance liabilities	1,215	2,042
Deferred gain on business sold through reinsurance	548	619
Payables for collateral under securities loaned and derivatives	2,386	3,706
Other liabilities	2,326	2,506
Separate account liabilities	57,487	60,633
Total liabilities	150,104	155,159

Contingencies and Commitments (See Note 11)

Stockholders' Equity
Series A preferred stock - 10,000,000 shares authorized	-	-
Common stock - 800,000,000 shares authorized; 256,046,103 and 255,869,859 shares
issued and outstanding as of March 31, 2009, and December 31, 2008, respectively	7,033	7,035
Retained earnings	3,265	3,745
Accumulated other comprehensive loss	(2,975)	(2,803)
Total stockholders' equity	7,323	7,977
Total liabilities and stockholders' equity	$157,427	$163,136

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2009	2008
	(Unaudited)
Revenues
Insurance premiums	$518	$509
Insurance fees	728	814
Investment advisory fees	44	76
Net investment income	1,027	1,065
Realized loss:
Total other-than-temporary impairment losses on securities	(214)	(57)
Portion of loss recognized in other comprehensive income	89	-
Net other-than-temporary impairment losses on securities recognized in earnings	(125)	(57)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	(68)	22
Total realized loss	(193)	(35)
Amortization of deferred gain on business sold through reinsurance	19	19
Other revenues and fees	102	146
Total revenues	2,245	2,594
Benefits and Expenses
Interest credited	627	612
Benefits	939	679
Underwriting, acquisition, insurance and other expenses	725	809
Interest and debt expense	-	76
Impairment of intangibles	603	-
Total benefits and expenses	2,894	2,176
Income (loss) from continuing operations before taxes	(649)	418
Federal income tax expense (benefit)	(70)	125
Income (loss) from continuing operations	(579)	293
Loss from discontinued operations, net of federal incomes taxes	-	(4)
Net income (loss)	$(579)	$289

Earnings Per Common Share - Basic
Income (loss) from continuing operations	$(2.27)	$1.13
Loss from discontinued operations	-	(0.02)
Net income (loss)	$(2.27)	$1.11

Earnings Per Common Share - Diluted
Income (loss) from continuing operations	$(2.27)	$1.12
Loss from discontinued operations	-	(0.02)
Net income (loss)	$(2.27)	$1.10

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2009	2008
	(Unaudited)
Common Stock
Balance at beginning-of-year	$7,035	$7,200
Stock compensation/issued for benefit plans	(5)	21
Deferred compensation payable in stock	3	3
Retirement of common stock/cancellation of shares	-	(149)
Balance at end-of-period	7,033	7,075

Retained Earnings
Balance at beginning-of-year	3,745	4,293
Cumulative effect of adoption of EITF 06-10	-	(4)
Cumulative effect of adoption of FSP 115-2	102	-
Comprehensive loss	(649)	(258)
Less other comprehensive loss, net of tax	(70)	(547)
Net income (loss)	(579)	289
Retirement of common stock	-	(137)
Dividends declared: Common (2009 - $0.010; 2008 - $0.415)	(3)	(108)
Balance at end-of-period	3,265	4,333
Net Unrealized Loss on Available-for-Sale Securities
Balance at beginning-of-year	(2,654)	86
Cumulative effect of adoption of FSP 115-2	(84)
Change during the period	39	(538)
Balance at end-of-period	(2,699)	(452)
Unrealized Other-Than-Temporary Impairment on Available-for-Sale Securities
Balance at beginning-of-year	-	-
Cumulative effect of adoption of FSP 115-2	(18)	-
Change during the period	(58)	-
Balance at end-of-period	(76)	-
Net Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	127	53
Change during the period	(69)	(9)
Balance at end-of-period	58	44
Foreign Currency Translation Adjustment
Balance at beginning-of-year	6	175
Change during the period	17	(1)
Balance at end-of-period	23	174
Funded Status of Employee Benefit Plans
Balance at beginning-of-year	(282)	(89)
Change during the period	1	1
Balance at end-of-period	(281)	(88)
Total stockholders' equity at end-of-period	$7,323	$11,086

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Three
	Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)
Net income (loss)	$(579)	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front end loads deferrals and interest, net of amortization	(100)	(169)
Trading securities purchases, sales and maturities, net	37	12
Change in premiums and fees receivable	37	(34)
Change in accrued investment income	(49)	(74)
Change in future contract benefits	(233)	299
Change in other contract holder funds	(2)	24
Change in funds withheld reinsurance liability and reinsurance recoverables	(170)	(170)
Change in federal income tax accruals	36	(74)
Realized loss	193	35
Loss on disposal of discontinued operations	-	12
Impairment of intangibles	603	-
Amortization of deferred gain on business sold through reinsurance	(19)	(19)
Stock-based compensation expense	6	12
Other	(39)	(45)
Net cash provided by (used in) operating activities	(279)	98

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,719)	(1,599)
Sales of available-for-sale securities	1,242	300
Maturities of available-for-sale securities	731	888
Purchases of other investments	(1,201)	(713)
Sales or maturities of other investments	2,411	596
Increase (decrease) in payables for collateral under securities loaned and derivatives	(1,320)	661
Proceeds from sale of subsidiaries/businesses and disposal of discontinued operations	2	642
Other	(16)	(13)
Net cash provided by (used in) investing activities	(870)	762

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(87)	(100)
Increase (decrease) in commercial paper, net	371	(54)
Deposits of fixed account values, including the fixed portion of variable	2,612	2,403
Withdrawals of fixed account values, including the fixed portion of variable	(1,590)	(1,434)
Transfers to and from separate accounts, net	(408)	(509)
Common stock issued for benefit plans and excess tax benefits	(8)	12
Repurchase of common stock	-	(286)
Dividends paid to stockholders	(54)	(110)
Net cash provided by (used in) financing activities	836	(78)
Net increase (decrease) in cash and invested cash	(313)	782
Cash and invested cash at beginning-of-year	5,926	1,665
Cash and invested cash at end-of-period	$5,613	$2,447

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications have no effect on net income or stockholders’ equity of the prior periods.

We have reclassified the results of certain derivatives and embedded derivatives to realized loss, which were previously reported within insurance fees, net investment income, interest credited or benefits.  The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in contract holder funds (previously reported within benefits) have also been reclassified to realized loss.  The detail of the reclassifications from what was previously reported in March 31, 2008, financial statements (in millions) was as follows:

For the Three
Months Ended
March 31,
2008
Realized loss, as previously reported	$(38)
Effect of reclassifications to:
Insurance fees	32
Net investment income	(97)
Interest credited	102
Benefits	(13)
Underwriting, acquisition, insurance and other expenses	(21)
Realized loss, as adjusted	$(35)

2.   New Accounting Standards

Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 141(R) – Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS No. 141 “Business Combinations” (“SFAS 141”).  SFAS 141(R) retains the fundamental requirements of SFAS 141, but establishes principles and requirements for the acquirer in a business combination to recognize and measure the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree and the goodwill acquired or the gain from a bargain purchase.  For a more detailed description of SFAS 141(R), see Note 2 of our 2008 Form 10-K.  We adopted SFAS 141(R) for acquisitions occurring after January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB amended the guidance in SFAS 141(R) related to the recognition and measurement of contingencies acquired in a business combination by issuing FASB Staff Position (“FSP”) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies” (“FSP 141(R)-1”).  FSP 141(R)-1 clarifies that contingent assets acquired and liabilities assumed (jointly referred to as “pre-acquisition contingencies”) in a business combination are measured at the acquisition-date fair value only if fair value can be determined during the measurement period.  If the fair value cannot be determined during the measurement period, but information is available at the end of the measurement period indicating the pre-acquisition contingency is both probable and can be reasonably estimated, then the pre-acquisition contingency is recognized at the acquisition date based on the estimated amount.  Subsequent to the acquisition date, the measurement of pre-acquisition contingencies is dependent on the nature of the contingency.  We adopted FSP 141(R)-1 for acquisitions occurring after January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51” (“SFAS 160”), which establishes accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent.  For a more detailed description of SFAS 160, see Note 2 of our 2008 Form 10-K. We adopted SFAS 160 effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

FSP No. FAS 140-3 – Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), regarding the criteria for a repurchase financing to be considered a linked transaction under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”  For a more detailed description of FSP 140-3, see Note 2 of our 2008 Form 10-K.  We adopted FSP 140-3 effective January 1, 2009, and applied the guidance prospectively to initial transfers and repurchase financings executed after that date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

FSP No. FAS 157-2 – Effective Date of FASB Statement No. 157

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

We applied the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.  The application did not have a material impact on our consolidated financial condition and results of operations.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities.  For a more detailed description of the new disclosure requirements, see Note 2 of our 2008 Form 10-K.  The amended and expanded disclosure requirements apply to all derivative instruments within the scope of SFAS 133, nonderivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  We adopted SFAS 161 effective January 1, 2009, and have prospectively included the enhanced disclosures related to derivative instruments and hedging activities in our financial statements, primarily in Note 6.

FSP No. FAS 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which applies to recognized intangible assets accounted for under the guidance in SFAS 142.  For a more detailed description of FSP 142-3, see Note 2 of our 2008 Form 10-K.  We adopted FSP 142-3 effective January 1, 2009, and applied the guidance prospectively to recognized intangible assets acquired after the effective date and applied the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

SFAS No. 163 – Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”), which applies to financial guarantee insurance and reinsurance contracts not accounted for as derivative instruments, and issued by entities within the scope of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  For a more detailed description of SFAS 163, see Note 2 of our 2008 Form 10-K.  We do not hold a significant amount of financial guarantee insurance and reinsurance contracts, and as such, the adoption of SFAS 163 on January 1, 2009 did not have a material impact on our consolidated financial condition and results of operations.

Emerging Issues Task Force No. 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to an entity’s own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions.  We adopted EITF 07-5 on January 1, 2009, for all outstanding instruments as of that date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

EITF No. 08-6 – Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which addresses the effect of SFAS 141(R) and SFAS 160 on equity-method accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.”  For a more detailed description of EITF 08-6, see Note 2 of our 2008 form 10-K.  We adopted EITF 08-6 on January 1, 2009, prospectively for all investments accounted for under the equity method.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

FSP No. FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an other-than-temporary impairment (“OTTI”) shall be recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value at the balance sheet date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

If management does not intend to sell the debt security and it is not more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred.  In this instance, FSP 115-2 requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in other comprehensive income (“OCI”).  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, FSP 115-2 expands and increases the frequency of existing disclosures about OTTIs for debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

As permitted by the transition guidance, we elected to early adopt FSP 115-2 effective January 1, 2009, by recording an increase of $102 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on our Consolidated Statements of Stockholders’ Equity to reclassify the noncredit portion of previously other-than-temporarily impaired debt securities held as of January 1, 2009.  The following summarizes the components (in millions) for this cumulative effect adjustment:

	Unrealized	Net
	OTTI	Unrealized
	on	Loss
	AFS	on AFS
	Securities	Securities	Total
Increase in amortized cost of fixed maturity
available-for-sale ("AFS") securities	$34	$165	$199
Change in DAC, VOBA, DSI, and DFEL	(7)	(35)	(42)
Income tax	(9)	(46)	(55)
Net cumulative effect adjustment	$18	$84	$102

The cumulative effect adjustment was calculated for all debt securities held as of January 1, 2009, for which an OTTI was previously recognized, but as of January 1, 2009, we did not intend to sell the security and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of January 1, 2009, to the amortized cost basis of the debt securities.  The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective debt security in effect before recognizing any OTTI.  In addition, because the carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on fixed maturity AFS securities, we recognized a true-up to our DAC, VOBA, DSI and DFEL balances for this cumulative effect adjustment.

The following summarizes the increase to the amortized cost of our fixed maturity AFS securities (in millions) as of January 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Corporate bonds	$131
Residential collateralized mortgage obligations ("CMOs")	65
Collateralized debt obligations ("CDOs")	3
Total fixed maturity AFS securities	$199

The impact for the first quarter adoption of FSP 115-2 to basic and diluted per share amounts was an increase of $0.35 per share.

In addition, we have enhanced our financial statement presentation as required under FSP 115-2, to separately present the OTTI recognized in accumulated OCI on the face of our Consolidated Statements of Stockholders’ Equity and present the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated OCI, on the face of our Consolidated Statements of Income.  The enhanced financial statement disclosures required under FSP 115-2 are included in Note 5.

FSP No. FAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which amends SFAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP 157-4 provides an illustrative example of key considerations when applying the principles in SFAS 157 in estimating fair value in nonactive markets when there has been a significant decrease in the volume and level of activity for the asset.  FSP 157-4 also requires additional disclosures about fair value measurements in annual and interim reporting periods.  Any changes in valuation techniques resulting from the adoption of FSP 157-4 are accounted for as a change in accounting estimate in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”  As permitted under the transition guidance, we elected to early adopt FSP 157-4 effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

Future Adoption of New Accounting Standards

FSP No. FAS 132(R)-1 – Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which requires enhanced disclosures of the plan assets of an employer’s defined benefit pension or other postretirement benefit plans.  The disclosures required under FSP 132(R)-1 will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy as defined by SFAS 157.  FSP 132(R)-1 requires the additional disclosure in SFAS 157 for Level 3 fair value measurements must also be provided for the fair value measurements of plan assets using Level 3 inputs.  The disclosures in FSP 132(R)-1 are effective for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes.  We will include the disclosures required in FSP 132(R)-1 in the notes to our consolidated financial statements for the year ending December 31, 2009.

FSP No. FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements.  FSP 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the method(s) and significant assumptions from prior periods.  The disclosures in FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption.  In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption.  We will include the disclosures required in FSP 107-1 in the notes to our consolidated financial statements beginning with the interim period ending June 30, 2009.

3.  Acquisitions and Dispositions

Acquisitions

Newton County Loan & Savings, FSB (“NCLS”)

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of NCLS, a federally regulated savings bank, located in Indiana.  We agreed to contribute $10 million to the capital of NCLS.  We closed on our purchase of NCLS on January 15, 2009, which did not have a material impact on our consolidated financial condition or results of operations.

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

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income, and the amounts (in millions) were as follows:

For the Three
Months Ended
March 31,
2008
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$22

Income from discontinued operations before disposal, before federal income taxes	$8
Federal income taxes	3
Income from discontinued operations before disposal	5

Disposal
Loss on disposal, before federal income taxes	(12)
Federal income tax benefit	(3)
Loss on disposal	(9)
Loss from discontinued operations	$(4)

4.  Variable Interest Entities

Our involvement with variable interest entities (“VIEs”) is primarily to obtain financing and to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes.  We have carefully analyzed each VIE to determine whether we are the primary beneficiary.  Based on our analysis of the expected losses and residual returns of the VIEs in which we have a variable interest, we have concluded that there are no VIEs for which we are the primary beneficiary, and, as such, we have not consolidated the VIEs in our consolidated financial statements.  However, for those VIEs in which we are not the primary beneficiary, but hold a variable interest, we recognize the fair value of our variable interest in our consolidated financial statements.

Information (in millions) included on our Consolidated Balance Sheets for those VIEs where we had significant variable interest and where we were a sponsor that held a variable interest was as follows:

	As of March 31, 2009			As of December 31, 2008
			Maximum			Maximum
	Total	Total	Loss	Total	Total	Loss
	Assets	Liabilities	Exposure	Assets	Liabilities	Exposure
Affiliated trust	$5	$-	$-	$5	$-	$-
Credit-linked notes	82	-	600	50	-	600

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

Our common stock investment does not represent a significant variable interest in the trust, as we do not receive any distributions or absorb any losses from the trust.  In addition, our guarantee of the principal obligations of the trust does not represent a variable interest, as we are guaranteeing our own performance.  Therefore, we are not the primary beneficiary and do not consolidate the trust.  Since our investment in the common stock of the trust was financed directly by the trust, we do not have any equity investment at risk, and, therefore, do not have exposure to loss from the trust.

Credit-Linked Notes

We invested in two CLNs where the note holders do not have voting rights or decision-making capabilities.  The entities that issued the CLNs are financed by the note holders, and as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders’ investment does not permit them to make decisions about the entities’ activities that would have a significant effect on the success of the entities, we have determined that these entities are VIEs.  We are not the primary beneficiary of the VIEs as the multi-tiered class structure of the CLNs requires the subordinated classes of the investment pool to absorb credit losses prior to our class of notes.  As a result, we will not absorb the majority of the expected losses and the coupon we receive on the CLNs limits our participation in the residual returns.  For information regarding our exposure to loss in our CLNs, see “Credit-Linked Notes” in Note 5.

5.  Investments

AFS Securities

Pursuant to SFAS 157, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 15, which also includes additional disclosures regarding our fair value measurements required by SFAS 157.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of available-for-sale securities (in millions) were as follows:

	As of March 31, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed Maturity Securities
Corporate bonds	$41,533	$553	$4,547	$34	$37,505
U.S. Government bonds	205	29	1	-	233
Foreign government bonds	779	40	54	-	765
Mortgage-backed securities ("MBS"):
CMOs	6,684	281	666	109	6,190
Residential mortgage pass-through securities ("MPTS")	1,616	73	32	-	1,657
Commercial MBS ("CMBS")	2,517	11	621	-	1,907
Asset-backed securities ("ABS"):
CDOs	253	4	135	3	119
Credit-linked notes ("CLNs")	600	-	518	-	82
State and municipal bonds	125	3	2	-	126
Hybrid and redeemable preferred stocks	1,564	3	802	-	765
Total fixed maturity securities	55,876	997	7,378	146	49,349
Equity Securities
Banking securities	280	-	213	-	67
Insurance securities	71	1	24	-	48
Other financial services securities	55	1	12	-	44
Other securities	58	2	14	-	46
Total equity securities	464	4	263	-	205
Total AFS securities	$56,340	$1,001	$7,641	$146	$49,554

(1)
This amount is comprised of the gross unrealized OTTI cumulative effect adjustment as discussed in Note 2 and the amount reflected in the Consolidated Statements of Income in the first three months of 2009.

	As of December 31, 2008
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$40,363	$660	$4,521	$-	$36,502
U.S. Government bonds	204	42	-	-	246
Foreign government bonds	755	56	51	-	760
MBS:
CMOs	6,918	174	780	-	6,312
MPTS	1,875	62	38	-	1,899
CMBS	2,535	9	625	-	1,919
ABS:
CDOs	256	7	103	-	160
CLNs	600	-	550	-	50
State and municipal bonds	125	2	2	-	125
Hybrid and redeemable preferred stocks	1,563	6	607	-	962
Total fixed maturity securities	55,194	1,018	7,277	-	48,935
Equity Securities
Banking securities	280	-	147	-	133
Insurance securities	71	1	19	-	53
Other financial services securities	61	4	10	-	55
Other securities	54	4	11	-	47
Total equity securities	466	9	187	-	288
Total AFS securities	$55,660	$1,027	$7,464	$-	$49,223
					c

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of March 31, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,817	$1,793
Due after one year through five years	13,230	12,656
Due after five years through ten years	14,383	13,122
Due after ten years	14,776	11,823
Subtotal	44,206	39,394
MBS	10,817	9,754
CDOs	253	119
CLNs	600	82
Total fixed maturity AFS securities	$55,876	$49,349

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2009
	Less Than Or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$16,651	$2,011	$7,320	$2,570	$23,971	$4,581
U.S. Government bonds	16	1	-	-	16	1
Foreign government bonds	202	19	65	35	267	54
MBS:
CMOs	676	397	645	378	1,321	775
MPTS	40	11	75	21	115	32
CMBS	692	121	877	500	1,569	621
ABS:
CDOs	52	30	54	108	106	138
CLNs	-	-	82	518	82	518
State and municipal bonds	30	2	2	-	32	2
Hybrid and redeemable
preferred stocks	385	357	328	445	713	802
Total fixed maturity securities	18,744	2,949	9,448	4,575	28,192	7,524
Equity Securities
Banking securities	65	209	2	4	67	213
Insurance securities	27	24	-	-	27	24
Other financial services securities	12	8	19	4	31	12
Other securities	1	3	22	11	23	14
Total equity securities	105	244	43	19	148	263
Total AFS securities	$18,849	$3,193	$9,491	$4,594	$28,340	$7,787

Total number of securities in an unrealized loss position						3,467

	As of December 31, 2008
	Less Than Or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$19,047	$2,378	$5,980	$2,143	$25,027	$4,521
U.S. Government bonds	3	-	-	-	3	-
Foreign government bonds	159	17	64	34	223	51
MBS:
CMOs	853	299	720	481	1,573	780
MPTS	96	26	52	12	148	38
CMBS	1,133	175	499	450	1,632	625
ABS:
CDOs	76	20	68	83	144	103
CLNs	-	-	50	550	50	550
State and municipal bonds	29	2	2	-	31	2
Hybrid and redeemable
preferred stocks	461	267	418	340	879	607
Total fixed maturity securities	21,857	3,184	7,853	4,093	29,710	7,277
Equity Securities
Banking securities	131	146	2	1	133	147
Insurance securities	30	19	-	-	30	19
Other financial services securities	32	9	5	1	37	10
Other securities	22	10	2	1	24	11
Total equity securities	215	184	9	3	224	187
Total AFS securities	$22,072	$3,368	$7,862	$4,096	$29,934	$7,464

Total number of securities in an unrealized loss position						3,682

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20%, were as follows:

	As of March 31, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities
Less than six months	$5,306	$2,818	$144	840
Six months or greater, but less than nine months	1,370	1,095	-	253
Nine months or greater, but less than twelve months	628	856	-	148
Twelve months or greater	344	1,147	-	145
Total AFS securities	$7,648	$5,916	$144	1,386

	As of December 31, 2008
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$6,794	$3,536	$-	1,017
Six months or greater, but less than nine months	500	506	-	104
Nine months or greater, but less than twelve months	491	651	-	152
Twelve months or greater	173	869	-	91
Total AFS securities	$7,958	$5,562	$-	1,364

(1)	We may reflect a security in more than one aging category based on various purchase dates.

As described more fully below, we regularly review our investment holdings for OTTIs.  Based upon this review, the cause of the $177 million increase in our gross AFS securities unrealized losses for the three months ended March 31, 2009, was related primarily to the cumulative adjustment of the recognition of OTTI.  See the $165 million increase in amortized cost in AFS securities as disclosed in Note 2.  We believe that the securities in an unrealized loss position as of March 31, 2009, were not other-than-temporarily impaired as we do not intend to sell these debt securities or it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.

Changes in the amount of credit loss of OTTIs recognized in earnings where the portion related to other factors was recognized in OCI (in millions) were as follows:

For the
Three
Months
Ended
March 31,
2009
Balance at beginning-of-period	$31
Increases attributable to credit losses on securities for which an OTTI was not previously recognized	72
Balance at end-of-period	$103

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Fixed maturity AFS securities:
Gross gains	$55	$9	NM
Gross losses	(244)	(100)	NM
Equity AFS securities:
Gross gains	3	3	0%
Gross losses	(3)	-	NM
Gain on other investments	(2)	25	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld
reinsurance liabilities	55	25	120%
Total realized loss on investments, excluding trading securities	(136)	(38)	NM
Loss on certain derivative instruments	(17)	(3)	NM
Total realized loss on investments and certain derivative instruments,
excluding trading securities	$(153)	$(41)	NM

Write-downs for OTTI included in realized loss
on AFS securities above	$(170)	$(92)	-85%

Details underlying write-downs taken as a result of OTTIs (in millions) that were recognized in earnings and included in realized loss on AFS securities above were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008
Fixed Maturity Securities
Corporate bonds	$85	$90
MBS:
CMOs	81	1
ABS:
CDOs	-	1
Hybrid and redeemable preferred stock	1	-
Total fixed maturity securities	167	92
Equity Securities
Other financial services securities	3	-
Total equity securities	3	-
Total OTTI losses on AFS	$170	$92

The components of OTTI (in millions) reflected on our Consolidated Statements of Income were as follows:

	For the Three Months			For the Three Months
	Ended March 31, 2009			Ended March 31, 2008
	Total	Portion	Net OTTI	Total	Portion	Net OTTI
	OTTI	of Loss	Losses	OTTI	of Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Earnings	Securities	in OCI	in Earnings
Gross	$282	$(112)	$170	$92	$-	$92
DAC, VOBA, DSI and DFEL
amortization	(68)	23	(45)	(35)	-	(35)
Net	$214	$(89)	$125	$57	$-	$57

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Income.  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude than an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income.  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded to OCI to unrealized OTTI loss on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.

When assessing our intent to sell a debt security or if it is more likely than not we will be required to sell a debt security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying debt security.  The effective interest rate is the original yield or the coupon if the debt security was previously impaired.  If an OTTI exists and we do not have sufficient cash flow or other information to determine a recovery value for the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income.  See the discussion below for additional information on the methodology and significant inputs, by security type, which we use to determine the amount of a credit loss.

To determine the recovery period of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•	Historic and implied volatility of the security;
•	Length of time and extent to which the fair value has been less than amortized cost;
•	Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;
•	Failure, if any, of the issuer of the security to make scheduled payments; and
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

In periods subsequent to the recognition of an OTTI, the AFS security is accounted for as if it had been purchased on the measurement date of the OTTI.  Therefore, for the fixed maturity AFS security, the discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

Determination of Credit Losses on Corporate Bonds

To determine recovery value of a corporate bond, we perform analysis related to the underlying issuer including, but not limited to, the following:

•	Fundamentals of the issuer to determine what we would recover if they were to file bankruptcy versus the price at which the market is trading;
•	Fundamentals of the industry in which the issuer operates;
•
Earnings multiples for the given industry or sector of an industry that the underlying issuer operates within, divided by the outstanding debt to determine an expected recovery value of the security in the case of a liquidation;

•	Expected cash flows of the issuer (e.g., whether the issuer has cash flows in excess of what is required to fund its operations);
•	Expectations regarding defaults and recovery rates;
•	Changes to the rating of the security by a rating agency; and
•	Additional market information (e.g., if there has been a replacement of the corporate debt security).

Determination of Credit Losses on MBS

To determine recovery value of a MBS, we perform analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;
•	Level of creditworthiness of the home equity loans that back a CMO, residential mortgages that back a MPTS or commercial mortgages that back a CMBS;
•	Susceptibility to fair value fluctuations for changes in the interest rate environment;
•	Susceptibility to reinvestment risks, in cases where market yields are lower than the securities’ book yield earned;
•	Susceptibility to reinvestment risks, in cases where market yields are higher than the book yields earned on a security and our expectations of sale of such a security; and
•	Susceptibility to variability of prepayments.

Securities Lending

The carrying values of securities pledged under securities lending agreements were $311 million and $427 million as of March 31, 2009 and December 31, 2008, respectively.  The fair values of these securities were $300 million and $410 million as of March 31, 2009 and December 31, 2008, respectively.  The carrying value and fair value of the collateral payable held for derivatives is $1.6 billion and $2.8 billion as of March 31, 2009 and December 31, 2008, respectively.

Reverse Repurchase Agreements

The carrying values of securities pledged under reverse repurchase agreements were $460 million and $470 million as of March 31, 2009 and December 31, 2008, respectively.  The fair values of these securities were $485 million and $496 million as of March 31, 2009 and December 31, 2008, respectively.

Investment Commitments

As of March 31, 2009, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $782 million, which included $411 million of limited partnerships and $263 million of standby commitments to purchase real estate upon completion and leasing.

Credit-Linked Notes

As of March 31, 2009 and December 31, 2008, other contract holder funds on our Consolidated Balance Sheets included $600 million outstanding in funding agreements of the Lincoln National Life Insurance Company (“LNL”), respectively.  LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into two separate CLNs originated by third party companies.  The CLNs are included in fixed maturity AFS securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the CLNs and the interest credited on the funding agreement.  Our CLNs were created using a special purpose trust that combines highly rated assets with credit default swaps to produce a multi-class structured security.  The high quality asset in these transactions is a AAA-rated ABS secured by a pool of credit card receivables.  Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios.  As permitted in the CLN agreements, Delaware Investments acts as the investment manager for the pool of underlying issuers in each of the transactions.

Delaware Investments, from time to time, has directed substitutions of corporate names in the reference portfolio.  When substituting corporate names, the issuing special purpose trust transacts with a third party to sell credit protection on a new issuer, selected by Delaware Investments.  The cost to substitute the corporate names is based on market conditions and the liquidity of the corporate names.  This new issuer will replace the issuer Delaware Investments has identified to remove from the pool of issuers.  The substitution of corporate issuers does not revise the CLN agreement.  The subordination and the participation in credit losses may change as a result of the substitution.  The amount of the change is dependant upon the relative risk of the issuers removed and replaced in the pool of issuers.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the CLNs, which could result in principal losses to our investments.  However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the CLN, which requires the subordinated classes of the investment pool to absorb all of the credit losses.  LNL owns the mezzanine tranche of these investments.  Each tranche represents a 1% slice of the capital structure and each issuer is equally weighted in the underlying collateral pool.

Our evaluation of the CLNs for OTTI involves projecting defaults in the underlying collateral pool, making assumptions regarding severity and then comparing losses on the underlying collateral pool to the amount of subordination.  We apply current published industry data of projected default rates to the underlying collateral pool to estimate the expected future losses.   If expected losses were to exceed the attachment point, we may recognize an OTTI on the CLN.  To date, there has been one default in the underlying collateral pool of the $400 million CLN and two defaults in the underlying collateral pool of the $200 million CLN.  There has been no event of default on the CLNs themselves.  Based upon our analysis the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  We do not anticipate any future payments under the CLNs, and as such, there are no recourse provisions or assets held as collateral for the recovery of any future payments.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of March 31, 2009.

As in the general markets, spreads on these transactions have widened, causing unrealized losses.  We had unrealized losses of $518 million on the $600 million in CLNs as of March 31, 2009 and $550 million on the $600 million in CLNs as of December 31, 2008.  As described more fully the realized loss related to investments section above, we regularly review our investment holdings for OTTIs.  Based upon this review, we believe that these securities were not other-than-temporarily impaired as of March 31, 2009 and December 31, 2008.  The following summarizes the fair value to amortized cost ratio (dollars in millions) of the CLNs:

	As of	As of	As of
	April 30,	March 31,	December 31,
	2009	2009	2008
Fair value to amortized cost ratio	22%	14%	8%

The following summarizes information regarding our investments in these securities (dollars in millions) as of March 31, 2009:

	Amount and Date of Issuance
	$400	$200
	December 2006	April 2007
Amortized cost	$400	$200
Fair value	52	30
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.77%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BBB-	Ba3
Current rating of underlying collateral pool	Aaa-B3	Aaa-B1
Number of entities	124	98
Number of countries	19	23

The following summarizes the exposure of the CLNs’ underlying collateral by industry and rating as of March 31, 2009:

Industry	AAA	AA	A	BBB	BB	CCC	Total
Financial intermediaries	0%	3%	8%	1%	0%	0%	12%
Telecommunications	0%	0%	5%	5%	1%	0%	11%
Oil and gas	0%	1%	2%	4%	0%	0%	7%
Insurance	0%	0%	3%	2%	0%	1%	6%
Utilities	0%	0%	2%	2%	0%	0%	4%
Chemicals and plastics	0%	0%	2%	2%	0%	0%	4%
Retailers, except food and drug	0%	0%	1%	2%	1%	0%	4%
Industrial equipment	0%	0%	3%	0%	0%	0%	3%
Sovereigns	0%	0%	2%	1%	0%	0%	3%
Drugs	0%	2%	1%	0%	0%	0%	3%
Forest products	0%	0%	0%	2%	1%	0%	3%
Other industry < 3% (28 industries)	1%	3%	15%	16%	5%	0%	40%
Total by industry	1%	9%	44%	37%	8%	1%	100%

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

As of March 31, 2009, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  In addition, we had embedded derivatives that qualified under SFAS 133 and embedded derivatives that did not qualify under SFAS 133.  We also had derivative instruments that were economic hedges, but were not designated as hedging instruments under SFAS 133.  See Note 1 of our 2008 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

Our derivative instruments are monitored by our Asset Liability Management Committee and our Equity Risk Management Committee as part of those committees’ oversight of our derivative activities.  Our committees are responsible for implementing various hedging strategies that are developed through their analysis of financial simulation models and other internal and industry sources.  The resulting hedging strategies are incorporated into our overall risk management strategies.

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuity products, including the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature, the 4LATER® Advantage GIB feature and the i4LIFE® Advantage GIB feature.  See “GLBs Accounted for Under SFAS 157/SFAS 133” below for further details.

See Note 15 for disclosures regarding our fair value measurement required by SFAS 157.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions), were as follows:

	As of March 31, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	103	$749	$53	$(100)	$-	$-
Foreign currency swaps (1)	14	367	66	(3)	-	-
Total cash flow hedges	117	1,116	119	(103)	-	-
Fair value hedges:
Interest rate swap agreements (1)	1	375	146	-	-	-
Equity collars (1)	1	49	166	-	-	-
Total fair value hedges	2	424	312	-	-	-
Embedded derivatives:
Deferred compensation plans (4)	7	-	-	-	-	(329)
Remaining guaranteed interest
and similar contracts (2)	84,576	-	-	-	-	(253)
GLBs accounted for under
SFAS 157/SFAS 133 (2)	225,448	-	-	-	714	(3,319)
Reinsurance related
derivative assets (3)	-	-	107	-	-	-
Total embedded derivatives	310,031	-	107	-	714	(3,901)
Total derivative instruments
designated and qualifying as
hedging instruments	310,150	1,540	538	(103)	714	(3,901)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	43	2,150	-	-	-	-
Interest rate futures (1)	26,203	3,599	-	-	-	-
Equity futures (1)	54,903	3,480	-	-	-	-
Interest rate swap agreements (1)	107	7,111	403	(455)	-	-
Foreign currency forward contracts (1)	12	1,342	6	(2)	-	-
Credit default swaps (4)	12	164	-	-	-	(67)
Total return swaps (1)	1	126	-	-	-	-
Put options (1)	137	4,675	1,764	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	554	2,986	37	-	-	-
Variance swaps (1)	36	26	142	(13)	-	-
AFS securities embedded derivatives (1)	3	-	16	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	82,012	25,668	2,368	(470)	-	(67)
Total derivative instruments	392,162	$27,208	$2,906	$(573)	$714	$(3,968)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in future contract benefits on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related derivative assets on our Consolidated Balance Sheets.
(4)	Reported in other liabilities on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of March 31, 2009
	Less Than	1 - 5	5 - 10	10 - 30
	1 Year	Years	Years	Years	Total
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$140	$103	$240	$266	$749
Foreign currency swaps	-	52	180	135	367
Total cash flow hedges	140	155	420	401	1,116
Fair value hedges:
Interest rate swap agreements	-	-	-	375	375
Equity collars	-	49	-	-	49
Total fair value hedges	-	49	-	375	424
Total derivative instruments designated
and qualifying as hedging instruments	140	204	420	776	1,540
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements	1,400	750	-	-	2,150
Interest rate futures	3,599	-	-	-	3,599
Equity futures	3,480	-	-	-	3,480
Interest rate swap agreements	-	1,900	1,706	3,505	7,111
Foreign currency forward contracts	1,342	-	-	-	1,342
Credit default swaps	10	50	104	-	164
Total return swaps	126	-	-	-	126
Put options	-	1,800	2,700	175	4,675
Call options (based on LNC stock)	9	-	-	-	9
Call options (based on S&P 500)	2,250	736	-	-	2,986
Variance swaps	-	3	23	-	26
Total derivative instruments not designated
and not qualifying as hedging instruments	12,216	5,239	4,533	3,680	25,668
Total derivative instruments
with notional amounts	$12,356	$5,443	$4,953	$4,456	$27,208

The change in our unrealized gain on derivative instruments in accumulated OCI (in millions) was as follows:

For the Three
Months Ended
March 31,
2009
Unrealized Gain on Derivative Instruments
Balance at beginning-of-year	$127
Other comprehensive income (loss):
Unrealized holding losses arising during the period:
Cash flow hedges:
Interest rate swap agreements	3
Foreign currency swaps	2
Fair values hedges:
Interest rate swap agreements	(1)
Net investment in foreign subsidiary	(74)
Change in DAC, VOBA, DSI and other contract holder funds	7
Income tax benefit	(4)
Less:
Reclassification adjustment for gains included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	1
Foreign currency swaps (1)	1
Fair values hedges:
Interest rate swap agreements (2)	1
Income tax expense	(1)
Balance at end-of-period	$58

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income.
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income.

The settlement payments and mark-to-market adjustments on derivative instruments (in millions) recorded on our Consolidated Statements of Income were as follows:

For the Three
Months Ended
March 31,
2009
Derivative Instruments Designated and Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$1
Foreign currency swaps (1)	1
Total cash flow hedges	2
Fair value hedges:
Interest rate swap agreements (2)	4
Embedded derivatives:
Deferred compensation plans (4)	7
Remaining guaranteed interest and similar contracts (3)	11
GLBs accounted for under SFAS 157/SFAS 133 (3)	178
Reinsurance related derivative assets (3)	76
Total embedded derivatives	272
Total derivative instruments designated and qualifying as hedging instruments	278
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
Interest rate futures (3)	(328)
Equity futures (3)	249
Interest rate swap agreements (3)	(311)
Foreign currency forward contracts (1)	5
Total return swaps (4)	(9)
Put options (3)	45
Call options (based on S&P 500) (3)	(18)
Variance swaps (3)	(31)
AFS securities embedded derivatives (1)	1
Total derivative instruments not designated and not qualifying as hedging instruments	(397)
Total derivative instruments	$(119)

(1)	Reported in net investment income on our Consolidated Statements of Income.
(2)	Reported in interest and debt expense on our Consolidated Statements of Income.
(3)	Reported in net realized loss on our Consolidated Statements of Income.
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

There were no ineffective portions of cash flow hedges for the three months ended March 31, 2009.

As of March 31, 2009, $5 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during 2009.  This reclassification is due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities and the periodic vesting of stock appreciation rights (“SARs”).

For the three months ended March 31, 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the interest rate risk to our exposure to floating rate bond coupon payments, replicating a fixed rate bond.  An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates.  We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate.  The net receipts/payments from these interest rate swaps are recorded in net investment income on our Consolidated Statements of Income.  Gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued.

In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate.  The net receipts/payments from these interest rate swaps are recorded in net income on our Consolidated Statements of Income.

As of March 31, 2009, June 2037 was the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments.

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

As of March 31, 2009, July 2022 was the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

There were no ineffective portions of fair value hedges for the three months ended March 31, 2009.  We recognized $(1) million as a component of realized investment loss for our equity collars for the three months ended March 31, 2009.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace.  We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, we receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense for the debt being hedged.  The changes in fair value of the interest rate swap are reported in net income on our Consolidated Statements of Income in the period of change along with the offsetting changes in fair value of the debt being hedged.

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option.  This effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction.  With the equity collar in place, we are able to pledge the BOA stock as collateral, which then allows us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes.  This variable forward contract is scheduled to settle in September 2010, at which time we will be required to deliver shares or cash.  If we chose to settle in shares, the number of shares to be delivered will be determined based on the volume-weighted average price of BOA common stock over a period of ten trading days prior to settlement.  The change in fair value of the equity collar is reported in net income on our Consolidated Statements of Income in the period of change along with the offsetting changes (when applicable) in fair value of the stock being hedged.

Derivative Instruments Designated and Qualifying as a Net Investment in Foreign Subsidiary

We use foreign currency forward contracts to hedge a portion of our net investment in our foreign subsidiary, Lincoln UK.  The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date at a specified exchange rate.  The foreign currency forward contracts outstanding as of December 31, 2008, were terminated on February 5, 2009.  The gain on the termination of the foreign currency forward contract of $38 million was recorded in OCI.  We currently do not hold any foreign currency forward contracts as of March 31, 2009.

Embedded Derivative Instruments Designated and Qualifying as Hedging Instruments

Deferred Compensation Plans

We have certain deferred compensation plans that have embedded derivative instruments.  The liability related to these plans varies based on the investment options selected by the participants.  The liability related to certain investment options selected by the participants is marked-to-market through net income on our Consolidated Statements of Income.

Remaining Guaranteed Interest and Similar Contracts

We distribute indexed annuity contracts which permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  This feature represents an embedded derivative under SFAS 133.  Contract holders may elect to re-balance index options at renewal dates, either annually or biannually.  At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of net income on our Consolidated Statements of Income.

GLBs Accounted for Under SFAS 157/SFAS 133

We have certain variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB and 4LATER® features, have elements of both insurance benefits accounted for under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) and embedded derivatives accounted for under SFAS 133 and SFAS 157.  We weight these features and their associated reserves accordingly based on their hybrid nature.  The change in estimated fair value of the embedded derivatives flows through net income on our Consolidated Statements of Income.  As of March 31, 2009, we had approximately $11.8 billion of account values that were attributable to variable annuities with a GWB feature.  As of March 31, 2009, we had approximately $4.8 billion of account values that were attributable to variable annuities with a GIB feature.

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with GWB and GIB features.  The hedging strategy is designed such that changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities move in the opposite direction of changes in the value of the embedded derivative of the GWB and GIB caused by those same factors.  As part of our current hedging program, equity markets, interest rates and volatility in market conditions are monitored on a daily basis. We re-balance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Reinsurance Related Derivative Assets (Liabilities)

We have certain modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements.  Changes in the estimated fair value of these derivatives are recorded in net income on our Consolidated Statements of Income as they occur.  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first three months of 2009, the portion of the embedded derivative liability related to the funds withheld nature of our disability income business was released due to the rescission of the underlying reinsurance agreement.  See Note 11 for additional details.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

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

Interest Rate Futures and Equity Futures

We use interest rate futures and equity futures contracts to hedge the liability exposure on certain options in variable annuity products.  These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.  Cash settlements on the change in market value of financial futures contracts, along with the resulting gains or losses, are recorded daily in net income on our Consolidated Statements of Income.

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products.  The change in market value and periodic cash settlements are recorded in net income on our Consolidated Statements of Income.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge dividends received from our U.K.-based subsidiary, Lincoln UK.  The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date and a specified exchange rate.  The contract does not qualify for hedge accounting under SFAS 133;  therefore, all gains or losses on the foreign currency forward contracts are recorded in net income on our Consolidated Statements of Income.

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

Information related to our open credit default swaps for which we are the seller (in millions) as of March 31, 2009, was as follows:

	Reason	Nature	Credit			Maximum
	for	of	Rating of		Fair	Potential
Maturity	Entering	Recourse	Counterparty		Value (1)	Payout
3/20/2010	(2)	(4)	A2/A		$-	$10
6/20/2010	(2)	(4)	A1/A		-	10
12/20/2012	(3)	(4)	Aa2/A+		-	10
12/20/2012	(3)	(4)	Aa2/A+		(1)	10
12/20/2012	(3)	(4)	A1/A		-	10
12/20/2012	(3)	(4)	A1/A		(1)	10
12/20/2016	(3)	(4)	A2/A	(5)	(10)	15
3/20/2017	(3)	(4)	A2/A	(5)	(13)	22
3/20/2017	(3)	(4)	A2/A	(5)	(11)	14
3/20/2017	(3)	(4)	A2/A	(5)	(10)	18
3/20/2017	(3)	(4)	A2/A	(5)	(13)	18
3/20/2017	(3)	(4)	A2/A	(5)	(8)	17
					$(67)	$164

(1)	Broker quotes are used to determine the market value of credit default swaps.
(2)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.
(3)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(4)	Seller does not have the right to demand indemnification/compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counter party of the issuing special purpose trust as discussed in the “Credit-Linked Notes” section in Note 5.

Details underlying the associated collateral of our open credit default swaps for which we are the seller as of March 31, 2009, if credit risk related contingent features were triggered (in millions) were as follows:

Maximum potential payout	$164
Less:
Collateral posted to date	47
Counterparty thresholds	30
Maximum collateral potentially required to post	$87

Total Return Swaps

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans.  We receive the total return on a portfolio of indexes and pay a floating rate of interest.  Cash settlements on the change in market value of the total return swaps along with the resulting gains or losses are recorded in net income on our Consolidated Statements of Income.

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity products.  Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.  The change in market value of the put options along with the resulting gains or losses on terminations and expirations are recorded in net income on our Consolidated Statements of Income.

Call Options (Based on LNC Stock)

We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock.  Call options hedging vested SARs are not eligible for hedge accounting treatment under SFAS 133.  Mark-to-market changes are recorded in net income on our Consolidated Statements of Income.

Call Options (Based on S&P 500)

We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to re-balance index options at renewal dates, either annually or biannually.  At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded in net income on our Consolidated Statements of Income.

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined at inception.  The change in market value and resulting gains and losses on terminations and expirations are recorded in net income on our Consolidated Statements of Income.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  These embedded derivatives have not been qualified for hedge accounting treatment under SFAS 133; therefore, the change in fair value of the embedded derivatives flows through net income on our Consolidated Statements of Income.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2009, the nonperformance risk adjustment was $32 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We and our insurance subsidiaries are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2009, the exposure was $448 million.

The amounts recognized (in millions) by S&P credit rating of counterparty as of March 31, 2009, for which we had the right to reclaim cash collateral or were obligated to return cash collateral were as follows:

	Collateral	Collateral
	Posted by	Posted by
Credit	Counterparty	LNC
Rating of	(Held by	(Held by
Counterparty	LNC)	Counterparty)
AAA	$14	$-
AA+	64	-
AA	238	-
AA-	553	-
A+	270	(10)
A	772	(45)
	$1,911	$(55)

7.  Federal Income Taxes

The effective tax rate was 11% and 30% for the three months ended March 31, 2009 and 2008, respectively.  Differences in the effective rates and the U.S. statutory rate of 35% during the first quarter of 2009 were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits, other tax preference items and the impact of the goodwill impairment related to our Retirement Solutions – Annuities reporting unit, which did not have a corresponding tax effect.

Federal income tax benefit for the first three months of 2009 included an increase of $56 million related to favorable adjustments from the 2008 tax return, filed in the first quarter of 2009, primarily relating to the separate account DRD, foreign tax credits and other tax preference items.

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including 1) the nature and character of the deferred tax assets and liabilities; 2) taxable income in prior carryback years; 3) projected taxable earnings, including capital gains exclusive of reversing temporary differences and carryforwards; 4) the length of time carryovers can be utilized; 5) any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.

As of March 31, 2009, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.  We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of none to $53 million.

We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

In the normal course of business we are subject to examination by taxing authorities throughout the United States and the United Kingdom.  At any given time, we may be under examination by state, local or non-U.S. income tax authorities.

8.  Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Three Months Ended March 31, 2009
	Balance At	Purchase		Balance
	Beginning-	Accounting		At End-
	of-Year	Adjustments	Impairment	of-Period
Retirement Solutions:
Annuities	$1,040	$-	$(600)	$440
Defined Contribution	20	-	-	20
Insurance Solutions:
Life Insurance	2,188	-	-	2,188
Group Protection	274	-	-	274
Investment Management	248	-	-	248
Lincoln UK	-	-	-	-
Other Operations	174	3	(3)	174
Total goodwill	$3,944	$3	$(603)	$3,344

We performed a Step 1 goodwill impairment analysis on all of our reporting units as of March 31, 2009.  The Step 1 analysis for Insurance Solutions – Life and Retirement Solutions – Annuities reporting units utilized primarily a discounted cash flow valuation technique.  In determining the estimated fair value of these reporting units, we incorporated consideration of discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing these reporting units.  Our fair value estimations were based primarily on an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs (“income approach”).  The discounted cash flow analysis required us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.  For our other reporting units, we used other available information including market data obtained through strategic reviews and other analysis to support our Step 1 conclusions.

All of our reporting units passed the Step 1 analysis, except for our Retirement Solutions – Annuities reporting unit, which required a Step 2 analysis to be completed.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill as determined by allocating the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.

Based upon our Step 2 analysis, we recorded goodwill impairment for the Retirement Solutions – Annuities reporting unit, which was attributable primarily to higher discount rates driven by higher debt costs and equity market volatility, deterioration in sales and declines in equity markets.

For our acquisition of NCLS, we are in the process of finalizing the fair value of the assets acquired and liabilities assumed as of the acquisition date.  As such, these values are subject to change.  During the first quarter of 2009, we impaired the estimated goodwill that arose from the acquisition after giving consideration to the expected financial performance and other relevant factors of this business.

9.  Guaranteed Benefit Features

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

Certain features of these guarantees are considered embedded derivatives and are recorded in future contract benefits on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157 (see Note 15 for details).  Other guarantees that are not considered embedded derivatives meet the criteria as insurance benefits and are accounted for under the valuation techniques included in SOP 03-1.  Still other guarantees contain characteristics of both an embedded derivative and an insurance benefit and are accounted for under an approach that weights these features and their associated reserves accordingly based on their hybrid nature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives.  The net impact of these changes is reported as guaranteed living benefits (“GLB”), which is reported as a component of realized loss on our Consolidated Statements of Income.

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	March 31,	December 31,
	2009	2008
Return of Net Deposits
Total account value	$32,736	$33,907
Net amount at risk (1)	7,524	6,337
Average attained age of contract holders	56 years	56 years
Minimum Return
Total account value	$182	$191
Net amount at risk (1)	116	109
Average attained age of contract holders	69 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$16,008	$16,950
Net amount at risk (1)	9,156	8,402
Average attained age of contract holders	65 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The increase in net amount at risk when comparing March 31, 2009, to December 31, 2008, was attributable primarily to the decline in equity markets and associated reduction in the account values.

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

	For the Three
	Months Ended
	March 31,
	2009	2008
Balance at beginning-of-year	$277	$38
Changes in reserves	132	14
Benefits paid	(65)	(7)
Balance at end-of-period	$344	$45

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
Asset Type
Domestic equity	$22,876	$24,878
International equity	8,431	9,204
Bonds	6,959	6,701
Money market	5,756	5,802
Total	$44,022	$46,585

Percent of total variable annuity separate account values	98%	99%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 37% of permanent life insurance in force as of March 31, 2009 and approximately 73% of sales for these products in 2009.

10.  Long-Term Debt

Changes in long-term debt, excluding current portion (in millions) were as follows:

For the Three
Months Ended
March 31,
2009
Balance at beginning-of-period	$4,731
Early extinguishment of the following capital securities:
Portion of 7%, due 2066 (1)	(78)
Portion of 6.05%, due 2067 (2)	(9)
Reclassification to short-term debt	(250)
Change in fair value hedge	(50)
Accretion (amortization) of discounts (premiums), net	1
Balance at end-of-period	$4,345

(1)	The results of the extinguishment of debt were favorable by a ratio of 25 cents to one dollar.
(2)	The results of the extinguishment of debt were favorable by a ratio of 23 cents to one dollar.

Details underlying the recognition of a gain on the extinguishment (in millions) reported within interest expense on our Consolidated Statements of Income were as follows:

Principal balance outstanding prior to payoff	$87
Unamortized debt issuance costs and
discounts prior to payoff	(1)
Amount paid to retire	(22)
Gain on extinguishment, pre-tax	$64

11.  Contingencies and Commitments

Regulatory and Litigation Matters

Federal and state regulators continue to focus on issues relating to fixed and variable insurance products, including, but not limited to, suitability, replacements and sales to seniors.  We continue to cooperate fully with such regulatory authorities as they review these issues.

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

Contingencies

Rescission of Indemnity Reinsurance for Disability Income Business

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business.  In response to the rescission award of a panel of arbitrators on January 24, 2009, of the underlying reinsurance agreement with Swiss Re, we wrote down our reinsurance recoverable and the corresponding funds withheld liability and released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  The rescission resulted in our being responsible for paying claims on the business and establishing sufficient reserves to support the liabilities.  In addition, we would expect to carry out a review of the adequacy of the reserves supporting the liabilities.  The rescission did not have a material adverse effect on our results of operations, liquidity or capital resources.  We are evaluating our options in light of the ruling by a panel of arbitrators.

For the three months ended March 31, 2009, an unfavorable adjustment of $64 million, after-tax, was reflected in segment income from operations within Other Operations, comprised of increases of $78 million to benefits, $15 million to interest credited and $5 million to underwriting, acquisition, insurance and other expenses, partially offset by a tax benefit of $34 million.  In addition, during the first three months of 2009, the embedded derivative liability release discussed above increased net income by approximately $31 million.  The combined adjustments reduced net income by approximately $33 million, after-tax.  In addition, as a result of the rescission we reduced our reinsurance recoverables by approximately $900 million related to the reserves for the disability income business and a reduction of approximately $840 million in the funds withheld liability.

12.  Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008
Series A Preferred Stock
Balance at beginning-of-year	11,565	11,960
Conversion into common stock	-	(298)
Balance at end-of-period	11,565	11,662

Common Stock
Balance at beginning-of-year	255,869,859	264,233,303
Conversion of Series A preferred stock	-	4,768
Stock compensation/issued for benefit plans	196,159	417,962
Retirement of common stock/cancellation of shares	(19,915)	(5,450,000)
Balance at end-of-period	256,046,103	259,206,033

Common stock at end-of-period:
Assuming conversion of preferred stock	256,231,143	259,392,625
Diluted basis	258,058,158	260,490,490

Our common and Series A preferred stocks are without par value.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from operations per share was as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008
Weighted-average shares, as used in basic calculation	255,558,961	260,951,566
Shares to cover conversion of preferred stock	185,040	189,056
Shares to cover non-vested stock	505,610	239,923
Average stock options outstanding during the period	14,853	9,994,302
Assumed acquisition of shares with assumed proceeds
and benefits from exercising stock options (at average
market price for the year)	(11,612)	(9,824,263)
Shares repurchaseable from measured but unrecognized
stock option expense	(2,466)	(69,606)
Average deferred compensation shares	1,538,997	1,283,671
Weighted-average shares, as used in diluted calculation(1)	257,789,383	262,764,649

(1)
As a result of the net loss in the first quarter of 2009, shares used in the earnings (loss) per share calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our earnings per share (“EPS”) and will be shown in the table above.  Participants in our deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock.  The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

The income used in the calculation of our diluted EPS is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for the three months ended March 31, 2009 and 2008.

13.  Realized Loss

Details underlying realized loss (in millions) reported on our Consolidated Statements of Income were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008
Total realized loss on investments and certain
derivative instruments, excluding trading securities (1)	$(153)	$(41)
Gain on certain reinsurance derivative/
trading securities (2)	22	-
Indexed annuity net derivative results (3):
Gross gain	1	7
Associated amortization expense of DAC, VOBA, DSI
and DFEL	-	(4)
Guaranteed living benefits (4):
Gross gain (loss)	(94)	17
Associated amortization expense of DAC, VOBA, DSI
and DFEL	(20)	(18)
Guaranteed death benefits (5):
Gross gain	57	1
Associated amortization expense of DAC, VOBA, DSI
and DFEL	(8)	-
Gain on sale of subsidiaries/businesses	2	3
Total realized loss	$(193)	$(35)

(1)	See “Realized Loss Related to Investments” section in Note 5.
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

(3)
Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133, amended by SFAS 161 and 157.  The three months ended March 31, 2008, includes a $10 million gain from the initial impact of adopting SFAS 157.

(4)
Represents the net difference in the change in fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge, including the cost of purchasing the hedging instruments.  The three months ended March 31, 2008, includes a $33 million loss from the initial impact of adopting SFAS 157.

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

14.  Pension and Other Postretirement Benefit Plans

The components of net defined benefit pension plan and other postretirement benefit plan expense (in millions) were as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans
Service cost	$1	$-	$1	$1
Interest cost	16	15	2	2
Expected return on plan assets	(14)	(20)	(1)	(1)
Recognized net actuarial (gain) loss	7	-	-	-
Net periodic benefit expense (recovery)	$10	$(5)	$2	$2

Non-U.S. Plans
Interest cost	$4	$5
Expected return on plan assets	(3)	(5)
Recognized net actuarial loss	-	1
Net periodic benefit expense	$1	$1

15.  Financial Instruments Carried at Fair Value

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to SFAS 157, we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

•
Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date as “blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market are prohibited;

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.  Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult.  However, Level 3 fair value investments may include, in addition to the unobservable or Level 3 inputs, observable components, which are components that are actively quoted or can be validated to market-based sources.

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 or December 31, 2008, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the SFAS 157 fair value hierarchy levels described above:

	As of March 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$51	$35,353	$2,101	$37,505
U.S. Government bonds	198	32	3	233
Foreign government bonds	-	707	58	765
MBS:
CMOs	-	6,057	133	6,190
MPTS	-	1,649	8	1,657
CMBS	-	1,661	246	1,907
ABS:
CDOs	-	6	113	119
CLNs	-	-	82	82
State and municipal bonds	-	-	126	126
Hybrid and redeemable preferred stocks	5	672	88	765
Equity AFS securities:
Banking securities	9	58	-	67
Insurance securities	2	-	46	48
Other financial services securities	-	32	12	44
Other securities	23	-	23	46
Trading securities	2	2,166	78	2,246
Derivative investments	-	81	2,145	2,226
Cash and invested cash	-	5,613	-	5,613
Reinsurance related derivative assets	-	107	-	107
Separate account assets	-	57,487	-	57,487
Total assets	$290	$111,681	$5,262	$117,233

Liabilities
Future contract benefits:
Remaining guaranteed interest and similar
contracts	$-	$-	$(253)	$(253)
GLBs accounted for under SFAS 157/SFAS 133	-	-	(2,605)	(2,605)
Total liabilities	$-	$-	$(2,858)	$(2,858)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization on DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,356	$(17)	$(40)	$81	$(279)	$2,101
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	-	(1)	(1)	-	58
MBS:
CMOs	161	(3)	(4)	-	(21)	133
MPTS	18	-	-	-	(10)	8
CMBS	244	-	4	(2)	-	246
ABS:
CDOs	152	1	(39)	(1)	-	113
CLNs	50	-	32	-	-	82
State and municipal bonds	126	-	-	-	-	126
Hybrid and redeemable
preferred stocks	96	-	(16)	3	5	88
Equity AFS securities:
Insurance securities	50	-	(4)	-	-	46
Other financial services securities	21	(3)	(3)	(3)	-	12
Other securities	23	3	(2)	(1)	-	23
Trading securities	81	(4)	-	-	1	78
Derivative investments	2,148	24	-	(27)	-	2,145
Future contract benefits:
Remaining guaranteed interest
and similar contracts	(252)	11	-	(12)	-	(253)
GLBs accounted for under
SFAS 157/SFAS 133	(2,904)	336	-	(37)	-	(2,605)
Total, net	$2,433	$348	$(73)	$-	$(304)	$2,404

(1)
Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost at the beginning of the period.  For AFS and trading securities, the difference between beginning of period amortized cost and beginning of period fair value was included in OCI and earnings, respectively, in prior periods.

The following provides the components of the items included in net income, excluding any impact of amortization on DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (3)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1	$(15)	$(3)	$-	$(17)
MBS:
CMOs	-	(3)	-	-	(3)
ABS:
CDOs	-	-	1	-	1
Equity AFS securities:
Other financial services securities	-	(3)	-	-	(3)
Other securities	-	-	3	-	3
Trading securities (1)	1	-	-	(5)	(4)
Derivative investments (2)	-	-	(28)	52	24

Future contract benefits:
Remaining guaranteed interest and similar
contracts (2)	-	-	10	1	11
GLBs accounted for under
SFAS 157/SFAS 133(2)	-	-	16	320	336
Total, net	$2	$(21)	$(1)	$368	$348

(1)
Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income.  All other amounts are included in realized loss on our Consolidated Statements of Income.

(2)	All amounts are included in realized loss on our Consolidated Statements of Income.
(3)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of March 31, 2009.

Valuation Methodologies and Associated Inputs

Investments

We measure our investments that are required to be carried at fair value based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices.  We use observable and unobservable inputs to our valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants.  In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on management’s judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our AFS securities.  The standard inputs used in order of priority are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all AFS securities on any given day.  In addition to the defined standard inputs to our valuation methodologies, we also use Trade Reporting and Compliance EngineTM reported tables for our corporate bonds and vendor trading platform data for our U.S. Government bonds.  MBS and ABS utilize additional inputs which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step down features and over collateralization features.  The valuation methodologies for our state and municipal bonds use additional inputs which include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields. Our hybrid and redeemable preferred stocks and equity AFS securities utilize additional inputs of exchange prices (underlying and common stock of the same issuer).

Trading securities consist of fixed maturity and equity securities in designated portfolios, which support Modco and CFW reinsurance arrangements.  The valuation methodologies and inputs for our trading securities are determined in the same manner as our securities classified as AFS discussed above.  For discussion of the significant inputs of our embedded derivatives for Level 2 and Level 3, see the discussion of derivative investments below.

Derivative Investments

We employ several different methods for determining the fair value of our derivative instruments.  The fair value of our derivative instruments are measured based on current settlement values, which are based on quoted market prices, industry standard models that are commercially available and broker quotes.  These techniques project cash flows of the derivatives using current and implied future market conditions.  We calculate the present value of the cash flows to measure the current fair market value of the derivative.

Cash and Invested Cash

Cash and invested cash is carried at cost, which approximates fair value.  This category includes highly liquid debt instruments purchased with a maturity of three months or less.  Due to the nature of these assets, we believe these assets should be classified as Level 2.

Reinsurance Related Derivative Assets

The fair value of our reinsurance related derivative assets are estimated using the same methodologies and associated inputs as our investments as discussed above.

Separate Account Assets

The fair value of our separate account assets are estimated using the same methodologies and associated inputs as our investments, as discussed above.  The related separate account liabilities are reported at an amount equivalent to the separate account assets.  Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company with respect to certain accounts.  See Note 9 for additional information regarding arrangements with contractual guarantees.

Future Contract Benefits

The fair value of our remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.

The fair value of the GLBs accounted for under SFAS 157/ SFAS 133 are based on their approximate surrender values, including an estimate for our non-performance risk.

16.  Segment Information

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

Other Operations

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001 and external debt.  We are actively managing our remaining radio station clusters to maximize performance and future value.  Other Operations also includes the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sale or disposal of securities;
▪	Impairments of securities;
▪	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of related trading securities;
▪
Change in the fair value of the embedded derivatives of our GLBs within our variable annuities net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative;

▪
Net difference between the benefit ratio unlocking of SOP 03-1 reserves on our GDB riders within our variable annuities and the change in the fair value of the derivatives excluding our expected cost of purchasing the hedging instruments; and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under SFAS 133 and 157.

•	Income (loss) from the initial adoption of changes in accounting principles;
•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;
•	Gains (losses) on early retirement of debt, including subordinated debt;
•	Losses from the impairment of intangible assets; and
•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized loss;
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and
•	Revenue adjustments from the initial impact of the adoption of changes in accounting principles.

Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$599	$623
Defined Contribution	225	238
Total Retirement Solutions	824	861
Insurance Solutions:
Life Insurance	1,076	1,055
Group Protection	422	399
Total Insurance Solutions	1,498	1,454
Investment Management (1)	82	120
Lincoln UK (2)	47	86
Other Operations	83	117
Excluded realized loss, pre-tax	(290)	(45)
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1
Total revenues	$2,245	$2,594

(1)
Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments.  These inter-segment revenues totaled $20 million for both the three months ended March 31, 2009 and 2008.

(2)	Revenues from our Lincoln UK segment represent our revenues from a foreign country.

	For the Three
	Months Ended
	March 31,
	2009	2008
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$74	$118
Defined Contribution	30	40
Total Retirement Solutions	104	158
Insurance Solutions:
Life Insurance	142	157
Group Protection	26	26
Total Insurance Solutions	168	183
Investment Management	1	12
Lincoln UK	6	11
Other Operations	(109)	(42)
Excluded realized loss, after-tax	(188)	(29)
Early extinguishment of debt	42	-
Impairment of intangibles, after-tax	(603)	-
Income (loss) from continuing operations, after-tax	(579)	293
Loss from discontinued operations, after-tax	-	(4)
Net income (loss)	$(579)	$289

17.  Supplemental Disclosures of Cash Flow

The following summarizes our supplemental cash flow data (in millions):

	For the Three
	Months Ended
	March 31,
	2009	2008
Significant non-cash investing and financing transactions:
Business dispositions:
Assets disposed (includes cash and invested cash)	$(2)	$(732)
Liabilities disposed	2	127
Cash received	-	647
Realized gain on disposal	-	42
Estimated gain on net assets held-for-sale in prior periods	-	(54)
Loss on dispositions	$-	$(12)
Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses,
reported as gain on sale of subsidiaries/businesses	$2	$3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company” which also may be referred to as “we,” “our” or “us”) as of March 31, 2009, compared with December 31, 2008, and the results of operations of LNC for the three months ended March 31, 2009, as compared with the corresponding period in 2008.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements” and our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” as updated in “Part II – Item 1A. Risk Factors” below, “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data.”

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Income (loss) from operations is net income recorded in accordance with United States of America generally accepted accounting principles (“GAAP”) excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sale or disposal of securities;
▪	Impairments of securities;
▪	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of related trading securities;
▪
Change in the fair value of the embedded derivatives of our guaranteed living benefits (“GLB”) within our variable annuities net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative (“GLB net derivative results”);

▪
Net difference between the benefit ratio unlocking of Statement of Position (“SOP”) No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) reserves on our guaranteed death benefit (“GDB”) riders within our variable annuities and the change in the fair value of the derivatives excluding our expected cost of purchasing the hedging instruments (“GDB derivatives results”); and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) (“Indexed annuity forward-starting option”).

•	Income (loss) from the initial adoption of changes in accounting principles;
•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;
•	Gain (loss) on early retirement of debt, including subordinated debt;
•	Losses from the impairment of intangible assets; and
•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized loss;
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and
•	Revenue adjustments from the initial impact of the adoption of changes in accounting principles.

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

Certain reclassifications have been made to prior periods’ financial information.  Included in these reclassifications is the change in our definition of segment operating revenues and income (loss) from operations as discussed above.  To that end, we have reclassified the results of certain derivatives and embedded derivatives to realized loss, which were previously reported within insurance fees, net investment income, interest credited or benefits.  The associated amortization expense of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) (previously reported within underwriting, acquisition, insurance and other expenses), deferred sales inducements (“DSI”) (previously reported within interest credited), deferred front-end loads (“DFEL”) (previously reported within insurance fees) and changes in contract holder funds (previously reported within benefits) have also been reclassified to realized loss.  See “Basis of Presentation” in Note 1 for details.

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
•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital (“RBC”) requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline (“AG”) 43 (“AG43,” also known as Commissioners Annuity Reserve Valuation Method for Variable Annuities or “VACARVM”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

·
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

•	The adequacy and collectibility of reinsurance that LNC has purchased;
•	Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect LNC’s businesses and the cost and availability of reinsurance;
•	Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that LNC can charge for its products;
•
The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life; and

•	Loss of key management, portfolio managers in the Investment Management segment, financial planners or wholesalers.

The risks included here are not exhaustive.  Other sections of this report, our 2008 Form 10-K, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could impact LNC’s business and financial performance, including “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and the risk discussions included in this section under “Critical Accounting Policies and Estimates,” “Consolidated Investments” and “Reinsurance,” which are incorporated herein by reference.  Moreover, LNC operates in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

These changes to the Retirement Products and the Life Insurance segments are in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and reflect the manner in which we are organized for purposes of making operating decisions and assessing performance.  Our segment results are reported under this new structure beginning in the third quarter of 2008, and we have restated results from prior periods in a consistent manner.  We view the changes to the existing segments as immaterial.  These operating businesses and their segments are described in “Part I – Item 1. Business” of our 2008 Form 10-K.

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Other Operations also includes our run-off Institutional Pension business and the results of our remaining media businesses.

Current Market Conditions

During the first quarter of 2009, the capital markets continued to experience high volatility that affected both equity market returns and interest rates.  In addition, credit spreads widened across asset classes and reduced liquidity in the credit markets.  The price of our common stock declined during the first quarter of 2009 to close at $6.69 on March 31, 2009, as compared to $18.84 on December 31, 2008, and during that time it traded at a low of $4.90.  During the first quarter of 2009, analysts and economists noted that the US economy lost more jobs in 2008 than in any year subsequent to World War II and projected that the economic recovery might take longer than previously expected.  We also experienced a series of ratings downgrades as depressed capital markets continued to strain our liquidity as we prepared to fund debt maturities in the second quarter of 2009.

Earnings in 2009 will continue to be unfavorably impacted by the significant decline in the equity markets.  Due to these challenges, the capital markets had a significant effect on our segment income (loss) from operations and consolidated net income during the first quarter of 2009.  In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.  The markets impacted primarily the following areas:

Adequacy of Our Liquidity and Capital Positions

We are committed to managing our capital effectively, particularly during this difficult environment.  The continued adequacy of our liquidity resources to meet requirements of our businesses and our holding company depends upon such factors as market conditions and our ability to access sources of liquidity.  In addition, market volatility has impacted the level of capital required to support our businesses.

Given this dynamic and challenging environment, we are taking measures to prudently and actively manage our liquidity and capital positions, such as reducing the dividend on our common stock, suspending stock repurchase activity, restructuring the company to reduce overall expenses and entering into a recent reinsurance transaction to provide statutory capital for our primary insurance subsidiary.  We are exploring other options, such as additional reinsurance transactions, securitizations and possible asset sales, that will help strengthen the capital positions of our insurance businesses.

Currently, we expect to meet the ongoing cash needs of the holding company with a combination of commercial paper as available, our inter-company cash management program and available lines of credit.  We believe that these borrowing sources in combination with savings from the measures mentioned above will satisfy reduced holding company cash requirements for the foreseeable future.  See “Part II – Item 1A. Risk Factors” in this report for more information.

For more information on our liquidity and capital positions, see “Review of Consolidated Financial Condition” below.

Ratings

Since the filing of our 2008 Form 10-K, Moody’s and Fitch both downgraded certain of our financial strength ratings and debt ratings.  On April 15, 2009, Moody’s downgraded our long-term credit rating to Baa2 (9th of 21) and also downgraded the financial strength ratings of The Lincoln National Life Insurance Company (“LNL”), Lincoln Life and Annuity Company of New York (“LLANY”) and First Penn-Pacific Life Insurance Company (“FPP”) to A2/A2/A2 (6th of 21), respectively.  All ratings are currently under review for possible downgrade, which indicates that our ratings could be affirmed or lowered in the near term based on developments in financial market conditions and/or our business performance or financial measures.  On April 16, 2009, Fitch downgraded our short-term debt ratings to F-2 (3rd of 7) and our long-term debt ratings to BBB (9th of 21) and also downgraded the financial strength ratings of LNL, LLANY and FPP to A+/A+/A+ (5th of 21), respectively.  Fitch’s outlook on all of our ratings remained negative.  In addition, on May 6, 2009, Standard & Poor’s (“S&P”) revised its outlook for the holding company and insurance subsidiaries to negative from stable and affirmed all ratings.

Earnings from Assets Under Management

Our asset-gathering segments – Retirement Solutions – Annuities, Retirement Solutions – Defined Contribution and Investment Management – are the most sensitive to the equity markets.  We discuss the earnings impact of the equity markets on account values, assets under management and the related asset-based fees below in “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”  From December 31, 2008, to March 31, 2009, the daily average value of the S&P 500 Index® (“S&P 500”) decreased 10%.  Solely as a result of the equity markets, our assets under management as of March 31, 2009, were down $5.8 billion from December 31, 2008.  Strong deposits in the first quarter of 2009 have only helped to partially offset this impact, compared to the same period in 2008.  The effect of the negative equity markets on our assets under management that we experienced in 2008 and the first quarter of 2009 will continue to dampen our earnings throughout 2009 even if the equity market returns become consistent with our long-term assumptions.  Accordingly, we may continue to report lower asset-based fees, higher DAC and VOBA amortization and higher reserves related to our GDB guarantees relative to expectations or prior periods.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists mostly of hedge funds and various limited partnership investments, to under-perform relative to our long-term return expectations, and we expect these assets to continue to under-perform at least in the short term.  These investments impact primarily our Insurance Solutions – Life Insurance, Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  See “Consolidated Investments – Alternative Investments” for additional information on our investment portfolio.

Variable Annuity Hedge Program Results

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives.  For the first quarter of 2009, the market conditions noted above negatively affected the net result of the change in the fair value of the living benefit embedded derivative, excluding the effect of our NPR factor, and the change in fair value of the hedging derivatives.  The NPR factor used in the calculation of the embedded derivative liability relates to the change in the spreads of our credit default swaps and the associated volume related to volatilities and interest rates adjusted for factors such as liquidity and the priority of our claims-paying rating and had an unfavorable effect on the overall result during the first three months of 2009.  These results are excluded from operating revenues and income from operations.

We also offer variable products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits,” we use derivative instruments to attempt to hedge in the opposite direction of the impact to our associated reserves for movements in equity markets.  These results are excluded from income (loss) from operations.

Variable Annuity Business Model

In order to address the realities of the current market conditions in the variable annuity marketplace, in late January, we introduced changes to our GLB riders including increased rider fees, reduced roll-up periods and tighter investment restrictions on new business and a large percentage of in-force account value.  Increased equity market implied volatility and falling interest rates have increased the cost of providing GLBs.  The January product changes reduce our exposure to equity market volatility and interest rate movements while compensating us for increasing costs to provide the benefits.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses which reduced net income by $87 million for the three months ended March 31, 2009, and included credit related write-downs of securities for other-than-temporary impairments (“OTTI”) of $139 million.  Widening spreads was the primary cause of a $247 million increase in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account for the three months ended March 31, 2009.  These unrealized losses were concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets have resulted in a decline in asset values as investors shift their investments to less volatile government securities, such as U.S. Treasuries.  In addition, continued weakness in the economic environment could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

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

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana.  We contributed $10 million to the capital of Newton County Loan & Savings, FSB, and closed on the purchase on January 15, 2009.  We also previously filed an application to participate in the CPP.  Our application to participate in the CPP is subject to approval from the U.S. Treasury.  Accordingly, there can be no assurance that we will be able to participate in the CPP or any of the other programs or that we will participate if available.

Challenges and Outlook

For the remainder 2009, we expect major challenges to include:

•	Continuation of volatility in the equity markets, resulting in hedge breakage and possible additional erosion in variable account values;
•	Continuation of illiquid credit markets and impact on spreads and on other-than-temporary securities impairments;
•	Continuation of the current credit and capital market conditions, restricting our ability to access capital;
•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;
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

In the face of these challenges, we expect to focus on the following throughout the remainder of 2009:

•
Continue near term product development in our manufacturing units and future product development initiatives, with particular focus on further reducing risk related to guaranteed benefit riders offered with certain variable annuities;

•	Evaluate and potentially pursue the sale of non-core businesses and other options to raise additional capital;
•	Manage our expenses aggressively and utilize cost reduction initiatives and continue embedding financial and execution discipline throughout our operations; and
•
Substantially complete the remaining platform and system consolidations necessary to achieve the final portion of integration cost saves as well as prepare us for more effective customer interaction in the future.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

Critical Accounting Policies and Estimates

The MD&A included in our 2008 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the critical accounting policies and estimates provided in our 2008 Form 10-K and, accordingly, should be read in conjunction with the critical accounting policies and estimates discussed in our 2008 Form 10-K.

Goodwill and Other Intangible Assets

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  SFAS 142 requires that we perform a two-step test in our evaluation of the carrying value of goodwill.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value is deemed to be sufficient and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist and Step 2 is required to be performed.  In Step 2, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value as determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.  Refer to Note 8 of our consolidated financial statements for goodwill by reporting unit.

We use October 1 as the annual review date for goodwill and other intangible assets impairment testing.  However, when factors indicate that an impairment could be present, we reassess our conclusions related to goodwill recoverability through completion of an interim test.  Subsequent reviews of goodwill could result in impairment of goodwill during 2009.  Due to volatile capital markets and their unfavorable impact to our liquidity, earnings and discount rate assumptions and the execution of a reinsurance transaction on our life business, we completed an interim test of goodwill impairment as of March 31, 2009.

We performed a Step 1 goodwill impairment analysis on all of our reporting units as of March 31, 2009.  The Step 1 analysis for Insurance Solutions – Life and Retirement Solutions – Annuities reporting units utilized primarily a discounted cash flow valuation technique.  In determining the estimated fair value of these reporting units, we incorporated consideration of discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing these reporting units.  Our fair value estimations were based primarily on an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs (“income approach”).  The discounted cash flow analysis required us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.  The key assumptions used in the analysis to determine the fair value of these reporting units included:

•	New business for 10 years and run off of cash flows on in-force and new business for the life of the reporting unit;
•	Adjustments of several assumptions in our projections to reflect conservatism in the near-term as a result of the current volatility in the capital markets, including:
▪	Lower equity market returns for 2 years;
▪	Lower alternative investment income returns for 2 years;
▪	Higher line of credit costs related to reserve securitizations;
•
Discount rates ranging from 11.0% to 16.0%, which were based on the weighted average cost of capital for each of our reporting units adjusted for the risks associated with the operations.  We used 11.0% for our Insurance Solutions – Life reporting unit and 16.0% for our Retirement Solutions – Annuities reporting unit.

For our other reporting units, we used other available information including market data obtained through strategic reviews and other analysis to support our Step 1 conclusions.

All of our reporting units passed the Step 1 analysis, except for our Retirement Solutions – Annuities reporting unit, which required a Step 2 analysis to be completed.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill as determined by allocating the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.

Based upon our Step 2 analysis, we recorded a goodwill impairment of $600 million for the Retirement Solutions – Annuities reporting unit, which was attributable primarily to higher discount rates related to higher debt costs and equity market volatility, deterioration in equity markets and lower annuity sales.

Adoption of FSP FAS No. 115-2 and 124-2 – Recognition and Presentation of Other-Than-Temporary-Impairments

We adopted Financial Accounting Standards Board Staff Position (“FSP”) FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2”) for our debt securities effective January 1, 2009.  The adoption of FSP FAS 115-2 required that an OTTI loss be separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors (“noncredit loss”), which is recognized in other comprehensive income (“OCI”).  In addition, FSP FAS 115-2 replaces the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery with the requirement that management assert that it does not have the intent to sell the security and that it is more likely than not that it will not have to sell the security before recovery of its cost basis.

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  In accordance with FSP FAS 115-2, if we intend to sell a security and the market value of the security is below amortized cost, the amortized cost is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is deemed a credit-related event.  If we do not intend to sell a security but believe we will not recover a security’s amortized cost, the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed a credit-related event, and the remainder of the decline to fair value is recorded to unrealized OTTI loss on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) event.  The determination of our intent to sell a security is based upon whether we can assert that we do not have the intent to sell the security and if it is more likely than not that we will not have to sell the security before recovery of the securities cost basis.  In making this determination, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  The credit loss on a security is based upon our estimate of the decrease in expected cash flows or our best estimate of credit deterioration.  If an OTTI exists and we do not have sufficient cash flow or other information to determine a recovery value for the security, we would conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income.

As a result of the adoption, we recorded a cumulative effect adjustment, resulting in an increase of $102 million to our opening balance of retained earnings with a corresponding decrease to accumulated OCI, to reclassify the noncredit portion of previously other-than-temporarily impaired debt securities.  In addition, the amortized cost basis of debt securities for which a noncredit OTTI loss was previously recognized was increased by $199 million, or the amount of the cumulative effect adjustment, pre-DAC, VOBA, DSI, DFEL and tax.  The fair value of our debt securities did not change as a result of the adoption.

We recognized an OTTI loss of $139 million for the three months ended March 31, 2009, of which $81 million was recognized in net income on our Consolidated Statements of Income related to credit losses and $58 million was recognized in OCI on our Consolidated Statements of Stockholders’ Equity related to noncredit losses.  For additional details, see “Investments” below and Notes 2 and 5.

Adoption of FSP FAS No. 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

We adopted FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), effective January 1, 2009.  FSP FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and additional guidance on circumstances that may indicate that a transaction is not orderly.

FSP FAS 157-4 does not change the objective of a fair value measurement.  That is, even when there has been a significant decrease in market activity for a security, the fair value objective remains the same.  Fair value is the price that would be received to sell the security in an orderly transaction (i.e., not a forced liquidation or distressed sale), between market participants at the measurement date in the current inactive market (i.e., an “exit price” notion).

FSP FAS 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  Specifically, the FSP provides factors that indicate that a market is not active, including:

•	Few recent transactions based on volume and level of activity in the market, therefore there is not sufficient frequency and volume to provide pricing information on an ongoing basis;
•	Price quotations are not based on current information;
•	Price quotations vary substantially either over time or among market makers;
•	Indexes that previously were highly correlated with the fair values of the asset are demonstrably uncorrelated with recent fair values;
•
Abnormal, or significant increases in, liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates using realistic assumptions of credit and other nonperformance risk for the asset class;

•	Abnormally wide bid-ask spread or significant increases in the bid-ask spread; and
•	Little information is released publicly.

After evaluating all factors and considering the significance and relevance of each factor, the reporting entity shall use its judgment in determining whether there has been a significant decrease in the volume and level of activity for the asset when the market for that asset is not active.  The factors should be considered in relation to the normal market activity for the asset.

When the market for an asset or liability has exhibited a significant decrease in transaction volume when compared to normal market activity for the asset or liability (or similar assets and liabilities), additional analysis is required to ascertain whether or not observed transactions or quoted prices are reflective of fair values.  When there has been a significant decline in activity and a market is no longer active, the use of multiple valuation techniques (or a change in valuation technique) may be appropriate.  The circumstances that may indicate a transaction is not orderly could include:

•	The seller is in or near bankruptcy or receivership or the seller was required to sell the asset to meet regulatory requirements;
•	There was a usual and customary marketing period, but the seller marketed the asset to a single market participant; and
•	The transaction price is significantly different relative to other similar transactions.

Transactions that are deemed not orderly would not be determinative of fair value or of market participant risk premiums.  In estimating fair value, an entity should place more weight on transactions that it concludes are orderly.  Less weight should be placed on transactions that the reporting entity does not have sufficient information to conclude whether the transaction is orderly.

As of March 31, 2009, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of March 31, 2009, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the consolidated financial statements in our 2008 Form 10-K.

Guaranteed Living Benefits

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  In early January 2008, we added the GLB features that are available in our variable annuity products in our New York insurance subsidiary, LLANY, to our hedge program.  In February 2008, we also added our new GWB Lincoln Lifetime IncomeSM Advantage to our hedging program.  Our GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157.  We weight these features and their associated reserves accordingly based on their hybrid nature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits, recognizing that such claims are likely to begin no earlier than approximately a decade in the future.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative portion of the GLB features.  This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  As of March 31, 2009, the fair value of the embedded derivative liability, before adjustment for the NPR factor required by SFAS 157, for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were valued at $2.3 billion, $709 million and $201 million, respectively.  See “Realized Loss – Operating Realized Gain – GLB” for information on how we determine our NPR.

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

As of March 31, 2009, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $3.7 billion.  As of March 31, 2009, the sum of all GLB liabilities at fair value and GDB reserves was $3.5 billion, comprised of $3.2 billion for GLB liabilities and $0.3 billion for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $0.2 billion, which we believe indicates that the hedge strategy has performed well by providing funding for our best estimate of the present value of the liabilities related to our GLB and GDB features.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 35% of our variable annuity account values contain a GWB rider.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of March 31, 2009, and March 31, 2008, 68% and 44%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of March 31, 2009, and March 31, 2008, was $5.7 billion and $705 million respectively.  Our exposure before reinsurance for these same periods was $6.4 billion and $816 million, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $5.7 billion, net of reinsurance.  Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.

For information on our GLB hedging results, see our discussion in “Realized Loss” below.

Income Taxes

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; projected taxable earnings, including capital gains exclusive of reversing temporary differences and carryforwards; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.  For additional information on our income taxes, see Note 7 in this report and Note 7 to the consolidated financial statements in our 2008 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in this report and “Part I – Item 1. Business – Acquisitions and Dispositions” and Note 3 to the consolidated financial statements in our 2008 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income (Loss)

Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Revenues
Insurance premiums	$518	$509	2%
Insurance fees	728	814	-11%
Investment advisory fees	44	76	-42%
Net investment income	1,027	1,065	-4%
Realized loss:
Total other-than-temporary impairment
losses on securities	(214)	(57)	NM
Portion of loss recognized in other
comprehensive income	89	-	NM
Net other-than-temporary impairment losses
on securities recognized in earnings	(125)	(57)	NM
Realized gain, excluding other-than-temporary
impairment losses on securities	(68)	22	NM
Total realized loss	(193)	(35)	NM
Amortization of deferred gain on business sold
through reinsurance	19	19	0%
Other revenues and fees	102	146	-30%
Total revenues	2,245	2,594	-13%
Benefits and Expenses
Interest credited	627	612	2%
Benefits	939	679	38%
Underwriting, acquisition, insurance and
other expenses	725	809	-10%
Interest and debt expense	-	76	-100%
Impairment of intangibles	603	-	NM
Total benefits and expenses	2,894	2,176	33%
Income (loss) from continuing operations before taxes	(649)	418	NM
Federal income tax expense (benefit)	(70)	125	NM
Income (loss) from continuing operations	(579)	293	NM
Loss from discontinued operations,
net of federal incomes taxes	-	(4)	100%
Net income (loss)	$(579)	$289	NM

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$599	$623	-4%
Defined Contribution	225	238	-5%
Total Retirement Solutions	824	861	-4%
Insurance Solutions:
Life Insurance	1,076	1,055	2%
Group Protection	422	399	6%
Total Insurance Solutions	1,498	1,454	3%
Investment Management	82	120	-32%
Lincoln UK	47	86	-45%
Other Operations	83	117	-29%
Excluded realized loss, pre-tax	(290)	(45)	NM
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	0%
Total revenues	$2,245	$2,594	-13%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$74	$118	-37%
Defined Contribution	30	40	-25%
Total Retirement Solutions	104	158	-34%
Insurance Solutions:
Life Insurance	142	157	-10%
Group Protection	26	26	0%
Total Insurance Solutions	168	183	-8%
Investment Management	1	12	-92%
Lincoln UK	6	11	-45%
Other Operations	(109)	(42)	NM
Excluded realized loss, after-tax	(188)	(29)	NM
Early extinguishment of debt	42	-	NM
Impairment of intangibles, after-tax	(603)	-	NM
Income (loss) from continuing operations, after-tax	(579)	293	NM
Loss from discontinued
operations, after-tax	-	(4)	100%
Net income (loss)	$(579)	$289	NM

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Deposits
Retirement Solutions:
Annuities	$2,197	$3,025	-27%
Defined Contribution	1,575	1,552	1%
Insurance Solutions - Life Insurance	1,058	1,132	-7%
Investment Management	5,130	4,724	9%
Consolidating adjustments (1)	(842)	(1,587)	47%
Total deposits	$9,118	$8,846	3%

Net Flows
Retirement Solutions:
Annuities	$430	$1,181	-64%
Defined Contribution	659	281	135%
Insurance Solutions - Life Insurance	557	651	-14%
Investment Management	211	(1,165)	118%
Consolidating adjustments (1)	57	(70)	181%
Total net flows	$1,914	$878	118%

(1)	Consolidating adjustments represents the elimination of deposits and net flows on products affecting more than one segment.

	As of March 31,
	2009	2008	Change
Assets Under Management by Advisor
Investment Management:
External assets	$44,305	$69,346	-36%
Inter-segment assets	72,329	76,531	-5%
Lincoln UK (excluding policy loans)	5,497	9,442	-42%
Policy loans	2,908	2,855	2%
Assets administered through unaffiliated
third parties	46,169	66,602	-31%
Total assets under management	$171,208	$224,776	-24%

Comparison of the Three Months Ended March 31, 2009 to 2008

Net income decreased due primarily to the following:

•
Impairment of goodwill of $600 million for Retirement Solutions – Individual Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for additional information on our goodwill impairment); however, this non-cash impairment did not impact our liquidity and will not impact our future liquidity;

•
A $128 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in the first quarter of 2009 due primarily to the overall performance of our GLB derivative program (see “Realized Loss” below for more information on our GLB derivative performance) and the impact of lower equity market performance and higher lapses than our model projections assumed, partially offset by the favorable change in the fair value of GDB derivatives compared to a $5 million unfavorable retrospective unlocking in the first quarter of 2008 due primarily to lower investment income on alternative investments and prepayment and bond makewhole premiums, higher death claims and lapses than our model projections assumed and model adjustments on certain life insurance policies;

•
Higher benefits due primarily to an increase in the change in GDB reserves from an increase in our expected GDB benefit payments attributable primarily to the decline in account values from the unfavorable equity markets and the increase in reserves for products with secondary guarantees from continued growth of business in force and higher mortality due to an increase in the average attained age of the in-force block;

•
The $64 million unfavorable impact of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re in the first quarter of 2009, as discussed in “Reinsurance” below;

•	The $43 million increase in write-downs for OTTI on our AFS securities attributable primarily to unfavorable changes in credit quality and increases in credit spreads;
•	Lower earnings from our variable annuity and mutual fund products as a result of declines in assets under management caused by decreases in the equity markets;
•
Unfavorable GLB net derivatives results, excluding unlocking, due primarily to intermittent market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate and losses from the strengthening of the dollar as compared to the euro, pound and yen, partially offset by favorable underlying fund performance relative to the hedge instruments used (see “Realized Loss” below for more information on our GLB derivative performance);

•
Unfavorable GDB net derivatives results, excluding unlocking, due primarily to intermittent market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate and losses from the strengthening of the dollar as compared to the euro, pound and yen; and

•	Lower net investment income attributable primarily to higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield.

The decrease in net income was partially offset by the following:

•
Lower DAC and VOBA amortization, net of interest and excluding unlocking, and lower asset-based expenses due primarily to declines in variable account values from unfavorable equity markets during the first quarter of 2009;

•	A $42 million gain associated with the early extinguishment of long-term debt;
•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items;
•
Lower broker-dealer expenses due primarily to lower sales of non-proprietary products, lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed, lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals and the implementation of several expense management controls and practices that are focused on expense reduction initiatives; and

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

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Insurance premiums	$27	$32	-16%
Insurance fees	181	246	-26%
Net investment income	240	248	-3%
Operating realized gain	90	10	NM
Other revenues and fees (1)	61	87	-30%
Total operating revenues	599	623	-4%
Operating Expenses
Interest credited	161	163	-1%
Benefits	169	51	231%
Underwriting, acquisition, insurance and other
expenses	206	252	-18%
Total operating expenses	536	466	15%
Income from operations before taxes	63	157	-60%
Federal income tax expense (benefit)	(11)	39	NM
Income from operations	$74	$118	-37%

(1)	Other revenues and fees consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•
Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets, partially offset by increased higher average expense assessment rates due to continued growth in rider elections that have incremental charges associated with them;

•
Higher benefits from an increase in the change in GDB reserves due to an increase in our expected GDB benefit payments attributable primarily to the decline in account values below guaranteed levels due to the unfavorable equity markets;

•
A $7 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders in the first quarter of 2009 due primarily to higher lapses, higher death benefit costs and the impact of lower equity market performance than our model projections assumed;

•
Lower net investment income attributable primarily to higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield by 54 basis points; and

•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products and lower earnings due to the unfavorable equity markets.

The decrease in income from operations was partially offset by the following:

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items; and
•
Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, and lower asset-based expenses driven by the declines in our variable account values from unfavorable equity markets, lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals and the implementation of several expense management controls and practices that are focused on expense reduction initiatives.

Future Expectations

We expect lower earnings for this segment over the remainder of 2009 than we experienced in 2008, when excluding the impact of unlocking.  The expected decline is attributable to the following:

•
Lower expense assessments and higher changes in reserves related to our GDB features, partially offset by lower asset-based expenses, due to the variable account value erosion from unfavorable equity market returns experienced during the fourth quarter of 2008 and continuing in the first quarter of 2009 resulting in lower account values;

•
Lower investment income on the segment’s alternative investments due to the market conditions in both the equity and credit markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments) and lower yields from the impact of holding higher levels of cash, which we plan to reduce as we progress through 2009, during the recent volatile markets as part of our short-term liquidity strategy; and

•
Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information).

Although the segment’s results in the first quarter of 2009 were unfavorably impacted by declining account values and the economic environment, its overall net flows were relatively strong in a challenging economic environment.  New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 10% for the first quarter of 2009 compared to 8% for the corresponding period in 2008.  Although lapse rates have risen due primarily to the challenging economic environment, the overall increase is relatively moderate and still falls within pricing parameters.

See Note 9 above for information on contractual guarantees to contract holders related to GDB features.

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

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges.  Account values for these products, including the fixed portion of variable, were $7.2 billion as of March 31, 2009, with 63% already at their minimum guaranteed rates.  The average crediting rates for these products were approximately 35 basis points in excess of average minimum guaranteed rates.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” in our 2008 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Insurance Fees
Mortality, expense and other assessments	$181	$246	-26%
Surrender charges	9	10	-10%
DFEL:
Deferrals	(11)	(12)	8%
Retrospective unlocking	7	(1)	NM
Amortization, net of interest, excluding
unlocking	(5)	3	NM
Total insurance fees	$181	$246	-26%

	As of March 31,
	2009	2008	Change
Account Values
Variable portion of variable annuities	$39,301	$54,966	-28%
Fixed portion of variable annuities	3,699	3,469	7%
Total variable annuities	43,000	58,435	-26%
Fixed annuities, including indexed	14,154	14,232	-1%
Fixed annuities ceded to reinsurers	(1,094)	(1,306)	16%
Total fixed annuities	13,060	12,926	1%
Total account values	$56,060	$71,361	-21%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Averages
Daily variable account values, excluding the fixed
portion of variable	$39,035	$55,318	-29%

Daily S&P 500	810.65	1,349.16	-40%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$834	$1,865	-55%
Variable portion of variable annuity withdrawals	(1,000)	(1,259)	21%
Variable portion of variable annuity net flows	(166)	606	NM
Fixed portion of variable annuity deposits	760	856	-11%
Fixed portion of variable annuity withdrawals	(156)	(124)	-26%
Fixed portion of variable annuity net flows	604	732	-17%
Total variable annuity deposits	1,594	2,721	-41%
Total variable annuity withdrawals	(1,156)	(1,383)	16%
Total variable annuity net flows	438	1,338	-67%
Fixed indexed annuity deposits	367	218	68%
Fixed indexed annuity withdrawals	(214)	(83)	NM
Fixed indexed annuity net flows	153	135	13%
Other fixed annuity deposits	236	86	174%
Other fixed annuity withdrawals	(397)	(378)	-5%
Other fixed annuity net flows	(161)	(292)	45%
Total annuity deposits	2,197	3,025	-27%
Total annuity withdrawals	(1,767)	(1,844)	4%
Total annuity net flows	$430	$1,181	-64%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$(2,016)	$(4,758)	58%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	558	680	-18%

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Realized Gain (Loss) – Operating Realized Gain – GLB” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$224	$228	-2%
Commercial mortgage loan prepayment and bond
makewhole premiums (1)	-	1	-100%
Alternative investments (2)	(1)	-	NM
Surplus investments (3)	17	18	-6%
Broker-dealer	-	1	-100%
Total net investment income	$240	$248	-3%

Interest Credited
Amount provided to contract holders	$172	$183	-6%
DSI deferrals	(16)	(26)	38%
Interest credited before DSI amortization	156	157	-1%
DSI amortization:
Retrospective unlocking	6	(1)	NM
Amortization, excluding unlocking	(1)	7	NM
Total interest credited	$161	$163	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)	Represents net investment income on the required statutory surplus for this segment.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2009	2008	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.28%	5.85%	(57)
Commercial mortgage loan prepayment and
bond make whole premiums	0.00%	0.03%	(3)
Alternative investments	-0.01%	-0.01%	-
Net investment income yield on reserves	5.27%	5.87%	(60)
Interest rate credited to contract holders	3.84%	3.81%	3
Interest rate spread	1.43%	2.06%	(63)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Other Information
Average invested assets on reserves	$16,915	$15,715	8%
Average fixed account values, including the
fixed portion of variable	17,152	17,315	-1%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(558)	(680)	18%
Net flows for fixed annuities, including the
fixed portion of variable	596	575	4%

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts.  The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate.  The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management program interest expense and interest on collateral divided by average invested assets on reserves.  The average invested assets on reserves is calculated based upon total invested assets, excluding hedge derivatives and collateral.  The average crediting rate is calculated as interest credited before DSI amortization, plus the immediate annuity reserve change (included within benefits) divided by the average fixed account values, including the fixed portion of variable annuity contracts, net of coinsured account values.  Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation.  Changes in commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Benefits for this segment include changes in reserves on immediate annuity account values driven by premiums, death benefits paid and changes in reserves on GDBs.

The changes in reserves attributable to the segment’s benefit ratio unlocking of its SOP 03-1 reserves for GDB riders is offset in operating realized gain.  See “Realized Gain (Loss) – Operating Realized Gain – GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Total expenses incurred, excluding
broker-dealer	$202	$254	-20%
DAC and VOBA deferrals	(128)	(173)	26%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	74	81	-9%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	63	1	NM
Amortization, net of interest, excluding
unlocking	4	79	-95%
Broker-dealer expenses incurred	65	91	-29%
Total underwriting, acquisition, insurance
and other expenses	$206	$252	-18%

DAC and VOBA Deferrals
As a percentage of sales/deposits	5.8%	5.7%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to estimated gross profits (“EGPs”).  We have certain trail commissions that are based upon account values that are expensed as incurred rather than deferred and amortized.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Insurance fees	$41	$61	-33%
Net investment income	175	172	2%
Operating realized gain	7	-	NM
Other revenues and fees	2	5	-60%
Total operating revenues	225	238	-5%
Operating Expenses
Interest credited	111	106	5%
Benefits	6	-	NM
Underwriting, acquisition, insurance and other
expenses	71	77	-8%
Total operating expenses	188	183	3%
Income from operations before taxes	37	55	-33%
Federal income tax expense	7	15	-53%
Income from operations	$30	$40	-25%

Comparison of the Three Months Ended March 31, 2009 to 2008

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

•	Higher interest credited driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed.

The decrease in income from operations was partially offset by the following:

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items;
•
Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, driven by the declines in our variable account values from unfavorable equity markets, and the implementation of several expense management controls and practices that are focused on expense reduction initiatives; and

•
Higher net investment income driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that has reduced our portfolio yield by 16 basis points.

Future Expectations

We expect lower earnings for this segment in 2009 than we experienced in 2008, when excluding the impacts of unlocking.  The expected decline is attributable to the following:

•
Lower expense assessments and higher changes in reserves related to our GDB features, partially offset by lower asset-based expenses, due to the variable account value erosion from unfavorable equity market returns experienced during the fourth quarter of 2008 and continuing in the first quarter of 2009 resulting in lower account values;

•
Lower investment income on the segment’s alternative investments due to the market conditions in both the equity and credit markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments) and lower yields from the impact of holding higher levels of cash, which we plan to reduce as we progress through 2009, during the recent volatile markets as part of our short-term liquidity strategy;

•	Lower insurance fees driven by a continuing overall shift in business mix toward products with lower expense assessments and lower margins; and
•
Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information).

Although the segment’s results in the first quarter of 2009 were unfavorably impacted by declining account values and the economic environment, its overall net flows were strong in a challenging economic environment.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 12% for the first quarter of 2009 compared to 16% for the corresponding period in 2008.

Due to an expected overall shift in business mix towards products with lower expense assessment rates, a substantial increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 9 above for information on contractual guarantees to contract holders related to GDB features.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:
	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Insurance Fees
Annuity expense assessments	$35	$55	-36%
Mutual fund fees	5	4	25%
Total expense assessments	40	59	-32%
Surrender charges	1	2	-50%
Total insurance fees	$41	$61	-33%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Averages
Daily variable account values, excluding the fixed
portion of variable	$9,846	$16,640	-41%

Daily S&P 500	810.65	1,349.16	-40%

	As of March 31,
	2009	2008	Change
Account Values
Variable portion of variable annuities	$9,721	$16,292	-40%
Fixed portion of variable annuities	6,150	6,051	2%
Total variable annuities	15,871	22,343	-29%
Fixed annuities	5,774	5,166	12%
Total annuities	21,645	27,509	-21%
Mutual funds	6,848	7,254	-6%
Total annuities and mutual funds	$28,493	$34,763	-18%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment (1):
Balance at beginning-of-period	$4,888	$7,798	-37%
Gross deposits	306	499	-39%
Withdrawals and deaths	(266)	(570)	53%
Net flows	40	(71)	156%
Transfers between fixed and variable accounts	(4)	(12)	67%
Investment increase and change in market value	(214)	(497)	57%
Balance at end-of-period	$4,710	$7,218	-35%

Total Mid – Large Segment (1):
Balance at beginning-of-period	$9,540	$9,463	1%
Gross deposits	1,026	769	33%
Withdrawals and deaths	(233)	(159)	-47%
Net flows	793	610	30%
Transfers between fixed and variable accounts	(13)	(29)	55%
Investment increase and change in market value	(400)	(423)	5%
Balance at end-of-period	$9,920	$9,621	3%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$14,450	$18,797	-23%
Gross deposits	243	284	-14%
Withdrawals and deaths	(417)	(542)	23%
Net flows	(174)	(258)	33%
Transfers between fixed and variable accounts	(1)	(1)	-
Inter-segment transfer	-	294	-100%
Investment increase and change in market value	(412)	(908)	55%
Balance at end-of-period	$13,863	$17,924	-23%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$28,878	$36,058	-20%
Gross deposits	1,575	1,552	1%
Withdrawals and deaths	(916)	(1,271)	28%
Net flows	659	281	135%
Transfers between fixed and variable accounts	(18)	(42)	57%
Inter-segment transfer	-	294	-100%
Investment increase and change in market value	(1,026)	(1,828)	44%
Balance at end-of-period (2)	$28,493	$34,763	-18%

(1)	On September 30, 2008, $653 million relating to the Lincoln Employee 401(k) Plan transferred from LINCOLN DIRECTORSM to LINCOLN ALLIANCE®.
(2)	Includes mutual fund account values. Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$425	$674	-37%
Variable portion of variable annuity withdrawals	(419)	(833)	50%
Variable portion of variable annuity net flows	6	(159)	104%
Fixed portion of variable annuity deposits	99	93	6%
Fixed portion of variable annuity withdrawals	(202)	(210)	4%
Fixed portion of variable annuity net flows	(103)	(117)	12%
Total variable annuity deposits	524	767	-32%
Total variable annuity withdrawals	(621)	(1,043)	40%
Total variable annuity net flows	(97)	(276)	65%
Fixed annuity deposits	317	240	32%
Fixed annuity withdrawals	(186)	(160)	-16%
Fixed annuity net flows	131	80	64%
Total annuity deposits	841	1,007	-16%
Total annuity withdrawals	(807)	(1,203)	33%
Total annuity net flows	34	(196)	117%
Mutual fund deposits	734	545	35%
Mutual fund withdrawals	(109)	(68)	-60%
Mutual fund net flows	625	477	31%
Total annuity and mutual fund deposits	1,575	1,552	1%
Total annuity and mutual fund withdrawals	(916)	(1,271)	28%
Total annuity and mutual fund net flows	$659	$281	135%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$(706)	$(1,488)	53%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(166)	(143)	-16%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$165	$162	2%
Alternative investments (1)	-	(1)	100%
Surplus investments (2)	10	11	-9%
Total net investment income	$175	$172	2%

Interest Credited	$111	$106	5%

(1)	See “Consolidated Investments – Alternative Investments” below for additional information.
(2)	Represents net investment income on the required statutory surplus for this segment.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2009	2008	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.70%	5.93%	(23)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.00%	0.02%	(2)
Alternative investments	-0.01%	-0.03%	2
Net investment income yield on reserves	5.69%	5.92%	(23)
Interest rate credited to contract holders	3.78%	3.81%	(3)
Interest rate spread	1.91%	2.11%	(20)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Other Information
Average invested assets on reserves	$11,603	$10,888	7%
Average fixed account values, including the
fixed portion of variable	11,783	11,123	6%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	166	143	16%
Net flows for fixed annuities, including the
fixed portion of variable	28	(37)	176%

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts.  The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate.  The yield on invested assets on reserves is calculated as net investment income, excluding the amounts attributable to our surplus investments, reverse repurchase agreement interest expense, inter-segment cash management program interest expense and interest on collateral, divided by average invested assets on reserves.  The average invested assets on reserves are calculated based upon total invested assets, excluding hedge derivatives.  The average crediting rate is calculated as interest credited before DSI amortization, divided by the average fixed account values, including the fixed portion of variable annuity contracts.  Commercial mortgage loan prepayments and bond makewhole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Benefits for this segment include changes in reserves on GDBs and death benefits paid.

The changes in reserves attributable to the segment’s benefit ratio unlocking of its SOP 03-1 reserves for GDB riders is offset in operating realized gain.  See “Realized Gain (Loss) – Operating Realized Gain – GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Total expenses incurred	$72	$76	-5%
DAC deferrals	(18)	(24)	25%
Total expenses recognized before amortization	54	52	4%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	4	3	33%
Amortization, net of interest, excluding
unlocking	13	22	-41%
Total underwriting, acquisition, insurance
and other expenses	$71	$77	-8%

DAC Deferrals
As a percentage of annuity sales/deposits	2.1%	2.4%

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

RESULTS OF INSURANCE SOLUTIONS

The Insurance Solutions business provides its products through two segments:  Life Insurance and Group Protection.  The Insurance Solutions – Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products.  The Insurance Solutions – Group Protection segment offers group life, disability and dental insurance to employers.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Insurance premiums	$91	$87	5%
Insurance fees	482	460	5%
Net investment income	498	499	0%
Other revenues and fees	5	9	-44%
Total operating revenues	1,076	1,055	2%
Operating Expenses
Interest credited	303	297	2%
Benefits	356	300	19%
Underwriting, acquisition, insurance and other
expenses	224	219	2%
Total operating expenses	883	816	8%
Income from operations before taxes	193	239	-19%
Federal income tax expense	51	82	-38%
Income from operations	$142	$157	-10%

Comparison of the Three Months Ended March 31, 2009 to 2008

Income from operations for this segment decreased due primarily to an increase in benefits attributable primarily to an increase in reserves for products with secondary guarantees from continued growth of business in force and higher mortality due to an increase in the average attained age of the in-force block (discussed in “Future Expectations” below).

The decrease in income from operations was partially offset by the following:

•
Growth in insurance fees driven by an increase in business in force as a result of new sales and favorable persistency and an increase in the average attained age of the in-force block (discussed in “Future Expectations” below); and

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups.

Future Expectations

The coinsurance agreement that we entered into on March 31, 2009, resulted in a pre-tax deferred loss of $53 million, and approximately $2 million annually will be amortized into income from operations prospectively over 20 years.  As a result of this agreement, we expect this segment’s income from operations will be reduced by approximately $7 million per quarter and will result in reductions in insurance fees, net investment income, interest credited and benefits.  We expect this impact to income from operations will be partially offset by a $2 million increase in Other Operations as it will have higher net investment income due to the transfer of assets from the reduction in capital as a result of this coinsurance agreement; therefore, the net impact from this transaction to our consolidated income from operations will be a reduction of $5 million per quarter.  See “Reinsurance” below for more information.

As of December 31, 2008, we released approximately $240 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a reinsurance transaction to release statutory reserves related to the Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”).  This reduction in capital lowered the level of assets supporting this business, as assets were transferred to Other Operations, which reduced net investment income by approximately $4 million in the first quarter of 2009 that will also recur in future quarters.

A portion of the retrospective and prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves in 2008 resulted in an unfavorable recurring earnings impact of $7 million per quarter that began in the third quarter of 2008.

On June 1, 2008, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads by approximately 5 basis points.  On March 1, 2009, we implemented a 15 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which is expected to increase future spreads by approximately 5 basis points.

During the recent volatile markets, we maintained higher cash balances as part of our short-term liquidity strategy that has reduced our portfolio yield by 11 basis points.  We expect lower yields from the impact of holding higher levels of cash, which we plan to reduce as we progress through 2009.  As of March 31, 2009, 72% of interest-sensitive account values had crediting rates at contract guaranteed levels, and 15% had crediting rates within 50 basis points of contractual guarantees.  Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Despite the challenging economic environment, we believe that our new business products, as represented by sales, deposits and in-force face amount, were relatively strong.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest; however, results for 2008 were muted given the economic conditions.  The average issue age on new policies has increased in recent years as a result of targeting higher net worth individuals, which has increased the average attained age of the in-force block.  We have screening procedures to identify sales that we believe have characteristics associated with stranger-originated life insurance, which typically involve the use of premium financing, face amount in excess of $2 million and older aged individuals, in order to prevent policies with these characteristics from being issued.  With stranger-originated arrangements, a third-party investor with no relationship to an individual initiates the purchase of a policy by paying the premiums and later buying the policy, thereby profiting upon the death of the insured.  However, accurate identification of these policies can be difficult, and we continue to modify our screening procedures.  We believe that our sales of UL products include some sales with stranger-originated life insurance characteristics.  We expect no significant impact to our profitability; however, returns on UL business sold as part of stranger-originated designs are believed to be lower than traditional estate planning UL sales due in part to no expected lapses.

We expect higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during 2009.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Insurance Fees
Mortality assessments	$344	$322	7%
Expense assessments	178	170	5%
Surrender charges	22	17	29%
DFEL:
Deferrals	(97)	(89)	-9%
Amortization, net of interest:
Retrospective unlocking	3	4	-25%
Amortization, net of interest, excluding
unlocking	32	36	-11%
Total insurance fees	$482	$460	5%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Sales by Product
UL:
Excluding MoneyGuard®	$103	$114	-10%
MoneyGuard®	11	11	0%
Total UL	114	125	-9%
VUL	9	16	-44%
COLI and BOLI	12	28	-57%
Term/whole life	10	5	100%
Total sales	$145	$174	-17%

Net Flows
Deposits	$1,058	$1,132	-7%
Withdrawals and deaths	(501)	(481)	-4%
Net flows	$557	$651	-14%

Contract holder assessments	$725	$663	9%

	As of March 31,
	2009	2008	Change
Account Values
UL (1)	$24,388	$24,450	0%
VUL (1)	3,352	5,615	-40%
Interest-sensitive whole life	2,291	2,276	1%
Total account values	$30,031	$32,341	-7%

In-Force Face Amount
UL and other (1)	$288,826	$302,013	-4%
Term insurance	236,408	234,860	1%
Total in-force face amount	$525,234	$536,873	-2%

(1)
Effective March 31, 2009, UL and VUL account values were reduced by $938 million and $640 million, respectively, and UL and other face amount in force was reduced by $20.9 billion as a result of the coinsurance agreement with Commonwealth.

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

Sales in the table above and as discussed above were reported as follows:

•
UL (excluding linked-benefit products) and VUL (including COLI and BOLI) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums;

•	MoneyGuard® (our linked-benefit product) – 15% of premium deposits; and
•	Whole life and term – 100% of first year paid premiums.

UL and VUL products with secondary guarantees represented approximately 37% of interest-sensitive life insurance in force as of March 31, 2009, and approximately 73% of sales for the first three months of 2009.  AG38 imposes additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$481	$474	1%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	-	3	-100%
Alternative investments (2)	(4)	-	NM
Surplus investments (3)	21	22	-5%
Total net investment income	$498	$499	0%

Interest Credited	$303	$297	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the surplus portfolios versus the product portfolios.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2009	2008	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.83%	6.00%	(17)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.00%	0.04%	(4)
Alternative investments	-0.06%	0.00%	(6)
Net investment income yield on reserves	5.77%	6.04%	(27)
Interest rate credited to contract holders	4.25%	4.37%	(12)
Interest rate spread	1.52%	1.67%	(15)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	6.00%	6.12%	(12)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.01%	0.11%	(10)
Alternative investments	-0.01%	-0.02%	1
Net investment income yield on reserves	6.00%	6.21%	(21)

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$27,998	$26,292	6%
Account values - universal and whole life (1)	28,156	26,622	6%

Attributable to traditional products:
Invested assets on reserves	4,841	5,304	-9%

We expect declines in our average calculations for invested assets on reserves and account values attributable to interest-sensitive products during the second quarter of 2009 as a result of the coinsurance agreement with Commonwealth, which reduced these balances by $927 million and $938 million, respectively, on March 31, 2009.
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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Benefits
Death claims direct and assumed	$565	$555	2%
Death claims ceded	(242)	(239)	-1%
Reserves released on death	(103)	(104)	1%
Net death benefits	220	212	4%
Change in reserves for products with
secondary guarantees	53	26	104%
Change in reserves for products with
secondary guarantees - reinsurance	20	-	NM
Other benefits (1)	63	62	2%
Total benefits	$356	$300	19%

Death claims per $1,000 of inforce	1.66	1.59	4%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.

Benefits for this segment include claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits include the change in reserves for our products with secondary guarantees.  The reserve for secondary guarantees is impacted by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  Additionally, we establish a reserve for reinsurance margin (reinsurance premiums paid less death benefit recoveries) and amortize this margin over the life of the expected insurance assessments for certain blocks of secondary guarantee UL business.  When we experience unfavorable mortality, particularly on higher face amount claims, our reinsurance recoveries can increase significantly and are deferred, which reduces the amount by which the expense for the direct claims are offset by reinsurance.  The reinsurance on our secondary guarantee UL business is excess of loss reinsurance, and this block has a large range of face amounts, both of which contribute to volatility in our actual experience of reinsurance recoveries as compared to our expectations.

Underwriting, Acquisition, Insurance and Other Expenses

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

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Insurance premiums	$390	$370	5%
Net investment income	30	28	7%
Other revenues and fees	2	1	100%
Total operating revenues	422	399	6%
Operating Expenses
Interest credited	1	-	NM
Benefits	282	269	5%
Underwriting, acquisition, insurance and other
expenses	99	90	10%
Total operating expenses	382	359	6%
Income from operations before taxes	40	40	0%
Federal income tax expense	14	14	0%
Income from operations	$26	$26	0%

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Income from Operations by Product Line
Life	$1	$10	-90%
Disability	25	15	67%
Dental	(1)	-	NM
Total non-medical	25	25	0%
Medical	1	1	0%
Total income from operations	$26	$26	0%

Comparison of the Three Months Ended March 31, 2009 to 2008

Income from operations for this segment remained flat.  Insurance premiums increased due primarily to normal, organic business growth in our non-medical products.  The increase in insurance premiums and more favorable total non-medical loss ratio experience, slightly outside the low end of our expected range, entirely offset an increase to underwriting, acquisition, insurance and other expenses.  The increase in underwriting, acquisition and other expenses was in line with the increase in insurance premiums and included higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information).

In the first quarter of 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience, which we do not believe are sustainable in future quarters.  In addition, we experienced significantly unfavorable life loss ratios in the first quarter of 2009 due primarily to adverse mortality experience, the one-time adjustment noted below and the downward effects of whole-case pricing on premium rates, which we do not expect to recur in future quarters.

Benefits included a one-time adjustment of $3 million in the first quarter of 2009 relating to unfavorable waiver claim reserves.

We expect higher expenses attributable to our U.S. pension plans during 2009.  See “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Insurance Premiums by Product Line
Life	$142	$133	7%
Disability	174	162	7%
Dental	38	37	3%
Total non-medical	354	332	7%
Medical	36	38	-5%
Total insurance premiums	$390	$370	5%

Sales	$54	$54	0%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Benefits and Interest Credited by Product Line
Life	$116	$95	22%
Disability	103	111	-7%
Dental	32	30	7%
Total non-medical	251	236	6%
Medical	32	33	-3%
Total benefits and interest credited	$283	$269	5%

Loss Ratios by Product Line
Life	81.6%	71.9%
Disability	59.1%	68.1%
Dental	84.2%	80.8%
Total non-medical	70.8%	71.0%
Medical	88.9%	87.6%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Total expenses incurred	$102	$96	6%
DAC and VOBA deferrals	(13)	(14)	7%
Total expenses recognized before amortization	89	82	9%
DAC and VOBA amortization, net of interest	10	8	25%
Total underwriting, acquisition, insurance
and other expenses	$99	$90	10%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.3%	3.8%

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

Income from Operations

Details underlying the results for Investment Management (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Investment advisory fees – external	$44	$76	-42%
Investment advisory fees – inter-segment	20	20	0%
Other revenues and fees	18	24	-25%
Total operating revenues	82	120	-32%
Operating Expenses
Underwriting, acquisition, insurance and other
expenses	79	101	-22%
Income from operations before taxes	3	19	-84%
Federal income tax expense	2	7	-71%
Income from operations	$1	$12	-92%

Pre-tax operating margin (1)	4%	16%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenues.

Comparison of the Three Months Ended March 31, 2009 to 2008

Income from operations decreased due primarily to the following:

•
A reduction in investment advisory fees due to lower assets under management resulting primarily from continuing significant unfavorable equity markets and the impact of negative net flows in 2008; and

•	A reduction in other revenues and fees due primarily to negative returns on seed capital driven by continuing significant unfavorable equity markets.

The decrease in income from operations was partially offset by lower asset-based expenses and the implementation of several expense management controls and practices that are focused on expense reduction initiatives.

Future Expectations

We expect lower earnings for this segment in 2009 than we experienced in 2008 due primarily to lower investment advisory fees, partially offset by lower asset-based expenses, due to the assets under management erosion from unfavorable equity market returns and negative net flows experienced during 2008.

The level of net flows may vary considerably from period to period, and, therefore, results in one period are not indicative of net flows in subsequent periods.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

We provide information about certain of this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Investment Advisory Fees

Details underlying assets under management and net flows (in millions) were as follows:

	As of March 31,
	2009	2008	Change
Assets Under Management
Retail – equity	$12,287	$27,409	-55%
Retail – fixed	10,935	11,238	-3%
Total retail	23,222	38,647	-40%

Institutional – equity	9,941	19,512	-49%
Institutional – fixed	11,142	11,187	0%
Total institutional	21,083	30,699	-31%

Inter-segment assets – retail and institutional	7,505	9,191	-18%
Inter-segment assets – general account	64,824	67,340	-4%
Total inter-segment assets	72,329	76,531	-5%
Total assets under management	$116,634	$145,877	-20%

Total Sub-Advised Assets, Included Above
Retail	$6,076	$14,212	-57%
Institutional	1,919	4,071	-53%
Total sub-advised assets	$7,995	$18,283	-56%

	For the Three
	Months Ended
	March 31,
	2009	2008
Net Flows – External (1)
Retail equity sales	$593	$1,493
Retail equity redemptions and transfers	(1,527)	(2,615)
Retail equity net flows	(934)	(1,122)
Retail fixed income sales	1,379	1,376
Retail fixed income redemptions and transfers	(1,082)	(978)
Retail fixed income net flows	297	398
Total retail sales	1,972	2,869
Total retail redemptions and transfers	(2,609)	(3,593)
Total retail net flows	(637)	(724)
Institutional equity inflows	375	968
Institutional equity withdrawals and transfers	(1,042)	(1,043)
Institutional equity net flows	(667)	(75)
Institutional fixed income inflows	2,247	168
Institutional fixed income withdrawals and transfers	(592)	(574)
Institutional fixed income net flows	1,655	(406)
Total institutional inflows	2,622	1,136
Total institutional redemptions and transfers	(1,634)	(1,617)
Total institutional net flows	988	(481)
Total sales/inflows	4,594	4,005
Total redemptions and transfers	(4,243)	(5,210)
Total net flows	$351	$(1,205)

(1)
Includes Delaware Variable Insurance Product funds.  Our insurance subsidiaries, as well as unaffiliated insurers, participate in these funds.  In addition, sales/inflows includes contributions, dividend reinvestments and transfers in kind, and redemptions/transfers includes dividends and capital gain distributions.

	For the Three
	Months Ended
	March 31,
	2009	2008
Net Flows – Inter-Segment (1)
Total sales/inflows (2)	$536	$719
Total redemptions and transfers (3)	(676)	(679)
Total net flows	$(140)	$40

(1)	Includes net flows from retail and institutional. Excludes general account inflows and transfers because we do not consider these to be net flows.
(2)	Includes contributions, dividend reinvestments and transfers in kind.
(3)	Includes dividends and capital gains distributions.

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Other Information
Average daily S&P 500	810.65	1,349.16	-40%
Impact of dividends and interest and change in
market value on assets under management	$(2,943)	$(5,654)	48%

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

Income from Operations

Details underlying the results for Lincoln UK (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Insurance premiums	$10	$19	-47%
Insurance fees	24	46	-48%
Net investment income	13	21	-38%
Total operating revenues	47	86	-45%
Operating Expenses
Benefits	19	31	-39%
Underwriting, acquisition, insurance and other
expenses	19	38	-50%
Total operating expenses	38	69	-45%
Income from operations before taxes	9	17	-47%
Federal income tax expense	3	6	-50%
Income from operations	$6	$11	-45%

Exchange Rate Ratio-U.S. Dollars to Pounds
Sterling
Average for the period	1.443	1.987	-27%
End-of-period	1.435	1.985	-28%

Comparison of the Three Months Ended March 31, 2009 to 2008

Excluding the effect of the exchange rate, income from operations for this segment decreased 25% due primarily to the following:

•
A decline in insurance fees driven by lower average unit-linked account values resulting primarily from unfavorable markets as the average value of the Financial Time Stock Exchange (“FTSE”) 100 index was 31% lower than the first quarter of 2008; and

•	A reduction in net investment income due to lower yields.

The decrease in income from operations was partially offset by lower volume and asset-based expenses, favorable claim experience and the implementation of several expense management controls and practices that are focused on expense reduction initiatives.

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
•
Lower net flows on unit-linked assets due to the current economic challenges, including the current expectation by analysts that a meaningful economic recovery, including reductions in unemployment, will not occur until 2010.

If there were an immediate decline in the FTSE of approximately 18% from its level as of March 31, 2009, and/or sustained under performance over a number of months, we believe it would result in approximately $50 million, after-tax, unfavorable prospective unlocking of DAC, VOBA and DFEL related to reversion to the mean.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

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

Our annualized policy lapse rate was 6.2% for the first quarter of 2009 compared to 6.3% for the corresponding period in 2008, as measured by the number of policies in force.

Insurance Fees

Details underlying insurance fees, business in force and unit-linked assets (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Insurance Fees
Mortality assessments	$7	$9	-22%
Expense assessments	16	30	-47%
DFEL:
Deferrals	(1)	(1)	0%
Amortization, net of interest:
Retrospective unlocking	(2)	1	NM
Amortization, net of interest, excluding
unlocking	4	7	-43%
Total insurance fees	$24	$46	-48%

	As of March 31,
	2009	2008	Change
Individual life insurance in force	$11,674	$18,283	-36%

Excluding the effect of the exchange rate, individual life insurance in force decreased 12% in the first quarter of 2009 compared to the corresponding period in 2008.

	For the Three
	Months Ended
	March 31,
	2009	2008	Change

Unit-Linked Assets
Balance at beginning-of-period	$4,978	$8,850	-44%
Deposits	39	60	-35%
Withdrawals and deaths	(108)	(213)	49%
Net flows	(69)	(153)	55%
Investment income and change in market value	(279)	(608)	54%
Foreign currency adjustment	(79)	(10)	NM
Balance at end-of-period	$4,551	$8,079	-44%

Excluding the effect of the exchange rate, unit-linked assets decreased 22% in the first quarter of 2009 compared to the corresponding period in 2008.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Total expenses incurred	$18	$28	-36%
DAC and VOBA deferrals	(1)	(1)	0%
Total expenses recognized before amortization	17	27	-37%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	(5)	(1)	NM
Amortization, net of interest, excluding
unlocking	7	12	-42%
Total underwriting, acquisition, insurance
and other expenses	$19	$38	-50%

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

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance, which was sold to Swiss Re in 2001, external debt and business sold through reinsurance.  We are actively managing our remaining radio station clusters to maximize performance and future value.  Other Operations also includes the Institutional Pension business, which is a closed block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off.

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Operating Revenues
Insurance premiums	$1	$1	0%
Net investment income	70	99	-29%
Amortization of deferred gain on business
sold through reinsurance	18	18	0%
Media revenues (net)	15	22	-32%
Other revenues and fees	(1)	(3)	67%
Inter-segment elimination of investment
advisory fees	(20)	(20)	0%
Total operating revenues	83	117	-29%
Operating Expenses
Interest credited	51	45	13%
Benefits	107	28	282%
Media expenses	13	16	-19%
Other expenses	34	35	-3%
Interest and debt expenses	65	76	-14%
Inter-segment elimination of investment
advisory fees	(20)	(20)	0%
Total operating expenses	250	180	39%
Loss from operations before taxes	(167)	(63)	NM
Federal income tax benefit	(58)	(21)	NM
Loss from operations	$(109)	$(42)	NM

Comparison of the Three Months Ended March 31, 2009 to 2008

Loss from operations for this segment increased due primarily to the following:

•
The $64 million unfavorable impact in the first quarter of 2009 of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re as discussed in “Reinsurance” below, which resulted in pre-tax increases in benefits of $78 million, interest credited of $15 million and other expenses of $5 million, partially offset by a $34 million tax benefit;

•
Lower net investment income from a reduction in invested assets driven by transfers to other segments for other-than-temporary impairments and dividends paid to stockholders as these items exceeded the distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt, and lower dividend income from our holdings of Bank of America common stock due to dividend rate cuts; and

•
Lower media earnings related primarily to declines in discretionary business spending, such as advertising, caused by the general weakening of the U.S economy causing substantial declines in revenues throughout the radio market.

The increase in loss from operations was partially offset by the following:

•
Lower interest and debt expenses as a result of a decline in interest rates that affect our variable rate borrowings partially offset by higher average balances of outstanding debt in the current period; and

•
Lower other expenses due primarily to higher merger-related expenses in the first quarter of 2008 as a result of higher system integration work related to our administrative systems and relocation costs in the first quarter of 2008 associated with the move of our corporate office, partially offset by restructuring charges for expense initiatives in the first quarter of 2009.

Future Expectations

We expect lower earnings for Other Operations in 2009 than was experienced in 2008.  The expected decline is attributable primarily to the following:

•
Higher expected expenses attributable to restructuring charges of approximately $15 million to $20 million in the second quarter of 2009 related to recently announced expense reduction initiatives that are discussed further below;

•
Lower investment income due to lower dividend income from our holdings of Bank of America common stock as it announced dividend rate cuts during the latter part of 2008 and early 2009, partially offset by higher investment income of $2 million per quarter prospectively related to the coinsurance agreement that we entered into on March 31, 2009 (see “Results of Insurance Solutions – Insurance Solutions – Life Insurance” and “Reinsurance” for more information);

•
Lower investment income from a reduction in the distributable earnings that will be received from our insurance segments and lower dividends received from our other segments due to the current economic challenges, including the current expectation by analysts that a meaningful economic recovery, including reductions in unemployment, will not occur until 2010;

•
Lower investment income on alternative investment income due to the market conditions in both the equity and credit markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments);

•	Lower investment income on fixed maturity securities and mortgage loans on real estate from the continuation of the low interest rate environment;
•	Lower media earnings as we believe customers will continue to reduce their advertising expenses in response to the credit markets; and
•
Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information).

In addition, the inclusion of run-off disability income business results within Other Operations due to the rescission of the Swiss Re reinsurance agreement mentioned above may create volatility in earnings going forward.

Sustained market volatility and the challenging economic environment continue to put pressure on many industries and companies, including our own.  After reviewing the impact of this difficult economy on our anticipated sales and business activities, we initiated actions in the fourth quarter to streamline operations, reduce expenses and ensure that staffing levels were aligned with expected business activity.  We focused on reducing the workforce, reducing capital spending and addressing corporate-wide discretionary spending.

As a result of shrinking revenues due to the impact of unfavorable equity markets on our asset management businesses and a reduction in sales volumes caused by the unfavorable economic environment, we have launched further initiatives to reduce expenses, including a 12% workforce reduction that was completed in April of 2009, that we believe will improve our capital position and preserve profits.  The restructuring costs associated with these layoffs are included in other expenses within Other Operations.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Other Expenses
Merger-related expenses	$7	$15	-53%
Restructuring charges for expense initiatives	5	-	NM
Branding	5	8	-38%
Retirement Income Security Ventures	2	2	0%
Taxes, licenses and fees	2	2	0%
Other	13	8	63%
Total other expenses	$34	$35	-3%

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

Starting in December 2008, we implemented a restructuring plan in response to the current economic downturn and sustained market volatility, which focused on reducing expenses.  The expenses associated with this initiative are reported in restructuring charges for expense initiatives above.  During the fourth quarter of 2008, we recorded a pre-tax charge of $8 million and expect our cumulative pre-tax charges to amount to approximately $40 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

Interest and Debt Expenses

Our current level of interest expense may not be indicative of the future due to, among other things, the timing of the use of cash, the availability of funds from our inter-company cash management program and the future cost of capital.  For additional information on our financing activities, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” below.

REALIZED LOSS

Details underlying realized loss, after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
Pre-Tax	2009	2008	Change
Operating realized gain:
Indexed annuity net derivatives results	$-	$(2)	100%
GLB	16	6	167%
GDB	81	6	NM
Total operating realized gain	97	10	NM
Realized loss related to certain investments	(153)	(41)	NM
Gain on certain reinsurance derivative/
trading securities	22	-	NM
GLB net derivatives results	(130)	(7)	NM
GDB derivatives results	(32)	(5)	NM
Indexed annuity forward-starting option	1	5	-80%
Gain on sale of subsidiaries/businesses	2	3	-33%
Total excluded realized loss	(290)	(45)	NM
Total realized loss	$(193)	$(35)	NM

	For the Three
	Months Ended
	March 31,
After-Tax	2009	2008	Change
Operating realized gain:
Indexed annuity net derivatives results	$-	$(1)	100%
GLB	10	4	150%
GDB	53	4	NM
Total operating realized gain	63	7	NM
Realized loss related to certain investments	(99)	(27)	NM
Gain on certain reinsurance derivative/
trading securities	14	1	NM
GLB net derivatives results	(84)	(4)	NM
GDB derivative results	(20)	(4)	NM
Indexed annuity forward-starting option	-	3	-100%
Gain on sale of subsidiaries/businesses	1	2	-50%
Total excluded realized loss	(188)	(29)	NM
Total realized loss	$(125)	$(22)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

For information on our counterparty exposure see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months ended March 31, 2009 to 2008

For the first quarter of 2009, the GLB net derivative results were unfavorable as the decline in the fair value of our derivative assets exceeded the decline in the fair value of our liabilities.  These decreases were a result of increases in interest rates.  The unfavorable result was attributable primarily to the fact that we were in an over hedged position for a period of time relative to the liability during the quarter.  In addition, the adjustment to the liability for NPR, as required under SFAS 157, had an unfavorable effect on net income in the period.  Although the NPR factor applied to the liability increased during the quarter, it was applied to a lower liability as of March 31, 2009, when compared to December 31, 2008; therefore, the net results were unfavorable in the first quarter of 2009.

For the first quarter of 2008, the GLB net derivative results were slightly unfavorable as the difference between the change in fair value of our liabilities relative to the change in derivative assets was offset by a favorable NPR adjustment as the factor increased and was applied to an increasing liability.  See “GLB Net Derivative Results” below for a discussion of how our NPR adjustment is determined.

The favorable net GDB results were due primarily to intermittent market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate and losses from the strengthening of the dollar as compared to the euro, pound and yen.

The gain on reinsurance derivative/trading securities for 2009 was due primarily to the rescission of the Swiss Re indemnity reinsurance agreement covering certain disability income business, whereby we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  This release of the embedded derivative liability increased net income by approximately $31 million.  For more information, see “Reinsurance” below and Note 11.

For a discussion of the increase in realized losses on certain investments see “Consolidated Investments – Realized Loss Related to Investments” below.

Operating Realized Gain

Details underlying operating realized gain (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$18	$94	81%
Change in fair value of embedded derivatives	(18)	(97)	-81%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	-	1	-100%
Total indexed annuity net derivatives results	-	(2)	100%
GLB
Pre-DAC (1) amount	23	16	44%
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	9	-	NM
Amortization, excluding unlocking	(16)	(10)	-60%
Total GLB	16	6	167%
GDB
Pre-DAC (1) amount	96	12	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	43	-	NM
Amortization, excluding unlocking	(58)	(6)	NM
Total GDB hedge cost	81	6	NM
Total Operating Realized Gain	$97	$10	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

In order to determine our NPR, we utilize a model based on our holding company’s credit default swap spreads adjusted for objective factors, such as the liquidity of our holding company.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we must apply subjective factors, such as the impact of our insurance subsidiaries’ claims-paying ratings, in order to determine a factor that is representative of a theoretical market participant’s view of the non-performance risk of the specific liability within our insurance subsidiaries, which requires management’s judgment.  We continually evaluate our model and the objective and subjective assumptions used.

We include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss).  For our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.

We also include the change in the fair value of the derivatives that offsets the benefit ratio unlocking of our SOP 03-1 reserves on our GLB riders.  These changes in reserves attributable to Retirement Solutions’ benefit ratio unlocking of its SOP 03-1 reserves for GLB riders and associated amortization of DAC, VOBA, DSI and DFEL is offset in benefits within income from operations.  This approach excludes the benefit ratio unlocking from income from operations according to our definition of income from operations and instead reflects it within GLB net derivatives results, a component of excluded realized gain (loss).  On our Consolidated Statements of Income, the benefit ratio unlocking is reported within benefits.

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

See “Consolidated Investments – Realized Loss Related to Investments” below.

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

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$22	$17	29%
Change in reserves hedged	233	(375)	162%
Change in market value of derivative assets	(310)	315	NM
Hedge program ineffectiveness	(77)	(60)	-28%
Change in reserves not hedged (NPR component)	(55)	92	NM
Change in SOP 03-1 reserve not hedged	(6)	-	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(61)	10	NM
Amortization, excluding unlocking	47	(33)	242%
Loss from the initial impact of adopting
SFAS 157, after-DAC (2)	-	(33)	100%
Total GLB net derivatives results	$(130)	$(7)	NM

GDB Derivatives Results
Benefit ratio unlocking of SOP 03-1 reserves	$(96)	$(12)	NM
Change in fair value of derivatives, excluding
expected cost of hedging instruments	57	1	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(17)	-	NM
Amortization, excluding unlocking	24	6	300%
Total GDB derivatives results	$(32)	$(5)	NM

(1)	Related primarily to the emergence of gross profits.
(2)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL

GLB Net Derivatives Results

Our GLB net derivatives results represents the net valuation premium, the change in the fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge.  This includes the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157.  The SOP 03-1 component is calculated in a manner consistent with our GDB.  We weight these features and their associated reserves accordingly based on their hybrid nature.  For the GLB guarantees in our variable annuity products that are considered embedded derivatives, we record them on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for GLBs.  The change in fair value of these derivative instruments is designed to generally offset the change in fair value of the embedded derivatives.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the impact of the change in the liability related to the NPR required under SFAS 157.  We do not attempt to hedge the change in the NPR component of the liability.  The impact of the change in NPR has had the effect of reducing our GLB liabilities on our balance sheet by $585 million since the adoption of SFAS 157 on January 1, 2008.  See above for information regarding the effect of the NPR on the GLB net derivative results for first three months of 2009 and 2008.  For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.  For additional information on our hedge program see “Reinsurance” below.

Our GLB net derivatives results also include the benefit ratio unlocking of SOP 03-1 reserves on our GLB riders.  The benefit ratio unlocking of SOP 03-1 reserves for GLB riders is offset in GLB.  See “GLB” above for additional information.

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

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts	$1	$(10)	110%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	-	5	-100%
Gain from the initial impact of adopting
SFAS 157, after-DAC (1)	-	10	-100%
Total	$1	$5	-80%

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.

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

Gain on Sale of Subsidiaries/Businesses

See “Fixed Income Investment Management Business” in Note 3 of our 2008 Form 10-K for details.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
Investments
AFS securities:
Fixed maturity	$49,349	$48,935	74.5%	72.6%
Equity	205	288	0.3%	0.4%
Trading securities	2,246	2,333	3.4%	3.5%
Mortgage loans on real estate	7,616	7,715	11.5%	11.5%
Real estate	129	125	0.2%	0.2%
Policy loans	2,908	2,924	4.4%	4.3%
Derivative instruments	2,226	3,397	3.4%	5.0%
Alternative investments	771	776	1.2%	1.2%
Other investments	705	848	1.1%	1.3%
Total investments	$66,155	$67,341	100.0%	100.0%

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

Fixed Maturity and Equity Securities Portfolios

Fixed maturity securities and equity securities consist of portfolios classified as AFS and trading.  Mortgage-backed and private securities are included in both AFS and trading portfolios.

Details underlying our fixed maturity and equity securities portfolios by industry classification (in millions) are presented in the below tables.  These tables agree in total with the presentation of AFS securities in Note 5; however, the categories below represent a more detailed breakout of the AFS portfolio; therefore, the investment classifications listed below do not agree to the investment categories provided in Note 5.

	As of March 31, 2009
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Corporate bonds:
Financial services	$8,512	$38	$1,484	$7,066	14.2%
Basic industry	2,205	11	348	1,868	3.8%
Capital goods	2,707	35	220	2,522	5.1%
Communications	2,662	41	208	2,495	5.1%
Consumer cyclical	2,867	26	360	2,533	5.1%
Consumer non-cyclical	4,879	88	166	4,801	9.7%
Energy	3,108	41	247	2,902	5.9%
Technology	1,038	13	65	986	2.0%
Transportation	1,231	15	120	1,126	2.3%
Industrial other	707	9	33	683	1.4%
Utilities	8,361	96	545	7,912	16.0%
Asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs") and
credit-linked notes ("CLNs")	796	4	625	175	0.4%
Commercial real estate ("CRE") CDOs	57	-	31	26	0.1%
Credit card	160	-	34	126	0.3%
Home equity	1,193	1	588	606	1.2%
Manufactured housing	145	-	35	110	0.2%
Other	192	9	15	186	0.4%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	2,517	11	621	1,907	3.9%
Collateralized mortgage obligations ("CMOs"):
Agency backed	4,866	286	24	5,128	10.4%
Non-agency backed	1,954	2	756	1,200	2.4%
Mortgage pass-throughs ("MPTS"):
Agency backed	1,374	65	-	1,439	2.9%
Non-agency backed	139	-	41	98	0.2%
Municipals:
Taxable	110	5	1	114	0.2%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	1,047	131	29	1,149	2.3%
Foreign	1,482	67	126	1,423	2.9%
Hybrid and redeemable preferred stock	1,564	3	802	765	1.6%
Total fixed maturity AFS securities	55,876	997	7,524	49,349	100.0%
Equity AFS Securities	464	4	263	205
Total AFS securities	56,340	1,001	7,787	49,554
Trading Securities (1)	2,279	222	255	2,246
Total AFS and trading securities	$58,619	$1,223	$8,042	$51,800

	As of December 31, 2008
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Corporate bonds:
Financial services	$8,564	$75	$1,264	$7,375	15.1%
Basic industry	2,246	15	353	1,908	3.9%
Capital goods	2,668	34	222	2,480	5.1%
Communications	2,609	44	222	2,431	5.0%
Consumer cyclical	2,878	33	460	2,451	5.0%
Consumer non-cyclical	4,296	88	206	4,178	8.5%
Energy	2,972	48	246	2,774	5.7%
Technology	766	9	71	704	1.4%
Transportation	1,237	22	119	1,140	2.3%
Industrial other	718	16	38	696	1.4%
Utilities	8,207	104	678	7,633	15.6%
ABS:
CDOs and CLNs	796	7	630	173	0.4%
CRE CDOs	60	-	23	37	0.1%
Credit card	165	-	73	92	0.2%
Home equity	1,108	1	411	698	1.4%
Manufactured housing	148	2	28	122	0.2%
Other	196	1	18	179	0.4%
CMBS:
Non-agency backed	2,535	9	625	1,919	3.9%
CMOs:
Agency backed	5,068	180	29	5,219	10.7%
Non-agency backed	1,996	1	746	1,251	2.6%
MPTS:
Agency backed	1,619	55	-	1,674	3.4%
Non-agency backed	141	-	47	94	0.2%
Municipals:
Taxable	110	4	1	113	0.2%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	1,148	167	25	1,290	2.6%
Foreign	1,377	97	135	1,339	2.7%
Redeemable preferred stock	1,563	6	607	962	2.0%
Total fixed maturity AFS securities	55,194	1,018	7,277	48,935	100.0%
Equity AFS Securities	466	9	187	288
Total AFS securities	55,660	1,027	7,464	49,223
Trading Securities (1)	2,307	255	229	2,333
Total AFS and trading securities	$57,967	$1,282	$7,693	$51,556

(1)
Our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to our 2008 Form 10-K “Trading Securities” section for further details.

AFS Securities

The general intent of the AFS accounting guidance is to reflect stockholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated other comprehensive income.  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2009			As of December 31, 2008
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$31,466	$29,691	60.2%	$32,595	$30,386	62.0%
2	Baa	19,716	16,733	33.9%	19,240	16,111	32.9%
Total investment grade securities		51,182	46,424	94.1%	51,835	46,497	94.9%
Below Investment Grade Securities
3	Ba	3,120	2,121	4.3%	2,194	1,698	3.5%
4	B	791	445	0.9%	772	516	1.1%
5	Caa and lower	532	257	0.5%	251	131	0.3%
6	In or near default	251	102	0.2%	142	93	0.2%
Total below investment grade securities		4,694	2,925	5.9%	3,359	2,438	5.1%
Total fixed maturity AFS securities		$55,876	$49,349	100.0%	$55,194	$48,935	100.0%

Total securities below investment grade
as a percentage of total fixed
maturity AFS securities		8.4%	5.9%		6.1%	5.1%

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

As of March 31, 2009 and December 31, 2008, 90.4% and 92.2%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities increased $177 million in the three months ended March 31, 2009, was primarily related to the cumulative adjustment of the recognition of OTTI.  See Note 2 for further information.  As more fully described in Note 5, we regularly review our investment holdings for OTTIs.  We believe that the securities in an unrealized loss position as of March 31, 2009, were not other-than-temporarily impaired as we do not intend to sell these debt securities or it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

The estimated fair value for all private securities was $7.1 billion as of March 31, 2009, and December 31, 2008, representing approximately 11% of total invested assets as of March 31, 2009, and December 31, 2008.

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

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of March 31, 2009, we did not have a significant amount of higher-risk, trust structured mortgage-backed securities.  A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be impacted by subprime lending and direct investments in ABS CDOs, ABS and residential mortgage-backed securities (“RMBS”).  Mortgage-related ABS are backed by home equity loans and RMBS are backed by residential mortgages.  These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness:  prime, Alt-A and subprime.  Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles.  Alt-A lending is the origination of residential mortgage loans to customers who have prime credit profiles but lack documentation to substantiate income.  Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $8.6 billion and an unrealized loss of $1.1 billion, or 13%, as of March 31, 2009.  The unrealized loss was due primarily to deteriorating fundamentals and a general level of illiquidity in the market resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $388 million and represented 1% of our total investment portfolio as of March 31, 2009.  Investments rated A or above represented 73% of the subprime investments and $185 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  AFS securities represent $378 million, or 97%, of the subprime exposure and trading securities represent $10 million, or 3%, as of March 31, 2009.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of March 31, 2009
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,495	$897	$473	$-	$7,865
ABS home equity	-	-	228	378	606
Total by type (1)	$6,495	$897	$701	$378	$8,471

Rating
AAA	$6,472	$586	$241	$221	$7,520
AA	5	104	91	34	234
A	18	105	6	19	148
BBB	-	46	50	64	160
BB and below	-	56	313	40	409
Total by rating (1)(2)	$6,495	$897	$701	$378	$8,471

Origination Year
2004 and prior	$3,176	$330	$288	$195	$3,989
2005	912	185	185	129	1,411
2006	352	133	189	54	728
2007	1,397	249	39	-	1,685
2008	546	-	-	-	546
2009	112	-	-	-	112
Total by origination year (1)	$6,495	$897	$701	$378	$8,471

Total AFS securities					$49,554

Total by origination year as a percentage of total AFS securities					17.1%

(1)
Does not include the fair value of trading securities totaling $173 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $173 million in trading securities consisted of $148 million prime, $15 million Alt-A and $10 million subprime.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

	Amortized Cost as of March 31, 2009
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,147	$1,411	$775	$-	$8,333
ABS home equity	-	-	428	765	1,193
Total by type (1)	$6,147	$1,411	$1,203	$765	$9,526

Rating
AAA	$6,123	$783	$311	$349	$7,566
AA	6	190	128	73	397
A	17	207	13	37	274
BBB	-	90	88	140	318
BB and below	1	141	663	166	971
Total by rating (1)(2)	$6,147	$1,411	$1,203	$765	$9,526

Origination Year
2004 and prior	$3,021	$410	$387	$330	$4,148
2005	860	272	317	265	1,714
2006	333	256	400	170	1,159
2007	1,307	473	99	-	1,879
2008	517	-	-	-	517
2009	109	-	-	-	109
Total by origination year (1)	$6,147	$1,411	$1,203	$765	$9,526

Total AFS securities					$56,340

Total by origination year as a percentage of total AFS securities					16.9%

(1)
Does not include the amortized cost of trading securities totaling $203 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $203 million in trading securities consisted of $156 million prime, $28 million Alt-A and $19 million subprime.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

None of these investments include any direct investments in subprime lenders or mortgages.  We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in AFS securities backed by pools of consumer loan asset-backed securities (in millions):

	As of March 31, 2009
	Fair	Amortized
	Value	Cost
Rating
AAA	$108	$134
BBB	18	26
Total by rating (1)(2)(3)	$126	$160

Total AFS securities	$49,554	$56,340

Total by rating as a percentage of total
AFS securities	0.3%	0.3%

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 5.
(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

(3)
Does not include the fair value of trading securities totaling $2 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of credit card securities.

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of March 31, 2009
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,824	$2,371	$83	$146	$-	$-	$1,907	$2,517
CRE CDOs	-	-	-	-	26	57	26	57
Total by type (1)	$1,824	$2,371	$83	$146	$26	$57	$1,933	$2,574

Rating
AAA	$1,367	$1,536	$52	$68	$7	$15	$1,426	$1,619
AA	253	359	-	-	-	-	253	359
A	85	185	25	44	18	39	128	268
BBB	93	165	5	29	1	3	99	197
BB and below	26	126	1	5	-	-	27	131
Total by rating (1)(2)	$1,824	$2,371	$83	$146	$26	$57	$1,933	$2,574

Origination Year
2004 and prior	$1,320	$1,563	$70	$77	$13	$19	$1,403	$1,659
2005	251	369	12	61	7	15	270	445
2006	139	255	1	8	6	23	146	286
2007	114	184	-	-	-	-	114	184
Total by origination year(1)	$1,824	$2,371	$83	$146	$26	$57	$1,933	$2,574

Total AFS securities							$49,554	$56,340

Total by origination year as year as a percentage of total AFS securities							3.9%	4.6%

(1)
Does not include the fair value of trading securities totaling $78 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $78 million in trading securities consisted of $77 million commercial mortgage-backed securities and $1 million commercial real estate collateralized debt obligations.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch Ratings, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of March 31, 2009
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$266	$266	$1	$77	$190
ASSURED GUARANTY LTD	30	-	30	-	15	15
FGIC	-	96	96	1	40	57
FSA	-	68	68	1	11	58
MBIA	12	117	129	2	33	98
MGIC	12	7	19	-	8	11
PMI GROUP INC	27	-	27	-	15	12
RADIAN GROUP INC	19	-	19	-	10	9
XL CAPITAL LTD	72	72	144	1	37	108
Total by Monoline insurer (3)	$172	$626	$798	$6	$246	$558

Total AFS securities			$56,340	$1,001	$7,787	$49,554

Total by Monoline insurer as a percentage
of total AFS securities			1.4%	0.6%	3.2%	1.1%
(1)	Additional direct exposure through credit default swaps with a notional totaling $50 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 5.
(3)
Does not include the fair value of trading securities totaling $27 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $27 million in trading securities consisted of $8 million of direct exposure and $19 million of insured exposure.  This table also excludes insured exposure totaling $14 million for a guaranteed investment tax credit partnership.

Credit-Linked Notes

See “Credit-Linked Notes” section in Note 5.

Additional Details on our Unrealized Losses on AFS Securities

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of March 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
Non-captive diversified	$82	24.0%	$169	25.8%	$87	27.9%
CMOs	53	15.6%	118	18.1%	65	20.8%
ABS	21	6.2%	85	13.0%	64	20.5%
Property and casualty	34	10.0%	70	10.7%	36	11.5%
Gaming	13	3.8%	31	4.8%	18	5.8%
Media - non-cable	19	5.6%	29	4.4%	10	3.2%
Industrial-other	5	1.5%	10	1.5%	5	1.6%
Banking	18	5.3%	23	3.5%	5	1.6%
Building matierals	12	3.5%	16	2.5%	4	1.3%
Oil field services	1	0.3%	5	0.8%	4	1.3%
Automotive	13	3.8%	16	2.5%	3	1.0%
Entertainment	56	16.5%	59	9.0%	3	1.0%
CMBS	-	0.0%	3	0.5%	3	1.0%
Refining	3	0.9%	5	0.8%	2	0.6%
Retailers	-	0.0%	1	0.2%	1	0.3%
Financial-other	3	0.9%	4	0.6%	1	0.3%
Diversified manufacturing	1	0.3%	2	0.3%	1	0.3%
Media - cable	2	0.6%	2	0.3%	-	0.0%
REITs	3	0.9%	3	0.5%	-	0.0%
Chemicals	1	0.3%	1	0.2%	-	0.0%
Total securities subject to enhanced
analysis and monitoring	$340	100.0%	$652	100.0%	$312	100.0%

Total AFS securities	$49,554		$56,340		$7,787

Total securities subject to enhanced
analysis and monitoring as a
percentage of total AFS securities	0.7%		1.2%		4.0%

	As of December 31, 2008
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
Non-captive diversified	$83	30.6%	$140	31.4%	$57	32.4%
Automotive	34	12.6%	70	15.7%	36	20.5%
Gaming	10	3.7%	43	9.7%	33	18.8%
Property and casualty	27	10.0%	51	11.4%	24	13.5%
Non-captive consumer	10	3.7%	20	4.5%	10	5.7%
ABS	9	3.4%	16	3.7%	7	4.0%
Entertainment	56	20.8%	59	13.2%	3	1.7%
Refining	2	0.7%	5	1.1%	3	1.7%
CMBS	2	0.7%	4	0.9%	2	1.1%
Banking	23	8.5%	24	5.4%	1	0.6%
Retailers	1	0.4%	1	0.2%	-	0.0%
CMOs	6	2.2%	6	1.3%	-	0.0%
Media - non-cable	5	1.9%	5	1.1%	-	0.0%
Paper	1	0.4%	1	0.2%	-	0.0%
Pharmaceuticals	1	0.4%	1	0.2%	-	0.0%
Total securities subject to enhanced
analysis and monitoring	$270	100.0%	$446	100.0%	$176	100.0%

Total AFS securities	$49,223		$55,660		$7,464

Total securities subject to enhanced
analysis and monitoring as a
percentage of total AFS securities	0.5%		0.8%		2.4%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of March 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$3,383	11.9%	$4,801	13.3%	$1,418	18.3%
ABS	1,064	3.8%	2,392	6.6%	1,328	17.2%
CMOs	1,349	4.8%	2,130	5.9%	781	10.1%
CMBS	1,569	5.5%	2,190	6.1%	621	8.1%
Property and casualty insurers	781	2.8%	1,077	3.0%	296	3.8%
Electric	2,772	9.8%	3,037	8.4%	265	3.4%
Real estate investment trusts	684	2.4%	902	2.5%	218	2.8%
Pipelines	1,472	5.2%	1,667	4.6%	195	2.5%
Life	572	2.0%	739	2.0%	167	2.1%
Non-captive diversified	340	1.2%	494	1.4%	154	2.0%
Metals and mining	538	1.9%	685	1.9%	147	1.9%
Paper	398	1.4%	539	1.5%	141	1.8%
Financial - other	362	1.3%	478	1.3%	116	1.5%
Retailers	454	1.6%	568	1.6%	114	1.5%
Media - non-cable	734	2.6%	839	2.3%	105	1.3%
Building materials	441	1.6%	528	1.5%	87	1.1%
Diversified manufacturing	626	2.2%	711	2.0%	85	1.1%
Independent	488	1.7%	572	1.6%	85	1.1%
Non-captive consumer	171	0.6%	253	0.7%	81	1.0%
Food and beverage	1,009	3.6%	1,089	3.0%	80	1.0%
Distributors	663	2.3%	740	2.0%	78	1.0%
Integrated	473	1.7%	544	1.5%	70	0.9%
Gaming	227	0.8%	296	0.8%	69	0.9%
Owned no guarantee	236	0.8%	305	0.8%	69	0.9%
Transportation services	403	1.4%	469	1.3%	67	0.9%
Technology	495	1.7%	560	1.6%	65	0.8%
Wirelines	485	1.7%	544	1.5%	59	0.8%
Chemicals	401	1.4%	459	1.3%	58	0.7%
Oil field services	549	1.9%	606	1.7%	57	0.7%
Home construction	242	0.9%	296	0.8%	54	0.7%
Entertainment	531	1.9%	582	1.6%	51	0.7%
Wireless	148	0.5%	196	0.5%	48	0.6%
Refining	244	0.9%	290	0.8%	47	0.6%
Sovereigns	146	0.5%	193	0.5%	46	0.6%
Non-agency	98	0.3%	139	0.4%	41	0.5%
Automotive	131	0.5%	165	0.5%	34	0.4%
Industrial other	363	1.3%	394	1.1%	32	0.4%

	As of March 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
(Continued from Above)
Consumer products	357	1.3%	390	1.1%	33	0.4%
Brokerage	175	0.6%	206	0.6%	31	0.4%
Health insurance	349	1.2%	375	1.0%	27	0.3%
Airlines	60	0.2%	87	0.2%	26	0.3%
Lodging	88	0.3%	114	0.3%	26	0.3%
Railroads	230	0.8%	257	0.7%	26	0.3%
Healthcare	426	1.5%	451	1.2%	25	0.3%
Packaging	157	0.6%	183	0.5%	25	0.3%
Local authorities	58	0.2%	76	0.2%	18	0.2%
Construction machinery	190	0.7%	207	0.6%	17	0.2%
Media - cable	157	0.6%	174	0.5%	17	0.2%
Supermarkets	108	0.4%	119	0.3%	12	0.2%
Industries with unrealized losses
less than $10 million	943	3.2%	1,018	2.9%	75	0.9%
Total by industry	$28,340	100.0%	$36,126	100.0%	$7,787	100.0%

Total AFS securities	$49,554		$56,340		$7,787

Total by indsutry as a
percentage of total AFS
securities	57.2%		64.1%		100.0%

	As of December 31, 2008
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,198	4.0%	$2,380	6.4%	$1,182	15.7%
Banking	3,657	12.2%	4,714	12.5%	1,057	14.1%
CMOs	1,636	5.5%	2,411	6.3%	775	10.4%
CMBSs	1,632	5.5%	2,257	6.0%	625	8.4%
Electric	2,916	9.7%	3,242	8.7%	326	4.4%
Pipelines	1,501	5.0%	1,763	4.7%	262	3.5%
Real estate investment trusts	662	2.2%	918	2.5%	256	3.4%
Property and casualty insurers	746	2.5%	999	2.7%	253	3.4%
Metals and mining	604	2.0%	772	2.1%	168	2.3%
Life	585	2.0%	716	1.9%	131	1.8%
Paper	397	1.3%	528	1.4%	131	1.8%
Retailers	549	1.8%	678	1.8%	129	1.7%
Media - non-cable	750	2.5%	867	2.3%	117	1.6%
Food and beverage	1,205	4.0%	1,310	3.5%	105	1.4%
Gaming	205	0.7%	303	0.8%	98	1.3%
Diversified manufacturing	686	2.3%	774	2.1%	88	1.2%
Non-captive diversified	217	0.7%	304	0.8%	87	1.2%
Financial - other	395	1.3%	479	1.3%	84	1.1%
Building materials	467	1.6%	549	1.5%	82	1.1%
Owned no guarantee	208	0.7%	290	0.8%	82	1.1%
Home construction	227	0.8%	308	0.8%	81	1.1%
Independent	533	1.8%	615	1.6%	82	1.1%
Distributors	890	3.0%	971	2.6%	81	1.1%
Non-captive consumer	181	0.6%	253	0.7%	72	1.0%
Technology	511	1.7%	582	1.6%	71	1.0%
Automotive	174	0.6%	241	0.6%	67	0.9%
Integrated	424	1.4%	490	1.3%	66	0.9%
Transportation services	376	1.3%	442	1.2%	66	0.9%
Wirelines	566	1.9%	627	1.7%	61	0.8%
Refining	285	1.0%	340	0.9%	55	0.7%
Oil field services	550	1.8%	604	1.6%	54	0.7%
Wireless	225	0.8%	278	0.7%	53	0.7%
Chemicals	473	1.6%	522	1.4%	49	0.7%
Non-agency	94	0.3%	141	0.4%	47	0.6%
Healthcare	431	1.4%	477	1.3%	46	0.6%
Entertainment	487	1.6%	531	1.4%	44	0.6%
Sovereigns	146	0.5%	190	0.5%	44	0.6%

	As of December 31, 2008
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
(Continued from Above)
Health insurance	334	1.1%	376	1.0%	42	0.6%
Industrial other	368	1.2%	407	1.1%	39	0.5%
Brokerage	186	0.6%	223	0.6%	37	0.5%
Consumer products	434	1.4%	469	1.3%	35	0.5%
Airlines	72	0.2%	101	0.3%	29	0.4%
Lodging	85	0.3%	112	0.3%	27	0.4%
Packaging	161	0.5%	187	0.5%	26	0.3%
Railroads	232	0.8%	257	0.7%	25	0.3%
Local authorities	31	0.2%	45	0.1%	14	0.2%
Construction machinery	238	0.8%	250	0.7%	12	0.2%
Utility - other	87	0.3%	98	0.3%	11	0.1%
Government sponsored	15	0.0%	26	0.1%	11	0.1%
Media - cable	156	0.5%	167	0.4%	11	0.1%
Industries with unrealized losses
less than $10 million	747	2.5%	815	2.2%	68	0.9%
Total by industry	$29,935	100.0%	$37,399	100.0%	$7,464	100.0%

Total AFS securities	$49,223		$55,660		$7,464

Total by industry as a
percentage of total AFS
securities	60.8%		67.2%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on AFS fixed maturity securities below investment grade fixed maturity securities represented 23.1% and 12.8% of total gross unrealized losses on all AFS securities as of March 31, 2009, and December 31, 2008, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade securities to develop credit concerns.  The remaining 76.9% and 87.2% of the gross unrealized losses as of March 31, 2009, and December 31, 2008, respectively, relate to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2009.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of March 31, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	70% to 100%	$148	$161	$13
	40% to 70%	70	150	80
	Below 40%	57	211	154
Total < or = 90 days		275	522	247

>90 days but < or = 180 days	70% to 100%	115	123	8
	40% to 70%	13	20	7
	Below 40%	-	-	-
Total >90 days but < or = 180 days		128	143	15

>180 days but < or = 270 days	70% to 100%	273	317	44
	40% to 70%	53	90	37
	Below 40%	6	20	14
Total >180 days but < or = 270 days		332	427	95

>270 days but < or = 1 year	70% to 100%	369	438	69
	40% to 70%	152	257	105
	Below 40%	37	131	94
Total >270 days but < or = 1 year		558	826	268

>1 year	70% to 100%	664	799	135
	40% to 70%	441	804	363
	Below 40%	181	853	672
Total >1 year		1,286	2,456	1,170

Total below investment grade		$2,579	$4,374	$1,795

Total AFS securities		$49,554	$56,340	$7,787

Total below investment grade as a percentage
of total AFS securities		5.2%	7.8%	23.1%

	Ratio of	As of December 31, 2008
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	70% to 100%	$253	$268	$15
	40% to 70%	17	31	14
	Below 40%	1	5	4
Total < or = 90 days		271	304	33

>90 days but < or = 180 days	70% to 100%	291	336	45
	40% to 70%	41	66	25
	Below 40%	-	-	-
Total >90 days but < or = 180 days		332	402	70

>180 days but < or = 270 days	70% to 100%	311	349	38
	40% to 70%	83	140	57
	Below 40%	10	40	30
Total >180 days but < or = 270 days		404	529	125

>270 days but < or = 1 year	70% to 100%	116	143	27
	40% to 70%	35	66	31
	Below 40%	9	28	19
Total >270 days but < or = 1 year		160	237	77

>1 year	70% to 100%	501	606	105
	40% to 70%	339	604	265
	Below 40%	98	376	278
Total >1 year		938	1,586	648

Total below investment grade		$2,105	$3,058	$953

Total AFS securities		$49,223	$55,660	$7,464

Total below investment grade as a percentage
of total AFS securities		4.3%	5.5%	12.8%

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of March 31, 2009			As of March 31, 2009
	Amount	%		Amount	%
Property Type			State Exposure
Office building	$2,598	34%	CA	$1,600	21%
Industrial	1,981	26%	TX	643	8%
Retail	1,807	24%	MD	436	6%
Apartment	710	9%	FL	335	4%
Hotel/Motel	283	4%	TN	319	4%
Mixed use	134	2%	AZ	315	4%
Other commercial	103	1%	VA	309	4%
	$7,616	100%	NC	305	4%
			WA	294	4%
			IL	281	4%
Geographic Region			GA	248	3%
Pacific	$2,032	27%	PA	234	3%
South Atlantic	1,778	23%	NV	213	3%
East North Central	791	10%	OH	200	3%
Mountain	738	10%	IN	190	2%
West South Central	691	9%	MA	158	2%
Middle Atlantic	509	7%	MN	156	2%
East South Central	453	6%	NJ	145	2%
West North Central	410	5%	SC	134	2%
New England	214	3%	NY	130	2%
	$7,616	100%	Other states under 2%	971	13%
				$7,616	100%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions impact our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were two impaired mortgage loans as of March 31, 2009, or .03% of total mortgage loans, and no impaired mortgage loans as of December 31, 2008.  As of March 31, 2009, there were two commercial mortgage loans that were two or more payments delinquent and December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent.  The total principal and interest due on the mortgage loans as of March 31, 2009, was less than $1 million.  See Note 1 in our 2008 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, was as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
Retirement Solutions:
Annuities	$102	$89
Defined Contribution	60	72
Insurance Solutions:
Life Insurance	560	603
Group Protection	37	8
Other Operations	12	4
Total alternative investments	$771	$776

Loss derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Retirement Solutions:
Annuities	$(1)	$(1)	0%
Defined Contribution	-	(2)	100%
Insurance Solutions:
Life Insurance	(5)	(1)	NM
Group Protection	-	-	NM
Other Operations	-	(1)	100%
Total alternative investments (1)	$(6)	$(5)	-20%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The decline in our investment income on alternative investments presented in the table above was due to continued deterioration of the financial markets.  This weakness was concentrated primarily in our energy limited partnership holdings.

As of March 31, 2009, and December 31, 2008, alternative investments included investments in approximately 102 different partnerships.  The partnerships represent a broadly diversified portfolio of asset classes.  The investment strategy of the alternative investment portfolio is to provide incremental investment income compared to the traditional fixed-income and equity markets over a long term investment horizon.  In addition, the portfolio represents approximately 1.6% of our overall invested assets.  The portfolio is actively monitored to minimize the likelihood of material investment income losses.

The carrying value of our consolidated alternative investments by asset class (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2009	2008

Venture capital	$354	$341
Hedge funds	199	223
Real estate	113	110
Oil & gas	105	102
Total alternative investments	$771	$776

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

Our venture capital portfolio is mainly comprised of private equity investments in various leveraged buyout and venture capital limited partnerships, which in turn, invest in a well-diversified portfolio across various industry sectors, geographies, and investment stages.  The objective of making such investments is to achieve an excess long-term risk-adjusted return.

The hedge fund portfolio is broadly diversified and contains exposure to the strategies which we believe will have the best long-term risk-adjusted returns.

The real estate limited partnership portfolio tries to capture value-added returns in both equity and mezzanine positions in both traditional and specialized areas of the commercial and residential real estate markets including workforce housing.

Similar to our venture capital portfolio, we invest in various oil-and-gas limited partnerships that target a well diversified energy sector including exploration and production, storage and distribution (midstream), oil field services, and other energy-related services.

We account for our investments in limited partnerships (LPs) using the equity method to determine the GAAP carrying value.  The LPs where LNC is a participant generally report their assets at fair value.  Since the assets of the LPs are measured at fair value and the values of the LPs’ liabilities would generally approximate fair value according to the audited financial statements received from the partnerships, the GAAP carrying value on our consolidated balance sheet would approximate a fair value for our LP investments.

Non-Income Producing Investments

As of March 31, 2009, and December 31, 2008, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $19 million and $15 million, respectively.

Net Investment Income

Details underlying net investment income (loss) (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Net Investment Income
Fixed maturity AFS securities	$836	$857	-2%
Equity AFS securities	2	9	-78%
Trading securities	40	42	-5%
Mortgage loans on real estate	118	117	1%
Real estate	4	7	-43%
Standby real estate equity commitments	-	1	-100%
Policy loans	44	45	-2%
Invested cash	10	19	-47%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	1	6	-83%
Alternative investments (2)	(6)	(5)	-20%
Other investments	4	2	100%
Investment income	1,053	1,100	-4%
Investment expense	(26)	(35)	26%
Net investment income	$1,027	$1,065	-4%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2009	2008	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	5.85%	5.97%	(12)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.01%	0.03%	(2)
Alternative investments	-0.03%	-0.03%	-
Standby real estate equity commitments	0.00%	0.01%	(1)
Net investment income yield on invested assets	5.83%	5.98%	(15)

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Average invested assets at amortized cost	$70,421	$71,195	-1%

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

The decline in net investment income when comparing the first three months of 2009 to the same period in 2008 was attributable to our liquidity strategy of maintaining higher cash balances during the recent volatile markets which has reduced our portfolio yield and a decline in investment income on alternative investments.

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

As of March 31, 2009, and December 31, 2008, we had standby real estate equity commitments totaling $263 million and $267 million, respectively.  During the three months ended March 31, 2009, we funded commitments of $3 million and the fair value of the associated real estate is included on our Consolidated Balance Sheets.  We did not fund any commitments during the three months ended March 31, 2008.

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

The decline in prepayment and makewhole premiums when comparing the three months ended March 31, 2009 to 2008 was attributable primarily to the continued tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Fixed maturity AFS securities:
Gross gains	$55	$9	NM
Gross losses	(244)	(100)	NM
Equity AFS securities:
Gross gains	3	3	0%
Gross losses	(3)	-	NM
Gain on other investments	(2)	25	NM
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld
reinsurance liabilities	55	25	120%
Total realized loss on investments, excluding trading securities	(136)	(38)	NM
Loss on certain derivative instruments	(17)	(3)	NM
Total realized loss on investments and certain derivative instruments,
excluding trading securities	$(153)	$(41)	NM

Write-downs for OTTI included in realized loss on AFS securities above	$(170)	$(92)

-85
  %

Amortization expense of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized loss reflecting the incremental impact of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2009 and 2008, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to hold the security until its value recovers.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated fair value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Item 7.  Management’s Discussion and Analysis – Introduction – Critical Accounting Policies and Estimates” in our 2008 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTIs (in millions) that were recognized in earnings were as follows:

	For the Three
	Months Ended
	March 31,
	2009	2008	Change
Fixed Maturity Securities
Corporate bonds	$85	$90	-6%
MBS:
CMOs	81	1	NM
ABS:
CDOs	-	1	-100%
Hybrid and redeemable preferred stock	1	-	NM
Total fixed maturity securities	167	92	82%
Equity Securities
Other financial services securities	3	-	NM
Total equity securities	3	-	NM
Total OTTI losses on AFS	$170	$92	85%

When comparing the first three months of 2009 to 2008, the increase in write-downs for OTTIs on our AFS securities were attributable primarily to unfavorable changes in credit quality on certain corporate bond holdings within the Automotive and Gaming sectors, as well as deteriorating fundamentals within the housing market which affected select RMBS holdings.

The $170 million of impairments taken during the first three months of 2009 are split between $166 million of credit related impairments and $4 million on non-credit related impairments.  The credit related impairments are largely attributable to our Automotive and Gaming sector holdings, RMBS, and mortgage related ABS holdings that have suffered from continued deterioration in housing fundamentals.  The non-credit related impairments were incurred due to declines in values of securities for which we have an intent to sell.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of March 31, 2009, the reserves associated with these reinsurance arrangements totaled $1.1 billion.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in Item 1 reflect premiums, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of March 31, 2009, and December 31, 2008, the amounts recoverable from reinsurers were $8.0 billion and $8.5 billion, respectively.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $3.3 billion and $4.5 billion as of March 31, 2009, and December 31, 2008, respectively.  Swiss Re has funded a trust with a balance of $1.9 billion as of March 31, 2009, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liability for funds withheld and our asset for embedded derivatives included $1.2 billion and $63 million, respectively, as of March 31, 2009, related to the business sold to Swiss Re.

We sold a block of disability income business to Swiss Re as part of several indemnity reinsurance transactions executed in 2001, as discussed above.  On January 24, 2009, an award of rescission was declared related to an ongoing dispute between us and Swiss Re for this treaty, which requires us to be fully responsible for all claims incurred and liabilities supporting this block as if the reinsurance treaty never existed.  See Note 11 for a discussion of the affects of the rescission.

On March 31, 2009, we entered into a 55% coinsurance agreement whereby we ceded a closed block of business consisting of certain UL and VUL insurance products to a third party reinsurer.  See “Results of Insurance Solutions – Insurance Solutions – Life Insurance” and “Review of Consolidated Financial Condition” for more information.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities used net cash of $279 million for the first three months of 2009, and provided cash of $98 million for the first three months of 2008.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

The disruptions in the capital markets experienced in the second half of 2008 continued into 2009.  Although we currently continue to operate with adequate cash on the balance sheet and have access to alternate sources of liquidity, as discussed below in “Alternative Sources of Liquidity,” during this extraordinary market environment, management is continually monitoring and adjusting its liquidity and capital plans for LNC and its subsidiaries in light of changing needs and opportunities.  A continued extended disruption in the credit and capital markets could adversely affect LNC and its subsidiaries’ ability to access sources of liquidity, and there can be no assurance that additional financing will be available to us on favorable terms, or at all, in the current market environment.

Since the filing of our 2008 Form 10-K, Moody’s and Fitch both downgraded certain of our financial strength ratings and debt ratings.  On April 15, 2009, Moody’s downgraded our long-term credit rating to Baa2 (9th of 21) and also downgraded the financial strength ratings of LNL, LLANY and FPP to A2/A2/A2 (6th of 21), respectively.  All ratings are currently under review for possible downgrade, which indicates that our ratings could be affirmed or lowered in the near term based on developments in financial market conditions and/or our business performance or financial measures.  On April 16, 2009, Fitch downgraded our short-term debt ratings to F-2 (3rd of 7) and our long-term debt ratings to BBB (9th of 21) and also downgraded the financial strength ratings of LNL, LLANY and FPP to A+/A+/A+ (5th of 21), respectively.  Fitch’s outlook on all of our ratings remained negative.  In addition, on May 6, 2009, S&P revised its outlook for the holding company and insurance subsidiaries to negative from stable and affirmed all ratings.

We believe that the rating agencies may heighten the level of scrutiny that they apply to the U.S. life insurance sector, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2008 Form 10-K.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the
	Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008
Dividends from Subsidiaries
LNL	$-	$200	$400
First Penn-Pacific	-	-	50
Lincoln Financial Media (1)	-	658	659
Delaware Investments	3	15	51
Lincoln UK	-	-	24
Other	-	-	54
Loan Repayments and Interest from
Subsidiary
LNL interest on intercompany notes (2)	22	22	83
	$25	$895	$1,321
Other Cash Flow and Liquidity Items
Net capital received from stock option exercises	$-	$7	$15

(1)	For 2008, amount includes proceeds on the sale of certain discontinued media operations.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.

Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.  As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2008 Form 10-K, we may not consider the benefit from the permitted practice to the prescribed statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $550 million in 2009 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.  We anticipate that the dividend capacity of our insurance subsidiaries will be substantially constrained for the remainder of 2009.

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

Subsidiaries’ Statutory Reserving and Surplus

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  As mentioned earlier, more than 73% of our life sales consist of products containing secondary guarantees, which require reserving practices under AG38.  Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements.  LNC will guarantee that its wholly-owned subsidiary, which reinsures a portion of the XXX reserves, will maintain a minimum level of capital and surplus as required under the insurance laws of South Carolina, its state of domicile. The surplus maintenance agreement will remain in effect until such time that we securitize the reserves, transfer the business to an unrelated party, sell or dissolve the wholly-owned subsidiary or receive notification from the state insurance department permitting the rescission of the guarantee.

Included in the letters of credit (“LOCs”) issued as of March 31, 2009, reported in the revolving credit facilities table in “Financing Activities,” was approximately $1.5 billion of LOCs supporting the reinsurance obligations of LNBAR on UL business with secondary guarantees.  Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs.  LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products.

We are continuing to pursue capital management strategies related to our AG38 reserves involving reinsurance and securitizations.  As mentioned above in “Reinsurance,” we entered into a coinsurance agreement on March 31, 2009.  The transaction resulted in the release of approximately $240 million of statutory capital previously supporting a closed block of business of certain UL and VUL insurance products and an RBC benefit of approximately 20 percentage points in 2009.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2008 Form 10-K for further information on XXX reserves.  In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries.  There are no outstanding LOCs related to this business.

In September of 2008, the NAIC adopted a new statutory reserving standard, VACARVM, which will be effective as of December 31, 2009.  We are currently in the process of evaluating the impact of adopting VACARVM.  This reserving requirement will replace current statutory reserving practices for variable annuities with guaranteed benefits and has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us.  The actual impact of the adoption will be dependent upon several factors including account values and market conditions that exist as December 31, 2009, the value of derivative and other assets supporting reserves whose change in value may be uncorrelated with the new reserving requirements, and the use of captive or third-party reinsurance.  We are analyzing the current use of existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and hedging strategies relative to managing the negative impact on the level and volatility of statutory capital and dividend capacity in our life insurance subsidiaries.  Depending on market conditions, reinsurance solutions and hedging strategies, additional statutory reserves could lead to lower RBC ratios and potentially reduce future dividend capacity of our insurance subsidiaries.

As a result of the unfavorable impacts from equity markets in the first quarter of 2009, we recognized higher reserves under Commissioners Annuity Reserve Valuation Method (“CARVM”) for our annuity products and higher reserves for GDB riders, which are only partially reinsured.  CARVM is the current statutory actuarial method used for determining reserves for the base annuity contract.  The impact of these items reduced the statutory surplus of LNL by approximately $75 million in the first quarter of 2009.  We estimate that an S&P level of 700, a 12.5% drop from the March 31, 2009, level, would require an increase in statutory reserves, and thereby, further reduce statutory surplus of LNL by $80 million to $100 million at the end of the second quarter of 2009, related primarily to CARVM.  As a result, we estimate that LNL’s estimated RBC ratio at the end of June 30, 2009, would be reduced by approximately 10 percentage points.  The estimated potential increase to statutory reserves is based on the current statutory reserve formulas and does not take into account the reserve and asset adequacy analysis performed by our actuaries on an annual basis to determine appropriateness of the reserves at year end.  This analysis incorporates the adequacy of assets in LNBAR, our captive reinsurance company, supporting the liabilities that it assumes from LNL.  The outcome of this analysis may result in an additional reserve increase and could further reduce the RBC ratio.

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline.  The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance.  Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force and therefore result in non-linear relationships with respect to the level of equity market performance within any reporting period.  The RBC ratio is also affected by the product mix of the in-force book of business (i.e. the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  The market value of our separate account assets increased in the first quarter of 2009, resulting in an $18 million increase in statutory surplus.  The separate accounts include the impact of our variable annuities and also our credit-linked notes.  However, our separate account assets remained less than the guaranteed liabilities that they support as of March 31, 2009.  Future declines in the market values of our separate account assets could cause future reductions in the surplus of LNL, which may impact its RBC ratio and dividend capacity.

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
RBC requirements in the U.K. are different than the NAIC requirements.  In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries.  Lincoln UK typically maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin.  As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the U.K. insurance subsidiaries and cash flow to the holding company.  Adverse market conditions resulted in a significant increase in corporate bond spreads, and combined with the restrictions imposed by the U.K. statutory valuation basis, surplus capital levels were insufficient to support a dividend payment to the holding company in the first quarter of 2009.

Financing Activities

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to maintain ratings and increase liquidity, as well as fund internal growth, acquisitions and the retirement of our debt and equity securities.

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, depository shares and trust preferred securities of our affiliated trusts.

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2009
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$315	$-	$-	$-	$371	$686
Current maturities of long-term debt	500	-		-	250	750
Total short-term debt	$815	$-	$-	$-	$621	$1,436

Long-Term Debt
Senior notes	$2,555	$-	$-	$(50)	$(250)	$2,255
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,571	-	(87)	-	1	1,485
Total long-term debt	$4,731	$-	$(87)	$(50)	$(249)	$4,345

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On April 6, 2009, we funded the maturity of a $500 million floating rate senior note, and we have reduced our commercial paper outstanding since March 31, 2009, to $210 million as of May 7, 2009 through dividends received during the second quarter of 2009 from LNL and LNBAR and internal borrowings.  In addition, as of March 31, 2009, the holding company had $1.1 billion in cash and cash equivalents.  Borrowings that are scheduled to mature within two years include a $250 million floating rate senior note due on March 13, 2010, and a $250 million 6.2% fixed rate senior note due on December 15, 2011.  If the current difficult conditions continue and external refinancing is not available, we expect to use internal borrowings to meet the maturities.  In addition, as presented below, we also have available lines of credit that we may access.  The specific resources or combination of resources that we will use will depend upon, among other things, the financial market conditions present at the time of maturity.

In March of 2009, we early extinguished $87 million of principal on our capital securities and recognized a gain of $64 million, pre-tax.  See Note 10 for additional information on the gain recognized on the early extinguishment of debt.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of March 31, 2009
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Revolving Credit Facilities
Credit facility with the FHLBI (1)	Not Applicable	$378	$250
Five-year revolving credit facility	March 2011	1,750	-
Five-year revolving credit facility	February 2011	1,350	-
Total		$3,478	$250

Letters of credit issued			$2,095

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

Under the credit agreements, we must maintain a minimum consolidated net worth level.  In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  As of March 31, 2009, we were in compliance with all such covenants.  All of our credit agreements are unsecured.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3.  As noted in “Sources of Liquidity and Cash Flow” above, our long-term debt currently holds a rating of BBB/Baa2.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2008 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2008 Form 10-K and “Sources of Liquidity and Cash Flow” above for additional information on our current bond ratings.

In the third quarter of 2008, LNL made an investment of $19 million in the FHLBI, a AAA-rated entity.  We are allowed to borrow up to 20 times the amount of our common stock investment in FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  On December 4, 2008, the LNC and LNL Boards of Directors approved an additional common stock investment of $56 million, which would increase our total borrowing capacity up to $1.5 billion.  As of March 31, 2009, based on our common stock investment, we had borrowing capacity of up to approximately $378 million from FHLBI.  We also had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010.

Management is monitoring the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and shareholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  If we determine that one of the following triggers exists as of the 30th day prior to an interest payment date (“determination date”), then the ACSM would apply:

1.	LNL’s RBC ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or

2.
(i) the sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative, and (ii) our consolidated shareholders’ equity (excluding accumulated other comprehensive income and any increase in shareholders’ equity resulting from the issuance of preferred stock during a quarter) (“adjusted shareholders’ equity”) as of (x) the most recently completed quarter and (y) the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is ten fiscal quarters prior to the last completed quarter (the “benchmark quarter”).

The ACSM would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants on our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient common shares or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.

As a result of our consolidated net loss of $579 million for the three months ended March 31, 2009, we had a trailing four quarter consolidated net loss of $811 million.  Accordingly, we have triggered test 2(i) looking forward to the quarter ending September 30, 2009.  Also, looking forward to the quarter ending September 30, 2009, we have triggered test 2(ii)(y) above as our adjusted shareholders’ equity as of March 31, 2009, as compared to the benchmark quarter (March 31, 2007) has declined by 10% or more.  If our adjusted shareholders’ equity as of September 30, 2009, increases by less than $29 million or further declines, then we would also trigger test 2(ii)(x) above, which would trigger the ACSM for at least our interest payments due on November 17, 2009, and January 20, 2010, of approximately $33 million.

For more information, see “Part I – Item 1A. Risk Factors – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and shareholders’ equity levels” and Note 13 in our 2008 Form 10-K.

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

The holding company had an average borrowing balance of $423 million from the cash management program during the first quarter of 2009.  The holding company had a maximum and minimum amount of financing that is used from the cash management program during this period of $603 million and $250 million, respectively.  The balance as of March 31, 2009, was $392 million.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2009, our insurance subsidiaries had securities with a carrying value of $311 million out on loan under the securities lending program and $460 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

LNC has a $1.0 billion commercial paper program that is rated A-2, P-2 and F2.  We believe that a further downgrade of our short-term debt ratings will make it more expensive to sell additional commercial paper, and it may make it more likely that we will have to utilize other sources of liquidity, including our credit facilities, for liquidity purposes.  The commercial paper program is backed by a bank line of credit.  During the first quarter of 2009, LNC had an average of $532 million in commercial paper outstanding with a maximum amount of $776 million outstanding at any time.  LNC had $686 million of commercial paper outstanding as of March 31, 2009.

Included in the $686 million of commercial paper outstanding as of March 31, 2009, was $375 million that was issued under the Commercial Paper Funding Facility (“CPFF”) program.  We are not currently eligible to issue new commercial paper under the CPFF.  As of May 8, 2009, we had $70 million of commercial paper remaining under the CPFF, which is scheduled to mature in May of 2009.

On January 8, 2009, the Office of Thrift Supervision approved LNC’s application to become a savings and loan holding company and its acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana.  LNC contributed $10 million to the capital of Newton County Loan & Savings, FSB, and closed on the purchase on January 15, 2009.  LNC also previously filed an application to participate in the CPP.  LNC’s application to participate in the CPP is subject to approval from the U.S. Treasury.  Accordingly, there can be no assurance that our application will be approved or that we will participate in the CPP if approved.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

Divestitures

For a discussion of our divestitures, see Note 3.

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

	For the Three			For the
	Months Ended			Year Ended
	March 31,			December 31,
	2009	2008	Change	2008
Dividends to stockholders	$54	$110	-51%	$429
Repurchase of common stock	-	286	-100%	476
Total cash returned to stockholders	$54	$396	-86%	$905
Number of shares repurchased	-	5.450	-100%	9.091
Average price per share	$-	$52.42	-100%	$52.31

Note:  Average price per share is calculated using whole dollars instead of dollars rounded to millions.

On February 24, 2009, the Board of Directors approved a reduction of the dividend on our common stock from $0.21 to $0.01 per share, which, along with a prior reduction, is expected to add approximately $100 million to capital each quarter.  Additionally, we have suspended stock repurchase activity.  We expect that both of these changes will favorably impact our capital position prospectively in light of the recent market volatility and extraordinary events and developments affecting financial markets.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to otherwise forward funds to it through inter-company borrowing arrangements, which may be impacted by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We expect to be able to meet the holding company’s ongoing cash needs with a combination of commercial paper as available and our inter-company cash management program.  We also have access to $1.0 billion in bank credit lines, as noted above, none of which are currently drawn.  We are continuing to explore our options with regard to managing our liquidity and capital positions and expect that the available holding company borrowing sources combined with the previously mentioned dividend reductions, suspension of share repurchases and enterprise-wide restructuring program that is expected to generate $250 million, pre-tax, in annual savings will satisfy reduced holding company cash requirements for the foreseeable future.  In addition, we are exploring our options with regard to protecting and building capital at the insurance company subsidiaries.  Note, a continuation of or an acceleration of poor capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

Recent Accounting Pronouncements

See Note 2 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate, foreign currency exchange, equity market, default, basis and credit.  The exposure of financial instruments to market risks, and the related risk management process, are most important to our Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements and Supplementary Data,” as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Derivatives Hedging Equity Market Risk

Impact of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates” in Item 2 above and in Item 7 of our 2008 Form 10-K, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.  The following table presents our estimate of the after-tax, after-DAC, impact on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the S&P 500 were to remain at 800 from March 31, 2009, through the remainder of 2009 or dropped to 700 immediately after March 31, 2009, and remain at that level through the remainder of 2009, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 700 (2)	at 800 (2)
Segment
Retirement Solutions - Annuities (1)	$(32)	$(10)
Retirement Solutions - Defined Contribution (1)	(8)	(4)
Investment Management	(6)	-

(1)
If the level of the S&P 500 index dropped to 700 immediately after March 31, 2009, and remained at that level in subsequent periods we project that we would have a RTM prospective unlocking of approximately $255 million to $315 million, after-tax, for Retirement Solutions around mid-2010.  If the level of the S&P 500 index remained at the March 31, 2009, level of approximately 800 in subsequent periods we project that we would have a RTM prospective unlocking of approximately $200 million to $240 million, after-tax, for Retirement Solutions late in 2011.

(2)
The baseline for these impacts assumes 2.25% growth per quarter beginning with the first quarter of 2009 earnings, when excluding the impacts of retrospective unlocking and federal tax return true-ups.  The baseline is then compared to scenarios of S&P 500 at 700 and 800, which assume the index stays at those levels for the remainder of 2009.  The difference between the baseline and S&P 500 at 700 and 800 scenarios is presented in the table.

The impact on earnings summarized above is an expected effect for the remainder of 2009.  The effect of quarterly equity market changes upon fee revenues and asset-based expenses will not be fully recognized in the current quarter because fee revenues are earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end of period variable account values impacts fee revenues in subsequent periods.  Additionally, the impact on earnings may not necessarily be symmetrical with comparable increases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Credit-Related Derivatives

We use credit-related derivatives to minimize our exposure to credit-related events and we also sell credit default swaps to offer credit protection to our contract holders.  Credit default swaps are derivatives that can be used by companies to hedge against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows an investor to put the bond back to the counterparty at par upon a credit event by the bond issuer.  A credit event can include, among other items, bankruptcy, failure to pay or obligation acceleration.  We can use various credit-related derivatives to minimize exposure to various credit-related risks.  As of March 31, 2009, and December 31, 2008, we had no purchased credit default swaps outstanding.  On a limited basis we also sell credit default swaps to offer credit protection to investors through trades that replicate the purchase of a fixed maturity security.  When credit protection is sold, it is typically to replicate the purchase of a bond, similar to other investing activities.  As of March 31, 2009, and December 31, 2008, we had credit default swaps with a notional amount of $164 million and $149 million, which expire in 2010 through 2017.

Credit Risk

Through the use of derivative instruments, we are exposed to both credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls).  When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative.  When the fair value of a derivative contract is negative, this generally indicates we owe the counterparty and therefore we have no credit risk, but have been affected by market risk.  We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty, and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits.  We also maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or to us.

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of March 31, 2009, and December 31, 2008, our counterparty risk exposure, net of collateral, was $448 million and $562 million, respectively.  Of this exposure, $163 million and $145 million, respectively was related to our program to hedge our variable annuity guaranteed benefits.  We have exposure to 18 counterparties, with a maximum exposure of $182 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of LNC counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

As of March 31, 2009, and December 31, 2008, our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2009	2008
Rating
AAA	$5	$20
AA	290	333
A	153	209
Total	$448	$562

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in “Part I – Item 3.  Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.  Risk Factors

The risk factor set forth below updates those set forth in our Form 10-K for the year ended December 31, 2008.  You should carefully consider the risks described below before investing in our securities.  The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.  In that case, the value of our securities could decline substantially.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

We are a holding company, and we have no direct operations.  Our principal assets are the capital stock of our insurance subsidiaries.

At the holding company level, sources of liquidity in normal markets include a variety of short-term and long-term instruments, including credit facilities, commercial paper and medium-term and long-term debt.  However, our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, The Lincoln National Life Insurance Company, may pay dividends to us without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation.  The current Indiana statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.

In addition, payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of their respective jurisdictions requiring that our insurance subsidiaries hold a specified amount of minimum reserves in order to meet future obligations on their outstanding policies.  These regulations specify that the minimum reserves shall be calculated to be sufficient to meet future obligations, giving consideration for required future premiums to be received, are based on certain specified mortality and morbidity tables, interest rates and methods of valuation, which are subject to change.  In order to meet their claims-paying obligations, our insurance subsidiaries regularly monitor their reserves to ensure we hold sufficient amounts to cover actual or expected contract and claims payments.  At times, we may determine that reserves in excess of the minimum may be needed to ensure sufficiency.

Changes in these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.  For example, in September of 2008, the National Association of Insurance Commissioners adopted a new statutory reserving method known as Commissioners Annuity Reserve Valuation Method for Variable Annuities (“VACARVM”), which will be effective as of December 31, 2009.  VACARVM has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us.  Requiring our insurance subsidiaries to hold additional reserves will constrain their ability to pay dividends to the holding company.

Assets in the investment general accounts of our insurance subsidiaries support their reserve liabilities.  As of March 31, 2009, 74.6% of investment general account assets are AFS fixed maturity (delete “income” from sentence) securities of various holdings, types and maturities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Beginning in 2008 and continuing into 2009, the capital and credit markets have experienced an unusually high degree of volatility.  As a result, the market for fixed income securities has experienced illiquidity, increased price volatility, credit downgrade events and increased expected probability of default.  Securities that are less liquid are more difficult to value and may be hard to sell, if desired.  These market disruptions have led to increased impairments of securities in the general accounts of our insurance subsidiaries, thereby reducing contract holders’ surplus.

The earnings of our insurance subsidiaries also impact contract holders’ surplus.  Principal sources of earnings are insurance premiums and fees, annuity considerations, investment advisory fees, and income from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.  Recent economic conditions have resulted in lower earnings in our insurance subsidiaries.  Lower earnings constrain the growth in the insurance subsidiaries’ capital, and therefore, the payment of dividends and advances or repayment of funds to us.

In addition, the amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.  Notwithstanding the foregoing, we believe that our insurance subsidiaries have sufficient liquidity to meet their policy holder obligations and maintain their operations.

The result of the difficult economic and market conditions in reducing the contract holders’ surplus of our insurance subsidiaries has affected our ability to pay shareholder dividends and to engage in share repurchases.  We have taken actions to reduce the holding company’s liquidity needs, including reducing our quarterly common dividend to $0.01 per share and retiring long-term debt and outstanding commercial paper in order to reduce our short-term borrowing needs.  Notwithstanding that the contract holders’ surplus of our insurance subsidiaries may limit the amount of dividends and funds they can transfer to the holding company, we believe that the holding company’s ongoing cash needs will continued to be met with a combination of commercial paper as available and a contractual inter-company borrowing facility of up to $1 billion as well as access, if necessary, to $1 billion in bank credit lines, none of which are currently drawn.  However, a further downgrade of our short-term credit ratings by Standard & Poor’s, Moody’s or Fitch may limit our ability to access the commercial paper market and cause us to lean more heavily on our inter-company borrowing facility and to access our bank credit lines.  In the event that current resources do not satisfy our current needs, we may have to seek additional financing, which may not be available or only available with unfavorable terms and conditions.  For a further discussion of liquidity, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2009 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
1/1/09 - 1/31/09	-	$-	-	$1,204

2/1/09 - 2/28/09	64	9.08	-	1,204

3/1/09 - 3/31/09	158 (1)	5.62	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 222 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended March 31, 2009, there were no shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of March 31, 2009, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 12 are not included in our security repurchase.

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
Douglas N. Miller Vice President and Chief Accounting Officer
Date: May 8, 2009

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2009

4.1
Senior Indenture, dated March 10, 2009, between LNC and the Bank of New York Mellon incorporated by reference to
Exhibit 4.1 to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.2
Junior Subordinated Indenture, dated March 10, 2009, between LNC and the Bank of New York Mellon incorporated by reference to Exhibit 4.3 to LNC’s Form S-3ASR (File No.333-157822) filed with the SEC on March 10, 2009.

10.1	2009 Severance Plan for Officers of Lincoln National Corporation incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 19, 2009.
10.2	2009 Executive Compensation Matters dated March 30, 2009 is filed herewith.
12.1	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1