Form 10-Q
period 2009-06-30
LINCOLN NATIONAL CORP
filed 2009-08-07
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-6028

______________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

______________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(484) 583-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

______________________

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

As of August 3, 2009, there were 302,093,890 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2009 - $58,567; 2008 - $54,381)	$55,050	$48,141
Equity (cost: 2009 - $400; 2008 - $428)	236	254
Trading securities	2,317	2,333
Mortgage loans on real estate	7,468	7,715
Real estate	159	125
Policy loans	2,897	2,921
Derivative investments	1,234	3,397
Other investments	1,187	1,624
Total investments	70,548	66,510
Cash and invested cash	2,539	5,754
Deferred acquisition costs and value of business acquired	10,456	11,402
Premiums and fees receivable	429	481
Accrued investment income	881	814
Reinsurance recoverables	7,729	8,396
Reinsurance related derivative assets	46	31
Goodwill	3,344	3,944
Other assets	9,982	10,149
Separate account assets	61,091	55,655
Total assets	$167,045	$163,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$16,128	$18,431
Other contract holder funds	62,427	60,570
Short-term debt	455	815
Long-term debt	4,775	4,731
Funds withheld reinsurance liabilities	1,222	2,042
Deferred gain on business sold through reinsurance	529	619
Payables for collateral under securities loaned and derivatives	1,712	3,706
Other liabilities	9,631	8,590
Separate account liabilities	61,091	55,655
Total liabilities	157,970	155,159

Contingencies and Commitments (See Note 11)

Stockholders' Equity
Series A preferred stock - 10,000,000 shares authorized	-	-
Common stock - 800,000,000 shares authorized; 302,093,017 and 255,869,859 shares
issued and outstanding as of June 30, 2009, and December 31, 2008, respectively	7,681	7,035
Retained earnings	3,101	3,745
Accumulated other comprehensive loss	(1,707)	(2,803)
Total stockholders' equity	9,075	7,977
Total liabilities and stockholders' equity	$167,045	$163,136

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues
Insurance premiums	$542	$503	$1,050	$993
Insurance fees	689	792	1,393	1,560
Investment advisory fees	48	76	92	152
Net investment income	971	1,057	1,984	2,102
Realized loss:
Total other-than-temporary impairment losses on securities	(221)	(100)	(431)	(158)
Portion of loss recognized in other comprehensive income	103	-	192	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(118)	(100)	(239)	(158)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(323)	-	(392)	23
Total realized loss	(441)	(100)	(631)	(135)
Amortization of deferred gain on business sold through reinsurance	18	19	37	38
Other revenues and fees	125	146	227	291
Total revenues	1,952	2,493	4,152	5,001
Benefits and Expenses
Interest credited	599	613	1,226	1,224
Benefits	583	655	1,504	1,304
Underwriting, acquisition, insurance and other expenses	752	805	1,458	1,577
Interest and debt expense	61	65	61	140
Impairment of intangibles	(1)	175	602	175
Total benefits and expenses	1,994	2,313	4,851	4,420
Income (loss) from continuing operations before taxes	(42)	180	(699)	581
Federal income tax expense (benefit)	(41)	68	(114)	187
Income (loss) from continuing operations	(1)	112	(585)	394
Income (loss) from discontinued operations, net of federal
income taxes	(160)	13	(155)	20
Net income (loss)	$(161)	$125	$(740)	$414

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$-	$0.43	$(2.27)	$1.51
Income (loss) from discontinued operations	(0.62)	0.05	(0.60)	0.08
Net income (loss)	$(0.62)	$0.48	$(2.87)	$1.59

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$-	$0.43	$(2.27)	$1.50
Income (loss) from discontinued operations	(0.62)	0.05	(0.60)	0.08
Net income (loss)	$(0.62)	$0.48	$(2.87)	$1.58

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2009	2008
	(Unaudited)
Common Stock
Balance as of beginning-of-year	$7,035	$7,200
Issuance of common stock	652	-
Stock compensation/issued for benefit plans	(9)	41
Deferred compensation payable in stock	3	3
Retirement of common stock/cancellation of shares	-	(221)
Balance as of end-of-period	7,681	7,023

Retained Earnings
Balance as of beginning-of-year	3,745	4,293
Cumulative effect of adoption of EITF 06-10	-	(4)
Cumulative effect of adoption of FSP 115-2	102	-
Comprehensive income (loss)	458	(619)
Less other comprehensive income (loss), net of tax	1,198	(1,033)
Net income (loss)	(740)	414
Retirement of common stock	-	(205)
Dividends declared: Common (2009 - $0.02; 2008 - $0.83)	(6)	(215)
Balance as of end-of-period	3,101	4,283
Net Unrealized Loss on Available-for-Sale Securities
Balance as of beginning-of-year	(2,654)	86
Cumulative effect of adoption of FSP 115-2	(84)	-
Change during the period	1,289	(1,025)
Balance as of end-of-period	(1,449)	(939)
Unrealized Other-Than-Temporary Impairment on Available-for-Sale Securities
Balance as of beginning-of-year	-	-
Cumulative effect of adoption of FSP 115-2	(18)	-
Change during the period	(100)	-
Balance as of end-of-period	(118)	-
Net Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	127	53
Change during the period	(73)	(12)
Balance as of end-of-period	54	41
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	6	175
Change during the period	86	2
Balance as of end-of-period	92	177
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	(282)	(89)
Change during the period	(4)	2
Balance as of end-of-period	(286)	(87)
Total stockholders' equity as of end-of-period	$9,075	$10,498

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Six
	Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities	(Unaudited)
Net income (loss)	$(740)	$414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front end loads deferrals and interest, net of amortization	(160)	(454)
Trading securities purchases, sales and maturities, net	35	96
Change in premiums and fees receivable	129	71
Change in accrued investment income	(67)	(33)
Change in future contract benefits	(462)	291
Change in other contract holder funds	213	183
Change in funds withheld reinsurance liability and reinsurance recoverables	89	(31)
Change in federal income tax accruals	110	(230)
Realized loss	631	135
Loss on disposal of discontinued operations	237	12
Impairment of intangibles	602	175
Amortization of deferred gain on business sold through reinsurance	(37)	(38)
Stock-based compensation expense	14	19
Other	(147)	(159)
Net cash provided by operating activities	447	451
Cash Flows from Investing Activities
Purchases of available-for-sale securities	(7,661)	(3,615)
Sales of available-for-sale securities	2,078	1,014
Maturities of available-for-sale securities	1,619	1,924
Purchases of other investments	(2,564)	(1,213)
Sales or maturities of other investments	2,942	914
Increase (decrease) in payables for collateral under securities loaned and derivatives	(1,994)	355
Proceeds from sale of subsidiaries/businesses and disposal of discontinued operations	4	644
Other	(28)	(53)
Net cash used in investing activities	(5,604)	(30)
Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(522)	(100)
Issuance of long-term debt	495	-
Decrease in commercial paper, net	(112)	(65)
Deposits of fixed account values, including the fixed portion of variable	5,795	4,913
Withdrawals of fixed account values, including the fixed portion of variable	(3,285)	(2,787)
Transfers to and from separate accounts, net	(1,028)	(1,233)
Payment of funding agreements	-	(300)
Issuance of common stock	652	-
Common stock issued for benefit plans and excess tax benefits	(20)	25
Repurchase of common stock	-	(401)
Dividends paid to stockholders	(56)	(217)
Net cash provided by (used in) financing activities	1,919	(165)
Net increase (decrease) in cash and invested cash, including discontinued operations	(3,238)	256
Cash and invested cash, including discontinued operations, as of beginning-of-year	5,926	1,665
Cash and invested cash, including discontinued operations, as of end-of-period	$2,688	$1,921

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance and investment management businesses through five business segments, see Note 17.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life (“UL”) insurance, variable universal life (“VUL”) insurance, term life insurance, mutual funds and managed accounts.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.  All material intercompany accounts and transactions have been eliminated in consolidation.

We have evaluated our subsequent events through the time of filing this Form 10-Q with the SEC, on August 7, 2009.  For details of our subsequent events see Note 19.

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

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which amends and expands the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities.  For a more detailed description of the new disclosure requirements, see Note 2 of our 2008 Form 10-K.  The amended and expanded disclosure requirements apply to all derivative instruments within the scope of SFAS 133, nonderivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  We adopted SFAS 161 effective January 1, 2009, and have prospectively included the enhanced disclosures related to derivative instruments and hedging activities in our financial statements in Note 6.

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

If management does not intend to sell the debt security and it is not more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred.  In this instance, FSP 115-2 requires the bifurcation of the total OTTI into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) and recognized as a separate component in other comprehensive income (loss) (“OCI”).  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, FSP 115-2 expands and increases the frequency of existing disclosures about OTTIs for debt and equity securities regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

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

The impact to the three and six months ended June 30, 2009 for the adoption of FSP 115-2 to basic and diluted per share amounts was an increase of $0.40 and $0.74 per share, respectively.

In addition, we have enhanced our financial statement presentation as required under FSP 115-2, to separately present the OTTI recognized in accumulated OCI on the face of our Consolidated Statements of Stockholders’ Equity and present the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated OCI, on the face of our Consolidated Statements of Income (Loss).  The enhanced financial statement disclosures required under FSP 115-2 are included in Note 5.

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

FSP No. FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which extends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements.  FSP 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the method(s) and significant assumptions from prior periods. We adopted FSP 107-1 as of June 30, 2009 and have included the enhanced disclosures related to the fair value of financial instruments in our financial statements and in Note 16.

SFAS No. 165 – Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165”), which establishes standards of accounting for the disclosure of events that take place after the balance sheet date, but before the financial statements are issued.  SFAS 165 requires the recognition in the financial statements of the effect of all subsequent events that provide information about conditions that existed as of the balance sheet date.  For those events that did not exist as of the balance sheet date, but arose after the balance sheet date and before the financial statements are issued, recognition is not required, but depending on the nature of the unrecognized subsequent event, disclosure of the event may be required in order to keep the financial statements from being misleading.  SFAS 165 requires disclosure in the financial statements of the date through which subsequent events have been evaluated.  We adopted the provisions of SFAS 165, prospectively, as of the interim reporting period ending June 30, 2009 and have include the enhanced disclosures in Note 1 and Note 19.  The adoption of SFAS 165 did not have a material impact on our consolidated financial condition or results of operations.

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

SFAS No. 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”), which, among other things, eliminates the concept of a qualifying special-purpose entity and removes the scope exception for a qualifying special-purposes entity (“SPE”) from the consolidation guidance in FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46(R)”)  As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor.  In addition, SFAS 166 amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline.  SFAS 166 is effective as of the beginning of the annual reporting period that begins after November 15, 2009.  The recognition and measurement provisions of SFAS 166 will be applied to transfers that occur on or after the effective date, and all qualifying SPEs that exist on an after the effective date must be evaluated for consolidation.  We will adopt the provisions of SFAS 166 effective January 1, 2010 and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

SFAS No. 167 – Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance related to variable interest entities (“VIE”) in FIN 46(R) to require entities to perform an analysis of their variable interests to determine if a controlling financial interest exists in the VIE.  SFAS 167 eliminates the quantitative analysis currently used in FIN 46(R) to determine the primary beneficiary, and introduces a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE, and absorb losses or receive returns that could potentially be significant to the VIE.  In addition, SFAS 167 will require an ongoing reassessment of the primary beneficiary of the VIE, which may impact the entity required to consolidate the VIE.  SFAS 167 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires that on the effective date all VIEs in which an entity has a variable interest be reconsidered for consolidation based on the amended guidance in SFAS 167.  We will adopt the provisions of SFAS 167 effective January 1, 2010 and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

SFAS No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162” (“SFAS 168”), which will become the single source of authoritative GAAP recognized by the FASB.  SFAS 168 does not change current GAAP, but on the effective date, the FASB Accounting Standards CodificationTM (“Codification”) will supersede all then existing non-SEC accounting and reporting standards.  Once the Codification is in effect all of its contents will carry the same level of authority.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  We will adopt SFAS 168 as of September 30, 2009 and will revise our referencing of GAAP accounting standards in our financial statements to reflect the new Codification.

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

Dispositions

Discontinued U.K. Operations

On June 15, 2009, we entered into a share purchase agreement (“SPA”) with SLF of Canada UK Limited (“SLF”) and Sun Life Assurance Company of Canada (“Sun Life”), as the guarantor, pursuant to which we agreed to sell to SLF all of the outstanding capital stock of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which is focused primarily on providing life and retirement income products in the United Kingdom.

Accordingly, the assets and liabilities of this business have been reclassified as held-for-sale for all periods presented and are reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
Assets
Investments	$978	$831
Cash and invested cash	149	172
DAC and VOBA	596	534
Accrued investment income	21	18
Reinsurance receivable	64	54
Other assets	44	44
Separate account assets	5,447	4,978
Total assets held-for-sale	$7,299	$6,631

Liabilities
Other contract holder funds	$305	$277
Future contract benefits	918	829
Other liabilities	323	129
Separate account liabilities	5,447	4,978
Total liabilities held-for-sale	$6,993	$6,213

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations for all periods presented on the Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$14	$26	$25	$45
Insurance fees	33	52	57	98
Net investment income	15	20	28	40
Realized loss	-	(8)	(3)	(8)
Other revenue and fees	1	-	-	1
Total revenues	$63	$90	$107	$176

Income from discontinued operations before disposal, before federal income tax expense	$15	$20	$23	$37
Federal income tax expense	5	7	8	13
Income from discontinued operations before disposal	10	13	15	24

Disposal
Loss on disposal, before federal income taxes	(237)	-	(237)	-
Federal income tax benefit	67	-	67	-
Loss on disposal	(170)	-	(170)	-
Income (loss) from discontinued operations	$(160)	$13	$(155)	$24

This transaction is anticipated to close during the fourth quarter of 2009.  The completion of the transaction contemplated by the SPA is subject to regulatory approvals, including the approval of the Office of the Superintendent of Financial Institutions of Canada and Financial Services Authority of the United Kingdom, and the satisfaction of other customary conditions, some of which are beyond our control, and no assurance can be given that such completion will occur.  The transaction contemplates that we have the opportunity to retain Lincoln UK’s pension plan assets and liabilities.  If we do not retain the pension plan assets and liabilities, a purchase price adjustment will result.  Sun Life has agreed to guarantee all of the obligations of SLF under the SPA and related documents.  The estimated loss on disposal reported above is subject to change for foreign currency fluctuations and other adjustments.

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

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

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

Information (in millions) included on our Consolidated Balance Sheets for those VIEs where we had significant variable interest and where we were a sponsor was as follows:

	As of June 30, 2009			As of December 31, 2008
			Maximum			Maximum
	Total	Total	Loss	Total	Total	Loss
	Assets	Liabilities	Exposure	Assets	Liabilities	Exposure
Affiliated trust	$5	$-	$-	$5	$-	$-
Credit-linked notes	219	-	600	50	-	600

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

Credit-Linked Notes

We invested in two credit-linked notes (“CLNs”) where the note holders do not have voting rights or decision-making capabilities.  The entities that issued the CLNs are financed by the note holders, and as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders’ investment does not permit them to make decisions about the entities’ activities that would have a significant effect on the success of the entities, we have determined that these entities are VIEs.  We are not the primary beneficiary of the VIEs as the multi-tiered class structure of the CLNs requires the subordinated classes of the investment pool to absorb credit losses prior to our class of notes.  As a result, we will not absorb the majority of the expected losses and the coupon we receive on the CLNs limits our participation in the residual returns.  For information regarding our exposure to loss in our CLNs, see “Credit-Linked Notes” in Note 5.

5.  Investments

AFS Securities

Pursuant to SFAS 157, we have categorized the AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 16, which also includes additional disclosures regarding our fair value measurements required by SFAS 157.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of available-for-sale securities (in millions) were as follows:

	As of June 30, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed Maturity Securities
Corporate bonds	$43,749	$1,110	$2,650	$54	$42,155
U.S. Government bonds	207	17	3	-	221
Foreign government bonds	487	20	28	-	479
Mortgage-backed securities ("MBS"):
CMOs	6,453	245	510	179	6,009
Residential mortgage pass-through securities ("MPTS")	1,869	56	30	-	1,895
Commercial MBS ("CMBS")	2,511	16	542	-	1,985
Asset-backed securities ("ABS"):
CDOs	205	3	91	-	117
CLNs	600	-	381	-	219
State and municipal bonds	922	12	27	-	907
Hybrid and redeemable preferred stocks	1,564	8	509	-	1,063
Total fixed maturity securities	58,567	1,487	4,771	233	55,050
Equity Securities
Banking securities	274	-	148	-	126
Insurance securities	51	1	15	-	37
Other financial services securities	23	7	9	-	21
Other securities	52	1	1	-	52
Total equity securities	400	9	173	-	236
Total AFS securities	$58,967	$1,496	$4,944	$233	$55,286

(1)
This amount is comprised of the gross unrealized OTTI cumulative effect adjustment as discussed in Note 2 and the amount reflected in the Consolidated Statements of Income (Loss) in the first six months of 2009.

	As of December 31, 2008
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$39,773	$638	$4,463	$-	$35,948
U.S. Government bonds	204	42	-	-	246
Foreign government bonds	532	37	49	-	520
MBS:
CMOs	6,918	174	780	-	6,312
MPTS	1,875	62	38	-	1,899
CMBS	2,535	9	625	-	1,919
ABS:
CDOs	256	7	103	-	160
CLNs	600	-	550	-	50
State and municipal bonds	125	2	2	-	125
Hybrid and redeemable preferred stocks	1,563	6	607	-	962
Total fixed maturity securities	54,381	977	7,217	-	48,141
Equity Securities
Banking securities	274	-	146	-	128
Insurance securities	71	1	19	-	53
Other financial services securities	29	4	8	-	25
Other securities	54	4	10	-	48
Total equity securities	428	9	183	-	254
Total AFS securities	$54,809	$986	$7,400	$-	$48,395
					c

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of June 30, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,730	$1,733
Due after one year through five years	13,570	13,566
Due after five years through ten years	15,703	15,350
Due after ten years	15,926	14,176
Subtotal	46,929	44,825
MBS	10,833	9,890
CDOs	205	116
CLNs	600	219
Total fixed maturity AFS securities	$58,567	$55,050

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2009
	Less Than Or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$6,216	$540	$12,398	$2,164	$18,614	$2,704
U.S. Government bonds	45	3	-	-	45	3
Foreign government bonds	68	4	96	24	164	28
MBS:
CMOs	333	220	1,017	469	1,350	689
MPTS	306	7	108	23	414	30
CMBS	636	76	1,012	466	1,648	542
ABS:
CDOs	23	22	76	69	99	91
CLNs	-	-	219	381	219	381
State and municipal bonds	225	14	36	13	261	27
Hybrid and redeemable preferred stocks	253	107	703	402	956	509
Total fixed maturity securities	8,105	993	15,665	4,011	23,770	5,004
Equity Securities
Banking securities	126	148	-	-	126	148
Insurance securities	34	15	-	-	34	15
Other financial services securities	7	9	-	-	7	9
Other securities	1	1	-	-	1	1
Total equity securities	168	173	-	-	168	173
Total AFS securities	$8,273	$1,166	$15,665	$4,011	$23,938	$5,177

Total number of securities in an unrealized loss position						2,707

	As of December 31, 2008
	Less Than Or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed Maturity Securities
Corporate bonds	$18,864	$2,341	$5,893	$2,122	$24,757	$4,463
U.S. Government bonds	3	-	-	-	3	-
Foreign government bonds	147	17	50	32	197	49
MBS:
CMOs	853	299	720	481	1,573	780
MPTS	96	26	52	12	148	38
CMBS	1,133	175	498	450	1,631	625
ABS:
CDOs	76	20	68	83	144	103
CLNs	-	-	50	550	50	550
State and municipal bonds	29	2	2	-	31	2
Hybrid and redeemable preferred stocks	461	267	418	340	879	607
Total fixed maturity securities	21,662	3,147	7,751	4,070	29,413	7,217
Equity Securities
Banking securities	129	146	-	-	129	146
Insurance securities	30	19	-	-	30	19
Other financial services securities	16	8	-	-	16	8
Other securities	22	9	2	1	24	10
Total equity securities	197	182	2	1	199	183
Total AFS securities	$21,859	$3,329	$7,753	$4,071	$29,612	$7,400

Total number of securities in an unrealized loss position						3,563

Each quarter we review the cash flows for the mortgage backed securities (“MBS”) to determine whether or not they are sufficient to provide for the recovery of our principal.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  We use the process described below to evaluate the level of the expected cash flows.

When evaluating MBS and mortgage related ABS we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other than temporary.  The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods.  We use this information about the collateral to forecast the timing and rate of mortgage loan defaults including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future.  Other factors used in this analysis include type of underlying collateral (e.g., prime, Alt-A, or subprime), geographic distribution of underlying loans, and timing of liquidations by state.  Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur.  Factors that impact the severity assumption include expectations for future home price appreciation/depreciation, loan size, first lien vs. second lien, existence of loan level private mortgage insurance, type of occupancy, and geographic distribution of loans.  Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments.  These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure.  If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for other-than-temporary impairment.  To the extent that the security has already been impaired or was purchased at a discount greater than the expected principal loss, no impairment is required.

Otherwise, if there is a projected principal loss on the security and there has not been a previous impairment or the security was not purchased at a discount greater than the expected principal loss, then impairment is recognized.

On an ongoing basis, we monitor the cash flows of all of our MBS.  We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS (“RMBS”) and on a significant percentage of our AFS securities backed by pools of commercial mortgages.  The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future.  These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable.  If it is not recoverable, we record an impairment of the security.

We perform detailed analysis on the MBS that are most at risk of impairment.  Selected information for these securities (in millions) was as follows:

	As of June 30, 2009
	Amortized		Unrealized
	Cost	Fair Value	Loss
Total
AFS securities backed by pools of residential mortgages	$9,520	$8,503	$1,017
AFS securities backed by pools of commercial mortgages	2,576	2,021	555
Total	$12,096	$10,524	$1,572

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$3,257	$1,954	$1,303
AFS securities backed by pools of commercial mortgages	464	274	190
Total	$3,721	$2,228	$1,493

For the six months ended June 30, 2009, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $388 million pre-tax and before associated amortization expense for DAC, VOBA, DSI, and DFEL, of which $229 million was recognized in OCI and $159 million was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20%, were as follows:

	As of June 30, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$1,044	$492	$84	205
Six months or greater, but less than nine months	1,709	919	9	257
Nine months or greater, but less than twelve months	1,138	720	49	194
Twelve months or greater	1,073	1,403	90	231
Total AFS securities	$4,964	$3,534	$232	887

	As of December 31, 2008
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$6,711	$3,497	$-	982
Six months or greater, but less than nine months	496	505	-	102
Nine months or greater, but less than twelve months	485	646	-	147
Twelve months or greater	173	869	-	90
Total AFS securities	$7,865	$5,517	$-	1,321

(1)	We may reflect a security in more than one aging category based on various purchase dates.

As described more fully below, we regularly review our investment holdings for OTTIs.  Based upon this review, the cause of the $2.2 billion decrease in our gross AFS securities unrealized losses for the six months ended June 30, 2009, was attributable primarily to increased liquidity in several market segments and improved credit fundamentals, partially offset by the cumulative adjustment of the recognition of OTTI, which resulted in the $165 million increase in amortized cost in AFS securities as discussed in Note 2.  We believe that the securities in an unrealized loss position as of June 30, 2009, were not other-than-temporarily impaired as we do not intend to sell these debt securities or it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.

Changes in the amount of credit loss of OTTIs recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Balance as of beginning-of-period	$103	$31
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	23	95
Credit losses on securities for which an OTTI was previously recognized	36	36
Decreases attributable to:
Amounts recognized in net income (loss)	(30)	(30)
Balance as of end-of-period	$132	$132

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fixed maturity AFS securities:
Gross gains	$33	$17	$86	$25
Gross losses	(172)	(125)	(413)	(220)
Equity AFS securities:
Gross gains	1	-	4	-
Gross losses	(6)	(6)	(9)	(6)
Gain (loss) on other investments	(58)	3	(60)	28
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes
in other contract holder funds and funds withheld reinsurance liabilities	48	23	104	47
Total realized loss on investments, excluding trading securities	(154)	(88)	(288)	(126)
Loss on certain derivative instruments	(4)	(29)	(20)	(32)
Total realized loss on investments and certain
derivative instruments, excluding trading securities	$(158)	$(117)	$(308)	$(158)

Details underlying write-downs taken as a result of OTTIs (in millions) that were recognized in net income (loss) and included in realized loss on AFS securities above, and the portion of OTTI recognized in OCI were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$75	$37	$157	$127
MBS:
CMOs	61	77	142	77
ABS:
CDOs	30	-	30	1
Hybrid and redeemable preferred stock	-	-	1	-
Total fixed maturity securities	166	114	330	205
Equity securities:
Other financial services securities	-	-	3	-
Other securities	6	6	6	6
Total equity securities	6	6	9	6
Gross OTTI recognized in net income (loss)	172	120	339	211
Associated amortization expense of DAC, VOBA, DSI and DFEL	(54)	(20)	(100)	(53)
Net OTTI recognized in net income (loss), pre-tax	$118	$100	$239	$158

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$130	$-	$242	$-
Associated amortization expense of DAC, VOBA, DSI and DFEL	(27)	-	(50)	-
Net portion of OTTI recognized in OCI, pre-tax	$103	$-	$192	$-

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss), as this is deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in OCI to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.

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

In periods subsequent to the recognition of an OTTI, the AFS security is accounted for as if it had been purchased on the measurement date of the OTTI.  Therefore, for the fixed maturity AFS security, the original discount or reduced premium is reflected in net investment income over the contractual term of the investment in a manner that produces a constant effective yield.

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

Securities Lending and Collateral Held

The carrying values of securities pledged under securities lending agreements were $437 million and $427 million as of June 30, 2009 and December 31, 2008, respectively.  The fair values of these securities were $420 million and $410 million as of June 30, 2009 and December 31, 2008, respectively.  The carrying value and fair value of the collateral payable held for derivatives is $690 million and $2.8 billion as of June 30, 2009 and December 31, 2008, respectively.  The carrying value and fair value of the collateral payable held for the Treasury Asset-Backed Securities Loan Facility (“TALF”) program is $139 million as of June 30, 2009.  The carrying value and fair value of the collateral payable held for the Federal Home Loan Bank of Indianapolis (“FHLBI”) is $100 million as of June 30, 2009.  As of December 31, 2008, we did not have collateral payable held for the TALF program or FHLBI.

Reverse Repurchase Agreements

The carrying values of securities pledged under reverse repurchase agreements were $346 million and $470 million as of June 30, 2009 and December 31, 2008, respectively.  The fair values of these securities were $366 million and $496 million as of June 30, 2009 and December 31, 2008, respectively.

Investment Commitments

As of June 30, 2009, our investment commitments for fixed maturity securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $696 million, which included $381 million of limited partnerships and $214 million of standby commitments to purchase real estate upon completion and leasing.

Credit-Linked Notes

As of June 30, 2009 and December 31, 2008, other contract holder funds on our Consolidated Balance Sheets included $600 million outstanding in funding agreements of The Lincoln National Life Insurance Company (“LNL”).  LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into two separate CLNs originated by third party companies.  The CLNs are included in fixed maturity AFS securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the CLNs and the interest credited on the funding agreement.  Our CLNs were created using a special purpose trust that combines highly rated assets with credit default swaps to produce a multi-class structured security.  The high quality asset in these transactions are AAA-rated ABS secured by a pool of credit card receivables.  Our affiliate, Delaware Investments, actively manages the credit default swaps in the underlying portfolios.  As permitted in the CLN agreements, Delaware Investments acts as the investment manager for the pool of underlying issuers in each of the transactions.
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

Our evaluation of the CLNs for OTTI involves projecting defaults in the underlying collateral pool, making assumptions regarding severity and then comparing losses on the underlying collateral pool to the amount of subordination.  We apply current published industry data of projected default rates to the underlying collateral pool to estimate the expected future losses.   If expected losses were to exceed the attachment point, we may recognize an OTTI on the CLN.  To date, there has been one default in the underlying collateral pool of the $400 million CLN and two defaults in the underlying collateral pool of the $200 million CLN.  There has been no event of default on the CLNs themselves.  Based upon our analysis the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of June 30, 2009.

As in the general markets, spreads on these transactions have widened, causing unrealized losses.  We had unrealized losses of $381 million on the $600 million in CLNs as of June 30, 2009 and $550 million on the $600 million in CLNs as of December 31, 2008.  As described more fully the realized loss related to investments section above, we regularly review our investment holdings for OTTIs.  Based upon this review, we believe that these securities were not other-than-temporarily impaired as of June 30, 2009 and December 31, 2008.  The following summarizes the fair value to amortized cost ratio (dollars in millions) of the CLNs:

	As of	As of	As of
	July 31,	June 30,	December 31,
	2009	2009	2008
Fair value to amortized cost ratio	48%	37%	8%

The following summarizes information regarding our investments in these securities (dollars in millions) as of June 30, 2009:

	Amount and Date of Issuance
	$400	$200
	December 2006	April 2007
Amortized cost	$400	$200
Fair value	142	77
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.78%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BBB-	Ba3
Current rating of underlying collateral pool	Aa1-B3	Aaa-B3
Number of entities	124	98
Number of countries	19	23

The following summarizes the exposure of the CLNs’ underlying collateral by industry and rating as of June 30, 2009:

Industry	AAA	AA	A	BBB	BB	B	Total
Financial intermediaries	0.3%	3.5%	7.2%	0.5%	0.5%	0.0%	12.0%
Telecommunications	0.0%	0.0%	5.1%	4.9%	1.1%	0.0%	11.1%
Oil & gas	0.0%	1.4%	1.8%	4.4%	0.0%	0.0%	7.6%
Utilities	0.0%	0.0%	2.4%	1.8%	0.0%	0.0%	4.2%
Chemicals & plastics	0.0%	0.0%	2.3%	1.6%	0.0%	0.0%	3.9%
Property & casualty insurance	0.0%	0.0%	2.2%	1.6%	0.0%	0.0%	3.8%
Drugs	0.3%	2.5%	0.9%	0.0%	0.0%	0.0%	3.7%
Retailers (except food & drug)	0.0%	0.0%	0.7%	1.8%	1.1%	0.0%	3.6%
Industrial equipment	0.0%	0.0%	3.0%	0.3%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.3%	1.6%	1.4%	0.0%	0.0%	3.3%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	3.0%
Other Industry < 3% (28 Industries)	0.9%	2.8%	15.1%	15.7%	5.3%	0.7%	40.5%
Total by industry	1.5%	10.5%	42.3%	35.6%	9.4%	0.7%	100.0%

6.  Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk and credit risk.  We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities.  Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures, interest rate caps, forward-starting interest rate swaps and treasury locks.  Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps, currency futures and foreign currency forwards.  Call options on our stock, call options on the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy.  We also use credit default swaps as part of our credit risk management strategy.

As of June 30, 2009, we had derivative instruments that were designated and qualifying as cash flow hedges, fair value hedges and the hedge of a net investment in a foreign subsidiary.  In addition, we had embedded derivatives that qualified under SFAS 133 and embedded derivatives that did not qualify under SFAS 133.  We also had derivative instruments that were economic hedges, but were not designated as hedging instruments under SFAS 133.  See Note 1 of our 2008 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

See Note 16 for disclosures regarding our fair value measurement required by SFAS 157.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	102	$731	$32	$(56)	$-	$-
Foreign currency swaps (1)	14	366	37	(10)	-	-
Forward-starting interest rate swaps (1)	1	75	2	-	-	-
Total cash flow hedges	117	1,172	71	(66)	-	-
Fair value hedges:
Interest rate swap agreements (1)	1	375	80	-	-	-
Equity collars (1)	1	49	141	-	-	-
Total fair value hedges	2	424	221	-	-	-
Net investment in foreign subsidiary:
Foreign currency forwards (1)	4	256	-	(6)	-	-
Embedded derivatives:
Deferred compensation plans (4)	7	-	-	-	-	(371)
Remaining guaranteed interest
and similar contracts (2)	93,106	-	-	-		(294)
GLBs accounted for under
SFAS 157/SFAS 133 (2)	236,497	-	-	-	461	(1,533)
Reinsurance related
derivative assets (3)	-	-	46	-	-	-
Total embedded derivatives	329,610	-	46	-	461	(2,198)
Total derivative instruments
designated and qualifying as
hedging instruments	329,733	1,852	338	(72)	461	(2,198)
Derivative Instruments Not Designated and Not
Qualifying as Hedging Instruments
Interest rate cap agreements (1)	43	2,150	-	-	-	-
Interest rate futures (1)	15,657	4,179	-	-	-	-
Equity futures (1)	48,936	2,247	-	-	-	-
Interest rate swap agreements (1)	102	6,111	187	(391)	-	-
Foreign currency forward contracts (1)	17	1,016	4	(87)	-	-
Credit default swaps (4)	14	212	-	-	-	(74)
Total return swaps (1)	2	142	-	-	-	-
Put options (1)	115	4,112	1,115	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	558	3,115	90	-	-	-
Variance swaps (1)	36	26	94	(17)	-	-
Currency futures (1)	812	110	-	-	-	-
AFS securities embedded derivatives (1)	3	-	18	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	66,296	23,429	1,508	(495)	-	(74)
Total derivative instruments	396,029	$25,281	$1,846	$(567)	$461	$(2,272)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in future contract benefits on our Consolidated Balance Sheets.
(3)	Reported in reinsurance related derivative assets on our Consolidated Balance Sheets.
(4)	Reported in other liabilities on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of June 30, 2009
	Less Than	1 - 5	5 - 10	10 - 30
	1 Year	Years	Years	Years	Total
Derivative Instruments Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$124	$101	$240	$266	$731
Foreign currency swaps	-	81	180	105	366
Forward-starting interest rate swaps	-	-	75	-	75
Total cash flow hedges	124	182	495	371	1,172
Fair value hedges:
Interest rate swap agreements	-	-	-	375	375
Equity collars	-	49	-	-	49
Total fair value hedges	-	49	-	375	424
Net investment in foreign subsidiary:
Foreign currency forwards	256	-	-	-	256
Total derivative instruments designated
and qualifying as hedging instruments	380	231	495	746	1,852
Derivative Instruments Not Designated and Not
Qualifying as Hedging Instruments
Interest rate cap agreements	1,400	750	-	-	2,150
Interest rate futures	4,179	-	-	-	4,179
Equity futures	2,247	-	-	-	2,247
Interest rate swap agreements	477	1,635	1,494	2,505	6,111
Foreign currency forward contracts	1,016	-	-	-	1,016
Credit default swaps	20	40	152	-	212
Total return swaps	142	-	-	-	142
Put options	112	1,125	2,700	175	4,112
Call options (based on LNC stock)	9	-	-	-	9
Call options (based on S&P 500)	2,378	737	-	-	3,115
Variance swaps	-	3	23		26
Currency futures	110	-	-	-	110
Total derivative instruments not designated
and not qualifying as hedging instruments	12,090	4,290	4,369	2,680	23,429
Total derivative instruments with notional amounts	$12,470	$4,521	$4,864	$3,426	$25,281

The change in our unrealized gain on derivative instruments in accumulated OCI (in millions) was as follows:

For the
Six
Months
Ended
June 30,
2009
Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	$127
Other comprehensive income (loss):
Unrealized holding losses arising during the period:
Cash flow hedges:
Interest rate swap agreements	29
Foreign currency swaps	(37)
Forward-starting interest rate swaps	2
Fair value hedges:
Interest rate swap agreements	2
Net investment in foreign subsidiary	(80)
Change in DAC, VOBA, DSI and other contract holder funds	20
Income tax benefit	(5)
Less:
Reclassification adjustment for gains included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	3
Foreign currency swaps (1)	1
Fair value hedges:
Interest rate swap agreements (2)	2
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	-
Income tax expense	(2)
Balance as of end-of-period	$54

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The settlement payments and mark-to-market adjustments on derivative instruments (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Derivative Instruments Designated and Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$1	$2
Foreign currency swaps (1)	-	1
Total cash flow hedges	1	3
Fair value hedges:
Interest rate swap agreements (2)	3	7
Embedded derivatives:
Deferred compensation plans (4)	(25)	(18)
Remaining guaranteed interest and similar contracts (3)	(11)	11
GLBs accounted for under SFAS 157/SFAS 133 (3)	1,644	1,823
Reinsurance related derivative assets (3)	(61)	15
Total embedded derivatives	1,547	1,831
Total derivative instruments designated and qualifying as hedging instruments	1,551	1,841
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
Interest rate cap agreements (3)
Interest rate futures (3)	(255)	(583)
Equity futures (3)	(563)	(314)
Interest rate swap agreements (3)	(468)	(779)
Foreign currency forward contracts (1)	(88)	(83)
Credit default swaps (1)	1	1
Total return swaps (4)	18	9
Put options (3)	(455)	(410)
Call options (based on S&P 500) (3)	20	2
Variance swaps (3)	(53)	(84)
Currency futures (3)	(1)	(1)
AFS securities embedded derivatives (1)	2	3
Total derivative instruments not designated and not qualifying as hedging instruments	(1,842)	(2,239)
Total derivative instruments	$(291)	$(398)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in net realized loss on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

There was $1 million in ineffective portions of cash flow hedges recognized through realized loss for both the three and six months ended June 30, 2009.

As of June 30, 2009, $8 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification is due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities and the periodic vesting of stock appreciation rights (“SARs”).

For both the three and six months ended June 30, 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the interest rate risk to our exposure to floating rate bond coupon payments, replicating a fixed rate bond.  An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates.  We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts/payments from these interest rate swaps are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.  Gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued.

In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate.  The net receipts/payments from these interest rate swaps are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

As of June 30, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2037.

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

As of June 30, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios.  The gains or losses resulting from the swap agreements are recorded in OCI.  The gains or losses are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased.

As of June 30, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was March 2018.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

There were no ineffective portions of fair value hedges for the three and six months ended June 30, 2009.  We recognized $1 million and less than $1 million as a component of realized investment loss for our equity collars for the three and six months ended June 30, 2009, respectively.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace.  We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, we receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense for the debt being hedged.  The changes in fair value of the interest rate swap are recorded on our Consolidated Statements of Income (Loss) as specified in the table above in the period of change, along with the offsetting changes in fair value of the debt being hedged.

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option.  This effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction.  With the equity collar in place, we are able to pledge the BOA stock as collateral, which then allows us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes.  This variable forward contract is scheduled to settle in September 2010, at which time we will be required to deliver shares or cash.  If we chose to settle in shares, the number of shares to be delivered will be determined based on the volume-weighted average price of BOA common stock over a period of ten trading days prior to settlement.  The change in fair value of the equity collar is recorded on our Consolidated Statements of Income (Loss) as specified in the table above in the period of change, along with the offsetting changes (when applicable) in fair value of the stock being hedged.

Derivative Instruments Designated and Qualifying as a Net Investment in Foreign Subsidiary

We use foreign currency forward contracts to hedge a portion of our net investment in our foreign subsidiary, Lincoln UK.  The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date at a specified exchange rate.  The foreign currency forward contracts outstanding as of December 31, 2008, were terminated on February 5, 2009.  The gain on the termination of the foreign currency forward contract of $38 million was recorded in OCI.  During 2009, we entered into foreign currency forward contracts to hedge a significant portion of the foreign currency fluctuations associated with the expected proceeds from the sale of Lincoln UK.

Embedded Derivative Instruments Designated and Qualifying as Hedging Instruments

Deferred Compensation Plans

We have certain deferred compensation plans that have embedded derivative instruments.  The liability related to these plans varies based on the investment options selected by the participants.  The liability related to certain investment options selected by the participants is marked-to-market through net income on our Consolidated Statements of Income (Loss).

Remaining Guaranteed Interest and Similar Contracts

We distribute indexed annuity contracts which permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  This feature represents an embedded derivative under SFAS 133.  Contract holders may elect to re-balance index options at renewal dates, either annually or biannually.  At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

GLBs Accounted for Under SFAS 157/SFAS 133

We have certain variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB and 4LATER® features, have elements of both insurance benefits accounted for under Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) and embedded derivatives accounted for under SFAS 133 and SFAS 157.  We weight these features and their associated reserves accordingly based on their hybrid nature.  The change in estimated fair value of the embedded derivatives flows through our Consolidated Statements of Income (Loss) as specified in the table above.  As of June 30, 2009, we had $18.0 billion of account values that were attributable to variable annuities with a GWB feature and $7.7 billion of account values that were attributable to variable annuities with a GIB feature.

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GWB and GIB features.  The hedging strategy is designed such that changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities move in the opposite direction of changes in the value of the embedded derivative of the GWB and GIB caused by those same factors.  As part of our current hedging program, equity markets, interest rates and volatility in market conditions are monitored on a daily basis. We re-balance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

Reinsurance Related Derivative Assets (Liabilities)

We have certain modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements.  Changes in the estimated fair value of these derivatives are recorded on our Consolidated Statements of Income (Loss) as specified in the table above as they occur.  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld nature of our disability income business was released due to the rescission of the underlying reinsurance agreement.  See Note 11 for additional details.

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

Interest Rate Futures and Equity Futures

We use interest rate futures and equity futures contracts to hedge the liability exposure on certain options in variable annuity products.  These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.  Cash settlements on the change in market value of financial futures contracts, along with the resulting gains or losses, are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products.  The change in market value and periodic cash settlements are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge dividends received from our U.K.-based subsidiary, Lincoln UK.  The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date and a specified exchange rate.  The contract does not qualify for hedge accounting under SFAS 133; therefore, all gains or losses on the foreign currency forward contracts are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

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

Information related to our open credit default swaps for which we are the seller (in millions) as of June 30, 2009, was as follows:

	Reason	Nature	Credit			Maximum
	for	of	Rating of		Fair	Potential
Maturity	Entering	Recourse	Counterparty		Value (1)	Payout

3/20/2010	(2)	(4)	A2/A		$-	$10
6/20/2010	(2)	(4)	A1/A		-	10
12/20/2012	(3)	(4)	Aa2/A+		-	10
12/20/2012	(3)	(4)	Aa2/A+		1	10
12/20/2012	(3)	(4)	A1/A		-	10
12/20/2012	(3)	(4)	A1/A		-	10
12/20/2016	(3)	(4)	A2/A	(5)	8	15
12/20/2016	(3)	(4)	A2/A	(5)	9	24
12/20/2016	(3)	(4)	A2/A	(5)	9	24
3/20/2017	(3)	(4)	A2/A	(5)	10	22
3/20/2017	(3)	(4)	A2/A	(5)	11	14
3/20/2017	(3)	(4)	A2/A	(5)	7	18
3/20/2017	(3)	(4)	A2/A	(5)	13	18
3/20/2017	(3)	(4)	A2/A	(5)	6	17
					$74	$212

(1)	Broker quotes are used to determine the market value of credit default swaps.
(2)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.
(3)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(4)	Seller does not have the right to demand indemnification/compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counter party of the issuing special purpose trust as discussed in the “Credit-Linked Notes” section in Note 5.

Details underlying the associated collateral of our open credit default swaps for which we are the seller as of June 30, 2009, if credit risk related contingent features were triggered (in millions) were as follows:

Maximum potential payout	$212
Less:
Collateral posted to date	48
Counterparty thresholds	30
Maximum collateral potentially required to post	$134

Total Return Swaps

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans.  We receive the total return on a portfolio of indexes and pay a floating rate of interest.  Cash settlements on the change in market value of the total return swaps along with the resulting gains or losses recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Put Options

We use put options to hedge the liability exposure on certain options in variable annuity products.  Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount.  The change in market value of the put options along with the resulting gains or losses on terminations and expirations are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Call Options (Based on LNC Stock)

We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock.  Call options hedging vested SARs are not eligible for hedge accounting treatment under SFAS 133.  Mark-to-market changes are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Call Options (Based on S&P 500)

We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to re-balance index options at renewal dates, either annually or biannually.  At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined at inception.  The change in market value and resulting gains and losses on terminations and expirations are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Currency Futures

We use currency futures to hedge foreign exchange risk associated with certain options in variable annuity products.  Currency futures exchange one currency for another at a specified date in the future at a specified exchange rate.  These contracts do not qualify for hedge accounting under SFAS 133; therefore, all cash settlements along with the resulting gains or losses are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  These embedded derivatives have not been qualified for hedge accounting treatment under SFAS 133; therefore, the change in fair value of the embedded derivatives flows through our Consolidated Statements of Income (Loss) as specified in the table above.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2009, the nonperformance risk adjustment was $15 million.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2009, the exposure was $285 million.

The amounts recognized (in millions) by S&P credit rating of counterparty as of June 30, 2009, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	Collateral	Collateral
	Posted by	Posted by
Credit	Counterparty	LNC
Rating of	(Held by	(Held by
Counterparty	LNC)	Counterparty)

AAA	$9	$-
AA	120	-
AA-	209	(6)
A+	259	(8)
A	355	(97)
	$952	$(111)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  Because the pre-tax loss of $42 million resulted in a tax benefit of $41 million for the three months ended June 30, 2009, the effective tax rate was not meaningful.  The effective tax rate was 38% for the three months ended June 30, 2008.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate. Differences in the effective rates and the U.S. statutory rate of 35% during the second quarters of 2009 and 2008 were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.

Federal income tax benefit for the second quarter and first six months of 2009 included an increase of $56 million related to favorable adjustments from the 2008 tax return, filed in the first quarter of 2009, primarily relating to the separate account DRD, foreign tax credits and other tax preference items.

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.

Our net deferred tax asset position is primarily due to a deferred tax benefit associated with net unrealized capital losses on available for sale securities that have been recognized in OCI for financial statement purposes but are not recognized for tax return purposes.  As a result, our analysis of the recoverability of our net deferred tax asset position is focused primarily on this deferred tax benefit.  Under current U.S. federal income tax law, capital losses generally must be used against capital gain income within the next five years following the year in which the capital losses are recognized for tax purposes.  Capital losses can also be carried back three years to offset capital gains generated in prior tax years. In assessing the need for a valuation allowance related to unrealized capital losses, we consider tax planning strategies that include holding debt securities with market value losses until maturity or recovery, selling appreciated securities to generate capital gains to offset capital losses, and sales of certain corporate assets.  Such tax planning strategies are viewed by management as prudent and feasible and will be implemented if necessary to realize the deferred tax asset.

As of June 30, 2009, there have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2008.  We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of none to $53 million.

We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

In the normal course of business we are subject to examination by taxing authorities throughout the United States and the United Kingdom.  At any given time, we may be under examination by state, local or non-U.S. income tax authorities.

8.  Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Six Months Ended June 30, 2009
	Balance At	Purchase		Balance
	Beginning-	Accounting		At End-
	of-Year	Adjustments	Impairment	of-Period
Retirement Solutions:
Annuities	$1,040	$-	$(600)	$440
Defined Contribution	20	-	-	20
Insurance Solutions:
Life Insurance	2,188	-	-	2,188
Group Protection	274	-	-	274
Investment Management	248	-	-	248
Other Operations	174	2	(2)	174
Total goodwill	$3,944	$2	$(602)	$3,344

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

Based upon our Step 2 analysis, we recorded goodwill impairment for the Retirement Solutions – Annuities reporting unit in the first quarter of 2009, which was attributable primarily to higher discount rates driven by higher debt costs and equity market volatility, deterioration in sales and declines in equity markets. There were no indicators of impairment as of June 30, 2009, due primarily to the continued improvement in the equity markets and lower discount rates.

For our acquisition of NCLS, we are in the process of finalizing the fair value of the assets acquired and liabilities assumed as of the acquisition date.  As such, these values are subject to change.  During the first six months of 2009, we impaired the estimated goodwill that arose from the acquisition after giving consideration to the expected financial performance and other relevant factors of this business.

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

Certain features of these guarantees are considered embedded derivatives and are recorded in future contract benefits on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157 (see Note 16 for details).  Other guarantees that are not considered embedded derivatives meet the criteria as insurance benefits and are accounted for under the valuation techniques included in SOP 03-1.  Still other guarantees contain characteristics of both an embedded derivative and an insurance benefit and are accounted for under an approach that weights these features and their associated reserves accordingly based on their hybrid nature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives.  The net impact of these changes is reported as guaranteed living benefits (“GLB”), which is reported as a component of realized loss on our Consolidated Statements of Income (Loss).

The "market consistent scenarios" used in the determination of the fair value of GWB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte-Carlo simulations resulting in over 10 million scenarios are utilized to value the entire block of guarantees.  The market consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g. implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g. policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	June 30,	December 31,
	2009	2008
Return of Net Deposits
Total account value	$37,386	$33,907
Net amount at risk (1)	4,689	6,337
Average attained age of contract holders	57 years	56 years
Minimum Return
Total account value	$195	$191
Net amount at risk (1)	94	109
Average attained age of contract holders	69 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$18,203	$16,950
Net amount at risk (1)	6,954	8,402
Average attained age of contract holders	65 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing June 30, 2009, to December 31, 2008, was attributable primarily to the rise in equity markets and associated increase in the account values.

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

	For the Six
	Months Ended
	June 30,
	2009	2008
Balance as of beginning-of-year	$277	$38
Change in reserves	24	25
Benefits paid	(119)	(11)
Balance as of end-of-period	$182	$52

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
Asset Type
Domestic equity	$26,948	$24,878
International equity	10,216	9,204
Bonds	7,821	6,701
Money market	5,669	5,802
Total	$50,654	$46,585

Percent of total variable annuity separate account values	97%	99%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 38% of permanent life insurance in force as of June 30, 2009 and approximately 67% and 70% of sales for these products for three and six months ended June 30, 2009.

10.  Long-Term Debt

Changes in long-term debt, excluding current portion (in millions), were as follows:

For the
Six
Months
Ended
June 30,
2009
Balance as of beginning-of-year	$4,731
Early extinguishment of the following capital securities:
Portion of 7%, due 2066 (1)	(78)
Portion of 6.05%, due 2067 (2)	(9)
Senior notes issued (3)	495
Maturity of LIBOR + 11 bps notes, due 2009	(500)
Reclassification to short-term debt	250
Change in fair value hedge	(116)
Accretion (amortization) of discounts (premiums), net	2
Balance as of end-of-period	$4,775

(1)	The results of the extinguishment of debt were favorable by a ratio of 25 cents to one dollar.
(2)	The results of the extinguishment of debt were favorable by a ratio of 23 cents to one dollar.
(3)
On June 22, 2009, we issued 8.75% fixed rate senior notes due 2019.  We have the option to repurchase the outstanding notes by paying the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the make-whole amount, plus in each case any accrued and unpaid interest at the date of redemption.  The make-whole amount is equal to the sum of the present values of the remaining scheduled payments on the senior notes, discounted to the date of redemption on a semi-annual basis, at a rate equal to the sum of the applicable treasury rate (as defined in the senior notes) plus 50 basis points.

Details underlying the recognition of a gain on the extinguishment of debt (in millions) reported within interest expense on our Consolidated Statements of Income (Loss) were as follows:

For the
Three
Months
Ended
March 31,
2009
Principal balance outstanding prior to payoff	$87
Unamortized debt issuance costs and discounts prior to payoff	(1)
Amount paid to retire	(22)
Gain on extinguishment of debt, pre-tax	$64

11.  Contingencies and Commitments

Regulatory and Litigation Matters

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

12.  Shares and Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Series A Preferred Stock
Balance as of beginning-of-period	11,565	11,662	11,565	11,960
Conversion into common stock	(8)	-	(8)	(298)
Balance as of end-of-period	11,557	11,662	11,557	11,662

Common Stock
Balance as of beginning-of-period	256,046,103	259,206,033	255,869,859	264,233,303
Common stock issued (1)	46,000,000	-	46,000,000	-
Conversion of Series A preferred stock	128	-	128	4,768
Stock compensation/issued for benefit plans	50,610	317,987	246,769	758,723
Retirement of common stock/cancellation of shares	(3,824)	(2,722,398)	(23,739)	(8,195,172)
Balance as of end-of-period	302,093,017	256,801,622	302,093,017	256,801,622

Common stock as of end-of-period:
Assuming conversion of preferred stock	302,277,929	256,988,214	302,277,929	256,988,214
Diluted basis	304,162,403	257,825,399	304,162,403	257,825,399

(1)
On June 22, 2009, we closed on the issuance and sale of 40,000,000 shares of common stock and on June 25, 2009, we closed on the issuance and sale of 6,000,000 shares of common stock, both at a price of $15.00 per shares.

Our common and Series A preferred stocks are without par value.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted net income and income from operations per share was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average shares, as used in basic calculation	260,085,214	257,785,473	257,834,591	259,368,519
Shares to cover conversion of preferred stock	184,970	186,592	185,005	187,824
Shares to cover non-vested stock	503,548	273,307	504,397	256,615
Average stock options outstanding during the period	294,415	9,199,383	154,634	9,596,842
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(223,683)	(8,998,441)	(117,648)	(9,411,397)
Shares repurchaseable from measured but
unrecognized stock option expense	(4,433)	(100,707)	(3,450)	(85,157)
Average deferred compensation shares	1,573,741	1,271,413	1,556,369	1,277,542
Weighted-average shares, as used in diluted calculation (1)	262,413,772	259,617,020	260,113,898	261,190,788

(1)
As a result of a loss from continuing operations for the three and six months ended June 30, 2009, shares used in the earnings (loss) per share calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

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

The income used in the calculation of our diluted EPS is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for the three and six months ended June 30, 2009 and 2008.

OCI

The following summarizes the changes in OCI (in millions):

	For the Six Months			For the Six Months
	Ended June 30, 2009			Ended June 30, 2008
	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Net unrealized gain (loss) on AFS	$2,005	$(716)	$1,289	$(1,593)	$568	$(1,025)
Unrealized OTTI on AFS	(154)	54	(100)	-	-	-
Net unrealized loss on derivative instruments	(70)	(3)	(73)	(17)	5	(12)
Foreign currency translation adjustment	135	(49)	86	3	(1)	2
Funded status of employee benefit plans	(6)	2	(4)	3	(1)	2
Total OCI	$1,910	$(712)	$1,198	$(1,604)	$571	$(1,033)

13.  Realized Loss

Details underlying realized loss (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total realized loss on investments and certain
derivative instruments, excluding trading securities (1)	$(158)	$(117)	$(308)	$(158)
Gain (loss) on certain reinsurance derivative/trading securities (2)	(9)	1	12	2
Indexed annuity net derivative results (3):
Gross gain	9	3	10	11
Associated amortization expense of DAC, VOBA, DSI and DFEL	(6)	(1)	(6)	(6)
Guaranteed living benefits (4):
Gross gain (loss)	(140)	20	(235)	38
Associated amortization benefit (expense) of DAC, VOBA, DSI and DFEL	2	(8)	(18)	(27)
Guaranteed death benefits (5):
Gross gain (loss)	(164)	-	(105)	2
Associated amortization benefit (expense) of DAC, VOBA, DSI and DFEL	22	-	14	(1)
Gain on sale of subsidiaries/businesses	3	2	5	4
Total realized loss	$(441)	$(100)	$(631)	$(135)

(1)	See “Realized Loss Related to Investments” section in Note 5.
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

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

14.  Pension and Other Postretirement Benefit Plans

The components of net defined benefit pension plan and other postretirement benefit plan expense (in millions) were as follows:

	For the Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans
Service cost	$1	$-	$1	$1
Interest cost	15	15	2	2
Expected return on plan assets	(14)	(20)	(1)	-
Recognized net actuarial (gain) loss	7	-	-	(1)
Net periodic benefit expense (recovery)	$9	$(5)	$2	$2

	For the Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans
Service cost	$2	$-	$2	$1
Interest cost	31	30	4	4
Expected return on plan assets	(28)	(39)	(1)	(1)
Recognized net actuarial (gain) loss	14	1	(1)	(1)
Net periodic benefit expense (recovery)	$19	$(8)	$4	$3

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

In the second quarter of 2009, a performance period from 2009-2011 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consists of LNC restricted stock units representing approximately 27%, LNC stock options representing approximately 40% and performance cash awards representing approximately 33% of the total award.  LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition.  DIUS restricted stock units granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS.  Under the 2009-2011 plan, a total of 618,312 LNC stock options were granted; 243,313 DIUS restricted stock units were granted; and 477,257 LNC restricted stock units were granted during the six months ended June 30, 2009.  See Note 19 for information regarding certain restrictions that have arisen subsequent to June 30, 2009, which may impact our stock-based incentive plans.

In addition to the stock-based grants noted above, various other LNC stock-based awards were granted in the three and six months ended June 30, 2009, which are summarized as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Awards
10-year LNC stock options	487,593	487,593
Non-employee director stock options	39,240	84,901
Non-employee agent stock options	130,719	130,719
Restricted stock	477,257	579,053
Performance shares	-	48,840
Stock appreciation rights	117,451	117,451

16.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
Available-for-sale securities:
Fixed maturities	$55,050	$55,050	$48,141	$48,141
Equity	236	236	254	254
Trading securities	2,317	2,317	2,333	2,333
Mortgage loans on real estate	7,468	7,344	7,715	7,424
Derivative instruments	1,234	1,234	3,397	3,397
Other investments	1,187	1,187	1,624	1,624
Cash and invested cash	2,539	2,539	5,754	5,754
Liabilities
Future contract benefits:
Remaining guaranteed interest and similar contracts	(294)	(294)	(782)	(782)
Embedded derivative instruments - living benefits	(1,072)	(1,072)	(2,904)	(2,904)
Other contract holder funds:
Account value of certain investment contracts	(22,887)	(22,023)	(21,974)	(22,372)
Reinsurance related derivative assets	46	46	31	31
Short-term debt (1)	(455)	(449)	(815)	(775)
Long-term debt	(4,775)	(3,939)	(4,731)	(2,909)
Off-Balance-Sheet
Guarantees	-	-	-	(1)

(1)	Difference between the carrying value and fair value of short-term debt as of June 30, 2009 and December 31, 2008, relate to current maturities of long-term debt.

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 or December 31, 2008, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the SFAS 157 fair value hierarchy levels described above:

	As of June 30, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$55	$40,109	$1,991	$42,155
U.S. Government bonds	186	32	3	221
Foreign government bonds	-	379	100	479
MBS:
CMOs	-	5,886	123	6,009
MPTS	-	1,741	154	1,895
CMBS	-	1,755	230	1,985
ABS:
CDOs	-	7	110	117
CLNs	-	-	219	219
State and municipal bonds	-	-	907	907
Hybrid and redeemable preferred stocks	11	955	97	1,063
Equity AFS securities:
Banking securities	19	107	-	126
Insurance securities	3	-	34	37
Other financial services securities	-	5	16	21
Other securities	28	1	23	52
Trading securities	3	2,228	86	2,317
Derivative investments	-	(231)	1,465	1,234
Cash and invested cash	-	2,539	-	2,539
Reinsurance related derivative assets	-	46	-	46
Separate account assets	-	61,091	-	61,091
Total assets	$305	$116,650	$5,558	$122,513

Liabilities
Future contract benefits:
Remaining guaranteed interest and similar contracts	$-	$-	$(294)	$(294)
GLBs accounted for under SFAS 157/SFAS 133	-	-	(1,072)	(1,072)
Total liabilities	$-	$-	$(1,366)	$(1,366)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization on DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended June 30, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,101	$(18)	$109	$(48)	$(153)	$1,991
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	58	-	(3)	(2)	47	100
MBS:
CMOs	133	(3)	4	4	(15)	123
MPTS	8	-	1	145	-	154
CMBS	246	1	13	(30)	-	230
ABS:
CDOs	113	(32)	46	(17)	-	110
CLNs	82	-	137	-	-	219
State and municipal bonds	126	-	(1)	765	17	907
Hybrid and redeemable
preferred stocks	88	-	6	-	3	97
Equity AFS securities:
Insurance securities	46	1	8	(21)	-	34
Other financial services securities	12	-	4	-	-	16
Other securities	23	-	-	-	-	23
Trading securities	78	3	-	7	(2)	86
Derivative investments	2,145	(510)	(9)	(161)	-	1,465
Future contract benefits:
Remaining guaranteed interest and similar contracts	(253)	(11)	-	(30)	-	(294)
GLBs accounted for under SFAS 157/SFAS 133	(2,605)	1,578	-	(45)	-	(1,072)
Total, net	$2,404	$1,009	$315	$567	$(103)	$4,192

	For the Six Months Ended June 30, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,356	$(35)	$74	$(60)	$(344)	$1,991
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	-	(5)	(3)	48	100
MBS:
CMOs	161	(5)	-	5	(38)	123
MPTS	18	-	1	145	(10)	154
CMBS	244	1	17	(32)	-	230
ABS:
CDOs	152	(31)	7	(18)	-	110
CLNs	50	-	169	-	-	219
State and municipal bonds	126	-	(2)	766	17	907
Hybrid and redeemable
preferred stocks	96	-	(10)	3	8	97
Equity AFS securities:
Insurance securities	50	1	3	(20)	-	34
Other financial services securities	21	(3)	1	(3)	-	16
Other securities	23	2	(1)	(1)	-	23
Trading securities	81	(1)	-	7	(1)	86
Derivative investments	2,148	(486)	(9)	(188)	-	1,465
Future contract benefits:
Remaining guaranteed interest
and similar contracts	(252)	11	-	(53)	-	(294)
GLBs accounted for under
SFAS 157/SFAS 133	(2,904)	1,914	-	(82)	-	(1,072)
Total, net	$2,433	$1,368	$245	$466	$(320)	$4,192

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

	For the Three Months Ended June 30, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (3)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2	$(19)	$(1)	$-	$(18)
MBS:
CMOs	-	(3)	-	-	(3)
CMBS	1	-	-	-	1
ABS:
CDOs	-	(32)	-	-	(32)
Equity AFS securities:
Insurance securities	-	-	1	-	1
Trading securities (1)	1	(1)	-	3	3
Derivative investments (2)	-	-	(68)	(442)	(510)

Future contract benefits:
Remaining guaranteed interest and similar contracts (2)	-	-	11	(22)	(11)
GLBs accounted for under SFAS 157/SFAS 133 (2)	-	-	14	1,564	1,578
Total, net	$4	$(55)	$(43)	$1,103	$1,009

	For the Six Months Ended June 30, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (3)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$3	$(34)	$-	$(4)	$(35)
MBS:
CMOs	-	(5)	-	-	(5)
CMBS	1	-	-	-	1
ABS:
CDOs	-	(32)	-	1	(31)
Equity AFS securities:
Insurance securities	-	-	-	1	1
Other financial services securities	-	(3)	-	-	(3)
Other securities	-	-	-	2	2
Trading securities (1)	1	-	(2)	-	(1)
Derivative investments (2)	-	-	(447)	(39)	(486)

Future contract benefits:
Remaining guaranteed interest and similar contracts (2)	-	-	19	(8)	11
GLBs accounted for under SFAS 157/SFAS 133 (2)	-	-	30	1,884	1,914
Total, net	$5	$(74)	$(400)	$1,837	$1,368

(1)
Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income (Loss).  All other amounts are included in realized loss on our Consolidated Statements of Income (Loss).

(2)	All amounts are included in realized loss on our Consolidated Statements of Income (Loss).
(3)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of June 30, 2009.

Valuation Methodologies and Associated Inputs for Financial Instruments Carried at Fair Value

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

17.  Segment Information

We provide products and services in three operating businesses:  Retirement Solutions; Insurance Solutions; and Investment Management, and report results through five business segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  The following is a brief description of these segments and Other Operations.

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

Other Operations

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001 and external debt.  We are actively managing our remaining radio station clusters to maximize performance and future value.  Other Operations also includes the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and the results of certain disability income business due to the rescission of this business previously sold to Swiss Re.

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$437	$618	$1,036	$1,241
Defined Contribution	215	239	440	477
Total Retirement Solutions	652	857	1,476	1,718
Insurance Solutions:
Life Insurance	1,003	1,088	2,078	2,143
Group Protection	443	425	864	824
Total Insurance Solutions	1,446	1,513	2,942	2,967
Investment Management (1)	92	125	173	245
Other Operations	91	110	177	227
Excluded realized loss, pre-tax	(330)	(113)	(618)	(158)
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	2	2
Total revenues	$1,952	$2,493	$4,152	$5,001

(1)
Revenues for the Investment Management segment included inter-segment revenues for asset management services provided to our other segments.  These inter-segment revenues totaled $20 million and $40 million for the three and six months ended June 30, 2009, respectively and $21 million and $41 million for the three and six months ended June 30, 2008, respectively.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$65	$116	$139	$234
Defined Contribution	28	41	57	81
Total Retirement Solutions	93	157	196	315
Insurance Solutions:
Life Insurance	133	164	275	321
Group Protection	34	32	59	58
Total Insurance Solutions	167	196	334	379
Investment Management	5	15	6	27
Other Operations	(53)	(44)	(159)	(86)
Excluded realized loss, after-tax	(214)	(73)	(401)	(103)
Early extinguishment of debt	-	-	42	-
Income from reserve changes (net of related
amortization) on business sold through
reinsurance, after-tax	-	-	-	1
Impairment of intangibles, after-tax	1	(139)	(603)	(139)
Income (loss) from continuing operations, after-tax	(1)	112	(585)	394
Income (loss) from discontinued operations, after-tax	(160)	13	(155)	20
Net income (loss)	$(161)	$125	$(740)	$414

18.  Supplemental Disclosures of Cash Flow

The following summarizes our supplemental cash flow data (in millions):

	For the Six
	Months Ended
	June 30,
	2009	2008
Significant non-cash investing and financing transactions:
Business dispositions:
Assets disposed (includes cash and invested cash)	$(2)	$(732)
Liabilities disposed	2	127
Cash received	-	647
Realized gain on disposal	-	42
Estimated gain on net assets held-for-sale in prior periods	-	(54)
Loss on dispositions	$-	$(12)
Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses, reported as gain on sale of subsidiaries/businesses	$5	$4

19.  Subsequent Event

On July 10, 2009, in connection with the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), established as part of the Emergency Economic Stabilization Act of 2008 (“EESA”), we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  Holders of this Series B preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference, $1,000 per share, or $48 million annually, for the first five years from issuance.  We are currently evaluating the financial statement presentation of these instruments.  After July 10, 2014, if the preferred shares are still outstanding, the annual dividend rate will increase to 9% per year.  The warrant will expire on July 10, 2019.

As required under the TARP CPP dividend payments on, and repurchases of, the company’s outstanding preferred and common stock are subject to certain restrictions (unless the U.S. Treasury consents).  In addition to these restrictions, in connection with this arrangement, the company will comply with enhanced compensation restrictions for certain executives and employees.  Additionally, any increase in the quarterly common stock dividend for the next three years will require the consent of the U.S. government while our obligations under the CPP remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company” which also may be referred to as “we,” “our” or “us”) as of June 30, 2009, compared with December 31, 2008, and the results of operations of LNC for the three and six months ended June 30, 2009, as compared with the corresponding periods in 2008.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements” and our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” as updated in “Part II – Item 1A. Risk Factors” below, “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data.”

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

We believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.  See “Realized Loss” below for more information about these items.

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

•	Uncertainty about the impact of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) on the economy;
•
The cost and other consequences of the existing regulation to which we are subject and potential regulations to which we could become subject as a result of our participation in the TARP Capital Purchase Program (“CPP”);

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

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution (formerly Retirement Products)

Insurance Solutions	Life Insurance (including Executive Benefits business)
Group Protection

Investment Management	Investment Management

Lincoln UK (1)	Lincoln UK (1)

(1)
On June 15, 2009, we announced that we entered into a share purchase agreement to sell Lincoln UK.  The transaction is anticipated to close during the fourth quarter of 2009, subject to regulatory approvals and customary closing conditions.  Accordingly, we have reported the results of this business as discontinued operations on our Consolidated Statements of Income (Loss) and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented.  See Note 3.

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

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Other Operations also includes our run-off Institutional Pension business, the results of certain disability income business due to the rescission of this business previously sold to Swiss Re and the results of our remaining media businesses.

Current Market Conditions

During the second quarter of 2009, the capital and credit markets showed signs of improvement following a period of extreme volatility and disruption for more than 12 months that affected both equity market returns and interest rates.  During this period, credit spreads widened across asset classes and reduced liquidity in the credit markets.  The price of our common stock steadily increased during the second quarter of 2009 to close at $17.21 on June 30, 2009, as compared to $18.84 on December 31, 2008, and traded at a low of $4.90 during the first six months of 2009.  Analysts and economists noted in January 2009 that the U.S. economy lost more jobs in 2008 than in any year subsequent to World War II and projected that the economic recovery might take longer than previously expected.  We also experienced a series of ratings downgrades primarily from February 2009 to May 2009 as depressed capital markets continued to strain our liquidity as we prepared to fund debt maturities in the second quarter of 2009; however, recently all four of the major independent rating agencies affirmed our financial strength ratings, and Standard & Poor’s (“S&P”) improved its outlook on our company to stable from negative following the announcement about our planned capital actions discussed below.  Our ratings are discussed further below.

Earnings in 2009 will continue to be unfavorably impacted by the prior significant decline in the equity markets.  Due to these challenges, the capital markets had a significant effect on our segment income (loss) from operations and consolidated net income during the first six months of 2009.  In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.  During the second quarter of 2009, we experienced positive net flows across all of our businesses, more than double the amount of net flows experienced in the year ago quarter.  The markets impacted primarily the following areas:

Adequacy of Our Liquidity and Capital Positions

We are committed to managing our capital effectively.  The continued adequacy of our liquidity resources to meet requirements of our businesses and our holding company depends upon such factors as market conditions and our ability to access sources of liquidity.  In addition, market volatility impacts the level of capital required to support our businesses.

Given this dynamic and challenging environment, we have taken measures to prudently and actively manage our liquidity and capital positions.  As discussed in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities,” we issued $690 million of common stock and $500 million of senior notes during the second quarter of 2009 and issued preferred stock and a common stock warrant through the U.S. Treasury’s TARP CPP in July of 2009, as discussed below in “TARP CPP.”  Additionally, we announced on June 15, 2009, the sale of Lincoln UK (see Note 3).  These actions compliment our past actions of reducing the dividend on our common stock, suspending stock repurchase activity, restructuring the company to reduce overall expenses and entering into a reinsurance transaction to increase statutory capital for our primary insurance subsidiary.

Currently, we expect to meet the ongoing cash needs of the holding company for the foreseeable future as a result of the raising of $2.1 billion as part of several capital transactions and in combination with expense savings and asset sales described above.  See “Part II – Item 1A. Risk Factors” in this report for more information.

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

The following summarizes the ratings for LNC and our principal insurance subsidiaries as of the date of this filing:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
The Lincoln National Life Insurance Co. ("LNL")	A+	A+	A2	AA-
	(2nd of 16)	(5th of 21)	(6th of 21)	(4th of 21)

Lincoln Life & Annuity Co. of New York ("LLANY")	A+	A+	A2	AA-
	(2nd of 16)	(5th of 21)	(6th of 21)	(4th of 21)

First Penn-Pacific Life Insurance Co. ("FPP")	A+	A+	A2	A+
	(2nd of 16)	(5th of 21)	(6th of 21)	(5th of 21)

Debt Ratings
LNC
Long-term credit	a-	BBB	Baa2	A-
	(7th of 23)	(9th of 21)	(9th of 21)	(7th of 22)

Short-term credit	AMB-1	F2	P-2	A-2
	(2nd of 6)	(3rd of 7)	(2nd of 4)	(3rd of 10)

As a result of the execution of our approximately $2.1 billion capital raising, Moody’s, S&P and Fitch affirmed our senior secured debt, and short-term debt ratings and the financial strength ratings of LNL, LLANY and FPP.  All ratings are on outlook negative, with the exception of S&P, which is stable, as noted above.

All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or LNC can maintain these ratings.  Each rating should be evaluated independently of any other rating.

Earnings from Assets Under Management

Our asset-gathering segments – Retirement Solutions – Annuities, Retirement Solutions – Defined Contribution and Investment Management – are the most sensitive to the equity markets.  We discuss the earnings impact of the equity markets on account values, assets under management and the related asset-based earnings below in “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”  From December 31, 2008, to June 30, 2009 our assets under management were up $8.7 billion even though the daily average value of the S&P 500 Index® (“S&P 500”) decreased 6%.  However, our assets under management were down $30.7 billion from June 30, 2008, as a result of the equity markets.  Strong deposits during the first six months of 2009 have only helped to partially offset this impact, compared to the same period in 2008.  The effect of the negative equity markets on our assets under management that we experienced over the last twelve months will continue to dampen our earnings throughout 2009 even if the equity market returns become consistent with our long-term assumptions.  Accordingly, we may continue to report lower asset-based fees, higher DAC and VOBA amortization and higher reserves related to our GDB guarantees relative to expectations or prior periods.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists mostly of hedge funds and various limited partnership investments, to under-perform relative to our long-term return expectations, and we expect these assets to continue to under-perform at least in the short term.  During the second quarter of 2009, most of the unfavorable impact from these investments was related to audit adjustments from the completion of calendar-year financial statement audits of our investees.  These investments impact primarily our Insurance Solutions – Life Insurance segment and to a lesser extent our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  See “Consolidated Investments – Alternative Investments” for additional information on our investment portfolio and further discussion on the nature of the audit adjustments referred to above.

Variable Annuity Hedge Program Results

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in fair value of the embedded derivatives.  For the first six months of 2009, impacts of changes in interest rate risk favorably affected the net change in the fair value of the living benefit embedded derivative, excluding the effect of our NPR factors, and the change in fair value of the hedging derivatives.  The NPR factors used in the calculation of the embedded derivative liability are impacted by the change in the spreads of our credit default swaps (“CDS”) and the associated volume related to volatilities and interest rates adjusted for factors such as liquidity and the priority of our claims-paying rating and had an unfavorable effect on the overall result during the first six months of 2009.  These results are excluded from operating revenues and income from operations.  See “Realized Loss – Operating Realized Gain (Loss) – GLB” for information on our methodology for calculating the NPR factors.

We also offer variable products with death benefit guarantees.  As described in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits” in our 2008 Form 10-K, we use derivative instruments to attempt to hedge in the opposite direction of the impact to our associated reserves for movements in equity markets.  These results are excluded from income (loss) from operations.

Variable Annuity Business Model

In order to address the realities of the current market conditions in the variable annuity marketplace, in late January 2009, we introduced changes to our GLB riders including increased rider fees, reduced roll-up periods and tighter investment restrictions on new business and a large percentage of in-force account value.  Increased equity market implied volatility and falling interest rates have increased the cost of providing GLBs.  The January product changes reduce our exposure to equity market volatility and interest rate movements while compensating us for increasing costs to provide the benefits.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses which reduced net income by $71 million and $159 million for the three and six months ended June 30, 2009, and included credit related write-downs of securities for other-than-temporary impairments (“OTTI”) of $77 million and $155 million, respectively.  Although credit spreads remained wider as of June 30, 2009, compared to December 31, 2008, credit spreads have decreased, which resulted in a $2.2 billion decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of June 30, 2009.  Our unrealized losses are concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets has impacted asset values.  In addition, continued weakness in the economic environment could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Stimulus Legislation

In reaction to the recession, credit market illiquidity and global financial crisis experienced during the latter part of 2008 and into 2009, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (“ARRA”) which was signed into law on February 17, 2009, in an effort to restore liquidity to the U.S. credit markets and stimulate the U.S. economy.  The EESA defines financial institutions to include insurance companies and contains the TARP.  The ARRA and TARP authorized the purchase of “troubled assets” from financial institutions, including insurance companies.  Pursuant to the authority granted under the TARP, the U.S. Treasury also adopted the CPP, the Generally Available Capital Access Program and the Exceptional Financial Recovery Assistance Program.  Under the CPP, as currently adopted, bank and thrift holding companies may apply to the U.S. Treasury for the direct sale of preferred stock and warrants to the U.S. Treasury.  It remains unclear at this point, if and when the EESA and ARRA will restore sustained liquidity and confidence in the markets and its affect on the fair value of our invested assets.

TARP CPP

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana.  We contributed $10 million to the capital of Newton County Loan & Savings, FSB, and closed on the purchase on January 15, 2009.  On November 13, 2008, we filed an application to participate in the CPP that was established under the EESA.  On May 8, 2009, the U.S. Treasury granted us preliminary approval to participate in the CPP.  On July 10, 2009, we issued, in a private placement, $950 million of Series B preferred stock and a warrant for 13,049,451 shares of our common stock with an exercise price of $10.92 per share to the U.S. Treasury under the CPP.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” for more information about our preferred stock issuance.

Participation in the CPP subjects us to increased oversight by the U.S. Treasury.  The U.S. Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable statutes and to inspect our corporate books and records through our federal banking regulators.  In addition, the U.S. Treasury has the right to appoint two directors to our Board if we miss dividend payments for six dividend periods, whether or not consecutive, on the preferred stock.  Participation in the CPP may also subject us to increased Congressional scrutiny.

In connection with participating in the CPP, we registered as a savings and loan holding company, which subjects us to new legal and regulatory requirements, including minimum capital requirements, and subjects us to oversight, regulation and examination by the Federal Reserve.

We are also subject to certain restrictions, notably, limits on incentive compensation for certain executives and employees for the duration of the U.S. Treasury’s investment.  We are also subject to limits on increasing the dividend on our common stock and redeeming capital stock (unless the U.S. Treasury consents), both of which apply until the third anniversary of the U.S. Treasury’s investment unless we redeem the Series B preferred shares in whole or the U.S. Treasury transfers all of the Series B preferred stock to third parties.

The U.S. Treasury will not vote the Series B preferred stock or the common stock it may receive upon exercise of the warrant.  However, with respect to the Series B preferred stock, the U.S. Treasury would have class voting rights on the issuance of shares ranking senior to the Series B preferred stock, amendments to the rights of the Series B preferred stock or any merger, exchange or similar transaction that would adversely affect the rights of the Series B preferred stock.  If dividends on the Series B preferred stock are not paid in full for six dividend periods, whether or not consecutive, the Series B preferred stock will have the right, together with the holders of any other affected classes of future parity stock, voting as a single class, to elect two directors.

Under current CPP documentation, if we receive aggregate cash proceeds equal to not less than 100% of the aggregate liquidation preference of the Series B preferred stock sold to the U.S. Treasury from the sale of shares of common stock, perpetual preferred stock or any combination of such securities after the closing of our CPP transaction and on or prior to December 31, 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury will be reduced by half.  In addition, under current guidance, after redeeming the Series B preferred stock, we will have the right to repurchase the warrant for its appraised market value, and if we do not repurchase the warrant, the U.S. Treasury can liquidate the warrant.  In addition, we have granted the U.S. Treasury registration rights covering the shares of Series B preferred stock, the warrant and the shares of common stock issuable upon the exercise of the warrant.

Challenges and Outlook

For the remainder 2009, we expect major challenges to include:

•	Continuation of volatility in the capital markets, resulting in hedge breakage and possible additional erosion in variable account values;
•	Continuation of illiquid credit markets and impact on spreads and on other-than-temporary securities impairments;
•	Continuation of the low interest rate environment, which creates a challenge for our products that generate investment margin profits, such as fixed annuities and UL;
•
Possible additional intangible asset impairments, such as goodwill, if the financial performance of our reporting units deteriorates, our market capitalization remains below book value for a prolonged period of time or business valuation assumptions (such as discount rates and equity market volatility) deteriorate further;

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

•	Manage our expenses aggressively and utilize cost reduction initiatives along with continued financial and execution discipline throughout our operations; and
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

In the first quarter of 2009, all of our reporting units passed the Step 1 analysis, except for our Retirement Solutions – Annuities reporting unit, which required a Step 2 analysis to be completed.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill as determined by allocating the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.

Based upon our Step 2 analysis, we recorded a goodwill impairment of $600 million for the Retirement Solutions – Annuities reporting unit in the first quarter of 2009, which was attributable primarily to higher discount rates related to higher debt costs and equity market volatility, deterioration in equity markets and lower annuity sales.

There were no indicators of impairment as of June 30, 2009, due primarily to the continued improvement in the equity markets and lower discount rates during the second quarter of 2009.

Investments

Investment Valuation

We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.

Our primary third party pricing service has policies and processes to ensure that they are using objectively verifiable observable market data.  The pricing service regularly reviews the evaluation inputs for securities covered, including broker quotes, executed trades and credit information, as applicable.  If the pricing service determines it does not have sufficient objectively verifiable information about a security’s valuation, they discontinue providing a valuation for the security.  The pricing service regularly publishes and updates a summary of inputs used in their valuations by major security type.  In addition, we have policies and procedures in place to review the process that is utilized by the third party pricing service and the output that is provided to ensure we are in agreement with the output provided by the pricing service.  On a periodic basis, we test the pricing for a sample of securities to evaluate the inputs and assumptions used by the pricing service.  In addition, we perform a check on prices provided by our primary pricing service to ensure that they are not stale or unreasonable by reviewing the prices for unusual changes from period to period based on certain parameters or for lack of change from one period to the next.  If such anomalies in the pricing are observed, we verify the price provided by our pricing service with another pricing source.

As of June 30, 2009, we only obtained multiple prices for 99 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.

For certain available-for-sale and trading securities, such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”), we obtain a broker quote when sufficient information, such as security structure or other market information, is not available to produce an evaluation.  The brokers are asked to provide prices at which they believe they would trade the security; however, the inputs used by the brokers are unknown.  Broker-quoted securities are adjusted based solely on receipt of updated quotes from market makers or broker-dealers recognized as market participants.  Generally, the price for a security on this list is based on a quote from a single broker or market maker.  As of June 30, 2009, we used broker quotes for 319 securities as our final price source.

For additional information, see “Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2008 Form 10-K.

Adoption of FSP FAS No. 115-2 and 124-2 – Recognition and Presentation of Other-Than-Temporary-Impairments

We adopted Financial Accounting Standards Board Staff Position (“FSP”) FAS No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP FAS 115-2”) for our debt securities effective January 1, 2009.  The adoption of FSP FAS 115-2 required that an OTTI loss be separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors (“noncredit loss”), which is recognized in other comprehensive income (“OCI”).  In addition, FSP FAS 115-2 replaces the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery with the requirement that management assert that it does not have the intent to sell the security and that it is more likely than not that it will not be required to sell the security before recovery of its cost basis.

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  In accordance with FSP FAS 115-2, if we intend to sell a security and the market value of the security is below amortized cost, the amortized cost is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss), as this is deemed a credit-related event.  If we do not intend to sell a security but believe we will not recover a security’s amortized cost, the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss), as this is also deemed a credit-related event, and the remainder of the decline to fair value is recorded to OCI – unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) event.  The determination of our intent to sell a security is based upon whether we can assert that we do not have the intent to sell the security and if it is more likely than not that we will not be required to sell the security before recovery of the security’s cost basis.  In making this determination, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  The credit loss on a security is based upon our estimate of the decrease in expected cash flows or our best estimate of credit deterioration.

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

We recognized an OTTI loss of $144 million and $280 million for the three and six months ended June 30, 2009, of which $77 million and $155 million were recognized in net income on our Consolidated Statements of Income (Loss) related to credit losses and $67 million and $125 million were recognized in OCI on our Consolidated Statements of Stockholders’ Equity related to noncredit losses, respectively.  For additional details, see “Investments” below and Notes 2 and 5.

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

As of June 30, 2009, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of June 30, 2009, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the consolidated financial statements in our 2008 Form 10-K.

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

If we were to experience unfavorable capital markets as we did late in 2008, then we would expect greater liabilities associated with the contractual guarantees.  However, the relationship between the components of the guarantees, namely, the embedded derivatives accounted for under SFAS 133 and the insurance benefits accounted for under SOP 03-1, is not linear.  As the exposure to net amount at risk increases, the relative portion of the projected benefits that is accounted for under SOP 03-1 increases relative to the portion that is accounted for under SFAS 133.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative portion of the GLB features.  This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  As of June 30, 2009, the fair value of the embedded derivative liability, before adjustment for the NPR factors required by SFAS 157, for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were valued at $746 million, $350 million and $101 million, respectively.  See “Realized Loss – Operating Realized Gain (Loss) – GLB” for information on how we determine our NPR.

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

For more information on our GDB hedging strategy, see “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits” in our 2008 Form 10-K.

As of June 30, 2009, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $1.5 billion.  As of June 30, 2009, the sum of all GLB liabilities at fair value and GDB reserves was $1.4 billion, comprised of $1.2 billion for GLB liabilities and $0.2 billion for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $0.1 billion, which we believe indicates that the hedge strategy has performed well by providing funding for our best estimate of the present value of the liabilities related to our GLB and GDB features.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 36% of our variable annuity account values contain a GWB rider as of June 30, 2009.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of June 30, 2009, and June 30, 2008, 75% and 65%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of June 30, 2009, and June 30, 2008, was $4.0 billion and $894 million respectively.  Our exposure before reinsurance for these same periods was $4.5 billion and $1.0 billion, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $4.0 billion, net of reinsurance.  Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GWB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte Carlo simulations resulting in over 10 million scenarios are utilized to value the entire block of guarantees.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our GLB hedging results, see our discussion in “Realized Loss” below.

Income Taxes

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.  For additional information on our income taxes, see Note 7 in this report and Note 7 to the consolidated financial statements in our 2008 Form 10-K.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in this report and “Part I – Item 1. Business – Acquisitions and Dispositions” and Note 3 to the consolidated financial statements in our 2008 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results and assets under management (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Revenues
Insurance premiums	$542	$503	8%	$1,050	$993	6%
Insurance fees	689	792	-13%	1,393	1,560	-11%
Investment advisory fees	48	76	-37%	92	152	-39%
Net investment income	971	1,057	-8%	1,984	2,102	-6%
Realized loss:
Total other-than-temporary impairment
losses on securities	(221)	(100)	NM	(431)	(158)	NM
Portion of loss recognized in other
comprehensive income	103	-	NM	192	-	NM
Net other-than-temporary impairment
losses on securities recognized in earnings	(118)	(100)	-18%	(239)	(158)	-51%
Realized gain (loss), excluding other-than-
temporary impairment losses on securities	(323)	-	NM	(392)	23	NM
Total realized loss	(441)	(100)	NM	(631)	(135)	NM
Amortization of deferred gain on business sold
through reinsurance	18	19	-5%	37	38	-3%
Other revenues and fees	125	146	-14%	227	291	-22%
Total revenues	1,952	2,493	-22%	4,152	5,001	-17%
Benefits and Expenses
Interest credited	599	613	-2%	1,226	1,224	0%
Benefits	583	655	-11%	1,504	1,304	15%
Underwriting, acquisition, insurance and
other expenses	752	805	-7%	1,458	1,577	-8%
Interest and debt expense	61	65	-6%	61	140	-56%
Impairment of intangibles	(1)	175	NM	602	175	244%
Total benefits and expenses	1,994	2,313	-14%	4,851	4,420	10%
Income (loss) from continuing operations
before taxes	(42)	180	NM	(699)	581	NM
Federal income tax expense (benefit)	(41)	68	NM	(114)	187	NM
Income (loss) from continuing
operations	(1)	112	NM	(585)	394	NM
Income (loss) from discontinued
operations, net of federal income
taxes	(160)	13	NM	(155)	20	NM
Net income (loss)	$(161)	$125	NM	$(740)	$414	NM

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$437	$618	-29%	$1,036	$1,241	-17%
Defined Contribution	215	239	-10%	440	477	-8%
Total Retirement Solutions	652	857	-24%	1,476	1,718	-14%
Insurance Solutions:
Life Insurance	1,003	1,088	-8%	2,078	2,143	-3%
Group Protection	443	425	4%	864	824	5%
Total Insurance Solutions	1,446	1,513	-4%	2,942	2,967	-1%
Investment Management	92	125	-26%	173	245	-29%
Other Operations	91	110	-17%	177	227	-22%
Excluded realized loss, pre-tax	(330)	(113)	NM	(618)	(158)	NM
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	0%	2	2	0%
Total revenues	$1,952	$2,493	-22%	$4,152	$5,001	-17%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$65	$116	-44%	$139	$234	-41%
Defined Contribution	28	41	-32%	57	81	-30%
Total Retirement Solutions	93	157	-41%	196	315	-38%
Insurance Solutions:
Life Insurance	133	164	-19%	275	321	-14%
Group Protection	34	32	6%	59	58	2%
Total Insurance Solutions	167	196	-15%	334	379	-12%
Investment Management	5	15	-67%	6	27	-78%
Other Operations	(53)	(44)	-20%	(159)	(86)	-85%
Excluded realized loss, after-tax	(214)	(73)	NM	(401)	(103)	NM
Early extinguishment of debt	-	-	NM	42	-	NM
Income from reserve changes (net of related
amortization) on business sold through
reinsurance, after-tax	-	-	NM	-	1	-100%
Impairment of intangibles, after-tax	1	(139)	101%	(603)	(139)	NM
Income (loss) from continuing
operations, after-tax	(1)	112	NM	(585)	394	NM
Income (loss) from discontinued
operations, after-tax	(160)	13	NM	(155)	20	NM
Net income (loss)	$(161)	$125	NM	$(740)	$414	NM

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Deposits
Retirement Solutions:
Annuities	$2,635	$3,436	-23%	$4,832	$6,462	-25%
Defined Contribution	1,238	1,421	-13%	2,813	2,972	-5%
Insurance Solutions - Life Insurance	1,020	1,062	-4%	2,077	2,194	-5%
Investment Management	3,867	3,507	10%	8,997	8,229	9%
Consolidating adjustments (1)	(1,012)	(811)	-25%	(1,854)	(2,394)	23%
Total deposits	$7,748	$8,615	-10%	$16,865	$17,463	-3%

Net Flows
Retirement Solutions:
Annuities	$1,043	$1,589	-34%	$1,473	$2,770	-47%
Defined Contribution	329	237	39%	987	516	91%
Insurance Solutions - Life Insurance	540	677	-20%	1,097	1,327	-17%
Investment Management	74	(1,471)	105%	285	(2,638)	111%
Consolidating adjustments (1)	86	(24)	NM	143	(89)	261%
Total net flows	$2,072	$1,008	106%	$3,985	$1,886	111%

(1)	Consolidating adjustments represents the elimination of deposits and net flows on products affecting more than one segment.

	As of June 30,
	2009	2008	Change
Assets Under Management by Advisor
Investment Management:
External assets	$49,395	$66,696	-26%
Inter-segment assets	77,286	74,992	3%
Policy loans	2,897	2,849	2%
Assets administered through unaffiliated third parties	51,196	66,951	-24%
Total assets under management	$180,774	$211,488	-15%

Comparison of the Three Months Ended June 30, 2009 to 2008

Net income decreased due primarily to the following:

•	The $170 million loss on disposition of our Lincoln UK segment during the second quarter of 2009 (see Note 3 for additional information on the disposition of our discontinued operations);
•	Lower earnings from our variable annuity and mutual fund products and lower investment advisory fees as a result of declines in assets under management caused by decreases in the equity markets;
•
The overall unfavorable GLB net derivatives results, excluding unlocking, in the second quarter 2009, which was due to a reduction in the NPR component of the liability that is not included in the hedge program, partially offset by favorable hedge program effectiveness driven by strong underlying fund performance and by being modestly under hedged on interest rates as we adjust our hedge program to better align with statutory reserving (see “Realized Loss” below for more information on our GLB liability and derivative performance);

•
Lower net investment income attributable primarily to less favorable investment income on alternative investments, including investments supporting statutory surplus (“surplus investments”), due primarily to a deterioration of the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments) and higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield;

•
Higher benefits due primarily to an increase in our expected GDB benefit payments from the decline in account values below guaranteed levels attributable to unfavorable equity markets and the increase in reserves for products with secondary guarantees from continued growth in the business; and

•	An increase in realized losses on our AFS securities.

The decrease in net income was partially offset by the following:

•
A $139 million impairment of goodwill and our Federal Communications Commission (“FCC”) license intangible assets on our remaining radio clusters in the second quarter of 2008 attributable to declines in advertising revenues for the entire radio market;

•
A $23 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in the second quarter of 2009 due primarily to the decrease in the change in GDB reserves as a result of variable account growth, compared to a $4 million unfavorable retrospective unlocking in the second quarter of 2008 due primarily to lower premiums received and higher death claims, partially offset by higher investment income on alternative investments and prepayment and bond makewhole premiums than our model projections assumed; and

•
Lower underwriting, acquisition, insurance and other expenses due primarily to lower asset-based expenses as a result of declines in variable account values from a lower level of the equity markets for the second quarter of 2009, lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed and the implementation of several expense management initiatives, partially offset by restructuring charges related to many of these initiatives.

Comparison of the Six Months Ended June 30, 2009 to 2008

Net income decreased due primarily to the following:

•
Impairment of goodwill in the first quarter of 2009 of $600 million for Retirement Solutions – Individual Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales compared to $139 million of impairment of goodwill and our FCC license intangible assets on our remaining radio clusters in the second quarter of 2008  attributable to declines in advertising revenues for the entire radio market (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for additional information on our goodwill impairment); however, these non-cash impairments did not impact our liquidity and will not impact our future liquidity;

•	The $170 million loss on disposition of our Lincoln UK segment during the second quarter of 2009 (see Note 3 for additional information on the disposition of our discontinued operations);
•	Lower earnings from our variable annuity and mutual fund products and lower investment advisory fees as a result of declines in assets under management caused by decreases in the equity markets;
•
Higher benefits due primarily to an increase in our expected GDB benefit payments from the decline in account values below guaranteed levels attributable to unfavorable equity markets and the increase in reserves for products with secondary guarantees from continued growth in the business;

•
A $107 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees during the first six months of 2009 due primarily to the overall performance of our GLB derivative program (see “Realized Loss” below for more information on our GLB derivative performance) and the impact of lower equity market performance and higher lapses than our model projections assumed, compared to a $11 million unfavorable retrospective unlocking during the first six months of 2008 due primarily to lower premiums received and higher death claims than our model projections assumed and model adjustments on certain life insurance policies;

•
The overall unfavorable GLB net derivatives results, excluding unlocking, in the first six months of 2009, which was due to a reduction in the NPR component of the liability that is not included in the hedge program, partially offset by favorable hedge program effectiveness driven by strong underlying fund performance and by being modestly under hedged on interest rates as we adjust our hedge program to better align with statutory reserving (see “Realized Loss” below for more information on our GLB liability and derivative performance);

•
The $64 million unfavorable impact of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re in the first quarter of 2009, as discussed in “Reinsurance” below;

•	An increase in realized losses on our AFS securities; and

•
Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments due primarily to a deterioration of the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments) as well as holding higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield.

The decrease in net income was partially offset by the following:

•
Lower DAC and VOBA amortization, net of interest and excluding unlocking, and lower asset-based expenses due primarily to declines in variable account values from unfavorable equity markets during the first six months of 2009;

•	A $42 million gain in the first quarter of 2009 associated with the early extinguishment of long-term debt;
•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items;
•
Lower broker-dealer expenses due primarily to lower sales of non-proprietary products, lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed and the implementation of several expense initiatives, partially offset by restructuring charges related to many of these initiatives; and

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

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums (1)	$32	$19	68%	$60	$51	18%
Insurance fees	194	257	-25%	375	503	-25%
Net investment income	244	245	0%	484	493	-2%
Operating realized gain (loss) (2)	(102)	13	NM	(12)	23	NM
Other revenues and fees (3)	69	84	-18%	129	171	-25%
Total operating revenues	437	618	-29%	1,036	1,241	-17%
Operating Expenses
Interest credited	164	163	1%	325	325	0%
Benefits (2)	(57)	35	NM	112	87	29%
Underwriting, acquisition, insurance and other expenses	254	268	-5%	460	520	-12%
Total operating expenses	361	466	-23%	897	932	-4%
Income from operations before taxes	76	152	-50%	139	309	-55%
Federal income tax expense	11	36	-69%	-	75	-100%
Income from operations	$65	$116	-44%	$139	$234	-41%

(1)	Insurance premiums includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)
The segment’s benefit ratio unlocking of its SOP 03-1 reserves was $(116) million and $(25) million for the three and six months ended June 30, 2009, respectively, driven by variable account growth, as compared to $3 million and $15 million in the corresponding periods of 2008; however, this impact is offset within operating realized gain (loss) as discussed below.

(3)	Other revenues and fees consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of the Three Months Ended June 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets;
•
Lower net investment income attributable primarily to higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield by 33 basis points and a decline in investment income on surplus investments due primarily to less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information), partially offset by net flows for fixed annuities, including the fixed portion of variable;

•
Higher benefits, net of benefit ratio unlocking in operating realized gain (loss), due primarily to an increase in our expected GDB benefit payments from the decline in account values below guaranteed levels attributable to unfavorable equity markets; and

•
Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due to higher expenses attributable to our U.S. pension plans (see discussion in “Additional Segment Information” below) and our stock-based incentive compensation awards being granted during the second quarter of 2009 as these awards were granted during the first quarter of 2008, partially offset by lower account-value-based trail commissions related to the impact of unfavorable equity markets on account values.

The decrease in income from operations was partially offset by a reduction in federal income tax expense due primarily to the decrease in earnings as our separate account DRD was essentially flat period over period.

Comparison of the Six Months Ended June 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets;
•
Higher benefits, net of benefit ratio unlocking in operating realized gain (loss), due primarily to an increase in our expected GDB benefit payments from the decline in account values below guaranteed levels attributable to unfavorable equity markets;

•
Lower net investment income attributable primarily to higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield by 37 basis points and a decline in investment income on surplus investments due primarily to less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information), partially offset by higher average fixed account values due to favorable fixed net flows since June 30, 2008;

•
A $2 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first six months of 2009 due primarily to higher lapses, higher death benefit costs and the impact of lower equity market performance than our model projections assumed, compared to a $3 million favorable retrospective unlocking during the first six months of 2008 due primarily to the impact of higher equity market performance than our model projections assumed; and

•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products and lower earnings due to lower production levels.

The decrease in income from operations was partially offset by the following:

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items; and
•
Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, lower account value-based trail commissions and other expenses driven by the declines in our variable account values from unfavorable equity markets and the implementation of several expense management controls and practices that are focused on expense reduction initiatives.

Additional Segment Information

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity products with living benefit and death benefit guarantees.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2008 Form 10-K for a detailed discussion of our “prospective unlocking” process.

As a result of improvement in the capital markets and our recently executed capital plan, we expect to reduce our liquidity position by investing excess cash to a more historical normal level, which will improve our yields and levels of net investment income.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first six months of 2009, and the second half of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

Although the segment’s results during the first six months of 2009 were unfavorably impacted by declining account values and the economic environment, its overall net flows were strong in a challenging economic environment.  New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rates for our annuity products were 8% and 9% for the three and six months ended June 30, 2009, compared to 8% for the corresponding periods in 2008.  Although lapse rates for the six months ended June 30, 2009, have risen due primarily to the challenging economic environment, the overall increase is relatively moderate and still falls within pricing parameters.

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

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges.  Account values for these products, including the fixed portion of variable, were $7.1 billion as of June 30, 2009, with 67% already at their minimum guaranteed rates.  The average crediting rates for these products were approximately 37 basis points in excess of average minimum guaranteed rates.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” in our 2008 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” in this report.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Loss” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Insurance Fees
Mortality, expense and other assessments	$200	$257	-22%	$381	$503	-24%
Surrender charges	9	9	0%	18	19	-5%
DFEL:
Deferrals	(12)	(13)	8%	(23)	(25)	8%
Retrospective unlocking	(17)	1	NM	(9)	-	NM
Amortization, net of interest, excluding
unlocking	14	3	NM	8	6	33%
Total insurance fees	$194	$257	-25%	$375	$503	-25%

	As of June 30,
	2009	2008	Change
Account Values
Variable portion of variable annuities	$45,523	$55,855	-18%
Fixed portion of variable annuities	3,899	3,478	12%
Total variable annuities	49,422	59,333	-17%
Fixed annuities, including indexed	14,697	14,321	3%
Fixed annuities ceded to reinsurers	(1,065)	(1,255)	15%
Total fixed annuities	13,632	13,066	4%
Total account values	$63,054	$72,399	-13%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Averages
Daily variable account values, excluding the fixed
portion of variable	$43,828	$57,763	-24%	$41,445	$56,541	-27%

Daily S&P 500	893.53	1,371.26	-35%	852.32	1,360.21	-37%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$857	$2,065	-58%	$1,691	$3,931	-57%
Variable portion of variable annuity withdrawals	(950)	(1,229)	23%	(1,950)	(2,488)	22%
Variable portion of variable annuity net flows	(93)	836	NM	(259)	1,443	NM
Fixed portion of variable annuity deposits	878	878	-	1,638	1,734	-6%
Fixed portion of variable annuity withdrawals	(134)	(110)	-22%	(290)	(234)	-24%
Fixed portion of variable annuity net flows	744	768	-3%	1,348	1,500	-10%
Total variable annuity deposits	1,735	2,943	-41%	3,329	5,665	-41%
Total variable annuity withdrawals	(1,084)	(1,339)	19%	(2,240)	(2,722)	18%
Total variable annuity net flows	651	1,604	-59%	1,089	2,943	-63%
Fixed indexed annuity deposits	651	356	83%	1,018	574	77%
Fixed indexed annuity withdrawals	(187)	(102)	-83%	(401)	(186)	NM
Fixed indexed annuity net flows	464	254	83%	617	388	59%
Other fixed annuity deposits	249	137	82%	485	223	117%
Other fixed annuity withdrawals	(321)	(406)	21%	(718)	(784)	8%
Other fixed annuity net flows	(72)	(269)	73%	(233)	(561)	58%
Total annuity deposits	2,635	3,436	-23%	4,832	6,462	-25%
Total annuity withdrawals	(1,592)	(1,847)	14%	(3,359)	(3,692)	9%
Total annuity net flows	$1,043	$1,589	-34%	$1,473	$2,770	-47%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$5,733	$(744)	NM	$3,717	$(5,502)	168%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	582	797	-27%	1,140	1,476	-23%

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Realized Loss – Operating Realized Gain (Loss) – GLB” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$235	$224	5%	$458	$453	1%
Commercial mortgage loan prepayment and bond
makewhole premiums (1)	-	-	NM	1	1	0%
Alternative investments (2)	-	-	NM	(1)	(1)	0%
Surplus investments (3)	9	20	-55%	26	38	-32%
Broker-dealer	-	1	-100%	-	2	-100%
Total net investment income	$244	$245	0%	$484	$493	-2%

Interest Credited
Amount provided to contract holders	$172	$180	-4%	$343	$363	-6%
DSI deferrals	(19)	(26)	27%	(34)	(52)	35%
Interest credited before DSI amortization	153	154	-1%	309	311	-1%
DSI amortization:
Retrospective unlocking	(7)	-	NM	(2)	-	NM
Amortization, excluding unlocking	18	9	100%	18	14	29%
Total interest credited	$164	$163	1%	$325	$325	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.44%	5.88%	(44)	5.36%	5.86%	(50)
Commercial mortgage loan prepayment and
bond make whole premiums	0.01%	0.00%	1	0.01%	0.02%	(1)
Alternative investments	0.00%	-0.01%	1	-0.01%	-0.01%	-
Net investment income yield on reserves	5.45%	5.87%	(42)	5.36%	5.87%	(51)
Interest rate credited to contract holders (1)	3.63%	3.73%	(10)	3.73%	3.77%	(4)
Interest rate spread	1.82%	2.14%	(32)	1.63%	2.10%	(47)

(1)
During the second quarter of 2009, we corrected a first quarter of 2009 misclassification between benefits and interest credited that resulted in a decreased crediting rate for the second quarter of 2009.  This misclassification did not impact the results for the first six months of 2009.

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Other Information
Average invested assets on reserves	$17,249	$15,743	10%	$17,082	$15,729	9%
Average fixed account values, including the
fixed portion of variable	17,728	17,373	2%	17,453	17,343	1%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(582)	(797)	27%	(1,140)	(1,476)	23%
Net flows for fixed annuities, including the
fixed portion of variable	1,136	753	51%	1,732	1,327	31%

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

Benefits

Benefits for this segment include changes in reserves on immediate annuity account values driven by premiums, changes in reserves on GDBs and changes in the reserves for the SOP 03-1 portion of the GLB reserves.

The changes in reserves attributable to the segment’s benefit ratio unlocking of its SOP 03-1 reserves for GDB riders is offset in operating realized gain (loss).  See “Realized Loss – Operating Realized Gain (Loss) – GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Total expenses incurred, excluding broker-dealer	$239	$272	-12%	$440	$527	-17%
DAC and VOBA deferrals	(158)	(192)	18%	(286)	(364)	21%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	81	80	1%	154	163	-6%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	(77)	-	NM	(15)	-	NM
Amortization, net of interest, excluding unlocking	180	102	76%	185	180	3%
Broker-dealer expenses incurred	70	86	-19%	136	177	-23%
Total underwriting, acquisition, insurance
and other expenses	$254	$268	-5%	$460	$520	-12%

DAC and VOBA Deferrals
As a percentage of sales/deposits	6.0%	5.6%		5.9%	5.6%

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

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance fees	$45	$61	-26%	$85	$122	-30%
Net investment income	176	175	1%	351	346	1%
Operating realized loss (1)	(9)	-	NM	(1)	-	NM
Other revenues and fees	3	3	0%	5	9	-44%
Total operating revenues	215	239	-10%	440	477	-8%
Operating Expenses
Interest credited	112	107	5%	223	213	5%
Benefits (1)	(12)	-	NM	(4)	-	NM
Underwriting, acquisition, insurance and other
expenses	76	75	1%	147	152	-3%
Total operating expenses	176	182	-3%	366	365	0%
Income from operations before taxes	39	57	-32%	74	112	-34%
Federal income tax expense	11	16	-31%	17	31	-45%
Income from operations	$28	$41	-32%	$57	$81	-30%

(1)
The segment’s benefit ratio unlocking of its SOP 03-1 reserves was $(11) million and $(3) million for the three and six months ended June 30, 2009, respectively, driven by variable account growth, as compared to none in the corresponding periods of 2008; however, this impact is offset within operating realized gain (loss) as discussed below.

Comparison of the Three and Six Months Ended June 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•
Lower insurance fees driven primarily by lower average daily variable account values resulting from the unfavorable equity markets and an overall shift in business mix toward products with lower expense assessment rates; and

•
Higher interest credited driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed since the second quarter of 2008.

The decrease in income from operations for the six months ended June 30, 2009, was partially offset by the following:

•
Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, driven by the declines in our variable account values from unfavorable equity markets;

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items; and
•
Higher net investment income driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that has reduced our portfolio yield by 17 basis points and a decline in investment income on surplus investments due primarily to less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information).

Additional Segment Information

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and the calculations of the embedded derivatives and reserves for annuity products with living benefit and death benefit guarantees.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2008 Form 10-K for a detailed discussion of our “prospective unlocking” process.

As a result of improvement in the capital markets and our recently executed capital plan, we expect to reduce our liquidity position by investing excess cash to a more historical normal level, which will improve our yields and levels of net investment income.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first six months of 2009, and the second half of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rates for our annuity products were 12% for the three and six months ended June 30, 2009, compared to 13% and 15% for the corresponding periods in 2008.

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

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized loss, see “Realized Loss” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Insurance Fees
Annuity expense assessments	$39	$55	-29%	$73	$110	-34%
Mutual fund fees	5	5	0%	10	9	11%
Total expense assessments	44	60	-27%	83	119	-30%
Surrender charges	1	1	0%	2	3	-33%
Total insurance fees	$45	$61	-26%	$85	$122	-30%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Averages
Daily variable account values, excluding the
fixed portion of variable	$10,768	$16,892	-36%	$10,309	$16,766	-39%

Daily S&P 500	893.53	1,371.26	-35%	852.32	1,360.21	-37%

	As of June 30,
	2009	2008	Change
Account Values
Variable portion of variable annuities	$11,102	$16,195	-31%
Fixed portion of variable annuities	6,191	6,073	2%
Total variable annuities	17,293	22,268	-22%
Fixed annuities	5,879	5,221	13%
Total annuities	23,172	27,489	-16%
Mutual funds	8,155	7,552	8%
Total annuities and mutual funds	$31,327	$35,041	-11%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment (1):
Balance at beginning-of-period	$4,710	$7,218	-35%	$4,888	$7,798	-37%
Gross deposits	256	389	-34%	562	887	-37%
Withdrawals and deaths	(268)	(395)	32%	(534)	(964)	45%
Net flows	(12)	(6)	-100%	28	(77)	136%
Transfers between fixed and variable accounts	-	-	NM	(4)	(12)	67%
Investment increase and change in market value	536	74	NM	322	(423)	176%
Balance at end-of-period	$5,234	$7,286	-28%	$5,234	$7,286	-28%

Total Mid – Large Segment (1):
Balance at beginning-of-period	$9,920	$9,621	3%	$9,540	$9,463	1%
Gross deposits	757	748	1%	1,783	1,517	18%
Withdrawals and deaths	(234)	(299)	22%	(467)	(458)	-2%
Net flows	523	449	16%	1,316	1,059	24%
Transfers between fixed and variable accounts	(63)	(11)	NM	(76)	(40)	-90%
Investment increase and change in market value	1,045	(74)	NM	645	(497)	230%
Balance at end-of-period	$11,425	$9,985	14%	$11,425	$9,985	14%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$13,863	$17,924	-23%	$14,450	$18,797	-23%
Gross deposits	225	284	-21%	468	568	-18%
Withdrawals and deaths	(407)	(490)	17%	(824)	(1,034)	20%
Net flows	(182)	(206)	12%	(356)	(466)	24%
Transfers between fixed and variable accounts	-	-	NM	(1)	-	NM
Inter-segment transfer	-	-	NM	-	295	-100%
Investment increase and change in market value	987	52	NM	575	(856)	167%
Balance at end-of-period	$14,668	$17,770	-17%	$14,668	$17,770	-17%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$28,493	$34,763	-18%	$28,878	$36,058	-20%
Gross deposits	1,238	1,421	-13%	2,813	2,972	-5%
Withdrawals and deaths	(909)	(1,184)	23%	(1,825)	(2,456)	26%
Net flows	329	237	39%	988	516	91%
Transfers between fixed and variable accounts	(63)	(11)	NM	(81)	(52)	-56%
Inter-segment transfer	-	-	NM	-	295	-100%
Investment increase and change in market value	2,568	52	NM	1,542	(1,776)	187%
Balance at end-of-period (2)	$31,327	$35,041	-11%	$31,327	$35,041	-11%

(1)	On September 30, 2008, $653 million relating to the Lincoln Employee 401(k) Plan transferred from LINCOLN DIRECTORSM to LINCOLN ALLIANCE®.
(2)	Includes mutual fund account values. Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$375	$561	-33%	$800	$1,235	-35%
Variable portion of variable annuity withdrawals	(423)	(646)	35%	(842)	(1,479)	43%
Variable portion of variable annuity net flows	(48)	(85)	44%	(42)	(244)	83%
Fixed portion of variable annuity deposits	88	93	-5%	187	185	1%
Fixed portion of variable annuity withdrawals	(199)	(182)	-9%	(401)	(392)	-2%
Fixed portion of variable annuity net flows	(111)	(89)	-25%	(214)	(207)	-3%
Total variable annuity deposits	463	654	-29%	987	1,420	-30%
Total variable annuity withdrawals	(622)	(828)	25%	(1,243)	(1,871)	34%
Total variable annuity net flows	(159)	(174)	9%	(256)	(451)	43%
Fixed annuity deposits	341	187	82%	658	427	54%
Fixed annuity withdrawals	(155)	(198)	22%	(341)	(358)	5%
Fixed annuity net flows	186	(11)	NM	317	69	NM
Total annuity deposits	804	841	-4%	1,645	1,847	-11%
Total annuity withdrawals	(777)	(1,026)	24%	(1,584)	(2,229)	29%
Total annuity net flows	27	(185)	115%	61	(382)	116%
Mutual fund deposits	434	580	-25%	1,168	1,125	4%
Mutual fund withdrawals	(132)	(158)	16%	(241)	(227)	-6%
Mutual fund net flows	302	422	-28%	927	898	3%
Total annuity and mutual fund deposits	1,238	1,421	-13%	2,813	2,972	-5%
Total annuity and mutual fund
withdrawals	(909)	(1,184)	23%	(1,825)	(2,456)	26%
Total annuity and mutual fund
net flows	$329	$237	39%	$988	$516	91%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$1,448	$47	NM	$741	$(1,442)	151%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(19)	(58)	67%	(185)	(202)	8%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$172	$164	5%	$336	$324	4%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	-	1	-100%	-	2	-100%
Alternative investments (2)	(1)	(1)	0%	(1)	(2)	50%
Surplus investments (3)	5	11	-55%	16	22	-27%
Total net investment income	$176	$175	1%	$351	$346	1%

Interest Credited	$112	$107	5%	$223	$213	5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.79%	5.89%	(10)	5.74%	5.90%	(16)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.01%	0.05%	(4)	0.01%	0.04%	(3)
Alternative investments	-0.02%	-0.03%	1	-0.01%	-0.03%	2
Net investment income yield on reserves	5.78%	5.91%	(13)	5.74%	5.91%	(17)
Interest rate credited to contract holders	3.73%	3.80%	(7)	3.76%	3.80%	(4)
Interest rate spread	2.05%	2.11%	(6)	1.98%	2.11%	(13)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Other Information
Average invested assets on reserves	$11,787	$11,067	7%	$11,695	$10,978	7%
Average fixed account values, including the
fixed portion of variable	12,002	11,266	7%	11,888	11,191	6%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	19	58	-67%	185	202	-8%
Net flows for fixed annuities, including the
fixed portion of variable	75	(100)	175%	103	(138)	175%

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

Benefits

Benefits for this segment include changes in reserves on GDBs and changes in the reserves for the SOP 03-1 portion of GLB reserves.

The changes in reserves attributable to the segment’s benefit ratio unlocking of its SOP 03-1 reserves for GDB riders is offset in operating realized loss.  See “Realized Loss – Operating Realized Gain (Loss) – GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Total expenses incurred	$73	$74	-1%	$144	$150	-4%
DAC deferrals	(17)	(22)	23%	(35)	(45)	22%
Total expenses recognized before amortization	56	52	8%	109	105	4%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	(3)	-	NM	1	2	-50%
Amortization, net of interest, excluding unlocking	23	23	0%	37	45	-18%
Total underwriting, acquisition, insurance
and other expenses	$76	$75	1%	$147	$152	-3%

DAC Deferrals
As a percentage of annuity sales/deposits	2.1%	2.6%		2.1%	2.4%

Commissions and other costs, that vary with and are related primarily to the sale of annuity contracts, are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  For certain annuity contracts, trail commissions that are based upon account values are expensed as they are incurred rather than deferred and amortized.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as they are incurred.

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

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums	$93	$90	3%	$184	$176	5%
Insurance fees	450	474	-5%	932	934	0%
Net investment income	453	519	-13%	951	1,019	-7%
Amortization of deferred loss on business sold
through reinsurance	(1)	-	NM	(1)	-	NM
Other revenues and fees	8	5	60%	12	14	-14%
Total operating revenues	1,003	1,088	-8%	2,078	2,143	-3%
Operating Expenses
Interest credited	291	301	-3%	594	597	-1%
Benefits	323	305	6%	678	607	12%
Underwriting, acquisition, insurance and other
expenses	192	234	-18%	416	453	-8%
Total operating expenses	806	840	-4%	1,688	1,657	2%
Income from operations before taxes	197	248	-21%	390	486	-20%
Federal income tax expense	64	84	-24%	115	165	-30%
Income from operations	$133	$164	-19%	$275	$321	-14%

Comparison of the Three and Six Months Ended June 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•
Lower net investment income due primarily to unfavorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information);

•	An increase in benefits attributable primarily to an increase in reserves for products with secondary guarantees from continued growth in the business; and
•
The impact in the second quarter of 2009 of the coinsurance agreement discussed in “Additional Segment Information” below, which resulted in reductions in insurance fees, net investment income, interest credited, benefits, and underwriting, acquisition, insurance and other expenses.

The decrease in income from operations was partially offset by the following:

•
Lower underwriting, acquisition, insurance and other expenses due primarily to a decrease in DAC and VOBA amortization as a result of lower gross margins, attributable primarily to lower investment income on alternative investments; and

•
When comparing the six months ended June 30, 2009 to 2008, the decrease in income from operations was also partially offset by a reduction in federal income tax expense due primarily to favorable tax return true-ups in the first quarter of 2009.

Additional Segment Information

The coinsurance agreement that we entered into on March 31, 2009, resulted in a pre-tax deferred loss of $53 million, and approximately $2 million annually will be amortized into income from operations prospectively over 20 years.  As a result of this agreement, this segment’s income from operations will be reduced by approximately $7 million per quarter as a result of reductions in insurance fees, net investment income, interest credited and benefits that we had not experienced prior to the second quarter of 2009.  This unfavorable impact will be partially offset by an approximate $2 million increase to income from operations in Other Operations, as a result of having higher net investment income due to the transfer of assets from Insurance Solutions – Life Insurance attributable to its reduction in capital as a result of this coinsurance agreement; therefore, we expect our net impact from this transaction to our consolidated net income will be a reduction of $5 million per quarter.  See “Reinsurance” below for more information.

As of December 31, 2008, we released approximately $240 million of capital that had previously supported our UL products with secondary guarantees as a result of executing on a reinsurance transaction that resulted in the release of statutory reserves related to the Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”).  This reduction in capital lowered the level of assets supporting this business, as assets were transferred to Other Operations, and caused an approximate $4 million per quarter ongoing reduction in this segment’s net investment income.

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

As of June 30, 2009, 72% of interest-sensitive account values had crediting rates at contract guaranteed levels, and 15% had crediting rates within 50 basis points of contractual guarantees.  Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest; however, results for 2008 were muted given the economic conditions.

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA and DFEL and secondary guarantee life insurance product reserves.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2008 Form 10-K for a detailed discussion of our “prospective unlocking” process.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first six months of 2009, and the second half of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Insurance Fees
Mortality assessments	$320	$328	-2%	$664	$650	2%
Expense assessments	173	170	2%	351	341	3%
Surrender charges	27	17	59%	48	34	41%
DFEL:
Deferrals	(100)	(90)	-11%	(197)	(179)	-10%
Amortization, net of interest:
Retrospective unlocking	1	11	-91%	4	14	-71%
Amortization, net of interest, excluding
unlocking	29	38	-24%	62	74	-16%
Total insurance fees	$450	$474	-5%	$932	$934	0%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Sales by Product
UL:
Excluding MoneyGuard®	$85	$124	-31%	$188	$237	-21%
MoneyGuard®	14	12	0%	25	23	9%
Total UL	99	136	-27%	213	260	-18%
VUL	7	12	-42%	16	27	-41%
COLI and BOLI	5	13	-62%	16	41	-61%
Term/whole life	13	5	160%	24	11	118%
Total sales	$124	$166	-25%	$269	$339	-21%

Net Flows
Deposits	$1,020	$1,062	-4%	$2,077	$2,194	-5%
Withdrawals and deaths	(480)	(385)	-25%	(980)	(867)	-13%
Net flows	$540	$677	-20%	$1,097	$1,327	-17%

Contract holder assessments	$733	$692	6%	$1,458	$1,354	8%

	As of June 30,
	2009	2008	Change
Account Values
UL (1)	$24,502	$24,697	-1%
VUL (1)	3,843	5,623	-32%
Interest-sensitive whole life	2,277	2,283	0%
Total account values	$30,622	$32,603	-6%

In-Force Face Amount
UL and other (1)	$288,632	$303,607	-5%
Term insurance	238,901	234,109	2%
Total in-force face amount	$527,533	$537,716	-2%

(1)
Effective with the March 31, 2009, coinsurance agreement, UL and VUL account values were reduced by $938 million and $640 million, respectively, and UL and other face amount in force was reduced by $20.9 billion.

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

UL and VUL products with secondary guarantees represented approximately 38% of interest-sensitive life insurance in force as of June 30, 2009, and approximately 67%  and 70% of sales for the three and six months ended June 30, 2009.  AG38 imposes additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$486	$473	3%	$966	$947	2%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	4	9	-56%	4	13	-69%
Alternative investments (2)	(49)	14	NM	(53)	14	NM
Surplus investments (3)	12	23	-48%	34	45	-24%
Total net investment income	$453	$519	-13%	$951	$1,019	-7%

Interest Credited	$291	$301	-3%	$594	$597	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	6.03%	5.89%	14	5.93%	5.94%	(1)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.06%	0.14%	(8)	0.03%	0.09%	(6)
Alternative investments	-0.71%	0.21%	(92)	-0.38%	0.11%	(49)
Net investment income yield on reserves	5.38%	6.24%	(86)	5.58%	6.14%	(56)
Interest rate credited to contract holders	4.20%	4.36%	(16)	4.22%	4.36%	(14)
Interest rate spread	1.18%	1.88%	(70)	1.36%	1.78%	(42)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.96%	6.23%	(27)	5.98%	6.17%	(19)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.01%	0.00%	1	0.01%	0.06%	(5)
Alternative investments	-0.01%	-0.02%	1	-0.01%	-0.02%	1
Net investment income yield on reserves	5.96%	6.21%	(25)	5.98%	6.21%	(23)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$27,432	$26,627	3%	$27,715	$26,460	5%
Account values - universal and whole life (1)	27,359	26,853	2%	27,757	26,737	4%

Attributable to traditional products:
Invested assets on reserves	4,863	5,291	-8%	4,852	5,298	-8%

(1)
We experienced declines in our average calculations for invested assets on reserves and account values attributable to interest-sensitive products during the second quarter of 2009 as a result of the coinsurance agreement effective March 31, 2009, which reduced these balances by $927 million and $938 million, respectively, on that date.

A portion of the investment income earned for this segment is credited to contract holder accounts.  Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at an accelerated rate.  Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, including capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest-sensitive products.  The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves.  In addition, we exclude the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations.  Traditional products use interest income to build the policy reserves.  Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Benefits
Death claims direct and assumed	$537	$521	3%	$1,101	$1,077	2%
Death claims ceded	(246)	(233)	-6%	(488)	(472)	-3%
Reserves released on death	(92)	(87)	-6%	(195)	(192)	-2%
Net death benefits	199	201	-1%	418	413	1%
Change in reserves for products with
secondary guarantees	59	28	111%	111	54	106%
Change in reserves for products with
secondary guarantees - reinsurance	13	-	NM	33	-	NM
Other benefits (1)	52	76	-32%	116	140	-17%
Total benefits	$323	$305	6%	$678	$607	12%

Death claims per $1,000 of inforce	1.52	1.51	1%	1.59	1.55	3%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in reserves for our products with secondary guarantees.  The reserve for secondary guarantees is impacted by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  Additionally, we establish a reserve for reinsurance margin (reinsurance premiums paid less death benefit recoveries) and amortize this margin over the life of the expected insurance assessments for certain blocks of secondary guarantee UL business.  When we experience unfavorable mortality, particularly on higher face amount claims, our reinsurance recoveries can increase significantly and are deferred, which reduces the amount by which the expense for the direct claims are offset by reinsurance.  The reinsurance on our secondary guarantee UL business is excess of loss reinsurance, and this block has a large range of face amounts, both of which contribute to volatility in our actual experience of reinsurance recoveries as compared to our expectations.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Total expenses incurred	$275	$308	-11%	$595	$639	-7%
DAC and VOBA deferrals	(198)	(237)	16%	(422)	(483)	13%
Total expenses recognized before amortization	77	71	8%	173	156	11%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	6	17	-65%	18	26	-31%
Amortization, net of interest, excluding
unlocking	108	145	-26%	223	269	-17%
Other intangible amortization	1	1	0%	2	2	0%
Total underwriting, acquisition, insurance
and other expenses	$192	$234	-18%	$416	$453	-8%

DAC and VOBA Deferrals
As a percentage of sales	159.7%	142.8%		156.9%	142.5%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2009 and 2008, the increase is a result of incurred deferrable general and administrative expenses declining at a rate lower than sales.

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums	$413	$393	5%	$803	$763	5%
Net investment income	28	31	-10%	58	58	0%
Other revenues and fees	2	1	100%	3	3	0%
Total operating revenues	443	425	4%	864	824	5%
Operating Expenses
Interest credited	1	-	NM	1	-	NM
Benefits	292	287	2%	575	555	4%
Underwriting, acquisition, insurance and other
expenses	98	89	10%	197	179	10%
Total operating expenses	391	376	4%	773	734	5%
Income from operations before taxes	52	49	6%	91	90	1%
Federal income tax expense	18	17	6%	32	32	0%
Income from operations	$34	$32	6%	$59	$58	2%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Income from Operations by Product Line
Life	$13	$11	18%	$13	$21	-38%
Disability	20	20	0%	46	36	28%
Dental	(1)	-	NM	(3)	(1)	NM
Total non-medical	32	31	3%	56	56	0%
Medical	2	1	100%	3	2	50%
Total income from operations	$34	$32	6%	$59	$58	2%

Comparison of the Three and Six Months Ended June 30, 2009 to 2008

Income from operations for this segment increased due to the following:

•	More favorable total non-medical loss ratio experience, slightly below the low end of our expected range; and
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products.

The increase in income from operations was partially offset by the following:

•
An increase to underwriting, acquisition, insurance and other expenses due primarily to higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information) and the increase in paid premiums, partially offset by higher costs of investments in strategic initiatives associated with realigning our marketing and distribution structure in 2008; and

•
When comparing the three months ended June 30, 2009 to 2008, the increase in income from operations was also partially offset by lower net investment income driven by a decline in investment income on surplus investments due primarily to less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information).

During the first six months of 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  We attribute the recent favorable incidence and termination experience in our long-term disability line of business to be related, at least in part, to the impact of the challenging economic environment on our insureds.  Consequently, we expect to experience non-medical loss ratios over the remainder of this year at the low end of our historical expected range of 71% to 74%.  In addition, we experienced unfavorable life loss ratios in the first quarter of 2009 due primarily to adverse mortality experience, the one-time adjustment noted below and the downward effects of whole-case pricing on premium rates, all of which we do not expect to recur in future quarters.

Benefits included a one-time adjustment of $3 million in the first quarter of 2009 relating to unfavorable waiver claim reserves.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first six months of 2009, and the second half of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.

Management focuses on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claim experience is inherently uncertain.  As discussed further above, we expect favorable loss ratio experience over the remainder of this year.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Insurance Premiums by Product Line
Life	$147	$134	10%	$290	$267	9%
Disability	171	167	2%	345	330	5%
Dental	37	37	0%	75	74	1%
Total non-medical	355	338	5%	710	671	6%
Medical	58	55	5%	93	92	1%
Total insurance premiums	$413	$393	5%	$803	$763	5%

Sales	$60	$65	-8%	$114	$119	-4%

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

Net Investment Income

We use our interest income to build the associated policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Benefits and Interest Credited by Product Line
Life	$104	$97	7%	$220	$192	15%
Disability	107	111	-4%	210	221	-5%
Dental	32	30	7%	64	60	7%
Total non-medical	243	238	2%	494	473	4%
Medical	50	49	2%	82	82	0%
Total benefits and interest credited	$293	$287	2%	$576	$555	4%

Loss Ratios by Product Line
Life	70.3%	72.3%		75.8%	72.1%
Disability	62.4%	66.1%		60.8%	67.1%
Dental	86.1%	81.1%		85.2%	81.0%
Total non-medical	68.2%	70.2%		69.5%	70.6%
Medical	88.1%	88.6%		88.4%	88.2%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Total expenses incurred	$99	$93	6%	$202	$189	7%
DAC and VOBA deferrals	(12)	(13)	8%	(27)	(27)	0%
Total expenses recognized before amortization	87	80	9%	175	162	8%
DAC and VOBA amortization, net of interest	11	9	22%	22	17	29%
Total underwriting, acquisition, insurance
and other expenses	$98	$89	10%	$197	$179	10%

DAC and VOBA Deferrals
As a percentage of insurance premiums	2.9%	3.3%		3.4%	3.5%

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

Income from Operations

Details underlying the results for Investment Management (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Investment advisory fees – external	$48	$76	-37%	$91	$152	-40%
Investment advisory fees – inter-segment	20	21	-5%	40	41	-2%
Other revenues and fees	24	28	-14%	42	52	-19%
Total operating revenues	92	125	-26%	173	245	-29%
Operating Expenses
Underwriting, acquisition, insurance and other expenses	82	101	-19%	160	202	-21%
Income from operations before taxes	10	24	-58%	13	43	-70%
Federal income tax expense	5	9	-44%	7	16	-56%
Income from operations	$5	$15	-67%	$6	$27	-78%

Pre-tax operating margin (1)	11%	19%		8%	17%

(1)	The pre-tax operating margin is determined by dividing pre-tax income from operations by operating revenues and is calculated using whole dollars instead of dollars rounded to millions.

Comparison of the Three and Six Months Ended June 30, 2009 to 2008

Income from operations decreased due primarily to the following:

•	A reduction in investment advisory fees due to lower assets under management resulting primarily from unfavorable equity markets and the impact of negative net flows in 2008; and
•
A reduction in other revenues and fees attributable primarily to lower 12b-1 fees, administrative service fees and shareholder servicing revenue as a result of lower assets under management, partially offset by favorable seed capital results driven by favorable equity markets during the second quarter of 2009.

The decrease in income from operations was partially offset by lower asset-based expenses and the implementation of expense reduction initiatives.

Additional Segment Information

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

Investment Advisory Fees

Details underlying assets under management and net flows (in millions) were as follows:

	As of June 30,
	2009	2008	Change
Assets Under Management
Retail – equity	$13,984	$25,824	-46%
Retail – fixed	12,334	11,473	8%
Total retail	26,318	37,297	-29%

Institutional – equity	11,570	18,515	-38%
Institutional – fixed	11,507	10,884	6%
Total institutional	23,077	29,399	-22%

Inter-segment assets – retail and institutional	8,472	8,995	-6%
Inter-segment assets – general account	68,814	65,997	4%
Total inter-segment assets	77,286	74,992	3%
Total assets under management	$126,681	$141,688	-11%

Total Sub-Advised Assets, Included Above
Retail	$6,831	$13,651	-50%
Institutional	2,261	3,794	-40%
Total sub-advised assets	$9,092	$17,445	-48%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Flows – External (1)
Retail equity sales	$716	$1,042	-31%	$1,310	$2,535	-48%
Retail equity redemptions and transfers	(1,186)	(2,181)	46%	(2,713)	(4,796)	43%
Retail equity net flows	(470)	(1,139)	59%	(1,403)	(2,261)	38%
Retail fixed income sales	1,588	1,213	31%	2,967	2,588	15%
Retail fixed income redemptions and transfers	(1,080)	(894)	-21%	(2,162)	(1,872)	-15%
Retail fixed income net flows	508	319	59%	805	716	12%
Total retail sales	2,304	2,255	2%	4,277	5,123	-17%
Total retail redemptions and transfers	(2,266)	(3,075)	26%	(4,875)	(6,668)	27%
Total retail net flows	38	(820)	105%	(598)	(1,545)	61%
Institutional equity inflows	424	567	-25%	798	1,534	-48%
Institutional equity withdrawals and transfers	(459)	(848)	46%	(1,500)	(1,891)	21%
Institutional equity net flows	(35)	(281)	88%	(702)	(357)	-97%
Institutional fixed income inflows	594	310	92%	2,841	479	NM
Institutional fixed income withdrawals and transfers	(487)	(512)	5%	(1,080)	(1,086)	1%
Institutional fixed income net flows	107	(202)	153%	1,761	(607)	NM
Total institutional inflows	1,018	877	16%	3,639	2,013	81%
Total institutional redemptions and transfers	(946)	(1,360)	30%	(2,580)	(2,977)	13%
Total institutional net flows	72	(483)	115%	1,059	(964)	210%
Total sales/inflows	3,322	3,132	6%	7,916	7,136	11%
Total redemptions and transfers	(3,212)	(4,435)	28%	(7,455)	(9,645)	23%
Total net flows	$110	$(1,303)	108%	$461	$(2,509)	118%

(1)
Includes Delaware Variable Insurance Product funds.  Our insurance subsidiaries, as well as unaffiliated insurers, participate in these funds.  In addition, sales/inflows includes contributions, dividend reinvestments and transfers in kind, and redemptions/transfers includes dividends and capital gain distributions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Flows – Inter-Segment (1)
Total sales/inflows (2)	$545	$375	45%	$1,081	$1,093	-1%
Total redemptions and transfers (3)	(581)	(543)	-7%	(1,257)	(1,222)	-3%
Total net flows	$(36)	$(168)	79%	$(176)	$(129)	-36%

(1)	Includes net flows from retail and institutional. Excludes general account inflows and transfers because we do not consider these to be net flows.
(2)	Includes contributions, dividend reinvestments and transfers in kind.
(3)	Includes dividends and capital gains distributions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Other Information
Average daily S&P 500	893.53	1,371.26	-35%	852.32	1,360.21	-37%
Impact of dividends and interest and change in
market value on assets under management	$5,698	$(1,375)	NM	$2,755	$(7,029)	139%

Investment advisory fees are generally a function of the rates priced into the product and our average assets under management, which are driven by net flows and capital markets.  Investment advisory fees – external includes amounts that are ultimately paid to sub-advisors for managing the sub-advised assets.  The amounts paid to sub-advisors are generally included in the segment’s expenses.

Investment advisory fees – inter-segment consists of fees for asset management services this segment provides to Retirement Solutions and Insurance Solutions for managing general account assets supporting fixed income products, surplus and separate account assets.  These inter-segment amounts are not reported on our Consolidated Statements of Income (Loss) as they are eliminated along with the associated expenses incurred by Retirement Solutions and Insurance Solutions.  Retirement Solutions and Insurance Solutions report the cost as a reduction to net investment income, which is the same methodology that would be used if these services were provided by an external party.

Other Revenues and Fees

Other revenues and fees consists primarily of revenues generated from shareholder and administrative services, 12b-1 fees and the results from seed capital investments.  The distribution expenses paid to brokers that sell affiliated mutual funds shares are classified within underwriting, acquisition, insurance and other expenses.  Seed capital investments are important to establishing a track record for products that will later be sold to investors.  These investments are valued at market value each reporting period and the change in market value impacts other revenues.  During the second quarter of 2009, this segment began hedging the majority of the equity exposure of its seed capital investments with a total return swap, which expires in October 2009.

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries, investments in media properties and other corporate investments, benefit plan net assets, the unamortized deferred gain on indemnity reinsurance, which was sold to Swiss Re in 2001, external debt and business sold through reinsurance.  We are actively managing our remaining radio station clusters to maximize performance and future value.  Other Operations also includes the Institutional Pension business, which is a closed block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off, and the results of certain disability income business due to the rescission of this business previously sold to Swiss Re.

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums	$3	$2	50%	$3	$3	0%
Net investment income	70	87	-20%	139	186	-25%
Amortization of deferred gain on business
sold through reinsurance	18	18	0%	37	37	0%
Media revenues (net)	19	23	-17%	34	45	-24%
Other revenues and fees	1	1	0%	4	(3)	233%
Inter-segment elimination of investment
advisory fees	(20)	(21)	5%	(40)	(41)	2%
Total operating revenues	91	110	-17%	177	227	-22%
Operating Expenses
Interest credited	31	42	-26%	82	86	-5%
Benefits	36	29	24%	143	57	151%
Media expenses	13	15	-13%	26	31	-16%
Other expenses	57	48	19%	91	85	7%
Interest and debt expenses	61	65	-6%	126	140	-10%
Inter-segment elimination of investment
advisory fees	(20)	(21)	5%	(40)	(41)	2%
Total operating expenses	178	178	0%	428	358	20%
Loss from operations before taxes	(87)	(68)	-28%	(251)	(131)	-92%
Federal income tax benefit	(34)	(24)	-42%	(92)	(45)	NM
Loss from operations	$(53)	$(44)	-20%	$(159)	$(86)	-85%

Comparison of the Three Months Ended June 30, 2009 to 2008

Loss from operations for this segment increased due primarily to the following:

•
Higher other expenses attributable primarily to restructuring charges of $19 million in the second quarter of 2009 related to expense reduction initiatives that are discussed further below, partially offset by higher merger-related expenses in the second quarter of 2008 as a result of higher system integration work related to our administrative systems;

•
Lower net investment income from a reduction in invested assets driven by transfers to other segments for other-than-temporary impairments and dividends paid to stockholders as these items exceeded the distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt, and lower dividend income from our holdings of Bank of America common stock due to dividend rate cuts, partially offset by proceeds from our common stock issuance in the second quarter of 2009;

•	Unfavorable results of our run-off disability income business due primarily to the rescission of the Swiss Re reinsurance agreement discussed below; and
•	Lower media earnings related primarily to the general weakening of the U.S economy causing substantial declines in revenues throughout the radio market.

The increase in loss from operations was partially offset by lower interest and debt expenses as a result of a decline in interest rates that affect our variable rate borrowings and lower average balances of outstanding debt in the current period.

Comparison of the Six Months Ended June 30, 2009 to 2008

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

•
Higher other expenses attributable primarily to restructuring charges of $22 million during the first six months of 2009 related to expense reduction initiatives that are discussed further below, partially offset by higher merger-related expenses during the first six months of 2008 as a result of higher system integration work related to our administrative systems and relocation costs in the first quarter of 2008 associated with the move of our corporate office;

•
Lower net investment income from a reduction in invested assets driven by transfers to other segments for other-than-temporary impairments and dividends paid to stockholders as these items exceeded the distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt, and lower dividend income from our holdings of Bank of America common stock due to dividend rate cuts partially offset by proceeds from our common stock issuance in the second quarter of 2009;

•	Lower media earnings related primarily to the general weakening of the U.S economy causing substantial declines in revenues throughout the radio market; and
•	Unfavorable results of our run-off disability income business due primarily to the rescission discussed above.

The increase in loss from operations was partially offset by lower interest and debt expenses as a result of a decline in interest rates that affect our variable rate borrowings and lower average balances of outstanding debt in 2009.

Additional Segment Information

We expect lower media earnings in 2009 than was experienced in 2008, as our customers have reduced their advertising expenses in response to the economic conditions.

We expect lower investment income in 2009 as compared to 2008 due to lower dividend income from our holdings of Bank of America common stock as it announced dividend rate cuts during the latter part of 2008 and early 2009, partially offset by higher investment income of $2 million per quarter prospectively related to the coinsurance agreement that we entered into on March 31, 2009 (see “Results of Insurance Solutions – Insurance Solutions – Life Insurance” and “Reinsurance” for more information) and by the net investment income earned on the proceeds received from the issuance of common stock and debt during the second quarter of 2009 and preferred stock and a common stock warrant in July 2009, which is discussed in more detail below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities.”

The inclusion of run-off disability income business results within Other Operations due to the rescission of the Swiss Re reinsurance agreement mentioned above may create volatility in earnings going forward.  As part of our transition plan related to the rescission, we expect to complete a reserve study to determine whether or not reserves are adequate to cover contract holder obligations.  The completion of this study could result in an adjustment to the reserves that we have assumed from Swiss Re pursuant to the rescission agreement.

Sustained market volatility and the challenging economic environment continue to put pressure on many industries and companies, including our own.  After reviewing the impact of this difficult economy on our anticipated sales and business activities, we initiated actions in the fourth quarter of 2008 to streamline operations, reduce expenses and ensure that staffing levels were aligned with expected business activity.  Additionally, we initiated a second expense reduction initiative in April 2009, as discussed below.  We focused on reducing the workforce, reducing capital spending and addressing corporate-wide discretionary spending.

As a result of shrinking revenues due to the impact of unfavorable equity markets on our asset management businesses and a reduction in sales volumes caused by the unfavorable economic environment, we launched further initiatives to reduce expenses, including a 12% workforce reduction that was substantially completed in April of 2009, that we believe will improve our capital position and preserve profits.  The restructuring costs associated with these layoffs are included in other expenses within Other Operations.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Other Expenses
Merger-related expenses	$4	$16	-75%	$11	$31	-65%
Restructuring charges for expense initiatives	29	-	NM	34	-	NM
Branding	4	11	-64%	9	18	-50%
Retirement Income Security Ventures	2	2	0%	4	4	0%
Taxes, licenses and fees	1	1	0%	2	3	-33%
Other	17	18	-6%	31	29	7%
Total other expenses	$57	$48	19%	$91	$85	7%

Other in the table above includes expenses that are corporate in nature including charitable contributions, certain litigation reserves, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations, excluding those associated with our inter-segment investment advisory fees.

Merger-related expenses were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives.  Although these actions were substantially completed in the first half of 2009, we expect to incur up to $10 million of merger-related expenses during the remainder of 2009.  Our current estimate of the cumulative integration expenses is approximately $215 million to $225 million, pre-tax, and excludes amounts capitalized or recorded as goodwill.

Starting in December 2008, we implemented a restructuring plan in response to the current economic downturn and sustained market volatility, which focused on reducing expenses.  During the fourth quarter of 2008, we recorded a pre-tax charge of $8 million.  The expenses associated with this initiative are reported in restructuring charges for expense initiatives above.  We expect our cumulative pre-tax charges to amount to approximately $43 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

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

REALIZED LOSS

Details underlying realized loss, after-DAC (1) (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
Pre-Tax	2009	2008	Change	2009	2008	Change
Operating realized gain (loss):
Indexed annuity net derivatives results	$-	$-	NM	$-	$(2)	100%
GLB	3	10	-70%	19	16	19%
GDB	(114)	3	NM	(32)	9	NM
Total operating realized gain (loss)	(111)	13	NM	(13)	23	NM
Realized loss related to certain investments	(158)	(117)	-35%	(308)	(158)	-95%
Gain (loss) on certain reinsurance derivative/
trading securities	(9)	1	NM	12	2	NM
GLB net derivatives results	(141)	2	NM	(272)	(5)	NM
GDB derivatives results	(28)	(3)	NM	(59)	(8)	NM
Indexed annuity forward-starting option	3	2	50%	4	7	-43%
Gain on sale of subsidiaries/businesses	3	2	50%	5	4	25%
Total excluded realized loss	(330)	(113)	NM	(618)	(158)	NM
Total realized loss	$(441)	$(100)	NM	$(631)	$(135)	NM

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
After-Tax	2009	2008	Change	2009	2008	Change
Operating realized gain (loss):
Indexed annuity net derivatives results	$-	$-	NM	$-	$(1)	100%
GLB	2	7	-71%	12	10	20%
GDB	(74)	2	NM	(21)	6	NM
Total operating realized gain (loss)	(72)	9	NM	(9)	15	NM
Realized loss related to certain investments	(103)	(75)	-37%	(200)	(103)	-94%
Gain (loss) on certain reinsurance derivative/
trading securities	(6)	1	NM	8	1	NM
GLB net derivatives results	(91)	1	NM	(176)	(3)	NM
GDB derivative results	(18)	(2)	NM	(39)	(5)	NM
Indexed annuity forward-starting option	2	1	100%	3	4	-25%
Gain on sale of subsidiaries/businesses	2	1	100%	3	3	0%
Total excluded realized loss	(214)	(73)	NM	(401)	(103)	NM
Total realized loss	$(286)	$(64)	NM	$(410)	$(88)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

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

For information on our counterparty exposure see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Six Months ended June 30, 2009 to 2008

GLB net derivative results declined due primarily to the NPR component of the liability being unfavorable in 2009 attributable to a reduction in the liability and to a lesser extent the decline in the NPR factors when compared to the corresponding NPR factors in place for the beginning balances (i.e., March 31, 2009, and December 31, 2008).  This decline was partially offset by favorable changes in the hedge program effectiveness attributable primarily to impacts of changes in interest rate risk.  See “GLB Net Derivative Results” below for a discussion of how our NPR adjustment is determined.

The unfavorable net GDB derivative results were driven primarily by sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items.

The loss for the three months ended June 30, 2009, and the gain for the first six months of 2009 on reinsurance derivative/trading securities was due primarily to the rescission of the Swiss Re indemnity reinsurance agreement covering certain disability income business, whereby we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  This release of the embedded derivative liability increased net income by approximately $31 million.  Since the rescission, this line item is impacted by market conditions as we now have trading securities that are no longer related to an embedded derivative due to the rescission. For more information, see “Reinsurance” below and Note 11.

For a discussion of the increase in realized losses on certain investments, see “Consolidated Investments – Realized Loss Related to Investments” below.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$(19)	$31	163%	$(2)	$126	102%
Change in fair value of embedded derivatives	20	(32)	NM	2	(130)	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(1)	1	NM	-	2	-100%
Total indexed annuity net derivatives results	-	-	NM	-	(2)	100%
GLB
Pre-DAC (1) amount	4	17	-76%	27	33	-18%
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	1	3	-67%	10	3	233%
Amortization, excluding unlocking	(2)	(10)	80%	(18)	(20)	10%
Total GLB	3	10	-70%	19	16	19%
GDB
Pre-DAC (1) amount	(131)	4	NM	(35)	16	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	(64)	1	NM	(21)	1	NM
Amortization, excluding unlocking	81	(2)	NM	24	(8)	NM
Total GDB hedge cost	(114)	3	NM	(32)	9	NM

Total Operating Realized Gain (Loss)	$(111)	$13	NM	$(13)	$23	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

Operating realized gain (loss) includes the following:

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

GLB

Our GWB, GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157.  We weight these features and their associated reserves accordingly based on their hybrid nature.  For our GLBs that meet the definition of an embedded derivative under SFAS 133, we record them at fair value with changes in fair value recorded in realized loss on our Consolidated Statements of Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

Our methodology for calculating the NPR component of the liability utilizes an extrapolated 30-year NPR spread curve applied to each of the durational expected cash flows.  We utilize a model based on our holding company’s CDS spreads adjusted for factors, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply factors, such as the impact of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Our CDS spreads as illustrated by the spread of our 10-year CDS used in the computation of our NPR factors at June 30, 2009, March 31, 2009, and December 31, 2008, were 5.52%, 23.25% and 6.34%, respectively.  The corresponding NPR factors at June 30, 2009, March 31, 2009, and December 31, 2008, for the 10-year point was 0.82%, 1.49% and 1.23%, respectively.

For the quarter ended March 31, 2009, there was significant widening of our CDS spreads.  We compared our CDS spreads to those of our peer companies with similar holding company ratings and determined that our company specific spreads were significantly wider due to the market’s concerns over our holding company liquidity.  As a result, we reduced the spreads used in the calculation of our NPR factors to be in line with our peers.  Therefore, the starting point for our spreads was reduced over the entire term structure with the 10-year at 8.45%.

The reduction in the derivative liability from the application of the NPR factors:  at June 30, 2009, was $125 million, or approximately 10% of the unadjusted liability of $1.2 billion; at March 31, 2009, the reduction was $459 million, or approximately 15% of the unadjusted liability of $3.1 billion; and at December 31, 2008, the reduction was $514 million or approximately 15% of the unadjusted liability of $3.4 billion.

The $334 million change in the NPR component of the liability from March 31, 2009, to June 30, 2009, was primarily attributable to a $1.9 billion reduction in the unadjusted liability, with approximately $20 million of the change in NPR component attributable to a change in the NPR factors.  Under our approach and factoring in the range of CDS spreads observed over the last three quarters, we estimate that the component of the liability recorded for NPR should range from 10% to 20% of the unadjusted liability calculated before the application of the NPR factors.  However, changing market conditions could cause this relationship to deviate significantly. Sensitivity within this range is primarily a result of volatility in our CDS spread and the slope of the CDS spread term structure.

We include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain and include the net valuation premium of the GLB attributed rider fees in excluded realized (loss).  For our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.

We also include the change in the fair value of the derivatives that offsets the benefit ratio unlocking of our SOP 03-1 reserves on our GLB riders.  These changes in reserves attributable to Retirement Solutions’ benefit ratio unlocking of its SOP 03-1 reserves for GLB riders and associated amortization of DAC, VOBA, DSI and DFEL is offset in benefits within income from operations.  This approach excludes the benefit ratio unlocking from income from operations according to our definition of income from operations and instead reflects it within GLB net derivatives results, a component of excluded realized (loss).  On our Consolidated Statements of Income (Loss), the benefit ratio unlocking is reported within benefits.

GDB

GDB represents the change in the fair value of the derivatives that offsets the benefit ratio unlocking of our SOP 03-1 reserves on our GDB riders, including our expected cost of the hedging instruments.  These changes in reserves attributable to Retirement Solutions’ benefit ratio unlocking of its SOP 03-1 reserves for GDB riders and associated amortization of DAC, VOBA, DSI and DFEL is offset in benefits within income from operations.  This approach excludes the benefit ratio unlocking from income from operations according to our definition of income from operations and instead reflects it within GDB derivatives results, a component of excluded realized (loss).  On our Consolidated Statements of Income (Loss), the benefit ratio unlocking is reported within benefits.

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

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$27	$20	35%	$50	$36	39%
Change in reserves hedged	1,977	213	NM	2,211	(161)	NM
Change in market value of derivative assets	(1,846)	(246)	NM	(2,144)	69	NM
Hedge program effectiveness (ineffectiveness)	131	(33)	NM	67	(92)	173%
Change in reserves not hedged (NPR component)	(333)	17	NM	(388)	109	NM
Change in derivative assets not hedged (NPR component)	17	-	NM	5	-	NM
Change in SOP 03-1 reserve not hedged	13	-	NM	6	-	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(81)	(1)	NM	(142)	10	NM
Amortization, excluding unlocking	85	(1)	NM	130	(35)	NM
Loss from the initial impact of adopting
SFAS 157, after-DAC (2)	-	-	NM	-	(33)	100%
Total GLB net derivatives results	$(141)	$2	NM	$(272)	$(5)	NM

GDB Derivatives Results
Benefit ratio unlocking of SOP 03-1 reserves	$131	$(4)	NM	$35	$(16)	NM
Change in fair value of derivatives, excluding
expected cost of hedging instruments	(163)	-	NM	(106)	2	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(14)	(1)	NM	(31)	(1)	NM
Amortization, excluding unlocking	18	2	NM	43	7	NM
Total GDB derivatives results	$(28)	$(3)	NM	$(59)	$(8)	NM

(1)	Related primarily to the emergence of gross profits.
(2)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the fair value of the embedded derivative liabilities of our GLB products and the change in the fair value of the derivative instruments we own to hedge.  This includes the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both insurance benefits accounted for under SOP 03-1 and embedded derivatives accounted for under SFAS 133 and SFAS 157.  The SOP 03-1 component is calculated in a manner consistent with our GDB.  We weight these features and their associated reserves accordingly based on their hybrid nature.  For the GLB guarantees in our variable annuity products that are considered embedded derivatives, we record them on our Consolidated Balance Sheets at fair value under SFAS 133 and SFAS 157.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for GLBs.  The change in fair value of these derivative instruments is designed to generally offset the change in fair value of the embedded derivatives.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the impact of the change in the liability related to the NPR required under SFAS 157.  We do not attempt to hedge the change in the NPR component of the liability.  The impact of the change in NPR has had the effect of reducing our GLB liabilities on our balance sheet by $125 million since the adoption of SFAS 157 on January 1, 2008.  See above for information regarding the effect of the NPR on the GLB net derivatives results for the three and six months ended June 30, 2009 and 2008.  For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.  For additional information on our hedge program see “Reinsurance” below.

Our GLB net derivatives results also include the benefit ratio unlocking of SOP 03-1 reserves on our GLB riders.  The benefit ratio unlocking of SOP 03-1 reserves for GLB riders is offset in GLB operating realized gain (loss).  See “GLB” above for additional information.

GDB Derivatives Results

Our GDB derivatives results represent the net difference between the benefit ratio unlocking of SOP 03-1 reserves on our GDB riders and the change in the fair value of the derivative instruments we own to hedge the benefit ratio unlocking, excluding our expected cost of the hedging instruments.  The benefit ratio unlocking of SOP 03-1 reserves for GDB riders is offset in GDB operating realized gain (loss).  See “GDB” above for additional information.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts	$8	$4	100%	$9	$(6)	250%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(5)	(2)	NM	(5)	3	NM
Gain from the initial impact of adopting
SFAS 157, after-DAC (1)	-	-	NM	-	10	-100%
Total	$3	$2	50%	$4	$7	-43%

(1)	DAC refers to the associated amortization of expense of DAC, VOBA, DSI and DFEL.

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

Gain on Sale of Subsidiaries/Businesses

See “Fixed Income Investment Management Business” in Note 3 of our 2008 Form 10-K for details.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Investments
AFS securities:
Fixed maturity	$55,050	$48,141	78.1%	72.3%
Equity	236	254	0.3%	0.4%
Trading securities	2,317	2,333	3.3%	3.5%
Mortgage loans on real estate	7,468	7,715	10.6%	11.6%
Real estate	159	125	0.2%	0.2%
Policy loans	2,897	2,921	4.1%	4.4%
Derivative instruments	1,234	3,397	1.7%	5.1%
Alternative investments	699	776	1.0%	1.2%
Other investments	488	848	0.7%	1.3%
Total investments	$70,548	$66,510	100.0%	100.0%

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

	As of June 30, 2009
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Corporate bonds:
Financial services	$8,420	$80	$827	$7,673	13.8%
Basic industry	2,262	40	179	2,123	3.9%
Capital goods	2,899	67	124	2,842	5.2%
Communications	2,924	99	109	2,914	5.3%
Consumer cyclical	2,891	75	189	2,777	5.0%
Consumer non-cyclical	5,351	206	79	5,478	10.0%
Energy	4,134	137	87	4,184	7.6%
Technology	1,100	33	19	1,114	2.0%
Transportation	1,165	24	75	1,114	2.0%
Industrial other	712	18	19	711	1.3%
Utilities	8,618	230	273	8,575	15.6%
Asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs") and credit-linked notes ("CLNs")	749	3	444	308	0.6%
Commercial real estate ("CRE") CDOs	56	-	29	27	0.0%
Credit card	180	-	20	160	0.3%
Home equity	1,166	-	588	578	1.0%
Manufactured housing	142	1	30	113	0.2%
Auto loan	122	1	-	123	0.2%
Other	197	8	10	195	0.4%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	2,520	16	542	1,994	3.6%
Collateralized mortgage obligations ("CMOs"):
Agency backed	4,712	248	27	4,933	9.0%
Non-agency backed	1,865	3	663	1,205	2.2%
Mortgage pass-throughs ("MPTS"):
Agency backed	1,644	50	7	1,687	3.1%
Non-agency backed	133	-	33	100	0.2%
Municipals:
Taxable	809	11	13	807	1.5%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	1,052	91	28	1,115	2.0%
Foreign	1,177	38	81	1,134	2.1%
Hybrid and redeemable preferred stock	1,564	8	509	1,063	1.9%
Total fixed maturity AFS securities	58,567	1,487	5,004	55,050	100.0%
Equity AFS Securities	400	9	173	236
Total AFS securities	58,967	1,496	5,177	55,286
Trading Securities (1)	2,294	199	176	2,317
Total AFS and trading securities	$61,261	$1,695	$5,353	$57,603

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	% Fair
	Cost	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Corporate bonds:
Financial services	$8,199	$68	$1,210	$7,057	14.6%
Basic industry	2,241	15	353	1,903	4.0%
Capital goods	2,660	34	222	2,472	5.1%
Communications	2,580	43	221	2,402	5.0%
Consumer cyclical	2,865	33	459	2,439	5.1%
Consumer non-cyclical	4,254	87	206	4,135	8.6%
Energy	2,949	47	246	2,750	5.7%
Technology	766	9	71	704	1.5%
Transportation	1,219	20	119	1,120	2.3%
Industrial other	715	16	37	694	1.4%
Utilities	8,186	103	677	7,612	15.8%
ABS:
CDOs and CLNs	796	7	630	173	0.4%
CRE CDOs	60	-	23	37	0.1%
Credit card	165	-	73	92	0.2%
Home equity	1,107	1	411	697	1.4%
Manufactured housing	148	2	28	122	0.3%
Other	196	1	18	179	0.4%
CMBS:
Non-agency backed	2,535	9	625	1,919	4.0%
CMOs:
Agency backed	5,068	180	29	5,219	10.8%
Non-agency backed	1,996	1	746	1,251	2.6%
MPTS:
Agency backed	1,619	55	-	1,674	3.5%
Non-agency backed	141	-	47	94	0.2%
Municipals:
Taxable	109	2	1	110	0.2%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	1,148	166	25	1,289	2.7%
Foreign	1,093	72	133	1,032	2.1%
Redeemable preferred stock	1,563	6	607	962	2.0%
Total fixed maturity AFS securities	54,381	977	7,217	48,141	100.0%
Equity AFS Securities	428	9	183	254
Total AFS securities	54,809	986	7,400	48,395
Trading Securities (1)	2,306	256	229	2,333
Total AFS and trading securities	$57,115	$1,242	$7,629	$50,728

(1)
Our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to our 2008 Form 10-K “Trading Securities” section for further details.

AFS Securities

The general intent of the AFS accounting guidance is to reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated other comprehensive income.  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2009			As of December 31, 2008
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$32,062	$31,708	57.6%	$31,847	$29,651	61.5%
2	Baa	20,654	19,295	35.0%	19,181	16,056	33.4%
Total investment grade securities		52,716	51,003	92.6%	51,028	45,707	94.9%
Below Investment Grade Securities
3	Ba	3,529	2,676	4.9%	2,189	1,695	3.5%
4	B	1,249	811	1.5%	772	516	1.1%
5	Caa and lower	799	400	0.7%	250	130	0.3%
6	In or near default	274	160	0.3%	142	93	0.2%
Total below investment grade securities		5,851	4,047	7.4%	3,353	2,434	5.1%
Total fixed maturity AFS securities		$58,567	$55,050	100.0%	$54,381	$48,141	100.0%

Total securities below investment grade as a percentage of total fixed maturity AFS securities		10.0%	7.4%		6.2%	5.1%

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

As of June 30, 2009 and December 31, 2008, 84.5% and 92.3%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities decreased $2.2 billion in the six months ended June 30, 2009, which was attributable primarily to increased liquidity in several market segments and improved credit fundamentals, partially offset by, the cumulative adjustment of the recognition of OTTI, which resulted in the $165 million increase in amortized cost in AFS securities as discussed in Note 2.  As more fully described in Note 5, we regularly review our investment holdings for OTTI.  We believe that the securities in an unrealized loss position as of June 30, 2009, were not other-than-temporarily impaired as we do not intend to sell these debt securities and it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

The estimated fair value for all private securities was $7.5 billion and $7.1 billion as of June 30, 2009, and December 31, 2008, respectively, representing approximately 11% of total invested assets as of June 30, 2009, and December 31, 2008.

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

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of June 30, 2009, we did not have a significant amount of higher-risk, trust structured mortgage-backed securities.  A significant amount of assets in our mortgage-backed securities portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $8.7 billion and an unrealized loss of $1.0 billion, or 12%, as of June 30, 2009.  The unrealized loss was due primarily to deteriorating fundamentals and a general level of illiquidity in the market resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $370 million and represented less than 1% of our total investment portfolio as of June 30, 2009.  Investments rated A or above represented 68% of the subprime investments and $174 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  AFS securities represent $359 million, or 97%, of the subprime exposure and trading securities represent $11 million, or 3%, as of June 30, 2009.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of June 30, 2009
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,549	$886	$490	$-	$7,925
ABS home equity	-	-	219	359	578
Total by type (1)	$6,549	$886	$709	$359	$8,503

Rating
AAA	$6,526	$342	$163	$196	$7,227
AA	5	82	114	32	233
A	18	38	46	13	115
BBB	-	39	37	36	112
BB and below	-	385	349	82	816
Total by rating (1)(2)	$6,549	$886	$709	$359	$8,503

Origination Year
2004 and prior	$3,031	$322	$276	$188	$3,817
2005	916	183	196	125	1,420
2006	387	124	198	46	755
2007	1,322	257	39	-	1,618
2008	381	-	-	-	381
2009	512	-	-	-	512
Total by origination year (1)	$6,549	$886	$709	$359	$8,503

Total AFS securities					$55,286

Total by origination year as a percentage of total AFS securities					15.4%

Total non-agency, Alt-A & subprime as a percentage of total AFS securities					3.5%

(1)
Does not include the fair value of trading securities totaling $165 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $165 million in trading securities consisted of $139 million prime, $15 million Alt-A and $11 million subprime.

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

	Amortized Cost as of June 30, 2009
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,263	$1,343	$748	$-	$8,354
ABS home equity	-	-	414	752	1,166
Total by type (1)	$6,263	$1,343	$1,162	$752	$9,520

Rating
AAA	$6,239	$397	$210	$302	$7,148
AA	6	117	162	61	346
A	17	45	60	35	157
BBB	-	70	66	86	222
BB and below	1	714	664	268	1,647
Total by rating (1)(2)	$6,263	$1,343	$1,162	$752	$9,520

Origination Year
2004 and prior	$2,889	$388	$375	$320	$3,972
2005	877	269	307	264	1,717
2006	370	238	389	168	1,165
2007	1,246	448	91	-	1,785
2008	364	-	-	-	364
2009	517	-	-	-	517
Total by origination year (1)	$6,263	$1,343	$1,162	$752	$9,520

Total AFS securities					$58,967

Total by origination year as a percentage of
total AFS securities					16.1%

Total non-agency, Alt-A & subprime as a percentage of total AFS securities					5.5%

(1)
Does not include the amortized cost of trading securities totaling $193 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $193 million in trading securities consisted of $148 million prime, $26 million Alt-A and $19 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan asset-backed securities (in millions):

	As of June 30, 2009
	Credit Card (1)		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$137	$154	$123	$122	$260	$276
BBB	24	26	-	-	24	26
Total by rating (1)(2)(3)	$161	$180	$123	$122	$284	$302

Total AFS securities					$55,286	$58,967

Total by rating as a percentage of total AFS securities					0.5%	0.5%

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 5.
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

(3)
Does not include the fair value of trading securities totaling $3 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $3 million in trading securities consisted of credit card and auto loan securities.

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of June 30, 2009
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,911	$2,376	$83	$144	$-	$-	$1,994	$2,520
CRE CDOs	-	-	-	-	27	56	27	56
Total by type (1)	$1,911	$2,376	$83	$144	$27	$56	$2,021	$2,576

Rating
AAA	$1,444	$1,548	$51	$52	$8	$15	$1,503	$1,615
AA	259	353	-	-	-	-	259	353
A	91	179	24	44	18	37	133	260
BBB	89	162	6	29	1	4	96	195
BB and below	28	134	2	19	-	-	30	153
Total by rating (1)(2)	$1,911	$2,376	$83	$144	$27	$56	$2,021	$2,576

Origination Year
2004 and prior	$1,317	$1,519	$68	$75	$13	$18	$1,398	$1,612
2005	327	424	14	61	8	15	349	500
2006	122	230	1	8	6	23	129	261
2007	145	203	-	-	-	-	145	203
Total by origination year(1)	$1,911	$2,376	$83	$144	$27	$56	$2,021	$2,576

Total AFS securities							$55,286	$58,967
Total by origination year as a percentage of total AFS securities	3.7%	4.4%

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of June 30, 2009
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$262	$262	$-	$81	$181
ASSURED GUARANTY LTD	30	-	30	-	16	14
FGIC	-	90	90	1	37	54
FSA	-	67	67	1	6	62
MBIA	12	149	161	3	33	131
MGIC	12	7	19	-	4	15
PMI GROUP INC	27	-	27	-	9	18
RADIAN GROUP INC	19	-	19	-	9	10
XL CAPITAL LTD	72	70	142	-	23	119
Total by Monoline insurer (3)	$172	$645	$817	$5	$218	$604

Total AFS securities			$58,967	$1,496	$5,177	$55,286

Total by Monoline insurer as a percentage
of total AFS securities			1.4%	0.3%	4.2%	1.1%

(1)	Additional direct exposure through credit default swaps with a notional totaling $98 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 5.
(3)
Does not include the fair value of trading securities totaling $27 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $27 million in trading securities consisted of $9 million of direct exposure and $18 million of insured exposure.  This table also excludes insured exposure totaling $14 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions), was as follows:

	As of June 30, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$132	33.6%	$303	43.0%	$171	54.6%
Non-captive diversified	118	30.0%	168	23.9%	50	15.9%
ABS	39	9.9%	75	10.6%	36	11.5%
Property and casualty	44	11.2%	70	9.9%	26	8.3%
Media - non-cable	17	4.3%	24	3.4%	7	2.2%
Non-agency	1	0.3%	8	1.1%	7	2.2%
Industrial-other	7	1.8%	10	1.4%	3	1.0%
Building matierals	13	3.3%	16	2.3%	3	1.0%
Oil field services	3	0.8%	5	0.7%	2	0.6%
Automotive	5	1.3%	7	1.0%	2	0.6%
Gaming	3	0.8%	5	0.7%	2	0.6%
CMBS	1	0.3%	3	0.4%	2	0.6%
Chemicals	1	0.3%	3	0.4%	2	0.6%
Refining	4	1.0%	5	0.7%	1	0.3%
Retailers	1	0.3%	1	0.1%	-	0.0%
Real estate investment trusts	1	0.3%	1	0.1%	-	0.0%
Media - cable	2	0.5%	2	0.3%	-	0.0%
Total securities subject to enhanced
analysis and monitoring	$392	100.0%	$706	100.0%	$314	100.0%

Total AFS securities	$55,286		$58,967		$5,177

Total securities subject to enhanced
analysis and monitoring as a
percentage of total AFS securities	0.7%		1.2%		6.1%

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
Non-captive diversified	$83	30.6%	$140	31.4%	$57	32.4%
Automotive	34	12.6%	70	15.7%	36	20.5%
Gaming	10	3.7%	43	9.7%	33	18.8%
Property and casualty	27	10.0%	51	11.4%	24	13.5%
Non-captive consumer	10	3.7%	20	4.5%	10	5.7%
ABS	9	3.4%	16	3.7%	7	4.0%
Entertainment	56	20.8%	59	13.2%	3	1.7%
Refining	2	0.7%	5	1.1%	3	1.7%
CMBS	2	0.7%	4	0.9%	2	1.1%
Banking	23	8.5%	24	5.4%	1	0.6%
Retailers	1	0.4%	1	0.2%	-	0.0%
CMOs	6	2.2%	6	1.3%	-	0.0%
Media - non-cable	5	1.9%	5	1.1%	-	0.0%
Paper	1	0.4%	1	0.2%	-	0.0%
Pharmaceuticals	1	0.4%	1	0.2%	-	0.0%
Total securities subject to enhanced
analysis and monitoring	$270	100.0%	$446	100.0%	$176	100.0%

Total AFS securities	$48,395		$54,809		$7,400

Total securities subject to enhanced
analysis and monitoring as a
percentage of total AFS securities	0.6%		0.8%		2.4%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of June 30, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,164	4.9%	$2,284	7.8%	$1,120	21.6%
Banking	3,012	12.5%	3,902	13.4%	890	17.2%
CMOs	1,426	6.0%	2,116	7.3%	690	13.3%
CMBS	1,662	6.9%	2,204	7.6%	542	10.5%
Property and casualty insurers	802	3.4%	1,008	3.5%	206	4.0%
Electric	1,845	7.6%	1,987	6.8%	142	2.7%
Non-captive diversified	326	1.4%	423	1.5%	97	1.9%
Real estate investment trusts	734	3.1%	825	2.8%	91	1.8%
Paper	403	1.7%	493	1.7%	90	1.7%
Life	518	2.2%	605	2.1%	87	1.7%
Pipelines	1,048	4.3%	1,131	3.9%	83	1.6%
Media - non-cable	423	1.8%	485	1.7%	62	1.2%
Retailers	364	1.5%	426	1.5%	62	1.2%
Financial - other	280	1.2%	341	1.2%	61	1.2%
Metals and mining	423	1.8%	476	1.6%	53	1.0%
Diversified manufacturing	525	2.2%	572	2.0%	47	0.9%
Distributors	605	2.5%	652	2.2%	47	0.9%
Building materials	372	1.6%	414	1.4%	42	0.8%
Transportation services	387	1.6%	428	1.5%	41	0.8%
Owned no guarantee	270	1.1%	311	1.1%	41	0.8%
Gaming	216	0.9%	256	0.9%	40	0.8%
Food and beverage	742	3.1%	782	2.7%	40	0.8%
Sovereigns	230	0.9%	268	0.9%	38	0.7%
Chemicals	315	1.3%	350	1.2%	35	0.7%
Non-captive consumer	121	0.5%	155	0.5%	34	0.7%
Non-agency	100	0.4%	133	0.5%	33	0.6%
Entertainment	417	1.7%	447	1.5%	30	0.6%
Wirelines	317	1.3%	346	1.2%	29	0.6%
Local authorities	232	1.0%	260	0.9%	28	0.5%
Independent	312	1.3%	338	1.2%	26	0.5%
Wireless	209	0.9%	234	0.8%	25	0.5%
Refining	220	0.9%	245	0.8%	25	0.5%
Oil field services	310	1.3%	332	1.1%	22	0.4%
Home construction	212	0.9%	234	0.8%	22	0.4%
Airlines	61	0.3%	80	0.3%	19	0.4%
Industrial other	246	1.0%	265	0.9%	19	0.4%
Technology	305	1.3%	324	1.1%	19	0.4%

	As of June 30, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
(Continued from Above)
Brokerage	157	0.7%	175	0.6%	18	0.3%
Lodging	96	0.4%	113	0.4%	17	0.3%
Packaging	161	0.7%	178	0.6%	17	0.3%
Healthcare	255	1.1%	271	0.9%	16	0.3%
Consumer products	207	0.9%	223	0.8%	16	0.3%
Health insurance	232	1.0%	247	0.8%	15	0.3%
Railroads	182	0.8%	197	0.7%	15	0.3%
Integrated	286	1.2%	300	1.0%	14	0.3%
Automotive	129	0.5%	141	0.5%	12	0.2%
Industries with unrealized losses
less than $10 million	1,079	4.4%	1,138	3.8%	59	1.1%
Total by industry	$23,938	100.0%	$29,115	100.0%	$5,177	100.0%

Total AFS securities	$55,286		$58,967		$5,177

Total by industry as a percentage of total AFS securities	43.3%		49.4%		100.0%

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
ABS	$1,198	4.0%	$2,380	6.4%	$1,182	16.1%
Banking	3,553	12.0%	4,586	12.3%	1,033	14.0%
CMOs	1,636	5.5%	2,411	6.5%	775	10.5%
CMBSs	1,632	5.5%	2,257	6.1%	625	8.4%
Electric	2,906	9.8%	3,231	8.7%	325	4.4%
Pipelines	1,501	5.1%	1,763	4.8%	262	3.5%
Real estate investment trusts	649	2.2%	900	2.4%	251	3.4%
Property and casualty insurers	746	2.5%	999	2.7%	253	3.4%
Metals and mining	599	2.0%	767	2.1%	168	2.3%
Paper	397	1.3%	528	1.4%	131	1.8%
Retailers	539	1.8%	668	1.8%	129	1.7%
Life	543	1.8%	667	1.8%	124	1.7%
Media - non-cable	750	2.5%	867	2.3%	117	1.6%
Food and beverage	1,201	4.1%	1,306	3.5%	105	1.4%
Gaming	205	0.7%	303	0.8%	98	1.3%
Diversified manufacturing	686	2.3%	774	2.1%	88	1.2%
Non-captive diversified	198	0.7%	281	0.8%	83	1.1%
Building materials	463	1.6%	545	1.5%	82	1.1%
Owned no guarantee	208	0.7%	290	0.8%	82	1.1%
Independent	533	1.8%	615	1.7%	82	1.1%
Home construction	227	0.8%	308	0.8%	81	1.1%
Distributors	890	3.0%	971	2.6%	81	1.1%
Technology	511	1.7%	582	1.6%	71	1.0%
Financial - other	357	1.2%	427	1.2%	70	0.9%
Non-captive consumer	177	0.6%	246	0.7%	69	0.9%
Automotive	171	0.6%	238	0.6%	67	0.9%
Integrated	424	1.4%	490	1.3%	66	0.9%
Transportation services	373	1.3%	439	1.2%	66	0.9%
Wirelines	557	1.9%	617	1.7%	60	0.8%
Refining	285	1.0%	340	0.9%	55	0.7%
Oil field services	550	1.9%	604	1.6%	54	0.7%
Wireless	225	0.8%	278	0.8%	53	0.7%
Chemicals	473	1.6%	522	1.4%	49	0.7%
Non-agency	94	0.3%	141	0.4%	47	0.6%
Healthcare	431	1.5%	477	1.3%	46	0.6%
Entertainment	485	1.6%	529	1.4%	44	0.6%
Health insurance	334	1.1%	376	1.0%	42	0.6%

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Continued from Above)
Sovereigns	118	0.4%	159	0.4%	41	0.6%
Industrial other	366	1.2%	404	1.1%	38	0.5%
Brokerage	182	0.6%	219	0.6%	37	0.5%
Consumer products	434	1.5%	469	1.3%	35	0.5%
Airlines	72	0.2%	101	0.3%	29	0.4%
Lodging	85	0.3%	112	0.3%	27	0.4%
Packaging	158	0.5%	184	0.5%	26	0.4%
Railroads	232	0.8%	257	0.7%	25	0.3%
Local authorities	31	0.2%	45	0.1%	14	0.2%
Construction machinery	238	0.8%	250	0.7%	12	0.2%
Utility - other	76	0.3%	86	0.2%	10	0.1%
Government sponsored	15	0.0%	26	0.1%	11	0.1%
Media - cable	156	0.5%	167	0.5%	11	0.1%
Industries with unrealized losses
less than $10 million	741	2.5%	809	2.2%	68	0.9%
Total by industry	$29,611	100.0%	$37,011	100.0%	$7,400	100.0%

Total AFS securities	$48,395		$54,809		$7,400

Total by industry as a percentage of total AFS securities	61.2%		67.5%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on AFS fixed maturity securities below investment grade fixed maturity securities represented 35.6% and 12.9% of total gross unrealized losses on all AFS securities as of June 30, 2009, and December 31, 2008, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade securities to develop credit concerns.  The remaining 64.4 % and 87.1% of the gross unrealized losses as of June 30, 2009, and December 31, 2008, respectively, relate to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2009.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of June 30, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	70% to 100%	$80	$86	$6
	40% to 70%	116	227	111
	Below 40%	36	135	99
Total < or = 90 days		232	448	216

>90 days but < or = 180 days	70% to 100%	79	91	12
	40% to 70%	25	51	26
	Below 40%	20	97	77
Total >90 days but < or = 180 days		124	239	115

>180 days but < or = 270 days	70% to 100%	125	135	10
	40% to 70%	3	6	3
	Below 40%	-	1	1
Total >180 days but < or = 270 days		128	142	14

>270 days but < or = 1 year	70% to 100%	525	580	55
	40% to 70%	25	50	25
	Below 40%	7	23	16
Total >270 days but < or = 1 year		557	653	96

>1 year	70% to 100%	1,453	1,722	269
	40% to 70%	822	1,400	578
	Below 40%	220	776	556
Total >1 year		2,495	3,898	1,403

Total below investment grade		$3,536	$5,380	$1,844

Total AFS securities		$55,286	$58,967	$5,177

Total below investment grade as a percentage of total AFS securities		6.4%	9.1%	35.6%

	Ratio of
	Amortized	As of December 31, 2008
	Cost to	Fair	Amortized	Unrealized
Aging Category	Fair Value	Value	Cost	Loss
< or = 90 days	70% to 100%	$253	$268	$15
	40% to 70%	17	31	14
	Below 40%	1	5	4
Total < or = 90 days		271	304	33

>90 days but < or = 180 days	70% to 100%	291	336	45
	40% to 70%	41	66	25
	Below 40%	-	-	-
Total >90 days but < or = 180 days		332	402	70

>180 days but < or = 270 days	70% to 100%	310	349	39
	40% to 70%	83	140	57
	Below 40%	9	37	28
Total >180 days but < or = 270 days		402	526	124

>270 days but < or = 1 year	70% to 100%	114	141	27
	40% to 70%	35	66	31
	Below 40%	9	28	19
Total >270 days but < or = 1 year		158	235	77

>1 year	70% to 100%	501	605	104
	40% to 70%	339	604	265
	Below 40%	98	376	278
Total >1 year		938	1,585	647

Total below investment grade		$2,101	$3,052	$951

Total AFS securities		$48,395	$54,809	$7,400

Total below investment grade as a percentage of total AFS securities		4.3%	5.6%	12.9%

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of June 30, 2009			As of June 30, 2009
	Amount	%		Amount	%
Property Type			State Exposure
Office building	$2,570	34%	CA	$1,561	21%
Industrial	1,960	26%	TX	637	9%
Retail	1,756	24%	MD	433	6%
Apartment	670	9%	FL	332	4%
Hotel/Motel	280	4%	VA	330	4%
Mixed use	133	2%	TN	314	4%
Other commercial	99	1%	AZ	308	4%
	$7,468	100%	WA	292	4%
			IL	274	4%
			NC	268	4%
			GA	246	3%
Geographic Region			PA	229	3%
Pacific	$1,990	27%	NV	206	3%
South Atlantic	1,756	23%	OH	198	2%
East North Central	765	10%	IN	180	2%
Mountain	719	10%	MA	157	2%
West South Central	678	9%	MN	154	2%
Middle Atlantic	502	7%	NJ	143	2%
East South Central	447	6%	SC	132	2%
West North Central	398	5%	NY	130	2%
New England	213	3%	Other states under 2%	944	13%
	$7,468	100%		$7,468	100%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions impact our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were six impaired mortgage loans as of June 30, 2009, or 0.35% of total dollar amount of mortgage loans, and no impaired mortgage loans as of December 31, 2008.  As of June 30, 2009, there were six commercial mortgage loans that were two or more payments delinquent.  As of December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent.  The total principal and interest past due on the mortgage loans as of June 30, 2009, was $1 million or 0.6% of total mortgage loans.  See Note 1 in our 2008 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, was as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
Retirement Solutions:
Annuities	$87	$89
Defined Contribution	69	72
Insurance Solutions:
Life Insurance	520	603
Group Protection	35	8
Other Operations	(12)	4
Total alternative investments	$699	$776

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Retirement Solutions:
Annuities	$(8)	$-	NM	$(8)	$(1)	NM
Defined Contribution	(5)	(1)	NM	(5)	(3)	-67%
Insurance Solutions:
Life Insurance	(56)	14	NM	(62)	13	NM
Group Protection	(3)	-	NM	(3)	-	NM
Other Operations	1	-	NM	1	(1)	200%
Total alternative investments (1)	$(71)	$13	NM	$(77)	$8	NM

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The decline in our investment income on alternative investments in the six months ended June 30, 2009 as compared to the same period in 2008 presented in the table above was due to the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees within our portfolio and continued deterioration of the financial markets.  The nature of these adjustments is discussed further below.  This weakness was concentrated primarily in our energy, domestic venture capital and real estate limited partnership holdings.

As of June 30, 2009, and December 31, 2008, alternative investments included investments in approximately 102 different partnerships.  The partnerships represent a broadly diversified portfolio of asset classes.  The investment strategy of the alternative investment portfolio is to provide incremental investment income compared to the traditional fixed-income and equity markets over a long term investment horizon.  In addition, the portfolio represents approximately less than 1% of our overall invested assets.  The portfolio is actively monitored to minimize the likelihood of material investment income losses.

The carrying value of our consolidated alternative investments by asset class (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2009	2008

Venture capital	$320	$341
Hedge funds	180	223
Real estate	100	110
Oil & gas	99	102
Total alternative investments	$699	$776

The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  The capital calls are included on the table of contingent commitments in “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in our 2008 Form 10-K.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

We account for our investments in limited partnerships (“LPs”) using the equity method to determine the GAAP carrying value.  The LPs where LNC is a participant generally report their assets at fair value.  Since the assets of the LPs are measured at fair value and the values of the LPs’ liabilities would generally approximate fair value according to the audited financial statements received from the partnerships, the GAAP carrying value on our consolidated balance sheet would approximate a fair value for our LP investments.

Annually during the second quarter we obtain audited financial statements for our alternative investment partnerships for the preceding calendar year and recognize adjustments to the extent that audited equity of the investee differs from the equity used for reporting in prior quarters.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar year period.  When we record investee audit adjustments it impacts our investment income from alternative investments in the period that the adjustments are recorded.  Our investment income from alternative investments for the second quarter of 2009 included a pre-tax loss of $71 million, of which $57 million of the losses were attributable to audit adjustments to partnerships’ 2008 financial statements.  The breakdown of these audit adjustments by segment were as follows:  $50 million for Insurance Solutions – Life Insurance; $1 million for Insurance Solutions – Group Protection; $3 million for Retirement Solutions – Annuities; and $3 million for Retirement Solutions – Defined Contribution.

Non-Income Producing Investments

As of June 30, 2009, and December 31, 2008, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $32 million and $15 million, respectively.

Net Investment Income

Details underlying net investment income (loss) (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity AFS securities	$854	$835	2%	$1,679	$1,677	0%
Equity AFS securities	2	7	-71%	3	16	-81%
Trading securities	39	42	-7%	79	85	-7%
Mortgage loans on real estate	117	119	-2%	236	235	0%
Real estate	4	5	-20%	6	11	-45%
Standby real estate equity commitments	-	1	-100%	1	2	-50%
Policy loans	42	43	-2%	86	88	-2%
Invested cash	4	13	-69%	12	29	-59%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	4	14	-71%	4	19	-79%
Alternative investments (2)	(71)	13	NM	(77)	8	NM
Consent fees	2	2	0%	2	2	0%
Other investments	2	(6)	133%	5	(4)	225%
Investment income	999	1,088	-8%	2,036	2,168	-6%
Investment expense	(28)	(31)	10%	(52)	(66)	21%
Net investment income	$971	$1,057	-8%	$1,984	$2,102	-6%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	5.82%	5.85%	(3)	5.83%	5.91%	(8)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.02%	0.08%	(6)	0.01%	0.05%	(4)
Alternative investments	-0.40%	0.07%	(47)	-0.22%	0.02%	(24)
Consent fees	0.01%	0.01%	-	0.01%	0.01%	-
Standby real estate equity commitments	0.00%	0.01%	(1)	0.00%	0.01%	(1)
Net investment income yield on invested assets	5.45%	6.02%	(57)	5.63%	6.00%	(37)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Average invested assets at amortized cost	$71,331	$70,227	1.6%	$70,457	$70,107	0.5%

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

The decline in net investment income when comparing the first six months of 2009 to the same period in 2008 was attributable to our liquidity strategy of maintaining higher cash balances during the recent volatile markets which has reduced our portfolio yield and a decline in investment income on alternative investments.  We expect to reduce this excess liquidity in future quarters as a result of the recent improvement in the capital markets.

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

As of June 30, 2009, and December 31, 2008, we had standby real estate equity commitments totaling $214 million and $267 million, respectively.  During the six months ended June 30, 2009, we funded commitments of $46 million and the fair value of the associated real estate of $32 million is included on our Consolidated Balance Sheets, which resulted in the recognition of $14 million in realized losses.  In addition, we recorded an estimated loss of $20 million in the second quarter of 2009 on one project due to our belief that our requirement to fund the project in accordance with the Standby Contingent Equity Acquisition Program (“CAP”) agreement is probable.

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

The decline in prepayment and makewhole premiums when comparing the six months ended June 30, 2009 to 2008 was attributable primarily to the continued tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Fixed maturity AFS securities:
Gross gains	$33	$17	94%	$86	$25	244%
Gross losses	(172)	(125)	-38%	(413)	(220)	-88%
Equity AFS securities:
Gross gains	1	-	NM	4	-	NM
Gross losses	(6)	(6)	0%	(9)	(6)	-50%
Gain on other investments	(58)	3	NM	(60)	28	NM
Associated amortization expense of DAC, VOBA,
DSI and DFEL and changes in other contract
holder funds and funds withheld
reinsurance liabilities	48	23	109%	104	47	121%
Total realized loss on investments, excluding	(154)	(88)	-75%	(288)	(126)	NM
trading securities
Loss on certain derivative instruments	(4)	(29)	86%	(20)	(32)	38%
Total realized loss on investments and
certain derivative instruments,
excluding trading securities	$(158)	$(117)	-35%	$(308)	$(158)	-95%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2009 and 2008, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Item 7.  Management’s Discussion and Analysis – Introduction – Critical Accounting Policies and Estimates” in our 2008 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTIs (in millions) that were recognized in net income (loss) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Fixed Maturity Securities
Corporate bonds	$75	$37	103%	$157	$127	24%
MBS:
CMOs	61	77	-21%	142	77	84%
ABS:
CDOs	30	-	NM	30	1	NM
Hybrid and redeemable preferred stock	-	-	NM	1	-	NM
Total fixed maturity securities	166	114	46%	330	205	61%
Equity Securities
Other financial services securities	-	-	NM	3	-	NM
Other securities	6	6	0%	6	6	0%
Total equity securities	6	6	0%	9	6	50%
Gross OTTI recognized in
net income (loss)	172	120	43%	339	211	61%
Associated amortization expense
of DAC, VOBA, DSI and DFEL	(54)	(20)	NM	(100)	(53)	-89%
Net OTTI recognized in
net income (loss), pre-tax	$118	$100	18%	$239	$158	51%

When comparing the first six months of 2009 to 2008, the increase in write-downs for OTTIs on our AFS securities were attributable primarily to unfavorable changes in credit quality on certain corporate bond holdings within the Financial, Automotive and Gaming sectors, as well as deteriorating fundamentals within the housing market which affected select RMBS holdings.

The $172 million of impairments taken during the first six months of 2009 are split between $168 million of credit related impairments and $4 million on non-credit related impairments.  The credit related impairments are largely attributable to our Automotive and Gaming sector holdings, RMBS, and mortgage related ABS holdings that have suffered from continued deterioration in housing fundamentals.  Additionally, we wrote down our investment in CIT Group, Inc. by $42 million during the second quarter of 2009.  The non-credit related impairments were incurred due to declines in values of securities for which we have an intent to sell.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an impact on our consolidated financial statements.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of June 30, 2009, the reserves associated with these reinsurance arrangements totaled $1.0 billion.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in Item 1 reflect premiums, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of June 30, 2009, and December 31, 2008, the amounts recoverable from reinsurers were $7.7 billion and $8.4 billion, respectively.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $3.2 billion and $4.5 billion as of June 30, 2009, and December 31, 2008, respectively.  Swiss Re has funded a trust with a balance of $1.9 billion as of June 30, 2009, to support this business.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re was required to fund additional trusts of approximately $1.8 billion as of June 30, 2009, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liability for funds withheld and our asset for embedded derivatives included $1.2 billion and $27 million, respectively, as of June 30, 2009, related to the business sold to Swiss Re.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $447 million and $451 million for the first six months of 2009 and 2008, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

The disruptions in the capital markets experienced in the second half of 2008 continued into 2009.  During this extraordinary market environment, management continually monitored and adjusted its liquidity and capital plans for LNC and its subsidiaries in light of changing needs and opportunities.  To strengthen the capital position of our principal insurance subsidiaries and provide holding company liquidity during this period of volatility in the capital and credit markets, we issued common stock and debt during the second quarter of 2009 and issued preferred stock and a common stock warrant through the TARP CPP in July of 2009, which is discussed in more detail below in “Financing Activities.”

We believe that the rating agencies may heighten the level of scrutiny that they apply to the U.S. life insurance sector, may increase the frequency and scope of their credit reviews, may request additional information from the companies that they rate and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings.  For more information about ratings, see “Introduction – Executive Summary – Current Market Conditions – Ratings” above and “Part I – Item 1. Business – Ratings” in our 2008 Form 10-K.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Six		For the
	Months Ended		Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2009	2008	2009	2008	2008
Dividends from Subsidiaries
LNL, excluding Lincoln Financial Media	$403	$100	$403	$300	$400
Lincoln Financial Media (1)	4	3	4	653	659
First Penn-Pacific	50	50	50	50	50
Delaware Investments	3	13	5	28	51
Lincoln Barbados	300	-	300	-	-
Lincoln UK	-	24	-	24	24
Other	-	-	-	-	54
Loan Repayments and Interest from
Subsidiary
LNL interest on intercompany notes (2)	19	19	41	41	83
	$779	$209	$803	$1,096	$1,321
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$660	$-	$660	$-	$-
Net capital received from stock option exercises	-	10	-	13	15
	$660	$10	$660	$13	$15

(1)	For 2008, amount includes proceeds on the sale of certain discontinued media operations.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Subsidiaries’ Statutory Reserving and Surplus

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  As mentioned earlier in “Results of Insurance Solutions – Insurance Solutions – Life Insurance,” more than 67% and 70% of our life sales for the three and six months ended June 30, 2009, respectively, consisted of products containing secondary guarantees, which require reserving practices under AG38.  Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements.

Included in the letters of credit (“LOCs”) issued as of June 30, 2009, reported in the revolving credit facilities table below in “Financing Activities,” was approximately $1.5 billion of LOCs supporting the reinsurance obligations of LNBAR on UL business with secondary guarantees.  Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs.  LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products.

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

As a result of recent financing activities discussed below and upon the closing of the TARP CPP, we contributed $1.0 billion to our principal life insurance subsidiary in July 2009.  In addition, we contributed media assets to our principal life insurance subsidiary during the second quarter of 2009, which increased our statutory capital by $285 million.

In September of 2008, the NAIC adopted a new statutory reserving standard, VACARVM, which will be effective as of December 31, 2009.  We are currently in the process of evaluating the impact of adopting VACARVM.  This reserving requirement will replace current statutory reserving practices for variable annuities with guaranteed benefits and has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us.  The actual impact of the adoption will be dependent upon several factors including account values and market conditions that exist as of December 31, 2009, the value of derivative and other assets supporting reserves whose change in value may be uncorrelated with the new reserving requirements and the use of captive or third-party reinsurance.  Our current capital plan assumes a $500 million impact related to VACARVM, recognizing that this is a preliminary estimate, and contemplates actions to better manage the capital requirements as we move towards implementation.  Markets will greatly influence the ultimate capital required due to their impact on the valuation of reserves and derivative assets hedging these reserves.  We continue to evaluate the impact of VACARVM requirements on our capital position and reserving assumptions.  Our estimates of the expected impact may change as we conduct further analysis prior to implementation. We are analyzing the current use of existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and hedging strategies relative to managing the negative impact on the level and volatility of statutory capital and dividend capacity in our life insurance subsidiaries.  Depending on market conditions, reinsurance solutions and hedging strategies, additional statutory reserves could lead to lower RBC ratios and potentially reduce future dividend capacity of our insurance subsidiaries.

As a result of the equity market impacts in the second quarter of 2009, we experienced an increase in the statutory reserve adjustment under the Commissioners Annuity Reserve Valuation Method (“CARVM”) for our annuity products and lower net reserves for GDB riders.  CARVM is the current statutory actuarial method used for determining reserves for the base annuity contract.  The impact of these items increased statutory surplus of our statutory insurance companies by approximately $130 million in the second quarter of 2009.  We estimate that an S&P level of 800, a 13% drop from the June 30, 2009, level, would result in a decrease in the CARVM statutory reserve adjustment and increase in statutory net GDB reserves, and thereby, reduce statutory surplus of LNL by $75 million to $95 million at the end of the third quarter of 2009.  As a result, the estimated RBC ratio on a consolidated basis as of September 30, 2009, under this scenario would be reduced by approximately 10 percentage points.  The estimated capital impact is based on the current statutory reserve formulas and does not take into account the reserve and asset adequacy analysis performed by our actuaries on an annual basis to determine appropriateness of the reserves at year end.  This analysis incorporates the adequacy of assets in LNBAR, our captive reinsurance company, supporting the liabilities that it assumes from LNL.  The outcome of this analysis may result in an additional reserve increase and could further reduce the RBC ratio.

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline.  The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance.  Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force and therefore result in non-linear relationships with respect to the level of equity market performance within any reporting period.  The RBC ratio is also affected by the product mix of the in-force book of business (i.e. the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  The market value of our separate account assets increased during the first six months of 2009, resulting in a $53 million increase in statutory surplus.  The separate accounts include the impact of our variable annuities and also our credit-linked notes.  However, our separate account assets remained less than the guaranteed liabilities that they support as of June 30, 2009.  Future declines in the market values of our separate account assets could cause future reductions in the surplus of LNL, which may impact its RBC ratio and dividend capacity.

Financing Activities

Although our subsidiaries currently generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to maintain ratings and increase liquidity, as well as to fund internal growth, acquisitions and the retirement of our debt and equity securities.

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units, depository shares and trust preferred securities of our affiliated trusts.

On July 10, 2009, we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  Holders of this Series B preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference, $1,000 per share, or $48 million annually, for the first five years from issuance.  After July 10, 2014, if the preferred shares are still outstanding, the annual dividend rate will increase to 9% per year.  We intend to repay this financing prior to the increase in the dividend rate, taking into consideration appropriate balance sheet strength and capital market conditions.

On June 22, 2009, we closed on the issuance and sale of 40 million shares of our common stock at a price to the public of $15.00 per share, and we also completed the issuance and sale of $500 million aggregate principal amount of our 8.75% senior notes due 2019.  On June 25, 2009, we closed on the issuance and sale of 6 million additional shares of our common stock at a price of $15.00 per share to the underwriters who exercised their over-allotment option.  The net proceeds from these offerings were approximately $1.1 billion.

As mentioned above, we contributed $1.0 billion of the proceeds of these recent financing activities to our principal insurance subsidiary in July 2009, and we retained the remaining $1.1 billion at the holding company for general corporate purposes, including the repayment of short-term debt and investment in our core businesses.

We announced on June 15, 2009, that we entered into a share purchase agreement to sell Lincoln UK.  The transaction is anticipated to close during the fourth quarter of 2009, and we expect that the proceeds of approximately $280 million to $300 million, net of tax, and subject to foreign currency fluctuations, will be used for general corporate purposes.

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2009
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$315	$-	$-	$-	$(112)	$203
Current maturities of long-term debt	500	-	(500)	-	250	250
Other short-term debt	-	-	-	-	2	2
Total short-term debt	$815	$-	$(500)	$-	$140	$455

Long-Term Debt
Senior notes	$2,555	$495	$-	$(116)	$(249)	$2,685
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,571	-	(87)	-	1	1,485
Total long-term debt	$4,731	$495	$(87)	$(116)	$(248)	$4,775

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On April 6, 2009, we funded the maturity of a $500 million floating rate senior note through dividends received during the second quarter of 2009 from LNL and LNBAR and internal borrowings.  Borrowings that are scheduled to mature within two years include a $250 million floating rate senior note due on March 12, 2010, and a $250 million 6.2% fixed rate senior note due on December 15, 2011.  The specific resources or combination of resources that we will use to meet the maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of June 30, 2009, the holding company had $495 million in cash and cash equivalents.

In March of 2009, we repurchased $87 million of our capital securities and recognized a gain of $64 million, pre-tax.  See Note 10 for additional information on the gain recognized on the early extinguishment of debt.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of June 30, 2009
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Revolving Credit Facilities
Credit facility with the FHLBI (1)	Not Applicable	$378	$350
Five-year revolving credit facility	March 2011	1,750	-
Five-year revolving credit facility	February 2011	1,350	-
Total		$3,478	$350

Letters of credit issued			$2,095

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the Federal Home Loan Bank of Indianapolis (“FHLBI”) common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  Of the borrowings outstanding as of June 30, 2009, $250 million is classified within long-term debt and $100 million is classified within payables for collateral under securities loaned and derivatives on our Consolidated Balance Sheets.  The maturity dates of the borrowings are discussed below.

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

Under the credit agreements, we must maintain a minimum consolidated net worth level.  In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  As of June 30, 2009, we were in compliance with all such covenants.  All of our credit agreements are unsecured.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3.  As noted in “Introduction – Executive Summary – Current Market Conditions – Ratings” above, our long-term debt currently holds a rating of BBB/Baa2.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2008 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2008 Form 10-K and “Introduction – Executive Summary – Current Market Conditions – Ratings” above for additional information on our current bond ratings.

In the third quarter of 2008, LNL made an investment of $19 million in the FHLBI, a AAA-rated entity.  We are allowed to borrow up to 20 times the amount of our common stock investment in FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  On December 4, 2008, the LNC and LNL Boards of Directors approved an additional common stock investment of $56 million, which would increase our total borrowing capacity up to $1.5 billion.  As of June 30, 2009, based on our actual common stock investment, we had borrowing capacity of up to approximately $378 million from FHLBI.  We had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010.  In June 2009, we also borrowed $100 million at a rate of 0.8% that is due June 3, 2010.

Management is monitoring the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and shareholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).

As a result of our consolidated net loss of $579 million for the three months ended March 31, 2009, and our consolidated net loss of $161 million for the three months ended June 30, 2009, we had a trailing four quarter consolidated net loss of $811 million and $1.1 billion, respectively.  Accordingly, we have triggered the net income test looking forward to the quarters ending September 30, 2009, and December 31, 2009.  Also, looking forward to the quarter ending September 30, 2009, we have triggered one of the two shareholders’ equity tests as our adjusted shareholders’ equity as of March 31, 2009, as compared to the benchmark quarter (March 31, 2007) has declined by 10% or more.  If our adjusted shareholders’ equity as of September 30, 2009, decreases by $455 million or more, then we would also trigger the second shareholders’ equity test, which would trigger the ACSM for at least our interest payments due on November 17, 2009, and January 20, 2010, of approximately $33 million.  As a result of our efforts to raise capital in the form of equity during the second quarter of 2009, we did not trigger one of the two shareholders’ equity tests looking forward to the quarter ending December 31, 2009, as our adjusted shareholders’ equity as of June 30, 2009, as compared to the benchmark quarter (June 30, 2007) did not decline by 10% or more.

The ACSM would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants on our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient common shares or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have designated the proceeds from our June 2009 common stock offering as being available to satisfy the ACSM; therefore, the proceeds can be used for such purpose for 180 days after June 22, 2009.

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

The holding company had an average borrowing balance of $279 million from the cash management program during the second quarter of 2009.  The holding company had a maximum and minimum amount of financing that is used from the cash management program during this period of $494 million and $0, respectively.  There was no balance as of June 30, 2009.  In addition, the holding company had an outstanding receivable of $337 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account as of June 30, 2009.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2009, our insurance subsidiaries had securities with a carrying value of $437 million out on loan under the securities lending program and $346 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

LNC has a $1.0 billion commercial paper program that is rated A-2, P-2 and F2.  The commercial paper program is backed by a bank line of credit.  During the second quarter of 2009, LNC had an average of $399 million in commercial paper outstanding with a maximum amount of $704 million outstanding at any time.  LNC had $203 million of commercial paper outstanding as of June 30, 2009.

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

	For the Three			For the Six			For the
	Months Ended			Months Ended			Year Ended
	June 30,			June 30,			December 31,
	2009	2008	Change	2009	2008	Change	2008
Dividends to stockholders	$3	$107	-97%	$56	$217	-74%	$429
Repurchase of common stock	-	140	-100%	-	426	-100%	476
Total cash returned to
stockholders	$3	$247	-99%	$56	$643	-91%	$905
Number of shares issued	46.000	-	NM	46.000	-	NM	-
Number of shares repurchased	-	2.631	-100%	-	8.081	-100%	9.091
Average price per share	$14.34	$53.13	-73%	$14.34	$52.66	-73%	$52.31

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be impacted by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  As a result of the raising of $2.1 billion as part of our capital plan, discussed in “Financing Activities” above, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  These actions compliment the previously mentioned dividend reductions, suspension of share repurchases and enterprise-wide restructuring program that is expected to generate $250 million, pre-tax, in annual savings to further strengthen our capital and liquidity positions.  In addition, we are exploring our options with regard to protecting and building capital at the insurance company subsidiaries, which may include, depending on then current market conditions and other factors, potential securitizations of reserves, reinsurance transactions and sales of corporate assets.  Note, a continuation of or an acceleration of poor capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

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

Impact of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates” in Item 2 above and in Item 7 of our 2008 Form 10-K, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.  The following table presents our estimate of the impact on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the S&P 500 were to drop to 800 from June 30, 2009, through the next twelve months or dropped to 700 immediately after June 30, 2009, and remain at that level through the next twelve months, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 700 (2)	at 800 (2)
Segment
Retirement Solutions - Annuities (1)	$(100)	$(50)
Retirement Solutions - Defined Contribution (1)	(10)	(5)
Investment Management	(20)	(10)

(1)
If the level of the S&P 500 index dropped to 700 immediately after June 30, 2009, and remained at that level in subsequent periods we project that we would have a RTM prospective unlocking of approximately $260 million to $320 million, after-tax, for Retirement Solutions early in 2011.  If the level of the S&P 500 index remained at the June 30, 2009, level of approximately 800 in subsequent periods we project that we would have a RTM prospective unlocking of approximately $200 million to $240 million, after-tax, for Retirement Solutions early in 2012.

(2)
The baseline for these impacts assumes 9% growth annually beginning with the second quarter of 2009 earnings, when excluding the impacts of retrospective unlocking and federal tax return true-ups.  The baseline is then compared to scenarios of S&P 500 at 700 and 800, which assume the index stays at those levels for the next twelve months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at 700 and 800 scenarios is presented in the table.

The impact on earnings summarized above is an expected effect for the next twelve months.  The effect of quarterly equity market changes upon fee revenues and asset-based expenses will not be fully recognized in the current quarter because fee revenues are earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end of period variable account values impacts fee revenues in subsequent periods.  Additionally, the impact on earnings may not necessarily be symmetrical with comparable increases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of June 30, 2009, and December 31, 2008, our counterparty risk exposure, net of collateral, was $325 million and $562 million, respectively.  Of this exposure, $99 million and $145 million, respectively was related to our program to hedge our variable annuity guaranteed benefits.  As of June 30, 2009, we have exposure to 13 counterparties, with a maximum exposure of $155 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of LNC counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

As of June 30, 2009, and December 31, 2008, our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2009	2008
Rating
AAA	$-	$20
AA	247	333
A	75	209
BBB	3	-
Total	$325	$562

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 11 to the consolidated financial statements in “Part I – Item 1.”
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

Our participation in the TARP CPP subjects us to additional restrictions, oversight and costs, and has other potential consequences, that could materially affect our business, results and prospects.

On July 10, 2009, in connection with the TARP CPP, we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  Access to TARP CPP was an important component of our strategy to enhance our capital position and financial flexibility.  We believe that the amount of our participation in the TARP CPP offers us the ability to exit the program, if necessary, to manage the potential material consequences to our businesses from the potential restrictions, oversight and costs of participation, which include the following:

•
Our acceptance of the TARP CPP funds could cause us to be perceived as having greater capital needs and weaker overall financial prospects than those of our competitors that have stated that they are not participating in the TARP CPP, which could adversely affect our competitive position and results, including new product sales and policy retention rates, and depress trading prices for our common stock;

•
Receipt of the TARP CPP funds subjects us to restrictions, oversight and costs that may have an adverse impact on our financial condition, results of operations and the price of our common stock.  For example, the American Recovery and Reinvestment Act of 2009 and recently promulgated regulations thereunder contain significant limitations on the amount and form of bonus, retention and other incentive compensation that participants in the TARP CPP may pay to executive officers and senior management.  These provisions may adversely affect our ability to attract and retain executive officers and other key personnel.  Other regulatory initiatives applicable to participants in federal funding programs may also be forthcoming as the U.S. government continues to address dislocations in the financial markets.  Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner;

•
Future federal statutes may adversely affect the terms of the TARP CPP that are applicable to us and the Treasury Department may amend the terms of our agreement with them unilaterally if required by future statutes, including in a manner materially adverse to us;

•
Our participation in the TARP CPP imposes additional restrictions on our ability to increase our common stock dividend.  In particular, we would need to obtain the U.S. Treasury’s consent for any increase in our current quarterly dividend of $0.01 per share of our common stock, as well as any stock repurchase, until the third anniversary of such investment unless, prior to such third anniversary, we redeem all of the shares of Series B preferred stock issued to the U.S. Treasury or the U.S. Treasury transfers such preferred stock to third parties.  We are also unable to repurchase or redeem shares of our common stock or any series of preferred stock outstanding unless all accrued and unpaid dividends for all past dividend periods on the Series B preferred stock issued to the U.S. Treasury are fully paid; and

•
If we do not repurchase the warrant from the U.S. Treasury when we repay the investment, the U.S. Treasury will liquidate the warrant, which will dilute the ownership interest of our existing holders of common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2009 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
4/1/09 - 4/30/09	12,488	$7.32	-	$1,204

5/1/09 - 5/31/09	16,093	13.87	-	1,204

6/1/09 - 6/30/09	-	-	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 28,581 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended June 30, 2009, there were no shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of June 30, 2009, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 15 are not included in our security repurchase.

(3)	As of the last day of the applicable month.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our 2009 annual meeting of shareholders was held on May 14, 2009.

(b)
Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the management nominees.  Four nominees were elected to serve as directors for a three-year term expiring at the 2012 Annual Meeting or until their successors are duly elected and qualified.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Item 1 – Election of Directors

Nominee	Votes Cast For	Votes Withheld
George W. Henderson, III	217,415,457	12,535,638
Eric G. Johnson	217,443,414	12,507,681
M. Leanne Lachman	216,128,335	13,822,760
Isaiah Tidwell	217,313,715	12,637,380

Item 2 – To ratify the appointment of Ernst & Young LLP, as our independent registered public accounting firm for 2009.

For	Against	Abstain	Broker Non-Votes
221,922,564	7,345,127	683,402	—

Item 3 – Approve the Lincoln National Corporation 2009 Amended and Restated Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
146,334,108	50,006,640	1,483,764	32,126,581

Item 4 – The shareholder proposal requesting that the Board of directors initiate the appropriate process to amend Lincoln’s restated articles of incorporation to provide for the election of director nominees by a majority of votes cast.

For	Against	Abstain	Broker Non-Votes
150,377,128	45,525,811	1,921,573	32,126,581

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
Douglas N. Miller Vice President and Chief Accounting Officer
Date: August 7, 2009

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2009

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.
3.2	Articles of Amendment dated July 9, 2009 to LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.
4.1	Form of 8.75% Senior Notes due July 1, 2019 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.
10.1
Lincoln National Corporation 2009 Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.

10.2	Delaware Investments U.S., Inc. 2009 Incentive Compensation Plan is incorporated by reference to Exhibit 99.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 20, 2009.
12.1	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets for the quarter ended June 30, 2009 and period ended December 31, 2008, (ii) Consolidated Statements of Income (Loss) for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2009 and 2008; and (iv) the Consolidated Statements of Cash Flow for the six months ended June 30, 2009 and 2008.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this report shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

E-1