Form 10-Q
period 2009-09-30
LINCOLN NATIONAL CORP
filed 2009-11-06
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-6028

_______________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
_______________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(484) 583-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

_______________________

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

As of November 2, 2009, there were 302,080,185 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2009 – $60,442; 2008 – $54,381)	$60,666	$48,141
Equity (cost: 2009 – $393; 2008 – $428)	283	254
Trading securities	2,548	2,333
Mortgage loans on real estate	7,277	7,715
Real estate	154	125
Policy loans	2,893	2,921
Derivative investments	1,282	3,397
Other investments	1,080	1,624
Total investments	76,183	66,510
Cash and invested cash	3,161	5,589
Deferred acquisition costs and value of business acquired	9,182	11,402
Premiums and fees receivable	323	449
Accrued investment income	943	814
Reinsurance recoverables	7,664	8,396
Reinsurance related embedded derivatives	-	31
Goodwill	3,096	3,696
Other assets	10,827	10,594
Separate account assets	70,111	55,655
Total assets	$181,490	$163,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$15,970	$18,431
Other contract holder funds	63,956	60,570
Short-term debt	400	815
Long-term debt	4,789	4,731
Reinsurance related embedded derivatives	39	-
Funds withheld reinsurance liabilities	1,220	2,042
Deferred gain on business sold through reinsurance	511	619
Payables for collateral on investments	2,240	3,706
Other liabilities	10,598	8,590
Separate account liabilities	70,111	55,655
Total liabilities	169,834	155,159

Contingencies and Commitments (See Note 11)

Stockholders' Equity
Series A preferred stock – 10,000,000 shares authorized; 11,547 and 11,562 shares
issued and outstanding as of September 30, 2009, and December 31, 2008, respectively	-	-
Series B preferred stock – 950,000 shares authorized and outstanding
as of September 30, 2009	800	-
Common stock – 800,000,000 shares authorized; 302,073,869 and 255,869,859 shares
issued and outstanding as of September 30, 2009, and December 31, 2008, respectively	7,842	7,035
Retained earnings	3,234	3,745
Accumulated other comprehensive loss	(220)	(2,803)
Total stockholders' equity	11,656	7,977
Total liabilities and stockholders' equity	$181,490	$163,136

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Insurance premiums	$491	$514	$1,541	$1,507
Insurance fees	766	754	2,158	2,314
Net investment income	1,071	1,068	3,055	3,170
Realized loss:
Total other-than-temporary impairment losses on securities	(148)	(237)	(578)	(395)
Portion of loss recognized in other comprehensive income	68	-	259	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(80)	(237)	(319)	(395)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(288)	30	(684)	49
Total realized loss	(368)	(207)	(1,003)	(346)
Amortization of deferred gain on business sold through
reinsurance	18	19	56	57
Other revenues and fees	103	122	293	369
Total revenues	2,081	2,270	6,100	7,071
Benefits and Expenses
Interest credited	623	625	1,848	1,849
Benefits	569	813	2,072	2,118
Underwriting, acquisition, insurance and other expenses	760	642	2,103	2,065
Interest and debt expense	68	69	130	209
Impairment of intangibles	(1)	-	601	175
Total benefits and expenses	2,019	2,149	6,754	6,416
Income (loss) from continuing operations before taxes	62	121	(654)	655
Federal income tax expense (benefit)	(19)	(8)	(141)	162
Income (loss) from continuing operations	81	129	(513)	493
Income (loss) from discontinued operations, net of federal
income taxes	72	19	(74)	69
Net income (loss)	153	148	(587)	562
Preferred stock dividends and accretion of discount	(16)	-	(16)	-
Net income (loss) available to common stockholders	$137	$148	$(603)	$562

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$0.21	$0.51	$(1.94)	$1.91
Income (loss) from discontinued operations	0.24	0.07	(0.27)	0.27
Net income (loss)	$0.45	$0.58	$(2.21)	$2.18

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$0.21	$0.51	$(1.94)	$1.90
Income (loss) from discontinued operations	0.23	0.07	(0.27)	0.26
Net income (loss)	$0.44	$0.58	$(2.21)	$2.16

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2009	2008
Preferred Stock
Balance as of beginning-of-year	$-	$-
Issuance of Series B preferred stock	794	-
Accretion of discount on Series B preferred stock	6	-
Balance as of end-of-period	800	-

Common Stock
Balance as of beginning-of-year	7,035	7,200
Issuance of common stock	652	-
Issuance of common stock warrant	156	-
Stock compensation/issued for benefit plans	(6)	51
Deferred compensation payable in stock	5	4
Retirement of common stock/cancellation of shares	-	(249)
Balance as of end-of-period	7,842	7,006

Retained Earnings
Balance as of beginning-of-year	3,745	4,293
Cumulative effect from adoption of new accounting standards	102	(4)
Comprehensive income (loss)	2,098	(1,473)
Other comprehensive income (loss), net of tax	(2,685)	2,035
Net income (loss)	(587)	562
Retirement of common stock	-	(227)
Dividends declared: Common (2009 - $0.03; 2008 - $1.245)	(10)	(320)
Dividends on preferred stock	(10)	-
Accretion of discount on Series B preferred stock	(6)	-
Balance as of end-of-period	3,234	4,304

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(2,803)	225
Cumulative effect from adoption of new accounting standards	(102)	-
Other comprehensive income (loss), net of tax	2,685	(2,035)
Balance as of end-of-period	(220)	(1,810)
Total stockholders' equity as of end-of-period	$11,656	$9,500

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(587)	$562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front end loads deferrals and interest, net of amortization	(217)	(492)
Trading securities purchases, sales and maturities, net	(36)	141
Change in premiums and fees receivable	244	47
Change in accrued investment income	(129)	(78)
Change in future contract benefits	(694)	159
Change in other contract holder funds	205	202
Change in funds withheld reinsurance liabilities and reinsurance recoverables	167	(57)
Change in federal income tax accruals	(27)	(228)
Realized loss	1,003	346
Loss on disposal of discontinued operations	220	13
Gain on early extinguishment of debt	(64)	-
Impairment of intangibles	601	175
Amortization of deferred gain on business sold through reinsurance	(56)	(57)
Other	(78)	78
Net cash provided by operating activities	552	811

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(11,468)	(5,578)
Sales of available-for-sale securities	2,850	1,803
Maturities of available-for-sale securities	2,533	2,978
Purchases of other investments	(3,232)	(1,848)
Sales or maturities of other investments	3,521	1,383
Increase (decrease) in payables for collateral on investments	(1,466)	533
Proceeds from sale of subsidiaries/businesses and from disposal of discontinued operations	13	645
Other	(51)	(90)
Net cash used in investing activities	(7,300)	(174)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(522)	(285)
Issuance of long-term debt, net of issuance costs	491	450
Decrease in commercial paper, net	(166)	(145)
Deposits of fixed account values, including the fixed portion of variable	8,805	7,366
Withdrawals of fixed account values, including the fixed portion of variable	(4,282)	(4,373)
Transfers to and from separate accounts, net	(1,566)	(1,838)
Payment of funding agreements	-	(550)
Common stock issued for benefit plans and excess tax benefits	-	32
Issuance of Series B preferred stock and associated common stock warrant	950	-
Issuance of common stock	652	-
Repurchase of common stock	-	(476)
Dividends paid to common and preferred stockholders	(64)	(323)
Net cash provided by (used in) financing activities	4,298	(142)
Net increase (decrease) in cash and invested cash, including discontinued operations	(2,450)	495
Cash and invested cash, including discontinued operations, as of beginning-of-year	5,926	1,665
Cash and invested cash, including discontinued operations, as of end-of-period	$3,476	$2,160

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 17 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life (“UL”) insurance, variable universal life (“VUL”) insurance, term life insurance and mutual funds.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. All material intercompany accounts and transactions have been eliminated in consolidation.

We have evaluated our subsequent events through the time of filing this Form 10-Q with the SEC, on November 6, 2009.

Certain amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications have no effect on net income or stockholders’ equity of the prior periods.

2.   New Accounting Standards

Adoption of New Accounting Standards

Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162” (“SFAS 168”).  The FASB Accounting Standards CodificationTM (“ASC”) is now the single source of authoritative GAAP recognized by the FASB.  Although the FASB ASC does not change current GAAP, it supersedes all existing non-SEC accounting and reporting standards as of the effective date.  The accounting guidance in the FASB ASC is organized by topical reference, with all the contents having the same level of authority.  In accordance with Accounting Standards Update (“ASU”) No.  2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“ASU 2009-01”) the guidance in SFAS 168 will remain authoritative until it has been integrated into the FASB ASC.  We adopted SFAS 168 as of September 30, 2009, and have revised all of the referencing of GAAP accounting standards in this filing to reflect the appropriate references in the new FASB ASC.

Business Combinations Topic

In December 2007, the FASB revised the accounting guidance related to the Business Combinations Topic of the FASB ASC.  This revised accounting guidance retains the fundamental requirements of the business combination accounting standard, but establishes revised principles and requirements for the acquirer in a business combination to recognize and measure the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree and the goodwill acquired or the gain from a bargain purchase.  For a more detailed description of this accounting guidance see “SFAS No. 141(R) – Business Combinations” in Note 2 of our 2008 Form 10-K.  We adopted these revisions for acquisitions occurring after January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB further amended the guidance in the Business Combinations Topic related to the recognition and measurement of contingencies acquired in a business combination.  Contingent assets acquired and liabilities assumed (jointly referred to as “pre-acquisition contingencies”) in a business combination are measured as of the acquisition-date fair value only if fair value can be determined during the measurement period.  If the fair value cannot be determined during the measurement period, but information is available as of the end of the measurement period indicating the pre-acquisition contingency is both probable and can be reasonably estimated, then the pre-acquisition contingency is recognized as of the acquisition date based on the estimated amount.  Subsequent to the acquisition date, the measurement of pre-acquisition contingencies is dependent on the nature of the contingency.  We adopted these amendments for acquisitions occurring after January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

Consolidations Topic

In December 2007, the FASB amended the Consolidations Topic of the FASB ASC in order to establish accounting and reporting standards surrounding noncontrolling interests, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent.  For a more detailed description of these amendments see “SFAS No. 160 – Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51” in Note 2 of our 2008 Form 10-K.  We adopted these amendments effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Derivatives and Hedging Topic

In March 2008, the FASB amended the Derivatives and Hedging Topic of the FASB ASC to expand the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities.  For a more detailed description of the new disclosure requirements, see “SFAS No. 161 – Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” in Note 2 of our 2008 Form 10-K.  The amended and expanded disclosure requirements apply to all derivative instruments within the scope of the Derivatives and Hedging Topic, nonderivative hedging instruments and all hedged items designated and qualifying as hedges.  We adopted these amendments effective January 1, 2009, and have prospectively included the enhanced disclosures related to derivative instruments and hedging activities in Note 6.

In addition, in June 2008, the FASB amended the Derivatives and Hedging Topic regarding the evaluation of an instrument (or embedded feature) indexed to an entity’s own stock.  The amendments to the accounting guidance require a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to an entity’s own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions.  We adopted this updated accounting guidance on January 1, 2009, for all outstanding instruments as of that date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Fair Value Measurements and Disclosures Topic

In February 2008, the FASB amended the Fair Value Measurements and Disclosures Topic of the FASB ASC in order to delay the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We applied fair value measurement to nonfinancial assets and nonfinancial liabilities beginning on January 1, 2009.  The application did not have a material impact on our consolidated financial condition and results of operations.

In addition, in April 2009, the FASB amended the Fair Value Measurements and Disclosures Topic to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and additional guidance on circumstances that may indicate a transaction is not orderly.  The FASB provided illustrative examples of key considerations when applying fair value measurement principles to estimate fair value in nonactive markets when there has been a significant decrease in the volume and level of activity for the asset.  Additional financial statement disclosures are also required about an entity’s fair value measurements in annual and interim reporting periods.  Any changes in valuation techniques resulting from the adoption of this amended guidance are accounted for as a change in accounting estimate in accordance with the FASB ASC guidance related to accounting changes and error corrections.  As permitted under the transition guidance, we elected to early adopt these amendments to the Fair Value Measurements and Disclosures Topic effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

Financial Instruments Topic

In April 2009, the FASB extended the financial statement disclosures under the Financial Instruments Topic of the FASB ASC to require that the fair value of financial instrument disclosures be included in the notes to the interim financial statements.  In addition, entities must disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any change in the method(s) and significant assumptions used from prior periods.  We included the disclosures related to the fair value of financial instruments as of June 30, 2009, and have included these enhanced disclosures in Note 16.

Financial Services – Insurance Industry Topic

In May 2008, the FASB updated the Financial Services – Insurance Industry Topic of the FASB ASC with accounting guidance applicable to financial guarantee insurance and reinsurance contracts not accounted for as derivative instruments.  For a more detailed description of these amendments, see “SFAS No. 163 – Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” in Note 2 of our 2008 Form 10-K.  We do not hold a significant amount of financial guarantee insurance and reinsurance contracts, and as such, the adoption on January 1, 2009, did not have a material impact on our consolidated financial condition and results of operations.

Intangibles – Goodwill and Other Topic

In April 2008, the FASB amended the Intangibles – Goodwill and Other Topic of the FASB ASC related to the determination of the useful life of intangible assets.  For a more detailed description of these amendments, see “FSP FAS No. 142-3 – Determination of the Useful Life of Intangible Assets” in Note 2 of our 2008 Form 10-K.  We adopted these amendments effective January 1, 2009, and applied the guidance prospectively to recognized intangible assets acquired after the effective date and applied the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Investments – Debt and Equity Securities Topic

In April 2009, the FASB replaced the guidance in the Investments – Debt and Equity Securities Topic of the FASB ASC related to other-than-temporary impairments (“OTTI”).  Under this new accounting guidance, management’s assertion that it has the intent and ability to hold an impaired debt security until recovery is replaced by the requirement for management to assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an OTTI shall be recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value as of the balance sheet date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

If management does not intend to sell the debt security and it is not more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred.  In this instance, the total OTTI must be bifurcated into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income (loss) (“OCI”).  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, the amendments to this topic expand and increase the frequency of existing disclosures about OTTIs for debt and equity securities regarding expected cash flows, credit losses and the aging of securities with unrealized losses.

As permitted by the transition guidance, we elected to early adopt the amendments to the Investments – Debt and Equity Securities Topic effective January 1, 2009, by recording an increase of $102 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on our Consolidated Statements of Stockholders’ Equity to reclassify the noncredit portion of previously other-than-temporarily impaired debt securities held as of January 1, 2009.  The following summarizes the components (in millions) for this cumulative effect adjustment:

	Unrealized	Net
	OTTI	Unrealized
	on	Loss
	AFS	on AFS
	Securities	Securities	Total
Increase in amortized cost of fixed maturity available-for-sale ("AFS") securities	$34	$165	$199
Change in DAC, VOBA, DSI and DFEL	(7)	(35)	(42)
Income tax	(9)	(46)	(55)
Net cumulative effect adjustment	$18	$84	$102

The cumulative effect adjustment was calculated for all debt securities held as of January 1, 2009, for which an OTTI was previously recognized, but as of January 1, 2009, we did not intend to sell the security and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of January 1, 2009, to the amortized cost basis of the debt securities.  The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective debt security in effect before recognizing any OTTI.  In addition, because the carrying amounts of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) are adjusted for the effects of realized and unrealized gains and losses on fixed maturity AFS securities, we recognized a true-up to our DAC, VOBA, DSI and DFEL balances for this cumulative effect adjustment.

The following summarizes the increase to the amortized cost of our fixed maturity AFS securities (in millions) as of January 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Corporate bonds	$131
Residential collateralized mortgage obligations ("CMOs")	65
Collateralized debt obligations ("CDOs")	3
Total fixed maturity AFS securities	$199

The impact of this adoption to basic and diluted per share amounts for the three months ended September 30, 2009, was an increase of $0.23 and $0.22 per share, respectively.  The impact of this adoption to both basic and diluted per share amounts for the nine months ended September 30, 2009, was an increase of $0.95 per share.

In addition, we have enhanced our financial statement presentation to present the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated OCI, on the face of our Consolidated Statements of Income (Loss).  We disclose the amount of OTTI recognized in accumulated OCI in Note 12, and the enhanced disclosures related to OTTI are included in Note 5.

Investments – Equity Method and Joint Ventures Topic

In November 2008, the FASB amended the guidance in the Investments – Equity Method and Joint Ventures Topic of the FASB ASC to addresses the impact of recent amendments to the Business Combinations and Consolidations Topics on the accounting for equity method investments.  For a more detailed description of these amendments, see “EITF No. 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” in Note 2 of our 2008 Form 10-K.  We adopted these amendments on January 1, 2009, prospectively for all investments accounted for under the equity method.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Subsequent Events Topic

In May 2009, the FASB updated the Subsequent Events Topic of the FASB ASC in order to establish standards of accounting for the disclosure of events that take place after the balance sheet date, but before the financial statements are issued.  The effect of all subsequent events must be recognized in the financial statements that provide information about conditions that existed as of the balance sheet date.  For those events that did not exist as of the balance sheet date, but arose after the balance sheet date and before the financial statements are issued, recognition is not required, but depending on the nature of the unrecognized subsequent event, disclosure of the event may be required in order to keep the financial statements from being misleading.  In addition, entities must disclose in the financial statements the date through which subsequent events have been evaluated.  We adopted these provisions, prospectively, as of the interim reporting period ended June 30, 2009, and have include the enhanced disclosures in Note 1.  The adoption of these amendments to the Subsequent Event Topic did not have a material impact on our consolidated financial condition or results of operations.

Transfers and Servicing Topic

In February 2008, the FASB updated the Transfers and Servicing Topic of the FASB ASC regarding transfers of financial assets and the guidance for when a repurchase financing should be considered a linked transaction.  For a more detailed description of these amendments see “FSP FAS No. 140-3 – Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” in Note 2 of our 2008 Form 10-K.  We adopted this update effective January 1, 2009, and applied the guidance prospectively to initial transfers and repurchase financings executed after that date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Compensation – Retirement Benefits Topic

In December 2008, the FASB amended the disclosure requirements for the Compensation – Retirement Benefits Topic of the FASB ASC, which will require enhanced disclosures regarding the plan assets of an employer’s defined benefit pension or other postretirement benefit plans.  The new disclosures will include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy as defined by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  In addition, disclosures will now be required for fair value measurements of plan assets using Level 3 inputs.  These new disclosures are effective for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes.  We will include the disclosures required by the Compensation – Retirement Benefits Topic in the notes to our consolidated financial statements for the year ending December 31, 2009.

Fair Value Measurements and Disclosures Topic

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”) which amends the Fair Value Measurements and Disclosures Topic of the FASB ASC to provide further guidance on the application of fair value measurements, due to the general lack of observable market information available for liabilities.  These amendments to the Fair Value Measurements and Disclosures Topic identify valuation techniques which can be used to measure the fair value of a liability when a quoted price in an active market is not available.  In addition, the amendments clarify that an entity is not required to include a separate input or adjustment to other inputs related to a restriction that prevents the transfer of the liability and clarifies when a quoted price for a liability would be considered a Level 1 input.  ASU 2009-05 is effective for the reporting period ending December 31, 2009.  Any revisions resulting from a change in a valuation technique, or its application, must be accounted for as a change in accounting estimate and the specified disclosure for a change in accounting estimate must be included in the notes to the financial statements.  We will adopt these amendments to the Fair Value Measurements and Disclosures Topic in the fourth quarter of 2009, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), which amends the Fair Value Measurements and Disclosures Topic of the FASB ASC to permit the use of net asset value per share, without further adjustment, to estimate the fair value of investments in investment companies that do not have readily determinable fair values.  The net asset value per share must be calculated in a manner consistent with the measurement principles of the Financial Services – Investment Companies Topic of the FASB ASC and can be used by investors in investments such as hedge funds, private equity funds, venture capital funds and real estate funds.  If it is probable the investment will be sold for an amount other than net asset value, the investor would be required to estimate the fair value of the investment considering all of the rights and obligations of the investment and any other market available data.  In addition, the amendments will require enhanced disclosure for the investments within the scope of this accounting update.  The accounting guidance in ASU 2009-12 is effective for periods ending after December 15, 2009, and entities will be permitted to early adopt this accounting guidance without providing the enhanced disclosures.  Upon the effective date of ASU 2009-12, the enhanced disclosures must be provided in the notes to the financial statements.  We will adopt these amendments in the fourth quarter of 2009, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

SFAS No. 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”).  In accordance with ASU 2009-01, the guidance in SFAS 166 will remain authoritative until it has been integrated into the FASB ASC.  SFAS 166 will, among other things, eliminate the concept of a qualifying special-purpose entity (“SPE”) and remove the scope exception for a qualifying SPE from the Consolidations Topic of the FASB ASC.  As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor.  In addition, this standard amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline.  SFAS 166 is effective as of the beginning of the annual reporting period that begins after November 15, 2009.  The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  We will adopt the provisions of SFAS 166 effective January 1, 2010, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

SFAS No. 167 – Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  In accordance with ASU 2009-01, the guidance in SFAS 167 will remain authoritative until it has been integrated into the FASB ASC.  SFAS 167 amends the consolidation guidance related to variable interest entities (“VIEs”) to require entities to perform an analysis of their respective variable interests to determine if a controlling financial interest exists in the VIE.  The current quantitative analysis used under the Consolidations Topic of the FASB ASC will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE.  In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain events defined in the FASB ASC.  SFAS 167 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires that on the effective date all VIEs in which an entity has a variable interest be reconsidered for consolidation based on this amended accounting guidance.  The investments we hold that we are evaluating are certain of our partnership investments in our alternative investment portfolio and the credit linked notes (“CLNs”).  See Notes 4 and 5 for details on the CLNs.  If we were required to consolidate our CLNs, it would also result in requiring us to record changes in fair value through the income statement with the initial mark-to-market recorded as a cumulative effect adjustment to retained earnings.  We will adopt the provisions of SFAS 167 effective January 1, 2010, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

3.  Acquisitions and Dispositions

Acquisitions

Newton County Loan & Savings, FSB (“NCLS”)

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of NCLS, a federally regulated savings bank located in Indiana.  We contributed $10 million to the capital of NCLS.  We closed on our purchase of NCLS on January 15, 2009, which did not have a material impact on our consolidated financial condition or results of operations.

Dispositions

Discontinued Investment Management Operations

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provides investment products and services to individuals and institutions.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, will enter into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have ten-year terms, and we may terminate them without cause by paying an aggregate termination fee of up to $84 million in the event that all of the agreements with our subsidiaries are terminated that will decline on a pro rata basis over the ten-year term of the advisory agreements.

Accordingly, the assets and liabilities of this business have been reclassified as held-for-sale for all periods presented and are reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
Assets
Cash and invested cash	$152	$165
Premiums and fees receivable	34	32
Goodwill	248	248
Other assets	84	77
Total assets held-for-sale	$518	$522

Liabilities
Other liabilities	$162	$166
Total liabilities held-for-sale	$162	$166

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Discontinued Operations Before Disposal
Revenues:
Investment advisory fees – external	$55	$67	$146	$220
Investment advisory fees – internal	22	21	62	61
Other revenues and fees	23	22	66	75
Gain on sale of business	2	2	6	6
Total revenues	$102	$112	$280	$362

Income from discontinued operations before disposal,
before federal income tax expense	$12	$10	$29	$57
Federal income tax expense	5	3	13	21
Income from discontinued operations before disposal	$7	$7	$16	$36

We expect this transaction to close on or around December 31, 2009.  The completion of the transaction contemplated by the purchase and sale agreement is subject to regulatory approvals and the satisfaction of other customary conditions, some of which are beyond our control, and no assurance can be given that such completion will occur.  The transaction is expected to be neutral to earnings per share assuming reinvestment of net proceeds back into core insurance businesses.  We expect a modest gain on disposal, which will be recorded as of the close of the transaction; however, the actual gain (loss) may differ from our expected result depending upon, among other things, the actual purchase price after closing adjustments.

Discontinued U.K. Operations

On June 15, 2009, we entered into a share purchase agreement with SLF of Canada UK Limited (“SLF”) and Sun Life Assurance Company of Canada, as the guarantor, pursuant to which we agreed to sell to SLF all of the outstanding capital stock of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which is focused primarily on providing life and retirement income products in the United Kingdom.  This transaction closed on October 1, 2009, and we retained Lincoln UK’s pension plan assets and liabilities.

Accordingly, the assets and liabilities of this business have been reclassified as held-for-sale for all periods presented and are reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
Assets
Investments	$998	$831
Cash and invested cash	163	172
DAC and VOBA	562	534
Accrued investment income	21	18
Reinsurance recoverables	60	54
Other assets	45	44
Separate account assets	6,193	4,978
Total assets held-for-sale	$8,042	$6,631

Liabilities
Future contract benefits	$896	$829
Other contract holder funds	287	277
Other liabilities	159	129
Separate account liabilities	6,193	4,978
Total liabilities held-for-sale	$7,535	$6,213

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$17	$19	$41	$64
Insurance fees	42	40	99	138
Net investment income	15	21	43	61
Realized gain (loss)	-	1	(1)	(7)
Total revenues	$74	$81	$182	$256

Income from discontinued operations before disposal,
before federal income tax expense	$16	$20	$38	$58
Federal income tax expense	6	7	13	20
Income from discontinued operations before disposal	10	13	25	38

Disposal
Gain (loss) on disposal, before federal income tax benefit	17	-	(220)	-
Federal income tax benefit	38	-	105	-
Gain (loss) on disposal	55	-	(115)	-
Income (loss) from discontinued operations	$65	$13	$(90)	$38

There will be a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement.

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

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Discontinued Operations Before Disposal
Media revenues, net of agency commissions	$-	$22

Income from discontinued operations before disposal, before federal income expense	$-	$8
Federal income tax expense	-	3
Income from discontinued operations before disposal	-	5

Disposal
Loss on disposal, before federal income tax expense (benefit)	-	(13)
Federal income tax expense (benefit)	1	(3)
Loss on disposal	(1)	(10)
Loss from discontinued operations	$(1)	$(5)

4.  Variable Interest Entities

Our involvement with VIEs is primarily to obtain financing and to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes.  We have carefully analyzed each VIE to determine whether we are the primary beneficiary.  Based on our analysis of the expected losses and residual returns of the VIEs in which we have a variable interest, we have concluded that there are no VIEs for which we are the primary beneficiary, and, as such, we have not consolidated the VIEs in our consolidated financial statements.  However, for those VIEs in which we are not the primary beneficiary, but hold a variable interest, we recognize the fair value of our variable interest on our consolidated financial statements.

Information (in millions) included on our Consolidated Balance Sheets for those VIEs where we had significant variable interest and where we were a sponsor was as follows:

	As of September 30, 2009			As of December 31, 2008
			Maximum			Maximum
	Total	Total	Loss	Total	Total	Loss
	Assets	Liabilities	Exposure	Assets	Liabilities	Exposure
Affiliated trust	$5	$-	$-	$5	$-	$-
Credit-linked notes	318	-	600	50	-	600

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

Credit-Linked Notes

We invested in two CLNs where the note holders do not have voting rights or decision-making capabilities.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders’ investment does not permit them to make decisions about the entities’ activities that would have a significant effect on the success of the entities, we have determined that these entities are VIEs.  We are not the primary beneficiary of the VIEs as the multi-tiered class structure of the CLNs requires the subordinated classes of the investment pool to absorb credit losses prior to our class of notes.  As a result, we will not absorb the majority of the expected losses and the coupon we receive on the CLNs limits our participation in the residual returns.  For information regarding our exposure to loss in our CLNs, see “Credit-Linked Notes” in Note 5.

5.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 16, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed Maturity Securities
Corporate bonds	$44,579	$2,612	$1,265	$78	$45,848
U.S. Government bonds	203	20	2	-	221
Foreign government bonds	473	31	11	-	493
Mortgage-backed securities ("MBS"):
CMOs	6,237	306	342	172	6,029
Residential mortgage pass-through
securities ("MPTS")	2,594	85	14	-	2,665
Commercial MBS ("CMBS")	2,592	52	391	-	2,253
Asset-backed securities ("ABS"):
CDOs	191	5	47	9	140
CLNs	600	-	282	-	318
State and municipal bonds	1,425	54	15	-	1,464
Hybrid and redeemable preferred securities	1,548	21	334	-	1,235
Total fixed maturity securities	60,442	3,186	2,703	259	60,666
Equity Securities
Banking securities	274	-	118	-	156
Insurance securities	43	1	-	-	44
Other financial services securities	23	11	7	-	27
Other securities	53	4	1	-	56
Total equity securities	393	16	126	-	283
Total AFS securities	$60,835	$3,202	$2,829	$259	$60,949

(1)
This amount is comprised of the gross unrealized OTTI cumulative effect adjustment as discussed in Note 2 and the amount reflected on our Consolidated Statements of Income (Loss) during the first nine months of 2009 adjusted for other changes, including but not limited to, sales of fixed maturity AFS securities.

	As of December 31, 2008
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$39,773	$638	$4,463	$-	$35,948
U.S. Government bonds	204	42	-	-	246
Foreign government bonds	532	37	49	-	520
MBS:
CMOs	6,918	174	780	-	6,312
MPTS	1,875	62	38	-	1,899
CMBS	2,535	9	625	-	1,919
ABS:
CDOs	256	7	103	-	160
CLNs	600	-	550	-	50
State and municipal bonds	125	2	2	-	125
Hybrid and redeemable preferred securities	1,563	6	607	-	962
Total fixed maturity securities	54,381	977	7,217	-	48,141
Equity Securities
Banking securities	274	-	146	-	128
Insurance securities	71	1	19	-	53
Other financial services securities	29	4	8	-	25
Other securities	54	4	10	-	48
Total equity securities	428	9	183	-	254
Total AFS securities	$54,809	$986	$7,400	$-	$48,395

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of September 30, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,717	$1,734
Due after one year through five years	13,444	13,930
Due after five years through ten years	16,609	17,327
Due after ten years	16,458	16,270
Subtotal	48,228	49,261
MBS	11,423	10,947
CDOs	191	140
CLNs	600	318
Total fixed maturity AFS securities	$60,442	$60,666

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2009
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$1,905	$190	$7,399	$1,153	$9,304	$1,343
U.S. Government bonds	41	2	-	-	41	2
Foreign government bonds	24	-	50	11	74	11
MBS:
CMOs	261	172	1,018	342	1,279	514
MPTS	223	2	103	12	326	14
CMBS	103	17	782	374	885	391
ABS:
CDOs	9	7	117	49	126	56
CLNs	-	-	318	282	318	282
State and municipal bonds	285	7	60	8	345	15
Hybrid and redeemable
preferred securities	128	45	912	289	1,040	334
Total fixed maturity securities	2,979	442	10,759	2,520	13,738	2,962
Equity Securities
Banking securities	138	103	18	15	156	118
Insurance securities	6	-	-	-	6	-
Other financial services securities	8	7	-	-	8	7
Other securities	2	1	-	-	2	1
Total equity securities	154	111	18	15	172	126
Total AFS securities	$3,133	$553	$10,777	$2,535	$13,910	$3,088

Total number of securities in an unrealized loss position						1,680

	As of December 31, 2008
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed Maturity Securities
Corporate bonds	$18,864	$2,341	$5,893	$2,122	$24,757	$4,463
U.S. Government bonds	3	-	-	-	3	-
Foreign government bonds	147	17	50	32	197	49
MBS:
CMOs	853	299	720	481	1,573	780
MPTS	96	26	52	12	148	38
CMBS	1,133	175	498	450	1,631	625
ABS:
CDOs	76	20	68	83	144	103
CLNs	-	-	50	550	50	550
State and municipal bonds	29	2	2	-	31	2
Hybrid and redeemable
preferred securities	461	267	418	340	879	607
Total fixed maturity securities	21,662	3,147	7,751	4,070	29,413	7,217
Equity Securities
Banking securities	128	146	-	-	128	146
Insurance securities	30	19	-	-	30	19
Other financial services securities	16	8	-	-	16	8
Other securities	23	9	2	1	25	10
Total equity securities	197	182	2	1	199	183
Total AFS securities	$21,859	$3,329	$7,753	$4,071	$29,612	$7,400

Total number of securities in an unrealized loss position						3,563

Each quarter we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  We use the process described below to evaluate the level of the expected cash flows.

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary.  The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods.  We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future.  Other factors used in this analysis include type of underlying collateral (e.g., prime, Alt-A or subprime), geographic distribution of underlying loans and timing of liquidations by state.  Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur.  Factors that impact the severity assumption include expectations for future home price appreciation/depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans.  Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments.  These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure.  If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for other-than-temporary impairment by comparing the expected cash flows to amortized cost.  To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required.

Otherwise, if the amortized cost of the security is greater than the present value of the cash flows expected to be collected, and the security was not purchased at a discount greater than the expected principal loss, then impairment is recognized.

We further monitor the cash flows of all of our AFS securities backed by pools on an ongoing basis.  We also perform detailed analysis on all of our subprime, Alt-A, non-agency residential MBS and on a significant percentage of our AFS securities backed by pools of commercial mortgages.  The detailed analysis includes revising projected cash flows by updating the cash flows for actual cash received and applying assumptions with respect to expected defaults, foreclosures and recoveries in the future.  These revised projected cash flows are then compared to the amount of credit enhancement (subordination) in the structure to determine whether the amortized cost of the security is recoverable.  If it is not recoverable, we record an impairment of the security.

We perform detailed analysis on the AFS securities backed by pools that are most at risk of impairment based on factors noted above.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of September 30, 2009
	Amortized		Unrealized
	Cost	Fair Value	Loss
Total
AFS securities backed by pools of residential mortgages	$3,285	$2,267	$1,018
AFS securities backed by pools of commercial mortgages	1,347	930	417
Total	$4,632	$3,197	$1,435

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,985	$1,971	$1,014
AFS securities backed by pools of commercial mortgages	363	204	159
Total	$3,348	$2,175	$1,173

For the nine months ended September 30, 2009, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $499 million, pre-tax, and before associated amortization expense for DAC, VOBA, DSI and DFEL, of which $247 million was recognized in OCI and $252 million was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$277	$120	$-	71
Six months or greater, but less than nine months	301	114	89	69
Nine months or greater, but less than twelve months	989	509	14	169
Twelve months or greater	1,668	1,376	137	277
Total AFS securities	$3,235	$2,119	$240	586

	As of December 31, 2008
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$6,711	$3,497	$-	982
Six months or greater, but less than nine months	496	505	-	102
Nine months or greater, but less than twelve months	485	646	-	147
Twelve months or greater	173	869	-	90
Total AFS securities	$7,865	$5,517	$-	1,321

(1)	We may reflect a security in more than one aging category based on various purchase dates.

As described more fully below, we regularly review our investment holdings for OTTIs.  Based upon this review, the cause of the $4.3 billion decrease in our gross AFS securities unrealized losses for the nine months ended September 30, 2009, was attributable primarily to increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads), partially offset by the cumulative adjustment resulting from the adoption of new accounting guidance related to the recognition of OTTI, which resulted in the $165 million increase in amortized cost in AFS securities as discussed in Note 2.  We believe that the securities in an unrealized loss position as of September 30, 2009, were not other-than-temporarily impaired as we do not intend to sell these debt securities or it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.

Changes in the amount of credit loss of OTTIs recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Balance as of beginning-of-period	$132	$31
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	32	127
Credit losses on securities for which an OTTI was previously recognized	64	100
Decreases attributable to:
Securities sold	(6)	(6)
Amounts recognized in net income (loss)	-	(30)
Balance as of end-of-period	$222	$222

During the three and nine months ended September 30, 2009, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined that it is no longer likely that we would receive cash flows sufficient to recover the entire amortized cost basis of the security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•	Failure of the issuer of the security to make scheduled payments;
•	Deterioration of creditworthiness of the issuer;
•	Deterioration of conditions specifically related to the security;
•	Deterioration of fundamentals of the industry in which the issuer operates;
•	Deterioration of fundamentals in the economy including, but not limited to, higher unemployment and lower housing prices and
•	Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on AFS securities.  See Note 12 for details.

Details of the amount of credit loss of OTTIs recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) as of September 30, 2009, were as follows:

		Gross		OTTI in
	Amortized	Unrealized	Fair	Credit
	Cost	OTTI	Value	Losses
Corporate bonds	$160	$72	$88	$58
MBS CMOs	383	172	211	164
	$543	$244	$299	$222

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Fixed maturity AFS securities:
Gross gains	$23	$19	$110	$44
Gross losses	(166)	(372)	(579)	(592)
Equity AFS securities:
Gross gains	-	1	4	1
Gross losses	(8)	(25)	(16)	(32)
Gain (loss) on other investments	2	1	(58)	29
Associated amortization expense of DAC, VOBA, DSI
and DFEL and changes in other contract holder funds
and funds withheld reinsurance liabilities	25	91	128	139
Total realized loss on investments, excluding trading securities	(124)	(285)	(411)	(411)
Loss on certain derivative instruments	(12)	(30)	(33)	(62)
Total realized loss on investments and certain
derivative instruments, excluding trading securities	$(136)	$(315)	$(444)	$(473)

Details underlying write-downs taken as a result of OTTI (in millions) that was recognized in net income (loss) and included in realized loss on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$29	$205	$187	$331
MBS:
CMOs	70	76	213	153
ABS:
CDOs	10	-	39	1
Hybrid and redeemable preferred securities	17	1	18	1
Total fixed maturity securities	126	282	457	486
Equity securities:
Insurance securities	-	1	-	1
Other financial services securities	8	24	10	24
Other securities	-	-	6	7
Total equity securities	8	25	16	32
Gross OTTI recognized in net income (loss)	134	307	473	518
Associated amortization expense of DAC, VOBA,
DSI and DFEL	(54)	(70)	(154)	(123)
Net OTTI recognized in net income (loss), pre-tax	$80	$237	$319	$395

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$97	$-	$338	$-
Associated amortization expense of DAC, VOBA, DSI
and DFEL	(29)	-	(79)	-
Net portion of OTTI recognized in OCI, pre-tax	$68	$-	$259	$-

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss), as this amount is deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in OCI to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this amount is considered a noncredit (i.e., recoverable) impairment.

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

As of September 30, 2009, we reviewed our corporate bond portfolio for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  Due to the number and variety of securities in an unrealized loss position, as well as the variety of factors for each individual corporate bond, which are used in the determination of the potential shortfall in contractual principal and interest, including, but not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers, we can not quantify the significant inputs used to measure the amounts of credit losses.

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

As of September 30, 2009, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity if defaulted.  For first lien loans, we assume a minimum of 30% loan severity with higher severity assumed for investor properties and further housing price depreciation.

Payables for Collateral on Investments

When we enter into collateralized financing transactions on our investments, a liability is recorded equal to the cash collateral received.  This liability is included within payables for collateral on investments on our Consolidated Balance Sheets.  Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on our Consolidated Statements of Income (Loss).  Changes in payables for collateral on investments are reflected within cash flows from investing activities on our Consolidated Statements of Cash Flows.

The carrying values of the payables for collateral on investments (in millions) and the fair value of the related investments included on our Consolidated Balance Sheets consisted of the following:

	As of September 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$714	$714	$2,809	$2,809
Securities pledged under securities lending agreements (2)	694	668	427	410
Securities pledged under reverse repurchase agreements (3)	344	364	470	496
Securities pledged for Treasury Asset-Backed Securities
Loan Facility ("TALF") (4)	388	441	-	-
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	113	-	-
Total payables for collateral on investments	$2,240	$2,300	$3,706	$3,715

(1)
We obtain collateral based upon contractual provisions with our counterparties.  These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that once exceeded result in the receipt of cash that is typically invested in cash and invested cash.  See Note 6 for details about maximum collateral potentially required to post on our credit default swaps.

(2)
Our pledged securities under securities lending agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We generally obtain collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively.  We value collateral daily and obtain additional collateral when deemed appropriate.  The cash received in our securities lending program is typically invested in cash and invested cash or fixed maturity AFS securities.

(3)
Our pledged securities under reverse repurchase agreements are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We obtain collateral in an amount equal to 95% of the fair value of the securities, and our agreements with third parities contain contractual provisions to allow for additional collateral to be obtained when necessary.  The cash received in our reverse repurchase program is typically invested in fixed maturity AFS securities.

(4)
Our pledged securities for TALF are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We obtain collateral in an amount that has typically averaged 90% of the fair value of the TALF securities.  The cash received in these transactions is invested in fixed maturity AFS securities.

(5)
Our pledged securities for FHLBI are included in fixed maturity AFS securities on our Consolidated Balance Sheets.  We generally obtain collateral in an amount equal to 85% to 95% of the fair value of the FHLBI securities.  The cash received in these transactions is typically invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) included in the Consolidated Statements of Cash Flows consisted of the following:

	For the Nine Months
	Ended September 30,
	2009	2008
Collateral payable held for derivative investments	$(2,095)	$797
Securities pledged under securities lending agreements	267	(192)
Securities pledged under reverse repurchase agreements	(126)	(200)
Securities pledged for TALF	388	-
Securities pledged for FHLBI	100	128
Total increase (decrease) in payables for collateral on investments	$(1,466)	$533

Investment Commitments

As of September 30, 2009, our investment commitments for fixed maturity AFS securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $797 million, which included $372 million of limited partnerships and $219 million of standby commitments to purchase real estate upon completion and leasing.

Credit-Linked Notes

As of September 30, 2009, and December 31, 2008, other contract holder funds on our Consolidated Balance Sheets included $600 million outstanding in funding agreements of LNL.  LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into two separate CLNs originated by a third party company.  The CLNs are included in fixed maturity AFS securities on our Consolidated Balance Sheets.

We earn a spread between the coupon received on the CLNs and the interest credited on the funding agreements.  Our CLNs were created using a special purpose trust that combines highly rated assets with credit default swaps to produce a multi-class structured security.  The high quality assets in these transactions are AAA-rated ABS secured by a pool of credit card receivables.  The credit default swaps in the underlying portfolios are actively managed by the investment manager for the pool of underlying issuers in each of the transactions, as permitted in the CLN agreements.  The investment manager, from time to time, has directed substitutions of corporate names in the reference portfolio.  When substituting corporate names, the issuing special purpose trust transacts with a third party to sell credit protection on a new issuer, selected by the investment manager.  The cost to substitute the corporate names is based on market conditions and the liquidity of the corporate names.  This new issuer will replace the issuer the investment manager has identified to remove from the pool of issuers.  The substitution of corporate issuers does not revise the CLN agreement.  The subordination and the participation in credit losses may change as a result of the substitution.  The amount of the change is dependent upon the relative risk of the issuers removed and replaced in the pool of issuers.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the CLNs, which could result in principal losses to our investments.  However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the CLN, which requires the subordinated classes of the investment pool to absorb all of the credit losses up to the current attachment point.  LNL owns the mezzanine tranche of these investments.

Our evaluation of the CLNs for OTTI involves projecting defaults in the underlying collateral pool, making assumptions regarding severity and then comparing losses on the underlying collateral pool to the amount of subordination.  We apply current published industry data of projected default rates to the underlying collateral pool to estimate the expected future losses.   If expected losses were to exceed the attachment point, we may recognize an OTTI on the CLN.  To date, there has been one default in the underlying collateral pool of the $400 million CLN and two defaults in the underlying collateral pool of the $200 million CLN.  There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of September 30, 2009.

During the nine months ended September 30, 2009, as in the general markets, spreads on these transactions have tightened, reducing unrealized losses.  We had unrealized losses of $282 million on the $600 million in CLNs as of September 30, 2009, and $550 million on the $600 million in CLNs as of December 31, 2008.  As described more fully in the realized loss related to investments section above, we regularly review our investment holdings for OTTIs.  Based upon this review, we believe that these securities were not other-than-temporarily impaired as of September 30, 2009, and December 31, 2008.  The following summarizes the fair value to amortized cost ratio of the CLNs:

	As of	As of	As of
	October 31,	September 30,	December 31,
	2009	2009	2008
Fair value to amortized cost ratio	50%	53%	8%

The following summarizes information regarding our investments in these securities (dollars in millions) as of September 30, 2009:

	Amount and Date of Issuance
	$400	$200
	December 2006	April 2007
Amortized cost	$400	$200
Fair value	205	113
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.79%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BBB-	Ba3 (1)
Current rating of underlying collateral pool	Aa1-Caa2	Aaa-B3
Number of entities	124	98
Number of countries	19	23

(1)	As of October 31, 2009, the current rating of this tranche was B2.

The following summarizes the exposure of the CLNs’ underlying collateral by industry and rating as of September 30, 2009:

Industry	AAA	AA	A	BBB	BB	B	CC	Total
Financial intermediaries	0.4%	3.5%	7.1%	0.5%	0.0%	0.0%	0.0%	11.5%
Telecommunications	0.0%	0.0%	5.5%	4.5%	1.1%	0.0%	0.0%	11.1%
Oil and gas	0.0%	1.4%	1.7%	4.4%	0.0%	0.0%	0.0%	7.5%
Utilities	0.0%	0.0%	2.4%	1.8%	0.0%	0.0%	0.0%	4.2%
Chemicals and plastics	0.0%	0.0%	2.3%	1.6%	0.0%	0.0%	0.0%	3.9%
Property and casualty insurance	0.0%	0.0%	2.2%	1.1%	0.0%	0.0%	0.5%	3.8%
Drugs	0.3%	2.5%	0.9%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food and drug)	0.0%	0.0%	0.6%	1.8%	1.1%	0.0%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	3.0%	0.3%	0.0%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.3%	1.6%	1.4%	0.0%	0.0%	0.0%	3.3%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	0.0%	3.0%
Other industry < 3% (28 industries)	0.9%	2.8%	15.2%	16.6%	3.9%	1.8%	0.0%	41.2%
Total by industry	1.6%	10.5%	42.5%	35.6%	7.5%	1.8%	0.5%	100.0%

Alternative Investments

Alternative investments, which consist primarily of investments in Limited Partnerships ("LPs"), are included in other investments on our Consolidated Balance Sheets.

We account for our investments in LPs using the equity method to determine the GAAP carrying value.  The LPs where LNC is a participant generally report their assets at fair value.  Since the assets of the LPs are measured at fair value and the values of the LPs’ liabilities would generally approximate fair value according to the audited financial statements received from the partnerships, the GAAP carrying value on our consolidated balance sheet would approximate a fair value for our LP investments.

Recognition of alternative investment income is delayed due to the availability of the related financial statements, as our venture capital, real estate and oil and gas portfolios are generally on a three-month delay and our hedge funds are on a one-month delay and are generally obtained from the partnerships’ general partners.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received after the filing of Form 10-K.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar year period.

6.  Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk and credit risk.  We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swap agreements, interest rate futures, interest rate cap agreements, forward-starting interest rate swaps and treasury locks. Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps, currency futures and foreign currency forwards.  Call options based on our stock, call options based on the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy.  We also use credit default swaps as part of our credit risk management strategy.

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of September 30, 2009, we had derivative instruments that were designated and qualifying as cash flow hedges, fair value hedges and the hedge of a net investment in a foreign subsidiary, as well as embedded derivatives that qualified as hedging instruments.  In addition, we had embedded derivatives that did not qualify as hedging instruments, and derivative instruments that were economic hedges, but were not designed to meet the requirements to be accounted for as a hedge.  See Note 1 of our 2008 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuity products, including the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature, the 4LATER® Advantage guaranteed income benefit (“GIB”) feature and the i4LIFE® Advantage GIB feature.  See “Guaranteed Living Benefit Embedded Derivative Reserves” below for further details.

See Note 16 for disclosures required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	92	$649	$37	$(68)	$-	$-
Foreign currency swaps (1)	13	340	37	(19)	-	-
Forward-starting interest rate swaps (1)	1	75	-	-	-	-
Total cash flow hedges	106	1,064	74	(87)	-	-
Fair value hedges:
Interest rate swap agreements (1)	1	375	92	-	-	-
Equity collars (1)	1	49	128	-	-	-
Total fair value hedges	2	424	220	-	-	-
Net investment in foreign subsidiary:
Foreign currency forwards (1)	2	324	12	-	-	-
Embedded derivatives:
Deferred compensation plans (2)	7	-	-	-	-	(418)
Indexed annuity contracts (3)	104,642	-	-	-	-	(391)
GLB embedded derivative reserves (3)	248,669	-	-	-	281	(1,382)
Reinsurance related embedded
derivatives (4)	-	-	-	-	-	(39)
Total embedded derivatives	353,318	-	-	-	281	(2,230)
Total derivative instruments
designated and qualifying as
hedging instruments	353,428	1,812	306	(87)	281	(2,230)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	34	1,700	-	-	-	-
Interest rate futures (1)	31,555	4,163	-	-	-	-
Equity futures (1)	24,073	1,299	-	-	-	-
Interest rate swap agreements (1)	109	6,611	283	(399)	-	-
Foreign currency forwards (1)	17	1,016	12	(130)	-	-
Credit default swaps (2)	15	249	-	-	-	(78)
Total return swaps (1)	2	142	-	-	-	-
Put options (1)	120	4,259	1,022	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	557	3,342	174	-	-	-
Variance swaps (1)	36	26	101	(18)	-	-
Currency futures (1)	3,432	487	-	-	-	-
AFS securities embedded derivatives (1)	2	-	18	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	59,953	23,303	1,610	(547)	-	(78)
Total derivative instruments	413,381	$25,115	$1,916	$(634)	$281	$(2,308)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of September 30, 2009
	Less Than	1 – 5	5 – 10	10 – 30
	1 Year	Years	Years	Years	Total
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$53	$90	$240	$266	$649
Foreign currency swaps	-	68	191	81	340
Forward-starting interest rate swaps	-	-	75	-	75
Total cash flow hedges	53	158	506	347	1,064
Fair value hedges:
Interest rate swap agreements	-	-	-	375	375
Equity collars	49	-	-	-	49
Total fair value hedges	49	-	-	375	424
Net investment in foreign subsidiary:
Foreign currency forwards	324	-	-	-	324
Total derivative instruments designated
and qualifying as hedging instruments	426	158	506	722	1,812
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements	1,550	150	-	-	1,700
Interest rate futures	4,163	-	-	-	4,163
Equity futures	1,299	-	-	-	1,299
Interest rate swap agreements	477	1,635	1,494	3,005	6,611
Foreign currency forwards	1,016	-	-	-	1,016
Credit default swaps	20	40	189	-	249
Total return swaps	142	-	-	-	142
Put options	134	1,200	2,750	175	4,259
Call options (based on LNC stock)	9	-	-	-	9
Call options (based on S&P 500)	2,534	808	-	-	3,342
Variance swaps	-	3	23	-	26
Currency futures	487	-	-	-	487
Total derivative instruments not designated
and not qualifying as hedging instruments	11,831	3,836	4,456	3,180	23,303
Total derivative instruments
with notional amounts	$12,257	$3,994	$4,962	$3,902	$25,115

The change in our unrealized gain on derivative instruments in accumulated OCI (in millions) was as follows:

For the
Nine
Months
Ended
September 30,
2009
Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	$127
Other comprehensive income (loss):
Unrealized holding losses arising during the period:
Cash flow hedges:
Interest rate swap agreements	23
Foreign currency swaps	(49)
Fair value hedges:
Interest rate swap agreements	3
Equity collars	(28)
Net investment in foreign subsidiary	(61)
Change in DAC, VOBA, DSI and other contract holder funds	16
Income tax benefit	(16)
Less:
Reclassification adjustment for gains included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	2
Foreign currency swaps (1)	1
Fair value hedges:
Interest rate swap agreements (2)	3
Income tax expense	(2)
Balance as of end-of-period	$11

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The settlement payments and mark-to-market adjustments on derivative instruments (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Derivative Instruments Designated and Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$-	$2
Foreign currency swaps (1)	1	2
Total cash flow hedges	1	4
Fair value hedges:
Interest rate swap agreements (2)	5	12
Embedded derivatives:
Deferred compensation plans (3)	(17)	(42)
Indexed annuity contracts (4)	(54)	(4)
GLB embedded derivative reserves (4)	(28)	1,793
Reinsurance related embedded derivatives (4)	(85)	(70)
Total embedded derivatives	(184)	1,677
Total derivative instruments designated and qualifying as hedging instruments	(178)	1,693
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
Interest rate futures (4)	(3)	(586)
Equity futures (4)	(285)	(599)
Interest rate swap agreements (4)	93	(686)
Foreign currency forwards (1)	(36)	(119)
Credit default swaps (1)	-	1
Total return swaps (3)	19	28
Put options (4)	(116)	(526)
Call options (based on S&P 500) (4)	48	50
Variance swaps (4)	5	(78)
Currency futures (4)	9	7
AFS securities embedded derivatives (1)	1	4
Total derivative instruments not designated and not qualifying as hedging instruments	(265)	(2,504)
Total derivative instruments	$(443)	$(811)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(4)	Reported in realized loss on our Consolidated Statements of Income (Loss).

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

There was zero and $1 million in ineffective portions of cash flow hedges recognized through realized loss for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2009, $6 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification is due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities and the periodic vesting of stock appreciation rights (“SARs”).

For both the three and nine months ended September 30, 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

As of September 30, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2037.

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

As of September 30, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

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

As of September 30, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was September 2017.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

There were no ineffective portions of fair value hedges for both the three and nine months ended September 30, 2009.  We recognized $1 million as a component of realized investment loss for our equity collars for both the three and nine months ended September 30, 2009.

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

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option.  This structure effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction.  With the equity collar in place, we are able to pledge the BOA stock as collateral, which then allows us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes. This variable forward contract is scheduled to settle in September 2010, at which time we will be required to deliver shares or cash.  If we choose to settle in shares, the number of shares to be delivered will be determined based on the volume-weighted average price of BOA common stock over a period of 10 trading days prior to settlement.  The change in fair value of the equity collar is recorded on our Consolidated Statements of Income (Loss) as specified in the table above in the period of change, along with the offsetting changes (when applicable) in fair value of the stock being hedged.

Derivative Instruments Designated and Qualifying as a Net Investment in Foreign Subsidiary

We use foreign currency forwards to hedge a portion of our net investment in our foreign subsidiary, Lincoln UK.  The foreign currency forwards obligate us to deliver a specified amount of currency at a future date at a specified exchange rate. The foreign currency forwards outstanding as of December 31, 2008, were terminated on February 5, 2009.  The gain on the termination of the foreign currency forward of $38 million was recorded in OCI.  During 2009, we entered into foreign currency forward to hedge a significant portion of the foreign currency fluctuations associated with the expected proceeds from the sale of Lincoln UK.  The loss upon the termination of these foreign currency contracts of $12 million was also recorded in OCI.

Embedded Derivative Instruments Designated and Qualifying as Hedging Instruments

Deferred Compensation Plans

We have certain deferred compensation plans that have embedded derivative instruments.  The liability related to these plans varies based on the investment options selected by the participants.  The liability related to certain investment options selected by the participants is marked-to-market through net income on our Consolidated Statements of Income (Loss) as specified in the table above.

Indexed Annuity Contracts

We distribute indexed annuity contracts that permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  This feature represents an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC. Contract holders may elect to re-balance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Guaranteed Living Benefit Embedded Derivative Reserves

We have certain guaranteed living benefit (“GLB”) variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB and 4LATER® features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  The change in embedded derivative reserves flows through our Consolidated Statements of Income (Loss) as specified in the table above.  As of September 30, 2009, we had $21.5 billion of account values that were attributable to variable annuities with a GWB feature and $8.8 billion of account values that were attributable to variable annuities with a GIB feature.

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GWB and GIB features.  The hedging strategy is designed such that changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities move in the opposite direction of changes in embedded derivative reserves of the GWB and GIB caused by those same factors. As part of our current hedging program, equity markets, interest rates and volatility in market conditions are monitored on a daily basis. We re-balance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade off.

Reinsurance Related Embedded Derivative

We have certain modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives as they occur are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld reinsurance agreement on our disability income business was released due to the rescission of the underlying reinsurance agreement.  See Note 11 for additional details.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

We use various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been designated by us for hedge accounting treatment in accordance with the Derivatives and Hedging Topic of the FASB ASC.

Interest Rate Cap Agreements

Interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates.  For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four.  The purpose of our interest rate cap agreement program is to provide a level of protection from the effect of rising interest rates for our annuity business, within our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  The interest rate cap agreements provide an economic hedge of the annuity line of business.  However, the interest rate cap agreements do not qualify for hedge accounting treatment.

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

Foreign Currency Forwards

We use foreign currency forwards to hedge dividends received from our U.K.-based subsidiary, Lincoln UK.  The foreign currency forwards obligate us to deliver a specified amount of currency at a future date and a specified exchange rate.

Credit Default Swaps

We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.  Our credit default swaps are not currently qualified for hedge accounting treatment, as amounts are insignificant.

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

Information related to our open credit default swap liabilities for which we are the seller (in millions) as of September 30, 2009, was as follows:

			Credit
	Reason	Nature	Rating of		Maximum
	for	of	Counter-	Fair	Potential
Maturity	Entering	Recourse	party	Value (1)	Payout

3/20/2010	(2)	(4)	A2/A	$-	$10
6/20/2010	(2)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	Aa2/A+	-	10
12/20/2012	(3)	(4)	Aa2/A+	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2016	(3)	(4)	A2/A(5)	13	29
12/20/2016	(3)	(4)	A2/A(5)	8	24
12/20/2016	(3)	(4)	A2/A(5)	10	24
3/20/2017	(3)	(4)	A2/A(5)	8	22
3/20/2017	(3)	(4)	A2/A(5)	12	15
3/20/2017	(3)	(4)	A2/A(5)	6	18
3/20/2017	(3)	(4)	A2/A(5)	12	17
3/20/2017	(3)	(4)	A2/A(5)	4	23
3/20/2017	(3)	(4)	A2/A(5)	5	17
				$78	$249

(1)	Broker quotes are used to determine the market value of credit default swaps.
(2)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.
(3)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(4)	Seller does not have the right to demand indemnification/compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counter party of the issuing special purpose trust as discussed in the “Credit-Linked Notes” section in Note 5.

Details underlying the associated collateral of our open credit default swaps for which we are the seller as of September 30, 2009, if credit risk related contingent features were triggered (in millions) were as follows:

Maximum potential payout	$249
Less:
Counterparty thresholds	30
Maximum collateral potentially required to post	$219

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  In the event that these netting agreements were not in place, fair values of the associated investments, counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash would have required that we post approximately $70 million as of September 30, 2009.  Netting of these contracts allowed us to post approximately $62 million.

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

Call Options (Based on LNC Stock)

We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock.  Call options hedging vested SARs are not eligible for hedge accounting treatment.  The mark-to-market changes are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Call Options (Based on S&P 500)

We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to re-balance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined as of inception.  The change in market value and resulting gains and losses on terminations and expirations are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Currency Futures

We use currency futures to hedge foreign exchange risk associated with certain options in variable annuity products.  Currency futures exchange one currency for another at a specified date in the future at a specified exchange rate.  These contracts do not qualify for hedge accounting treatment; therefore, all cash settlements along with the resulting gains or losses are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  These embedded derivatives have not been qualified for hedge accounting treatment; therefore, the change in fair value of the embedded derivatives flows through our Consolidated Statements of Income (Loss) as specified in the table above.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2009, the nonperformance risk adjustment was $10 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2009, the exposure was $426 million.

The amounts recognized (in millions) by S&P credit rating of counterparty as of September 30, 2009, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	Collateral	Collateral
S&P	Posted by	Posted by
Credit	Counterparty	LNC
Rating of	(Held by	(Held by
Counterparty	LNC)	Counterparty)

AAA	$9	$-
AA	115	-
AA-	187	-
A+	275	(16)
A	288	(88)
	$874	$(104)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  Because the pre-tax income of $62 million and $121 million resulted in a tax benefit of $19 million and $8 million for the three months ended September 30, 2009 and 2008, respectively, the effective tax rate was not meaningful.  The effective tax rate for the nine months ended September 30, 2009 and 2008 was 22% and 25%, respectively.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% for the nine months ended September 30, 2009 and 2008 were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items and the impact of the goodwill impairment related to our Retirement Solutions – Annuities reporting segment, which did not have a corresponding tax effect.

Federal income tax benefit for the first nine months of 2009 included an increase of $60 million related to favorable adjustments from the 2008 tax return, filed during 2009, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.  Federal income tax expense for the first nine months of 2008 included a reduction of $34 million related to favorable adjustments from the 2007 tax return, filed during 2008, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.

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

As of September 30, 2009, there have been no material changes to the balance of unrecognized tax benefits reported as of December 31, 2008. We anticipate a change to our unrecognized tax benefits within the next 12 months in the range of $0 million to $53 million.

We recognize interest and penalties, if any, accrued related to unrecognized tax benefits as a component of tax expense.

8.  Goodwill

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Nine Months Ended
	September 30, 2009
	Balance	Purchase		Balance
	As of	Accounting		As of
	Beginning-	Adjust-	Impair-	End-of-
	of-Year	ments	ment	Period
Retirement Solutions:
Annuities	$1,040	$-	$(600)	$440
Defined Contribution	20	-	-	20
Insurance Solutions:
Life Insurance	2,188	-	-	2,188
Group Protection	274	-	-	274
Other Operations	174	1	(1)	174
Total goodwill	$3,696	$1	$(601)	$3,096

We performed a Step 1 goodwill impairment analysis on all of our reporting units as of March 31, 2009.  The Step 1 analysis for our Insurance Solutions – Life Insurance and Retirement Solutions – Annuities reporting units utilized primarily a discounted cash flow valuation technique.  In determining the estimated fair value of these reporting units, we incorporated consideration of discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing these reporting units.  Our fair value estimations were based primarily on an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs (“income approach”).  The discounted cash flow analysis required us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.  For our other reporting units, we used other available information including market data obtained through strategic reviews and other analysis to support our Step 1 conclusions.

All of our reporting units passed the Step 1 analysis, except for our Retirement Solutions – Annuities reporting unit, which required a Step 2 analysis to be completed.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill as determined by allocating the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination as of the date of the impairment test.

Based upon our Step 2 analysis, we recorded goodwill impairment for the Retirement Solutions – Annuities reporting unit in the first quarter of 2009, which was attributable primarily to higher discount rates driven by higher debt costs and equity market volatility, deterioration in sales and declines in equity markets.  There were no indicators of impairment as of September 30, 2009, due primarily to the continued improvement in the equity markets and lower discount rates.

For our acquisition of NCLS, we are in the process of finalizing the fair value of the assets acquired and liabilities assumed as of the acquisition date.  As such, these values are subject to change.  During the first nine months of 2009, we impaired the estimated goodwill that arose from the acquisition after giving consideration to the expected financial performance and other relevant factors of this business.

9.  Guaranteed Benefit Features

We issue variable annuity contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities).  We also issue variable annuity and life contracts through separate accounts that include various types of guaranteed death benefit (“GDB”), GWB and GIB features.  The GDB features include those where we contractually guarantee to the contract holder either:  return of no less than total deposits made to the contract less any partial withdrawals (“return of net deposits”); total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”); or the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following the contract anniversary (“anniversary contract value”).

As discussed in Note 6, certain features of these guarantees are accounted for as embedded derivative reserves, whereas other guarantees are accounted for as benefit reserves.  Other guarantees contain characteristics of both and are accounted for under an approach that calculates the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves.  The net impact of these changes is reported as a component of realized loss on our Consolidated Statements of Income (Loss) in a category referred to as GLBs.

The “market consistent scenarios” used in the determination of the fair value of the GWB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte-Carlo simulations resulting in over 10 million scenarios are utilized to value the entire block of guarantees.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant. The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	September 30,	December 31,
	2009	2008
Return of Net Deposits
Total account value	$42,415	$33,907
Net amount at risk (1)	2,446	6,337
Average attained age of contract holders	57 years	56 years
Minimum Return
Total account value	$204	$191
Net amount at risk (1)	72	109
Average attained age of contract holders	69 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$20,605	$16,950
Net amount at risk (1)	4,764	8,402
Average attained age of contract holders	65 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing September 30, 2009, to December 31, 2008, was attributable primarily to the rise in equity markets and associated increase in the account values.

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

	For the Nine
	Months Ended
	September 30,
	2009	2008
Balance as of beginning-of-year	$277	$38
Change in reserves	(39)	87
Benefits paid	(150)	(22)
Balance as of end-of-period	$88	$103

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
Asset Type
Domestic equity	$31,318	$24,878
International equity	11,737	9,204
Bonds	9,041	6,701
Money market	5,958	5,802
Total	$58,054	$46,585

Percent of total variable annuity separate account values	97%	99%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 39% of permanent life insurance in force as of September 30, 2009, and approximately 58% and 66% of sales for these products for the three and nine months ended September 30, 2009.

10.  Long-Term Debt

Changes in long-term debt, excluding current portion (in millions), were as follows:

For the
Nine
Months
Ended
September 30,
2009
Balance as of beginning-of-year	$4,731
Early extinguishment of the following capital securities:
Portion of 7%, due 2066 (1)	(78)
Portion of 6.05%, due 2067 (2)	(9)
Senior notes issued (3)	495
Maturity of LIBOR + 11 bps notes, due 2009	(500)
Reclassification to short-term debt	250
Change in fair value hedge	(104)
Accretion (amortization) of discounts (premiums), net	4
Balance as of end-of-period	$4,789

(1)	The results of the extinguishment of debt were favorable by a ratio of 25 cents to one dollar.
(2)	The results of the extinguishment of debt were favorable by a ratio of 23 cents to one dollar.
(3)
On June 22, 2009, we issued 8.75% fixed rate senior notes due 2019.  We have the option to repurchase the outstanding notes by paying the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the make-whole amount, plus in each case any accrued and unpaid interest as of the date of redemption.  The make-whole amount is equal to the sum of the present values of the remaining scheduled payments on the senior notes, discounted to the date of redemption on a semi-annual basis, at a rate equal to the sum of the applicable treasury rate (as defined in the senior notes) plus 50 basis points.

Details underlying the recognition of a gain on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Income (Loss) were as follows:

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

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005.  The plaintiffs are seeking substantial compensatory and punitive damages.  The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment and conspiracy, in connection with Delaware Investment Advisers’ hiring of a portfolio management team from the plaintiffs.  We and the individual defendants dispute the allegations and are vigorously defending these actions.  The pending sale of Delaware has no impact on this matter.

Contingencies

Rescission of Indemnity Reinsurance for Disability Income Business

Included in the business sold to Swiss Re through indemnity reinsurance in 2001 was disability income business.  In response to the rescission award of a panel of arbitrators on January 24, 2009, of the underlying reinsurance agreement with Swiss Re, we recorded an adjustment to write down our reinsurance recoverable and the corresponding funds withheld liability, and we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement, as discussed below.  Although these adjustments were based on our best estimate of the impact of the rescission, we may record further adjustments depending on the outcome of our review of the adequacy of the reserves, which we expect to complete during the fourth quarter of 2009.  Any resulting adjustment may have a material impact on our results for the quarter in which the adjustment is recorded.  The rescission resulted in our being responsible for paying claims on the business and maintaining sufficient reserves to support the liabilities.

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

12.  Shares and Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Series A Preferred Stock
Balance as of beginning-of-period	11,557	11,662	11,565	11,960
Conversion into common stock	(10)	(100)	(18)	(398)
Balance as of end-of-period	11,547	11,562	11,547	11,562

Series B Preferred Stock
Balance as of beginning-of-period	-	-	-	-
Stock issued	950,000	-	950,000	-
Balance as of end-of-period	950,000	-	950,000	-

Common Stock
Balance as of beginning-of-period	302,093,017	256,801,622	255,869,859	264,233,303
Stock issued	-	-	46,000,000	-
Conversion of Series A preferred stock	160	1,600	288	6,368
Stock compensation/issued for benefit plans	12,070	114,919	284,637	861,220
Retirement/cancellation of shares	(31,378)	(1,076,508)	(80,915)	(9,259,258)
Balance as of end-of-period	302,073,869	255,841,633	302,073,869	255,841,633

Common stock as of end-of-period:
Assuming conversion of preferred stock	302,258,621	256,026,625	302,258,621	256,026,625
Diluted basis	311,845,511	256,908,832	311,845,511	256,908,832

Our common and Series A preferred stocks are without par value.

Common Stock Issued

On June 22, 2009, we closed on the issuance and sale of 40,000,000 shares of common stock and on June 25, 2009, we closed on the issuance and sale of 6,000,000 shares of common stock, both at a price of $15.00 per share.

Series B Preferred Stock Issued

On July 10, 2009, in connection with the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), established as part of the Emergency Economic Stabilization Act of 2008 (“EESA”), we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  The Series B preferred stock has no maturity date and ranks senior to our common stock.  The Series B preferred stock is non-voting.  Holders of this Series B preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference, $1,000 per share, or $48 million annually, for the first five years from issuance.  After July 10, 2014, if the preferred shares are still outstanding, the annual dividend rate will increase to 9% per year.  The warrant will expire on July 10, 2019.

As required under the TARP CPP, dividend payments on, and repurchases of, the Company’s outstanding preferred and common stock are subject to certain restrictions (unless the U.S. Treasury consents).  Additionally, any increase in the quarterly common stock dividend for the next three years will require the consent of the U.S. Government while our obligations under the CPP remain outstanding.

Upon issuance, the fair values of the Series B preferred stock and the associated warrant were computed as if the instruments were issued on a stand alone basis. The fair value of the Series B preferred stock was estimated based on a five-year holding period and cash flows discounted at a rate of 10%, resulting in a fair value estimate of approximately $777 million. We used a binomial lattice model to estimate the fair value of the warrant, resulting in a stand alone fair value of approximately $152 million.  The relative fair value of each security to the total combined fair value of both securities was 83.6% for the preferred stock and 16.4% for the common stock warrant.  The most significant and unobservable assumption in this valuation was our share price volatility.  We used a long-term realized volatility of our stock of 73.17%.

The individual fair values were then used to record the Series B preferred stock and associated warrant on a relative fair value basis of $794 million and $156 million, respectively.  The warrant was recorded to common stock.  The Series B preferred stock amount was recorded at the liquidation value of $1,000 per share or $950 million, net of discount of $156 million.  The discount is being amortized over a five-year period from the date of issuance, using the effective yield method and is recorded as a direct reduction to retained earnings and deducted from income (loss) available to common stockholders in the calculation of earnings (loss) per share (“EPS”).  The accretion of discount totaled $6 million for the three months ended September 30, 2009.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average shares, as used in basic calculation	301,803,107	255,865,067	272,651,819	258,192,178
Shares to cover exercise of CPP warrant	11,786,601	-	3,928,867	-
Shares to cover conversion of preferred stock	184,787	185,672	184,931	187,101
Shares to cover non-vested stock	568,933	315,939	525,534	276,132
Average stock options outstanding during the period	577,045	6,241,386	295,438	8,478,357
Assumed acquisition of shares with assumed
proceeds from exercising CPP warrant	(5,909,851)	-	(1,969,950)	-
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(386,354)	(6,240,810)	(207,216)	(8,392,562)
Shares repurchaseable from measured but
unrecognized stock option expense	(160,867)	(2,279)	(55,922)	(57,531)
Average deferred compensation shares	1,576,482	1,280,279	1,563,073	1,278,454
Weighted-average shares, as used in diluted
calculation (1)	310,039,883	257,645,254	276,916,574	259,962,129

(1)
As a result of a loss from continuing operations for the nine months ended September 30, 2009, shares used in the EPS calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

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

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount along with our minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for the three and nine months ended September 30, 2009, and 2008.  These amounts are presented on our Consolidated Statements of Income (Loss).

OCI

The following summarizes the changes in OCI (in millions):

	For the Nine Months			For the Nine Months
	Ended September 30, 2009			Ended September 30, 2008
	Pre-Tax	Tax	Net	Pre-Tax	Tax	Net
Net unrealized gain (loss)
on AFS securities	$4,434	$(1,568)	$2,866	$(3,046)	$1,056	$(1,990)
Unrealized OTTI on AFS securities	(161)	56	(105)	-	-	-
Net unrealized gain (loss)
on derivative instruments	(102)	(14)	(116)	3	(2)	1
Foreign currency translation
adjustment	98	(36)	62	(90)	36	(54)
Funded status of employee benefit
plans	(34)	12	(22)	12	(4)	8
Total OCI	$4,235	$(1,550)	$2,685	$(3,121)	$1,086	$(2,035)

13.  Realized Loss

Details underlying realized loss (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total realized loss on investments and certain
derivative instruments, excluding trading securities (1)	$(136)	$(315)	$(444)	$(473)
Gain (loss) on certain reinsurance derivative/trading securities (2)	71	(2)	83	-
Indexed annuity net derivative results (3):
Gross gain (loss)	(9)	8	-	19
Associated amortization benefit (expense) of DAC, VOBA, DSI
and DFEL	5	(5)	-	(10)
Guaranteed living benefits (4):
Gross gain (loss)	(216)	159	(450)	196
Associated amortization benefit (expense) of DAC, VOBA, DSI
and DFEL	2	(59)	(16)	(85)
Guaranteed death benefits (5):
Gross gain (loss)	(97)	8	(203)	10
Associated amortization benefit (expense) of DAC, VOBA, DSI
and DFEL	12	(1)	26	(3)
Gain on sale of subsidiaries/businesses	-	-	1	-
Total realized loss	$(368)	$(207)	$(1,003)	$(346)

(1)	See “Realized Loss Related to Investments” section in Note 5.
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

(3)
Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products as required under the Fair Value Measurements and Disclosures Topic of the FASB ASC.  The nine months ended September 30, 2008, included a $10 million gain from the initial impact of adopting the Fair Value Measurements and Disclosures Topic of the FASB ASC.

(4)
Represents the net difference in the change in embedded derivative reserves of our GLB products and the change in the fair value of the derivative instruments we own to hedge, including the cost of purchasing the hedging instruments.  The nine months ended September 30, 2008, included a $34 million loss from the initial impact of adopting the Fair Value Measurements and Disclosures Topic of the FASB ASC.

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

14.  Pension and Other Postretirement Benefit Plans

The components of net defined benefit pension plan and other postretirement benefit plan expense (in millions) reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss) were as follows:

	For the Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans
Service cost (1)	$1	$-	$1	$1
Interest cost	15	15	2	2
Expected return on plan assets	(14)	(19)	(1)	-
Recognized net actuarial loss	7	1	-	-
Net periodic benefit expense (recovery)	$9	$(3)	$2	$3

Non-U.S. Plans
Interest cost	$1	$5
Expected return on plan assets	(1)	(5)
Recognized net actuarial loss	-	1
Recognized net actuarial loss due to curtailment (2)	1	-
Net periodic benefit expense	$1	$1

	For the Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
U.S. Plans
Service cost (1)	$3	$1	$2	$2
Interest cost	46	46	6	6
Expected return on plan assets	(42)	(58)	(2)	(1)
Recognized net actuarial (gain) loss	21	3	(1)	(1)
Net periodic benefit expense (recovery)	$28	$(8)	$5	$6

Non-U.S. Plans
Service cost	$1	$2
Interest cost	12	15
Expected return on plan assets	(11)	(16)
Recognized net actuarial loss (2)	1	2
Recognized net actuarial loss due to curtailment (2)	1	-
Net periodic benefit expense	$4	$3

(1)	Amounts for our pension plans represent general and administrative expenses.
(2)	We retained the UK pension and as a result of the Lincoln UK sale, the plan was frozen, which resulted in a curtailment.

15.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents, directors and subsidiaries that provide for the issuance of stock options, stock incentive awards, SARs, restricted stock awards, restricted stock units (“performance shares”) and deferred stock units.  DIUS has a separate stock-based incentive compensation plan, which has DIUS stock underlying the awards.

In the second quarter of 2009, a performance period from 2009-2011 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consists of LNC restricted stock units representing approximately 27%, LNC stock options representing approximately 40% and performance cash awards representing approximately 33% of the total award.  LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition.  DIUS restricted stock units granted for this performance period vest ratably over a four-year period, based solely on a service condition and were granted only to employees of DIUS.  Under the 2009-2011 plan, 609,175 LNC stock options, 243,313 DIUS restricted stock units and 684,619 LNC restricted stock units were granted during the nine months ended September 30, 2009.  In addition, as required under TARP CPP, we have complied with enhanced compensation restrictions for certain executives and employees.  None of the awards for the three months ended September 30, 2009 were granted to employees who are currently subject to enhanced compensation restrictions.

Total LNC stock-based awards granted during the three and nine months ended September 30, 2009, were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2009 (1)	2009
Awards
10-year LNC stock options	(9,072)	478,521
Non-employee director stock options	-	84,901
Non-employee agent stock options	(65)	130,654
Restricted stock	105,566	684,619
Performance shares	-	48,840
SARs	(2,651)	114,800

(1)	For the three months ended September 30, 2009, negative amounts for specific classes of awards were the result of the revocation of previously granted awards.

16.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity	$60,666	$60,666	$48,141	$48,141
Equity	283	283	254	254
Trading securities	2,548	2,548	2,333	2,333
Mortgage loans on real estate	7,277	7,541	7,715	7,424
Derivative instruments	1,282	1,282	3,397	3,397
Other investments	1,080	1,080	1,624	1,624
Cash and invested cash	3,161	3,161	5,589	5,589
Reinsurance related embedded derivatives	-	-	31	31
Liabilities
Future contract benefits:
Indexed annuity contracts	(391)	(391)	(252)	(252)
GLB embedded derivative reserves	(1,101)	(1,101)	(2,904)	(2,904)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(919)	(919)	(782)	(782)
Account value of certain investment contracts	(24,028)	(24,045)	(21,974)	(22,372)
Short-term debt (1)	(400)	(398)	(815)	(775)
Long-term debt	(4,789)	(4,414)	(4,731)	(2,909)
Reinsurance related embedded derivatives	(39)	(39)	-	-
Off-Balance-Sheet
Guarantees	-	-	-	(1)

(1)	The difference between the carrying value and fair value of short-term debt as of September 30, 2009, and December 31, 2008, related to current maturities of long-term debt.

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income.  The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, quality of tenancy, borrower and payment record.  The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent.

Other Investments and Cash and Invested Cash

The carrying value of our assets classified as other investments and cash and invested cash on our Consolidated Balance Sheets approximates their fair value.  Other investments include limited partnership and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Other contract holder funds on our Consolidated Balance Sheets includes remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2009, and December 31, 2008, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

Short-term and Long-term Debt

The fair value of long-term debt is based on quoted market prices or estimated using discounted cash flow analysis determined in conjunction with our incremental borrowing rate as of the balance sheet date for similar types of borrowing arrangements where quoted prices are not available.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.

Guarantees

Our guarantees relate to mortgage loan pass-through certificates.  Based on historical performance where repurchases have been negligible and the current status of the debt, none of the loans are delinquent and the fair value liability for the guarantees related to mortgage loan pass-through certificates is insignificant.

Financial Instruments Carried at Fair Value

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

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

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2009, or December 31, 2008, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of September 30, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$61	$43,711	$2,076	$45,848
U.S. Government bonds	185	33	3	221
Foreign government bonds	-	417	76	493
MBS:
CMOs	-	5,933	96	6,029
MPTS	-	2,557	108	2,665
CMBS	-	2,006	247	2,253
ABS:
CDOs	-	3	137	140
CLNs	-	-	318	318
State and municipal bonds	-	-	1,464	1,464
Hybrid and redeemable preferred stocks	13	1,112	110	1,235
Equity AFS securities:
Banking securities	18	138	-	156
Insurance securities	3	-	41	44
Other financial services securities	-	6	21	27
Other securities	31	2	23	56
Trading securities	4	2,442	102	2,548
Derivative investments	-	(170)	1,452	1,282
Cash and invested cash	-	3,161	-	3,161
Separate account assets	-	70,111	-	70,111
Total assets	$315	$131,462	$6,274	$138,051

Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(391)	$(391)
GLB embedded derivative reserves	-	-	(1,101)	(1,101)
Reinsurance related embedded derivatives	-	(39)	-	(39)
Total liabilities	$-	$(39)	$(1,492)	$(1,531)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization on DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended September 30, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1,991	$(11)	$171	$59	$(134)	$2,076
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	100	-	5	(5)	(24)	76
MBS:
CMOs	123	(11)	15	(9)	(22)	96
MPTS	154	-	3	(2)	(47)	108
CMBS	230	-	27	(10)	-	247
ABS:
CDOs	110	(8)	38	(3)	-	137
CLNs	219	-	99	-	-	318
State and municipal bonds	907	-	54	423	80	1,464
Hybrid and redeemable
preferred stocks	97	-	10	3	-	110
Equity AFS securities:
Insurance securities	34	(8)	15	-	-	41
Other financial services securities	16	-	5	-	-	21
Other securities	23	-	-	-	-	23
Trading securities	86	23	-	4	(11)	102
Derivative investments	1,465	(85)	3	69	-	1,452
Future contract benefits:
Indexed annuity contracts	(294)	(54)	-	(43)	-	(391)
GLB embedded derivative reserves	(1,072)	20	-	(49)	-	(1,101)
Total, net	$4,192	$(134)	$445	$437	$(158)	$4,782

	For the Nine Months Ended September 30, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,356	$(49)	$223	$(125)	$(329)	$2,076
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	-	3	(7)	20	76
MBS:
CMOs	161	(16)	18	(18)	(49)	96
MPTS	18	-	4	96	(10)	108
CMBS	244	1	44	(42)	-	247
ABS:
CDOs	152	(40)	45	(20)	-	137
CLNs	50	-	268	-	-	318
State and municipal bonds	126	-	52	1,169	117	1,464
Hybrid and redeemable
preferred stocks	96	-	-	6	8	110
Equity AFS securities:
Insurance securities	50	(7)	19	(21)	-	41
Other financial services securities	21	(3)	6	(3)	-	21
Other securities	23	2	(1)	(1)	-	23
Trading securities	81	22	-	1	(2)	102
Derivative investments	2,148	(571)	(6)	(119)	-	1,452
Future contract benefits:
Indexed annuity contracts	(252)	(4)	-	(135)	-	(391)
GLB embedded derivative reserves	(2,904)	1,934	-	(131)	-	(1,101)
Total, net	$2,433	$1,269	$675	$650	$(245)	$4,782

(1)
Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in prior periods.

The following provides the components of the items included in net income, excluding any impact of amortization on DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (1)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1	$(10)	$(2)	$-	$(11)
MBS:
CMOs	-	(10)	(1)	-	(11)
ABS:
CDOs	-	(9)	1	-	(8)
Equity AFS securities:
Insurance securities	-	(8)	-	-	(8)
Trading securities (2)	-	(1)	-	24	23
Derivative investments (3)	-	-	(8)	(77)	(85)
Future contract benefits:
Indexed annuity contracts	-	-	5	(59)	(54)
GLB embedded derivative reserves	-	-	8	12	20
Total, net	$1	$(38)	$3	$(100)	$(134)

	For the Nine Months Ended September 30, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (1)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$3	$(47)	$(5)	$-	$(49)
MBS:
CMOs	1	(16)	(1)	-	(16)
CMBS	1	-	-	-	1
ABS:
CDOs	-	(42)	2	-	(40)
Equity AFS securities:
Insurance securities	-	(8)	1	-	(7)
Other financial services securities	-	(3)	-	-	(3)
Other securities	-	-	2	-	2
Trading securities (2)	2	(2)		22	22
Derivative investments (3)	-	-	(48)	(523)	(571)
Future contract benefits:
Indexed annuity contracts	-	-	23	(27)	(4)
GLB embedded derivative reserves	-	-	37	1,897	1,934
Total, net	$7	$(118)	$11	$1,369	$1,269

(1)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of September 30, 2009.
(2)
Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income (Loss).  All other amounts are included in realized loss on our Consolidated Statements of Income (Loss).

(3)	All amounts are included in realized loss on our Consolidated Statements of Income (Loss).

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

Derivative Investments

We employ several different methods for determining the fair value of our derivative instruments.  The fair value of our derivative instruments is measured based on current settlement values, which are based on quoted market prices, industry standard models that are commercially available and broker quotes.  These techniques project cash flows of the derivatives using current and implied future market conditions.  We calculate the present value of the cash flows to measure the current fair market value of the derivative.

Cash and Invested Cash

Cash and invested cash is carried at cost, which approximates fair value.  This category includes highly liquid debt instruments purchased with a maturity of three months or less.  Due to the nature of these assets, we believe these assets should be classified as Level 2.

Reinsurance Related Embedded Derivative

The fair value of our reinsurance embedded derivative is estimated using the same methodologies and associated inputs as our investments as discussed above.

Separate Account Assets

The fair value of our separate account assets is estimated using the same methodologies and associated inputs as our investments, as discussed above.  The related separate account liabilities are reported at an amount equivalent to the separate account assets.  Investment risks associated with market value changes are borne by the contract holders, except to the extent of minimum guarantees made by the Company with respect to certain accounts.  See Note 9 for additional information regarding arrangements with contractual guarantees.

Future Contract Benefits

The fair value of our indexed annuity contracts is based on their approximate surrender values.

The fair value of the GLB embedded derivative reserves is based on their approximate surrender values, including an estimate for our non-performance risk.

17.  Segment Information

We provide products and services in two operating businesses and report results through four business segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
Group Protection

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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sale or disposal of securities;
▪	Impairments of securities;
▪	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of our trading securities;
▪
Net difference between the portion of the change in the GDB benefit reserves resulting from benefit ratio unlocking (“benefit ratio reserves”) within our variable annuities and the change in the fair value of the derivatives we own to hedge the changes in the benefit ratio reserves, excluding our expected cost of purchasing the hedging instruments;

▪
Change in the GLB embedded derivative reserves and GLB benefit ratio reserves within our variable annuities net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves; and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC.

•	Income (loss) from the initial adoption of new accounting standards;
•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;
•	Gains (losses) on early retirement of debt;
•	Losses from the impairment of intangible assets; and
•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized loss;
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and
•	Revenue adjustments from the initial adoption of new accounting standards.

Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$523	$675	$1,559	$1,916
Defined Contribution	236	241	676	718
Total Retirement Solutions	759	916	2,235	2,634
Insurance Solutions:
Life Insurance	1,089	1,074	3,168	3,216
Group Protection	414	403	1,279	1,227
Total Insurance Solutions	1,503	1,477	4,447	4,443
Other Operations	120	135	340	412
Excluded realized loss, pre-tax	(302)	(259)	(924)	(420)
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	2	2
Total revenues	$2,081	$2,270	$6,100	$7,071

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$95	$131	$234	$365
Defined Contribution	43	42	100	124
Total Retirement Solutions	138	173	334	489
Insurance Solutions:
Life Insurance	137	137	412	458
Group Protection	35	27	94	86
Total Insurance Solutions	172	164	506	544
Other Operations	(34)	(39)	(195)	(128)
Excluded realized loss, after-tax	(196)	(169)	(600)	(274)
Gain on early extinguishment of debt, net of tax	-	-	42	-
Income from reserve changes (net of related
amortization) on business sold through
reinsurance, after-tax	-	-	1	1
Impairment of intangibles, after-tax	1	-	(601)	(139)
Income (loss) from continuing operations, after-tax	81	129	(513)	493
Income (loss) from discontinued operations, after-tax	72	19	(74)	69
Net income (loss)	$153	$148	$(587)	$562

18.  Supplemental Disclosures of Cash Flow

The following summarizes our supplemental cash flow data (in millions):

	For the Nine
	Months Ended
	September 30,
	2009	2008
Significant non-cash investing and financing transactions:
Business dispositions:
Assets disposed (includes cash and invested cash)	$-	$(732)
Liabilities disposed	-	126
Cash received	-	647
Realized gain on disposal	-	41
Estimated loss on net assets held-for-sale in prior periods	-	(54)
Loss on dispositions	$-	$(13)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC,” “Lincoln” or the “Company” which also may be referred to as “we,” “our” or “us”) as of September 30, 2009, compared with December 31, 2008, and the results of operations of LNC for the three and nine months ended September 30, 2009, as compared with the corresponding periods in 2008.  The MD&A is provided as a supplement to, and should be read in conjunction with:  our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2009; and our current reports on Form 8-K filed in 2009.

See Note 2 for a detailed discussion of how the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) is now the single source of authoritative United States of America generally accepted accounting principles (“GAAP”) recognized by the FASB.  Accordingly, we have revised all references to GAAP accounting standards in this filing to reflect the appropriate references in the new FASB ASC.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Income (loss) from operations is net income recorded in accordance with GAAP excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sale or disposal of securities;
▪	Impairments of securities;
▪	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of our trading securities;
▪
Net difference between the portion of the change in reserves accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC resulting from benefit ratio unlocking (“benefit ratio reserves”) of our guaranteed death benefit (“GDB”) riders within our variable annuities and the change in the fair value of the derivatives we own to hedge the changes in the benefit ratio reserves, excluding our expected cost of purchasing the hedging instruments, the net of which is referred to as “GDB derivatives results”;

▪
Change in the fair value of the embedded derivatives of our guaranteed living benefit (“GLB”) riders within our variable annuities accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”) and GLB benefit ratio reserves, net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves, the net of which is referred to as “GLB net derivative results”; and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“indexed annuity forward-starting option”).

•	Income (loss) from the initial adoption of new accounting standards;
•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;
•	Gains (losses) on early retirement of debt;
•	Losses from the impairment of intangible assets; and
•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized loss;
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and
•	Revenue adjustments from the initial adoption of new accounting standards.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we report operating revenues and income (loss) from operations by segment in Note 17.  Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.
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

•	Uncertainty about the impact of the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) on the economy;
•	The cost and other consequences of our participation in the TARP Capital Purchase Program (“CPP”), including the impact of existing regulation and future regulations to which we may become subject;
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

•	Loss of key management, financial planners or wholesalers.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance and mutual funds.

We provide products and services in two operating businesses and report results through four business segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
Group Protection

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

Our former Lincoln UK and Investment Management segments are reported in discontinued operations for all periods presented.

Current Market Conditions

Subsequent to the first quarter of 2009, the capital and credit markets showed signs of improvement following a period of extreme volatility and disruption that affected both equity market returns and interest rates.  During this period, credit spreads widened across asset classes and reduced liquidity in the credit markets.  The price of our common stock steadily increased during the second and third quarters of 2009 to close at $25.91 on September 30, 2009, as compared to $18.84 on December 31, 2008, after having traded at a low of $4.90 during the first quarter of 2009.  Analysts and economists noted in January 2009 that the U.S. economy lost more jobs in 2008 than in any year subsequent to World War II and projected that the economic recovery might take longer than previously expected.  We also experienced a series of ratings downgrades primarily from February 2009 to May 2009 as depressed capital markets continued to strain our liquidity as we prepared to fund debt maturities in the second quarter of 2009; however, during June of 2009 and following the announcement about our planned capital actions discussed below, all four of the major independent rating agencies affirmed our financial strength ratings, and Standard & Poor’s (“S&P”) improved its outlook on our company to stable from negative.

Earnings will continue to be unfavorably impacted by the prior significant decline in the equity markets.  Due to these challenges, the capital markets had a significant effect on our segment income (loss) from operations and consolidated net income during the first nine months of 2009.  In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.  During the third quarter of 2009, we experienced modestly lower deposits but significantly higher net flows than in the corresponding period of 2008.

The markets have primarily impacted the following areas:

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

Given this dynamic and challenging environment, we have taken measures to prudently and actively manage our liquidity and capital positions.  As discussed in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities,” we issued $690 million of common stock and $500 million of senior notes during the second quarter of 2009 and issued $950 million preferred stock and a common stock warrant through the U.S. Treasury’s TARP CPP in the third quarter of 2009, as discussed below in “TARP CPP.”  These actions compliment our past actions of reducing the dividend on our common stock, suspending stock repurchase activity, restructuring the company to reduce overall expenses and entering into a reinsurance transaction to increase statutory capital for our primary insurance subsidiary.

Currently, we expect to meet the ongoing cash needs of the holding company for the foreseeable future as a result of the raising of $2.1 billion as part of several capital transactions and in combination with expense savings and sales discussed below in “Acquisitions and Dispositions.”  We also expect to maintain more liquidity at the holding company as compared to prior years.

For more information on our liquidity and capital positions, see “Review of Consolidated Financial Condition” below.

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets.  We discuss the earnings impact of the equity markets on account values and the related asset-based earnings below in “Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”  From December 31, 2008, to September 30, 2009, our account values were up $19 billion driven by strong deposits, positive net flows and recent improvements in the equity markets.   The effect of the negative equity markets on our account values that subsided in the second quarter of 2009 will continue to dampen our earnings in 2009 even if the equity market returns become consistent with our long-term assumptions.  While our ending variable account values as of September 30, 2009, were modestly higher than as of September 30, 2008, the daily average account values for the three and nine months ended September 30, 2009, were much lower than the corresponding period in the prior year, consistent with the reduction in our asset-based earnings.  Accordingly, we may continue to report lower asset-based fees, higher DAC and VOBA amortization and higher reserves related to our GDB guarantees relative to expectations or prior periods.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists primarily of hedge funds and various limited partnership investments, to under-perform relative to our long-term return expectations, and we expect these assets to continue to under-perform at least in the short term.  During the first nine months of 2009, the most significant unfavorable impact from these investments was related to audit adjustments from the completion of calendar-year financial statement audits of our investees, determined and recognized during the second quarter of 2009.  The audit reports that we received for these investees reflected a lower equity balance than the unaudited financial statements that we had been provided previously that were used as the basis for valuation at year end 2008 and the first quarter of 2009.  These investments impact primarily our Insurance Solutions – Life Insurance segment and to a lesser extent our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  See “Consolidated Investments – Alternative Investments” for additional information on our investment portfolio and further discussion on the nature of the audit adjustments referred to above.

Variable Annuity Hedge Program Results

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the GLB embedded derivatives in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves.  For the first nine months of 2009, impacts of changes in interest rate risk unfavorably affected the net change in GLB embedded derivative reserves, excluding the effect of our non-performance risk (“NPR”), and the change in fair value of the hedging derivatives.  This impact was heightened as a result of our decision not to hedge all of the interest rate risk in response to the pending adoption of VACARVM, which is discussed further below.

The NPR factors result in an additional amount added to the discount rate in the calculation of the GLB embedded derivative reserve.  The NPR factors are impacted by our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the impact of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.  This had an unfavorable effect during the first nine months of 2009 attributable to narrowing of credit spreads.  These results are excluded from the Retirement Solutions – Annuities and Defined Contribution segments’ operating revenues and income from operations.  See “Realized Loss – Operating Realized Gain (Loss) – GLB” for information on our methodology for calculating the NPR.

We also offer variable products with death benefit guarantees.  As described in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits” in our 2008 Form 10-K, we use derivative instruments to attempt to hedge in the opposite direction of the changes in our associated GDB benefit ratio reserves for movements in equity markets.  These results are excluded from income (loss) from operations.

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

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses which reduced net income by $82 million and $238 million for the three and nine months ended September 30, 2009, and included credit related write-downs of securities for other-than-temporary impairments (“OTTI”) of $52 million and $207 million, respectively.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment like we did in late 2008 and early 2009, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads) as of September 30, 2009, compared to December 31, 2008, has resulted in the $4.3 billion decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of September 30, 2009.  Our unrealized losses are concentrated in the investment grade category of investments and demonstrate how reduced liquidity in the credit markets has impacted asset values.

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

Participation in the CPP subjects us to increased oversight by the U.S. Treasury.  The U.S. Treasury has the power to unilaterally amend the terms of the purchase agreement to the extent required to comply with changes in applicable statutes and to inspect our corporate books and records through our federal banking regulators.  In addition, the U.S. Treasury has the right to appoint two directors to our Board if we miss dividend payments on the preferred stock as discussed below.  Participation in the CPP may also subject us to increased Congressional scrutiny.

In connection with participating in the CPP, we registered as a savings and loan holding company, which subjects us to new legal and regulatory requirements, including minimum capital requirements, and subjects us to oversight, regulation and examination by the Office of Thrift Supervision.

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

The U.S. Treasury will not vote the Series B preferred stock or the common stock it may receive upon exercise of the warrant.  However, with respect to the Series B preferred stock, the U.S. Treasury would have class voting rights on the issuance of shares ranking senior to the Series B preferred stock, amendments to the rights of the Series B preferred stock or any merger, exchange or similar transaction that would adversely affect the rights of the Series B preferred stock.  If dividends on the Series B preferred stock are not paid in full for six dividend periods, whether or not consecutive, the Series B preferred stock holders will have the right, together with the holders of any other affected classes of future parity stock, voting as a single class, to elect two directors.

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

Challenges and Outlook

For the remainder of 2009, we expect major challenges to include:

•	Unstable credit markets that impact our financing alternatives, spreads and other-than-temporary securities impairments;
•	Volatile equity markets that have a significant impact on our hedge program performance and revenues;
•	Continuation of the low interest rate environment, which affects the investment margins and reserve levels for many of our products, such as fixed annuities and UL;
•
Possible additional intangible asset impairments, such as goodwill, if the financial performance of our reporting units deteriorates, our market capitalization remains below book value for a prolonged period of time or business valuation assumptions (such as discount rates and equity market volatility) are adversely affected;

•
Achieving continued sales success with our portfolio of products, including marketplace acceptance of new variable annuity features, as well as retaining management and wholesaler talent to maintain our competitive position; and

•
Continuing focus by the government on tax and healthcare reform including potential changes in company dividends-received deduction (“DRD”) calculations, which may affect the value and profitability of our products and overall earnings.

In the face of these challenges, we expect to focus on the following throughout the remainder of 2009:

•
Increase our product development activities together with identifying future product development initiatives, with a focus on further reducing risk related to guaranteed benefit riders available on with certain variable annuity contracts;

•	Manage our expenses aggressively through cost reduction and process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations;
•
Execute on financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively in accordance with our pricing guidelines; and

•	Closely monitor our capital and liquidity positions taking into account the fragile economic recovery and changing statutory accounting and reserving practices.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

Critical Accounting Policies and Estimates

The MD&A included in our 2008 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2008 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2008 Form 10-K.

DAC, VOBA, DSI and DFEL

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between future estimated gross profits (“EGPs”) used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our projections of future EGPs.

In discussing our results of operations below in this MD&A, we refer to favorable and unfavorable unlocking.  With respect to DAC, VOBA and DSI, favorable unlocking refers to a decrease in the amortization expense in the period, whereas unfavorable unlocking refers to an increase in the amortization expense in the period.  With respect to DFEL, favorable unlocking refers to an increase in the amortization income in the period, whereas unfavorable unlocking refers to a decrease in the amortization income in the period.  With respect to the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees, favorable unlocking refers to a decrease in reserves in the period, whereas unfavorable unlocking refers to an increase in reserves in the period.

For illustrative purposes, the following presents the hypothetical impacts to EGP and DAC (1) amortization attributable to changes in assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
	Hypothetical	Impact to
Actual Experience Differs	Impact to	Net Income
From Those Our Model	Net Income	for DAC (1)
Projections Assume	for EGPs	Amortization	Description of Expected Impact
Higher equity markets	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves.

Lower equity markets	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves.

Higher investment margins	Favorable	Favorable	Increase to interest rate spread on our fixed product
line, including fixed portion of variable.

Lower investment margins	Unfavorable	Unfavorable	Decrease to interest rate spread on our fixed product
line, including fixed portion of variable.

Higher credit losses	Unfavorable	Unfavorable	Decrease to realized gains on investments.

Lower credit losses	Favorable	Favorable	Increase to realized gains on investments.

Higher lapses	Unfavorable	Unfavorable	Decrease to fee income, partially offset by decrease to
benefits due to shorter contract life.

Lower lapses	Favorable	Favorable	Increase to fee income, partially offset by increase to
benefits due to longer contract life.

Higher death claims	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves due to shorter contract life.

Lower death claims	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves due to longer contract life.

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits.

Details underlying the increase to income from continuing operations from our prospective unlocking (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2009	2008
Insurance fees:
Retirement Solutions - Annuities	$3	$(1)
Insurance Solutions - Life Insurance	20	(28)
Total insurance fees	23	(29)
Realized gain (loss):
GLB	(26)	48
Total realized gain (loss)	(26)	48
Total revenues	(3)	19
Benefits:
Retirement Solutions - Annuities	1	1
Insurance Solutions - Life Insurance	(2)	85
Total benefits	(1)	86
Underwriting, acquisition, insurance and other expenses:
Retirement Solutions - Annuities	10	(2)
Retirement Solutions - Defined Contribution	(8)	-
Insurance Solutions - Life Insurance	33	(81)
Total underwriting, acquisition, insurance and other expenses	35	(83)
Total benefits and expenses	34	3
Income from continuing operations before taxes	(37)	16
Federal income tax expense (benefit)	(13)	6
Income from continuing operations	$(24)	$10

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process.  Under our current RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in equity market returns.  However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

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

Goodwill and Other Intangible Assets

Under the Intangibles – Goodwill and Other Topic of the FASB ASC, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We are required to perform a two-step test in our evaluation of the carrying value of goodwill.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value is deemed to be sufficient and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist and Step 2 is required to be performed.  In Step 2, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value as determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.  Refer to Note 8 of our consolidated financial statements for goodwill by reporting unit.

We use October 1 as the annual review date for goodwill and other intangible assets impairment testing.  However, when factors indicate that an impairment could be present, we reassess our conclusions related to goodwill recoverability through completion of an interim test.  Subsequent reviews of goodwill could result in impairment of goodwill.  Due to volatile capital markets and their unfavorable impact to our liquidity, earnings and discount rate assumptions and the execution of a reinsurance transaction on our life business, we completed an interim test of goodwill impairment as of March 31, 2009.

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

Based upon our Step 2 analysis, we recorded a goodwill impairment of $600 million for the Retirement Solutions – Annuities reporting unit in the first quarter of 2009, which was attributable primarily to higher discount rates related to higher debt costs and equity market volatility, deterioration in equity markets, which unfavorably impacted our account values and lower annuity sales.

There were no indicators of impairment as of September 30, 2009, due primarily to the continued improvement in the equity markets and lower discount rates during the second and third quarters of 2009.  Media results are showing signs of weakness, and the associated intangibles will be reviewed for impairment during our fourth quarter testing process.

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

As of September 30, 2009, we only obtained multiple prices for 106 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.

For certain available-for-sale and trading securities, such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”), we obtain a broker quote when sufficient information, such as security structure or other market information, is not available to produce an evaluation.  The brokers are asked to provide prices at which they believe they would trade the security; however, the inputs used by the brokers are unknown.  Broker-quoted securities are adjusted based solely on receipt of updated quotes from market makers or broker-dealers recognized as market participants.  Generally, the price for a security on this list is based on a quote from a single broker or market maker.  As of September 30, 2009, we used broker quotes for 290 securities as our final price source.

For additional information, see “Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2008 Form 10-K.

Adoption of Updates to the Investments – Debt and Equity Securities Topic

We adopted updates to the Investments – Debt and Equity Securities Topic of the FASB ASC for our debt securities effective January 1, 2009.  This adoption required that an OTTI loss be separated into the amount representing the decrease in cash flows expected to be collected (“credit loss”), which is recognized in earnings, and the amount related to all other factors (“noncredit loss”), which is recognized in other comprehensive income (“OCI”).  In addition, the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery was replaced with the requirement that management assert that it does not have the intent to sell the security and that it is more likely than not that it will not be required to sell the security before recovery of its cost basis.

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

The determination of our intent to sell a security is based upon whether we can assert that we do not have the intent to sell the security and if it is more likely than not that we will not be required to sell the security before recovery of the security’s cost basis.  In making this determination, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  The credit loss on a security is based upon our estimate of the decrease in expected cash flows or our best estimate of credit deterioration.

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

We recognized an OTTI loss of $96 million and $376 million for the three and nine months ended September 30, 2009, of which $52 million and $207 million were recognized in net income on our Consolidated Statements of Income (Loss) related to credit losses and $44 million and $169 million were recognized in OCI on our Consolidated Statements of Stockholders’ Equity related to noncredit losses, respectively.  For additional details, see “Investments” below and Notes 2 and 5.

Adoption of Updates to the Fair Value Measurements and Disclosures Topic

We adopted updates to the Fair Value Measurements and Disclosures Topic of the FASB ASC, effective January 1, 2009.  The FASB provided additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability and additional guidance on circumstances that may indicate that a transaction is not orderly.

This guidance does not change the objective of a fair value measurement.  That is, even when there has been a significant decrease in market activity for a security, the fair value objective remains the same.  Fair value is the price that would be received to sell the security in an orderly transaction (i.e., not a forced liquidation or distressed sale), between market participants at the measurement date in the current inactive market (i.e., an “exit price” notion).

The FASB provided additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  The FASB also provided additional guidance on circumstances that may indicate that a transaction is not orderly.  Specifically, the guidance provided factors that indicate that a market is not active, including:

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

Transactions that are deemed not orderly would not be determinative of fair value or of market participant risk premiums.  In estimating fair value, an entity should place more weight on transactions that it concludes are orderly.  Less weight should be placed on transactions that the reporting entity does not have sufficient information to conclude whether the transaction is orderly.  As of September 30, 2009, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of September 30, 2009, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the consolidated financial statements in our 2008 Form 10-K.

Guaranteed Living Benefits

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB and 4LATER® features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits, recognizing that such claims are likely to begin no earlier than approximately a decade in the future.

If we were to experience unfavorable capital markets as we did late in 2008, then we would expect greater liabilities associated with the contractual guarantees.  However, the relationship between the components of the guarantees, namely, the embedded derivative reserves and the benefit reserves, is not linear.  As the exposure to net amount at risk increases, the relative portion of the projected benefits that is accounted for as benefit reserves increases relative to the portion that is accounted for as embedded derivative reserves.

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  As of September 30, 2009, the fair value of the embedded derivative reserve, before adjustment for the required NPR factors, for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were valued at $631 million, $283 million and $100 million, respectively.  See “Realized Loss – Operating Realized Gain (Loss) – GLB” for information on how we determine our NPR.

As part of our current hedging program, equity market, interest rate and market implied volatility conditions are monitored on a daily basis.  We rebalance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, our hedge positions may not completely offset changes in the fair value embedded derivative reserve caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.  This hedging strategy is managed on a combined basis with the hedge for our GDB features.

For more information on our GDB hedging strategy, see “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits” in our 2008 Form 10-K.

As of September 30, 2009, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $1.2 billion.  As of September 30, 2009, the sum of all GLB liabilities at fair value, excluding the NPR adjustment, and GDB reserves was $1.1 billion, comprised of $1.0 billion for GLB liabilities and $0.1 billion for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $0.1 billion, which we believe indicates that the hedge strategy has performed well by providing funding for our best estimate of the present value of the liabilities related to our GLB and GDB features.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 38% of our variable annuity account values contain a GWB rider as of September 30, 2009.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of September 30, 2009, and September 30, 2008, 59% and 79%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of September 30, 2009, and September 30, 2008, was $2.5 billion.  Our exposure before reinsurance for these same periods was $2.8 billion and $2.9 billion, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $2.5 billion, net of reinsurance.  Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GWB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte Carlo simulations resulting in over 10 million scenarios are utilized to value the entire block of guarantees.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

Acquisitions and Dispositions

As of August 18, 2009, LNC and its wholly owned subsidiary, Lincoln National Investment Companies, entered into a Purchase and Sale Agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc., our subsidiary, or “Delaware,” which provides investment products and services to individuals and institutions.  We expect this transaction to close on or around December 31, 2009.  At closing, we will receive $320 million in addition to the value of net assets (excluding goodwill and as otherwise defined in the Purchase and Sale Agreement) of Delaware and its subsidiaries as estimated at closing.  In addition, a revenue run-rate adjustment mechanism will be applied in the event that the closing revenue run-rate of Delaware is less than 90% of its revenue run-rate on April 30, 2009 (the “Base Revenue Run-Rate”), provided that the reduction in the purchase price shall not exceed 15%.  In the event that the closing revenue run-rate of Delaware is less than 75% of the Base Revenue Run-Rate, the buyer may exercise the option to terminate the transaction.  The revenue run-rates will be calculated in a manner that excludes the impact of any distributions of interest, dividends, income or capital gains from any client account and any increase or decrease in assets under management due to changes in the markets and/or currency fluctuations.  Based on the foregoing, we currently expect to receive cash consideration at closing of approximately $430 million; however, this number may differ based on the adjustments set forth above.

The closing purchase price is also subject to other post-closing adjustments, including an adjustment based on the final closing balance sheet (as determined under the Purchase and Sale Agreement).  In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, will enter into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have ten-year terms, and we may terminate them without cause by paying an aggregate termination fee of up to $84 million in the event that all of the agreements with our subsidiaries are terminated that will decline on a pro rata basis over the ten-year term of the advisory agreements.

MBL and we have each made customary representations, warranties and covenants, as applicable, in the Purchase and Sale Agreement.  The Purchase and Sale Agreement also contains customary indemnifications, including our indemnifying MBL with respect to the Transamerica litigation, which is described in Note 11.  The completion of the transaction contemplated by the Purchase and Sale Agreement is subject to regulatory approvals and the satisfaction of other customary conditions, some of which are beyond our control, and no assurance can be given that such completion will occur.

The transaction is expected to be neutral to earnings per share assuming reinvestment of net proceeds back into core insurance businesses.  We expect a modest gain on disposal, which will be recorded as of the close of the transaction.  The actual gain or loss may differ from our expected result depending upon, among other things, the actual purchase price after closing adjustments.

This summary of the material terms and provisions of the Purchase and Sale Agreement is subject in its entirety to the Purchase and Sale Agreement attached hereto as Exhibit 2.1 and incorporated herein by reference.

On October 1, 2009, we completed the previously announced sale of the capital stock of Lincoln National (UK) plc to SLF of Canada UK Limited for proceeds of approximately $305 million, after-tax, subject to customary post-closing adjustments.  We retained Lincoln UK’s pension plan assets and liabilities.  The results of Lincoln National (UK) plc and its subsidiaries comprised the former Lincoln UK segment.  The Lincoln UK segment primarily focused on providing life and retirement income products in the U.K.  In the third quarter of 2009, there was a $55 million adjustment to the loss on disposition of our Lincoln UK segment as a result of finalizing treatment of the UK pension, refining certain tax estimates and closing out various hedges put in place at the time of the announcement.

Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income (Loss) and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented.  See Note 3 for additional details.

For additional information about acquisitions and divestitures, see Note 3 to the consolidated financial statements in our 2008 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Revenues
Insurance premiums	$491	$514	-4%	$1,541	$1,507	2%
Insurance fees	766	754	2%	2,158	2,314	-7%
Net investment income	1,071	1,068	0%	3,055	3,170	-4%
Realized loss:
Total OTTI losses on securities	(148)	(237)	38%	(578)	(395)	-46%
Portion of loss recognized in OCI	68	-	NM	259	-	NM
Net OTTI losses on securities recognized
in earnings	(80)	(237)	66%	(319)	(395)	19%
Realized gain (loss), excluding OTTI
losses on securities	(288)	30	NM	(684)	49	NM
Total realized loss	(368)	(207)	-78%	(1,003)	(346)	NM
Amortization of deferred gain on business sold
through reinsurance	18	19	-5%	56	57	-2%
Other revenues and fees	103	122	-16%	293	369	-21%
Total revenues	2,081	2,270	-8%	6,100	7,071	-14%
Benefits and Expenses
Interest credited	623	625	0%	1,848	1,849	0%
Benefits	569	813	-30%	2,072	2,118	-2%
Underwriting, acquisition, insurance and
other expenses	760	642	18%	2,103	2,065	2%
Interest and debt expense	68	69	-1%	130	209	-38%
Impairment of intangibles	(1)	-	NM	601	175	243%
Total benefits and expenses	2,019	2,149	-6%	6,754	6,416	5%
Income (loss) from continuing operations
before taxes	62	121	-49%	(654)	655	NM
Federal income tax expense (benefit)	(19)	(8)	NM	(141)	162	NM
Income (loss) from continuing operations	81	129	-37%	(513)	493	NM
Income (loss) from discontinued
operations, net of federal income taxes	72	19	279%	(74)	69	NM
Net income (loss)	$153	$148	3%	$(587)	$562	NM

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$523	$675	-23%	$1,559	$1,916	-19%
Defined Contribution	236	241	-2%	676	718	-6%
Total Retirement Solutions	759	916	-17%	2,235	2,634	-15%
Insurance Solutions:
Life Insurance	1,089	1,074	1%	3,168	3,216	-1%
Group Protection	414	403	3%	1,279	1,227	4%
Total Insurance Solutions	1,503	1,477	2%	4,447	4,443	0%
Other Operations	120	135	-11%	340	412	-17%
Excluded realized loss, pre-tax	(302)	(259)	-17%	(924)	(420)	NM
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	0%	2	2	0%
Total revenues	$2,081	$2,270	-8%	$6,100	$7,071	-14%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$95	$131	-27%	$234	$365	-36%
Defined Contribution	43	42	2%	100	124	-19%
Total Retirement Solutions	138	173	-20%	334	489	-32%
Insurance Solutions:
Life Insurance	137	137	0%	412	458	-10%
Group Protection	35	27	30%	94	86	9%
Total Insurance Solutions	172	164	5%	506	544	-7%
Other Operations	(34)	(39)	13%	(195)	(128)	-52%
Excluded realized loss, after-tax	(196)	(169)	-16%	(600)	(274)	NM
Early extinguishment of debt	-	-	NM	42	-	NM
Income from reserve changes (net of related
amortization) on business sold through
reinsurance, after-tax	-	-	NM	1	1	0%
Impairment of intangibles, after-tax	1	-	NM	(601)	(139)	NM
Income (loss) from continuing
operations, after-tax	81	129	-37%	(513)	493	NM
Income (loss) from discontinued
operations, after-tax	72	19	279%	(74)	69	NM
Net income (loss)	$153	$148	3%	$(587)	$562	NM

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Deposits
Retirement Solutions:
Annuities	$3,088	$2,948	5%	$7,901	$9,410	-16%
Defined Contribution	1,103	1,334	-17%	3,794	4,306	-12%
Insurance Solutions - Life Insurance	1,074	1,082	-1%	3,151	3,276	-4%
Total deposits	$5,265	$5,364	-2%	$14,846	$16,992	-13%

Net Flows
Retirement Solutions:
Annuities	$1,601	$944	70%	$3,074	$3,714	-17%
Defined Contribution	144	93	55%	1,057	610	73%
Insurance Solutions - Life Insurance	562	690	-19%	1,659	2,018	-18%
Total net flows	$2,307	$1,727	34%	$5,790	$6,342	-9%

	As of September 30,
	2009	2008	Change
Account Values
Retirement Solutions:
Annuities	$71,146	$66,475	7%
Defined Contribution	34,322	32,573	5%
Insurance Solutions - Life Insurance	31,272	32,283	-3%
Total account values	$136,740	$131,331	4%

Comparison of the Three Months Ended September 30, 2009 to 2008

Net income increased due primarily to the following:

•
A $10 million net favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in the third quarter of 2009 due primarily to lower lapses and higher equity market performance than our model projections assumed, compared to a $107 million unfavorable retrospective unlocking in the third quarter of 2008 due primarily to lower equity market performance and premiums received and higher death claims and future GDB claims than our model projections assumed;

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI;
•
A $55 million adjustment to the loss on disposition of our Lincoln UK segment as a result of finalizing treatment of the UK pension, refining certain tax estimates and closing out various hedges put in place at the time of the announcement (see “Acquisitions and Dispositions” above and Note 3 for additional information on the disposition of our discontinued operations); and

•
A reduction in the federal income tax expense due primarily to lower income from continuing operations, partially offset by more favorable permanent differences in 2008 relating to favorable tax return true-ups driven by the separate account DRD and other items.

The increase in net income was partially offset by the following:

•
The overall unfavorable GLB net derivatives results, excluding unlocking, in the third quarter 2009, which was due to a reduction in the NPR component of the liability that is not included in the hedge program attributable to a narrowing of credit spreads, compared to favorable GLB net derivatives results in the third quarter of 2008 as the NPR adjustment was favorable attributable primarily to widening credit spreads that more than offset the unfavorable GLB hedge program performance due to extreme market conditions (see “Realized Loss” below for more information on our GLB liability and derivative performance);

•
Higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, due primarily to the reduction in EGPs (see “Retirement Solutions – Annuities – Additional Segment Information” below for more information);

•	Higher benefits due primarily to an increase in the growth in benefit reserves from higher expected GDB benefit payments;
•
A $25 million unfavorable prospective unlocking (a $19 million decrease from assumption changes and a $6 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees due primarily to lower investment spreads and higher expenses, mortality and lapses in the third quarter of 2009 than our model projections assumed, compared to a $10 million favorable prospective unlocking (a $44 million increase from assumption changes reflecting primarily updates to implied ultimate volatility net of a $34 million decrease from model refinements) in the third quarter of 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information); and

•
Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to higher account-value-based trail commissions driven by positive net flows that more than offset the impact of unfavorable equity markets since the third quarter of 2008, higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals and higher expenses attributable to our U.S. pension plans (see discussion in “Additional Segment Information” below), partially offset by lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed.

Comparison of the Nine Months Ended September 30, 2009 to 2008

Net income decreased due primarily to the following:

•
Impairment of goodwill in the first quarter of 2009 of $600 million for Retirement Solutions – Individual Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales compared to $139 million of impairment of goodwill and our Federal Communications Commission license intangible assets on our remaining radio clusters in the second quarter of 2008  attributable to declines in advertising revenues for the entire radio market (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for additional information on our goodwill impairment); however, these non-cash impairments did not impact our liquidity and will not impact our future liquidity;

•
The overall unfavorable GLB net derivatives results, excluding unlocking, in the first nine months of 2009, which was due to a reduction in the NPR component of the liability that is not included in the hedge program attributable to a narrowing of credit spreads, compared to favorable GLB net derivatives results in the first nine months of 2008 as the NPR adjustment was favorable attributable primarily to widening credit spreads that more than offset the unfavorable GLB hedge program performance due to extreme market conditions (see “Realized Loss” below for more information on our GLB liability and derivative performance);

•
The $115 million loss on disposition of our Lincoln UK segment during 2009 (see “Acquisitions and Dispositions” above and Note 3 for additional information on the disposition of our discontinued operations);

•	Lower earnings from our variable annuity and mutual fund products as a result of declines in the equity markets;
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

•
The $64 million unfavorable impact from the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re in the first quarter of 2009, as discussed in “Reinsurance” below;

•
Higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, due primarily to the reduction in EGPs (see “Retirement Solutions – Annuities – Additional Segment Information” below for more information);

•	Higher benefits due primarily to an increase in the growth in benefit reserves from higher expected GDB benefit payments; and
•	The impact of prospective unlocking discussed above.

The decrease in net income was partially offset by the following:

•	A $42 million gain in the first quarter of 2009 associated with the early extinguishment of long-term debt;
•	A reduction in federal income tax expense due primarily to favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items;
•
Lower broker-dealer expenses due primarily to lower sales of non-proprietary products, lower interest and debt expenses as a result of a decline in interest rates and average balances of outstanding debt in 2009, lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed and the implementation of several expense initiatives, partially offset by restructuring charges related to many of these initiatives and higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals;

•
A $97 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees during the first nine months of 2009 due primarily to the overall performance of our GLB derivative program (see “Realized Loss” below for more information on our GLB derivative performance), partially offset by lower lapses and higher equity market performance than our model projections assumed, compared to a $118 million unfavorable retrospective unlocking during the first nine months of 2008 due primarily to the impact of lower equity market performance and premiums received, higher death claims and future GDB claims than our model projections assumed and model adjustments on certain life insurance policies;

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI; and
•	The $16 million impact of the initial adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC on January 1, 2008.

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

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums (1)	$17	$52	-67%	$77	$103	-25%
Insurance fees	223	246	-9%	598	749	-20%
Net investment income	271	243	12%	756	736	3%
Operating realized gain (loss) (2)	(61)	52	NM	(73)	74	NM
Other revenues and fees (3)	73	82	-11%	201	254	-21%
Total operating revenues	523	675	-23%	1,559	1,916	-19%
Operating Expenses
Interest credited	185	170	9%	511	496	3%
Benefits (2)	(43)	112	NM	69	199	-65%
Underwriting, acquisition, insurance and other
expenses	268	254	6%	728	774	-6%
Total operating expenses	410	536	-24%	1,308	1,469	-11%
Income from operations before taxes	113	139	-19%	251	447	-44%
Federal income tax expense	18	8	125%	17	82	-79%
Income from operations	$95	$131	-27%	$234	$365	-36%

(1)	Insurance premiums includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)
The change in benefit ratio reserves for this segment was $(76) million and $(101) million for the three and nine months ended September 30, 2009, respectively, driven by variable account growth, as compared to $50 million and $65 million in the corresponding periods of 2008; however, this impact is offset within operating realized gain (loss) as discussed below.

(3)	Other revenues and fees consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets;
•	A reduction in federal income tax expense in the third quarter of 2008 due primarily to favorable tax return true-ups driven by the separate account DRD and other items;
•
Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to higher account-value-based trail commissions driven by positive net flows that more than offset the impact of unfavorable equity markets since the third quarter of 2008, higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals and higher expenses attributable to our U.S. pension plans (see discussion in “Additional Segment Information” below);

•
Higher benefits, excluding the change in benefit ratio reserves in operating realized gain (loss), due primarily to an increase in the growth in benefit reserves from higher expected
GDB benefit payments;

•
A $6 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders in 2009 due primarily to higher maintenance expenses partially offset by higher expense assessments than our model projections assumed compared to none in 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information);

•	Higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, due primarily to the reduction in EGPs discussed in “Additional Segment Information” below; and
•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products, lower earnings due to lower production levels and higher legal accruals.

The decrease in income from operations was partially offset by the following:

•
A $16 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the third quarter of 2009 due primarily to lower lapses and the impact of higher equity market performance than our model projections assumed, compared to a $9 million unfavorable retrospective unlocking during the third quarter of 2008 due primarily to lower equity market performance than our model projections assumed; and

•
Higher net investment income, partially offset by higher interest credited, driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and an increase in investment income on surplus investments due primarily to more favorable investment income on alternative investments, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that remained present early in the third quarter of 2009 that has reduced our portfolio yield by 3 basis points for the third quarter of 2009.

Comparison of the Nine Months Ended September 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets;
•
Higher benefits, excluding the change in benefit ratio reserves in operating realized gain (loss), due primarily to an increase in the growth in benefit reserves from higher expected GDB benefit payments;

•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products;
•	The impact of the prospective unlocking discussed above;
•
Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to higher account-value-based trail commissions driven by positive net flows since the third quarter of 2008, partially offset by the impact of unfavorable equity markets on account values, higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals and higher expenses attributable to our U.S. pension plans (see discussion in “Additional Segment Information” below); and

•	Higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, due primarily to the reduction in EGPs discussed in “Additional Segment Information” below.

The decrease in income from operations was partially offset by the following:

•
A reduction in federal income tax expense due primarily to the decrease in earnings and favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items in the first nine months of 2009;

•
A $14 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first nine months of 2009 due primarily to lower lapses and higher equity market performance than our model projections assumed, compared to a $6 million unfavorable retrospective unlocking during the first nine months of 2008 due primarily to lower equity market performance than our model projections assumed; and

•
Higher net investment income, partially offset by higher interest credited, driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and by actions implemented since the third quarter of 2008 to reduce interest crediting rates, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that has reduced our portfolio yield by 25 basis points for the first nine months of 2009, a decline in investment income on surplus investments due primarily to less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information).

Additional Segment Information

Prior to the second quarter of 2009, the equity markets unfavorably impacted our average variable account values and the resulting fees earned on these accounts.  Additionally, weaker credit fundamentals negatively impacted our investment margins and increased our realized losses on investments, including OTTI.  As a result, we lowered the projected EGPs for this segment, which will result in higher DAC, VOBA, DSI and DFEL amortization and lower earnings for this segment.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first nine months of 2009, and the fourth quarter of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

Although the segment’s results during the first nine months of 2009 were unfavorably impacted by lower average account values and the economic environment, its overall net flows were strong in a challenging economic environment and our end of period account values were higher.  New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rates for our annuity products were 7% and 9% for the three and nine months ended September 30, 2009, compared to 9% and 8% for the corresponding periods in 2008.

See Note 9 above for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

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

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges.  Account values for these products, including the fixed portion of variable, were $7.1 billion as of September 30, 2009, with 68% already at their minimum guaranteed rates.  The average crediting rates for these products were approximately 37 basis points in excess of average minimum guaranteed rates.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” in our 2008 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Loss” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Insurance Fees
Mortality, expense and other assessments	$228	$245	-7%	$609	$748	-19%
Surrender charges	9	13	-31%	27	32	-16%
DFEL:
Deferrals	(16)	(13)	-23%	(39)	(38)	-3%
Prospective unlocking - assumption changes	3	(1)	NM	3	(1)	NM
Retrospective unlocking	(2)	3	NM	(11)	3	NM
Amortization, net of interest, excluding
unlocking	1	(1)	200%	9	5	80%
Total insurance fees	$223	$246	-9%	$598	$749	-20%

	As of September 30,
	2009	2008	Change
Account Values
Variable portion of variable annuities	$52,429	$49,982	5%
Fixed portion of variable annuities	3,990	3,547	12%
Total variable annuities	56,419	53,529	5%
Fixed annuities, including indexed	15,776	14,142	12%
Fixed annuities ceded to reinsurers	(1,049)	(1,196)	12%
Total fixed annuities	14,727	12,946	14%
Total account values	$71,146	$66,475	7%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Averages
Daily variable account values, excluding the fixed
portion of variable	$49,135	$54,717	-10%	$44,036	$55,929	-21%

Daily S&P 500	994.45	1,255.42	-21%	900.22	1,325.03	-32%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$1,063	$1,672	-36%	$2,741	$5,602	-51%
Variable portion of variable annuity withdrawals	(977)	(1,216)	20%	(2,914)	(3,704)	21%
Variable portion of variable annuity net flows	86	456	-81%	(173)	1,898	NM
Fixed portion of variable annuity deposits	766	896	-15%	2,400	2,631	-9%
Fixed portion of variable annuity withdrawals	(105)	(124)	15%	(391)	(358)	-9%
Fixed portion of variable annuity net flows	661	772	-14%	2,009	2,273	-12%
Total variable annuity deposits	1,829	2,568	-29%	5,141	8,233	-38%
Total variable annuity withdrawals	(1,082)	(1,340)	19%	(3,305)	(4,062)	19%
Total variable annuity net flows	747	1,228	-39%	1,836	4,171	-56%
Fixed indexed annuity deposits	846	215	293%	1,864	789	136%
Fixed indexed annuity withdrawals	(115)	(114)	-1%	(516)	(299)	-73%
Fixed indexed annuity net flows	731	101	NM	1,348	490	175%
Other fixed annuity deposits	413	165	150%	896	388	131%
Other fixed annuity withdrawals	(290)	(550)	47%	(1,006)	(1,335)	25%
Other fixed annuity net flows	123	(385)	132%	(110)	(947)	88%
Total annuity deposits	3,088	2,948	5%	7,901	9,410	-16%
Total annuity withdrawals	(1,487)	(2,004)	26%	(4,827)	(5,696)	15%
Total annuity net flows	$1,601	$944	70%	$3,074	$3,714	-17%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$6,211	$(7,069)	188%	$9,928	$(12,571)	179%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	609	742	-18%	1,749	2,218	-21%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$248	$222	12%	$707	$675	5%
Commercial mortgage loan prepayment and bond
makewhole premiums (1)	1	1	0%	1	2	-50%
Alternative investments (2)	-	-	NM	-	(1)	100%
Surplus investments (3)	22	19	16%	48	57	-16%
Broker-dealer	-	1	-100%	-	3	-100%
Total net investment income	$271	$243	12%	$756	$736	3%

Interest Credited
Amount provided to contract holders	$205	$187	10%	$541	$550	-2%
Adjustment (4)	(8)	-	NM	-	-	NM
DSI deferrals	(20)	(25)	20%	(54)	(76)	29%
Interest credited before DSI amortization	177	162	9%	487	474	3%
DSI amortization:
Retrospective unlocking	(7)	3	NM	(8)	2	NM
Amortization, excluding unlocking	15	5	200%	32	20	60%
Total interest credited	$185	$170	9%	$511	$496	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

(4)	During the third quarter of 2009, we recorded an adjustment for a misclassification between benefits and interest credited that did not impact the results for the nine months ended September 30, 2009.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.68%	5.82%	(14)	5.47%	5.85%	(38)
Commercial mortgage loan prepayment and
bond make whole premiums	0.02%	0.02%	-	0.01%	0.02%	(1)
Alternative investments	0.01%	0.00%	1	0.00%	-0.01%	1
Net investment income yield on reserves	5.71%	5.84%	(13)	5.48%	5.86%	(38)
Interest rate credited to contract holders (1)	3.98%	3.95%	3	3.81%	3.83%	(2)
Interest rate spread	1.73%	1.89%	(16)	1.67%	2.03%	(36)

(1)	The adjustment to interest credited discussed above had a 17 basis point impact on the interest rate credited to contract holders for the third quarter of 2009.

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Other Information
Average invested assets on reserves	$17,496	$15,615	12%	$17,220	$15,691	10%
Average fixed account values, including the
fixed portion of variable	18,715	17,174	9%	17,892	17,291	3%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(609)	(742)	18%	(1,749)	(2,218)	21%
Net flows for fixed annuities, including the
fixed portion of variable	1,515	488	210%	3,247	1,816	79%

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

Benefits

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums and changes in GDB and GLB benefit reserves.

The changes in the GDB benefit ratio reserves for this segment are offset in operating realized gain (loss).  See “Realized Loss – Operating Realized Gain (Loss) – GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$185	$161	15%	$467	$513	-9%
General and administrative expenses	82	83	-1%	231	243	-5%
Taxes, licenses and fees	5	5	0%	15	21	-29%
Total expenses incurred, excluding
broker-dealer	272	249	9%	713	777	-8%
DAC and VOBA deferrals	(181)	(170)	-6%	(467)	(534)	13%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	91	79	15%	246	243	1%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	10	(2)	NM	10	(2)	NM
Retrospective unlocking	(53)	35	NM	(68)	35	NM
Amortization, net of interest, excluding
unlocking	145	63	130%	330	241	37%
Broker-dealer expenses incurred	75	79	-5%	210	257	-18%
Total underwriting, acquisition, insurance
and other expenses	$268	$254	6%	$728	$774	-6%

DAC and VOBA Deferrals
As a percentage of sales/deposits	5.9%	5.8%		5.9%	5.7%

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

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance fees	$48	$56	-14%	$133	$178	-25%
Net investment income	190	181	5%	541	527	3%
Operating realized loss (1)	(5)	-	NM	(6)	-	NM
Other revenues and fees	3	4	-25%	8	13	-38%
Total operating revenues	236	241	-2%	676	718	-6%
Operating Expenses
Interest credited	111	107	4%	334	320	4%
Benefits (1)	(6)	-	NM	(12)	-	NM
Underwriting, acquisition, insurance and other
expenses	71	77	-8%	220	229	-4%
Total operating expenses	176	184	-4%	542	549	-1%
Income from operations before taxes	60	57	5%	134	169	-21%
Federal income tax expense	17	15	13%	34	45	-24%
Income from operations	$43	$42	2%	$100	$124	-19%

(1)
The change in benefit ratio reserves for this segment was $(6) million and $(9) million for the three and nine months ended September 30, 2009, respectively, driven by variable account growth, as compared to none in the corresponding periods of 2008; however, this impact is offset within operating realized gain (loss) as discussed below.

Comparison of the Three Months Ended September 30, 2009 to 2008

Income from operations for this segment modestly increased due primarily to the following:

•
Higher net investment income driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed since the third quarter of 2008, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that remained present early in the third quarter of 2009 that has reduced our portfolio yield by 11 basis points for the third quarter of 2009;

•
A $5 million favorable prospective unlocking from assumption changes of DAC, VOBA, DSI and reserves for our guarantee riders in 2009 due primarily to a compensation-related change in our wholesaling distribution organization that lowered deferrals as a percentage of total expenses incurred and lower maintenance expenses than our model projections assumed (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information); and

•
A $2 million unfavorable retrospective unlocking of DAC, VOBA, DSI and reserves for our guarantee riders during the third quarter of 2008 due primarily to lower equity market performance and higher lapses than our model projections assumed.

The increase in income from operations was partially offset by the following:

•
Lower insurance fees driven primarily by lower average daily variable account values resulting from the unfavorable equity markets and an overall shift in business mix toward products with lower expense assessment rates;

•
Higher interest credited driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed since the third quarter of 2008, partially offset by actions implemented during the third quarter of 2009 to reduce interest crediting rates; and

•
Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals.

Comparison of the Nine Months Ended September 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•
Lower insurance fees driven primarily by lower average daily variable account values resulting from the unfavorable equity markets and an overall shift in business mix toward products with lower expense assessment rates; and

•
Higher interest credited driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed since the third quarter of 2008, partially offset by actions implemented during the third quarter of 2009 to reduce interest crediting rates.

The decrease in income from operations was partially offset by the following:

•
Higher net investment income driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed since the third quarter of 2008, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that has reduced our portfolio yield by 15 basis points and a decline in investment income on surplus investments due primarily to less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information);

•	The impact of the prospective unlocking discussed above; and
•
A $1 million unfavorable retrospective unlocking of DAC, VOBA, DSI and reserves for our guarantee riders during the first nine months of 2009 due primarily to higher lapses and maintenance expenses and lower equity market performance than our model projections assumed, compared to a $3 million unfavorable retrospective unlocking during the first nine months of 2008 due primarily to lower equity market performance and higher lapses than our model projections assumed.

Additional Segment Information

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first nine months of 2009, and the fourth quarter of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rates for our annuity products were 12% for the three and nine months ended September 30, 2009, compared to 14% and 15% for the corresponding periods in 2008.

Due to an expected overall shift in business mix towards products with lower expense assessment rates, a substantial increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 9 above for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions Business.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized loss, see “Realized Loss” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Insurance Fees
Annuity expense assessments	$41	$50	-18%	$113	$159	-29%
Mutual fund fees	6	5	20%	16	14	14%
Total expense assessments	47	55	-15%	129	173	-25%
Surrender charges	1	1	0%	4	5	-20%
Total insurance fees	$48	$56	-14%	$133	$178	-25%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Averages
Daily variable account values, excluding the
fixed portion of variable	$11,881	$15,582	-24%	$10,839	$16,369	-34%

Daily S&P 500	994.45	1,255.42	-21%	900.22	1,325.03	-32%

	As of September 30,
	2009	2008	Change
Account Values
Variable portion of variable annuities	$12,620	$13,480	-6%
Fixed portion of variable annuities	6,128	6,114	0%
Total variable annuities	18,748	19,594	-4%
Fixed annuities	6,030	5,304	14%
Total annuities	24,778	24,898	0%
Mutual funds	9,544	7,675	24%
Total annuities and mutual funds	$34,322	$32,573	5%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance at beginning-of-period	$5,234	$7,286	-28%	$4,888	$7,798	-37%
Gross deposits	290	389	-25%	852	1,276	-33%
Withdrawals and deaths	(319)	(465)	31%	(853)	(1,429)	40%
Net flows	(29)	(76)	62%	(1)	(153)	99%
Transfers between fixed and variable accounts	-	-	NM	(4)	(12)	67%
Inter-product transfer (1)	-	(653)	100%	-	(653)	100%
Investment increase and change in market value	580	(767)	176%	902	(1,190)	176%
Balance at end-of-period	$5,785	$5,790	0%	$5,785	$5,790	0%

Total Mid – Large Segment:
Balance at beginning-of-period	$11,425	$9,985	14%	$9,540	$9,463	1%
Gross deposits	617	687	-10%	2,304	2,203	5%
Withdrawals and deaths	(259)	(222)	-17%	(703)	(679)	-4%
Net flows	358	465	-23%	1,601	1,524	5%
Transfers between fixed and variable accounts	16	(4)	NM	13	(44)	130%
Inter-product transfer (1)	-	653	-100%	-	653	-100%
Investment increase and change in market value	1,173	(789)	249%	1,818	(1,286)	241%
Balance at end-of-period	$12,972	$10,310	26%	$12,972	$10,310	26%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$14,668	$17,770	-17%	$14,450	$18,797	-23%
Gross deposits	196	258	-24%	638	827	-23%
Withdrawals and deaths	(381)	(554)	31%	(1,181)	(1,588)	26%
Net flows	(185)	(296)	38%	(543)	(761)	29%
Transfers between fixed and variable accounts	(1)	(1)	-	-	(1)	100%
Inter-segment transfer	-	-	NM	-	295	-100%
Investment increase and change in market value	1,083	(1,000)	208%	1,658	(1,857)	189%
Balance at end-of-period	$15,565	$16,473	-6%	$15,565	$16,473	-6%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$31,327	$35,041	-11%	$28,878	$36,058	-20%
Gross deposits	1,103	1,334	-17%	3,794	4,306	-12%
Withdrawals and deaths	(959)	(1,241)	23%	(2,737)	(3,696)	26%
Net flows	144	93	55%	1,057	610	73%
Transfers between fixed and variable accounts	15	(5)	NM	9	(57)	116%
Inter-segment transfer	-	-	NM	-	295	-100%
Investment increase and change in market value	2,836	(2,556)	211%	4,378	(4,333)	201%
Balance at end-of-period (2)	$34,322	$32,573	5%	$34,322	$32,573	5%

(1)	On September 30, 2008, $653 million relating to the Lincoln Employee 401(k) Plan transferred from LINCOLN DIRECTORSM to LINCOLN ALLIANCE®.
(2)	Includes mutual fund account values. Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$387	$532	-27%	$1,173	$1,767	-34%
Variable portion of variable annuity withdrawals	(471)	(723)	35%	(1,299)	(2,202)	41%
Variable portion of variable annuity net flows	(84)	(191)	56%	(126)	(435)	71%
Fixed portion of variable annuity deposits	79	94	-16%	256	279	-8%
Fixed portion of variable annuity withdrawals	(178)	(228)	22%	(570)	(620)	8%
Fixed portion of variable annuity net flows	(99)	(134)	26%	(314)	(341)	8%
Total variable annuity deposits	466	626	-26%	1,429	2,046	-30%
Total variable annuity withdrawals	(649)	(951)	32%	(1,869)	(2,822)	34%
Total variable annuity net flows	(183)	(325)	44%	(440)	(776)	43%
Fixed annuity deposits	227	196	16%	787	623	26%
Fixed annuity withdrawals	(149)	(183)	19%	(466)	(541)	14%
Fixed annuity net flows	78	13	NM	321	82	291%
Total annuity deposits	693	822	-16%	2,216	2,669	-17%
Total annuity withdrawals	(798)	(1,134)	30%	(2,335)	(3,363)	31%
Total annuity net flows	(105)	(312)	66%	(119)	(694)	83%
Mutual fund deposits	410	512	-20%	1,578	1,637	-4%
Mutual fund withdrawals	(161)	(107)	-50%	(402)	(333)	-21%
Mutual fund net flows	249	405	-39%	1,176	1,304	-10%
Total annuity and mutual fund deposits	1,103	1,334	-17%	3,794	4,306	-12%
Total annuity and mutual fund
withdrawals	(959)	(1,241)	23%	(2,737)	(3,696)	26%
Total annuity and mutual fund
net flows	$144	$93	55%	$1,057	$610	73%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$1,581	$(1,854)	185%	$2,322	$(3,296)	170%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	21	(117)	118%	(164)	(318)	48%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$174	$165	5%	$510	$489	4%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	2	5	-60%	3	7	-57%
Alternative investments (2)	1	-	NM	-	(2)	100%
Surplus investments (3)	13	11	18%	28	33	-15%
Total net investment income	$190	$181	5%	$541	$527	3%

Interest Credited	$111	$107	4%	$334	$320	4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.85%	5.94%	(9)	5.78%	5.91%	(13)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.08%	0.17%	(9)	0.03%	0.08%	(5)
Alternative investments	0.03%	-0.01%	4	0.00%	-0.02%	2
Net investment income yield on reserves	5.96%	6.10%	(14)	5.81%	5.97%	(16)
Interest rate credited to contract holders	3.66%	3.77%	(11)	3.73%	3.79%	(6)
Interest rate spread	2.30%	2.33%	(3)	2.08%	2.18%	(10)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Other Information
Average invested assets on reserves	$11,895	$11,146	7%	$11,762	$11,034	7%
Average fixed account values, including the
fixed portion of variable	12,114	11,321	7%	11,960	11,233	6%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(21)	117	NM	164	318	-48%
Net flows for fixed annuities, including the
fixed portion of variable	(21)	(121)	83%	7	(259)	103%

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

Benefits

Benefits for this segment include changes in GDB and GLB benefit reserves.

The changes in the GDB benefit ratio reserves for this segment are offset in operating realized loss.  See “Realized Loss – Operating Realized Gain (Loss) – GDB” below for additional information.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$16	$17	-6%	$46	$56	-18%
General and administrative expenses	53	53	0%	161	158	2%
Taxes, licenses and fees	3	3	0%	9	10	-10%
Total expenses incurred	72	73	-1%	216	224	-4%
DAC deferrals	(15)	(20)	25%	(51)	(66)	23%
Total expenses recognized before amortization	57	53	8%	165	158	4%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(8)	-	NM	(8)	-	NM
Retrospective unlocking	(2)	3	NM	-	5	-100%
Amortization, net of interest, excluding
unlocking	24	21	14%	63	66	-5%
Total underwriting, acquisition, insurance
and other expenses	$71	$77	-8%	$220	$229	-4%

DAC Deferrals
As a percentage of annuity sales/deposits	2.2%	2.4%		2.3%	2.5%

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums	$93	$91	2%	$277	$267	4%
Insurance fees	494	451	10%	1,426	1,386	3%
Net investment income	495	522	-5%	1,446	1,541	-6%
Amortization of deferred loss on business sold
through reinsurance	(1)	-	NM	(1)	-	NM
Other revenues and fees	8	10	-20%	20	22	-9%
Total operating revenues	1,089	1,074	1%	3,168	3,216	-1%
Operating Expenses
Interest credited	293	305	-4%	886	902	-2%
Benefits	320	400	-20%	1,000	1,006	-1%
Underwriting, acquisition, insurance and other
expenses	284	167	70%	700	621	13%
Total operating expenses	897	872	3%	2,586	2,529	2%
Income from operations before taxes	192	202	-5%	582	687	-15%
Federal income tax expense	55	65	-15%	170	229	-26%
Income from operations	$137	$137	0%	$412	$458	-10%

Comparison of the Three Months Ended September 30, 2009 to 2008

Income from operations for this segment remained flat due primarily to the following:

•
Lower net investment income due primarily to unfavorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information) and the reinsurance transaction effective December 31, 2008, discussed in “Additional Segment Information” below;

•
A $7 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves from assumption changes due primarily to lower investment spreads and higher expenses, mortality and lapse rates than our model projections assumed in 2009 compared to a $21 million unfavorable prospective unlocking (a $34 million unfavorable unlocking from model refinements, net of a $13 million favorable unlocking from assumption changes due primarily to higher investment spreads and lower death claims, lapse rates and expenses than our model projections assumed and adjustments to secondary guarantee life insurance product reserves) in 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information); and

•
The impact of the coinsurance agreement discussed in “Additional Segment Information” below, which resulted in reductions in insurance fees, net investment income, interest credited, benefits and underwriting, acquisition, insurance and other expenses.

Comparison of the Nine Months Ended September 30, 2009 to 2008

Income from operations for this segment decreased due primarily to the following:

•
Lower net investment income due primarily to unfavorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information) and the reinsurance transaction effective December 31, 2008, discussed in “Additional Segment Information” below;

•	An increase in benefits, excluding unlocking, attributable primarily to an increase in secondary guarantee life insurance product reserves from continued growth in the business; and
•
The impact of the coinsurance agreement discussed in “Additional Segment Information” below, which resulted in reductions in insurance fees, net investment income, interest credited, benefits and underwriting, acquisition, insurance and other expenses.

The decrease in income from operations was partially offset by the following:

•	The impact of prospective unlocking discussed above;
•
Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to a decrease in DAC and VOBA amortization as a result of lower gross margins in the first and second quarters of 2009, attributable primarily to lower investment income on alternative investments; and

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups in the first quarter of 2009.

Additional Segment Information

The coinsurance agreement that we entered into on March 31, 2009, resulted in a pre-tax deferred loss of $53 million, and approximately $2 million annually will be amortized into income from operations prospectively over 20 years.  Effective October 1, 2009, we executed an additional agreement whereby we assumed the mortality risk on this block of business through yearly renewable term reinsurance.  As a result of these agreements, this segment’s income from operations will be reduced by approximately $6 million per quarter as a result of reductions in insurance fees, net investment income, interest credited and benefits that we had not experienced prior to these agreements.  This unfavorable impact will be partially offset by an approximate $2 million increase to income from operations in Other Operations, as a result of having higher net investment income due to the transfer of assets from Insurance Solutions – Life Insurance attributable to its reduction in capital as a result of these coinsurance agreements; therefore, we expect our net impact from this transaction to our consolidated net income will be a reduction of $4 million per quarter.  See “Reinsurance” below for more information.

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

As of September 30, 2009, 73% of interest-sensitive account values had crediting rates at contract guaranteed levels, and 14% had crediting rates within 50 basis points of contractual guarantees.  Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest; however, results for 2008 were muted given the economic conditions.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first nine months of 2009, and the fourth quarter of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Insurance Fees
Mortality assessments	$317	$332	-5%	$981	$982	0%
Expense assessments	186	178	4%	538	520	3%
Surrender charges	33	18	83%	81	52	56%
DFEL:
Deferrals	(108)	(97)	-11%	(305)	(276)	-11%
Amortization, net of interest:
Prospective unlocking - assumption changes	20	(4)	NM	20	(4)	NM
Prospective unlocking - model refinements	-	(25)	100%	-	(25)	100%
Retrospective unlocking	8	12	-33%	12	27	-56%
Amortization, net of interest, excluding
unlocking	38	37	3%	99	110	-10%
Total insurance fees	$494	$451	10%	$1,426	$1,386	3%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Sales by Product
UL:
Excluding MoneyGuard®	$91	$144	-37%	$278	$382	-27%
MoneyGuard®	18	14	29%	44	37	19%
Total UL	109	158	-31%	322	419	-23%
VUL	7	12	-42%	23	39	-41%
COLI and BOLI	14	13	8%	31	54	-43%
Term/whole life	16	7	129%	39	18	117%
Total sales	$146	$190	-23%	$415	$530	-22%

Net Flows
Deposits	$1,074	$1,082	-1%	$3,151	$3,276	-4%
Withdrawals and deaths	(512)	(392)	-31%	(1,492)	(1,258)	-19%
Net flows	$562	$690	-19%	$1,659	$2,018	-18%

Contract holder assessments	$747	$705	6%	$2,205	$2,060	7%

	As of September 30,
	2009	2008	Change
Account Values
UL (1)	$24,631	$24,951	-1%
VUL (1)	4,369	5,056	-14%
Interest-sensitive whole life	2,272	2,276	0%
Total account values	$31,272	$32,283	-3%

In-Force Face Amount
UL and other (1)	$289,124	$306,293	-6%
Term insurance	242,889	233,671	4%
Total in-force face amount	$532,013	$539,964	-1%

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

UL and VUL products with secondary guarantees represented approximately 39% of interest-sensitive life insurance in force as of September 30, 2009, and approximately 58% and 66% of sales for the three and nine months ended September 30, 2009.  AG38 imposes additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$487	$478	2%	$1,454	$1,425	2%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	3	1	200%	7	14	-50%
Alternative investments (2)	(20)	21	NM	(73)	35	NM
Surplus investments (3)	25	22	14%	58	67	-13%
Total net investment income	$495	$522	-5%	$1,446	$1,541	-6%

Interest Credited	$293	$305	-4%	$886	$902	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.97%	5.92%	5	5.95%	5.94%	1
Commercial mortgage loan prepayment and
bond makewhole premiums	0.04%	0.02%	2	0.03%	0.06%	(3)
Alternative investments	-0.29%	0.31%	(60)	-0.35%	0.18%	(53)
Net investment income yield on reserves	5.72%	6.25%	(53)	5.63%	6.18%	(55)
Interest rate credited to contract holders	4.22%	4.35%	(13)	4.22%	4.36%	(14)
Interest rate spread	1.50%	1.90%	(40)	1.41%	1.82%	(41)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.98%	6.06%	(8)	5.98%	6.13%	(15)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.01%	0.00%	1	0.01%	0.04%	(3)
Alternative investments	0.02%	-0.01%	3	0.00%	-0.01%	1
Net investment income yield on reserves	6.01%	6.05%	(4)	5.99%	6.16%	(17)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$27,734	$27,398	1%	$27,721	$26,773	4%
Account values - universal and whole life (1)	27,465	27,713	-1%	27,660	27,063	2%

Attributable to traditional products:
Invested assets on reserves	4,916	4,814	2%	4,873	5,137	-5%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Benefits
Death claims direct and assumed	$541	$536	1%	$1,643	$1,612	2%
Death claims ceded	(231)	(249)	7%	(719)	(722)	0%
Reserves released on death	(99)	(80)	-24%	(294)	(271)	-8%
Net death benefits	211	207	2%	630	619	2%
Change in secondary guarantee life insurance
product reserves:
Prospective unlocking - assumption changes	(2)	8	NM	(2)	8	NM
Prospective unlocking - model refinements	-	76	-100%	-	76	-100%
Other	57	32	78%	168	86	95%
Change in secondary guarantee life insurance
product reserves - reinsurance	(4)	6	NM	29	6	NM
Other benefits (1)	58	71	-18%	175	211	-17%
Total benefits	$320	$400	-20%	$1,000	$1,006	-1%

Death claims per $1,000 of inforce	1.61	1.55	4%	1.59	1.55	3%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is impacted by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  Additionally, we establish a reserve for reinsurance margin (reinsurance premiums paid less death benefit recoveries) and amortize this margin over the life of the expected insurance assessments for certain blocks of secondary guarantee UL business.  When we experience unfavorable mortality, particularly on higher face amount claims, our reinsurance recoveries can increase significantly and are deferred, which reduces the amount by which the expense for the direct claims are offset by reinsurance.  The reinsurance on our secondary guarantee UL business is excess of loss reinsurance, and this block has a large range of face amounts, both of which contribute to volatility in our actual experience of reinsurance recoveries as compared to our expectations.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$159	$209	-24%	$478	$584	-18%
General and administrative expenses	112	102	10%	332	308	8%
Taxes, licenses and fees	31	36	-14%	87	95	-8%
Total expenses incurred	302	347	-13%	897	987	-9%
DAC and VOBA deferrals	(213)	(261)	18%	(635)	(744)	15%
Total expenses recognized before amortization	89	86	3%	262	243	8%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	33	(32)	203%	33	(32)	203%
Prospective unlocking - model refinements	-	(49)	100%	-	(49)	100%
Retrospective unlocking	20	26	-23%	38	53	-28%
Amortization, net of interest, excluding
unlocking	141	135	4%	364	403	-10%
Other intangible amortization	1	1	0%	3	3	0%
Total underwriting, acquisition, insurance
and other expenses	$284	$167	70%	$700	$621	13%

DAC and VOBA Deferrals
As a percentage of sales	145.9%	137.4%		153.0%	140.4%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2009 and 2008, the increase is a result of incurred deferrable general and administrative expenses declining at a rate lower than sales.

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums	$379	$371	2%	$1,183	$1,134	4%
Net investment income	34	31	10%	92	89	3%
Other revenues and fees	1	1	0%	4	4	0%
Total operating revenues	414	403	3%	1,279	1,227	4%
Operating Expenses
Interest credited	1	1	0%	2	1	100%
Benefits	261	268	-3%	836	823	2%
Underwriting, acquisition, insurance and other
expenses	99	92	8%	297	271	10%
Total operating expenses	361	361	0%	1,135	1,095	4%
Income from operations before taxes	53	42	26%	144	132	9%
Federal income tax expense	18	15	20%	50	46	9%
Income from operations	$35	$27	30%	$94	$86	9%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Income from Operations by Product Line
Life	$16	$9	78%	$29	$30	-3%
Disability	18	16	13%	63	51	24%
Dental	(1)	1	NM	(3)	1	NM
Total non-medical	33	26	27%	89	82	9%
Medical	2	1	100%	5	4	25%
Total income from operations	$35	$27	30%	$94	$86	9%

Comparison of the Three and Nine Months Ended September 30, 2009 to 2008

Income from operations for this segment increased due to the following:

•	More favorable total non-medical loss ratio experience, slightly below the low end of our expected range; and
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products.

The increase in income from operations was partially offset by an increase to underwriting, acquisition, insurance and other expenses due primarily to higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K for additional information) and the increase in paid premiums, partially offset by higher costs of investments in strategic initiatives associated with realigning our marketing and distribution structure in 2008.

During the first nine months of 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  We attribute the recent favorable incidence and termination experience in our long-term disability line of business to be related, at least in part, to the impact of the challenging economic environment on our insureds.  Consequently, we expect to experience non-medical loss ratios over the remainder of this year around the low end of our historical expected range of 71% to 74%.  In addition, we experienced unfavorable life loss ratios in the first quarter of 2009 due primarily to adverse mortality experience, the one-time adjustment noted below and the downward effects of whole-case pricing on premium rates, all of which we do not expect to recur in future quarters.

During the third quarter of 2009, certain reserving methodology changes contributed to a decrease in life loss ratios and an increase in long-term disability loss ratios, but had effectively no impact on total non-medical loss ratios.

Benefits included a one-time adjustment of $3 million in the first quarter of 2009 relating to unfavorable waiver claim reserves.

We experienced higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2008 Form 10-K) during the first nine months of 2009, and the fourth quarter of 2009 will continue this unfavorable trend when compared to the corresponding period in 2008.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Insurance Premiums by Product Line
Life	$142	$136	4%	$432	$402	7%
Disability	173	168	3%	518	499	4%
Dental	36	38	-5%	111	112	-1%
Total non-medical	351	342	3%	1,061	1,013	5%
Medical	28	29	-3%	122	121	1%
Total insurance premiums	$379	$371	2%	$1,183	$1,134	4%

Sales	$80	$68	18%	$194	$187	4%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Benefits and Interest Credited by Product Line
Life	$95	$100	-5%	$314	$293	7%
Disability	115	116	-1%	326	337	-3%
Dental	29	29	0%	92	89	3%
Total non-medical	239	245	-2%	732	719	2%
Medical	23	24	-4%	106	105	1%
Total benefits and interest credited	$262	$269	-3%	$838	$824	2%

Loss Ratios by Product Line
Life	66.6%	74.0%		72.8%	72.7%
Disability	66.8%	68.6%		62.8%	67.6%
Dental	79.7%	75.9%		83.4%	79.2%
Total non-medical	68.1%	71.6%		69.0%	70.9%
Medical	82.0%	86.2%		86.9%	87.7%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$44	$42	5%	$131	$123	7%
General and administrative expenses	48	45	7%	144	134	7%
Taxes, licenses and fees	9	9	0%	27	28	-4%
Total expenses incurred	101	96	5%	302	285	6%
DAC and VOBA deferrals	(13)	(13)	0%	(38)	(40)	5%
Total expenses recognized before amortization	88	83	6%	264	245	8%
DAC and VOBA amortization, net of interest	11	9	22%	33	26	27%
Total underwriting, acquisition, insurance
and other expenses	$99	$92	8%	$297	$271	10%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.4%	3.5%		3.2%	3.5%

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

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Operating Revenues
Insurance premiums	$-	$1	-100%	$4	$4	0%
Net investment income	81	90	-10%	221	277	-20%
Amortization of deferred gain on business
sold through reinsurance	18	18	0%	55	55	0%
Media revenues (net)	17	21	-19%	51	66	-23%
Other revenues and fees	4	5	-20%	9	10	-10%
Total operating revenues	120	135	-11%	340	412	-17%
Operating Expenses
Interest credited	33	43	-23%	115	130	-12%
Benefits	38	29	31%	178	87	105%
Media expenses	13	14	-7%	40	45	-11%
Other expenses	23	39	-41%	120	132	-9%
Interest and debt expenses	68	69	-1%	194	209	-7%
Total operating expenses	175	194	-10%	647	603	7%
Loss from operations before taxes	(55)	(59)	7%	(307)	(191)	-61%
Federal income tax benefit	(21)	(20)	-5%	(112)	(63)	-78%
Loss from operations	$(34)	$(39)	13%	$(195)	$(128)	-52%

Comparison of the Three Months Ended September 30, 2009 to 2008

Loss from operations for this segment decreased due primarily to the following:

•
Lower other expenses attributable primarily to higher merger-related expenses in the third quarter of 2008 as a result of higher system integration work related to our administrative systems and lower branding expenses in the third quarter of 2009 due to cost save initiatives; and

•	More favorable tax items that impacted the effective tax rate related primarily to changes in tax preferred investments.

The decrease in loss from operations was partially offset by the following:

•
Lower net investment income related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield and lower dividend income from our holdings of Bank of America common stock due to dividend rate cuts, partially offset by higher invested assets driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of common stock, preferred stock and debt, partially offset by transfers to other segments for other-than-temporary impairments;

•	Unfavorable results of our run-off disability income business due primarily to the rescission of the Swiss Re reinsurance agreement discussed below; and
•	Lower media earnings related primarily to the general weakening of the U.S economy causing substantial declines in revenues throughout the radio market.

Comparison of the Nine Months Ended September 30, 2009 to 2008

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

•
Lower net investment income related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield and lower dividend income from our holdings of Bank of America common stock due to dividend rate cuts, partially offset by higher invested assets driven by distributable earnings received from our insurance segments, dividends received from our other segments and issuances of common stock, preferred stock and debt, partially offset by transfers to other segments for other-than-temporary impairments;

•	Lower media earnings related primarily to the general weakening of the U.S economy causing substantial declines in revenues throughout the radio market; and
•	Unfavorable results of our run-off disability income business due primarily to the rescission discussed above.

The increase in loss from operations was partially offset by the following:

•
Lower other expenses attributable primarily to higher merger-related expenses as a result of higher system integration work related to our administrative systems and relocation costs associated with the move of our corporate office in 2008 and lower branding expenses in 2009 due to cost save initiatives, partially offset by restructuring charges of $22 million in 2009 related to expense reduction initiatives that are discussed further below;

•	Lower interest and debt expenses as a result of a decline in interest rates that affect our variable rate borrowings and lower average balances of outstanding debt in 2009; and
•	More favorable tax items that impacted the effective tax rate related primarily to changes in tax preferred investments.

Additional Segment Information

We expect lower media earnings in 2009 than was experienced in 2008, as our customers have reduced their advertising expenses in response to the economic conditions.

We expect lower investment income in 2009 as compared to 2008 due to lower dividend income from our holdings of Bank of America common stock as it announced dividend rate cuts during the latter part of 2008 and early 2009, partially offset by higher investment income of $2 million per quarter prospectively related to the coinsurance agreement that we entered into on March 31, 2009 (see “Results of Insurance Solutions – Insurance Solutions – Life Insurance” and “Reinsurance” for more information) and by the net investment income earned on the proceeds received from the issuance of common stock and debt during the second quarter of 2009 and preferred stock and a common stock warrant during the third quarter of 2009, which is discussed in more detail below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities.”

The inclusion of run-off disability income business results within Other Operations due to the rescission of the Swiss Re reinsurance agreement mentioned above may create volatility in earnings going forward.  As part of our transition plan related to the rescission, we are conducting a reserve study to determine whether or not reserves are adequate to cover contract holder obligations.  This study, which we expect to complete during the fourth quarter of 2009, could result in an adjustment to the reserves that we have assumed from Swiss Re pursuant to the rescission agreement.

Sustained market volatility and the challenging economic environment continue to put pressure on many industries and companies, including our own.  After reviewing the impact of this difficult economy on our anticipated sales and business activities, we initiated actions in the fourth quarter of 2008 to streamline operations, reduce expenses and ensure that staffing levels were aligned with expected business activity.  Additionally, we initiated a second expense reduction initiative in the second quarter of 2009, as discussed below.  We focused on reducing the workforce, reducing capital spending and addressing corporate-wide discretionary spending.

As a result of shrinking revenues due to the impact of unfavorable equity markets on our asset management businesses and a reduction in sales volumes caused by the unfavorable economic environment, we launched further initiatives to reduce expenses, including a 12% workforce reduction that was substantially completed in the second quarter of 2009, that we believe will improve our capital position and preserve profits.  The restructuring costs associated with these layoffs are included in other expenses within Other Operations.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Other Expenses
Merger-related expenses	$3	$13	-77%	$14	$44	-68%
Restructuring charges for expense initiatives	1	-	NM	34	-	NM
Branding	4	8	-50%	13	27	-52%
Retirement Income Security Ventures	2	4	-50%	6	9	-33%
Taxes, licenses and fees	(1)	2	NM	4	5	-20%
Other	14	12	17%	49	47	4%
Total other expenses	$23	$39	-41%	$120	$132	-9%

Other in the table above includes expenses that are corporate in nature including charitable contributions, certain litigation reserves, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations.

Merger-related expenses were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives.  Although these actions were substantially completed in the first nine months of 2009, we expect to incur up to $6 million of merger-related expenses during the remainder of 2009.  Our current estimate of the cumulative integration expenses is approximately $215 million to $225 million, pre-tax, and excludes amounts capitalized or recorded as goodwill.

Starting in December 2008, we implemented a restructuring plan in response to the current economic downturn and sustained market volatility, which focused on reducing expenses.  During the fourth quarter of 2008, we recorded a pre-tax charge of $8 million.  The expenses associated with this initiative are reported in restructuring charges for expense initiatives above.  We expect our cumulative pre-tax charges to amount to $43 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

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

REALIZED LOSS

Details underlying realized loss, after-DAC (1) (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
Pre-Tax	2009	2008	Change	2009	2008	Change
Operating realized gain (loss):
Indexed annuity net derivatives results	$-	$2	-100%	$-	$-	NM
GLB	8	11	-27%	28	27	4%
GDB	(74)	39	NM	(107)	47	NM
Total operating realized gain (loss)	(66)	52	NM	(79)	74	NM
Realized loss related to certain investments	(136)	(315)	57%	(444)	(473)	6%
Gain (loss) on certain reinsurance derivative/
trading securities	71	(2)	NM	83	-	NM
GLB net derivatives results	(222)	89	NM	(494)	85	NM
GDB derivatives results	(11)	(33)	67%	(70)	(41)	-71%
Indexed annuity forward-starting option	(4)	2	NM	-	9	-100%
Gain on sale of subsidiaries/businesses	-	-	NM	1	-	NM
Total excluded realized loss	(302)	(259)	-17%	(924)	(420)	NM
Total realized loss	$(368)	$(207)	-78%	$(1,003)	$(346)	NM

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
After-Tax	2009	2008	Change	2009	2008	Change
Operating realized gain (loss):
Indexed annuity net derivatives results	$-	$1	-100%	$-	$-	NM
GLB	5	7	-29%	18	18	0%
GDB	(48)	25	NM	(70)	31	NM
Total operating realized gain (loss)	(43)	33	NM	(52)	49	NM
Realized loss related to certain investments	(88)	(205)	57%	(288)	(307)	6%
Gain (loss) on certain reinsurance derivative/
trading securities	46	(1)	NM	54	-	NM
GLB net derivatives results	(144)	58	NM	(321)	54	NM
GDB derivative results	(7)	(22)	68%	(46)	(27)	-70%
Indexed annuity forward-starting option	(3)	1	NM	-	6	-100%
Gain on sale of subsidiaries/businesses	-	-	NM	1	-	NM
Total excluded realized loss	(196)	(169)	-16%	(600)	(274)	NM
Total realized loss	$(239)	$(136)	-76%	$(652)	$(225)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

For information on our counterparty exposure see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Nine Months Ended September 30, 2009 to 2008

GLB net derivatives results declined due primarily to the NPR component of the liability being unfavorable in 2009 attributable to a narrowing of credit spreads.  See “GLB Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.  This decline was partially offset by significantly more favorable GLB hedge program performance in 2009 relative to 2008.  In 2008, the result was largely driven by extremely volatile capital markets.  At the end of the second quarter of 2009, we made a strategic decision to reduce our interest rate coverage as we prepare for the adoption of VACARVM, which is effective for statutory accounting on December 31, 2009.  The reduced coverage on rates may create some GAAP earnings volatility going forward.  Also, as a result of this reduction in coverage of interest rate changes, we estimate that for every one basis point increase in interest rates, we will experience an immediate $1 million unfavorable impact to earnings.

The third quarter of 2009 had unfavorable prospective unlocking of assumptions associated with the GLB reserves reflecting primarily updates to our lapse assumption.  The third quarter of 2008 had favorable unlocking of assumptions associated with the GLB reserves reflecting primarily updates to implied ultimate volatility.

The third quarter of 2008 had unfavorable prospective DAC, VOBA, DSI and DFEL unlocking related to the GLB reserves reflecting the impact of incorporating the change in EGPs resulting from the change in assumptions for the reserves discussed above into the DAC, VOBA, DSI and DFEL models.

The decline in the realized loss related to certain investments was attributable primarily to the lower OTTI.   This is due to some improvement in the credit markets and the change in the accounting for impairments under the Investments – Debt and Equity Securities Topic of the FASB ASC that is effective for impairments recorded after January 1, 2009.  For a further explanation of this change, see Note 2.  For more information on realized losses on certain investments, see “Consolidated Investments – Realized Loss Related to Investments” below.

The gain on certain reinsurance derivative/trading securities in 2009 was due primarily to the rescission of the Swiss Re indemnity reinsurance agreement covering certain disability income business, whereby we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  Prior to the rescission of the Swiss Re indemnity reinsurance agreement, the fluctuations in the fair value of the trading securities mostly offset the fair value fluctuations in the embedded derivative of the reinsurance agreement with the net difference reported as a realized gain or loss.  The release of this embedded derivative liability increased net income by approximately $31 million in the first quarter of 2009.  Since the rescission, this line item is impacted by market conditions as we now have trading securities that are no longer supporting an embedded derivative liability due to the rescission causing us to release that liability.  Consequently, we may experience more volatility in the fluctuation of this component of realized gain or loss in the future.  During the third quarter of 2009, the value of these trading securities increased due to changes in interest rates.  For more information, see “Reinsurance” below and Note 11.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$(47)	$42	NM	$(49)	$167	NM
Change in fair value of embedded derivatives	48	(37)	230%	50	(167)	130%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(1)	(3)	67%	(1)	-	NM
Total indexed annuity net derivatives
results	-	2	-100%	-	-	NM
GLB
Pre-DAC (1) amount	10	18	-44%	37	51	-27%
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	3	4	-25%	13	7	86%
Amortization, excluding unlocking	(5)	(11)	55%	(22)	(31)	29%
Total GLB	8	11	-27%	28	27	4%
GDB
Pre-DAC (1) amount	(84)	51	NM	(120)	66	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	(38)	18	NM	(59)	19	NM
Amortization, excluding unlocking	48	(30)	260%	72	(38)	289%
Total GDB	(74)	39	NM	(107)	47	NM
Total Operating Realized Gain (Loss)	$(66)	$52	NM	$(79)	$74	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

Operating realized gain (loss) includes the following:

Indexed Annuity Net Derivative Results

Indexed annuity net derivatives results represent the net difference between the change in the fair value of the S&P 500 Index® (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products.  The change in the fair value of the liability for the embedded derivative represents the amount that is credited to the indexed annuity contract.

GLB

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value with changes in fair value recorded in realized loss on our Consolidated Statements of Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis are different.  The difference in the cash flows this quarter resulted in an increase to the GLB reserve liability in excess of the liability that we hedge.  We utilize a model based on our holding company’s CDS spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the impact of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.  Details underlying the NPR component and associated impact to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2008
10-year CDS spread	2.49%	5.52%	23.25%	6.34%
NPR factor related to 10-year CDS spread	0.20%	0.82%	1.49%	1.23%
Unadjusted embedded derivative liability	$1,014	$1,197	$3,064	$3,416

We experienced significant widening of our CDS spreads during the first quarter of 2009.  We compared our CDS spreads to those of our peer companies with similar holding company ratings and determined that our company specific spreads were significantly wider due to the market’s concerns over our holding company liquidity.  As a result, we reduced the spreads used in the calculation of our NPR factors to be in line with our peers.  Therefore, the starting point for our spreads was reduced over the entire term structure with the 10-year at 8.45%.

The $212 million change in the NPR component of the liability from June 30, 2009, to September 30, 2009, was attributable primarily to change in the NPR factors.  Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  For the third quarter of 2009, the spread curve flattened significantly relative to prior quarters.  Currently, we estimate that if the NPR factors as of September 30, 2009, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable impact to net income of approximately $100 million, pre-DAC* and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of September 30, 2009, then there would have been a favorable impact to net income of approximately $100 million, pre-DAC* and tax.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

*	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

We also include the change in the fair value of the derivatives that offsets the change in GLB benefit ratio reserves.  The change in GLB benefit ratio reserves attributable to the Retirement Solutions business is offset in benefits within income from operations.  This approach excludes the change in benefit ratio reserves from income from operations according to our definition of income from operations and instead reflects it within GLB net derivatives results, a component of excluded realized (loss).  On our Consolidated Statements of Income (Loss), the change in benefit ratio reserves is reported within benefits.

GDB

GDB represents the change in the fair value of the derivatives that offsets the change in GDB benefit ratio reserves, including our expected cost of the hedging instruments.  The change in GDB benefit ratio reserves attributable to the Retirement Solutions business is offset in benefits within income from operations.  This approach excludes the change in benefit ratio reserves from income from operations according to our definition of income from operations and instead reflects it within GDB derivatives results, a component of excluded realized (loss).  On our Consolidated Statements of Income (Loss), the change in benefit ratio reserves is reported within benefits.

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

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$31	$21	48%	$81	$58	40%
Change in reserves hedged:
Prospective unlocking - assumption changes	(17)	80	NM	(17)	80	NM
Prospective unlocking - model refinements	(9)	-	NM	(9)	-	NM
Other	210	(651)	132%	2,419	(812)	NM
Change in market value of derivative assets	(241)	319	NM	(2,385)	388	NM
Hedge program effectiveness
(ineffectiveness)	(57)	(252)	77%	8	(344)	102%
Change in reserves not hedged (NPR
component)	(212)	372	NM	(600)	481	NM
Change in derivative assets not hedged (NPR
component)	5	-	NM	10	-	NM
Change in benefit ratio reserves not hedged	7	-	NM	14	-	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Prospective unlocking - assumption changes	-	(31)	100%	-	(31)	100%
Retrospective unlocking (1)	(75)	(69)	-9%	(216)	(59)	NM
Amortization, excluding unlocking	79	48	65%	209	14	NM
Loss from the initial adoption of new accounting
standard, after-DAC (2) (3)	-	-	NM	-	(34)	100%
Total GLB net derivatives results	$(222)	$89	NM	$(494)	$85	NM

GDB Derivatives Results
Change in benefit ratio reserves	$84	$(51)	265%	$120	$(66)	282%
Change in fair value of derivatives, excluding
expected cost of hedging instruments	(97)	8	NM	(203)	10	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(5)	(16)	69%	(36)	(17)	NM
Amortization, excluding unlocking	7	26	-73%	49	32	53%
Total GDB derivatives results	$(11)	$(33)	67%	$(70)	$(41)	-71%

(1)	Related primarily to the emergence of gross profits.
(2)	This new accounting standard was the Fair Value Measurements and Disclosures Topic of the FASB ASC.
(3)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  The benefit ratio reserve component is calculated in a manner consistent with our GDB benefit ratio reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the impact of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of September 30, 2009, the net effect of the NPR resulted in an $87 million increase in the liability for our GLB embedded derivative reserves.  See above for information regarding the effect of the NPR on the GLB net derivatives results for the three and nine months ended September 30, 2009 and 2008.  For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.  For additional information on our hedge program see “Reinsurance” below.

Our GLB net derivatives results also include the change in GLB benefit ratio reserves.  The change in GLB benefit ratio reserves is offset in GLB operating realized gain (loss).  See “GLB” above for additional information.

GDB Derivatives Results

Our GDB derivatives results represent the net difference between the change in GDB benefit ratio reserves and the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio reserves, excluding our expected cost of the hedging instruments.  The change in GDB benefit ratio reserves is offset in GDB operating realized gain (loss).  See “GDB” above for additional information.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts	$(11)	$4	NM	$(1)	$(2)	50%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	7	(2)	NM	1	1	0%
Gain from the initial adoption of new accounting
standard, after-DAC (1) (2)	-	-	NM	-	10	-100%
Total	$(4)	$2	NM	$-	$9	-100%

(1)	This new accounting standard was the Fair Value Measurements and Disclosures Topic of the FASB ASC.
(2)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
The liability for the forward-starting option reflects changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indications of volatility and interest rates, which can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

CONSOLIDATED INVESTMENTS

The MD&A included in our 2008 Form 10-K contains detailed information and discussion of our consolidated investments.  The following updates "Consolidated Investments" provided in our 2008 Form 10-K and, accordingly, should be read in conjunction with the "Consolidated Investments" in our Form 10-K.  See Note 5 for more information related to our consolidated investments. For a discussion on our risk management process, see “Item 3.  Quantitative and Qualitative Disclosures About Market Risk.”

Residential Mortgage-Baked Securities (“RMBS”)

Our AFS fixed maturity securities include RMBS, which are backed by residential mortgages.  These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness:  prime, Alt-A and subprime.  Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles.  Alt-A lending is the origination of residential mortgage loans to customers who have prime credit profiles but lack documentation to substantiate income.  Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $9.6 billion and an unrealized loss of $642 million, or 7%, as of September 30, 2009.  The unrealized loss was due primarily to deteriorating fundamentals and a general level of illiquidity in the market resulting in price declines in many structured products.

The market value of investments backed by subprime loans was $417 million and represented less than 1% of our total investment portfolio as of September 30, 2009.  Investments rated A or above represented 65% of the subprime investments and $202 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  AFS securities represent $405 million, or 97%, of the subprime exposure and trading securities represent $12 million, or 3%, as of September 30, 2009.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of September 30, 2009
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
Collateralized mortgage obligations ("CMOs") and
Mortgage pass-throughs ("MPTS")	$7,320	$919	$478	$-	$8,717
Asset-backed securities ("ABS") home equity	-	-	240	405	645
Total by type (1)	$7,320	$919	$718	$405	$9,362

Rating
AAA	$7,298	$304	$158	$215	$7,975
AA	5	37	117	23	182
A	17	48	50	25	140
BBB	-	36	16	27	79
BB and below	-	494	377	115	986
Total by rating (1)(2)	$7,320	$919	$718	$405	$9,362

Origination Year
2004 and prior	$2,970	$317	$277	$206	$3,770
2005	919	187	209	142	1,457
2006	331	143	189	52	715
2007	1,311	272	43	-	1,626
2008	372	-	-	-	372
2009	1,417	-	-	5	1,422
Total by origination year (1)	$7,320	$919	$718	$405	$9,362

Total AFS securities					$60,949

Total by origination year as a percentage of
total AFS securities					15.4%

Total non-agency, Alt-A & subprime as a
percentage of total AFS securities					3.4%

(1)
Does not include the fair value of trading securities totaling $220 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $220 million in trading securities consisted of $192 million prime, $16 million Alt-A and $12 million subprime.

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

	Amortized Cost as of September 30, 2009
		Prime/
	Prime	Non -
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,939	$1,261	$663	$-	$8,863
ABS home equity	-	-	394	732	1,126
Total by type (1)	$6,939	$1,261	$1,057	$732	$9,989

Rating
AAA	$6,917	$333	$190	$291	$7,731
AA	5	46	157	34	242
A	16	53	68	54	191
BBB	-	53	30	52	135
BB and below	1	776	612	301	1,690
Total by rating (1)(2)	$6,939	$1,261	$1,057	$732	$9,989

Origination Year
2004 and prior	$2,802	$367	$363	$312	$3,844
2005	866	254	296	264	1,680
2006	309	213	315	151	988
2007	1,213	427	83	-	1,723
2008	351	-	-	-	351
2009	1,398	-	-	5	1,403
Total by origination year (1)	$6,939	$1,261	$1,057	$732	$9,989

Total AFS securities					$60,835

Total by origination year as a percentage of
total AFS securities					16.4%

Total non-agency, Alt-A & subprime as a
percentage of total AFS securities					5.0%

(1)
Does not include the amortized cost of trading securities totaling $235 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $235 million in trading securities consisted of $195 million prime, $23 million Alt-A and $17 million subprime.

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

See Note 5 for information on our commercial mortgage-backed securities.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of September 30, 2009			As of September 30, 2009
	Amount	%		Amount	%
Property Type			State Exposure
Office building	$2,511	35%	CA	$1,493	21%
Industrial	1,929	26%	TX	627	9%
Retail	1,726	24%	MD	430	6%
Apartment	665	9%	FL	329	5%
Hotel/Motel	215	3%	VA	315	4%
Mixed use	133	2%	TN	311	4%
Other commercial	98	1%	AZ	303	4%
	$7,277	100%	WA	289	4%
			IL	268	4%
			NC	264	4%
			GA	244	3%
Geographic Region			PA	211	3%
Pacific	$1,890	26%	NV	205	3%
South Atlantic	1,728	24%	OH	195	2%
East North Central	750	10%	IN	174	2%
Mountain	711	10%	MA	156	2%
West South Central	667	9%	MN	155	2%
Middle Atlantic	482	7%	NJ	142	2%
East South Central	442	6%	SC	131	2%
West North Central	396	5%	NY	129	2%
New England	211	3%	Other states under 2%	906	12%
	$7,277	100%		$7,277	100%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions impact our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were nine impaired mortgage loans as of September 30, 2009, or less than 1% of the total dollar amount of mortgage loans, and no impaired mortgage loans as of December 31, 2008.  As of September 30, 2009, there were seven commercial mortgage loans that were two or more payments delinquent.  As of December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent.  The carrying value on the mortgage loans that were two or more payments delinquent as of September 30, 2009, was $45 million, or less than 1%, of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of September 30, 2009, was $2 million.  See Note 1 in our 2008 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, was as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
Retirement Solutions:
Annuities	$77	$89
Defined Contribution	61	72
Insurance Solutions:
Life Insurance	480	603
Group Protection	29	8
Other Operations	33	4
Total alternative investments	$680	$776

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Retirement Solutions:
Annuities	$2	$2	0%	$(6)	$1	NM
Defined Contribution	2	1	100%	(3)	(2)	-50%
Insurance Solutions:
Life Insurance	(17)	23	NM	(79)	36	NM
Group Protection	1	1	0%	(2)	1	NM
Other Operations	1	-	NM	2	-	NM
Total alternative investments (1)	$(11)	$27	NM	$(88)	$36	NM

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The decline in our investment income on alternative investments in the nine months ended September 30, 2009, as compared to the same period in 2008 presented in the table above was due to the impact of audit adjustments related to completion of calendar-year financial statement audits of the investments within our portfolio and deterioration of the financial markets.  The nature of these adjustments is discussed further below.  This weakness was concentrated primarily in our energy, domestic venture capital and real estate limited partnership holdings.

As of September 30, 2009, and December 31, 2008, alternative investments included investments in approximately 100 different partnerships.  The partnerships represent a broadly diversified portfolio of asset classes.  The investment strategy of the alternative investment portfolio is to provide incremental investment income compared to the traditional fixed-income and equity markets over a long term investment horizon.  In addition, the portfolio represents less than 1% of our overall invested assets.  The portfolio is actively monitored to minimize the likelihood of material investment income losses.

The carrying value of our consolidated alternative investments by asset class (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2009	2008

Venture capital	$308	$341
Hedge funds	182	223
Real estate	90	110
Oil and gas	100	102
Total alternative investments	$680	$776

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

Similar to our venture capital portfolio, we invest in various oil and gas limited partnerships that target a well diversified energy sector including exploration and production, storage and distribution (midstream), oil field services, and other energy-related services.

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

Recognition of alternative investment income is delayed due to the availability of the related financial statements, as our venture capital, real estate and oil and gas portfolios are generally on a three-month delay and our hedge funds are on a one-month delay and are generally obtained from the partnerships’ general partners.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received after the filing of Form 10-K during the second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar year period.

Annually, typically during the first or second quarter, we obtain audited financial statements for our alternative investment partnerships for the preceding calendar year and recognize adjustments to the extent that audited equity of the investee differs from the equity used for reporting in prior quarters.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar year period.  When we record audit adjustments, it impacts our investment income from alternative investments in the period that the adjustments are recorded.  Our investment income from alternative investments for the second quarter of 2009 included a pre-tax loss of $71 million, of which $57 million of the losses were attributable to audit adjustments to partnerships’ 2008 financial statements.  The breakdown of these audit adjustments by segment were as follows:  $50 million for Insurance Solutions – Life Insurance; $1 million for Insurance Solutions – Group Protection; $3 million for Retirement Solutions – Annuities; and $3 million for Retirement Solutions – Defined Contribution.   Our investment income from alternative investments for the third quarter of 2009 included a $12 million, pre-tax, loss which was attributable to audit adjustments to partnerships’ 2008 financial statements for our Insurance Solutions – Life Insurance segment.

Non-Income Producing Investments

As of September 30, 2009, and December 31, 2008, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $28 million and $15 million, respectively.

Net Investment Income

Details underlying net investment income (loss) (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Net Investment Income
Fixed maturity AFS securities	$899	$833	8%	$2,577	$2,510	3%
Equity AFS securities	2	6	-67%	5	22	-77%
Trading securities	40	41	-2%	119	126	-6%
Mortgage loans on real estate	114	120	-5%	349	354	-1%
Real estate	4	4	0%	10	15	-33%
Standby real estate equity commitments	-	1	-100%	1	3	-67%
Policy loans	42	46	-9%	128	133	-4%
Invested cash	1	9	-89%	13	39	-67%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	6	8	-25%	11	28	-61%
Alternative investments (2)	(11)	27	NM	(88)	36	NM
Consent fees	1	2	-50%	4	4	0%
Other investments	3	-	NM	8	(3)	NM
Investment income	1,101	1,097	0%	3,137	3,267	-4%
Investment expense	(30)	(29)	-3%	(82)	(96)	15%
Net investment income	$1,071	$1,068	0%	$3,055	$3,171	-4%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2009	2008	Change	2009	2008	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	5.82%	5.87%	(5)	5.82%	5.89%	(7)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.03%	0.05%	(2)	0.02%	0.05%	(3)
Alternative investments	-0.06%	0.15%	(21)	-0.16%	0.07%	(23)
Consent fees	0.01%	0.01%	-	0.01%	0.01%	-
Standby real estate equity commitments	0.00%	0.01%	(1)	0.00%	0.01%	(1)
Net investment income yield on invested assets	5.80%	6.09%	(29)	5.69%	6.03%	(34)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Average invested assets at amortized cost	$73,805	$70,150	5.2%	$71,573	$70,121	2.1%

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

The decline in net investment income when comparing the first nine months of 2009 to the same period in 2008 was attributable to a decline in investment income on alternative investments in conjunction with our liquidity strategy of maintaining higher cash balances in the first half of the year during the more volatile markets reducing portfolio yield.  We expect to continue to reduce this excess liquidity in future quarters as a result of the recent improvement in the capital markets.

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

As of September 30, 2009, and December 31, 2008, we had standby real estate equity commitments totaling $220 million and $267 million, respectively.  During the nine months ended September 30, 2009, we funded commitments of $46 million and the fair value of the associated real estate of $32 million is included on our Consolidated Balance Sheets, which resulted in the recognition of $14 million in realized losses.  In addition, we recorded an estimated loss of $20 million in the second quarter of 2009 on one project due to our belief that our requirement to fund the project in accordance with the Standby Contingent Equity Acquisition Program (“CAP”) agreement is probable.

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

The decline in prepayment and makewhole premiums when comparing the nine months ended September 30, 2009 to 2008 was attributable primarily to the continued tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Fixed maturity AFS securities:
Gross gains	$23	$19	21%	$110	$44	150%
Gross losses	(166)	(372)	55%	(579)	(592)	2%
Equity AFS securities:
Gross gains	-	1	-100%	4	1	NM
Gross losses	(8)	(25)	68%	(16)	(32)	50%
Gain on other investments	2	1	100%	(58)	29	NM
Associated amortization expense of DAC, VOBA,
DSI and DFEL and changes in other contract
holder funds and funds withheld
reinsurance liabilities	25	91	-73%	128	139	-8%
Total realized loss on investments, excluding	(124)	(285)	56%	(411)	(411)	0%
trading securities
Loss on certain derivative instruments	(12)	(30)	60%	(33)	(62)	47%
Total realized loss on investments and
certain derivative instruments,
excluding trading securities	$(136)	$(315)	57%	$(444)	$(473)	6%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2009 and 2008, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTIs (in millions) that were recognized in net income (loss) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Fixed Maturity Securities
Corporate bonds	$29	$205	-86%	$187	$331	-44%
Mortgage-backed securities:
CMOs	70	76	-8%	213	153	39%
ABS:
CDOs	10	-	NM	39	1	NM
Hybrid and redeemable preferred securities	17	1	NM	18	1	NM
Total fixed maturity securities	126	282	-55%	457	486	-6%
Equity Securities
Insurance securities	-	1	-100%	-	1	-100%
Other financial services securities	8	24	-67%	10	24	-58%
Other securities	-	-	NM	6	7	-14%
Total equity securities	8	25	-68%	16	32	-50%
Gross OTTI recognized in
net income (loss)	134	307	-56%	473	518	-9%
Associated amortization expense
of DAC, VOBA, DSI and DFEL	(54)	(70)	23%	(154)	(123)	-25%
Net OTTI recognized in
net income (loss), pre-tax	$80	$237	-66%	$319	$395	-19%

When comparing the first nine months of 2009 to 2008, the decrease in write-downs for OTTIs on our AFS securities were attributable primarily to overall improvement in the credit markets as compared to the same period in prior year.  Losses in the first nine months of 2009 were primarily attributable to certain corporate bond holdings within the Financial, Automotive and Gaming sectors, as well as deteriorating fundamentals within the housing market which affected select RMBS holdings.

The $134 million of impairments taken during the third quarter of 2009 relates to credit related impairments.  The credit related impairments are largely attributable to our RMBS and mortgage-related ABS holdings that have suffered from continued deterioration in housing fundamentals.  The non-credit related impairments were incurred due to declines in values of securities for which we have an intent to sell.

We have investments in Royal Bank of Scotland (“RBS”) and Lloyds Banking Group.  These investments consist primarily of hybrid and redeemable preferred stocks and are reported in fixed maturity AFS securities on our Consolidated Balance Sheets.  On November 3, 2009, both RBS and Lloyds Banking Group received U.K. government infusion and agreed to certain terms, related primarily to asset sales, cash bonus limitations and deferral of dividends.  As of October 30, 2009, our amortized cost and fair value for both of these investments totaled approximately $300 million and $200 million, respectively.  We are evaluating the impact of these agreed upon terms and what if any impact they have on the present value of the cash flows expected to be collected on our investments.

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

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of September 30, 2009, the reserves associated with these reinsurance arrangements totaled $1.0 billion.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in Item 1 reflect premiums, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of September 30, 2009, and December 31, 2008, the amounts recoverable from reinsurers were $7.7 billion and $8.4 billion, respectively.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $3.2 billion and $4.5 billion as of September 30, 2009, and December 31, 2008, respectively.  Swiss Re has funded a trust with a balance of $2.0 billion as of September 30, 2009, to support this business.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re was required to fund an additional trust of approximately $1.8 billion as of September 30, 2009, to support this business.  Swiss Re funded the new trust in October of 2009.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liability for funds withheld and our asset for embedded derivatives included $1.2 billion and $44 million, respectively, as of September 30, 2009, related to the business sold to Swiss Re.

We sold a block of disability income business to Swiss Re as part of several indemnity reinsurance transactions executed in 2001, as discussed above.  On January 24, 2009, an award of rescission was declared related to an ongoing dispute between us and Swiss Re for this treaty, which requires us to be fully responsible for all claims incurred and liabilities supporting this block as if the reinsurance treaty never existed. We are conducting a review of the adequacy of the reserves supporting the liabilities.  We expect to evaluate the results of this review during our reporting for the fourth quarter of 2009.  Any increase in reserves will result in a charge to our earnings.  See Note 11 for a discussion of the effects of the rescission.

On March 31, 2009, we entered into a 55% coinsurance agreement whereby we ceded a closed block of business consisting of certain UL and VUL insurance products to a third party reinsurer.  Effective October 1, 2009, we executed an additional agreement whereby we assumed the mortality risk on this block of business through yearly renewable term reinsurance.  See “Results of Insurance Solutions – Insurance Solutions – Life Insurance” and “Review of Consolidated Financial Condition” for more information.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $552 million and $811 million for the first nine months of 2009 and 2008, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, repayment of preferred stock, acquisitions and investment in core businesses.

The disruptions in the capital markets experienced in the second half of 2008 continued into the first part of 2009.  During this extraordinary market environment, management continually monitored and adjusted its liquidity and capital plans for LNC and its subsidiaries in light of changing needs and opportunities.  To strengthen the capital position of our principal insurance subsidiaries and provide holding company liquidity during this period of volatility in the capital and credit markets, we issued common stock and debt during the second quarter of 2009 and issued preferred stock and a common stock warrant through the TARP CPP during the third quarter of 2009, which is discussed in more detail below in “Financing Activities.”

We believe that the rating agencies have heightened the level of scrutiny that they apply to the U.S. life insurance sector and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2008 Form 10-K.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three		For the Nine		For the
	Months Ended		Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008
Dividends from Subsidiaries
LNL, excluding Lincoln Financial Media	$-	$100	$403	$400	$400
Lincoln Financial Media (1)	-	3	4	656	659
First Penn-Pacific	-	-	50	50	50
Delaware Investments	3	15	8	43	51
Lincoln Barbados	-	-	300	-	-
Lincoln UK	-	-	-	24	24
Other	-	-	-	-	54
Loan Repayments and Interest from
Subsidiary
LNL interest on intercompany notes (2)	22	22	63	63	83
	$25	$140	$828	$1,236	$1,321
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$-	$-	$652	$-	$-
TARP CPP proceeds	950	-	950	-	-
Net capital received from (paid for taxes on) stock
option exercises and restricted stock	(1)	1	(1)	15	15
	$949	$1	$1,601	$15	$15

(1)	For 2008, amount includes proceeds on the sale of certain discontinued media operations.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.  As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2008 Form 10-K, we may not consider the benefit from the permitted practice to the prescribed statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, Lincoln Life & Annuity Co. of New York, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

Subsidiaries’ Statutory Reserving and Surplus

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  As mentioned earlier in “Results of Insurance Solutions – Insurance Solutions – Life Insurance,” approximately 58% and 66% of our life sales for the three and nine months ended September 30, 2009, respectively, consisted of products containing secondary guarantees, which require reserving practices under AG38.  Our insurance subsidiaries are employing strategies to lessen the burden of increased AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements.

Included in the letters of credit (“LOCs”) issued as of September 30, 2009, reported in the revolving credit facilities table below in “Financing Activities,” was approximately $1.5 billion of LOCs supporting the reinsurance obligations of Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on UL business with secondary guarantees.  Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AG38 and XXX needs.  LOCs and related capital market alternatives lower the RBC impact of the UL business with secondary guarantee products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on UL business with secondary guarantee products.  Our strategy to address the statutory reserve strain from UL products with secondary guarantees uses a mix of retaining a portion of the statutory reserve strain, implementing long-term capital financing solutions and leveraging short-term LOCs.  We previously executed a long-term structured solution of approximately $400 million in 2007.  It is our plan to replace the $1.5 billion of LOCs that mature in 2012 with a mix of more permanent long-term structures and new LOCs.

We are continuing to pursue capital management strategies related to our AG38 reserves involving reinsurance and securitizations.  As mentioned above in “Reinsurance,” we entered into a coinsurance agreement on March 31, 2009.  The transaction resulted in the release of approximately $240 million of statutory capital previously supporting a closed block of business of certain UL and VUL insurance products and an RBC benefit of approximately 20 percentage points in 2009.  Effective October 1, 2009, we executed an additional agreement whereby we assumed the mortality risk on this block of business, which resulted in a capital outlay of approximately $14 million.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2008 Form 10-K for further information on XXX reserves.  In addition, a portion of our term life insurance business is reinsured with a domestic reinsurance captive as part of our overall strategy of managing the statutory capital of our insurance subsidiaries.  There are no outstanding LOCs related to this business.

As a result of recent financing activities discussed below and upon the closing of the TARP CPP, we contributed $1.0 billion to our principal life insurance subsidiary during the third quarter of 2009.  In addition, we contributed media assets to our principal life insurance subsidiary during the second quarter of 2009, which increased our statutory capital by $285 million.

In September of 2008, the National Association of Insurance Commissioners adopted a new statutory reserving standard, VACARVM, which will be effective as of December 31, 2009.  We are currently in the process of evaluating the impact of adopting VACARVM.  This reserving requirement will replace current statutory reserving practices for variable annuities with guaranteed benefits and has the potential to require statutory reserves well in excess of current levels for certain variable annuity riders sold by us.  The actual impact of the adoption will be dependent upon several factors including account values and market conditions that exist as of December 31, 2009, the value of derivative and other assets supporting reserves whose change in value may be uncorrelated with the new reserving requirements and the use of captive or third-party reinsurance.  Our current capital plan assumes a $500 million impact related to VACARVM, recognizing that this is a preliminary estimate, and contemplates actions to better manage the capital requirements as we move towards implementation.  Markets will greatly influence the ultimate capital required due to their impact on the valuation of reserves and derivative assets hedging these reserves.  We continue to evaluate the impact of VACARVM requirements on our capital position and reserving assumptions.  Our estimates of the expected impact may change as we conduct further analysis prior to implementation. We are analyzing the current use of existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and hedging strategies relative to managing the negative impact on the level and volatility of statutory capital and dividend capacity in our life insurance subsidiaries.  Depending on market conditions, reinsurance solutions and hedging strategies, additional statutory reserves could lead to lower RBC ratios and potentially reduce future dividend capacity of our insurance subsidiaries.

As a result of the equity market impacts in the third quarter of 2009, we experienced an increase in the statutory reserve adjustment under the Commissioners Annuity Reserve Valuation Method (“CARVM”) for our annuity products and lower net reserves for GDB riders.  CARVM is the current statutory actuarial method used for determining reserves for the base annuity contract.  The impact of these items increased statutory surplus of our statutory insurance companies by approximately $100 million in the third quarter of 2009.  We estimate that an S&P 500 level of 900, a 15% drop from the September 30, 2009, level, would result in a decrease in the CARVM statutory reserve adjustment and an increase in statutory net GDB reserves, and thereby, reduce statutory surplus of LNL by $80 million to $100 million at the end of 2009.  As a result, the estimated RBC ratio on a consolidated basis as of December 31, 2009, under this scenario would be reduced by approximately five to seven percentage points.  The estimated capital impact is based on the current statutory reserve formulas and does not take into account the reserve and asset adequacy analysis performed by our actuaries on an annual basis to determine appropriateness of the reserves at year end.  This analysis incorporates the adequacy of assets in LNBAR, our captive reinsurance company, supporting the liabilities that it assumes from LNL.  The outcome of this analysis may result in an additional reserve increase and could further reduce the RBC ratio.

The sensitivity of our statutory reserves and surplus established for our variable annuity base contracts and riders to changes in the equity markets will vary depending on the magnitude of the decline.  The sensitivity will be affected by the level of account values relative to the level of guaranteed amounts, product design and reinsurance.  Statutory reserves for variable annuities depend upon the cumulative equity market impacts on the business in force and therefore result in non-linear relationships with respect to the level of equity market performance within any reporting period.  The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  The market value of our separate account assets increased during the first nine months of 2009, resulting in a $95 million increase in statutory surplus.  The separate accounts include the impact of our variable annuities and also our credit-linked notes.  However, future declines in the market values of our separate account assets could cause reductions in the surplus of LNL, which may impact its RBC ratio and dividend capacity.

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

We entered into a purchase agreement to sell Delaware on August 18, 2009.  We expect this transaction to close on or around December 31, 2009, and we expect that the after-tax proceeds of approximately $400 million will be used for general corporate purposes.

On July 10, 2009, we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  Holders of this Series B preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference, $1,000 per share, or $48 million annually, for the first five years from issuance.  After July 10, 2014, if the preferred shares are still outstanding, the annual dividend rate will increase to 9% per year.  We intend to repay this financing prior to the increase in the dividend rate, taking into consideration appropriate balance sheet strength and capital market conditions.  The Series B non-voting preferred stock has no maturity date and ranks senior to our common stock.  The Series B preferred stock dividends and related accretion of discount is recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share.  See Note 12 for additional details.

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

As mentioned above, we contributed $1.0 billion of the proceeds of these recent financing activities to our principal insurance subsidiary during the third quarter of 2009, and we retained the remaining $1.1 billion at the holding company for general corporate purposes.

We announced on June 15, 2009, that we entered into a share purchase agreement to sell Lincoln UK.  The transaction closed on October 1, 2009, and we received proceeds of approximately $305 million, after-tax, that will be used for general corporate purposes.  There could be post-closing adjustments, some of which are beyond our control, and no assurance can be given as to the timing of its completion as an extension beyond 120 days is allowed in the share purchase agreement if there is disagreement during this period.

Details underlying debt and financing activities (in millions) were as follows:

	For the Nine Months Ended September 30, 2009
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$315	$-	$-	$-	$(166)	$149
Current maturities of long-term debt	500	-	(500)	-	250	250
Other short-term debt	-	-	-	-	1	1
Total short-term debt	$815	$-	$(500)	$-	$85	$400

Long-Term Debt
Senior notes	$2,555	$495	$-	$(104)	$(247)	$2,699
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,571	-	(87)	-	1	1,485
Total long-term debt	$4,731	$495	$(87)	$(104)	$(246)	$4,789

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On April 6, 2009, we funded the maturity of a $500 million floating rate senior note through dividends received during the second quarter of 2009 from LNL and LNBAR and internal borrowings.  Borrowings that are scheduled to mature within two years include a $250 million floating rate senior note due on March 12, 2010, and a $250 million 6.2% fixed rate senior note due on December 15, 2011.  We are currently considering refinancing alternatives to, among other things, pre-fund the debt maturing in March 2010.  The specific resources or combination of resources that we will use to meet the maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of September 30, 2009, the holding company had $820 million in cash and cash equivalents.

In March of 2009, we repurchased $87 million of our capital securities and recognized a gain of $64 million, pre-tax.  See Note 10 for additional information on the gain recognized on the early extinguishment of debt.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of September 30, 2009
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Revolving Credit Facilities
Credit facility with the FHLBI (1)	Not Applicable	$411	$350
Five-year revolving credit facility	March 2011	1,750	-
Five-year revolving credit facility	February 2011	1,350	-
Total		$3,511	$350

Letters of credit issued			$2,095

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  Of the borrowings outstanding as of September 30, 2009, $250 million is classified within long-term debt and $100 million is classified within payables for collateral under securities loaned and derivatives on our Consolidated Balance Sheets.  The maturity dates of the borrowings are discussed below.

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

Under the credit agreements, we must maintain a minimum consolidated net worth level.  In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  As of September 30, 2009, we were in compliance with all such covenants.  All of our credit agreements are unsecured.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3.  Our long-term debt currently holds a rating of BBB/Baa2.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2008 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2008 Form 10-K for additional information on our current bond ratings.

In the third quarter of 2008, LNL made an investment of $19 million in the FHLBI, a AAA-rated entity, and made an additional investment of $2 million in the second quarter of 2009.  We are allowed to borrow up to 20 times the amount of our common stock investment in the FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  On December 4, 2008, the LNC and LNL Boards of Directors approved an additional common stock investment of $56 million, which would increase our total borrowing capacity up to $1.5 billion upon completion of that incremental investment.  As of September 30, 2009, based on our actual common stock investment, we had borrowing capacity of up to approximately $411 million from the FHLBI.  We had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010.  In June 2009, we also borrowed $100 million at a rate of 0.8% that is due June 3, 2010.

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

In recent quarters, we have triggered the net income test as a result of quarterly consolidated net losses, and we may continue to trigger the net income test looking forward to future quarters.  However, our capital raise in the form of equity in the second and third quarters of 2009 resulted in avoiding the overall shareholders’ equity trigger looking forward to the quarters ending December 31, 2009, and March 31, 2010.

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

The holding company did not borrow from the cash management program during the third quarter of 2009, and there was no balance as of September 30, 2009.  In addition, the holding company had an outstanding payable of $130 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of September 30, 2009.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of September 30, 2009, our insurance subsidiaries had securities with a carrying value of $694 million out on loan under the securities lending program and $344 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

LNC has a $1.0 billion commercial paper program that is rated A-2, P-2 and F2.  The commercial paper program is backed by a bank line of credit.  During the third quarter of 2009, LNC had an average of $191 million in commercial paper outstanding with a maximum amount of $220 million outstanding at any time.  LNC had $149 million of commercial paper outstanding as of September 30, 2009.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

Divestitures

For a discussion of our divestitures, see Note 3.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders and to repurchase our stock and debt securities.

Return of Capital to Common Stockholders

One of the holding company’s primary goals is to provide a return to our common stockholders through dividends and stock repurchases.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.  As a result of our participation in the TARP CPP, we are subject to limits on increasing the dividend on our common stock (unless the U.S. Treasury consents), which applies until the third anniversary of the U.S. Treasury’s investment unless we redeem the Series B preferred shares in whole or the U.S. Treasury transfers all of the Series B preferred stock to third parties.

Details underlying this activity (in millions, except per share data) were as follows:

	For the Three			For the Nine			For the
	Months Ended			Months Ended			Year Ended
	September 30,			September 30,			December 31,
	2009	2008	Change	2009	2008	Change	2008
Common dividends to stockholders	$3	$106	-97%	$59	$323	-82%	$429
Repurchase of common stock	-	50	-100%	-	476	-100%	476
Total cash returned to
stockholders	$3	$156	-98%	$59	$799	-93%	$905

Number of shares issued	-	-	NM	46.000	-	NM	-
Average price per share	$-	$-	NM	$14.34	$-	NM	$-

Number of shares repurchased	-	1.010	-100%	-	9.091	-100%	9.091
Average price per share	$-	$49.55	-100%	$-	$52.31	-100%	$52.31

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be impacted by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  As a result of the raising of $2.1 billion as part of our capital plan, discussed in “Financing Activities” above, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  These actions compliment the previously mentioned dividend reductions, suspension of share repurchases and enterprise-wide restructuring program that is expected to generate $250 million, pre-tax, in annual savings to further strengthen our capital and liquidity positions.  In addition, we are exploring our options with regard to protecting and building capital at the insurance company subsidiaries, which may include, depending on then current market conditions and other factors, potential securitizations of reserves, reinsurance transactions and sales of corporate assets.  Note, a continuation of or an acceleration of poor capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2008 Form 10-K, as updated in “Forward-Looking Statements – Cautionary Language” in this report.

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

Impact of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates” in Item 2 above and in Item 7 of our 2008 Form 10-K, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.  The following table presents our estimate of the impact on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the S&P 500 Index® (“S&P 500”) were to drop to 800 immediately after September 30, 2009, and remaining at that level through the next twelve months or dropped to 700 immediately after September 30, 2009, and remain at that level through the next twelve months, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 700 (2)	at 800 (2)
Segment
Retirement Solutions – Annuities (1)	$(110)	$(80)
Retirement Solutions – Defined Contribution (1)	(25)	(20)

(1)
If the level of the S&P 500 dropped to 700 immediately after September 30, 2009, and remained at that level in subsequent periods we project that we would have a RTM prospective unlocking of approximately $250 million to $310 million, after-tax, for Retirement Solutions late in 2011.  If the level of the S&P 500 dropped to 800 immediately after September 30, 2009, and remained at that level  in subsequent periods we project that we would have a RTM prospective unlocking of approximately $200 million to $240 million, after-tax, for Retirement Solutions late in 2012.

(2)
The baseline for these impacts assumes 9% annual equity market growth beginning on October 1, 2009.  The baseline is then compared to scenarios of S&P 500 at the 700 and 800 levels, which assume the index stays at those levels for the next twelve months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 700 and 800 level scenarios is presented in the table.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of September 30, 2009, and December 31, 2008, our counterparty risk exposure, net of collateral, was $426 million and $562 million, respectively.  Of this exposure, $144 million and $145 million, respectively was related to our program to hedge our variable annuity guaranteed benefits.  As of September 30, 2009, we have exposure to 16 counterparties, with a maximum exposure of $148 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of Lincoln National Corporation (“LNC”) counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

As of September 30, 2009, and December 31, 2008, our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
Rating
AAA	$4	$20
AA	290	333
A	125	209
BBB	7	-
Total	$426	$562

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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2009 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
7/1/09 - 7/31/09	433	$15.06	-	$1,204

8/1/09 - 8/31/09	11,636	23.22	-	1,204

9/1/09 - 9/30/09	18,855	23.97	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 30,924 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended September 30, 2009, there were no shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of September 30, 2009, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 15 are not included in our security repurchase.  As required under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), repurchases of the Company’s outstanding preferred and common stock are subject to certain restrictions (unless the U.S. Treasury consents).  In addition to these restrictions, in connection with this arrangement, the Company will comply with enhanced compensation restrictions for certain executives and employees.

(3)	As of the last day of the applicable month.

On July 10, 2009, in connection with the TARP CPP, established as part of the Emergency Economic Stabilization Act of 2008, we issued and sold to the U.S. Treasury, under an exemption from registration pursuant to Rule 144A of the Securities Act of 1933, 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.

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
Douglas N. Miller Vice President and Chief Accounting Officer
Date: November 6, 2009

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2009

2.1	Purchase And Sale Agreement By And Among Lincoln National Corporation, Lincoln National Investment Companies, Inc. And Macquarie Bank Limited, dated as of August 18, 2009 is filed herewith.*
4.1	Warrant for the Purchase of Shares of Common Stock is incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.
10.1	Form of Indemnification between LNC and each director filed herewith.
10.2
Letter Agreement, dated July 10, 2009, between LNC and the U.S. Department of the Treasury is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

10.3
Side Letter, dated July 10, 2009, between LNC and the U.S. Department of the Treasury is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

10.4	Form of Waiver, is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.
12.1	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets for the quarter ended September 30, 2009 and period ended December 31, 2008, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2009 and 2008; and (iv) the Consolidated Statements of Cash Flow for the nine months ended September 30, 2009 and 2008.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this report shall not be deemed filed for purposes of Section18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

* The contents of the schedules to the Purchase and Sale Agreement and its exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  LNC will furnish supplementally a copy of the exhibits and schedules to the Purchase and Sale Agreement to the SEC upon request.  The Purchase and Sale Agreement contains representations and warranties that the parties to the Agreement made to and solely for the benefit of each other. The assertions embodied in such representations and warranties are qualified by information contained in confidential schedules that the parties exchanged in connection with signing the Purchase and Sale Agreement. Accordingly, investors and shareholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Purchase and Sale Agreement and are modified in important part by the underlying disclosure schedules. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Purchase and Sale Agreement, which subsequent information may or may not be fully reflected in our public disclosures.

E-1