Form 10-K
period 2009-12-31
LINCOLN NATIONAL CORP
filed 2010-02-25
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
                        _________________
FORM 10-K
_________________
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File Number 1-6028
                  _________________
LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
         _________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400
_________________
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
_________________

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $5.2 billion.
As of February 19, 2010, 302,261,792 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 27, 2010, have been incorporated by reference into Part III of this Form 10-K.

Lincoln National Corporation

i

ii

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties.  Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements.  Our actual results may differ materially from the projected results discussed in the forward-looking statements.  Factors that could cause such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” and in the “Forward-Looking Statements – Cautionary Language” in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) of the Form 10-K.  Our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) are presented in “Part II – Item 8. Financial Statements and Supplementary Data.”

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group life insurance.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. As of December 31, 2009, LNC had consolidated assets of $177.4 billion and consolidated stockholders’ equity of $11.7 billion.

We provide products and services in two operating businesses and report results through four segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments, unallocated corporate items and the ongoing amortization of deferred gain on the indemnity reinsurance portion of the sale of our former reinsurance segment to Swiss Re Life & Health America Inc. (“Swiss Re”) in the fourth quarter of 2001.  Unallocated corporate items include investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings and certain expenses, including restructuring and merger-related expenses.  Other Operations also includes our run-off institutional pension business, the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re and the results of our remaining media businesses.

As a result of entering agreements of sale for Lincoln National (UK) plc (“Lincoln UK”) and Delaware Management Holdings, Inc. (“Delaware”) during 2009, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income (Loss) and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented.  For further information, see “Acquisitions and Dispositions” below.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, defined contribution (“DC”) plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third party administrators (“TPAs”) and other intermediaries.  Insurance Solutions – Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2009, LFD had approximately 600 internal and external wholesalers (including sales managers).  As of December 31, 2009, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 7,700 active producers who placed business with us within the last twelve months.

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

Revenues by segment (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,301	$2,438	$2,535
Defined Contribution	926	932	986
Total Retirement Solutions	3,227	3,370	3,521
Insurance Solutions:
Life Insurance	4,293	4,259	4,189
Group Protection	1,713	1,640	1,500
Total Insurance Solutions	6,006	5,899	5,689
Other Operations	467	534	578
Excluded realized loss, pre-tax	(1,200)	(573)	(183)
Amortization of deferred gain from reserve
changes on business sold through
reinsurance, pre-tax	3	3	9
Amortization of deferred front-end loads
(“DFEL”) associated with benefit
ratio unlocking, pre-tax	(4)	(9)	-
Total revenues	$8,499	$9,224	$9,614

Acquisitions and Dispositions

On January 4, 2010, LNC and its wholly owned subsidiary, Lincoln National Investment Companies, completed the sale of the outstanding capital stock of Delaware, our former subsidiary, to Macquarie Bank Limited, pursuant to a Purchase and Sale Agreement dated as of August 18, 2009.  Delaware provided investment products and services to individuals and institutions.  We currently expect to receive cash consideration at closing of approximately $405 million, after-tax.  The closing purchase price is subject to post-closing adjustments, including an adjustment based on the final closing balance sheet as determined under the Purchase and Sale Agreement.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, have entered into investment advisory agreements with Delaware dated January 4, 2010, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $84 million in the event that all of the agreements with our subsidiaries are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

On October 1, 2009, we completed the sale of the capital stock of Lincoln UK to SLF of Canada UK Limited for proceeds of $307 million, after-tax, subject to customary post-closing adjustments.  We retained Lincoln UK’s pension plan assets and liabilities. The former Lincoln UK segment primarily focused on providing life and retirement income products in the United Kingdom.

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB (“NCLS”), a federally regulated savings bank located in Indiana.  We contributed $10 million to the capital of NCLS.  We closed on our purchase of NCLS on January 15, 2009.

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

On November 12, 2007, LFMC also entered into a stock purchase agreement with Greater Media, Inc., to sell all of the outstanding capital stock of LFMC of North Carolina, the owner and operator of radio stations WBT(AM), Charlotte, North Carolina; WBT-FM, Chester, South Carolina; and WLNK(FM), Charlotte, North Carolina.  This transaction closed on January 31, 2008, and LFMC received proceeds of $100 million.  More information on these LFMC transactions can be found in our Form 8-K filed on November 14, 2007, and in Note 3.

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

Retirement Solutions – Annuities

Overview

The Retirement Solutions – Annuities segment provides tax-deferred growth and lifetime income opportunities for its clients by offering fixed and variable annuities.  The Retirement Solutions – Annuities segment offers non-qualified and qualified fixed and variable annuities to individuals.  The “fixed” and “variable” classification describes whether we or the contract holders bear the investment risk of the assets supporting the contract.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

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

The Retirement Solutions – Annuities segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Deposits
Variable portion of variable annuity	$4,007	$6,690	$9,135
Fixed portion of variable annuity	3,194	3,433	2,795
Total variable annuity	7,201	10,123	11,930
Fixed indexed annuity	2,182	1,078	755
Other fixed annuity	979	529	772
Total annuity deposits	$10,362	$11,730	$13,457

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more sub-accounts offered through the product (“variable portion”) or into a fixed account with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying sub-accounts chosen by the contract holder.  The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds.  The contract holder’s return is tied to the performance of the segregated assets underlying the variable annuity (i.e. the contract holder bears the investment risk associated with these investments).  The value of the fixed portion is guaranteed by us and recorded in our general account liabilities.  Variable annuity account values were $59.4 billion, $44.5 billion and $62.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively, including the fixed portion of variable accounts of $4.0 billion, $3.6 billion and $3.5 billion, for the years ended December 31, 2009, 2008 and 2007, respectively.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses.  These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contract holder’s account value for that sub-account.  The fees that we earn from these contracts are reported as insurance fees on our Consolidated Statements of Income (Loss).  In addition, for some contracts, we collect surrender charges that range from 0% to 10% of withdrawals when contract holders surrender their contracts during the surrender charge period, which is generally higher during the early years of a contract.  Our individual variable annuity products have a maximum surrender charge period of ten years.

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

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  In late 2008 and early 2009, in light of changes in the variable annuity marketplace driven by financial market conditions, we made changes to our riders to reduce our exposure to equity market volatility and interest rate movements while compensating us for increasing costs to provide the benefits.  The changes include, but are not limited to, implementing investment restrictions for all new rider sales and for the majority of in-force policies with guaranteed riders, raising the charge for guaranteed benefit riders, reducing roll-up periods and eliminating certain features.

Approximately 92%, 91% and 91% of variable annuity separate account values had a GDB rider as of December 31, 2009, 2008 and 2007, respectively.  The GDB features currently offered include those where we contractually guarantee to the contract holder that upon death, we will return no less than:  the total deposits made to the contract, adjusted to reflect any partial withdrawals; the total deposits made to the contract, adjusted to reflect any partial withdrawals, plus a minimum return; or the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary.

Approximately 23%, 26% and 28% of variable annuity account values as of December 31, 2009, 2008 and 2007, respectively, had a Lincoln SmartSecurity® Advantage rider.  The Lincoln SmartSecurity® Advantage one-year benefit is a GWB rider that offers the contract holder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals.  Lincoln SmartSecurity® Advantage one-year allows an owner to step up the guarantee amount automatically on the benefit anniversary to the current contract value if the contract value is greater than the guarantee amount at the time of step up.  To receive the full amount of the guarantee, annual withdrawals are limited to 5% of the guaranteed amount.  Withdrawals will continue until the longer of when the guarantee is equal to zero or for the rest of the owner’s life (“single life version”) or the life of the owner or owner’s spouse (“joint life version”) as long as withdrawals begin after attained age 65 and are limited to 5% of the guaranteed amount.  Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated.

We offer other product riders including i4LIFE® Advantage and 4LATER® Advantage.  The i4LIFE® rider, on which we have received a U.S. patent, allows variable annuity contract holders access and control during the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  Approximately 11%, 11% and 9% of variable annuity account values as of December 31, 2009, 2008 and 2007, respectively, have elected an i4LIFE® Advantage feature.  In general, GIB is an optional feature available with i4LIFE® Advantage that guarantees regular income payments will not fall below 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Approximately 94%, 92% and 88% of i4LIFE® Advantage account values elected the GIB feature as of December 31, 2009, 2008 and 2007, respectively.  4LATER® Advantage provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE® Advantage.  The income base is equal to the initial deposit (or contract value, if elected after issue) and increases by 15% every three years (subject to a 200% cap).  The owner may step up the income base on or after the third anniversary of rider election or of the most recent step-up (which also resets the 200% cap).

The Lincoln Lifetime IncomeSM Advantage and Lincoln Lifetime IncomeSM Advantage Plus are hybrid benefit riders combining aspects of GWB and GIB.  Both benefit riders allow the contract holder the ability to take income at a maximum rate of 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime IncomeSM Advantage and Lincoln Lifetime IncomeSM Advantage Plus provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  The Lincoln Lifetime IncomeSM Advantage Plus provides an additional benefit, which is a return of principal at the end of the seventh year if the customer has not taken any withdrawals.  Contract holders under both the Lincoln Lifetime IncomeSM Advantage and Lincoln Lifetime IncomeSM Advantage Plus are subject to restrictions on the allocation of their account value within the various investment choices.  Approximately 17% and 8% of variable annuity account values as of December 31, 2009 and 2008, respectively, had a Lincoln Lifetime IncomeSM Advantage or Lincoln Lifetime IncomeSM Advantage Plus rider.

To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity and interest rate futures positions, interest rate and variance swaps, as well as equity-based options depending upon the risks underlying the guarantees.  Our program is designed to offset both positive and negative changes in the carrying value of the guarantees.  However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets, contract holder behavior, management decisions not to fully hedge every risk and divergence between the performance of the underlying funds and hedging indices, which is referred to as basis risk.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Loss” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

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

Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.  In addition, with respect to fixed indexed annuities, we purchase options that are highly correlated to the indexed account allocation decisions of our contract holders, such that we are closely hedged with respect to indexed interest for the current reset period.  For more information on our hedging program for fixed indexed annuities, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Loss” in the MD&A.

Individual fixed annuity account values were $15.9 billion, $14.0 billion and $14.4 billion as of December 31, 2009, 2008 and 2007, respectively.  Approximately $11.8 billion of individual fixed annuity account values as of December 31, 2009, were still within the surrender charge period.

Our fixed annuity product offerings as of December 31, 2009, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate annuities with various payment options, including lifetime incomes.  In addition to traditional fixed-rate immediate annuities, in 2007 we introduced Lincoln SmartIncomeSM Inflation Annuity.  This product provides lifetime income with annual adjustments to keep pace with inflation.  It uses a patent-pending design to preserve access to remaining principal, also adjusted annually for inflation, for premature death or unexpected needs.  The traditional fixed-rate deferred annuity products include the Lincoln ClassicSM (Single and Flexible Premium), Lincoln SelectSM and Lincoln ChoicePlusSM Fixed annuities.  The fixed indexed deferred annuity products include the Lincoln OptiPoint®, Lincoln OptiChoiceSM, Lincoln New Directions® and Lincoln Future Point® annuities.  The fixed indexed annuities offer one or more of the following indexed accounts:

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
During 2009, we added new traditional fixed annuity products, Lincoln MYGuaranteeSM Plus and Lincoln GrowSmartSM Fixed Annuity, with multi-year guarantee periods that vary from 3-10 years to allow consumers greater flexibility.

We introduced the Lincoln Living IncomeSM Advantage in 2007.  Available with certain of our fixed indexed annuities, it provides the contract holder a guaranteed lifetime withdrawal benefit.  Withdrawals in excess of the free amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.

Many of our fixed annuities have an MVA.  If a contract with an MVA is surrendered during the surrender charge period, both a surrender charge and an MVA may be applied.  The MVA feature increases or decreases the contract value of the annuity based on a decrease or increase in interest rates.  We updated our MVA formula, during 2009, which provides better protection when changes in available asset yields are not in line with changes in Treasury rates.  Individual fixed annuities with an MVA feature constituted 55%, 46% and 40% of total fixed annuity account values as of December 31, 2009, 2008 and 2007, respectively.

Distribution

The Retirement Solutions – Annuities segment distributes its individual fixed and variable annuity products through LFD.  LFD’s distribution channels give the Retirement Solutions – Annuities segment access to its target markets.  LFD distributes the segment’s products to a large number of financial intermediaries, including LFN.  The financial intermediaries include wire/regional firms, independent financial planners, financial institutions and managing general agents.

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

Retirement Solutions – Defined Contribution

Overview

The Retirement Solutions – Defined Contribution segment provides employers the ability to offer tax-deferred retirement savings plans to their employees, primarily through 403(b) and 401(k) retirement savings plans.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual funds.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and other related services.

DC plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Some plans include employer matching of contributions, which can increase participation by employees.  Growth in the number of DC plans has occurred as these plans have been used as replacements for frozen or eliminated defined benefit retirement plans.  In general, DC plans offer tax-deferred contributions and investment growth, thereby deferring the tax consequences of both the contributions and investment growth until withdrawals are made from the accumulated values, often at lower tax rates occurring during retirement.

Lincoln’s 403(b) assets accounted for 58% of total assets under management in this segment as of December 31, 2009.  The 401(k) business accounted for 43% of our deposits during 2009 for this segment.

Products and Services

The Retirement Solutions – Defined Contribution segment currently brings four primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program, Lincoln SmartFuture® program and Multi-Fund® variable annuity.

The Retirement Solutions – Defined Contribution segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Deposits
Variable portion of variable annuity	$1,586	$2,170	$2,355
Fixed portion of variable annuity	331	369	351
Total variable annuity	1,917	2,539	2,706
Fixed annuity	1,011	812	754
Mutual fund	2,024	2,196	2,090
Total annuity and mutual fund deposits	$4,952	$5,547	$5,550

LINCOLN DIRECTORSM and Multi-Fund® products are variable annuities.  LINCOLN ALLIANCE® and Lincoln SmartFuture® programs are mutual fund-based programs.  This suite of products covers the 403(b), 401(k) and 457 marketplace.  These 403(b), 401(k) and 457 plans are tax-deferred, DC plans offered to employees of an entity to enable them to save for retirement.  The 403(b) plans are available to employees of educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; 401(k) plans are generally available to employees of for-profit entities; and 457 plans are available to government employees and certain employees of non-profit organizations.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income.  Healthcare clients accounted for 43%, 45% and 43% of account values for these products as of December 31, 2009, 2008 and 2007, respectively.

LINCOLN DIRECTORSM group variable annuity is a 401(k) DC retirement plan solution available to micro- to small-sized businesses, typically those that have DC plans with less than $3 million in account values.  The LINCOLN DIRECTORSM product offers participants a broad array of investment options from several fund families and a fixed account.  In 2009, we updated our LINCOLN DIRECTORSM product, which now offers more than 90 investment options and will be positioned as our primary product in the micro to small 401(k) plan marketplace.  This product includes fiduciary support for plan sponsors, accumulation strategies and tools for plan participants and offers our patented distribution option, i4LIFE® Advantage.  In 2008, the investment options were significantly enhanced with the addition of the funds that had been offered only through the Lincoln American Legacy Retirement® group variable annuity. Lincoln American Legacy Retirement® was merged into LINCOLN DIRECTORSM group variable annuity in 2008 and is no longer offered as a standalone product for new sales.  LINCOLN DIRECTORSM group variable annuity has the option of being serviced through a TPA or fully serviced by Lincoln.  As of December 31, 2009, approximately 90% of LINCOLN DIRECTORSM clients were serviced through TPAs.  The Retirement Solutions – Defined Contribution segment earns revenue through asset charges, investment management fees, surrender charges and recordkeeping fees from this product.  We also receive fees from the underlying mutual funds companies for the services we provide and we also earn investment margins on assets in the fixed account.  Account values for LINCOLN DIRECTORSM group variable annuity were $5.9 billion, $4.9 billion and $7.8 billion as of December 31, 2009, 2008 and 2007, respectively.  Deposits for LINCOLN DIRECTORSM group variable annuity were $1.2 billion, $1.5 billion and $1.6 billion during 2009, 2008 and 2007, respectively.

The LINCOLN ALLIANCE® program is a DC retirement plan solution aimed at mid to large employers, typically those that have DC plans with $15 million or more in account value.  The target market is primarily for-profit corporations, educational institutions and healthcare providers.  The program bundles our traditional fixed annuity products with the employer’s choice of retail mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  Included in the product offering is the LIFESPAN® learning program, which provides participants with educational materials and one-on-one guidance for retirement planning assistance.  The program allows the use of any retail mutual fund.  We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts.  We also earn investment margins on fixed annuities.  The retail mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets, as we do not have any ownership interest in them.  LINCOLN ALLIANCE® program account values were $13.4 billion, $9.4 billion and $9.5 billion as of December 31, 2009, 2008 and 2007, respectively.

The Lincoln SmartFuture® program is a DC retirement plan solution aimed at small to mid to large employers, typically those that have DC plans with between $3 million to $15 million or more in account value.  The target market is primarily for-profit corporations, educational institutions and healthcare providers.  The Lincoln SmartFuture® program was introduced in 2008 and is built on the LINCOLN ALLIANCE® platform.  Like LINCOLN ALLIANCE®, the program bundles our traditional fixed annuity products with retail mutual funds, recordkeeping, plan compliance services and employee education services using the LIFESPAN® learning program, which is described further above.  However, the Lincoln SmartFuture® program allows the employer to choose from a list of over 100 retail mutual funds chosen by us, which consists of a broad range of low-cost funds.  Services for this program are typically not customized for each employer.  We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts.  We also earn investment margins on fixed annuities.  The retail mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets, as we do not have any ownership interest in them.  Lincoln SmartFuture® program account values were $223 million and $104 million as of December 31, 2009 and 2008, respectively.

Multi-Fund® Variable Annuity is a DC retirement plan solution with full-bundled administrative services and high quality investment choices marketed to small- to mid-sized healthcare, education, governmental and not-for-profit plans.  The product can be sold either to the employer through the Multi-Fund® group variable annuity contract or directly to the individual through the Multi-Fund® Select variable annuity contract.  Included in the product offering is the LIFESPAN® learning program, which is described further above.  We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product.  We also receive fees for services that we provide to the underlying mutual fund accounts.  The Multi-Fund® variable annuity is currently available in all states except New York.  Account values for the Multi-Fund® variable annuity were $10.9 billion, $9.7 billion and $13.3 billion as of December 31, 2009, 2008 and 2007, respectively.  Multi-Fund® program deposits represented 13%, 15% and 17% of the segment’s deposits in 2009, 2008 and 2007, respectively.

Also within this segment, we have created the Lincoln Unifier® service offering to further assist employers meet the administrative challenges of bringing retirement plans into compliance with the new 403(b) regulations.  Lincoln Unifier® includes common remitter administration, compliance monitoring and proactive transaction monitoring.

Distribution

DC products are primarily distributed by LFD.  The wholesalers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  Although the Multi-Fund® program is sold primarily by affiliated advisors, certain non-affiliated advisors can also distribute the product.  The LINCOLN ALLIANCE® program and the Lincoln SmartFuture® program are sold primarily through consultants and affiliated advisors.  LINCOLN DIRECTORSM group variable annuity is sold primarily by TPAs and individual planners and is in the early stages of introduction to wirehouses and banks.

Competition

The DC marketplace is very competitive and is comprised of many providers, with no one company dominating the market for all products.  We compete with numerous other financial services companies.  The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates and client service.

INSURANCE SOLUTIONS

The Insurance Solutions business provides its products through two segments:  Life Insurance and Group Protection.  The Insurance Solutions – Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product and both single and survivorship versions of UL and VUL, including COLI and BOLI products.  The Insurance Solutions – Group Protection segment offers group life, disability and dental insurance primarily in the small- to mid-sized employer marketplace for their eligible employees.

Insurance Solutions – Life Insurance

Overview

The Insurance Solutions – Life Insurance segment, with principal operations in Greensboro, North Carolina and Hartford, Connecticut and additional operations in Concord, New Hampshire and Fort Wayne, Indiana, focuses on the creation and protection of wealth for its clients through the manufacturing of life insurance products.  The Insurance Solutions – Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including COLI and BOLI products.

The Insurance Solutions – Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $250,000 of financial assets.  For those individual policies we sold in 2009, the average face amount (excluding term and MoneyGuard® products) was $1 million and average first year premiums paid were approximately $50,000.

The Insurance Solutions – Life Insurance segment also offers COLI and BOLI products and services to small- to mid-sized banks and mid- to large-sized corporations, mostly through executive benefit brokers.

Products

The Insurance Solutions – Life Insurance segment sells primarily interest/market-sensitive products (UL and VUL), including COLI and BOLI products, and term products.  The segment’s sales (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Sales by Product
UL:
Excluding MoneyGuard®	$397	$525	$597
MoneyGuard®	67	50	40
Total UL	464	575	637
VUL	36	54	77
COLI and BOLI	51	84	91
Term/whole life	59	28	32
Total sales	$610	$741	$837

UL and VUL sales (including COLI and BOLI), represent first year commissionable premiums plus 5% of excess premium received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; whole life and term sales represent 100% of first year paid premiums; and linked-benefit sales represent 15% of premium deposits.

The segment generally has higher sales in the second half of the year than in the first half of the year.  Approximately 44% and 46% of total sales were in the first half of 2009 and 2008, respectively; however, in 2007, approximately 50% of total sales were in the first half of the year.  In 2007, this was due to the transition of our product portfolio to the new unified product portfolio.

Life policies’ in-force face amount (in millions) were as follows:

	As of December 31,
	2009	2008	2007
In-Force Face Amount
UL and other	$291,879	$310,198	$299,598
Term insurance	248,726	235,023	235,919
Total in-force face amount	$540,605	$545,221	$535,517

Mortality margins, morbidity margins (for linked-benefit products), investment margins (through spreads or fees), net expense charges (expense charges assessed to the contract holder less expenses incurred to manage the business) and surrender fees drive life insurance profits.  Mortality margins represent the difference between amounts charged to the customer to cover the mortality risk and the actual cost of reinsurance and death benefits paid.  Mortality charges are either specifically deducted from the contract holder’s policy account value (i.e., cost of insurance assessments or “COIs”) or are embedded in the premiums charged to the customer.  In either case, these amounts are a function of the rates priced into the product and level of insurance in force (less reserves previously set aside to fund benefits).  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Similar to the annuity product classifications described above, life products can be classified as “fixed” or “variable” contracts.  This classification describes whether we or the contract holders bear the investment risk of the assets supporting the policy.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

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

We also offer a fixed indexed UL product that functions similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account value earn interest credits linked to the performance of the S&P 500.  The indexed interest rate is guaranteed never to be less than 1%.  Our fixed indexed UL policy provides contract holders a choice of a traditional fixed rate account and several different indexed accounts.  A contract holder may elect to change allocations annually for amounts in the indexed accounts and quarterly for new premiums into the policy.  Prior to each new allocation, we have the opportunity to re-price the indexed components, subject to minimum guarantees.

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

Unlike other GDB designs, our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs.  The length of the guarantee may be increased at any time through additional excess premium deposits.  Secondary guarantee UL face amount in force was $110.4 billion, $99.0 billion and $83.9 billion as of December 31, 2009, 2008 and 2007, respectively.  For information on the reserving requirements for this business, see “Regulatory” below and “Review of Consolidated Financial Condition” in the MD&A.

We manage investment margins (i.e., the difference between the amount the portfolio earns compared to the amount that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer.  Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract.  Interest-sensitive life account values (including MoneyGuard® and the fixed portion of VUL) were $27.3 billion, $27.5 billion and $26.5 billion as of December 31, 2009, 2008 and 2007, respectively.

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

In addition, VUL products offer a fixed account option that is managed by us.  Investment risk is borne by the customer on all but the fixed account option.  We charge fees for mortality costs and administrative expenses as well as asset-based investment management fees.  VUL account values (excluding the fixed portion of VUL) were $4.5 billion, $4.3 billion and $6.0 billion as of December 31, 2009, 2008 and 2007, respectively.

We also offer survivorship versions of our individual VUL products.  These products insure two lives with a single policy and pay death benefits upon the second death.

We also offer an enhanced single life version of our secondary guarantee VUL products with a survivorship option.  These products combine the lapse protection elements of UL with the upside potential of a traditional VUL product, giving clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs.  The combined single life and survivorship face amount in force of these products was $5.3 billion, $4.9 billion and $4.0 billion as of December 31, 2009, 2008 and 2007, respectively.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time.  It usually does not offer cash values.  Scheduled policy premiums are required to be paid at least annually.  Products offering a return of premium benefit payable at the end of a specified period are also available.

Distribution

The Insurance Solutions – Life Insurance segment’s products are sold through LFD.  LFD provides the Insurance Solutions – Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD primarily distributes COLI and BOLI products to 14 intermediaries who specialize in the executive benefits market and are serviced through a network of internal and external sales professionals

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  As of the end of 2008, the latest year for which data is available, there were 976 life insurance companies in the U.S., according to the American Council of Life Insurers.

The Insurance Solutions – Life Insurance segment competes on product design and customer service.  The Insurance Solutions –Life Insurance segment designs products specifically for the high net worth and affluent markets.  In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service, underwriting and risk management and extensive distribution network all contribute to the strength of the Insurance Solutions – Life Insurance segment.  On average, the development of products takes approximately six months.  The Insurance Solutions – Life Insurance segment implemented several major product upgrades and/or new features, including important UL, VUL, linked-benefit and term product enhancements in 2009.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, the Insurance Solutions – Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

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

The Insurance Solutions – Life Insurance segment maintains a centralized claim service center in order to minimize the volume of clerical and repetitive administrative demands on its claims examiners while providing convenient service to policy owners and beneficiaries.

Insurance Solutions – Group Protection

Overview

The Insurance Solutions – Group Protection segment based in Omaha, Nebraska offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans.  Most of the segment’s group contracts are sold to employers with fewer than 500 employees.

The segment’s insurance premiums (in millions) by product line were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Insurance Premiums by Product Line
Life	$584	$541	$494
Disability	692	672	601
Dental	149	150	136
Total non-medical	1,425	1,363	1,231
Medical	154	154	149
Total insurance premiums	$1,579	$1,517	$1,380

Products

Group Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents.  Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

Group Disability Insurance

We offer short- and long-term employer-sponsored group disability insurance, which protects an employee against loss of wages due to illness or injury.  Short-term disability generally provides benefits for up to 26 weeks following a short waiting period, ranging from 1 to 30 days.  Long-term disability provides benefits following a longer waiting period, usually between 30 and 180 days and provides benefits for a longer period, at least 2 years and typically extending to normal (Social Security) retirement age.

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

Distribution

The segment’s products are marketed primarily through a national distribution system, including approximately 140 managers and marketing representatives.  The managers and marketing representatives develop business through employee benefit brokers, TPAs and other employee benefit firms.

Competition

The group protection marketplace is very competitive.  Principal competitive factors include particular product features, price, quality of customer service and claims management, technological capabilities, financial strength and claims-paying ratings.  In the group insurance market, the Insurance Solutions – Group Protection segment competes with a limited number of major companies and selected other companies that focus on these products.

Underwriting

The Insurance Solutions – Group Protection segment’s underwriters evaluate the risk characteristics of each employee group.  Generally, the relevant characteristics evaluated include employee census information (such as age, gender, income and occupation), employer industry classification, geographic location, benefit design elements and other factors.  The segment employs detailed underwriting policies, guidelines and procedures designed to assist the underwriter to properly assess and quantify risks.  The segment uses technology to efficiently review, price and issue smaller cases, utilizing its underwriting staff on larger, more complex cases.  Individual underwriting techniques (including evaluation of individual medical history information) may be used on certain covered individuals selecting larger benefit amounts.  For voluntary and other forms of employee paid coverages, minimum participation requirements are used to obtain a better spread of risk and minimize the risk of anti-selection.

Claims Administration

Claims for the Insurance Solutions – Group Protection segment are managed by a staff of experienced claim specialists.  Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims.  The segment employs nurses and rehabilitation specialists to help evaluate medical conditions and develop return to work plans.  Independent medical reviews are routinely performed by external medical professionals to further evaluate conditions as part of the claim management process.

OTHER OPERATIONS

Other Operations includes the results of operations that are not directly related to the business segments, unallocated corporate items and the ongoing amortization of deferred gain on the indemnity reinsurance portion of the sale of our former reinsurance segment to Swiss Re in the fourth quarter of 2001.  Unallocated corporate items include investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, such as our remaining radio properties, interest expense on short-term and long-term borrowings, our closed block of run-off pension business in the form of group annuity and insured funding-type of contracts with assets under management of approximately $1.9 billion as of December 31, 2009, and certain expenses, including restructuring and merger-related expenses. Other Operations also includes the results of certain disability income business due to the rescission of the indemnity reinsurance agreement with Swiss Re and the results of our remaining media businesses.

Revenues (in millions) from Other Operations were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Operating Revenues
Insurance premiums	$4	$4	$3
Net investment income	307	358	372
Amortization of deferred gain on business
sold through reinsurance	73	74	74
Media revenues (net)	68	85	107
Other revenues and fees	15	13	22
Total operating revenues	$467	$534	$578

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

We reinsure approximately 45% to 50% of the mortality risk on newly issued non-term life insurance contracts and approximately 30% to 35% of total mortality risk including term insurance contracts.  Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed and VUL insurance contracts.  Additionally, the retention per single insured life for term life insurance and for COLI is $2 million for each type of insurance.

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

We obtain reinsurance from a diverse group of reinsurers and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  As of December 31, 2009 and 2008, the amounts recoverable from reinsurers were $6.4 billion and $8.4 billion, respectively, of which $3.0 billion and $4.5 billion was recoverable from Swiss Re for the same periods, respectively.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.  For risks involving reinsurance, see “Item 1A. Risk Factors – We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.”

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

For more information on reserves, see “Critical Accounting Policies and Estimates – Derivatives” and “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations” in the MD&A.

See “Regulatory” below for information on permitted practices and proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

For risks related to reserves, see “Item 1A. Risk Factors – Changes in interest rates may cause interest rate spreads to decrease and may result in increased contract withdrawals.”

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

As of December 31, 2009 and 2008, our most significant investment in one issuer was our investment securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.8 billion and $3.5 billion, or 6% and 5% of our invested assets portfolio totaling $75.9 billion and $66.5 billion, respectively.  As of December 31, 2009 and 2008, our most significant investment in one industry was our investment securities in the collateralized mortgage obligation industry with a fair value of $6.9 billion and $6.8 billion, or 9% and 10% of the invested assets portfolio, respectively.

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

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P are characterized as follows:

•	A.M. Best – A++ to S
•	Fitch – AAA to C
•	Moody’s – Aaa to C
•	S&P – AAA to R

As of February 19, 2010, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
LNL	A+	A+	A2	AA-
	(2nd of 16)	(5th of 21)	(6th of 21)	(4th of 21)

Lincoln Life & Annuity Co. of New York ("LLANY")	A+	A+	A2	AA-
	(2nd of 16)	(5th of 21)	(6th of 21)	(4th of 21)

First Penn-Pacific Life Insurance Co. ("FPP")	A+	A+	A2	A+
	(2nd of 16)	(5th of 21)	(6th of 21)	(5th of 21)

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.

Debt Ratings

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – aaa to rs
•	Fitch – AAA to D
•	Moody’s – Aaa to C
•	S&P – AAA to D

As of February 19, 2010, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB	Baa2	A-
(7th of 23)	(9th of 21)	(9th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1+ to D

As of February 19, 2010, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
AMB-1	F2	P-2	A-2
(2nd of 6)	(3rd of 7)	(2nd of 4)	(3rd of 10)

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

All ratings are on outlook negative, with the exception of S&P, which is stable.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or LNC can maintain these ratings.  Each rating should be evaluated independently of any other rating.

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2009, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this three-year period.

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

The NAIC allows our U.S. insurance subsidiaries to include certain deferred tax assets in our statutory capital and surplus, but we are not able to consider the benefit from this when calculating available dividends.

A new statutory reserving standard, Actuarial Guideline 43, Commissioners Annuity Reserve Valuation Method for Variable Annuities (“VACARVM”), replaced previous statutory reserving practices for variable annuities with guaranteed benefits, such as GWBs.  VACARVM was adopted by the NAIC in September 2008 and was effective as of December 31, 2009. The effect of the adoption was dependent upon several factors, including account values, market conditions, the carrying value of derivative and other assets as compared to the carrying value of the reserves (whose change in value may be uncorrelated with the new reserving requirements) they supported and the use of captive or third-party reinsurance that existed as of December 31, 2009.  For more information on VACARVM and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in the MD&A.

Insurance Holding Company Regulation

LNC and its primary insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana and New York.  These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information, including their capital structure, ownership, management, financial condition, and certain inter-company transactions, including material transfers of assets and inter-company business agreements and to report material changes in that information.  These laws also require that inter-company transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an inter-company transaction.  Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

In general, under state holding company regulations, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person, corporation or other entity has obtained prior approval from the applicable insurance commissioner for such acquisition of control.  Pursuant to such laws, in general, any person acquiring, controlling or holding the power to vote, directly or indirectly, 10% or more of the voting securities of an insurance company, is presumed to have “control” of such company.  This presumption may be rebutted by a showing that control does not exist in fact.  The insurance commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities.  To obtain approval from the insurance commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the applicable commissioner an application containing information regarding:  the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  As discussed above, we may not consider the benefit from the statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend which violates these standards.  In the event that the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2009 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

Risk-Based Capital (“RBC”)

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

Category	Name	Description
Asset risk - affiliates	C-0	Risk of assets' default for certain affiliated investments
Asset risk - other	C-1	Risk of assets' default of principal and interest or
fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already
written or inadequately pricing business to be written in
the future
Interest rate risk, health credit	C-3	Risk of losses due to changes in interest rate levels, risk
risk and market risk		that health benefits prepaid to providers become the
obligation of the health insurer once again and risk of
loss due to changes in market levels associated with
variable products with guarantees
Business risk	C-4	Risk of general business

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

As of December 31, 2009, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit supporting captive reinsurance structures.

See “Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under federal and state privacy laws.  These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure.  If the federal or state regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures.

Federal Initiatives

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.

Health Care Reform Legislation

In 2009, the House and the Senate passed health care reform legislation.  Many details will need to be worked out before a final bill emerges, but both the House and Senate bills as passed include a number of provisions that provide for new or increased taxes to help finance the cost of these reforms, substantive changes to existing health care laws and the addition of new health care and related laws, each of which could potentially impact some of our lines of businesses.

Financial Reform Legislation

In 2009, the House and the Senate both considered legislation related to financial regulatory reform.  In December 2009, the House passed H.R. 4173, “The Wall Street Reform and Consumer Protection Act of 2009,” a wide-ranging bill that includes a number of reforms.  The bill includes, among other things, a new harmonized fiduciary standard for broker-dealers and investment advisers, the creation of the Consumer Financial Protection Agency, the creation of a pre-funded resolution trust to cover the costs of winding down certain failing institutions, the creation of the Federal Insurance Office within the Treasury Department and provisions relating to executive compensation.  The current version of the bill would require insurance companies to contribute funds to the resolution trust, but the amount the Company would have to contribute is currently unknown.  Similar legislation is currently under consideration, in draft form, in the Senate Banking Committee.  The House bill will have to be reconciled before a single bill could be sent to the President and signed into law.

Stimulus Legislation

In reaction to the recession, credit market illiquidity and global financial crisis experienced during the latter part of 2008 and into 2009, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (“ARRA”) which was signed into law on February 17, 2009, in an effort to restore liquidity to the U.S. credit markets and to stimulate the U.S. economy.  The ARRA and the Troubled Asset Relief Program (“TARP”) authorized the purchase of “troubled assets” from financial institutions, including insurance companies.  Pursuant to the authority granted under the TARP, the U.S. Treasury also adopted the Capital Purchase Program (“CPP”), the Generally Available Capital Access Program and the Exceptional Financial Recovery Assistance Program.

TARP CPP

On November 13, 2008, we filed an application to participate in the CPP that was established under the EESA.  On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of NCLS, a federally regulated savings bank located in Indiana.  We contributed $10 million to the capital of NCLS and closed on our purchase on January 15, 2009.  On May 8, 2009, the U.S. Treasury granted us preliminary approval to participate in the CPP.  On July 10, 2009, we issued, in a private placement, $950 million of Series B preferred stock and a warrant for 13,049,451 shares of our common stock with an exercise price of $10.92 per share to the U.S. Treasury under the CPP.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” for more information about our preferred stock issuance.

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

In connection with participating in the CPP, because we registered as a savings and loan holding company, we are subjected to new legal and regulatory requirements, including minimum capital requirements, regulation and examination by the Office of Thrift Supervision.

We are also subject to certain restrictions, including limits on incentive compensation for certain executives and employees for the duration of the U.S. Treasury’s investment.  We are subject to limits on increasing the dividend on our common stock and redeeming capital stock (unless the U.S. Treasury consents), both of which apply until the third anniversary of the U.S. Treasury’s investment unless we redeem the Series B preferred shares in whole or the U.S. Treasury transfers all of the Series B preferred stock to third parties.

Financial Crisis Responsibility Fee

In January 2010, the President proposed as a part of its budget proposal a new “financial crisis responsibility fee” on certain financial institutions as a means to recoup any shortfall in revenues resulting from the TARP program, so that the program does not add to the federal budget deficit.  As proposed, the fee would apply to financial institutions, including bank holding companies, thrift holding companies, insured depositories, and insurance companies that own one of these entities, with over $50 billion in assets, regardless of whether the firm participated in the TARP program.  The fee as proposed is expected to be an assessment of 15 basis points against a calculated “covered liabilities” amount and would be in place for a minimum of 10 years.  Details as to the precise calculation of “covered liabilities” are still unclear.  Legislation implementing this fee will need to be introduced and passed by Congress before this tax would take effect.

Federal Tax Legislation

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) was enacted.  EGTRRA contains provisions that will continue in effect, near term, the significantly lower individual tax rates.  These may have the effect of reducing the benefits of tax deferral on the inside build-up of annuities and life insurance products.  EGTRRA also includes provisions that eliminate the estate tax for a single year in 2010, while also replacing the step-up in basis rule applicable to property held in a decedent’s estate with a modified carryover basis rule.  EGTRRA also reduces the gift tax rate in 2010 to the highest marginal rate (35% in 2010).  Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.  These provisions all expire after 2010, unless extended. Should these provisions not be extended, the higher marginal tax rates on individuals could have a positive impact upon the sale of our insurance and annuity products.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was enacted.  Individual taxpayers are the principal beneficiaries of JGTRRA, which accelerated certain of the income tax rate reductions enacted originally under the EGTRRA, as well as reduced the long-term capital gains and dividend tax rates to 15%.  On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2006 (“TIPRA”) was signed into law.  TIPRA extended the lower capital gains and dividends rates through the end of 2010.  Unless further extended, these rate reductions expire after 2010.  Should the lower capital gains and dividend rates not be extended beyond 2010, the higher rates on investment income could have a positive impact on the sale of our insurance and annuity products.

On August 17, 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law.  The PPA makes numerous changes to pension and other tax laws including:  permanence for the EGTRRA enacted pension provisions including higher annual contribution limits for DC plans and IRAs as well as catch-up contributions for persons over age 50; clarification of the safest available annuity standard for the selection of an annuity as a distribution option for DC plans; expansion of investment advice options for DC plan participants and IRA owners; more stringent funding requirements for defined benefit pension plans and clarification of the legal status of hybrid (cash balance) pension plans; non-pension related tax changes, such as the codification of COLI best practices, bringing more certainty to this market segment; permanence for EGTRRA enacted tax benefits for Section 529 college savings plans; and favorable tax treatment for long-term care insurance included as a rider to or on annuity products.  We expect many of these changes to have a beneficial effect upon various segments of our business lines.

On February 1, 2010, the Obama Administration submitted to Congress its fiscal year 2011 budget proposal.  Included therein are policy and tax recommendations that could have an effect upon our company and our products and many were originally proposed in last year’s budget submission to Congress.  Included among the various proposed policy recommendations are modifications to the dividend received deduction for life insurance company separate accounts, a permanent extension of the unemployment insurance surtax at the 8% rate, codification of the economic substance doctrine, a doctrine that generally denies tax benefits from a transaction that does not meaningfully change a taxpayer’s economic position other than tax consequences and the imposition of a Financial Crisis Responsibility Fee upon financial services firms with assets in excess of $50 billion.  If these proposed changes were enacted into law or, if applicable, changed through the rulemaking process, they could have an adverse effect upon the company’s profitability.  The budget also proposes changes to the tax laws that would affect individuals that purchase products offered and sold  through our various business lines, including such items as expanding the pro-rata disallowance for COLI, changes to the estate tax, the expiration of lower marginal rates and lower capital gains and dividends rates for certain upper-income taxpayers, allowing partial annuitization of non-qualified annuity contracts, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start up costs.  Some of these proposed changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Budget Resolution process that, if successfully passed, could potentially include some combination of the provisions described above.  However, most of the proposed changes contained in either the Administration’s budget submission to Congress or included in a Congressional Budget Resolution should one be passed, would still require separate legislation that would have to move through both houses of Congress before being signed into law by the President.

Patriot Act

The USA PATRIOT Act of 2001 (“Patriot Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies.  The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous.  The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

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

Broker-Dealer, Securities and Savings and Loan Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940.  Agents and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the U.S. Securities and Exchange Commission (“SEC”), FINRA and state securities commissioners.  Regulation also extends to various LNC entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

Our U.S. banking operations are subject to federal and state regulation.  As a result of its ownership of NCLS, which was approved on January 8, 2009, LNC is considered to be a savings and loan holding company and, along with NCLS, is subject to annual examination by the Office of Thrift Supervision of the U.S. Department of Treasury.  Federal and state banking laws generally provide that no person may acquire control of LNC, and gain indirect control of NCLS, without prior regulatory approval.  Generally, beneficial ownership of 10% or more of the voting securities of LNC would be presumed to constitute control.

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

We regard our patents as valuable assets and intend to vigorously protect them against infringement.  However, complex legal and factual determinations and evolving laws make patent protection uncertain, and while we believe our patents provide us with a competitive advantage, we cannot be certain that patents will be issued from any of our pending patent applications or that any issued patents will have sufficient breadth to offer meaningful protection.  In addition, our issued patents may be successfully challenged, invalidated, circumvented or found unenforceable so that our patent rights would not create an effective competitive barrier.  We have in the past instituted litigation against competitors to enforce our intellectual property rights with success.  For example, during 2009 we won a $13 million judgment that upheld the validity of one of our patents and found infringement by the defendants.  We are currently reviewing the judgment and its applicability in relation to other potentially infringing parties.

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

EMPLOYEES

As of December 31, 2009, we had a total of 8,208 employees.  In addition, we had a total of 1,331 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Exchange Act.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including LNC, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge, on or through our Internet website http://www.lincolnfinancial.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have experienced extreme volatility and disruption for more than twelve months.  During this period, the markets exerted downward pressure on availability of liquidity and credit capacity for certain issuers.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to maintain our securities lending activities and to replace certain maturing liabilities.  Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  As a holding company with no direct operations, our principal asset is the capital stock of our insurance subsidiaries.  Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends significantly upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws and regulations of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds.  Changes in these laws could constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.  For our insurance and other subsidiaries, the principal sources of our liquidity are insurance premiums and fees, annuity considerations and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.  At the holding company level, sources of liquidity in normal markets also include a variety of short-term liquid investments and short- and long-term instruments, including credit facilities, commercial paper and medium- and long-term debt.

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

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our insurance operations.  Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business.  As such, we may be forced to delay raising capital, issue shorter term securities than we prefer or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility.  Recently, our credit spreads have shown considerable volatility.  A widening of our credit spreads could increase the interest rate we must pay on any new debt obligation we may issue.  Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we expect any recovery to be slow.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  The stress experienced by global capital markets that began in the second half of 2007, substantially increased during the second half of 2008 and continued through the first part of 2009.  Concerns over unemployment, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These events and the reemergence of market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior.  Our revenues are likely to decline in such circumstances and our profit margins could erode.  In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses.  For example, for the year ended December 31, 2009, our earnings were unfavorable affected by realized investment losses and impairments of intangible assets of $1.1 billion.  Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business.  In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected.  In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies.  Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.  Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Our participation in the TARP CPP subjects us to additional restrictions, oversight and costs, and has other potential consequences, which could materially affect our business, results and prospects.

On July 10, 2009, in connection with the TARP CPP, we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  Access to TARP CPP was an important component of our strategy to enhance our capital position and financial flexibility.  We believe that the amount of our participation in the TARP CPP offers us the ability to exit the program, if necessary, to manage the potential material consequences to our businesses from the potential restrictions, oversight and costs of participation, which include the following:

•
Our acceptance of the TARP CPP funds could cause us to be perceived as having greater capital needs and weaker overall financial prospects than those of our competitors that have stated that they are not participating in the TARP CPP, which could adversely affect our competitive position and results;

•
Receipt of the TARP CPP funds subjects us to restrictions, oversight and costs that may have an adverse impact on our financial condition, results of operations and the price of our common stock.  For example, the ARRA and recently promulgated regulations thereunder contain significant limitations on the amount and form of bonus, retention and other incentive compensation that participants in the TARP CPP may pay to executive officers and senior management.  These provisions may adversely affect our ability to attract and retain executive officers and other key personnel.  Other regulatory initiatives applicable to participants in federal funding programs may also be forthcoming as the U.S. Government continues to address dislocations in the financial markets.  Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner;

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

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  As of December 31, 2009, we had a total of $3.0 billion of goodwill on our Consolidated Balance Sheets, of which $2.2 billion related to our Insurance Solutions – Life Insurance segment and $440 million related to our Retirement Solutions – Annuities segment.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value, and a charge is reported in impairment of intangibles on our Consolidated Statements of Income (Loss).  For the year ended December 31, 2009, we took total pre-tax impairment charges of $680 million, primarily related to our annuities business.

Subsequent reviews of goodwill could result in additional impairment of goodwill during 2010, and such write downs could have a material adverse effect on our results of operations and financial position, but will not affect the statutory capital of our insurance subsidiaries.  For more information on goodwill, see Note 10 and “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A.

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

We are a holding company and we have no direct operations.  Our principal asset is the capital stock of our insurance subsidiaries.
At the holding company level, sources of liquidity in normal markets include a variety of short- and long-term instruments, including credit facilities, commercial paper and medium- and long-term debt.  However, our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders, repurchase our securities and pay corporate expenses depends primarily on the ability of our subsidiaries to pay dividends or to advance or repay funds to us.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including LNL, our primary insurance subsidiary, may pay dividends to us without prior approval of the Commissioner up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months exceed the statutory limitation.  The current Indiana statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.

In addition, payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of their respective jurisdictions requiring that our insurance subsidiaries hold a specified amount of minimum reserves in order to meet future obligations on their outstanding policies.  These regulations specify that the minimum reserves shall be calculated to be sufficient to meet future obligations, after giving consideration to future required premiums to be received, and are based on certain specified mortality and morbidity tables, interest rates and methods of valuation, which are subject to change.  In order to meet their claims-paying obligations, our insurance subsidiaries regularly monitor their reserves to ensure we hold sufficient amounts to cover actual or expected contract and claims payments.  At times, we may determine that reserves in excess of the minimum may be needed to ensure sufficiency.

Changes in these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.  For example, in September of 2008, the NAIC adopted a new statutory reserving standard for variable annuities known as VACARVM, which was effective as of December 31, 2009.  This reserving requirement replaced the previous statutory reserving practices for variable annuities with guaranteed benefits, and any change in reserving practices has the potential to increase or decrease statutory reserves from previous levels.  Requiring our insurance subsidiaries to hold additional reserves has the potential to constrain their ability to pay dividends to the holding company.

Investments of our insurance subsidiaries support their statutory reserve liabilities.  As of December 31, 2009, 67% of these investments were available-for-sale (“AFS”) fixed maturity securities of various holdings, types and maturities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Beginning in 2008 and continuing into 2009, the capital and credit markets experienced an unusually high degree of volatility.  As a result, the market for fixed income securities has experienced illiquidity, increased price volatility, credit downgrade events and increased expected probability of default.  Securities that are less liquid are more difficult to value and may be hard to sell, if desired.  These market disruptions have led to increased impairments of securities in the general accounts of our insurance subsidiaries, thereby reducing contract holders’ surplus.

The earnings of our insurance subsidiaries also impact contract holders’ surplus.  Principal sources of earnings are insurance premiums and fees, annuity considerations and income from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.  Recent economic conditions have resulted in lower earnings in our insurance subsidiaries.  Lower earnings constrain the growth in our insurance subsidiaries’ capital, and therefore, can constrain the payment of dividends and advances or repayment of funds to us.
In addition, the amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus they hold to maintain their financial strength ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.  Notwithstanding the foregoing, we believe that our insurance subsidiaries have sufficient liquidity to meet their contract holder obligations and maintain their operations.

The result of the difficult economic and market conditions in reducing the contract holders’ surplus of our insurance subsidiaries has affected our ability to pay shareholder dividends and to engage in share repurchases.  We have taken actions to reduce the holding company’s liquidity needs, including reducing our quarterly common dividend to $0.01 per share, as well as to increase the capital of our insurance subsidiaries through our $690 million common stock offering in June 2009 and participation in the TARP CPP.  In the event that current resources do not satisfy our current needs, we may have to seek additional financing, which may not be available or only available with unfavorable terms and conditions.  For a further discussion of liquidity, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in the MD&A.

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

We participate in a securities lending program for our general account whereby fixed income securities are loaned by our agent bank to third parties, primarily major brokerage firms and commercial banks.  The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain.  We invest such cash collateral in other securities, primarily in commercial paper and money market or other short term funds.  Securities with a fair value of $479 million were on loan under the program as of December 31, 2009.  Securities loaned under such transactions may be sold or repledged by the transferee.  We were liable for cash collateral under our control of $501 million as of December 31, 2009.

We participate in a reverse repurchase program for our general account whereby we sell fixed income securities to third parties, primarily major brokerage firms, with a concurrent agreement to repurchase those same securities at a determined future date.  The borrowers of our securities provide us with cash collateral which is typically invested in fixed maturity securities.  The fair value of securities pledged under reverse repurchase agreements was $359 million as of December 31, 2009.

As of December 31, 2009, substantially all of the securities on loan under the program could be returned to us by the borrowers at any time.  Collateral received under the reverse repurchase program cannot be returned prior to maturity; however, market conditions on the repurchase date may limit our ability to enter into new agreements.  The return of loaned securities or our inability to enter into new reverse repurchase agreements would require us to return the cash collateral associated with such securities.  In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities and the market value may fall below the amount of cash received as collateral and invested.  If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, and we may be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both.  In addition, under stressful capital market and economic conditions, such as those conditions we have experienced in the last twelve months, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate.

We establish and carry, as a liability, reserves based on estimates of how much we will need to pay for future benefits and claims.  For our insurance products, we calculate these reserves based on many assumptions and estimates, including, but not limited to, estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the lapse rate of the policies, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive.

As part of our transition plan related to the rescission of a reinsurance treaty covering disability income business, we conducted a reserve study to determine the adequacy of the reserves to cover contract holder obligations during the fourth quarter of 2009.  During the fourth quarter of 2009, we increased reserves as a result of our review of the adequacy of reserves supporting this business and wrote off certain receivables related to the rescission that were deemed to be uncollectible, which resulted in a $33 million unfavorable effect to net income.

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

The fee revenue that we earn on equity-based variable annuities and VUL insurance policies is based upon account values.  Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee revenue.  Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), DFEL and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  For example, in the fourth quarter of 2008, we reset our baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process.  As a result of this and the impact of the volatile capital market conditions on our annuity reserves, we had a cumulative unfavorable prospective unlocking of $223 million, after-tax.  If unfavorable economic conditions return, additional unlocking of our RTM assumptions could be possible in future periods.  However, if we were to have unlocked our RTM assumption in the corridor as of December 31, 2009, we would have recorded a favorable prospective unlocking of approximately $300 million, pre-tax, as a result of improved market conditions in 2009.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity products include guaranteed benefit riders.  These include GDB, GWB and GIB riders.  Our GWB, GIB and 4LATER® (a form of GIB rider) features have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). The benefit reserves resulting from a benefit ratio unlocking component are calculated in a manner consistent with our GDB, as described below.  We calculate the value of the embedded derivative reserve and the benefit reserves based on the specific characteristics of each guaranteed living benefit feature.  The amount of reserves related to GDB for variable annuities is tied to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach.  The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date.  Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach that is based on the projected future payments in excess of projected future account values.  The benefit ratio approach takes into account the present value of total expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date.  The amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.

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

Increases in reserves would result in a charge to our earnings in the quarter in which the increase occurs.  Therefore, we maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits.  However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, a strategic decision to under- or over-hedge in reaction to extreme market conditions or inconsistencies between economic and statutory reserving guidelines and divergence between the performance of the underlying funds and hedging indices.  For example, for the years ended December 31, 2009, 2008 and 2007, we experienced a breakage on our guaranteed living benefits net derivatives results of $(137) million, $176 million and $(136) million, respectively, pre-tax and before the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.  Breakage is defined as the difference between the change in the value of the liabilities, excluding the amount related to the non-performance risk component, and the change in the fair value of the derivatives.  Breakage can be positive or negative.  The non-performance risk factor is required under the Fair Value Measurements and Disclosures Topic of the FASB ASC, which requires us to consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities.  A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income.  Conversely, an increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income.

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

Because the profitability of our fixed annuity and interest-sensitive whole life, UL and fixed portion of defined contribution and VUL insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Some of our products, principally fixed annuities, interest-sensitive whole life, UL and the fixed portion of VUL insurance, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

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

Many of our transactions with financial and other institutions, including settling futures positions, specify the circumstances under which the parties are required to post collateral.  The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity.  In addition, under the terms of some of our transactions, we may be required to make payments to our counterparties related to any decline in the market value of the specified assets.

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

Defaults on our mortgage loans and write downs of mortgage equity may adversely affect our profitability.

Our mortgage loans face default risk and are principally collateralized by commercial properties.  Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances.  We establish valuation allowances for estimated impairments as of the balance sheet date based on information, such as the market value of the underlying real estate securing the loan, any third party guarantees on the loan balance or any cross collateral agreements and their impact on expected recovery rates.  As of December 31, 2009, there were nine impaired mortgage loans, or less than 1% of total mortgage loans, and eight commercial mortgage loans that were two or more payments delinquent.  The performance of our mortgage loan investments, however, may fluctuate in the future.  In addition, some of our mortgage loan investments have balloon payment maturities.  An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.

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

For information about our risk of write downs of mortgage equity, see “Consolidated Investments – Standby Real Estate Equity Commitments” and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Uses of Capital” in the MD&A.

Our investments are reflected within our consolidated financial statements utilizing different accounting bases, and, accordingly, there may be significant differences between cost and fair value that are not recorded in our consolidated financial statements.

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other invested assets.  The carrying value of such investments is as follows:

•
Fixed maturity and equity securities are classified as AFS, except for those designated as trading securities, and are reported at their estimated fair value.  The difference between the estimated fair value and amortized cost of such securities (i.e., unrealized investment gains and losses) is recorded as a separate component of other comprehensive income (loss) (“OCI”), net of adjustments to DAC, contract holder related amounts and deferred income taxes;

•
Fixed maturity and equity securities designated as trading securities, which in certain cases support reinsurance arrangements, are recorded at fair value with subsequent changes in fair value recognized in realized loss.  However, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  However, there are trading securities associated with the disability income business for which the reinsurance agreement with Swiss Re was rescinded, and therefore, we now retain the gains and losses on those securities;

•
Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value;

•	Mortgage loans on real estate are carried at unpaid principal balances, adjusted for any unamortized premiums or discounts and deferred fees or expenses, net of valuation allowances;
•	Policy loans are carried at unpaid principal balances;
•	Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting; and
•
Other invested assets consist principally of derivatives with positive fair values.  Derivatives are carried at fair value with changes in fair value reflected in income from non-qualifying derivatives and derivatives in fair value hedging relationships.  Derivatives in cash flow hedging relationships are reflected as a separate component of other comprehensive income or loss.

Investments not carried at fair value on our consolidated financial statements, principally, mortgage loans, policy loans and real estate, may have fair values which are substantially higher or lower than the carrying value reflected on our consolidated financial statements.  In addition, unrealized losses are not reflected in net income unless we realize the losses by either selling the security at below amortized cost or determine that the decline in fair value is deemed to be other-than-temporary (i.e., impaired).  Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity and trading securities and short-term investments, which are reported at fair value on our Consolidated Balance Sheets, represented the majority of our total cash and invested assets.  Pursuant to the Fair Value Measurements and Disclosures Topics of the FASB ASC, we have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The determination of fair values in the absence of quoted market prices is based on valuation methodologies, securities we deem to be comparable and assumptions deemed appropriate given the circumstances.  The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty.  Factors considered in estimating fair value include coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer and quoted market prices of comparable securities.  The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of significantly increasing/decreasing or high/low interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment.  In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold.  Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.  Decreases in value may have a material adverse effect on our results of operations or financial condition.

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 24% of the carrying value of our total cash and invested assets as of December 31, 2009.  Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.

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

In addition, other external factors may cause a drop in value of investments, such as ratings downgrades on asset classes.  For example, Congress has proposed legislation to amend the U.S. Bankruptcy Code to permit bankruptcy courts to modify mortgages on primary residences, including an ability to reduce outstanding mortgage balances.  Such actions by bankruptcy courts may impact the ratings and valuation of our residential mortgage-backed investment securities.

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

We adopted updates to the Investments – Debt and Equity Securities Topic of the FASB ASC for our debt securities effective January 1, 2009.  This adoption required that an other-than-temporary impairment (“OTTI”) loss be separated into the amount representing the decrease in cash flows expected to be collected, or “credit loss,” which is recognized in earnings, and the amount related to all other factors, or “noncredit loss,” which is recognized in OCI.  In addition, the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery was replaced by the requirement for management to assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude than an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in OCI to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.  Net OTTI recognized in net income (loss) was $392 million, $851 million and $261 million, pre-tax, for the years ended December 31, 2009, 2008 and 2007, respectively.  The portion of OTTI recognized in OCI for the year ended December 31, 2009, was $275 million, pre-tax.

Related to our unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized.  The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets.  Realized losses or impairments may have a material adverse impact on our results of operations and financial position.

We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.

As of December 31, 2009, we had approximately $1.5 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

1.  LNL’s RBC ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or
2.  (i) The sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative, and (ii) our consolidated stockholders’ equity (excluding accumulated OCI and any increase in stockholders’ equity resulting from the issuance of preferred stock during a quarter), or “adjusted stockholders’ equity,” as of (x) the most recently completed quarter and (y) the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is ten fiscal quarters prior to the last completed quarter, or the “benchmark quarter.”

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed, and, in the case of test 2 above, our adjusted stockholders’ equity amount increased or declined by less than 10% as compared to the adjusted stockholders’ equity at the end of the benchmark quarter for each interest payment date as to which interest payment restrictions were imposed by test 2 above.

If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities, nor will a nonpayment of interest, unless it lasts for ten consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.

In recent quarters, we have triggered the net income test as a result of quarterly consolidated net losses, and we may continue to trigger the net income test looking forward to future quarters.  However, our efforts to raise capital in the form of equity in the second and third quarters of 2009 resulted in no trigger of the overall stockholders’ equity test looking forward to the quarters ending March 31, 2010, and June 30, 2010.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as VACARVM and principles based reserving, our inability to secure capital market solutions to provide reserve relief, such as issuing letters of credit to support captive reinsurance structures, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  Most of these factors are outside of our control.  Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.  In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase at a rate greater than the rate of change of the markets.  Increases in reserves reduce the statutory surplus used in calculating our RBC ratios.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.  Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.  For more information on risks regarding our ratings, see “A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” below.

A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and rate our debt.  Ratings are not recommendations to buy our securities.  Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.  In late September and early October of 2008, A.M. Best, Fitch, Moody’s and S&P each revised their outlook for the U.S. life insurance sector from stable to negative.  We believe that the rating agencies continue to have the life insurance industry on negative outlook until a sustained recovery in the general economy.

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

As a result of raising capital of approximately $2.1 billion in the second and third quarters of 2009, Moody’s, S&P, Fitch and A.M. Best affirmed our debt ratings and the financial strength ratings of LNL, LLANY and FPP.  Our ratings outlook remains negative, with the exception of S&P, which revised its outlook to stable from negative.  All of our ratings and ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain these ratings.  See “Item 1.  Business – Ratings” for a complete description of our ratings.

Certain blocks of our insurance business purchased from third-party insurers under indemnity reinsurance agreements may require us to place assets in trust, secure letters of credit or return the business, if the financial strength ratings and/or capital ratios of certain insurance subsidiaries are not maintained at specified levels.

Under certain indemnity reinsurance agreements, one of our insurance subsidiaries, LLANY, provides 100% indemnity reinsurance for the business assumed, however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2009, we held statutory reserves of approximately $3.4 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide letters of credit at least equal to the relevant statutory reserves.  Under the largest indemnity reinsurance arrangement, we held approximately $2.2 billion of statutory reserves as of December 31, 2009.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain a RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other arrangements, by which we established approximately $1 billion of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2009, LLANY’s RBC ratio exceeded 600%.  See “Item 1.  Business – Ratings” for a complete description of our ratings.

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

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2009, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, LFN and LFD, as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  LNC, as a savings and loan holding company and NCLS are subject to regulation and supervision by the Office of Thrift Supervision.  As a savings and loan holding company, we would also be subject to the requirement that our activities be financially-related activities as defined by federal law (which includes insurance activities).  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.  Finally, our radio operations require a license, subject to periodic renewal, from the Federal Communications Commission to operate.  While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations.

Recently, there has been an increase in potential federal initiatives that would affect the insurance industry.  In January 2010, the White House proposed as a part of its budget proposal a new “financial crisis responsibility fee” on certain financial institutions as a means to recoup any shortfall in revenues resulting from the TARP program, so that the program does not add to the federal budget deficit.  As proposed, the fee would apply to financial institutions, including bank holding companies, thrift holding companies, insured depositories, and insurance companies that own one of these entities, with over $50 billion in assets, regardless of whether the firm participated in the TARP program.  The fee as proposed is expected to be an assessment of 15 basis points against a calculated “covered liabilities” amount and would be in place for a minimum of 10 years.  Details as to the precise calculation of “covered liabilities” are still unclear.  Further, legislation implementing this fee will need to be introduced and passed by Congress before this tax would take effect.  In December 2009, the House passed H.R. 4173, “The Wall Street Reform and Consumer Protection Act of 2009,” a wide-ranging bill that includes a number of reforms.  The bill includes, among other things, a new harmonized fiduciary standard for broker-dealers and investment advisers, the creation of the Consumer Financial Protection Agency, the creation of a pre-funded resolution trust to cover the costs of winding down certain failing institutions, the creation of the Federal Insurance Office within the Treasury Department and provisions relating to executive compensation.  The bill would require financial institutions, including insurance companies, to contribute funds to the resolution trust.  The ultimate impact of any of these federal initiatives on our results of operations, liquidity or capital resources is currently indeterminable.

Many of the foregoing regulatory or governmental bodies have the authority to review our products and business practices and those of our agents and employees.  In recent years, there has been increased scrutiny of our businesses by these bodies, which has included more extensive examinations, regular sweep inquiries and more detailed review of disclosure documents.  These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper.  These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

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

As a result of this regulation, we have established higher statutory reserves for term and UL insurance products and changed our premium rates for term life insurance products.  We also have implemented reinsurance and capital management actions to mitigate the capital impact of XXX and AG38, including the use of letters of credit to support the reinsurance provided by captive reinsurance subsidiaries.  In addition, although formal details have not been provided, we anticipate the rating agencies may require a portion of these letters of credit to be included in our leverage calculations, which would pressure our leverage ratios and potentially our ratings.  Therefore, we cannot provide assurance that there will not be regulatory, rating agency or other challenges to the actions we have taken to date.  The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.  In addition, as a result of current capital market conditions and disruption in the credit markets, our ability to secure additional letters of credit or to secure them at current costs may impact the profitability of term and UL insurance products.  See “Results of Insurance Solutions – Insurance Solutions – Life Insurance” in the MD&A for a further discussion of our capital management in connection with XXX.

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

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

For example, the SEC has proposed that large accelerated filers in the U.S. be required to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than GAAP, beginning with their fiscal year 2014 Annual Reports on Form 10-K.  The Form 10-K would include audited IFRS financial statements for the transitional year, as well as the two preceding fiscal years.  Thus, an issuer adopting IFRS in 2014 would need to file audited IFRS financial statements for fiscal years 2012, 2013, and 2014 in its Form 10-K for the fiscal year ended 2014.  Despite the movement toward convergence of GAAP and IFRS, IFRS will be a complete change to our accounting and reporting and converting to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure.  IFRS will affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally.  Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.  For more information on pending material legal proceedings, see Note 14.

Changes in U.S. federal income tax law could increase our tax costs and make the products that we sell less desirable.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate and lower our net income.  For example, on February 1, 2010, the Treasury Department released the “General Explanations of the Administration’s Fiscal Year 2011 Revenue Proposals” including proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  The statutory changes contemplated by the Administration’s revenue proposals would, if enacted into law, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividend received deduction.  The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2009, included a separate account dividend received deduction benefit of $77 million.  In addition, the proposals would affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.  If proposals of this type were enacted, our sale of COLI, variable annuities and variable life products could be adversely affected and our actual tax expense could increase, reducing earnings.

Our enterprise risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

We have devoted significant resources to develop our enterprise risk management policies and procedures and expect to continue to do so in the future.  Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective.  Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models.  As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths.  Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated.  Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2009, we ceded $342.6 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2009, we had $6.4 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $3.0 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $1.9 billion as of December 31, 2009.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re was required to fund an additional trust to support this business of approximately $1.4 billion as of December 31, 2009, which was established during the fourth quarter of 2009.  Furthermore, approximately $1.3 billion of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

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

Our insurance operations are exposed to the risk of catastrophic mortality, such as a pandemic, an act of terrorism, natural disaster or other event that causes a large number of deaths or injuries.  Significant influenza pandemics have occurred three times in the last century, but the likelihood, timing or severity of a future pandemic cannot be predicted.  Additionally, the impact of climate change could cause changes in weather patterns, resulting in more severe and more frequent natural disasters such as forest fires, hurricanes, tornados, floods and storm surges.  In our group insurance operations, a localized event that affects the workplace of one or more of our group insurance customers could cause a significant loss due to mortality or morbidity claims.  These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.  Pandemics, natural disasters and man-made catastrophes, including terrorism, may produce significant damage in larger areas, especially those that are heavily populated.  Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition.  Also, catastrophic events could harm the financial condition of our reinsurers and thereby increase the probability of default on reinsurance recoveries.  Accordingly, our ability to write new business could also be affected.

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

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled people we need to support our business.

Our success depends, in large part, on our ability to attract and retain key people.  Intense competition exists for the key employees with demonstrated ability, and we may be unable to hire or retain such employees, particularly in light of compensation restrictions that will be applicable to us in connection with our participation in the TARP CPP.  The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.  We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position.  Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees, including financial advisors, wholesalers and other employees, as well as independent distributors of our products.

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

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.  Although we use a broad range of measures to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property.  We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability, which represents a diversion of resources that may be significant in amount and may not prove successful.  Additionally, complex legal and factual determinations and evolving laws and court interpretations make the scope of protection afforded our intellectual property uncertain, particularly in relation to our patents.  While we believe our patents provide us with a competitive advantage, we cannot be certain that any issued patents will be interpreted with sufficient breadth to offer meaningful protection.  In addition, our issued patents may be successfully challenged, invalidated, circumvented or found unenforceable so that our patent rights would not create an effective competitive barrier.  The loss of intellectual property protection or the inability to secure or enforce the protection of our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

We are an Indiana corporation subject to Indiana state law.  Certain provisions of Indiana law could interfere with or restrict takeover bids or other change in control events affecting us.  Also, provisions in our articles of incorporation, bylaws and other agreements to which we are a party could delay, deter or prevent our change in control, even if a change in control would be beneficial to shareholders.  In addition, under Indiana law, directors may, in considering the best interests of a corporation, consider the effects of any action on shareholders, employees, suppliers and customers of the corporation and the communities in which offices and other facilities are located, and other factors the directors consider pertinent.  One statutory provision prohibits, except under specified circumstances, LNC from engaging in any business combination with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an “interested shareholder”) for a period of five years following the time that such shareholder became an interested shareholder, unless such business combination is approved by the board of directors prior to such person becoming an interested shareholder.  In addition, our articles of incorporation contain a provision requiring holders of at least three-fourths of our voting shares then outstanding and entitled to vote at an election of directors, voting together, to approve a transaction with an interested shareholder rather than the simple majority required under Indiana law.

In addition to the anti-takeover provisions of Indiana law, there are other factors that may delay, deter or prevent our change in control.  As an insurance holding company, we are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled.  The insurance holding company acts and regulations restrict the ability of any person to obtain control of an insurance company without prior regulatory approval.  Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company, or an insurance holding company which controls an insurance company, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company or insurance company.  “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.  Similarly, as a result of our ownership of NCLS, LNC is considered to be a savings and loan holding company.  Federal banking laws generally provide that no person may acquire control of LNC, and gain indirect control of NCLS without prior regulatory approval.  Generally, beneficial ownership of 10% or more of the voting securities of LNC would be presumed to constitute control.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2009, LNC and our subsidiaries owned or leased approximately 3.7 million square feet of office space.  We leased 0.3 million square feet of office space in Philadelphia, Pennsylvania for our former Investment Management segment and for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Retirement Solutions – Annuities and Retirements Solutions – Defined Contribution segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Insurance Solutions – Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Insurance Solutions – Group Protection segment.  An additional 1.3 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 14, the rental expense on operating leases for office space and equipment was $55 million for 2009.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 14, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2009, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 20, 2010, were as follows:

Name	Age (2)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	60
President, Chief Executive Officer and Director (since July 2007).  President, Chief Operating Officer and Director (April 2006 - July 2007).  President and Chief Executive Officer, Jefferson-Pilot (2004 - April 2006).  President and Chief Operating Officer, Jefferson-Pilot (2001 - April 2006).

Lisa M. Buckingham	44
Senior Vice President, Chief Human Resources Officer (since December 2008).  Senior Vice President, Global Talent, Thomson Reuters, a provider of information and services for businesses and professionals (April 2008 - November 2008).  Senior Vice President, Human Resources, Thomson Corporation (2002 - April 2008).

Charles C. Cornelio	50
President, Defined Contribution (since December 2009).  Executive Vice President, Chief Administrative Officer (November 2008-December 2009).  Senior Vice President, Shared Services and Chief Information Officer (April 2006 - November 2008).  Executive Vice President, Technology and Insurance Services, Jefferson-Pilot (2004 - April 2006).  Senior Vice President, Jefferson-Pilot (1997 - 2004).

Frederick J. Crawford	46	Executive Vice President and Chief Financial Officer (since November 2008). Senior Vice President and Chief Financial Officer (2005 - November 2008). Vice President and Treasurer (2001 - 2004).

Robert W. Dineen	60
President, Lincoln Financial Network, and CEO, Lincoln Financial Advisors (1) (since 2002).  Senior Vice President, Managed Asset Group, Merrill Lynch & Co., a diversified financial services company (2001 - 2002).

Heather C. Dzielak	41
Senior Vice President, Chief Marketing Officer (since January 2009).  Senior Vice President, Retirement Income Security Ventures (September 2006 - January 2009).  Vice President, Lincoln National Life Insurance Company (1) (December 2003 - September 2006).

Wilford H. Fuller	39
President and CEO, Lincoln Financial Distributors (1) (since February 2009).  Head, Distribution, Global Wealth Management, Merrill Lynch & Co., a diversified financial services company (2007-2009).  Head, Distribution, Managed Solutions Group, Merrill Lynch & Co. (2005-2007).  National Sales Manager, Merrill Lynch & Co. (2000-2005).

Mark E. Konen	50
President, Insurance and Retirement Solutions (since July 2008 and February 2009 respectively).  President, Individual Markets (April 2006 - July 2008).  Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 - April 2006).  Executive Vice President, Product/Financial Management, Jefferson-Pilot (2002 - 2004).

(1)	Denotes an affiliate of LNC.
(2)	Age shown is based on the officer’s age as of February 20, 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

 (a)    Stock Market and Dividend Information

Our common stock is traded on the New York and Chicago stock exchanges under the symbol LNC.  As of January 29, 2010, the number of shareholders of record of our common stock was 11,183.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 in the accompanying notes to the consolidated financial statements presented in Item 8.  The following table presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2009
High	$25.59	$19.99	$27.82	$28.10
Low	4.90	5.52	14.34	21.99
Dividend declared	0.010	0.010	0.010	0.010

2008
High	$58.11	$56.80	$59.99	$45.50
Low	45.50	45.18	39.83	4.76
Dividend declared	0.415	0.415	0.415	0.210

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following table summarizes our stock repurchases during the quarter ended December 31, 2009 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
10/1/09 - 10/31/09	367	$26.48	-	$1,204

11/1/09 - 11/30/09	10,823	24.35	-	1,204

12/1/09 - 12/31/09	-	-	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 11,190 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended December 31, 2009, there were no shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2 billion increase to our existing securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  At December 31, 2009, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  However, in the fourth quarter of 2008, we announced a suspension of share repurchased under this program.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in footnote (1) are not included in our security repurchase.  As required under the Troubled Asset Relief Program Capital Purchase Program, repurchases of the Company’s outstanding preferred and common stock are subject to certain restrictions (unless the U.S. Treasury consents).  In addition to these restrictions, in connection with this arrangement, the Company will comply with enhanced compensation restrictions for certain executives and employees.

(3)	As of the last day of the applicable month.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Item 6.  Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”and the accompanying notes to the consolidated financial statements presented in Item 8.  Some previously reported amounts have been reclassified to conform to the presentation as of and for the year ended December 31, 2009.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Total revenues	$8,499	$9,224	$9,614	$8,002	$4,649
Income (loss) from continuing operations	(415)	(10)	1,199	1,199	761
Net income (loss)	(485)	57	1,215	1,316	831
Per share data (1) (2):
Income (loss) from continuing operations - basic	$(1.60)	$(0.04)	$4.44	$4.75	$4.40
Income (loss) from continuing operations - diluted	(1.60)	(0.04)	4.37	4.68	4.32
Net income (loss) - basic	(1.85)	0.22	4.50	5.21	4.80
Net income (loss) - diluted	(1.85)	0.22	4.43	5.13	4.72
Common stock dividends	0.040	1.455	1.600	1.535	1.475

	As of December 31,
	2009	2008	2007	2006	2005
Assets	$177,433	$163,136	$191,435	$178,495	$124,860
Long-term debt	5,050	4,731	4,618	3,458	1,333
Stockholders' equity	11,700	7,977	11,718	12,201	6,384
Per common share data (1):
Stockholders' equity including accumulated
other comprehensive income (3)	$36.02	$31.15	$44.32	$44.21	$36.69
Stockholders' equity excluding accumulated
other comprehensive income (3)	36.89	42.09	43.46	41.99	33.66
Market value of common stock	24.88	18.84	58.22	66.40	53.03

(1)
Per share amounts were affected by the issuance of 112.3 million shares for the acquisition of Jefferson-Pilot in 2006 and the retirement of less than 1 million, 9.3 million, 15.4 million, 16.9 million, and 2.3 million shares of common stock during the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(2)	For discussion of the reduction of net income (loss) available to common shareholders see Note 15.
(3)	Per share amounts are calculated under the assumption that our Series A preferred stock has been converted to common stock, but exclude Series B preferred stock balances as it is non-convertible.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2009, compared with December 31, 2008, and the results of operations in 2009 and 2008, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Income (loss) from operations is net income recorded in accordance with GAAP excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sales or disposals of securities;
▪	Impairments of securities;
▪	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of our trading securities;
▪	Change in the fair value of the derivatives we own to hedge our guaranteed death benefit (“GDB”) riders within our variable annuities, which is referred to as “GDB derivatives results”;
▪
Change in the fair value of the embedded derivatives of our guaranteed living benefit (“GLB”) riders within our variable annuities accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”), net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves, the net of which is referred to as “GLB net derivative results”; and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“indexed annuity forward-starting option”).

•
Change in reserves accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC resulting from benefit ratio unlocking on our GDB and GLB riders (“benefit ratio unlocking”);

•	Income (loss) from the initial adoption of new accounting standards;
•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;
•	Gain (loss) on early extinguishment of debt;
•	Losses from the impairment of intangible assets; and
•	Income (loss) from discontinued operations.

Income (loss) from operations available to common stockholders is net income (loss) available to common stockholders (used in the calculation of earnings (loss) per share) in accordance with GAAP, excluding the after-tax effects of the items above and any acceleration of our Series B preferred stock discount as a result of repayment prior to five years from the date of issuance.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized loss;
•	Amortization of deferred front-end loads (“DFEL”) arising from changes in GDB and GLB benefit ratio unlocking;
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and
•	Revenue adjustments from the initial adoption of new accounting standards.

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

We use our prevailing corporate federal income tax rate of 35% while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our non-GAAP measures to the most comparable GAAP measure.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Certain reclassifications have been made to prior periods’ financial information.

FORWARD-LOOKING STATEMENTS – CAUTIONARY LANGUAGE

Certain statements made in this report and in other written or oral statements made by us or on our behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like:  “believe,” “anticipate,” “expect,” “estimate,” “project,” “will,” “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance.  In particular, these include statements relating to future actions, trends in our businesses, prospective services or products, future performance or financial results and the outcome of contingencies, such as legal proceedings.  We claim the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

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

•	Uncertainty about the impact of existing or new stimulus legislation on the economy;
•	The cost and other consequences of our participation in the Capital Purchase Program (“CPP”), including the impact of existing regulation and future regulations to which we may become subject;
•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital (“RBC”) requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline (“AG”) 43 (“AG43,” also known as Commissioners Annuity Reserve Valuation Method for Variable Annuities or “VACARVM”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

•
The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings, such as:  adverse actions related to present or past business practices common in businesses in which we compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and extra-contractual and class action damage cases; new decisions that result in changes in law; and unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of our subsidiaries’ fixed annuity and life insurance businesses and demand for their products;
•
A decline in the equity markets causing a reduction in the sales of our subsidiaries’ products, a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and DFEL and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

•	Ineffectiveness of our various hedging strategies used to offset the impact of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;

•
A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products, in establishing related insurance reserves and in the amortization of intangibles that may cause an increase in reserves and/or a reduction in assets, resulting in a corresponding decrease in net income;

•	Changes in GAAP that may result in unanticipated changes to our net income;
•
Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•
Lowering of one or more of the insurer financial strength ratings of our insurance subsidiaries and the adverse impact such action may have on the premium writings, policy retention, profitability of our insurance subsidiaries and liquidity;

•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in our portfolios requiring that we realize losses on such investments;
•
The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

•	The adequacy and collectibility of reinsurance that we have purchased;
•	Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;
•
Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that our subsidiaries can charge for their products;

•
The unknown impact on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life; and

•	Loss of key management, financial planners or wholesalers.

The risks included here are not exhaustive.  Other sections of this report, our quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could impact our businesses and financial performance, including “Part I – Item 1A. Risk Factors,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and the risk discussions included in this section under “Critical Accounting Policies and Estimates,” “Consolidated Investments” and “Reinsurance,” which are incorporated herein by reference.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the impact of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance and mutual funds.

We provide products and services in two operating businesses and report results through four business segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
Group Protection

Our individual products and services and defined contribution plans are distributed primarily through consultants, brokers, planners, agents and other intermediaries with sales and marketing support provided by approximately 540 wholesalers within Lincoln Financial Distributors (“LFD”), our wholesaling distributor.  Our Insurance Solutions – Group Protection segment distributes its products and services primarily through employee benefit brokers, third party administrators (“TPAs”) and other employee benefit firms with sales support provided by its group and retirement sales specialists.  Our retail distributor, Lincoln Financial Network, offers proprietary and non-proprietary products and advisory services through a national network of approximately 7,700 active producers who placed business with us within the last twelve months.

These operating businesses and their segments are described in “Part I – Item 1. Business” above.

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Other Operations also includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net assets; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; our run-off Institutional Pension business; and external debt.

Our former Lincoln UK and Investment Management segments are reported in discontinued operations for all periods presented.  See “Acquisitions and Dispositions” and Note 3 below for more information.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Subsequent to the first quarter of 2009, the capital and credit markets improved following a period of extreme volatility and disruption that affected both equity market returns and interest rates.  During this period, credit spreads widened across asset classes and reduced liquidity in the credit markets.  The price of our common stock increased during 2009 to close at $24.88 on December 31, 2009, as compared to $18.84 on December 31, 2008, after having traded at a low of $4.90 during the first quarter of 2009.  Analysts and economists noted in January 2009 that the U.S. economy lost more jobs in 2008 than in any year subsequent to World War II and projected that the economic recovery might take longer than previously expected.  We also experienced a series of ratings downgrades primarily from February 2009 to May 2009 as depressed capital markets continued to strain our liquidity as we prepared to fund debt maturities in the second quarter of 2009; however, during June of 2009 and following the announcement about our planned capital actions discussed below, all four of the major independent rating agencies affirmed our financial strength ratings, and Standard & Poor’s (“S&P”) improved its outlook on our company to stable from negative.  For more information about ratings, see “Part I – Item 1. Business – Ratings.”

Although market conditions have improved, we expect earnings will continue to be unfavorably impacted by the prior significant decline in the equity markets.  Due to these challenges, the capital markets had a significant effect on our segment income (loss) from operations and consolidated net loss during 2009.  In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.  During 2009, we experienced modestly lower deposits but significantly higher net flows than in 2008.

The markets have primarily impacted the following areas:

Adequacy of Our Liquidity and Capital Positions

The continued adequacy of our capital resources to meet requirements of our businesses and our holding company depends upon such factors as market conditions and our ability to access sources of liquidity.  In addition, market volatility impacts the level of capital required to support our businesses.

Given this dynamic and challenging environment that began in the fourth quarter of 2008, we have taken the following measures to prudently and actively manage our liquidity and capital positions as discussed below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources”:

•
We reduced our dividend in October 2008 from $0.415 to $0.21 per share, and we further reduced the dividend in February 2009 from $0.21 to $0.01 per share, which, along with the prior reduction, increased our cash flow by $400 million annually.

•
We launched an expense reduction initiative in December 2008 that was intended primarily to adjust capacity of volume-sensitive areas to the reduction in volumes we were experiencing related to the challenging economic environment and to improve efficiencies across the entire organization.  We completed this initiative in June 2009 and achieved an annualized gross general and administrative expense reduction that will improve our capital position by $140 million to $160 million annually, after-tax.

•	We suspended any further stock repurchase activity in October 2008.
•	We issued $690 million of common stock and $500 million of senior notes during the second quarter of 2009.
•
We issued $950 million of preferred stock and a common stock warrant through the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) CPP in the third quarter of 2009, as discussed below in “TARP CPP.”

•
We also issued $300 million of senior notes during the fourth quarter of 2009, of which most of the proceeds will be used to pay the maturity of the $250 million floating rate senior note due on March 12, 2010.

•	We completed the sale of the Lincoln UK in October 2009 for proceeds of $307 million, after-tax, subject to customary post-closing adjustments.
•	We completed the sale of Delaware, our investment management operation, in January 2010 for proceeds of approximately $405 million, after-tax, subject to customary post-closing adjustments.

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets.  We discuss the earnings impact of the equity markets on account values and the related asset-based earnings below in “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”  From the end of 2008 to December 31, 2009, our account values were up $23.2 billion driven by strong deposits, positive net flows and recent improvements in the equity markets.  While our ending variable account values as of December 31, 2009, were modestly higher than as of December 31, 2008, the daily average account values were much lower than the corresponding period in the prior year, consistent with the reduction in our asset-based earnings.  Accordingly, we may continue to report lower asset-based fees and higher DAC and VOBA amortization relative to expectations or prior periods.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists primarily of hedge funds and various limited partnership investments, to under-perform relative to our long-term return expectations.  During 2009, the most significant unfavorable impact from these investments was related to audit adjustments from the completion of calendar-year financial statement audits of our investees, determined and recognized during the second quarter of 2009.  The audit reports that we received for these investees reflected a lower equity balance than the unaudited financial statements that we used as the basis for valuation at year end 2008 and the first quarter of 2009.  These investments impact primarily our Insurance Solutions – Life Insurance segment and to a lesser extent our other segments.  See “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments” and “Consolidated Investments – Alternative Investments” for additional information on our investment portfolio and further discussion of the nature of the audit adjustments referred to above.

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

The non-performance risk (“NPR”) factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  The NPR factors are impacted by our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the impact of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.  This had an unfavorable effect during 2009 attributable to narrowing of credit spreads.  These results are excluded from the Retirement Solutions – Annuities and Defined Contribution segments’ operating revenues and income from operations.  See “Realized Loss – Operating Realized Gain – GLB” for information on our methodology for calculating the NPR.

We also offer variable products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits,” we use derivative instruments to attempt to hedge the income statement impact in the opposite direction of the GDB benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations.

Variable Annuity Business Model

In order to address the realities of the current market conditions in the variable annuity marketplace, in late January 2009, we introduced changes to our GLB riders including increased rider fees, reduced roll-up periods and tighter investment restrictions on new business and a large percentage of in-force account value.  Increased equity market implied volatility and falling interest rates have increased the cost of providing GLBs.  The January product changes reduce benefits provided under the contracts while also compensating us for increasing costs to provide the benefits.  In addition, in October 2009, we removed the ability for contract holders to double their guaranteed amount if held for 10 years without withdrawal or an implied 7.2% roll-up.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses that reduced net income by $286 million for 2009 and included credit-related write-downs of securities for other-than-temporary impairments (“OTTI”) of $255 million.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment like we did in late 2008 and early 2009, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads) as of December 31, 2009, compared to December 31, 2008, have resulted in the $4.5 billion decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of December 31, 2009.

TARP CPP

On November 13, 2008, we filed an application to participate in the CPP that was established under the Emergency Economic Stabilization Act of 2008 (“EESA”).  On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB, a federally regulated savings bank, located in Indiana.  We contributed $10 million to the capital of Newton County Loan & Savings, FSB, and closed on the purchase on January 15, 2009.  On May 8, 2009, the U.S. Treasury granted us preliminary approval to participate in the CPP.  On July 10, 2009, we issued, in a private placement, $950 million of Series B preferred stock and a warrant for 13,049,451 shares of our common stock with an exercise price of $10.92 per share to the U.S. Treasury under the CPP.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” for more information about our preferred stock issuance.

We are subject to certain restrictions, notably, limits on incentive compensation for certain executives and employees for the duration of the U.S. Treasury’s investment.  We are also subject to limits on increasing the dividend on our common stock and redeeming capital stock (unless the U.S. Treasury consents), both of which apply until the third anniversary of the U.S. Treasury’s investment unless we redeem the Series B preferred shares in whole or the U.S. Treasury transfers all of the Series B preferred stock to third parties.

Industry Trends

We continue to be influenced by a variety of trends that affect the industry.

Financial Environment

The level of long-term interest rates and the shape of the yield curve can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities and UL.  A flat or inverted yield curve and low long-term interest rates will be a concern if new money rates on corporate bonds are lower than overall life insurer investment portfolio yields.  Equity market performance can also impact the profitability of life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance.  A steady economy is important as it provides for continuing demand for insurance and investment-type products.  Insurance premium growth, with respect to group life and disability products, for example, is closely tied to employers’ total payroll growth.  Additionally, the potential market for these products is expanded by new business creation.  See “Current Market Conditions” above for further discussion of the current impact of volatility in the capital markets.

Economic Environment

The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced that a U.S. recession began in December of 2007.  While the economy is believed to have rebounded during the third quarter of 2009, analysts believe that unemployment will remain high well into 2010, likely restraining consumption.  Analysts do not expect the labor market to regain the jobs lost during the recession until 2012 or beyond.  The slow recovery of the U.S. economy is likely to result in businesses and consumers spending less, including on the products the insurance industry markets and sells.

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

Moreover, the insurance industry’s products, and the needs they are designed to address, are complex.  We believe that individuals approaching retirement age will need to seek information to plan for and manage their retirements.  In the workplace, as employees take greater responsibility for their benefit options and retirement planning, they will need information about their possible individual needs.  One of the challenges for the insurance industry will be the delivery of this information in a cost effective manner.

Competitive Pressures

The insurance industry remains highly competitive, especially in this post-recessionary environment.  The product development and product life cycles have shortened in many product segments, leading to more intense competition with respect to product features.  Larger companies have the ability to invest in brand equity, product development, technology and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry.  In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition.  Sufficient scale, financial strength and financial flexibility are becoming prerequisites for sustainable growth in the life insurance industry.  Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

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

Issues and Outlook

Going into 2010, significant issues include:

•	Potential unstable credit markets that can impact our financing alternatives, spreads and other-than-temporary securities impairments;
•	Potential volatile equity markets that have a significant impact on our hedge program performance and revenues;
•
Continuation of the low interest rate environment, which affects the investment margins and reserve levels for many of our products, such as fixed annuities, UL and the fixed portion of defined contribution and VUL business;

•
Possible additional intangible asset impairments, such as goodwill, if the financial performance of our reporting units deteriorates, market observable transactions of businesses similar to ours occur that imply lower market valuations, our market capitalization remains below book value for a prolonged period of time or business valuation assumptions (such as discount rates and equity market volatility) are adversely affected;

•
Achieving continued sales success with our portfolio of products, including marketplace acceptance of new variable annuity features, as well as retaining management and wholesaler talent to maintain our competitive position;

•
Maturity of credit facilities in the first quarter of 2011 and related letters of credit (“LOCs”) that may remain outstanding until the first quarter of 2012 that support our life insurance business, and evolving treatment of reserve financing by rating agencies; and

•
Continuing focus by the government on tax and healthcare reform including potential changes in company dividends-received deduction (“DRD”) calculations, which may affect the value and profitability of our products and overall earnings.

In the face of these issues and potential issues, we expect to focus on the following throughout 2010:

•
Increasing our product development activities together with identifying future product development initiatives, with a focus on further reducing risk related to guaranteed benefit riders available with certain variable annuity contracts;

•
Making targeted strategic investments in our businesses to grow revenues and further spur productivity, particularly in Retirement Solutions – Defined Contribution and Insurance Solutions – Group Protection, with technology upgrades and new products for the voluntary market and an expanded distribution focus for our group business;

•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations;
•
Executing on financing strategies addressing the statutory reserve strain and expiring credit facilities related to our secondary guarantee UL products in order to manage our capital position effectively in accordance with our pricing guidelines; and

•	Closely monitoring our capital and liquidity positions taking into account the fragile economic recovery and changing statutory accounting and reserving practices.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial position.  In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events.  Actual results may differ from these estimates under different assumptions or conditions.  On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances.  For a detailed discussion of other significant accounting policies, see Note 1.

DAC, VOBA, DSI and DFEL

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force.  Our accounting policies for DAC, VOBA, DSI and DFEL impact the Retirement Solutions – Annuities, Retirement Solutions – Defined Contribution, Insurance Solutions – Life Insurance and Insurance Solutions – Group Protection segments.

Acquisition costs for variable annuity and deferred fixed annuity contracts and UL and VUL policies are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts.  Acquisition costs are those costs that vary with and are related primarily to new or renewal business.  These costs include commissions and other expenses that vary with new business volume.  The costs that we defer are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold or VOBA for books of business we acquired.  In addition, we defer costs associated with DSI and revenues associated with DFEL.  DSI is included within other assets on our Consolidated Balance Sheets and, when amortized, increases interest credited and reduces income.  DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases product expense charge revenues and income.

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

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2009, were as follows:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group	Other
	Annuities	Contribution	Insurance	Protection	Operations	Total
DAC and VOBA	$2,381	$538	$6,412	$159	$20	$9,510
DSI	320	3	-	-	-	323
Total	2,701	541	6,412	159	20	9,833
DFEL	182	-	1,156	-	-	1,338
Net total	$2,519	$541	$5,256	$159	$20	$8,495

Note:
The above table includes acquisition costs associated with whole life and term life insurance products and group life and disability policies that are amortized over periods of 10 to 30 years for life products and up to 15 years for group products on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  No DAC is being amortized for fixed and variable payout annuities.

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between future EGPs used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our projections of future EGPs.

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

Details underlying the increase (decrease) to income from continuing operations from our prospective unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Insurance fees:
Retirement Solutions - Annuities	$3	$(1)	$(1)
Insurance Solutions - Life Insurance	20	(28)	26
Total insurance fees	23	(29)	25
Realized gain (loss):
Indexed annuity forward-starting option	-	-	1
GLB	(26)	48	2
Total realized gain (loss)	(26)	48	3
Total revenues	(3)	19	28
Interest credited:
Retirement Solutions - Annuities	-	-	(1)
Total interest credited	-	-	(1)
Benefits:
Retirement Solutions - Annuities	1	1	2
Insurance Solutions - Life Insurance	(2)	85	-
Total benefits	(1)	86	2
Underwriting, acquisition, insurance and other expenses:
Retirement Solutions - Annuities	10	(2)	(12)
Retirement Solutions - Defined Contribution	(8)	-	3
Insurance Solutions - Life Insurance	33	(81)	21
Total underwriting, acquisition, insurance and other expenses	35	(83)	12
Total benefits and expenses	34	3	13
Income (loss) from continuing operations before taxes	(37)	16	15
Federal income tax expense (benefit)	(12)	6	5
Income (loss) from continuing operations	$(25)	$10	$10

During the fourth quarter of 2009, there was a $100 million, after-tax, unfavorable prospective unlocking due primarily to modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves and modifying our fund assumptions with regard to our hedged indices.

Because equity market movements have a significant impact on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets; therefore, significant and sustained changes in equity markets have had and could in the future have an impact on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) business and VUL business.  The table above excludes the impact of our prospective unlocking that we recognized in the fourth quarter of 2008, which is described below.

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process.  Under our RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in equity market returns.  However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

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

Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts.  This variable appreciation rate is before the deduction of our contract fees.  The actual variable appreciation rate in 2008 was significantly lower than the assumed rate with October of 2008 representing the worst returns in 21 years.  The negative returns in the fourth quarter of 2008 resulted in the piercing of the outer corridor in our Retirement Solutions businesses and our Insurance Solutions – Life Insurance segment.  Although the piercing of the outer corridor does not automatically result in a resetting of our RTM assumption, we determined that the significance of  unfavorable equity markets experienced during 2008 and the recessionary economic environment required a prospective unlocking related to RTM in the fourth quarter of 2008.  If unfavorable economic conditions return, additional unlocking of our RTM assumptions could be possible in future periods.  However, if we were to have unlocked our RTM assumption in the corridor as of December 31, 2009, we would have recorded a favorable prospective unlocking of approximately $300 million, pre-tax, as a result of improved market conditions in 2009.

Details underlying our fourth quarter 2008 prospective unlocking related to RTM and the impact of the volatile capital market conditions on our annuity reserves (in millions) were as follows:

For the Three
Months Ended
December 31,
2008
Insurance fees:
Retirement Solutions - Annuities	$26
Insurance Solutions - Life Insurance	16
Total insurance fees	42
Realized gain (loss):
GLB	70
Total realized gain (loss)	70
Total revenues	112
Interest credited:
Retirement Solutions - Annuities	37
Total interest credited	37
Benefits:
Retirement Solutions - Annuities	8
Retirement Solutions - Defined Contribution	1
Total benefits	9
Underwriting, acquisition, insurance and other expenses:
Retirement Solutions - Annuities	305
Retirement Solutions - Defined Contribution	39
Insurance Solutions - Life Insurance	65
Total underwriting, acquisition, insurance and other expenses	409
Total benefits and expenses	455
Income (loss) from continuing operations before taxes	(343)
Federal income tax benefit	(120)
Income (loss) from continuing operations	$(223)

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We are required to perform a two-step test in our evaluation of the carrying value of goodwill.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the reporting unit’s goodwill implied fair value is determined.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.  Refer to Note 10 of our consolidated financial statements for goodwill and intangible assets by reporting unit.

We use October 1 as the annual date for goodwill and other intangible assets impairment testing.  However, when factors indicate that impairment may exist, we would complete an interim test to reassess our conclusions related to goodwill recoverability.  We performed an interim test of goodwill impairment as of March 31, 2009, in response to the capital markets crisis experienced in early 2009.  All of our reporting units passed the Step 1 analysis, except for our Retirement Solutions – Annuities reporting unit, which required the completion of a Step 2 analysis.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill.  We assigned the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of March 31, 2009.  Based upon our Step 2 analysis, we recorded a goodwill impairment of $600 million for the Retirement Solutions – Annuities reporting unit that was attributable primarily to higher discount rates related to higher debt costs and equity market volatility, deterioration in equity market levels that impacted our variable account values and lower annuity sales.

Our Step 1 analysis as of March 31, 2009, for our Insurance Solutions – Life Insurance and Retirement Solutions – Annuities reporting units utilized primarily a discounted cash flow valuation technique, although limited available market data was also considered.  In determining the estimated fair value of these reporting units, we considered discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing these reporting units.  Our fair value estimations were based primarily on an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs (“income approach”).  The discounted cash flow analysis required us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.

The key assumptions used in the analysis to determine the fair value of these reporting units as of March 31, 2009, included:

•	New business for 10 years and run off of cash flows on in-force and new business for the life of the reporting unit;
•	Expense synergies assumption of 25% that would be expected to be realized in a market-participant transaction similar to prior market observable transactions and prior company experience;
•	Adjustments of several assumptions in our projections to reflect conservatism in the near-term as a result of the current volatility in the capital markets, including:
▪	Lower equity market returns for two years;
▪	Lower alternative investment income returns for two years; and
▪	Higher costs associated with LOCs related to reserve securitizations;
•
Discount rates ranging from 11.0% to 16.0% that were based on the weighted average cost of capital for each of our reporting units adjusted for the risks associated with the operations.  We used 11.0% for our Insurance Solutions – Life Insurance reporting unit and 16.0% for our Retirement Solutions – Annuities reporting unit.

For our other reporting units, we used other available information, including market data obtained through strategic reviews and other analysis, to support our Step 1 conclusions.

As part of our annual review process, we performed a Step 1 goodwill impairment analysis on all of our reporting units as of October 1, 2009.  The Step 1 analysis for our Insurance Solutions – Life Insurance and Retirement Solutions – Annuities reporting units included a roll forward of the estimated fair value of the reporting units from March 31, 2009.  In this roll forward, we identified the significant assumptions that impact the estimated fair value, evaluated how the assumptions had changed since March 31 to October 1 and quantified the approximate impact to the estimated fair value.  The key valuation drivers that were evaluated included:  sales projections, changes in interest rates, changes in equity markets and growth of business in force or account values.  We also updated our estimates of discount rates based upon current market observable inputs.  Discount rates ranging from 10% to 14.5% were used, which were based on the weighted average cost of capital for each of our reporting units adjusted for the risks associated with the operations.  We used 10% for our Insurance Solutions – Life Insurance reporting unit and 14% for our Retirement Solutions – Annuities reporting unit.  These discount rates reflected improvement since March 31, 2009, due primarily to significantly lower debt costs and lower equity risk premiums used as inputs into the discount rate calculations.

As of October 1, 2009, the estimated fair value of the reporting units within our Retirement Solutions and Insurance Solutions businesses was greater than the carrying value, and Step 2 was not required.  Subsequent to the goodwill impairment that we recorded for our Retirement Solutions – Annuities reporting unit in the first quarter of 2009, there was improvement in the equity markets that resulted in an increase to our fair value estimate for this reporting unit.  From March 31, 2009, to October 1, 2009, the estimated fair value of the Insurance Solutions – Life Insurance reporting unit was favorably impacted by lower discount rates and, to a lesser extent, the continued improvement in the equity markets, partially offset by a lower base of sales related to the temporary decline in sales experienced in early 2009 during the capital markets crisis.

We also completed a Step 1 and Step 2 analysis for our Media reporting unit as of October 1, 2009, as a result of continued deterioration in the radio market.  We have recorded several impairments over the past two years due to declining forecasts for advertising revenues.  Consequently, we recorded goodwill impairment and Federal Communications Commission (“FCC”) license intangible impairment for our media reporting unit as follows:

•	$79 million of goodwill impairment and $30 million of FCC license impairment during the fourth quarter of 2009;
•	$81 million of goodwill impairment and $77 million of FCC license impairment during the fourth quarter of 2008; and
•	$83 million of goodwill impairment and $56 million of FCC license impairment during the second quarter of 2008.

If current market conditions were to deteriorate to levels experienced during the end of 2008 and the first quarter of 2009, and, in particular, if our share price were to remain below book value per share for an extended period of time or deteriorate further, we may need to perform interim goodwill impairment tests in addition to our annual test as of October 1, 2010.  Subsequent reviews of goodwill could result in impairment of goodwill during 2010.  Factors that could result in impairment include, but are not limited to, the following:

•	Prolonged period of our book value exceeding our market capitalization;
•
Valuations of mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support different conclusions regarding the estimated fair value of our reporting units;

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

To illustrate the effect that changes in valuation assumptions could have on our estimate of our reporting units’ fair values, the following presents the hypothetical impact to segment implied fair value (in millions, except where otherwise noted) associated with specified sensitivities:

	Retirement	Insurance Solutions		Other
	Solutions -	Life	Group	Operations -
	Annuities	Insurance	Protection	Media
Carrying value as of December 31, 2009:
Goodwill	$440	$2,189	$274	$91
Net assets (1)	2,824	8,169	1,078	177
Estimated fair value as of December 31, 2009 (in billions)	4.9 to 5.7	8.5 to 9.0	1.4 to 1.6	0.2
Hypothetical estimated reduction in implied fair value attributable to:
100 basis point increase in discount rate	300	900	200	20
10% decline in forecasted sales and related expenses	67	225	100	N/A
10% decline in equity markets	200	20	N/A	N/A
10% decline in operating margin	N/A	N/A	N/A	15
100 basis point decline in revenue share	N/A	N/A	N/A	15
100 basis point decline in market growth rate	N/A	N/A	N/A	15

(1)	Excludes unrealized balances included in accumulated other comprehensive income.

Investments

Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities and redeemable preferred stock, and equity securities, mortgage loans and policy loans.  Our fixed maturity and equity securities that are classified as available-for-sale are carried at fair value with the difference from amortized cost included in stockholders’ equity as a component of accumulated other comprehensive income.  The difference is net of related DAC, VOBA, DSI and DFEL and amounts that would be credited to contract holders, if realized, and taxes.  We also have trading securities that consist of fixed maturity and equity securities in designated portfolios, some of which support modified coinsurance and coinsurance with funds withheld reinsurance arrangements.

Investment Valuation

We adopted the Fair Value Measurements and Disclosures Topic of the FASB ASC for all our financial instruments effective January 1, 2008.  For detailed discussions of the methodologies and assumptions used to determine the fair value of our financial instruments and a summary of our financial instruments carried at fair value as of December 31, 2009, see Notes 1, 2 and 22 of this report.

Subsequent to the adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC, we did not make any material changes to the valuation techniques or models used to determine the fair value of the assets we carry at fair value.  As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.

Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the Consolidated Balance Sheets, represented the majority of our total cash and invested assets.  Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

•
Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date, as we prohibit “blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market;

•
Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•
Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

The following summarizes our investments carried at fair value by pricing source and the Fair Value Measurements and Disclosures Topic of the FASB ASC hierarchy level (in millions):

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Priced by third party pricing services	$293	$52,270	$-	$52,563
Priced by independent broker quotations	-	-	3,270	3,270
Priced by matrices	-	7,310	-	7,310
Priced by other methods (1)	-	-	1,468	1,468
Total	$293	$59,580	$4,738	$64,611

Percent of total	0%	93%	7%	100%

(1)	Represents primarily securities for which pricing models were used to compute the fair values.

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

Level 3 assets include fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies.  This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including:  U.S. and foreign corporate securities (including below investment grade private placements); residential mortgage-backed securities; asset-backed securities; and other fixed maturity securities such as structured securities.  Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.  For the categories and associated fair value of our available-for-sale fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2009 and 2008, see Notes 1 and 22.

Our investment securities are valued using market inputs, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators and industry and economic events are monitored, and further market data is acquired if certain triggers are met.  Credit risk is also incorporated and considered in the valuation of our investment securities as we incorporate the issuer’s credit rating and a risk premium, if warranted, due to the issuer’s industry and the security’s time to maturity.  The credit rating is based upon internal and external analysis of the issuer’s financial strength.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants.  In order to validate the pricing information and broker/dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers as well as observations of general market movements for those asset classes.  The broker/dealer quotes are non-binding.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  It is possible that different valuation techniques and models, other than those described above, could produce materially different estimates of fair values.

Changes in our investments carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in our portfolio mix and increases and decreases in fair values as a result of those classifications.  During 2009, there were no material changes in investments classified as Level 3 of the fair value hierarchy.  For further detail, see Note 22.

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

After evaluating all factors and considering the significance and relevance of each factor, the reporting entity shall use its judgment in determining whether there has been a significant decrease in the volume and level of activity for the asset when the market for that asset is not active.  The factors should be considered in relation to the normal market activity for the asset.  As of December 31, 2009, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

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

As of December 31, 2009, we only obtained multiple prices for 54 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.

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

Broker-quoted securities are adjusted based solely on receipt of updated quotes from market makers or broker-dealers recognized as market participants.  Generally, the price for a security on this list is based on a quote from a single broker or market maker.  As of December 31, 2009, we used broker quotes for 238 securities as our final price source, representing less than 5% of total securities owned.

Valuation of Alternative Investments

Recognition of investment income on alternative investments is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners, as our venture capital, real estate and oil and gas portfolios are generally reported to us on a three-month delay, and our hedge funds are reported to us on a one-month delay.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the first or second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar year period.

Annually, typically during the first or second quarter, we obtain audited financial statements for our alternative investment partnerships for the preceding calendar year and recognize adjustments to the extent that the audited equity of the investee differs from the equity used for reporting in prior quarters.  Recorded audit adjustments impact our investment income on alternative investments in the period that the adjustments are recorded.

Write-Downs for OTTI and Allowance for Losses

We adopted updates to the Investments – Debt and Equity Securities Topic of the FASB ASC for our debt securities effective January 1, 2009, which replaced the requirement for management to assert that it has the intent and ability to hold an impaired security until recovery with the requirement for management to assert if it either has the intent to sell the security or if it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.  Under this new accounting guidance, if management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an OTTI shall be recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value as of the balance sheet date.  If management does not intend to sell the debt security and it is not more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred.  In this instance, the total OTTI must be bifurcated into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in other comprehensive income (loss) (“OCI”).

As a result of the adoption, we recorded a cumulative effect adjustment, resulting in an increase of $102 million to our January 1, 2009, opening balance of retained earnings with a corresponding decrease to accumulated OCI, to reclassify the noncredit portion of previously other-than-temporarily impaired debt securities.  In addition, the amortized cost basis of debt securities for which a noncredit OTTI loss was previously recognized was increased by $199 million, or the amount of the cumulative effect adjustment, pre-DAC, VOBA, DSI, DFEL and tax.  The fair value of our debt securities did not change as a result of the adoption.

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an OTTI has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred, and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss), as this amount is deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in OCI – unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this amount is considered a noncredit (i.e., recoverable) impairment.

When determining our intention regarding the sale of a security, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  The credit loss on a security is based upon our estimate of the decrease in expected cash flows or our best estimate of credit deterioration.

We recognized an OTTI loss of $434 million during 2009, of which $255 million was recognized in net income on our Consolidated Statements of Income (Loss) related to credit losses and $179 million was recognized in OCI on our Consolidated Statements of Stockholders’ Equity related to noncredit losses, respectively.  For additional details, see “Consolidated Investments” below and Notes 2 and 5.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an OTTI of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the FASB ASC.

Based on our evaluation of securities with an unrealized loss as of December 31, 2009, we do not believe that any additional OTTI, other than those already reflected in the financial statements, are necessary.  As of December 31, 2009, there were available-for-sale securities with unrealized losses totaling $2.7 billion, pre-tax, and prior to the impact of DAC, VOBA, DSI and other contract holder funds.

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

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of December 31, 2009, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See Note 6 for additional information on our accounting for derivatives.
We measure our derivative instruments at fair value, and as a result of adopting the Fair Value Measurements and Disclosures Topic of the FASB ASC on January 1, 2008, we decreased income from continuing operations by $16 million.  The impact to revenue is reported in realized loss and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments.  For a detailed description of the impact of adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC, see Note 2.

Subsequent to the adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC, we did not make any material changes to valuation techniques or models used to determine the fair value of the liabilities we carry at fair value.  As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.

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

The adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC increased our exposure to earnings fluctuations from period to period due to volatility of the fair value inputs in the current economic environment, including the inclusion of the NPR into the calculation of the GLB embedded derivative liability.  For additional information, see our discussion in “Realized Loss” below and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

The following summarizes the percentages of our future contract benefits (embedded derivatives) carried at fair value on a recurring basis by the Fair Value Measurements and Disclosures Topic of the FASB ASC hierarchy levels:

	As of December 31, 2009
				Total
				Fair
	Level 1	Level 2	Level 3	Value
Future contract benefits (embedded derivatives)	0%	3%	97%	100%

Changes of our future contract benefits carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in mix and increases and decreases in fair values as a result of those classifications.  During 2009, there were no material changes in future contract benefits classified as Level 3 of the fair value hierarchy.  For more information, see Notes 1 and 22.

Guaranteed Living Benefits

We have a dynamic hedging strategy designed to mitigate selected risk and income statement volatility caused by changes in the equity markets, interest rates and market implied volatilities associated with the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature and our i4LIFE® Advantage and 4LATER® Advantage guaranteed income benefit (“GIB”) features that are available in our variable annuity products.  We modified our hedging strategy during the fourth quarter of 2009 in anticipation of the adoption of VACARVM as of December 31, 2009.  We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  In addition to mitigating selected risk and income statement volatility, the hedge program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits, recognizing that such claims are likely to begin no earlier than approximately a decade in the future.

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

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  As of December 31, 2009, the fair value of the embedded derivative reserve, before adjustment for the required NPR factors, for GWB, the i4LIFE® Advantage GIB and the 4LATER® Advantage GIB were valued at $298 million, $192 million and $153 million, respectively.  See “Realized Loss – Operating Realized Gain – GLB” for information on how we determine our NPR.

As part of our current hedging program, equity market, interest rate and market implied volatility conditions are monitored on a daily basis.  We rebalance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these positions may not completely offset changes in the fair value embedded derivative reserve caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets, interest rates and market implied volatilities, realized market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.  This hedging strategy is managed on a combined basis with the hedge for our GDB features.

For more information on our GDB hedging strategy, see the discussion in “Future Contract Benefits and Other Contract Holder Obligations” below.

As of December 31, 2009, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $1.0 billion.  As of December 31, 2009, the sum of all GLB liabilities at fair value, excluding the NPR adjustment, and GDB reserves was $713 million, comprised of $643 million for GLB liabilities and $70 million for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $327 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 40% of our variable annuity account values contain a GWB rider as of December 31, 2009.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of December 31, 2009, and December 31, 2008, 53% and 91% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of December 31, 2009, and December 31, 2008, was $2.1 billion and $5.0 billion, respectively.  Our exposure before reinsurance for these same periods was $2.4 billion and $5.7 billion, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $2.1 billion, net of reinsurance.  Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GWB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte Carlo simulations resulting in over 10 million scenarios are utilized to value the entire block of guarantees.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our GLB hedging results, see our discussion in “Realized Loss” below.

The following table presents our estimates of the potential instantaneous impact to realized loss, which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These impacts do not include any estimate of retrospective or prospective unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of impacts to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of January 4, 2010, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
	-20%	-10%	-5%	5%
Equity market return	$(33)	$(8)	$(2)	$(2)

	-50 bps	-25 bps	+25 bps	+50 bps
Interest rates	$(4)	$(1)	$(1)	$(5)

	-4%	-2%	2%	4%
Implied volatilities	$(16)	$(8)	$6	$8

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Impact to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(8)
Scenario 2	-10%	-25.0 bps	+2%	(23)
Scenario 3	-20%	-50.0 bps	+4%	(83)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of this particular business day due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
•
Assumptions regarding shifts in the market factors, such as assuming parallel shifts in interest rate and implied volatility term structures, may be overly simplistic and not indicative of actual market behavior in stress scenarios;

•	It is very unlikely that one capital market sector (e.g., equity markets) will sustain such a large instantaneous movement without affecting other capital market sectors; and
•
The analysis assumes that there is no tracking or basis risk between the funds and/or indices affecting the GLBs and the instruments utilized to hedge these exposures.  Tracking or basis risk in the fourth quarter of 2009 increased earnings by $26 million.

S&P 500 Index® (“S&P 500”) Benefits

We also have in place a hedging program for our indexed annuities and indexed UL.  These contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually.  At the end of each 1-year or 2-year indexed term we have the opportunity to re-price the indexed component by establishing different caps, spreads or specified rates, subject to contractual guarantees.  We purchase options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized loss on our Consolidated Statements of Income (Loss).
The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates.  Changes in the fair values of these liabilities are included as a component of realized loss on our Consolidated Statements of Income (Loss).  For information on our S&P 500 benefits hedging results, see our discussion in “Realized Loss” below.

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

We utilize a delta hedging strategy for variable annuity products with a GDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets.  The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GDB contracts subject to the hedging strategy.  Because the GDB reserves are based upon projected long-term equity market return assumptions, and because the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GDB reserves and the hedging contracts may not exactly offset each other.  Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GDB exposure in order to mitigate the risk associated with falling equity markets.  Account balances covered in this hedging program represent approximately 93% of total account balances for variable annuities with a guaranteed death benefit other than account value at time of death.  As of December 31, 2009, the GDB reserves were $70 million.

For information on our GDB hedging results, see our discussion in “Realized Loss” below.

Deferred Gain on Sale of the Reinsurance Segment

In 2001, we sold our reinsurance operation to Swiss Re Life & Health America Inc. (“Swiss Re”).  The transaction involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised our reinsurance operation.  The gain related to the indemnity reinsurance transactions was recorded as a deferred gain in the liability section of our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.  In addition, because we have not been relieved of our legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on our Consolidated Balance Sheets during the run-off period of the underlying reinsurance business.  This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

Because of ongoing uncertainty related to the personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2009, may ultimately prove to be either excessive or deficient.  For instance, in the event that future developments indicate that these reserves should be increased, we would record a current period non-cash charge to record the increase in reserves.  Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re.  However, we would not take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change.  Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change.  Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business.  No cash would be transferred between Swiss Re and us as a result of these developments.

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

The following presents our estimates of the hypothetical impact to net income (in millions) for the year ended December 31, 2009, associated with sensitivities related to these significant assumptions:

	U.S.	U.S. Other
	Pension	Postretirement
	Plans	Benefits
The Effect of Changes in the Rate of Return on Plan Assets
Increase (decrease) by 100 basis points	$4	$-

The Effect of Changes in the Discount Rate on Net Periodic Benefit Expense
Increase (decrease) by 100 basis points	5	1

Due to the recent equity market recovery experienced during the second half of 2009, partially offset by a decrease in our discount rate assumption on benefit obligations for 2010, we expect the U.S. net periodic pension benefit expense in 2010 will be lower than what was experienced in 2009.  To illustrate the potential impact, the following provides our actual expense for 2008 and 2009 and our current assumption for expense (in millions) for 2010 by segment:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group	Other
	Annuities	Contribution	Insurance	Protection	Operations	Total
2009	$11	$7	$12	$7	$1	$38
2010	4	2	6	1	1	14
xpected decrease from 2009	$(7)	$(5)	$(6)	$(6)	$-	$(24)

2008	$(3)	$(1)	$(3)	$(1)	$(2)	$(10)

We retained the Lincoln UK pension plan after the sale of this business, and we expect our related pension expense for 2010 to be approximately $1 million when assuming an average exchange rate of 1.75 pounds sterling to U.S. dollars, which will be reflected within Other Operations.

See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Uses of Capital – Pension Contributions” below for a discussion of our required future contributions to our pension plans.

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

Because the volatility of our share price has been higher than historical levels in recent years, the annualized volatility measure that we use to calculate future stock option values continues to increase, resulting in an increase to the fair value of option awards granted to employees and directors.

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

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.  For additional information on our income taxes, see Note 7.

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

Acquisitions and Dispositions

As of August 18, 2009, LNC and its wholly owned subsidiary, Lincoln National Investment Companies, entered into a Purchase and Sale Agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc., our former subsidiary, or “Delaware,” which provides investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, and we received cash consideration at closing of approximately $405 million, after-tax, subject to customary post-closing adjustments.

The transaction is expected to be neutral to earnings per share assuming reinvestment of net proceeds back into core insurance businesses.  We expect a modest gain on disposal, which will be recorded as of the close of the transaction.  The actual gain or loss may differ from our expected result depending upon, among other things, the actual purchase price after closing adjustments.

On October 1, 2009, we completed the previously announced sale of the capital stock of Lincoln National (UK) plc to SLF of Canada UK Limited for proceeds of $307 million, after-tax, subject to customary post-closing adjustments.  We retained Lincoln UK’s pension plan assets and liabilities.  The results of Lincoln National (UK) plc and its subsidiaries comprised the former Lincoln UK segment.  The Lincoln UK segment primarily focused on providing life and retirement income products in the U.K.  In the third quarter of 2009, there was a $55 million adjustment to the loss on disposition of our Lincoln UK segment as a result of finalizing treatment of the UK pension, refining certain tax estimates and closing out various hedges put in place at the time of the announcement.

Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income (Loss) and the assets and liabilities as held for sale on our Consolidated Balance Sheets for all periods presented.

Due to the sale of our Lincoln UK and Investment Management operations, we expect that our remaining businesses will have to absorb some overhead costs in 2010 that were previously allocated to these former businesses.  The following table provides the estimated unfavorable effect (in millions) to income from operations by segment:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group	Other
	Annuities	Contribution	Insurance	Protection	Operations	Total
Overhead absorption	$(6)	$(3)	$(6)	$(2)	$(8)	$(25)
Associated amortization of DAC,
VOBA, DSI and DFEL	1	-	1	-	-	2
Federal income tax benefit	2	1	2	1	3	9
Net unfavorable effect	$(3)	$(2)	$(3)	$(1)	$(5)	$(14)

For additional information about acquisitions and divestitures, see “Part I – Item 1. Business – Acquisitions and Dispositions” and Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Net Income

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Revenues
Insurance premiums	$2,064	$2,018	$1,852	2%	9%
Insurance fees	2,922	3,067	2,996	-5%	2%
Net investment income	4,178	4,130	4,297	1%	-4%
Realized loss:
Total OTTI losses on securities	(667)	(851)	(261)	22%	NM
Portion of loss recognized in OCI	275	-	-	NM	NM
Net OTTI losses on securities recognized
in earnings	(392)	(851)	(261)	54%	NM
Realized gain (loss), excluding OTTI
losses on securities	(754)	316	86	NM	267%
Total realized loss	(1,146)	(535)	(175)	NM	NM
Amortization of deferred gain on business sold
through reinsurance	76	76	84	0%	-10%
Other revenues and fees	405	468	560	-13%	-16%
Total revenues	8,499	9,224	9,614	-8%	-4%
Benefits and Expenses
Interest credited	2,463	2,502	2,435	-2%	3%
Benefits	2,836	3,059	2,425	-7%	26%
Underwriting, acquisition, insurance and
other expenses	2,794	3,138	2,795	-11%	12%
Interest and debt expense	197	281	284	-30%	-1%
Impairment of intangibles	730	381	-	92%	NM
Total benefits and expenses	9,020	9,361	7,939	-4%	18%
Income (loss) from continuing operations
before taxes	(521)	(137)	1,675	NM	NM
Federal income tax expense (benefit)	(106)	(127)	476	17%	NM
Income (loss) from continuing operations	(415)	(10)	1,199	NM	NM
Income (loss) from discontinued
operations, net of federal income taxes	(70)	67	16	NM	NM
Net income (loss)	$(485)	$57	$1,215	NM	-95%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,301	$2,438	$2,535	-6%	-4%
Defined Contribution	926	932	986	-1%	-5%
Total Retirement Solutions	3,227	3,370	3,521	-4%	-4%
Insurance Solutions:
Life Insurance	4,293	4,259	4,189	1%	2%
Group Protection	1,713	1,640	1,500	4%	9%
Total Insurance Solutions	6,006	5,899	5,689	2%	4%
Other Operations	467	534	578	-13%	-8%
Excluded realized loss, pre-tax	(1,200)	(573)	(183)	NM	NM
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	3	3	9	0%	-67%
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	(4)	(9)	-	56%	NM
Total revenues	$8,499	$9,224	$9,614	-8%	-4%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$353	$193	$485	83%	-60%
Defined Contribution	133	123	181	8%	-32%
Total Retirement Solutions	486	316	666	54%	-53%
Insurance Solutions:
Life Insurance	569	541	719	5%	-25%
Group Protection	124	104	114	19%	-9%
Total Insurance Solutions	693	645	833	7%	-23%
Other Operations	(237)	(183)	(174)	-30%	-5%
Excluded realized loss, after-tax	(780)	(373)	(120)	NM	NM
Gain on early extinguishment of debt, after-tax	42	-	-	NM	NM
Income (loss) from reserve changes (net of related
amortization) on business sold through
reinsurance, after-tax	2	2	(7)	0%	129%
Impairment of intangibles, after-tax	(710)	(297)	-	NM	NM
Benefit ratio unlocking, after-tax	89	(120)	1	174%	NM
Income (loss) from continuing				NM	NM
operations, after-tax	(415)	(10)	1,199
Income (loss) from discontinued
operations, after-tax	(70)	67	16	NM	NM
Net income (loss)	$(485)	$57	$1,215	NM	-95%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Deposits
Retirement Solutions:
Annuities	$10,362	$11,730	$13,457	-12%	-13%
Defined Contribution	4,952	5,547	5,550	-11%	0%
Insurance Solutions - Life Insurance	4,451	4,493	4,413	-1%	2%
Total deposits	$19,765	$21,770	$23,420	-9%	-7%

Net Flows
Retirement Solutions:
Annuities	$3,893	$4,090	$4,991	-5%	-18%
Defined Contribution	995	781	337	27%	132%
Insurance Solutions - Life Insurance	2,421	2,822	2,645	-14%	7%
Total net flows	$7,309	$7,693	$7,973	-5%	-4%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Account Values
Retirement Solutions:
Annuities	$74,281	$57,455	$75,113	29%	-24%
Defined Contribution	35,302	28,878	36,058	22%	-20%
Insurance Solutions - Life Insurance	31,744	31,753	32,558	0%	-2%
Total account values	$141,327	$118,086	$143,729	20%	-18%

Comparison of 2009 to 2008

Net income decreased due primarily to the following:

•
Impairment of goodwill in 2009 of $600 million for Retirement Solutions – Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales and $109 million impairment of goodwill and our FCC license intangible assets related to our remaining radio clusters during 2009 attributable primarily to declining results and forecasted advertising revenues, compared to a $297 million impairment of goodwill and our FCC license intangible assets during 2008 attributable to declines in advertising revenues for the entire radio market and impairment of our Lincoln UK goodwill due to deterioration in the market:

▪	See “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for additional information on our goodwill impairment; and
▪	However, these non-cash impairments did not impact our liquidity and will not impact our future liquidity;
•
The overall unfavorable GLB net derivatives results, excluding unlocking, during 2009, which was due to a reduction in the NPR component of the liability that is not included in the hedge program attributable to a narrowing of credit spreads, compared to favorable GLB net derivatives results during 2008 as the NPR adjustment was favorable attributable primarily to widening credit spreads that more than offset the unfavorable GLB hedge program performance due to extreme market conditions (see “Realized Loss” below for more information on our GLB liability and derivative performance);

•
The $114 million loss on disposition of our Lincoln UK segment during 2009 (see “Acquisitions and Dispositions” above and Note 3 for additional information on the disposition of our discontinued operations);

•	Lower earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of declines in the equity markets;
•
The $64 million unfavorable impact from the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re in the first quarter of 2009, as discussed in “Reinsurance” below; and unfavorable adjustments in the fourth quarter of 2009 to increase reserves as a result of our review of the adequacy of reserves supporting this business and to write off certain receivables related to the rescission; and

•	The overall unfavorable GDB derivatives results, excluding unlocking, during 2009 due primarily to more favorable equity market performance.

The decrease in net income was partially offset by the following:

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI;
•
A $125 million unfavorable prospective unlocking (a $119 million decrease from assumption changes and a $6 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees due primarily to modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves, modifying our fund assumptions, higher maintenance expenses and lower investment spreads than our model projections assumed in 2009, compared to a $212 million unfavorable prospective unlocking (a $178 million decrease from assumption changes and a $34 million decrease from model refinements) due primarily to significantly unfavorable equity markets in 2008:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
A $36 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees during 2009 due primarily to the overall performance of our GLB derivative program (see “Realized Loss” below for more information on our GLB derivative performance), partially offset by lower lapses and higher equity market performance than our model projections assumed, compared to a $111 million unfavorable retrospective unlocking during 2008 due primarily to the impact of lower equity market performance and premiums received, higher death claims and expected GDB claims than our model projections assumed;

•	A $42 million gain in the first quarter of 2009 associated with the early extinguishment of long-term debt;
•
Higher net investment income driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, and higher invested assets as a result of issuances of common stock, preferred stock and debt, partially offset by less favorable investment income on alternative investments due primarily to a deterioration of the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments) as well as holding higher cash balances related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield;

•
A reduction in federal income tax expense due primarily to the release of a state income tax liability and favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items;

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

•	The $16 million impact of the initial adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC on January 1, 2008.

Comparison of 2008 to 2007

Net income decreased due primarily to the following:

•	An increase in realized losses on our AFS securities attributable primarily to higher OTTI;
•
Impairment of goodwill and our FCC license intangible assets on our media business attributable primarily to declines in advertising revenues for the entire radio market and impairment of our Lincoln UK goodwill due to deterioration in the market; however, these non-cash impairments will not impact our future liquidity;

•
A $212 million unfavorable prospective unlocking (a $178 million decrease from assumption changes and a $34 million decrease from model refinements) of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees due primarily to significantly unfavorable equity markets in 2008, compared to a $10 million favorable prospective unlocking (a $24 million increase from assumption changes due primarily to lower lapses and expenses and higher interest rates than our model projections assumed net of a $14 million decrease from model refinements) in 2007:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
A $111 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for annuity and life insurance products with living benefit and death benefit guarantees in 2008 due primarily to the impact of lower equity market performance and premiums received and higher death claims and expected GDB claims than our model projections assumed, compared to a $39 million favorable retrospective unlocking in 2007 due primarily to the impact of higher equity market performance and persistency and lower expenses than our model projections assumed;

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

•	Lower earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of declines in account values caused by decreases in the equity markets;
•
Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments and prepayment and bond makewhole premiums due primarily to deterioration of the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments); and

•	The $16 million impact of the initial adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC on January 1, 2008.

The decrease in net income was partially offset by the following:

•
Favorable GLB net derivatives results due primarily to the inclusion in 2008 of an NPR adjustment as required under the Fair Value Measurements and Disclosures Topic of the FASB ASC attributable primarily to our widening credit spreads;

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

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Loss” below.  In addition, for a discussion of the earnings impact of the equity markets, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Operating Revenues
Insurance premiums (1)	$89	$136	$118	-35%	15%
Insurance fees	841	972	998	-13%	-3%
Net investment income	1,037	972	1,032	7%	-6%
Operating realized gain	54	38	8	42%	NM
Other revenues and fees (2)	280	320	379	-13%	-16%
Total operating revenues	2,301	2,438	2,535	-6%	-4%
Operating Expenses
Interest credited	682	704	659	-3%	7%
Benefits	242	215	174	13%	24%
Underwriting, acquisition, insurance and other
expenses	983	1,381	1,058	-29%	31%
Total operating expenses	1,907	2,300	1,891	-17%	22%
Income from operations before taxes	394	138	644	186%	-79%
Federal income tax expense (benefit)	41	(55)	159	175%	NM
Income from operations	$353	$193	$485	83%	-60%

(1)	Insurance premiums includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	Other revenues and fees consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of 2009 to 2008

Income from operations for this segment increased due primarily to the following:

•
A $10 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders in 2009 due primarily to higher maintenance expenses partially offset by higher expense assessments than our model projections assumed and modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves, compared to a $210 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI, DFEL and reserves for our GDB riders in 2008 due primarily to significantly unfavorable equity markets:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
A $29 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during 2009 due primarily to lower lapses and higher equity market performance than our model projections assumed, compared to a $50 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders in 2008 due primarily to the impact of lower equity market performance than our model projections assumed; and

•
Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, actions implemented since the third quarter of 2008 to reduce interest crediting rates and an increase in investment income on surplus investments due primarily to more favorable investment income on alternative investments, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that has reduced our portfolio yield by 20 basis points for 2009:

▪	See “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments.

The increase in income from operations was partially offset by the following:

•
An increase in federal income tax expense due primarily to an increase in earnings, partially offset by more favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items in 2009;

•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets;
•	Higher benefits due primarily to an increase in the growth in benefit reserves from higher expected GDB benefit payments;
•
Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to higher account-value-based trail commissions driven by positive net flows, partially offset by the impact of unfavorable equity markets on account values, higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals and higher expenses attributable to our U.S. pension plans (see discussion in “Additional Information” below);

•	Higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, due primarily to the reduction in EGPs discussed in “Additional Information” below; and
•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products.

Comparison of 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•
A $210 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI, DFEL and reserves for our GDB riders (discussed above) in 2008, compared to a $7 million favorable prospective unlocking (an $18 million favorable unlocking from assumption changes due primarily to favorable interest rates, maintenance expenses and persistency, partially offset by less favorable asset-based fees than our model projections assumed, net of an $11 million unfavorable unlocking from model refinements) in 2007:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
A $50 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders (discussed above) in 2008, compared to a $21 million favorable retrospective unlocking in 2007 due primarily to lower lapses and higher equity market performance than our model projections assumed;

•
Higher benefits from an increase in the change in GDB reserves due to an increase in our expected GDB benefit payments attributable primarily to the decline in account values due to the unfavorable equity markets;

•
Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments due to deterioration of the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments);

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

The decrease in income from operations was partially offset by the following:

•
Lower underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to lower DAC and VOBA amortization, net of interest, driven by the declines in our variable account values from unfavorable equity markets during 2008 and lower incentive compensation accruals as a result of lower earnings and production performance relative to planned goals; and

•
A reduction in federal income tax expense related to a favorable tax return true-up driven primarily by the separate account DRD and other items in 2008, compared to an unfavorable tax return true-up and other items in 2007.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion is a continuation of merger-related activities to harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing actuarial models and assumptions that exist between similar blocks of business within our actuarial models.  Not unlike our prospective unlocking exercise, this may result in one-time gain and loss adjustments, but we would expect little net impact to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of differences upon completion of the conversion.  We expect to substantially complete some phases of the conversion in the first half of 2010.

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

We saw an increase in deposits into fixed annuity products toward the early part of 2009 in response to the volatile equity markets.  Deposits moderated in the fourth quarter of 2009, as customers shifted deposits back into variable annuity products as equity markets improved, and we expect this trend to continue in 2010 with improving economic conditions.

We expect to allocate more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses will result in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” for additional details.  Additionally, we plan to make strategic investments during 2010 that will result in higher expenses.

We experienced higher expenses attributable to our U.S. pension plans during 2009 when compared to 2008, but we expect a favorable decline in 2010.  For details, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

Although the segment’s results during 2009 were unfavorably impacted by lower average account values and the economic environment, its overall net flows were strong in a challenging economic environment, driving our account values as of December 31, 2009, higher than they were as of December 31, 2008.  New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8%, 9% and 10% for 2009, 2008 and 2007, respectively.

See Note 11 below for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

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

Our fixed annuity business includes products with crediting rates that are reset on an annual basis and are not subject to surrender charges.  Account values for these products, including the fixed portion of variable, were $7.0 billion as of December 31, 2009, with 70% already at their minimum guaranteed rates.  The average crediting rates for these products were approximately 37 basis points in excess of average minimum guaranteed rates.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates.”

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain, see “Realized Loss” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Insurance Fees
Mortality, expense and other assessments	$860	$935	$989	-8%	-5%
Surrender charges	36	45	39	-20%	15%
DFEL:
Deferrals	(56)	(50)	(45)	-12%	-11%
Prospective unlocking - assumption changes	3	25	(1)	-88%	NM
Retrospective unlocking	2	7	-	-71%	NM
Amortization, net of interest, excluding
unlocking	(4)	10	16	NM	-38%
Total insurance fees	$841	$972	$998	-13%	-3%

	As of December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Account Values
Variable portion of variable annuities	$55,368	$40,925	$58,643	35%	-30%
Fixed portion of variable annuities	3,999	3,617	3,470	11%	4%
Total variable annuities	59,367	44,542	62,113	33%	-28%
Fixed annuities, including indexed	15,941	14,038	14,352	14%	-2%
Fixed annuities ceded to reinsurers	(1,027)	(1,125)	(1,352)	9%	17%
Total fixed annuities	14,914	12,913	13,000	15%	-1%
Total account values	$74,281	$57,455	$75,113	29%	-24%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Averages
Daily variable account values, excluding the fixed
portion of variable	$46,551	$52,111	$54,210	-11%	-4%

Daily S&P 500	947.53	1,220.72	1,476.71	-22%	-17%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Flows on Account Values
Variable portion of variable annuity deposits	$4,007	$6,690	$9,135	-40%	-27%
Variable portion of variable annuity withdrawals	(4,034)	(4,813)	(5,089)	16%	5%
Variable portion of variable annuity net flows	(27)	1,877	4,046	NM	-54%
Fixed portion of variable annuity deposits	3,194	3,433	2,795	-7%	23%
Fixed portion of variable annuity withdrawals	(493)	(549)	(644)	10%	15%
Fixed portion of variable annuity net flows	2,701	2,884	2,151	-6%	34%
Total variable annuity deposits	7,201	10,123	11,930	-29%	-15%
Total variable annuity withdrawals	(4,527)	(5,362)	(5,733)	16%	6%
Total variable annuity net flows	2,674	4,761	6,197	-44%	-23%
Fixed indexed annuity deposits	2,182	1,078	755	102%	43%
Fixed indexed annuity withdrawals	(636)	(441)	(245)	-44%	-80%
Fixed indexed annuity net flows	1,546	637	510	143%	25%
Other fixed annuity deposits	979	529	772	85%	-31%
Other fixed annuity withdrawals	(1,306)	(1,837)	(2,488)	29%	26%
Other fixed annuity net flows	(327)	(1,308)	(1,716)	75%	24%
Total annuity deposits	10,362	11,730	13,457	-12%	-13%
Total annuity withdrawals	(6,469)	(7,640)	(8,466)	15%	10%
Total annuity net flows	$3,893	$4,090	$4,991	-5%	-18%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$11,995	$(22,187)	$3,988	154%	NM
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	2,475	2,798	2,440	-12%	15%

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Realized Loss – Operating Realized Gain – GLB” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$955	$901	$914	6%	-1%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	5	3	10	67%	-70%
Alternative investments (2)	-	(2)	1	100%	NM
Surplus investments (3)	77	67	101	15%	-34%
Broker-dealer	-	3	6	-100%	-50%
Total net investment income	$1,037	$972	$1,032	7%	-6%

Interest Credited
Amount provided to contract holders	$730	$733	$746	0%	-2%
Opening balance sheet adjustment (4)	-	-	(4)	NM	100%
DSI deferrals	(75)	(95)	(116)	21%	18%
Interest credited before DSI amortization	655	638	626	3%	2%
DSI amortization:
Prospective unlocking - assumption changes	-	37	(2)	-100%	NM
Prospective unlocking - model refinements	-	-	1	NM	-100%
Retrospective unlocking	(5)	7	(1)	NM	NM
Amortization, excluding unlocking	32	22	35	45%	-37%
Total interest credited	$682	$704	$659	-3%	7%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

(4)	Net adjustment to the opening balance sheet of Jefferson-Pilot finalized in 2007.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2009	2008	2007	2009	2008
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.50%	5.79%	5.87%	(29)	(8)
Commercial mortgage loan prepayment and
bond make whole premiums	0.03%	0.02%	0.06%	1	(4)
Alternative investments	0.00%	-0.01%	0.00%	1	(1)
Net investment income yield on reserves	5.53%	5.80%	5.93%	(27)	(13)

Amount provided to contract holders	3.77%	3.84%	3.74%	(7)	10
Opening balance sheet adjustment	0.00%	0.00%	-0.02%	-	2
Interest rate credited to contract holders	3.77%	3.84%	3.72%	(7)	12
Interest rate spread	1.76%	1.96%	2.21%	(20)	(25)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Other Information
Average invested assets on reserves	$17,363	$15,784	$15,924	10%	-1%
Average fixed account values, including the
fixed portion of variable	18,249	17,263	17,560	6%	-2%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(2,475)	(2,798)	(2,440)	12%	-15%
Net flows for fixed annuities, including the
fixed portion of variable	3,920	2,213	945	77%	134%

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

Benefits

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in GDB and GLB benefit reserves and our expected costs associated with purchases of derivatives used to hedge our GDB benefit ratio unlocking.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$628	$646	$732	-3%	-12%
General and administrative expenses	318	330	330	-4%	0%
Taxes, licenses and fees	20	26	21	-23%	24%
Total expenses incurred, excluding
broker-dealer	966	1,002	1,083	-4%	-7%
DAC and VOBA deferrals	(624)	(686)	(774)	9%	11%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	342	316	309	8%	2%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	10	303	(28)	-97%	NM
Prospective unlocking - model refinements	-	-	16	NM	-100%
Retrospective unlocking	(19)	88	(32)	NM	NM
Amortization, net of interest, excluding
unlocking	360	343	415	5%	-17%
Broker-dealer expenses incurred	290	331	378	-12%	-12%
Total underwriting, acquisition, insurance
and other expenses	$983	$1,381	$1,058	-29%	31%

DAC and VOBA Deferrals
As a percentage of sales/deposits	6.0%	5.8%	5.8%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  We have certain trail commissions that are based upon account values that are expensed as incurred rather than deferred and amortized.  These trail commissions were approximately $165 million, $151 million and $155 million for the years ended 2009, 2008 and 2007, respectively.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Operating Revenues
Insurance fees	$183	$222	$259	-18%	-14%
Net investment income	732	695	709	5%	-2%
Other revenues and fees	11	15	18	-27%	-17%
Total operating revenues	926	932	986	-1%	-5%
Operating Expenses
Interest credited	445	430	418	3%	3%
Benefits	(3)	9	-	NM	NM
Underwriting, acquisition, insurance and other
expenses	301	341	315	-12%	8%
Total operating expenses	743	780	733	-5%	6%
Income from operations before taxes	183	152	253	20%	-40%
Federal income tax expense	50	29	72	72%	-60%
Income from operations	$133	$123	$181	8%	-32%

Comparison of 2009 to 2008

Income from operations for this segment increased due primarily to the following:

•
A $5 million favorable prospective unlocking from assumption changes of DAC, VOBA, DSI and reserves for our guarantee riders in 2009 due primarily to a compensation-related change in our wholesaling distribution organization that lowered deferrals as a percentage of total expenses incurred and lower maintenance expenses than our model projections assumed, compared to a $26 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI and reserves for our GDB riders in 2008 due primarily to continued significantly unfavorable equity markets:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
Higher net investment income, partially offset by higher interest credited, driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the third quarter of 2008, actions implemented during the third quarter of 2009 to reduce interest crediting rates and more favorable investment income on surplus and alternative investments due to the improvement in the capital markets, partially offset by our liquidity strategy of maintaining higher cash balances during the recent volatile markets that has reduced our portfolio yield by 13 basis points for 2009:

▪	See “Consolidated Investments – Alternative Investments” below for additional information;
•
A $1 million unfavorable retrospective unlocking of DAC, VOBA, DSI and reserves for our guarantee riders in 2009 due primarily to higher lapses and maintenance expenses and lower equity market performance than our model projections assumed, compared to a $9 million unfavorable retrospective unlocking of DAC, VOBA and DSI in 2008 due primarily to higher lapses, maintenance expenses and future GDB claims than our model projections assumed; and

•
Lower benefits from a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values due to the improvement in the equity markets in 2009.

The increase in income from operations was partially offset by the following:

•
Lower insurance fees driven primarily by lower average daily variable account values resulting from the unfavorable equity markets and an overall shift in business mix toward products with lower expense assessment rates;

•	A reduction in federal income tax expense in 2008 due primarily to favorable tax return true-ups driven by the separate account DRD and other items; and
•
Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to higher expenses attributable to our U.S. pension plans (see discussion in “Additional Information” below) and higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals.

Comparison of 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•
A $26 million unfavorable prospective unlocking from assumption changes of DAC, VOBA, DSI and reserves for our GDB riders (discussed above) in 2008, compared to a $2 million unfavorable prospective unlocking from assumption changes in 2007 due primarily to higher lapse rates and lower asset-based fees, partially offset by lower expenses than our model projections assumed:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
Lower insurance fees driven primarily by lower average daily variable account values resulting from the unfavorable equity markets and an overall shift in business mix toward products with lower expense assessment rates;

•
Lower net investment income attributable primarily to less favorable investment income on surplus and alternative investments due to deterioration of the capital markets partially offset by higher average fixed account values (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments);

•	Higher interest credited driven primarily by higher average fixed account values, including the fixed portion of variable annuity contracts, driven by transfers from variable to fixed;
•
Higher benefits from an increase in the change in GDB reserves due to an increase in our expected GDB benefit payments attributable primarily to the decline in account values due to the unfavorable equity markets; and

•
A $9 million unfavorable retrospective unlocking of DAC, VOBA and DSI (discussed above) in 2008 compared to a $4 million unfavorable retrospective unlocking in 2007 due primarily to higher lapses and less favorable asset-based fees than our model projections assumed.

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

•	A reduction in federal income tax expense related to a favorable tax return true-up in 2008.

Additional Information

We expect to allocate more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses will result in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” for additional details.  Additionally, we plan to make strategic investments during 2010 to improve our infrastructure and product offerings that will result in higher expenses.

We experienced higher expenses attributable to our U.S. pension plans during 2009 when compared to 2008, but we expect a favorable decline in 2010.  For details, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 13%, 15% and 15% for 2009, 2008 and 2007, respectively.  Our lapse rate is negatively impacted by the continued net outflows from our oldest and largest block of annuities business, which is also our most profitable product line in this segment, due to the fact that it is a very mature block with much of the account values out of surrender period.  The proportion of this product to our total account values was 31%, 34% and 37% for 2009, 2008 and 2007, respectively.  Due to this expected overall shift in business mix towards products with lower returns, a substantial increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 11 below for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

We expect to manage the effect of changing market investment returns by managing interest rate spreads for near-term income from operations through a combination of crediting rate actions and portfolio management.  Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectation.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Insurance Fees
Annuity expense assessments	$157	$197	$234	-20%	-16%
Mutual fund fees	22	19	17	16%	12%
Total expense assessments	179	216	251	-17%	-14%
Surrender charges	4	6	8	-33%	-25%
Total insurance fees	$183	$222	$259	-18%	-14%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Averages
Daily variable account values, excluding the
fixed portion of variable	$11,315	$14,935	$18,043	-24%	-17%

Daily S&P 500	947.53	1,220.72	1,476.71	-22%	-17%

	As of December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Account Values
Variable portion of variable annuities	$12,953	$10,588	$17,876	22%	-41%
Fixed portion of variable annuities	6,107	6,037	5,893	1%	2%
Total variable annuities	19,060	16,625	23,769	15%	-30%
Fixed annuities	6,139	5,601	4,996	10%	12%
Total annuities	25,199	22,226	28,765	13%	-23%
Mutual funds	10,103	6,652	7,293	52%	-9%
Total annuities and mutual funds	$35,302	$28,878	$36,058	22%	-20%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance at beginning-of-period	$4,888	$7,798	$7,535	-37%	3%
Gross deposits	1,157	1,531	1,594	-24%	-4%
Withdrawals and deaths	(1,273)	(1,740)	(1,931)	27%	10%
Net flows	(116)	(209)	(337)	44%	38%
Transfers between fixed and variable accounts	(2)	(8)	(5)	75%	-60%
Inter-product transfer (1)	-	(653)	-	100%	NM
Investment increase and change in market value	1,093	(2,040)	605	154%	NM
Balance at end-of-period	$5,863	$4,888	$7,798	20%	-37%

Total Mid – Large Segment:
Balance at beginning-of-period	$9,540	$9,463	$6,975	1%	36%
Gross deposits	2,954	2,933	2,771	1%	6%
Withdrawals and deaths	(1,110)	(871)	(724)	-27%	-20%
Net flows	1,844	2,062	2,047	-11%	1%
Transfers between fixed and variable accounts	12	(55)	(17)	122%	NM
Inter-product transfer (1)	-	653	-	-100%	NM
Investment increase and change in market value	2,257	(2,583)	458	187%	NM
Balance at end-of-period	$13,653	$9,540	$9,463	43%	1%

Total Multi-Fund® and Other Variable Annuities:
Balance at beginning-of-period	$14,450	$18,797	$19,146	-23%	-2%
Gross deposits	841	1,083	1,185	-22%	-9%
Withdrawals and deaths	(1,574)	(2,155)	(2,558)	27%	16%
Net flows	(733)	(1,072)	(1,373)	32%	22%
Transfers between fixed and variable accounts	(1)	(2)	(6)	50%	67%
Inter-segment transfer	-	295	-	-100%	NM
Investment increase and change in market value	2,071	(3,568)	1,030	158%	NM
Balance at end-of-period	$15,787	$14,450	$18,797	9%	-23%

Total Annuities and Mutual Funds:
Balance at beginning-of-period	$28,878	$36,058	$33,656	-20%	7%
Gross deposits	4,952	5,547	5,550	-11%	0%
Withdrawals and deaths	(3,957)	(4,766)	(5,213)	17%	9%
Net flows	995	781	337	27%	132%
Transfers between fixed and variable accounts	9	(65)	(28)	114%	NM
Inter-segment transfer	-	295	-	-100%	NM
Investment increase and change in market value	5,420	(8,191)	2,093	166%	NM
Balance at end-of-period (2)	$35,302	$28,878	$36,058	22%	-20%

(1)	On September 30, 2008, there was a transfer relating to the Lincoln Employee 401(k) Plan from LINCOLN DIRECTORSM to LINCOLN ALLIANCE®.
(2)	Includes mutual fund account values. Mutual funds are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Flows on Account Values
Variable portion of variable annuity deposits	$1,586	$2,170	$2,355	-27%	-8%
Variable portion of variable annuity withdrawals	(1,888)	(2,708)	(3,212)	30%	16%
Variable portion of variable annuity net flows	(302)	(538)	(857)	44%	37%
Fixed portion of variable annuity deposits	331	369	351	-10%	5%
Fixed portion of variable annuity withdrawals	(737)	(991)	(912)	26%	-9%
Fixed portion of variable annuity net flows	(406)	(622)	(561)	35%	-11%
Total variable annuity deposits	1,917	2,539	2,706	-24%	-6%
Total variable annuity withdrawals	(2,625)	(3,699)	(4,124)	29%	10%
Total variable annuity net flows	(708)	(1,160)	(1,418)	39%	18%
Fixed annuity deposits	1,011	812	754	25%	8%
Fixed annuity withdrawals	(667)	(557)	(724)	-20%	23%
Fixed annuity net flows	344	255	30	35%	NM
Total annuity deposits	2,928	3,351	3,460	-13%	-3%
Total annuity withdrawals	(3,292)	(4,256)	(4,848)	23%	12%
Total annuity net flows	(364)	(905)	(1,388)	60%	35%
Mutual fund deposits	2,024	2,196	2,090	-8%	5%
Mutual fund withdrawals	(665)	(510)	(365)	-30%	-40%
Mutual fund net flows	1,359	1,686	1,725	-19%	-2%
Total annuity and mutual fund deposits	4,952	5,547	5,550	-11%	0%
Total annuity and mutual fund
withdrawals	(3,957)	(4,766)	(5,213)	17%	9%
Total annuity and mutual fund
net flows	$995	$781	$337	27%	132%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$2,843	$(5,942)	$1,287	148%	NM
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(176)	(461)	(29)	62%	NM

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$681	$655	$646	4%	1%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	5	7	6	-29%	17%
Alternative investments (2)	1	(6)	2	117%	NM
Surplus investments (3)	45	39	55	15%	-29%
Total net investment income	$732	$695	$709	5%	-2%

Interest Credited	$445	$430	$418	3%	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2009	2008	2007	2009	2008
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.76%	5.89%	6.03%	(13)	(14)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.04%	0.06%	0.06%	(2)	-
Alternative investments	0.01%	-0.05%	0.02%	6	(7)
Net investment income yield on reserves	5.81%	5.90%	6.11%	(9)	(21)
Interest rate credited to contract holders	3.70%	3.79%	3.83%	(9)	(4)
Interest rate spread	2.11%	2.11%	2.28%	0	(17)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Other Information
Average invested assets on reserves	$11,815	$11,113	$10,712	6%	4%
Average fixed account values, including the
fixed portion of variable	12,024	11,330	10,935	6%	4%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	176	461	29	-62%	NM
Net flows for fixed annuities, including the
fixed portion of variable	(62)	(367)	(531)	83%	31%

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

Benefits

Benefits for this segment include changes in GDB and GLB benefit reserves and our expected costs associated with purchases of derivatives used to hedge our GDB benefit ratio unlocking.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$64	$72	$81	-11%	-11%
General and administrative expenses	221	220	218	0%	1%
Taxes, licenses and fees	12	13	14	-8%	-7%
Total expenses incurred	297	305	313	-3%	-3%
DAC deferrals	(69)	(94)	(92)	27%	-2%
Total expenses recognized before amortization	228	211	221	8%	-5%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(8)	39	3	NM	NM
Retrospective unlocking	2	14	6	-86%	133%
Amortization, net of interest, excluding
unlocking	79	77	85	3%	-9%
Total underwriting, acquisition, insurance
and other expenses	$301	$341	$315	-12%	8%

DAC Deferrals
As a percentage of annuity sales/deposits	2.4%	2.8%	2.7%
Commissions and other costs that vary with and are related primarily to the sale of annuity contracts are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  We have certain trail commissions that are based upon account values that are expensed as incurred rather than deferred and amortized.  These trail commissions were approximately $36 million, $35 million and $36 million for the years ended 2009, 2008 and 2007, respectively.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as incurred.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I –  Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Operating Revenues
Insurance premiums	$392	$360	$351	9%	3%
Insurance fees	1,901	1,880	1,734	1%	8%
Net investment income	1,975	1,988	2,069	-1%	-4%
Other revenues and fees	25	31	35	-19%	-11%
Total operating revenues	4,293	4,259	4,189	1%	2%
Operating Expenses
Interest credited	1,184	1,202	1,173	-1%	2%
Benefits	1,374	1,372	1,089	0%	26%
Underwriting, acquisition, insurance and other
expenses	921	877	842	5%	4%
Total operating expenses	3,479	3,451	3,104	1%	11%
Income from operations before taxes	814	808	1,085	1%	-26%
Federal income tax expense	245	267	366	-8%	-27%
Income from operations	$569	$541	$719	5%	-25%

Comparison of 2009 to 2008

Income from operations for this segment increased due primarily to the following:

•
A $7 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves from assumption changes due primarily to lower investment spreads and higher expenses, mortality and lapse rates than our model projections assumed in 2009, compared to a $53 million unfavorable prospective unlocking (a $34 million unfavorable unlocking from model refinements and a $19 million unfavorable unlocking from assumption changes due primarily to the impact of significantly unfavorable equity markets on our VUL block of business, partially offset by adjustments to secondary guarantee life insurance product reserves) in 2008:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
•
Growth in insurance fees and net investment income driven by an increase in business in force, partially offset by increases in benefits and underwriting, acquisition, insurance and other expenses, excluding unlocking, the inter-company reinsurance transaction effective December 31, 2008 (discussed below), and the transfer of a closed block of life insurance policies to a third party (discussed below); and

•	A reduction in federal income tax expense due primarily to favorable tax return true-ups in the first quarter of 2009.

The increase in income from operations was partially offset by the following:

•
Lower net investment income due primarily to unfavorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information) and the inter-company reinsurance transaction effective December 31, 2008, discussed in “Strategies to Address Statutory Reserve Strain” below; and

•
The transfer of a closed block of life insurance policies to a third party discussed in “Additional Information” below, which resulted in reductions in insurance fees, net investment income, interest credited, benefits and underwriting, acquisition, insurance and other expenses.

Comparison of 2008 to 2007

Income from operations for this segment decreased due primarily to the following:

•
A $53 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves (discussed above) in 2008, compared to a $4 million favorable prospective unlocking (a $12 million favorable unlocking from assumption changes due primarily to lower lapses and expenses and higher interest rates than our model projections assumed, net of an $8 million unfavorable unlocking from model refinements) in 2007:

▪	See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information;
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

•
An increase in benefits due primarily to an increase in secondary guarantee life insurance product reserves from continued growth of business in force and the effects of model refinements along with higher mortality due to an increase in the average attained age of the in-force block as a result of targeting higher net worth individuals and lower benefits in the first quarter of 2007 related to a purchase accounting adjustment to the opening balance sheet of Jefferson-Pilot; and

•
Lower net investment income due primarily to unfavorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments) and prepayment and bond makewhole premiums due to deterioration of the financial markets, the inter-company reinsurance transaction effective October 2007 and the merger of several of our insurance subsidiaries, discussed in “Strategies to Address Statutory Reserve Strain” below, and certain assumption changes in the fourth quarter of 2007.

The decrease in income from operations was partially offset by growth in insurance fees driven by an increase in business in force as a result of new sales and favorable persistency and an increase in the average attained age of the in-force block as a result of targeting higher net worth individuals and by a $41 million reduction related to the impact of the correction to account values and modifications of accounting related to certain insurance contracts during the second quarter of 2007.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  As mentioned below, approximately 64% of our life sales for 2009 consisted of products containing secondary guarantees, which require reserving practices under AG38.  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and XXX statutory reserves associated with secondary guarantee UL and term products.  As discussed further below, we have been successful in executing reinsurance solutions to reduce the amount of statutory reserves required to support these products and releasing capital to Other Operations.  We expect to regularly execute such transactions as we continue to sell products that are subject to these reserving requirements, and we also plan to refinance prior transactions as discussed further below.  Recently, we introduced new secondary guarantee UL products that achieve our return requirements without dependency on such reinsurance solutions.

Included in the LOCs issued as of December 31, 2009, reported in the credit facilities table below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.7 billion of LOCs supporting the reinsurance obligations of Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) on UL business with secondary guarantees.  The underlying credit facilities mature in the first quarter of 2011; however, the LOCs may remain outstanding until the first quarter of 2012.  We expect to replace these existing LOCs with a mix of long-term financing solutions as well as new shorter-term LOCs.  We previously executed a long-term structured solution of approximately $400 million in 2007.  LOCs and related capital market alternatives lower the capital impact of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” for further information on XXX reserves.

As of December 31, 2009, we released approximately $400 million of capital that had previously supported statutory reserves related to our term products as a result of executing on a letter of credit transaction with a third party to support an inter-company  reinsurance arrangement.  As part of this transaction, we entered into a $550 million 10-year LOC related to this business.  For more information on this transaction, see our current report on Form 8-K filed on January 7, 2010.  This reduction in capital lowered the level of invested assets required to support the reserves of this business, which we transferred to Other Operations where we maintain capital not allocated to our businesses.  The cost of the letter of credit reflected in underwriting, acquisition, insurance and other expenses, together with the impact of lower net investment income associated with assets shifting from backing reserves in this segment to surplus in Other Operations, will reduce this segment’s quarterly income from operations beginning in 2010 by approximately $7 million, $4 million of which is simply a shift to Other Operations due to the transfer of invested assets.

As of December 31, 2008, we released approximately $240 million of capital that had previously supported statutory reserves related to our UL products with secondary guarantees as a result of executing on an inter-company reinsurance transaction.  This reduction in capital lowered the level of invested assets required to support the reserves of this business.  These invested assets were transferred to Other Operations to our surplus portfolio as excess capital, which caused an approximate $4 million per quarter ongoing reduction in this segment’s net investment income.

As of December 31, 2007, we reduced statutory reserves related primarily to legal entity consolidation by $344 million, which caused an approximate $5 million per quarter ongoing reduction in this segment’s net investment income.  This reduction in statutory reserves was primarily a result of the merger of several of our insurance subsidiaries.  In October 2007, we released approximately $300 million of capital that had previously supported statutory reserves related to our secondary guarantee UL products as a result of executing on an inter-company reinsurance transaction.  This reduction in capital lowered the level of invested assets required to support the reserves of this business.  These invested assets were transferred to Other Operations to our surplus portfolio as excess capital, which caused an approximate $5 million per quarter ongoing reduction in this segment’s net investment income.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion is a continuation of merger-related activities to harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing methods, assumptions and granularity of calculations that exist between similar blocks of business within our actuarial models, which is particularly important in our life insurance segment given that we currently run on two different systems dating back to the merger with Jefferson-Pilot.  Not unlike our prospective unlocking exercise, this may result in one-time gain and loss adjustments, but we would expect little net impact to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of differences upon completion of the conversion.  We expect to substantially complete some phases of the conversion in the first half of 2010.

We expect to allocate more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses will result in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced higher expenses attributable to our U.S. pension plans during 2009 when compared to 2008, but we expect a favorable decline in 2010.  For details, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

Effective March 31, 2009, we transferred a closed block of business consisting of certain UL and VUL insurance products to a third party.  During the fourth quarter of 2009, one of our insurance subsidiaries executed a separate agreement whereby we assumed the mortality risk associated with this business on a yearly-renewable basis.  As a result of these transactions, this segment’s income from operations was reduced by approximately $6 million per quarter as a result of reductions in insurance fees and net investment income, partially offset by reductions in interest credited and benefits, that we had not experienced prior to these transactions.  The assumption of the mortality risk associated with this business on a yearly-renewable basis resulted in an approximate $13 million per quarter ongoing increase in insurance premiums offset by an increase in benefits.  The unfavorable impact to this segment’s income from operations was partially offset by an approximate $2 million increase to income from operations in Other Operations, as a result of having higher net investment income due to the transfer of invested assets from Insurance Solutions – Life Insurance attributable to its reduction in capital as a result of the transfer of this business to a third party; therefore, we expect our net impact from this transaction to our consolidated net income was a reduction of $4 million per quarter.

A portion of the retrospective and prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves in 2008 resulted in an unfavorable recurring earnings impact of $7 million per quarter that began in the third quarter of 2008.

On January 1, 2010, we implemented a 20 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which is expected to increase spreads by approximately 3 basis points.  On March 1, 2009, we implemented a 15 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads by approximately 5 basis points.  On June 1, 2008, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads by approximately 5 basis points.  On June 1, 2007, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which has increased spreads approximately 5 basis points.

As of December 31, 2009, 76% of interest-sensitive account values had crediting rates at contract guaranteed levels, and 12% had crediting rates within 50 basis points of contractual guarantees.  Going forward, we expect to be able to manage the effects of spreads on near-term income from operations through a combination of rate actions and portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part II –  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant impact on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Insurance Fees
Mortality assessments	$1,299	$1,321	$1,223	-2%	8%
Expense assessments	759	707	653	7%	8%
Surrender charges	112	69	59	62%	17%
DFEL:
Deferrals	(439)	(379)	(364)	-16%	-4%
Amortization, net of interest:
Prospective unlocking - assumption changes	20	12	-	67%	NM
Prospective unlocking - model refinements	-	(25)	26	100%	NM
Retrospective unlocking	15	35	(9)	-57%	NM
Amortization, net of interest, excluding
unlocking	135	140	146	-4%	-4%
Total insurance fees	$1,901	$1,880	$1,734	1%	8%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Sales by Product
UL:
Excluding MoneyGuard®	$397	$525	$597	-24%	-12%
MoneyGuard®	67	50	40	34%	25%
Total UL	464	575	637	-19%	-10%
VUL	36	54	77	-33%	-30%
COLI and BOLI	51	84	91	-39%	-8%
Term/whole life	59	28	32	111%	-13%
Total sales	$610	$741	$837	-18%	-11%

Net Flows
Deposits	$4,451	$4,493	$4,413	-1%	2%
Withdrawals and deaths	(2,030)	(1,671)	(1,768)	-21%	5%
Net flows	$2,421	$2,822	$2,645	-14%	7%

Contract holder assessments	$2,996	$2,791	$2,521	7%	11%

	As of December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Account Values
UL (1)	$24,994	$25,199	$24,223	-1%	4%
VUL (1)	4,468	4,251	6,040	5%	-30%
Interest-sensitive whole life	2,282	2,303	2,295	-1%	0%
Total account values	$31,744	$31,753	$32,558	0%	-2%

In-Force Face Amount
UL and other (1)	$291,879	$310,198	$299,598	-6%	4%
Term insurance (2)	248,726	235,023	235,919	6%	0%
Total in-force face amount	$540,605	$545,221	$535,517	-1%	2%

(1)
Effective with the March 31, 2009, transfer of certain life insurance policies to a third party, UL and VUL account values were reduced by $938 million and $640 million, respectively, and UL and other face amount in force was reduced by $20.9 billion.

(2)	Excludes $19.8 billion of face amount in force associated with our assumption of the mortality risk effective October 1, 2009, on the block of business mentioned in footnote one above.

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

UL and VUL products with secondary guarantees represented approximately 40% of interest-sensitive life insurance in force as of December 31, 2009, and approximately 64% of sales for 2009.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$1,942	$1,902	$1,873	2%	2%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	12	16	36	-25%	-56%
Alternative investments (2)	(69)	(11)	54	NM	NM
Surplus investments (3)	90	81	106	11%	-24%
Total net investment income	$1,975	$1,988	$2,069	-1%	-4%

Interest Credited	$1,184	$1,202	$1,173	-1%	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2009	2008	2007	2009	2008
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.93%	5.91%	6.06%	2	(15)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.04%	0.05%	0.13%	(1)	(8)
Alternative investments	-0.25%	-0.03%	0.21%	(22)	(24)
Net investment income yield on reserves	5.72%	5.93%	6.40%	(21)	(47)
Interest rate credited to contract holders	4.23%	4.33%	4.44%	(10)	(11)
Interest rate spread	1.49%	1.60%	1.96%	(11)	(36)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.99%	6.13%	6.25%	(14)	(12)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.01%	0.03%	0.07%	(2)	(4)
Alternative investments	0.00%	-0.03%	0.01%	3	(4)
Net investment income yield on reserves	6.00%	6.13%	6.33%	(13)	(20)

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$27,824	$27,003	$25,787	3%	5%
Account values - universal and whole life (1)	27,674	27,286	25,907	1%	5%

Attributable to traditional products:
Invested assets on reserves	4,896	5,058	5,063	-3%	0%

(1)
We experienced declines in our average calculations for invested assets on reserves and account values attributable to interest-sensitive products during 2009 as a result of the transfer of certain life insurance policies to a third party effective March 31, 2009, which reduced these balances by $927 million and $938 million, respectively, on that date.

A portion of the investment income earned for this segment is credited to contract holder accounts.  Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at a faster rate than account values.  Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, including capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest-sensitive products.  The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves.  In addition, we exclude the impact of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations.  Traditional products use interest income to build the policy reserves.  Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Benefits
Death claims direct and assumed	$2,260	$2,177	$1,944	4%	12%
Death claims ceded	(993)	(966)	(810)	-3%	-19%
Reserves released on death	(394)	(360)	(338)	-9%	-7%
Net death benefits	873	851	796	3%	7%
Change in secondary guarantee life insurance
product reserves:
Prospective unlocking - assumption changes	(2)	8	(3)	NM	NM
Prospective unlocking - model refinements	-	76	3	-100%	NM
Other	233	134	60	74%	123%
Change in secondary guarantee life insurance
product reserves - reinsurance	15	21	-	-29%	NM
Other benefits (1)	255	282	233	-10%	21%
Total benefits	$1,374	$1,372	$1,089	0%	26%

Death claims per $1,000 of inforce	1.63	1.58	1.51	3%	5%

(1)	Other benefits includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$676	$795	$898	-15%	-11%
General and administrative expenses	455	424	445	7%	-5%
Taxes, licenses and fees	115	119	115	-3%	3%
Total expenses incurred	1,246	1,338	1,458	-7%	-8%
DAC and VOBA deferrals	(900)	(1,016)	(1,134)	11%	10%
Total expenses recognized before amortization	346	322	324	7%	-1%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	33	34	(15)	-3%	NM
Prospective unlocking - model refinements	-	(49)	36	100%	NM
Retrospective unlocking	42	71	(51)	-41%	239%
Amortization, net of interest, excluding
unlocking	496	495	544	0%	-9%
Other intangible amortization	4	4	4	0%	0%
Total underwriting, acquisition, insurance
and other expenses	$921	$877	$842	5%	4%

DAC and VOBA Deferrals
As a percentage of sales	147.5%	137.1%	135.5%

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

When comparing DAC and VOBA deferrals as a percentage of sales for 2009 and 2008, the increase is a result of incurred deferrable general and administrative expenses declining at a rate lower than sales.

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Operating Revenues
Insurance premiums	$1,579	$1,517	$1,380	4%	10%
Net investment income	127	117	115	9%	2%
Other revenues and fees	7	6	5	17%	20%
Total operating revenues	1,713	1,640	1,500	4%	9%
Operating Expenses
Interest credited	2	2	-	0%	NM
Benefits	1,117	1,107	999	1%	11%
Underwriting, acquisition, insurance and other
expenses	403	371	326	9%	14%
Total operating expenses	1,522	1,480	1,325	3%	12%
Income from operations before taxes	191	160	175	19%	-9%
Federal income tax expense	67	56	61	20%	-8%
Income from operations	$124	$104	$114	19%	-9%

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Income from Operations by Product Line
Life	$42	$34	$41	24%	-17%
Disability	79	64	64	23%	0%
Dental	(2)	2	4	NM	-50%
Total non-medical	119	100	109	19%	-8%
Medical	5	4	5	25%	-20%
Total income from operations	$124	$104	$114	19%	-9%

Comparison of 2009 to 2008

Income from operations for this segment increased due to the following:

•	More favorable total non-medical loss ratio experience, slightly below the low end of our expected range;
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•	Higher net investment income driven by an increase in investment income on surplus investments.

The increase in income from operations was partially offset by an increase to underwriting, acquisition, insurance and other expenses due primarily to higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” for additional information), an increase in paid premiums and higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals, partially offset by higher costs of investments in strategic initiatives associated with realigning our marketing and distribution structure in 2008.

During 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  We attribute the recent favorable incidence and termination experience in our long-term disability line of business to be related, at least in part, to the impact of the challenging economic environment on our insureds.  In addition, we experienced favorable life loss ratios during 2009 due primarily to favorable mortality and life waiver experience, all of which we do not expect will be sustainable indefinitely.  Consequently, we expect to experience non-medical loss ratios in 2010 around 70%-71%, which continues to be around the low end of our historical expected range of 71% to 74%.

We expect to allocate more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses will result in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced higher expenses attributable to our U.S. pension plans during 2009 when compared to 2008, but we expect a favorable decline in 2010.  For details, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.

Management focuses on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claim experience is inherently uncertain.  As discussed further above, we expect favorable loss ratio experience in 2010.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Insurance Premiums by Product Line
Life	$584	$541	$494	8%	10%
Disability	692	672	601	3%	12%
Dental	149	150	136	-1%	10%
Total non-medical	1,425	1,363	1,231	5%	11%
Medical	154	154	149	0%	3%
Total insurance premiums	$1,579	$1,517	$1,380	4%	10%

Sales	$361	$316	$326	14%	-3%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Benefits and Interest Credited by Product Line
Life	$420	$401	$360	5%	11%
Disability	443	456	406	-3%	12%
Dental	121	117	104	3%	13%
Total non-medical	984	974	870	1%	12%
Medical	135	135	129	0%	5%
Total benefits and interest credited	$1,119	$1,109	$999	1%	11%

Loss Ratios by Product Line
Life	72.0%	73.9%	73.0%
Disability	64.0%	67.9%	67.5%
Dental	81.7%	78.3%	76.6%
Total non-medical	69.1%	71.4%	70.7%
Medical	87.9%	87.6%	87.0%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$176	$168	$164	5%	2%
General and administrative expenses	204	186	151	10%	23%
Taxes, licenses and fees	36	39	34	-8%	15%
Total expenses incurred	416	393	349	6%	13%
DAC and VOBA deferrals	(59)	(58)	(54)	-2%	-7%
Total expenses recognized before amortization	357	335	295	7%	14%
DAC and VOBA amortization, net of interest	46	36	31	28%	16%
Total underwriting, acquisition, insurance
and other expenses	$403	$371	$326	9%	14%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.7%	3.8%	3.9%

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

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net assets; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and external debt.  We are actively managing our remaining radio station clusters to maximize performance and future value.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Operating Revenues
Insurance premiums	$4	$4	$3	0%	33%
Net investment income	307	358	372	-14%	-4%
Amortization of deferred gain on business
sold through reinsurance	73	74	74	-1%	0%
Media revenues (net)	68	85	107	-20%	-21%
Other revenues and fees	15	13	22	15%	-41%
Total operating revenues	467	534	578	-13%	-8%
Operating Expenses
Interest credited	148	171	185	-13%	-8%
Benefits	258	113	146	128%	-23%
Media expenses	53	60	56	-12%	7%
Other expenses	127	181	197	-30%	-8%
Interest and debt expense	261	281	284	-7%	-1%
Total operating expenses	847	806	868	5%	-7%
Loss from operations before taxes	(380)	(272)	(290)	-40%	6%
Federal income tax benefit	(143)	(89)	(116)	-61%	23%
Loss from operations	$(237)	$(183)	$(174)	-30%	-5%

Comparison of 2009 to 2008

Loss from operations for this segment increased due primarily to the following:

•
The $64 million unfavorable impact in the first quarter of 2009 of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re as discussed in “Reinsurance” below, which resulted in pre-tax increases in benefits of $78 million, interest credited of $15 million and other expenses of $5 million, partially offset by a $34 million tax benefit, and unfavorable results of our run-off disability income business due primarily to an increase in reserves as a result of our review of the adequacy of reserves supporting this business and the write-off of certain receivables related to the rescission in the fourth quarter of 2009 of $33 million;

•
Lower net investment income related to our short-term liquidity strategy during the recent volatile markets that has reduced our portfolio yield and lower dividend income from our holdings of Bank of America common stock due to dividend rate cuts, partially offset by higher invested assets driven by distributable earnings received from our insurance segments, issuances of common stock, preferred stock and debt, and proceeds from the sale of Lincoln UK, partially offset by transfers to other segments for OTTI; and

•	Lower media earnings related primarily to the general weakening of the U.S. economy causing substantial declines in revenues throughout the radio market.

The increase in loss from operations was partially offset by the following:

•
Lower other expenses attributable primarily to higher merger-related expenses in 2008 as a result of higher system integration work related to our administrative systems and relocation costs associated with the move of our corporate office, favorable state income tax true-ups in 2009 and lower branding expenses in 2009 due to cost save initiatives, partially offset by restructuring charges of $22 million in 2009 related to expense reduction initiatives that are discussed further below;

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

•
Lower net investment income from a reduction in invested assets driven by transfers to other segments for OTTI, share repurchases and dividends paid to stockholders as these items exceeded the distributable earnings received from our insurance segments, dividends received from our other segments and issuances of debt; and

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

Additional Information

We expect a lower loss from operations for Other Operations in 2010 than was experienced in 2009.  The expected decrease is attributable primarily to the following:

•
Lower expenses attributable to the completion of our expense reduction initiatives in 2009, partially offset by expected increases in branding costs, investments in strategic initiatives and higher allocated overhead costs during 2010, as the disposal of our Lincoln UK and Investment Management businesses will result in a reallocation of overhead expenses to our remaining businesses (see “Acquisitions and Dispositions” for additional details);

•	Higher investment income from an increase in the distributable earnings that will be received from our insurance segments due to expected less challenging economic conditions; and
•	The unfavorable impact of the rescission in 2009 of the reinsurance agreement with Swiss Re for disability income business that we do not expect to recur.

The inclusion of run-off disability income business results within Other Operations due to the rescission of the Swiss Re reinsurance agreement mentioned above may create volatility in earnings going forward.  As part of our transition plan related to the rescission, we conducted a study during the fourth quarter of 2009 to determine the adequacy of the reserves related to this disability business, which resulted in a $33 million charge to our earnings for an increase in reserves and a reduction of certain receivables that were deemed to be uncollectible.

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

As a result of shrinking revenues due to the impact of unfavorable equity markets on our asset management businesses and a reduction in sales volumes caused by the unfavorable economic environment, we launched further initiatives to reduce expenses, including a 12% workforce reduction that was substantially completed in the second quarter of 2009, that we believe will improve our capital position and preserve profits.  The restructuring costs associated with these layoffs are included in other expenses within Other Operations.  See Note 17 for additional information.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments.  Investment income on capital in excess of the calculated amounts is reported in Other Operations.  If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital retained by Other Operations would decrease and net investment income would be negatively impacted.  In addition, as discussed below in “Review of Consolidated Financial Condition –
Alternative Sources of Liquidity,” we maintain an inter-segment cash management program where certain subsidiaries can borrow from or lend money to the holding company to meet short-term borrowing needs.  The inter-segment cash management program affects net investment income for Other Operations, as all inter-segment eliminations are reported within Other Operations.

Write-downs for OTTI decrease the recorded value of our invested assets owned by our business segments.  These write-downs are not included in the income from operations of our operating segments.  When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations, but should not have an impact on a consolidated basis unless the impairments are related to defaulted securities.  Statutory reserve adjustments for our business segments can also cause allocations of invested assets between the affected segments and Other Operations.

The majority of our interest credited relates to our reinsurance operations sold to Swiss Re in 2001.  A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our consolidated financial statements.  The interest credited corresponds to investment income earnings on the assets we continue to hold for this business.  There is no impact to income or loss in Other Operations or on a consolidated basis for these amounts because interest earned on the blocks that continue to be reinsured is passed through to Swiss Re in the form of interest credited.

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Other Expenses
Merger-related expenses	$17	$52	$104	-67%	-50%
Restructuring charges for expense initiatives	34	8	-	NM	NM
Branding	18	33	36	-45%	-8%
Retirement Income Security Ventures	9	11	9	-18%	22%
Taxes, licenses and fees	(16)	7	13	NM	-46%
Net expenses related to changes in benefit plans	-	-	4	NM	-100%
Other	65	70	31	-7%	126%
Total other expenses	$127	$181	$197	-30%	-8%

Other in the table above includes expenses that are corporate in nature including charitable contributions, certain litigation reserves, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations.

Merger-related expenses were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives.  These actions were substantially completed during 2009.  Our cumulative integration expense was approximately $225 million, pre-tax, which excludes amounts capitalized or recorded as goodwill.

Starting in December 2008, we implemented a restructuring plan in response to the current economic downturn and sustained market volatility, which focused on reducing expenses.  The expenses associated with this initiative are reported in restructuring charges for expense initiatives above.  Our cumulative pre-tax charges amounted to $42 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

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

REALIZED LOSS

Details underlying realized loss, after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
Pre-Tax	2009	2008	2007	2009	2008
Operating realized gain:
Indexed annuity net derivatives results	$-	$-	$2	NM	-100%
GLB	54	38	6	42%	NM
Total operating realized gain	54	38	8	42%	NM
Realized loss related to certain investments	(572)	(1,040)	(127)	45%	NM
Gain on certain reinsurance derivative/
trading securities	70	3	2	NM	50%
GLB net derivatives results	(502)	399	(48)	NM	NM
GDB derivatives results	(201)	58	-	NM	NM
Indexed annuity forward-starting option	4	7	(10)	-43%	170%
Gain on sale of subsidiaries/businesses	1	-	-	NM	NM
Total excluded realized loss	(1,200)	(573)	(183)	NM	NM
Total realized loss	$(1,146)	$(535)	$(175)	NM	NM

	For the Years Ended December 31,			Change Over Prior Year
After-Tax	2009	2008	2007	2009	2008
Operating realized gain:
Indexed annuity net derivatives results	$-	$-	$1	NM	-100%
GLB	35	25	4	40%	NM
Total operating realized gain	35	25	5	40%	NM
Realized loss related to certain investments	(372)	(676)	(83)	45%	NM
Gain on certain reinsurance derivative/
trading securities	46	2	1	NM	100%
GLB net derivatives results	(326)	258	(31)	NM	NM
GDB derivative results	(131)	38	-	NM	NM
Indexed annuity forward-starting option	2	5	(7)	-60%	171%
Gain on sale of subsidiaries/businesses	1	-	-	NM	NM
Total excluded realized loss	(780)	(373)	(120)	NM	NM
Total realized loss	$(745)	$(348)	$(115)	NM	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2009 to 2008

GLB net derivatives results declined due primarily to the NPR component of the liability being unfavorable in 2009 attributable to a narrowing of credit spreads and a reduction in the overall level of the liability before the application of the NPR to the discount rate.  See “GLB Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.  This decline was partially offset by significantly more favorable GLB hedge program performance in 2009 relative to 2008.  In 2008, the result was largely driven by extremely volatile capital markets.  At the end of the second quarter of 2009, we made a strategic decision to reduce our interest rate coverage as we prepared for the adoption of VACARVM, which was effective for statutory accounting on December 31, 2009.  The reduced coverage on rates resulted in favorable performance for the second half of 2009; however, this strategic risk position was mitigated on December 31, 2009.

The 2009 unfavorable prospective unlocking for assumption changes related primarily to modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves and modifying our fund assumptions with regard to our hedged indices.  The 2008 favorable unlocking for assumption changes related primarily to assumptions associated with the GLB reserves reflecting primarily updates to implied ultimate volatility.

The 2008 unfavorable prospective DAC, VOBA, DSI and DFEL unlocking related to the GLB reserves reflecting the impact of incorporating the change in EGPs resulting from the change in assumptions for the reserves discussed above into the DAC, VOBA, DSI and DFEL models.

The unfavorable decline in GDB derivative results was attributable primarily to the favorable equity markets in 2009 as compared to unfavorable in 2008.

The decline in the realized loss related to certain investments was attributable primarily to the lower OTTI.  This is due to general improvement in the credit markets and the change in the accounting for impairments under the Investments – Debt and Equity Securities Topic of the FASB ASC that is effective for impairments recorded after January 1, 2009.  For a further explanation of this change, see Note 2.  For more information on realized losses on certain investments, see “Consolidated Investments – Realized Loss Related to Investments” below.

The gain on certain reinsurance derivative/trading securities in 2009 was due primarily to the rescission of the Swiss Re indemnity reinsurance agreement covering certain disability income business, whereby we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  Prior to the rescission of the Swiss Re indemnity reinsurance agreement, the fluctuations in the fair value of the trading securities mostly offset the fair value fluctuations in the embedded derivative of the reinsurance agreement with the net difference reported as a realized gain or loss.  The release of this embedded derivative liability increased net income by approximately $31 million in the first quarter of 2009.  Since the rescission, this line item is impacted by market conditions as we now have trading securities that are no longer supporting an embedded derivative liability due to the rescission causing us to release that liability.  Consequently, we may experience more volatility in the fluctuation of this component of realized gain or loss in the future.  During 2009, the value of these trading securities increased due to changes in interest rates.  For more information, see “Reinsurance” below and Note 9.

Comparison of 2008 to 2007

The favorable GLB net derivatives results in 2008 were attributable to the following:

•
The inclusion in 2008 of an NPR adjustment as a result of the adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC and its component of determining the fair value of the embedded derivative liability due primarily to our widening credit spreads;

•	Hedge program effectiveness; and
•	Favorable unlocking.

In 2008, our hedge was generally effective, excluding the effects of unlocking and the NPR adjustment, with changes in reserves largely offset by the increase in market value of the hedge assets.  There were several largely offsetting factors, both favorable and unfavorable, that led to this result.  Significant unfavorable items included:  poor underlying fund performance relative to the hedge instruments used; volatile capital market conditions that resulted in non-linear changes in reserves that our derivatives are not specifically designed to mitigate; and losses from the strengthening of the dollar as compared to the euro, pound and yen.  A large portion of these unfavorable results in 2008 was attributable to overall market performance during October 2008 and four specific days in September on which capital markets were extremely volatile, including the first market day after the Lehman bankruptcy and the day Congress originally failed to pass the original EESA legislation.  Significant favorable items included movements in swap spreads and a change in the characteristics of certain GIB features that resulted in lower liabilities than had been assumed in establishing our hedge positions.  As account values declined, the characteristics of certain GIB features shifted towards benefit reserves as opposed to embedded derivative reserves.

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

During 2008, the change in fair value of GDB derivatives was favorable due to certain favorable movements in swap spreads and implied volatilities, partially offset by fund underperformance of our hedges, losses from the strengthening of the dollar as compared to the euro, pound and yen, and volatile capital market conditions.

For a discussion of the increase in realized losses on certain investments see “Consolidated Investments – Realized Loss Related to Investments” below.

Operating Realized Gain

Details underlying operating realized gain (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$(82)	$203	$(1)	NM	NM
Change in fair value of embedded derivatives	84	(204)	6	141%	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(2)	1	(3)	NM	133%
Total indexed annuity net derivatives
results	-	-	2	NM	-100%
GLB
Pre-DAC (1) amount	70	69	15	1%	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	20	12	-	67%	NM
Amortization, excluding unlocking	(36)	(43)	(9)	16%	NM
Total GLB	54	38	6	42%	NM

Total Operating Realized Gain	$54	$38	$8	42%	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis are different.  The difference in the cash flows for the year ended December 31, 2009, resulted in an increase to the GLB reserve liability in excess of the liability that we hedge.  We utilize a model based on our holding company’s CDS spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the impact of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.  Details underlying the NPR component and associated impact to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009 (1)	2008
10-year CDS spread	1.68%	2.49%	5.52%	23.25%	6.34%
NPR factor related
to 10-year CDS spread	0.08%	0.20%	0.82%	1.49%	1.23%
Unadjusted embedded
derivative liability	$643	$1,014	$1,197	$3,064	$3,416

(1)
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

The $546 million change in the NPR component of the liability from December 31, 2008, to December 31, 2009, was attributable primarily to change in the NPR factors and the decrease in the unadjusted embedded derivative liability.  Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  For 2009, the spread curve flattened significantly.  Currently, we estimate that if the NPR factors as of December 31, 2009, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable impact to net income of $29 million, pre-DAC* and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of December 31, 2009, then there would have been a favorable impact to net income of $48 million, pre-DAC* and tax.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

*	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

We include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain and include the net valuation premium of the GLB attributed rider fees in excluded realized loss.  For our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.

Realized Loss Related to Certain Investments

See “Consolidated Investments – Realized Loss Related to Investments” below.

Gain on Certain Reinsurance Derivative/Trading Securities

Gain on certain reinsurance derivative/trading securities represents changes in the fair values of total return swaps (embedded derivatives) theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements and changes in the fair value of trading securities, which in certain cases support these arrangements.

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$115	$80	$51	44%	57%
Change in reserves hedged:
Prospective unlocking - assumption changes	(258)	164	(6)	NM	NM
Prospective unlocking - model refinements	(9)	-	8	NM	-100%
Other	3,064	(3,365)	(305)	191%	NM
Change in market value of derivative assets	(2,934)	3,377	167	NM	NM
Hedge program effectiveness
(ineffectiveness)	(137)	176	(136)	NM	229%
Change in reserves not hedged (NPR				NM	NM
component)	(546)	536	-	NM	NM
Change in derivative assets not hedged (NPR
component)	15	(20)	-	175%	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Prospective unlocking - assumption changes	-	(46)	-	100%	NM
Retrospective unlocking (1)	(176)	252	(13)	NM	NM
Amortization, excluding unlocking	227	(546)	50	142%	NM
Loss from the initial adoption of new accounting
guidance, after-DAC (2) (3)	-	(33)	-	100%	NM
Total GLB net derivatives results	$(502)	$399	$(48)	NM	NM

GDB Derivatives Results
Change in fair value of derivatives	(226)	75	(2)	NM	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(93)	25	-	NM	NM
Amortization, excluding unlocking	118	(42)	2	NM	NM
Total GDB derivatives results	$(201)	$58	$-	NM	NM

(1)	Related primarily to the emergence of gross profits.
(2)	This new accounting guidance was included in the Fair Value Measurements and Disclosures Topic of the FASB ASC.
(3)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the impact of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of December 31, 2009, the net effect of the NPR resulted in a $33 million increase in the liability for our GLB embedded derivative reserves.  See above for information regarding the effect of the NPR on the GLB net derivatives results for the years ended December 31, 2009 and 2008.  For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

GDB Derivatives Results

Our GDB derivatives results represent the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio unlocking, excluding our expected cost of the hedging instruments.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts:
Prospective unlocking - assumption changes	$-	$-	$1	NM	-100%
Other	7	(7)	(23)	200%	70%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(3)	4	12	NM	-67%
Gain from the initial adoption of new accounting
guidance, after-DAC (1) (2)	-	10	-	-100%	NM
Total	$4	$7	$(10)	-43%	170%

(1)	This new accounting guidance was included in the Fair Value Measurements and Disclosures Topic of the FASB ASC.
(2)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
	As of December 31,		Total Investments
	2009	2008	2009	2008
Investments
AFS securities:
Fixed maturity	$60,818	$48,141	80.1%	72.3%
Equity	278	254	0.4%	0.4%
Trading securities	2,505	2,333	3.3%	3.5%
Mortgage loans on real estate	7,178	7,715	9.5%	11.6%
Real estate	174	125	0.2%	0.2%
Policy loans	2,898	2,921	3.8%	4.4%
Derivative instruments	1,010	3,397	1.3%	5.1%
Alternative investments	696	776	0.9%	1.2%
Other investments	361	848	0.5%	1.3%
Total investments	$75,918	$66,510	100.0%	100.0%

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

	As of December 31, 2009
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,260	$248	$341	$8,167	13.3%
Basic industry	2,304	116	57	2,363	3.9%
Capital goods	2,995	149	26	3,118	5.1%
Communications	2,817	200	51	2,966	4.9%
Consumer cyclical	2,589	141	66	2,664	4.4%
Consumer non-cyclical	5,568	380	16	5,932	9.8%
Energy	4,251	290	22	4,519	7.4%
Technology	1,121	76	4	1,193	2.0%
Transportation	1,224	85	15	1,294	2.1%
Industrial other	709	35	11	733	1.2%
Utilities	8,941	415	81	9,275	15.2%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs") and
credit-linked notes ("CLNs")	735	11	296	450	0.7%
Commercial real estate ("CRE") CDOs	54	-	24	30	0.0%
Credit card	265	9	9	265	0.4%
Home equity	1,099	1	428	672	1.1%
Manufactured housing	122	1	11	112	0.2%
Auto loan	220	5	-	225	0.4%
Other	230	12	3	239	0.4%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	2,436	49	354	2,131	3.5%
Collateralized mortgage and other obligations
("CMOs"):
Agency backed	4,494	252	23	4,723	7.8%
Non-agency backed	1,697	5	454	1,248	2.1%
Mortgage pass-throughs ("MPTS"):
Agency backed	2,912	64	14	2,962	4.9%
Non-agency backed	69	-	8	61	0.1%
Municipals:
Taxable	1,900	13	53	1,860	3.1%
Tax-exempt	35	-	-	35	0.1%
Government and government agencies:
United States	963	85	14	1,034	1.7%
Foreign	1,345	53	39	1,359	2.2%
Hybrid and redeemable preferred stock	1,402	36	250	1,188	2.0%
Total fixed maturity AFS securities	60,757	2,731	2,670	60,818	100.0%
Equity AFS Securities	382	21	125	278
Total AFS securities	61,139	2,752	2,795	61,096
Trading Securities (1)	2,342	243	80	2,505
Total AFS and trading securities	$63,481	$2,995	$2,875	$63,601

	As of December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	% Fair
	Cost	Gains	Losses	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,199	$68	$1,210	$7,057	14.6%
Basic industry	2,241	15	353	1,903	4.0%
Capital goods	2,660	34	222	2,472	5.1%
Communications	2,580	43	221	2,402	5.0%
Consumer cyclical	2,865	33	459	2,439	5.1%
Consumer non-cyclical	4,254	87	206	4,135	8.6%
Energy	2,949	47	246	2,750	5.7%
Technology	766	9	71	704	1.5%
Transportation	1,219	20	119	1,120	2.3%
Industrial other	715	16	37	694	1.4%
Utilities	8,186	103	677	7,612	15.8%
Corporate ABS:
CDOs and CLNs	796	7	630	173	0.4%
CRE CDOs	60	-	23	37	0.1%
Credit card	165	-	73	92	0.2%
Home equity	1,107	1	411	697	1.4%
Manufactured housing	148	2	28	122	0.3%
Other	196	1	18	179	0.4%
CMBS:
Non-agency backed	2,535	9	625	1,919	4.0%
CMOs:
Agency backed	5,068	180	29	5,219	10.8%
Non-agency backed	1,996	1	746	1,251	2.6%
MPTS:
Agency backed	1,619	55	-	1,674	3.5%
Non-agency backed	141	-	47	94	0.2%
Municipals:
Taxable	109	2	1	110	0.2%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	1,148	166	25	1,289	2.7%
Foreign	1,093	72	133	1,032	2.1%
Redeemable preferred stock	1,563	6	607	962	2.0%
Total fixed maturity AFS securities	54,381	977	7,217	48,141	100.0%
Equity AFS Securities	428	9	183	254
Total AFS securities	54,809	986	7,400	48,395
Trading Securities (1)	2,306	256	229	2,333
Total AFS and trading securities	$57,115	$1,242	$7,629	$50,728

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer below to the “Trading Securities” section for further details.

AFS Securities

The general intent of the AFS accounting guidance is to reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated OCI.  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2009			As of December 31, 2008
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$35,041	$35,924	59.1%	$31,847	$29,651	61.5%
2	Baa	20,294	20,725	34.1%	19,181	16,056	33.4%
Total investment grade securities		55,335	56,649	93.2%	51,028	45,707	94.9%
Below Investment Grade Securities
3	Ba	3,221	2,695	4.4%	2,189	1,695	3.5%
4	B	1,470	948	1.6%	772	516	1.1%
5	Caa and lower	426	265	0.4%	250	130	0.3%
6	In or near default	305	261	0.4%	142	93	0.2%
Total below investment grade securities		5,422	4,169	6.8%	3,353	2,434	5.1%
Total fixed maturity AFS securities		$60,757	$60,818	100.0%	$54,381	$48,141	100.0%

Total securities below investment grade
as a percentage of total fixed
maturity AFS securities		8.9%	6.8%		6.2%	5.1%

Comparisons between the National Association of Insurance Commissioners (“NAIC”) ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch), by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be below investment grade by the rating agencies, which is a result of the changes in the RBC rules for RMBS securities that were effective December 31, 2009, for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of December 31, 2009 and 2008, 80.3% and 92.3%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities decreased $4.6 billion in 2009, which was attributable primarily to increased liquidity in several market segments and improved credit fundamentals, partially offset by, the cumulative adjustment of the recognition of OTTI, which resulted in the $165 million increase in amortized cost in AFS securities as discussed in Note 2.  As more fully described in Note 5, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2009, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

The estimated fair value for all private securities was $8.0 billion and $7.1 billion as of December 31, 2009 and 2008, respectively, representing approximately 11% of total invested assets as of December 31, 2009 and 2008.

Trading Securities

Trading securities, which in certain cases support reinsurance funds withheld and our Modco reinsurance agreements, are carried at estimated fair value and changes in estimated fair value are recorded in net income as they occur.  Investment results for these certain portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  Offsetting these amounts in certain cases are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  See Notes 1 and 9 for more information regarding our accounting for Modco.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

Our fixed maturity securities include MBS.  These securities are subject to risks associated with variable prepayments.  This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase.  Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss.  Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain.  In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities.  Prepayments occurring slower than expected have the opposite impact.  We may incur reinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities.  The degree to which a security is susceptible to either gains or losses is influenced by:  the difference between its amortized cost and par; the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment; and the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of December 31, 2009, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $9.9 billion and an unrealized loss of $620 million, or 6%, as of December 31, 2009.  The unrealized loss was due primarily to deteriorating fundamentals and a general level of illiquidity in the market resulting in price declines in many structured products.

The market value of AFS securities and trading securities backed by subprime loans was $435 million and represented less than 1% of our total investment portfolio as of December 31, 2009.  AFS securities represent $423 million, or 97%, and trading securities represent $12 million, or 3%, of the subprime exposure as of December 31, 2009.  AFS securities and trading securities rated A or above represented 63% of the subprime investments and $213 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of December 31, 2009
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,612	$907	$475	$-	$8,994
ABS home equity	-	-	249	423	672
Total by type (1)	$7,612	$907	$724	$423	$9,666

Rating
AAA	$7,590	$290	$161	$197	$8,238
AA	5	36	121	24	186
A	17	44	49	43	153
BBB	-	34	16	32	82
BB and below	-	503	377	127	1,007
Total by rating (1)(2)	$7,612	$907	$724	$423	$9,666

Origination Year
2004 and prior	$2,874	$305	$279	$214	$3,672
2005	902	176	210	156	1,444
2006	319	146	191	51	707
2007	1,273	280	44	-	1,597
2008	360	-	-	-	360
2009	1,884	-	-	2	1,886
Total by origination year (1)	$7,612	$907	$724	$423	$9,666

Total AFS securities					$61,096

Total AFS RMBS as a percentage of
total AFS securities					15.8%

Total Prime/non-agency, Alt-A and subprime as a
percentage of total AFS securities					3.4%

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

	Amortized Cost as of December 31, 2009
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,313	$1,211	$648	$-	$9,172
ABS home equity	-	-	388	711	1,099
Total by type (1)	$7,313	$1,211	$1,036	$711	$10,271

Rating
AAA	$7,291	$316	$185	$236	$8,028
AA	5	49	155	33	242
A	16	50	66	75	207
BBB	-	49	30	57	136
BB and below	1	747	600	310	1,658
Total by rating (1)(2)	$7,313	$1,211	$1,036	$711	$10,271

Origination Year
2004 and prior	$2,725	$353	$355	$305	$3,738
2005	861	246	292	251	1,650
2006	304	195	307	150	956
2007	1,190	417	82	-	1,689
2008	341	-	-	-	341
2009	1,892	-	-	5	1,897
Total by origination year (1)	$7,313	$1,211	$1,036	$711	$10,271

Total AFS securities					$61,139

Total AFS RMBS as a percentage of
total AFS securities					16.8%

Total Prime/non-agency, Alt-A and subprime as a
percentage of total AFS securities					4.8%

(1)
Does not include the amortized cost of trading securities totaling $235 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $235 million in trading securities consisted of $196 million prime, $22 million Alt-A and $17 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan asset-backed securities (in millions):

	As of December 31, 2009
	Credit Card (1)		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$239	$239	$225	$220	$464	$459
BBB	26	26	-	-	26	26
Total by rating (1)(2)(3)	$265	$265	$225	$220	$490	$485

Total AFS securities					$61,096	$61,139

Total by rating as a percentage of total
AFS securities					0.8%	0.8%

(1)	Additional indirect credit card exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 5.
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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of December 31, 2009
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$2,047	$2,301	$84	$135	$-	$-	$2,131	$2,436
CRE CDOs	-	-	-	-	30	54	30	54
Total by type (1)	$2,047	$2,301	$84	$135	$30	$54	$2,161	$2,490

Rating
AAA	$1,474	$1,440	$49	$50	$9	$15	$1,532	$1,505
AA	285	319	7	10	-	-	292	329
A	122	189	9	13	19	36	150	238
BBB	100	130	7	20	2	3	109	153
BB and below	66	223	12	42	-	-	78	265
Total by rating (1)(2)	$2,047	$2,301	$84	$135	$30	$54	$2,161	$2,490

Origination Year
2004 and prior	$1,382	$1,469	$63	$67	$13	$16	$1,458	$1,552
2005	379	432	20	60	9	15	408	507
2006	150	230	1	8	8	23	159	261
2007	136	170	-	-	-	-	136	170
Total by origination year (1)	$2,047	$2,301	$84	$135	$30	$54	$2,161	$2,490

Total AFS securities							$61,096	$61,139

Total AFS CMBS
as a percentage of total AFS securities							3.5%	4.1%

(1)
Does not include the fair value of trading securities totaling $83 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $83 million in trading securities consisted of $81 million CMBS and $2 million CRE CDOs.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of December 31, 2009
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$258	$258	$1	$67	$192
ASSURED GUARANTY LTD	31	-	31	-	11	20
FGIC	-	88	88	-	33	55
FSA	-	62	62	-	4	58
MBIA	11	157	168	10	28	150
MGIC	12	6	18	-	3	15
PMI GROUP INC	27	-	27	-	14	13
RADIAN GROUP INC	20	-	20	-	7	13
XL CAPITAL LTD	72	63	135	23	8	150
Total by Monoline insurer (3)	$173	$634	$807	$34	$175	$666

Total AFS securities			$61,139	$2,752	$2,795	$61,096

Total by Monoline insurer as a percentage
of total AFS securities			1.3%	1.2%	6.3%	1.1%

(1)	Additional direct exposure through credit default swaps with a notional value totaling $98 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table. See “Credit-Linked Notes” in Note 5.
(3)
Does not include the fair value of trading securities totaling $32 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $32 million in trading securities consisted of $12 million of direct exposure and $20 million of insured exposure.  This table also excludes insured exposure totaling $13 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions) for our securities that we believe were most at risk of impairment, was as follows:

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$175	36.8%	$280	37.3%	$105	38.1%
ABS	31	6.5%	91	12.1%	60	21.8%
Banking	98	20.6%	137	18.2%	39	14.2%
Property and casualty insurers	42	8.8%	70	9.3%	28	10.2%
CMBS	3	0.6%	30	4.0%	27	9.8%
Non-captive diversified	57	12.0%	63	8.4%	6	2.2%
Non-agency	1	0.2%	4	0.5%	3	1.1%
Financial - other	29	6.1%	31	4.1%	2	0.7%
Industrial - other	4	0.8%	6	0.8%	2	0.7%
Gaming	21	4.4%	22	2.9%	1	0.4%
Airlines	2	0.4%	3	0.4%	1	0.4%
Electric	2	0.4%	3	0.4%	1	0.4%
Retailers	1	0.2%	1	0.1%	-	0.0%
Refining	5	1.0%	5	0.7%	-	0.0%
Chemicals	3	0.6%	3	0.4%	-	0.0%
Real estate investment trusts	1	0.2%	1	0.1%	-	0.0%
Lodging	2	0.4%	2	0.3%	-	0.0%
Total securities subject to enhanced
analysis and monitoring	$477	100.0%	$752	100.0%	$275	100.0%

Total AFS securities	$61,096		$61,139		$2,795

Total securities subject to enhanced
analysis and monitoring as a
percentage of total AFS securities	0.8%		1.2%		9.8%

In addition, as discussed in Note 1, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools, as of December 31, 2009, see Note 5.

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
Non-captive diversified	$83	30.6%	$140	31.4%	$57	32.4%
Automotive	34	12.6%	70	15.7%	36	20.5%
Gaming	10	3.7%	43	9.7%	33	18.8%
Property and casualty	27	10.0%	51	11.4%	24	13.5%
Non-captive consumer	10	3.7%	20	4.5%	10	5.7%
ABS	9	3.4%	16	3.7%	7	4.0%
Entertainment	56	20.8%	59	13.2%	3	1.7%
Refining	2	0.7%	5	1.1%	3	1.7%
CMBS	2	0.7%	4	0.9%	2	1.1%
Banking	23	8.5%	24	5.4%	1	0.6%
Retailers	1	0.4%	1	0.2%	-	0.0%
CMOs	6	2.2%	6	1.3%	-	0.0%
Media - non-cable	5	1.9%	5	1.1%	-	0.0%
Paper	1	0.4%	1	0.2%	-	0.0%
Pharmaceuticals	1	0.4%	1	0.2%	-	0.0%
Total securities subject to enhanced
analysis and monitoring	$270	100.0%	$446	100.0%	$176	100.0%

Total AFS securities	$48,395		$54,809		$7,400

Total securities subject to enhanced
analysis and monitoring as a
percentage of total AFS securities	0.6%		0.8%		2.4%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,290	7.8%	$2,061	10.6%	$771	27.6%
Banking	1,973	12.0%	2,462	12.8%	489	17.5%
CMOs	1,797	10.8%	2,266	11.8%	469	16.8%
CMBS	809	4.9%	1,163	6.0%	354	12.7%
Property and casualty insurers	621	3.7%	709	3.7%	88	3.1%
Electric	986	5.9%	1,037	5.3%	51	1.8%
Local authorities	927	5.6%	970	5.0%	43	1.5%
Media - non-cable	277	1.7%	318	1.6%	41	1.5%
Paper	217	1.3%	257	1.3%	40	1.4%
Financial - other	260	1.6%	292	1.5%	32	1.1%
Real estate investment trusts	434	2.6%	461	2.4%	27	1.0%
Non-captive diversified	211	1.3%	237	1.2%	26	0.9%
Life	298	1.8%	322	1.7%	24	0.9%
Gaming	194	1.2%	217	1.1%	23	0.8%
Entertainment	210	1.3%	230	1.2%	20	0.7%
Owned no guarantee	283	1.7%	302	1.6%	19	0.7%
Non-agency	102	0.6%	121	0.6%	19	0.7%
Sovereigns	174	1.0%	192	1.0%	18	0.6%
Pipelines	299	1.8%	314	1.6%	15	0.5%
Municipal	362	2.2%	376	1.9%	14	0.5%
Diversified manufacturing	310	1.9%	324	1.7%	14	0.5%
Distributors	337	2.0%	350	1.8%	13	0.5%
Non-captive consumer	115	0.7%	128	0.7%	13	0.5%
Metals and mining	248	1.5%	261	1.3%	13	0.5%
Conventional 30 year	829	5.0%	841	4.3%	12	0.4%
Industrial - other	156	0.9%	167	0.9%	11	0.4%
Retailers	152	0.9%	163	0.8%	11	0.4%
Industries with unrealized losses
less than $10 million	2,718	16.3%	2,843	14.6%	125	4.5%
Total by industry	$16,589	100.0%	$19,384	100.0%	$2,795	100.0%

Total AFS securities	$61,096		$61,139		$2,795

Total by industry as a
percentage of total AFS
securities	27.2%		31.7%		100.0%

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
ABS	$1,198	4.0%	$2,380	6.4%	$1,182	16.1%
Banking	3,553	12.0%	4,586	12.3%	1,033	14.0%
CMOs	1,636	5.5%	2,411	6.5%	775	10.5%
CMBSs	1,632	5.5%	2,257	6.1%	625	8.4%
Electric	2,906	9.8%	3,231	8.7%	325	4.4%
Pipelines	1,501	5.1%	1,763	4.8%	262	3.5%
Real estate investment trusts	649	2.2%	900	2.4%	251	3.4%
Property and casualty insurers	746	2.5%	999	2.7%	253	3.4%
Metals and mining	599	2.0%	767	2.1%	168	2.3%
Paper	397	1.3%	528	1.4%	131	1.8%
Retailers	539	1.8%	668	1.8%	129	1.7%
Life	543	1.8%	667	1.8%	124	1.7%
Media - non-cable	750	2.5%	867	2.3%	117	1.6%
Food and beverage	1,201	4.1%	1,306	3.5%	105	1.4%
Gaming	205	0.7%	303	0.8%	98	1.3%
Diversified manufacturing	686	2.3%	774	2.1%	88	1.2%
Non-captive diversified	198	0.7%	281	0.8%	83	1.1%
Building materials	463	1.6%	545	1.5%	82	1.1%
Owned no guarantee	208	0.7%	290	0.8%	82	1.1%
Independent	533	1.8%	615	1.7%	82	1.1%
Home construction	227	0.8%	308	0.8%	81	1.1%
Distributors	890	3.0%	971	2.6%	81	1.1%
Technology	511	1.7%	582	1.6%	71	1.0%
Financial - other	357	1.2%	427	1.2%	70	0.9%
Non-captive consumer	177	0.6%	246	0.7%	69	0.9%
Automotive	171	0.6%	238	0.6%	67	0.9%
Integrated	424	1.4%	490	1.3%	66	0.9%
Transportation services	373	1.3%	439	1.2%	66	0.9%
Wirelines	557	1.9%	617	1.7%	60	0.8%
Refining	285	1.0%	340	0.9%	55	0.7%
Oil field services	550	1.9%	604	1.6%	54	0.7%
Wireless	225	0.8%	278	0.8%	53	0.7%
Chemicals	473	1.6%	522	1.4%	49	0.7%
Non-agency	94	0.3%	141	0.4%	47	0.6%
Healthcare	431	1.5%	477	1.3%	46	0.6%
Entertainment	485	1.6%	529	1.4%	44	0.6%
Health insurance	334	1.1%	376	1.0%	42	0.6%

	As of December 31, 2008
		%		%		%
	Fair	Fair	Amortized	Amortized	Unrealized	Unrealized
	Value	Value	Cost	Cost	Loss	Loss
(Continued from Above)
Sovereigns	118	0.4%	159	0.4%	41	0.6%
Industrial - other	366	1.2%	404	1.1%	38	0.5%
Brokerage	182	0.6%	219	0.6%	37	0.5%
Consumer products	434	1.5%	469	1.3%	35	0.5%
Airlines	72	0.2%	101	0.3%	29	0.4%
Lodging	85	0.3%	112	0.3%	27	0.4%
Packaging	158	0.5%	184	0.5%	26	0.4%
Railroads	232	0.8%	257	0.7%	25	0.3%
Local authorities	31	0.2%	45	0.1%	14	0.2%
Construction machinery	238	0.8%	250	0.7%	12	0.2%
Utility - other	76	0.3%	86	0.2%	10	0.1%
Government sponsored	15	0.0%	26	0.1%	11	0.1%
Media - cable	156	0.5%	167	0.5%	11	0.1%
Industries with unrealized losses
less than $10 million	741	2.5%	809	2.2%	68	0.9%
Total by industry	$29,611	100.0%	$37,011	100.0%	$7,400	100.0%

Total AFS securities	$48,395		$54,809		$7,400

Total by industry as a
percentage of total AFS
securities	61.2%		67.5%		100.0%
Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on AFS fixed maturity securities below investment grade fixed maturity securities represented 47.5% and 12.9% of total gross unrealized losses on all AFS securities as of December 31, 2009 and 2008, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade securities to develop credit concerns.  The remaining 52.5% and 87.1% of the gross unrealized losses as of December 31, 2009 and 2008, respectively, relate to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2009.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of December 31, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$192	$211	$19
	40% to 70%	163	307	144
	Below 40%	12	44	32
Total < or = 90 days		367	562	195

>90 days but < or = 180 days	Above 70%	32	33	1
	40% to 70%	-	-	-
	Below 40%	2	6	4
Total >90 days but < or = 180 days		34	39	5

>180 days but < or = 270 days	Above 70%	-	-	-
	40% to 70%	18	25	7
	Below 40%	-	1	1
Total >180 days but < or = 270 days		18	26	8

>270 days but < or = 1 year	Above 70%	51	60	9
	40% to 70%	18	30	12
	Below 40%	3	13	10
Total >270 days but < or = 1 year		72	103	31

>1 year	Above 70%	1,776	2,023	247
	40% to 70%	802	1,403	601
	Below 40%	61	303	242
Total >1 year		2,639	3,729	1,090

Total below investment grade		$3,130	$4,459	$1,329

Total AFS securities		$61,096	$61,139	$2,795

Total below investment grade as a percentage
of total AFS securities		5.1%	7.3%	47.5%

	Ratio of
	Amortized	As of December 31, 2008
	Cost to	Fair	Amortized	Unrealized
Aging Category	Fair Value	Value	Cost	Loss
< or = 90 days	Above 70%	$253	$268	$15
	40% to 70%	17	31	14
	Below 40%	1	5	4
Total < or = 90 days		271	304	33

>90 days but < or = 180 days	Above 70%	291	336	45
	40% to 70%	41	66	25
	Below 40%	-	-	-
Total >90 days but < or = 180 days		332	402	70

>180 days but < or = 270 days	Above 70%	310	349	39
	40% to 70%	83	140	57
	Below 40%	9	37	28
Total >180 days but < or = 270 days		402	526	124

>270 days but < or = 1 year	Above 70%	114	141	27
	40% to 70%	35	66	31
	Below 40%	9	28	19
Total >270 days but < or = 1 year		158	235	77

>1 year	Above 70%	501	605	104
	40% to 70%	339	604	265
	Below 40%	98	376	278
Total >1 year		938	1,585	647

Total below investment grade		$2,101	$3,052	$951

Total AFS securities		$48,395	$54,809	$7,400

Total below investment grade as a percentage
of total AFS securities		4.3%	5.6%	12.9%

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans (in millions):

	As of December 31, 2009			As of December 31, 2009
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,483	34%	CA	$1,476	20%
Industrial	1,907	27%	TX	613	9%
Retail	1,688	24%	MD	426	6%
Apartment	664	9%	FL	324	5%
Hotel/Motel	207	3%	VA	318	4%
Mixed use	132	2%	TN	308	4%
Other commercial	97	1%	AZ	301	4%
	$7,178	100%	WA	286	4%
			IL	265	4%
			NC	261	4%
			GA	242	3%
Geographic Region			PA	208	3%
Pacific	$1,868	25%	NV	204	3%
South Atlantic	1,712	24%	OH	195	3%
East North Central	723	10%	IN	172	2%
Mountain	706	10%	MA	155	2%
West South Central	648	9%	MN	153	2%
Middle Atlantic	477	7%	NJ	141	2%
East South Central	438	6%	NY	128	2%
West North Central	397	6%	SC	126	2%
New England	209	3%	Other states under 2%	876	12%
	$7,178	100%		$7,178	100%

As discussed above in “Current Market Conditions,” the global financial markets and credit market conditions experienced a period of extreme volatility and disruption that began in the second half of 2007 and continued and substantially increased throughout 2008 that led to a decrease in the overall liquidity and availability of capital in the mortgage loan market, and in particular a decrease in activity by securitization lenders.  These conditions and the overall economic downturn put pressure on the fundamentals of mortgage loans through rising vacancies, falling rents and falling property values.

Loan-to-value and debt-service coverage ratios are measures commonly used to assess the quality of mortgage loans.  The loan-to-value ratio compares the principal amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage.  Loan-to-value ratios greater than 100% percent indicate that the principal amount is greater than the collateral value.  Therefore, all else being equal, a smaller loan-to-value ratio generally indicates a higher quality loan.  The debt-service coverage ratio compares a property’s net operating income to its debt-service payments.  Debt-service coverage ratios less than 1.0 times indicates that property operations do not generate enough income to cover its current debt payments.  Therefore, all else being equal, a larger debt-service coverage ratio generally indicates a higher quality loan.   The following summarizes our loan-to-value and debt-service coverage ratios (in millions):

	As of December 31, 2009
Loan-to-Value	Principal Amount	%	Debt- Service Coverage
Less than 65%	$4,834	67.4%	1.67
65% to 75%	1,986	27.7%	1.39
Greater than 75%	352	4.9%	0.81
Total mortgage loans	$7,172	100.0%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions impact our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were nine impaired mortgage loans as of December 31, 2009, or less than 1% of the total dollar amount of mortgage loans, and no impaired mortgage loans as of December 31, 2008.  As of December 31, 2009, there were eight commercial mortgage loans that were two or more payments delinquent.  As of December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent.  The carrying value on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $36 million, or less than 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $2 million.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consists primarily of investments in limited partnerships, was as follows:

	As of December 31,
	2009	2008
Retirement Solutions:
Annuities	$85	$89
Defined Contribution	65	72
Insurance Solutions:
Life Insurance	485	603
Group Protection	32	8
Other Operations	29	4
Total alternative investments	$696	$776

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Retirement Solutions:
Annuities	$3	$(7)	$17	143%	NM
Defined Contribution	2	(8)	17	125%	NM
Insurance Solutions:
Life Insurance	(66)	(16)	65	NM	NM
Group Protection	1	(2)	-	150%	NM
Other Operations	5	(1)	3	NM	NM
Total alternative investments (1)	$(55)	$(34)	$102	-62%	NM

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The decline in our investment income on alternative investments presented in the table above when comparing 2009 to 2008 was due to the impact of audit adjustments related to completion of calendar-year financial statement audits of the investments within our portfolio and deterioration of the financial markets.  The nature of these adjustments is discussed further below.  This weakness was concentrated primarily in our energy, domestic venture capital and real estate limited partnership holdings.

As of December 31, 2009 and 2008, alternative investments included investments in approximately 99 and 102 different partnerships, respectively and the portfolio represents less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  The capital calls are included on the table of contingent commitments in “Review of Consolidated Financial Condition – Liquidity and Capital Resources” below.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments,” we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available. Our investment income from alternative investments for the second quarter of 2009 included a pre-tax loss of $71 million, of which $57 million of the losses were attributable to audit adjustments to partnerships’ 2008 financial statements.  The breakdown of these audit adjustments by segment was as follows:  $50 million for Insurance Solutions – Life Insurance; $1 million for Insurance Solutions – Group Protection; $3 million for Retirement Solutions – Annuities; and $3 million for Retirement Solutions – Defined Contribution.   Our investment income from alternative investments for the third quarter of 2009 included a $12 million, pre-tax, loss which was attributable to audit adjustments to partnerships’ 2008 financial statements for our Insurance Solutions – Life Insurance segment.  Our investment income from alternative investments for the fourth quarter of 2009 included a $3 million, pre-tax, loss that was attributable to audit adjustments to partnerships’ 2008 financial statements for our Insurance Solutions – Life Insurance segment.

Income (loss), after-tax, derived from our consolidated alternative investments by class (in millions) related to the impact of December 31, 2008, audit adjustments recorded during 2009 at the investee was as follows:

Venture capital	$(49)
Real estate	(12)
Oil and gas	(11)
Associated amortization of DAC, VOBA, DSI and DFEL	26
Income tax benefit	16
Total	$(30)

We believe these December 31, 2008, audit adjustments recorded during 2009 for each of the asset classes related primarily to the adoption of Fair Value Measurements and Disclosures Topic of the FASB ASC and refinements to the valuation techniques or models used by the investees within our portfolio, which was impacted by the continued deterioration of the financial markets.  During 2008, there was extreme volatility and disruption that affected the equity and credit markets and made it challenging to arrive at certain assumptions utilized in the investee company’s valuation methodologies, which, in turn, determined the fair value of their respective portfolio companies.  Specifically, our understanding is that subjective assumptions such as forward-looking growth projections, discount rates utilized to present value expected future cash flows generated from the portfolio companies, among other items, were the focus of heavy debate and ultimately the net asset values of these particular investee companies were revised to reflect the downward revised valuations.

Non-Income Producing Investments

As of December 31, 2009 and 2008, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $38 million and $15 million, respectively.

Net Investment Income

Details underlying net investment income (loss) (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Net Investment Income
Fixed maturity AFS securities	$3,474	$3,337	$3,302	4%	1%
Equity AFS securities	8	26	39	-69%	-33%
Trading securities	159	166	176	-4%	-6%
Mortgage loans on real estate	462	475	494	-3%	-4%
Real estate	18	20	42	-10%	-52%
Standby real estate equity commitments	1	3	12	-67%	-75%
Policy loans	172	179	175	-4%	2%
Invested cash	15	52	62	-71%	-16%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	24	29	57	NM	NM
Alternative investments (2)	(55)	(34)	102	-62%	NM
Consent fees	5	5	10	0%	-50%
Other investments	9	(3)	11	NM	NM
Investment income	4,292	4,255	4,482	1%	-5%
Investment expense	(114)	(125)	(185)	9%	32%
Net investment income	$4,178	$4,130	$4,297	1%	-4%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2009	2008	2007	2009	2008
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	5.81%	5.90%	5.91%	(9)	(1)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.03%	0.04%	0.08%	(1)	(4)
Alternative investments	-0.08%	-0.05%	0.15%	(3)	(20)
Consent fees	0.01%	0.01%	0.01%	-	-
Standby real estate equity commitments	0.00%	0.00%	0.02%	-	(2)
Net investment income yield on invested assets	5.77%	5.90%	6.17%	(13)	(27)

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Average invested assets at amortized cost	$72,359	$70,024	$69,591	3%	1%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life, and fixed portion of defined contribution and VUL products.  The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable.  Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond makewhole premiums, alternative investments and contingent interest and standby real estate equity commitments.  These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The increase in net investment income when comparing 2009 to 2008 was attributable to higher account values due primarily to positive net flows and higher invested assets driven primarily by issuances of common stock, preferred stock and debt, partially offset by a decline in investment income on alternative investments and in conjunction with our liquidity strategy of maintaining higher cash balances in the first half of the year during the more volatile markets reducing portfolio yield.

Standby Real Estate Equity Commitments

Historically, we have entered into standby commitments, which obligated us to purchase real estate at a specified cost if a third-party sale does not occur within approximately one year after construction is completed.  These commitments were used by a developer to obtain a construction loan from an outside lender on favorable terms.  In return for issuing the commitment, we received an annual fee and a percentage of the profit when the property is sold.  Our long-term expectation is that we will be obligated to fund a small portion of these commitments that remain outstanding.  However, due to the current economic environment, we may experience increased funding obligations.  During the year ended December 31, 2009, we recorded $83 million to realized loss on our Consolidated Statement of Income (Loss).

As of December 31, 2009 and 2008, we had standby real estate equity commitments totaling $220 million and $267 million, respectively.  During 2009, we funded commitments of $46 million and the fair value of the associated real estate of $32 million is included on our Consolidated Balance Sheets, which resulted in the recognition of $14 million in realized losses.  In addition, we recorded an estimated loss of $69 million in 2009 on projects due to our belief that our requirement to fund the projects in accordance with the standby equity commitment is probable.

During 2009, we suspended entering into new standby real estate commitments.

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

The decline in prepayment and makewhole premiums when comparing 2009 to 2008 was attributable primarily to the continued tightening of credit conditions in the market resulting in less refinancing activity and less prepayment income.

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Fixed maturity AFS securities:
Gross gains	$161	$60	$123	168%	-51%
Gross losses	(709)	(1,119)	(181)	37%	NM
Equity AFS securities:
Gross gains	6	1	6	NM	-83%
Gross losses	(27)	(163)	(112)	83%	-46%
Gain (loss) on other investments	(130)	37	18	NM	106%
Associated amortization expense of DAC, VOBA,
DSI and DFEL and changes in other contract
holder funds and funds withheld
reinsurance liabilities	161	256	30	-37%	NM
Total realized loss on investments, excluding	(538)	(928)	(116)	42%	NM
trading securities
Loss on certain derivative instruments	(34)	(112)	(12)	70%	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL and in other
contract holder funds	-	-	1	NM	-100%
Total realized loss on investments and
certain derivative instruments,
excluding trading securities	$(572)	$(1,040)	$(127)	45%	NM

Amortization expense of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized loss reflecting the incremental impact of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2009, 2008 and 2007, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Fixed Maturity Securities
Corporate bonds	$214	$551	$122	-61%	NM
U.S. Government bonds	-	-	1	NM	-100%
MBS:
CMOs	250	303	18	-17%	NM
CMBS	-	1	2	-100%	-50%
ABS:
CDOs	39	1	7	NM	-86%
Hybrid and redeemable preferred securities	67	50	-	34%	NM
Total fixed maturity securities	570	906	150	-37%	NM
Equity Securities
Banking securities	10	131	-	-92%	NM
Insurance securities	8	1	-	NM	NM
Other financial services securities	3	24	111	-88%	-78%
Other securities	6	7	-	-14%	NM
Total equity securities	27	163	111	-83%	47%
Gross OTTI recognized in
net income (loss)	597	1,069	261	-44%	NM
Associated amortization expense
of DAC, VOBA, DSI and DFEL	(205)	(218)	-	6%	NM
Net OTTI recognized in
net income (loss), pre-tax	$392	$851	$261	-54%	226%

When comparing 2009 to 2008, the decrease in write-downs for OTTI on our AFS securities was attributable primarily to overall improvement in the credit markets as compared to the same period in prior year.  Losses in 2009 were attributable primarily to certain corporate bond holdings within the Financial, Automotive and Gaming sectors, as well as deteriorating fundamentals within the housing market that affected select RMBS holdings.

The $597 million of impairments taken during 2009 were split between $575 million of credit-related impairments and $22 million on non-credit related impairments.  The credit-related impairments were largely attributable to our RMBS and mortgage-related ABS holdings that have suffered from continued deterioration in housing fundamentals.  The non-credit related impairments were incurred due to declines in values of securities for which we have an intent to sell or it is more likely than not that we will sell the securities before recovery.

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

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2009, the reserves associated with these reinsurance arrangements totaled $995 million.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect premiums, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of December 31, 2009 and 2008, the amounts recoverable from reinsurers were $6.4 billion and $8.4 billion, respectively.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $3.0 billion and $4.5 billion as of December 31, 2009 and 2008, respectively.  Swiss Re has funded a trust with a balance of $1.9 billion as of December 31, 2009, to support this business.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re funded an additional trust during the fourth quarter of 2009 with a balance of approximately $1.4 billion as of December 31, 2009, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives included $1.3 billion and $30 million, respectively, as of December 31, 2009, related to the business sold to Swiss Re.

We sold a block of disability income business to Swiss Re as part of several indemnity reinsurance transactions executed in 2001, as discussed above.  On January 24, 2009, an award of rescission was declared related to an ongoing dispute between us and Swiss Re for this treaty, which requires us to be fully responsible for all claims incurred and liabilities supporting this block as if the reinsurance treaty never existed. We completed a review of the adequacy of the reserves supporting the liabilities during the fourth quarter of 2009.  See Note 14 for a discussion of the effects of the rescission.

During the third quarter of 2006, one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies.  Of the $605 million of fixed annuity business that we reinsure with Scottish Re, approximately 83% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re.  For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC.  In addition to fixed annuities, we have approximately $138 million of policy liabilities on the life insurance business that we have reinsured with Scottish Re.  Scottish Re continues to perform under its contractual responsibilities to us.  We continue to evaluate the impact of these rating downgrades with respect to our existing exposures to Scottish Re.  Based on current information, we do not believe that Scottish Re’s rating downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

See Note 9 for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $937 million, $1.3 billion and $2.0 billion in 2009, 2008 and 2007, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, repayment of preferred stock, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During 2009, our payables for collateral on derivative investments declined by $2.2 billion as improvements in equity and credit markets resulted in reduced derivative fair values.  For additional information see “Credit Risk” in Note 6.

The disruptions in the capital markets experienced in the second half of 2008 continued into the first part of 2009.  During this extraordinary market environment, management continually monitored and adjusted its liquidity and capital plans for LNC and its subsidiaries in light of changing needs and opportunities.  To strengthen the capital position of our principal insurance subsidiaries and provide holding company liquidity during this period of volatility in the capital and credit markets, we reduced the common stock dividend, sold certain subsidiaries, issued common stock and debt during the second quarter of 2009, issued preferred stock and a common stock warrant to the U.S. Treasury under the TARP CPP during the third quarter of 2009 and issued debt during the fourth quarter of 2009, which is discussed in more detail below in “Financing Activities.”

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

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Dividends from Subsidiaries
LNL	$405	$400	$769	1%	-48%
Lincoln Financial Media (1)	2	659	86	-100%	NM
First Penn-Pacific	50	50	150	0%	-67%
Lincoln UK	-	24	75	-100%	-68%
Delaware Investments	10	51	55	-80%	-7%
Lincoln Barbados	300	-	-	NM	NM
Other non-regulated companies (2)	-	-	395	NM	-100%
Other	-	54	-	-100%	NM
Loan Repayments and Interest from
Subsidiary
LNL interest on intercompany notes (3)	83	83	82	0%	1%
	$850	$1,321	$1,612	-36%	-18%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$652	$-	$-	NM	NM
TARP CPP proceeds	950	-	-	NM	NM
UK sale proceeds	307	-	-	NM	NM
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	(1)	15	107	NM	-86%
	$1,908	$15	$107	NM	-86%

(1)
During May of 2009, Lincoln Financial Media became a subsidiary of The Lincoln National Life Insurance Company (“LNL”).  For 2008, amount includes proceeds on the sale of certain discontinued media operations.  For more information, see Note 3.

(2)	Represents a dividend of Bank of America shares to LNC from a subsidiary in September 2007.
(3)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.  See “Part IV – Item 15(a)(2) Financial Statement Schedules – Schedule II – Condensed Financial Information of Registrant” for the parent company cash flow statement.

Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.  As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” above, we may not consider the benefit from the statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, The Lincoln Life & Annuity Co. of New York, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $730 million in 2010 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

We maintain an investment portfolio of various holdings, types and maturities.  These investments are subject to general credit, liquidity, market and interest rate risks.  An extended disruption in the credit and capital markets could adversely affect LNC and its subsidiaries’ ability to access sources of liquidity, and there can be no assurance that additional financing will be available to us on favorable terms, or at all, in the current market environment.  In addition, further OTTI could reduce our statutory surplus, leading to lower RBC ratios and potentially reducing future dividend capacity from our insurance subsidiaries.

Subsidiaries’ Statutory Reserving and Surplus

For discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements on our insurance subsidiaries, see “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income from Operations – Strategies to Address Statutory Reserve Strain.”

As mentioned above in “Results of Insurance Solutions – Insurance Solutions – Life Insurance,” we transferred a closed block of life insurance policies to a third party effective March 31, 2009.  The transaction resulted in the release of approximately $240 million of statutory capital previously supporting this business, which consisted of certain UL and VUL insurance products, and an RBC benefit of approximately 20 percentage points in 2009.  During the fourth quarter of 2009, we executed a separate agreement whereby we assumed the mortality risk associated with this business on a yearly-renewable basis, which resulted in a higher allocation of capital supporting this business of approximately $20 million.

As a result of recent financing activities discussed below and upon the closing of the TARP CPP, we contributed $1.0 billion to our principal life insurance subsidiary during 2009.  In addition, we contributed our media properties’ net assets to our principal life insurance subsidiary during 2009, which initially increased our statutory capital by $285 million; however, this initial contribution was impacted primarily by goodwill and FCC license impairment of $109 million in the fourth quarter of 2009.  See “Critical Accounting Policies – Goodwill and Other Intangible Assets” for more information.

In September of 2008, the NAIC adopted a new statutory reserving standard for variable annuities, VACARVM, which became effective on December 31, 2009, for all existing and future business.  This reserving standard replaced the previous statutory reserving practices for variable annuities with guaranteed benefits, and any change in reserving practices has the potential to increase or decrease statutory reserves from previous levels.  The effect of the adoption was dependent upon several factors that existed as of December 31, 2009, including account values, market conditions, the carrying value of derivative and other assets (whose change in value may be uncorrelated with the new reserving requirements) as compared to the carrying value of the reserves they supported and the use of captive or third-party reinsurance.

The actual impact of adoption was relatively neutral to RBC ratios and future dividend capacity of our insurance subsidiaries with a slight decrease in statutory reserves offset by a higher capital requirement.  However, we funded our captive reinsurance subsidiary to support the reserve credit needs of LNL as a result of the adoption of VACARVM.  Future market conditions will greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  For example, if the level of the S&P 500 had been 10% lower as of December 31, 2009, we estimate that our RBC ratios would have declined by approximately 5-15% of RBC, the result of either lower capital levels in our insurance subsidiaries or funding the capital position of the captive.  Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2009, we estimate that our capital would have increased by an amount consistent with an increase of 5-15% of RBC, primarily as a higher level of capital in our captive with little impact to RBC ratios in our insurance subsidiaries.  However, the magnitude of such sensitivities could vary significantly depending on a variety of factors, including, but not limited to, contract holder activity, hedge positions, changes in interest rates and the rate or volatility of market movements.  In addition, a movement in the equity markets subsequent to December 31, 2009, may result in significantly different RBC outcomes.  We continue to analyze the use of existing captive reinsurance structures, as well as additional third-party reinsurance arrangements, and our current hedging strategies relative to managing the effects of equity markets and interest rates on the statutory reserves, statutory capital and the dividend capacity of our life insurance subsidiaries.

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets.  The impact on statutory reserves is affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements, and therefore result in non-linear relationships between reserve changes and equity market performance during any reporting period.

A reduction in LNL’s surplus resulting from increased variable annuity statutory reserves related to equity market declines may impact its RBC ratio and its dividend paying capacity.  The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital.”  In addition, declines in equity markets lower the value of our variable annuity separate accounts and our credit-linked notes.  When our separate account assets or our credit-linked notes become less than the related liabilities, we must allocate additional capital to fund the difference.

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

On December 11, 2009, we completed the issuance and sale of $300 million aggregate principal amount of our 6.25% senior notes due 2020.  We intend to use the net proceeds from this offering to repay at maturity the $250 million floating rate senior notes due on March 12, 2010, and for general corporate purposes.

On January 4, 2010, we closed on the sale of Delaware and received after-tax proceeds of approximately $405 million that will be reinvested back into core insurance businesses.  There could be post-closing adjustments, some of which are beyond our control, and no assurance can be given as to the timing of its completion as an extension beyond 120 days is allowed in the purchase agreement if there is disagreement during this period.  On October 1, 2009, we closed on the sale of Lincoln UK and received after-tax proceeds of $307 million that will be used for general corporate purposes.  There could be post-closing adjustments, some of which are beyond our control, and no assurance can be given as to the timing of its completion as an extension beyond 120 days is allowed in the share purchase agreement if there is disagreement during this period.  For more information on the disposition of these businesses, see “Acquisitions and Dispositions” and Note 3.

On July 10, 2009, we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock at an exercise price of $10.92 per share, in accordance with the terms of the TARP CPP, for an aggregate purchase price of $950 million.  Holders of this Series B preferred stock are entitled to a cumulative cash dividend at the annual rate per share of 5% of the liquidation preference, $1,000 per share, or $48 million annually, for the first five years from issuance.  After July 10, 2014, if the preferred shares are still outstanding, the annual dividend rate will increase to 9% per year.  We intend to repay this financing prior to the increase in the dividend rate, taking into consideration appropriate balance sheet strength and capital market conditions.  The Series B non-voting preferred stock has no maturity date and ranks senior to our common stock.  The Series B preferred stock dividends and related accretion of discount is recorded as a direct reduction to retained earnings and deducted from income available to common stockholders in the calculation of earnings per share.  See Note 15 for additional details.

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

As mentioned above, we contributed $1.0 billion of the proceeds of recent financing activities to our principal insurance subsidiary, LNL, during the third quarter of 2009, and we retained the remaining amount at the holding company for general corporate purposes.

Details underlying debt and financing activities (in millions) were as follows:

	For the Year Ended December 31, 2009
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$315	$-	$-	$-	$(216)	$99
Current maturities of long-term debt	500	-	(500)	-	250	250
Other short-term debt	-	-	-	-	1	1
Total short-term debt	$815	$-	$(500)	$-	$35	$350

Long-Term Debt
Senior notes	$2,555	$795	$-	$(142)	$(248)	$2,960
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,571	-	(87)	-	1	1,485
Total long-term debt	$4,731	$795	$(87)	$(142)	$(247)	$5,050

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On April 6, 2009, we funded the maturity of a $500 million floating rate senior note through dividends received during the second quarter of 2009 from LNL and LNBAR and internal borrowings.  We expect to repay the $250 million floating rate senior note due on March 12, 2010, with the majority of our proceeds from our $300 million 6.25% senior offering in December 2009.  We also have a $250 million 6.2% fixed rate senior note maturing on December 15, 2011.  The specific resources or combination of resources that we will use to meet the 2011 maturity will depend upon, among other things, the financial market conditions present at the time of maturity.  As of December 31, 2009, the holding company had $990 million in cash and cash equivalents.

In March of 2009, we repurchased $87 million of our capital securities and recognized a gain of $64 million, pre-tax.  See Note 13 for additional information on the gain recognized on the early extinguishment of debt.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of December 31, 2009
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$411	$350
Five-year revolving credit facility	Feb-11	1,350	-
Five-year revolving credit facility	Mar-11	1,750	-
Ten-year LOC facility	Dec-19	550	-
Total		$4,061	$350

LOCs issued			$2,636

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  Of the borrowings outstanding as of December 31, 2009, $250 million is classified within long-term debt and $100 million is classified within payables for collateral on investments on our Consolidated Balance Sheets.  The maturity dates of the borrowings are discussed below.

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

Under the credit agreements, we must maintain a minimum consolidated net worth level.  In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  As of December 31, 2009, we were in compliance with all such covenants.  All of our credit agreements are unsecured.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3.  Our long-term debt currently holds a rating of BBB/Baa2.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Ratings” for additional information on our current bond ratings.

In the third quarter of 2008, LNL made an investment of $19 million in the FHLBI, a AAA-rated entity, and made an additional investment of $2 million in the second quarter of 2009.  We are allowed to borrow up to 20 times the amount of our common stock investment in the FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  On December 4, 2008, the LNC and LNL Boards of Directors approved an additional common stock investment of $56 million, which would increase our total borrowing capacity up to $1.5 billion upon completion of that incremental investment.  As of December 31, 2009, based on our actual common stock investment, we had borrowing capacity of up to approximately $411 million from the FHLBI.  We had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010.  During the second quarter of 2009, we also borrowed $100 million at a rate of 0.8% that is due June 3, 2010.

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an “alternative coupon satisfaction mechanism.”  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants on our common stock with an exercise price greater than the market price.  We would have to utilize the alternative coupon satisfaction mechanism until the trigger events above no longer existed.  If we were required to utilize the alternative coupon satisfaction mechanism and were successful in selling sufficient common shares or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  For more information, see “Part I – Item 1A. Risk Factors – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

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

The holding company had an average borrowing balance of $174 million from the cash management program during 2009.  The holding company had a maximum and minimum amount of financing that is used from the cash management program during this period of $603 million and $0, respectively.  There was no balance as of December 31, 2009.  In addition, the holding company had an outstanding payable of $97 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of December 31, 2009.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of December 31, 2009, our insurance subsidiaries had securities with a carrying value of $501 million out on loan under the securities lending program and $344 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

LNC has a $1.0 billion commercial paper program that is rated A-2, P-2 and F2.  The commercial paper program is backed by a bank line of credit.  During 2009, LNC had an average of $314 million in commercial paper outstanding with a maximum amount of $776 million outstanding at any time.  LNC had $99 million of commercial paper outstanding as of December 31, 2009.

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

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.  As a result of our participation in the TARP CPP, we are subject to limits on increasing the dividend on our common stock (unless the U.S. Treasury consents), which applies until the third anniversary of the U.S. Treasury’s investment, unless we redeem the Series B preferred shares in whole or the U.S. Treasury transfers all of the Series B preferred stock to third parties.

Details underlying this activity (in millions, except per share data) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Common dividends to stockholders	$62	$429	$430	-86%	0%
Repurchase of common stock	-	476	986	-100%	-52%
Total cash returned to
stockholders	$62	$905	$1,416	-93%	-36%

Number of shares issued	46.000	-	-	NM	NM
Average price per share	$14.34	$-	$-	NM	NM

Number of shares repurchased	-	9.091	15.381	-100%	-40%
Average price per share	$-	$52.31	$64.13	-100%	-19%

Note:  Average price per share is calculated using whole dollars instead of dollars rounded to millions.

On February 24, 2009, the Board of Directors approved a reduction of the dividend on our common stock from $0.21 to $0.01 per share, which, along with a prior reduction, is expected to add approximately $100 million to capital each quarter.  Additionally, we have suspended stock repurchase activity.  We expect that both of these changes will favorably impact our capital position prospectively in light of the market volatility and extraordinary events that affected financial markets in late 2008 and early 2009.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2009	2008	2007	2009	2008
Debt service (interest paid)	$240	$282	$270	-15%	4%
Capital contribution to subsidiaries	1,313	-	325	NM	-100%
Total	$1,553	$282	$595	NM	-53%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2009, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other
contract holder obligations (1)	$13,795	$26,265	$23,167	$77,076	$140,303
Short-term debt	350	-	-	-	350
Long-term debt (2)	-	550	700	3,768	5,018
Reverse repurchase agreements	345	-	-	-	345
Operating leases	44	74	49	100	267
Stadium naming rights (3)	6	13	14	61	94
Outsourcing arrangements (4)	13	10	-	-	23
Retirement and other plans (5)	86	177	185	476	924
Totals	$14,639	$27,089	$24,115	$81,481	$147,324

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

(3)	Includes a maximum annual increase related to the Consumer Price Index.
(4)	Includes an information technology agreement and certain other outsourcing arrangements.
(5)	Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2019 and known payments under deferred compensation arrangements.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans.  We contributed $11 million, $14 million and $10 million in 2009, 2008 and 2007, respectively, to U.S. pension plans; $44 million, $2 million and $1 million in 2009, 2008 and 2007, respectively, to our U.K. pension plan; and $16 million, $15 million and $14 million in 2009, 2008 and 2007, respectively, to our postretirement plan.  We do not expect to contribute to our qualified U.S. defined benefit pension plan in 2010.  We expect to fund approximately $10 million to our unfunded non-qualified U.S. defined benefit plan and $10 million to our postretirement benefit plans during 2010.  These amounts include anticipated benefit payments for non-qualified plans.  The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact.  See Note 18 for additional information.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $412 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2009, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$3,100	$-	$611	$3,711
Investment commitments	249	142	175	-	566
Standby commitments to purchase real
estate upon completion and leasing (1)	220	-	-	-	220
Media commitments (2)	11	17	2	-	30
Total	$480	$3,259	$177	$611	$4,527

(1)	See “Consolidated Investments – Standby Real Estate Equity Commitments” above for additional information.
(2)	Consists primarily of employment contracts and rating service contracts.

Pension Contributions

Based on our calculations, we are not currently required to make any 2010 contributions; however, if plan assets were to decline as a result of unfavorable equity markets, we might be required to make contributions in order to meet the requirements under the Pension Protection Act of 2006 and the Worker, Retiree and Employer Recovery Act of 2008.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be impacted by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  As a result of the raising of capital discussed in “Financing Activities” above, we currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  These actions compliment the previously mentioned dividend reductions, suspension of share repurchases and enterprise-wide restructuring program that is expected to generate $140 million to $160 million, after-tax, in annual savings to further strengthen our capital and liquidity positions.  In addition, we are exploring our options with regard to protecting and building capital at the insurance company subsidiaries, which may include, depending on then current market conditions and other factors, potential securitizations of reserves, reinsurance transactions and sales of corporate assets.  A continuation of or an acceleration of poor capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors.”

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Interest Rate Risk

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our invested assets and interest credited to account values of our contract holders.  If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced.  Provided investment yields and default experience continue to gradually return to levels that are more typical from a long-term perspective, we do not view the near term risk to spreads over the next twelve months to be material.  The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to mitigate this risk.  The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2009:

								Estimated
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$1,886	$3,025	$3,306	$3,694	$3,679	$43,177	$58,767	$58,984
Average interest rate	6.2%	6.0%	5.9%	5.8%	6.1%	6.0%	6.0%
Variable interest rate securities	$166	$125	$64	$215	$314	$5,135	$6,019	$4,337
Average interest rate	8.1%	3.8%	7.6%	4.9%	3.2%	4.6%	4.6%
Mortgage loans	$223	$349	$475	$425	$495	$5,205	$7,172	$7,316
Average interest rate	6.9%	7.7%	6.8%	6.2%	6.2%	6.3%	6.4%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,162	$1,695	$1,798	$1,979	$2,337	$17,567	$26,538	$26,319
Average interest rate	6.0%	6.3%	6.0%	5.8%	5.9%	6.0%	6.0%
Debt	$350	$250	$300	$200	$500	$3,768	$5,368	$5,108
Average interest rate	0.3%	6.2%	5.7%	2.0%	4.8%	6.4%	5.6%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$24	$24	$-	$66	$-	$3,150	$3,264	$(40)
Average pay rate	0.3%	0.9%	0.0%	0.9%	0.0%	0.5%	0.5%
Average receive rate	4.2%	4.5%	0.0%	5.2%	0.0%	4.4%	4.4%
Pay fixed/receive variable	$395	$203	$758	$275	$503	$1,830	$3,964	$(213)
Average pay rate	4.8%	4.0%	3.0%	4.0%	3.4%	4.6%	4.1%
Average receive rate	0.3%	0.3%	0.3%	0.3%	0.3%	0.4%	0.3%
Interest rate caps:
Outstanding notional	$150	$-	$-	$-	$-	$-	$150	$-
Average strike rate (2)	7.0%	-	-	-	-	-	-
Forward CMT curve (3)	3.8%	-	-	-	-	-	-
Interest rate futures:
2-year treasury notes
outstanding notional	$287	$-	$-	$-	$-	$-	$287	$-
5-year treasury notes
outstanding notional	224	-	-	-	-	-	224	-
10-year treasury notes
outstanding notional	376	-	-	-	-	-	376	-
Treasury bonds
outstanding notional	1,446	-	-	-	-	-	1,446	-

(1)	The information shown is for our fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	The indexes are a mixture of five-year constant maturity treasury (“CMT”) and constant maturity swap.
(3)	The CMT curve is the five-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks:

	As of December 31, 2008
	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$52,571	$46,983
Variable interest rate securities	6,445	3,489
Mortgage loans	7,677	7,424
Investment type insurance contracts (1)	30,059	26,310
Debt	5,370	3,684
Interest rate and foreign currency swaps	9,280	1,208

(1)	The information shown is for our fixed maturity securities and mortgage loans that support these insurance contracts.

Interest Rate Risk on Fixed Insurance Business – Falling Rates

The spreads on our fixed annuity, term life, whole life, interest-sensitive whole life, universal life (“UL”), fixed portion of defined contribution business and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years.  Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and UL investment portfolios will continue to decline.  Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies.  Minimum guaranteed rates on annuity and UL policies generally range from 1.5% to 5.0%.  The following provides detail on the percentage differences between the December 31, 2009, interest rates being credited to contract holders and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions –		%
		Defined	Life		Account
	Annuities	Contribution	Insurance	Total	Values
Excess of Crediting Rates over Contract Minimums
CD and on-benefit type annuities	$12,960	$1,951	$-	$14,911	25.72%
Discretionary rate setting products (1)
No difference	4,887	7,889	19,988	32,764	56.50%
up to .10%	203	-	199	402	0.69%
0.11% to .20%	213	4	1,029	1,246	2.15%
0.21% to .30%	308	165	552	1,025	1.77%
0.31% to .40%	94	74	650	818	1.41%
0.41% to .50%	35	939	684	1,658	2.86%
0.51% to .60%	20	-	337	357	0.62%
0.61% to .70%	11	-	985	996	1.72%
0.71% to .80%	10	1	843	854	1.47%
0.81% to .90%	10	-	-	10	0.02%
0.91% to 1.0%	12	158	20	190	0.33%
1.01% to 1.50%	159	193	526	878	1.51%
1.51% to 2.00%	506	93	542	1,141	1.97%
2.01% to 2.50%	299	-	4	303	0.52%
2.51% to 3.00%	180	12	-	192	0.33%
3.01% and above	31	189	19	239	0.41%
Total discretionary rate setting products	6,978	9,717	26,378	43,073	74.28%
Total account values	$19,938	$11,668	$26,378	$57,984	100.00%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

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

Interest Rate Risk on Fixed Insurance Business – Rising Rates

For both annuities and UL, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders.  The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more.  Accordingly, the earned rate on each portfolio lags behind changes in market yields.  As rates rise, the lag may be increased by slowing mortgage-backed securities prepayments.  The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates.  If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders.  If we credit more competitive renewal rates to limit surrenders, our spreads will narrow.  We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios.  Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions.  With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within our risk tolerances.

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

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2009, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

												Estimated
	2010		2011		2012		2013		2014	Thereafter	Total	Fair Value
Currencies
British pound	$-		$-		$-		$-		$-	$69	$69	$69
Interest rate	0.00%		0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.20%	6.20%
Canadian dollar	$-		$-		$-		$-		$31	$10	$41	$41
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		6.10%	5.60%	6.00%
New Zealand dollar	$-		$-		$-		$-		$-	$31	$31	$32
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	3.70%	3.70%
Euro	$-		$-		$-		$-		$74	$99	$173	$167
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		4.80%	5.00%	4.90%
Australian dollar	$-		$-		$-		$-		$-	$33	$33	$28
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%		0.00%	7.40%	7.40%
Total currencies	$-		$-		$-		$-		$105	$242	$347	$337
Derivatives
Foreign currency swaps	$-		$-		$-		$-		$94	$246	$340	14

The following provides our principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps (in millions):

	As of December 31, 2008
	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$61	$58
Canadian dollar	35	31
New Zealand dollar	25	23
Euro	195	172
Australian dollar	34	19
Total currencies	$350	$303
Derivatives
Foreign currency swaps	$367	$64

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

Fee Revenues

The fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values.  These fees are generally a fixed percentage of the market value of assets under management.  In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions.  Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

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

	As of December 31, 2009				As of December 31, 2008
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$219	$219	$241	$197	$210	$210
Foreign equities	61	61	67	55	46	46
Subtotal	280	280	308	252	256	256
Real estate	174	195	215	176	125	149
Other equity interests	888	898	988	808	984	994
Total	$1,342	$1,373	$1,511	$1,236	$1,365	$1,399

	As of December 31, 2009				As of December 31, 2008
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Derivatives (1)
Equity futures	$1,147	$-	$(112)	$112	$3,769	$-
Total return swaps	156	-	9	(9)	126	-
Put options	4,093	935	859	1,040	4,700	1,727
S&P 500 options	3,440	215	314	117	2,951	31
Total	$8,836	$1,150	$1,070	$1,260	$11,546	$1,758

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2005 through 2009.  See Note 6 and Note 20 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

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

Impact of Equity Market Sensitivity

Due to the use of our RTM process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates,” we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.  The following table presents our estimate of the impact on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the S&P 500 Index® (“S&P 500”) were to drop to 1000 immediately after December 31, 2009, and remaining at that level through the next twelve months or dropped to 800 immediately after December 31, 2009, and remain at that level through the next twelve months, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1000 (2)	at 800 (2)
Segment
Retirement Solutions - Annuities (1)	$(69)	$(133)
Retirement Solutions - Defined Contribution	(8)	(26)

(1)
If the level of the S&P 500 dropped to 800 immediately after December 31, 2009, and remained at that level in subsequent periods, we project that we would have an RTM prospective unlocking of approximately $200 million to $240 million, after-tax, for Retirement Solutions late in 2012.  If the level of the S&P 500 dropped to 1000 immediately after December 31, 2009, and remained at that level  in subsequent periods, we project that we would have an RTM prospective unlocking of approximately $125 million to $165 million, after-tax, for Retirement Solutions late in 2014.

(2)
The baseline for these impacts assumes 9% annual equity market growth beginning on January 1, 2010.  The baseline is then compared to scenarios of S&P 500 at the 800 and 1000 levels, which assume the index stays at those levels for the next twelve months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 800 and 1000 level scenarios is presented in the table.

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

Default Risk

Our portfolio of invested assets was $75.9 billion and $66.5 billion as of December 31, 2009, and December 31, 2008, respectively.  Of this total, $47.2 billion and $37.7 billion consisted of corporate bonds and $7.2 billion and $7.7 billion consist of commercial mortgages as of December 31, 2009, and December 31, 2008, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of December 31, 2009, and December 31, 2008, our counterparty risk exposure, net of collateral, was $292 million and $562 million, respectively.  We have exposure to 15 counterparties, with a maximum exposure of $135 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of LNC counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of December 31,
	2009	2008
Rating
AAA	$-	$20
AA	202	333
A	82	209
BBB	8	-
BB and below investment grade	-	-
Total	$292	$562

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Corporation changed its method of accounting for the recognition and presentation of other-than-temporary impairments.  Also, as discussed in Note 2 to the consolidated financial statements, in 2008 the Corporation changed its method of accounting for fair value measurements of financial assets and financial liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2010

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2009	2008

ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity (amortized cost: 2009 – $60,757; 2008 – $54,381)	$60,818	$48,141
Equity (cost: 2009 – $382; 2008 – $428)	278	254
Trading securities	2,505	2,333
Mortgage loans on real estate	7,178	7,715
Real estate	174	125
Policy loans	2,898	2,921
Derivative investments	1,010	3,397
Other investments	1,057	1,624
Total investments	75,918	66,510
Cash and invested cash	4,025	5,588
Deferred acquisition costs and value of business acquired	9,510	11,402
Premiums and fees receivable	321	449
Accrued investment income	889	814
Reinsurance recoverables	6,426	8,396
Reinsurance related embedded derivatives	-	31
Goodwill	3,013	3,696
Other assets	3,831	10,595
Separate account assets	73,500	55,655
Total assets	$177,433	$163,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$15,287	$18,431
Other contract holder funds	64,818	60,570
Short-term debt	350	815
Long-term debt	5,050	4,731
Reinsurance related embedded derivatives	31	-
Funds withheld reinsurance liabilities	1,261	2,042
Deferred gain on business sold through reinsurance	543	619
Payables for collateral on investments	1,907	3,706
Other liabilities	2,986	8,590
Separate account liabilities	73,500	55,655
Total liabilities	165,733	155,159

Contingencies and Commitments (See Note 14)

Stockholders' Equity
Series A preferred stock – 10,000,000 shares authorized; 11,497 and 11,565 shares
issued and outstanding as of December 31, 2009, and December 31, 2008, respectively	-	-
Series B preferred stock – 950,000 shares authorized and outstanding
as of December 31, 2009	806	-
Common stock – 800,000,000 shares authorized; 302,223,281 and 255,869,859 shares
issued and outstanding as of December 31, 2009, and December 31, 2008, respectively	7,840	7,035
Retained earnings	3,316	3,745
Accumulated other comprehensive loss	(262)	(2,803)
Total stockholders' equity	11,700	7,977
Total liabilities and stockholders' equity	$177,433	$163,136

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Insurance premiums	$2,064	$2,018	$1,852
Insurance fees	2,922	3,067	2,996
Net investment income	4,178	4,130	4,297
Realized loss:
Total other-than-temporary impairment losses on securities	(667)	(851)	(261)
Portion of loss recognized in other comprehensive income	275	-	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(392)	(851)	(261)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(754)	316	86
Total realized loss	(1,146)	(535)	(175)
Amortization of deferred gain on business sold through
reinsurance	76	76	84
Other revenues and fees	405	468	560
Total revenues	8,499	9,224	9,614
Benefits and Expenses
Interest credited	2,463	2,502	2,435
Benefits	2,836	3,059	2,425
Underwriting, acquisition, insurance and other expenses	2,794	3,138	2,795
Interest and debt expense	197	281	284
Impairment of intangibles	730	381	-
Total benefits and expenses	9,020	9,361	7,939
Income (loss) from continuing operations before taxes	(521)	(137)	1,675
Federal income tax expense (benefit)	(106)	(127)	476
Income (loss) from continuing operations	(415)	(10)	1,199
Income (loss) from discontinued operations, net of federal
income taxes	(70)	67	16
Net income (loss)	(485)	57	1,215
Preferred stock dividends and accretion of discount	(35)	-	-
Net income (loss) available to common stockholders	$(520)	$57	$1,215

Earnings (Loss) Per Common Share – Basic
Income (loss) from continuing operations	$(1.60)	$(0.04)	$4.44
Income (loss) from discontinued operations	(0.25)	0.26	0.06
Net income (loss)	$(1.85)	$0.22	$4.50

Earnings (Loss) Per Common Share – Diluted
Income (loss) from continuing operations	$(1.60)	$(0.04)	$4.37
Income (loss) from discontinued operations	(0.25)	0.26	0.06
Net income (loss)	$(1.85)	$0.22	$4.43

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Preferred Stock
Balance as of beginning-of-year	$-	$-	$1
Conversion of Series A preferred stock	-	-	(1)
Issuance of Series B preferred stock	794	-	-
Accretion of discount on Series B preferred stock	12	-	-
Balance as of end-of-year	806	-	-

Common Stock
Balance as of beginning-of-year	7,035	7,200	7,449
Issued for acquisition	-	-	20
Conversion of Series A preferred stock	-	-	1
Issuance of common stock	652	-	-
Issuance of common stock warrant	156	-	-
Stock compensation/issued for benefit plans	(8)	78	139
Deferred compensation payable in stock	5	6	6
Retirement of common stock/cancellation of shares	-	(249)	(415)
Balance as of end-of-year	7,840	7,035	7,200

Retained Earnings
Balance as of beginning-of-year	3,745	4,293	4,138
Cumulative effect from adoption of new accounting standards	102	(4)	(56)
Comprehensive income (loss)	2,158	(2,971)	827
Other comprehensive income (loss), net of tax	(2,643)	3,028	388
Net income (loss)	(485)	57	1,215
Retirement of common stock	-	(227)	(574)
Dividends declared: Common (2009 - $0.040; 2008 - $1.455; 2007 - $1.600)	(11)	(374)	(430)
Dividends on preferred stock	(23)	-	-
Accretion of discount on Series B preferred stock	(12)	-	-
Balance as of end-of-year	3,316	3,745	4,293

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(2,803)	225	613
Cumulative effect from adoption of new accounting standards	(102)	-	-
Other comprehensive income (loss), net of tax	2,643	(3,028)	(388)
Balance as of end-of-year	(262)	(2,803)	225
Total stockholders' equity as of end-of-year	$11,700	$7,977	$11,718

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(485)	$57	$1,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front end loads deferrals and interest, net of amortization	(316)	(262)	(893)
Trading securities purchases, sales and maturities, net	(3)	205	352
Change in premiums and fees receivable	313	69	21
Change in accrued investment income	(75)	11	23
Change in future contract benefits	(953)	1,073	649
Change in other contract holder funds	305	(2)	177
Change in reinsurance related assets and liabilities	77	(346)	(155)
Change in federal income tax accruals	9	(504)	585
Realized loss	1,146	535	175
Loss (gain) on disposal of discontinued operations	219	12	(57)
Gain on early extinguishment of debt	(64)	-	-
Impairment of intangibles	730	381	-
Amortization of deferred gain on business sold through reinsurance	(76)	(76)	(84)
Other	110	106	(53)
Net cash provided by operating activities	937	1,259	1,955

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(13,532)	(6,800)	(12,299)
Sales of available-for-sale securities	3,818	2,285	6,825
Maturities of available-for-sale securities	3,330	3,881	4,202
Purchases of other investments	(4,261)	(3,510)	(2,568)
Sales or maturities of other investments	4,340	3,613	2,110
Increase (decrease) in payables for collateral on investments	(1,799)	2,571	(369)
Proceeds from sale of subsidiaries/businesses	327	648	64
Other	(75)	(117)	74
Net cash provided by (used in) investing activities	(7,852)	2,571	(1,961)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(522)	(300)	(658)
Issuance of long-term debt, net of issuance costs	788	450	1,422
Increase (decrease) in commercial paper, net	(216)	50	265
Deposits of fixed account values, including the fixed portion of variable	11,378	9,840	9,519
Withdrawals of fixed account values, including the fixed portion of variable	(5,530)	(5,998)	(6,733)
Transfers to and from separate accounts, net	(2,248)	(2,204)	(2,448)
Payment of funding agreements	-	(550)	-
Common stock issued for benefit plans and excess tax benefits	-	49	98
Issuance of Series B preferred stock and associated common stock warrant	950	-	-
Issuance of common stock	652	-	-
Repurchase of common stock	-	(476)	(986)
Dividends paid to common and preferred stockholders	(79)	(430)	(430)
Net cash provided by financing activities	5,173	431	49

Net increase (decrease) in cash and invested cash, including discontinued operations	(1,742)	4,261	43
Cash and invested cash, including discontinued operations, as of beginning-of-year	5,926	1,665	1,622
Cash and invested cash, including discontinued operations, as of end-of-year	$4,184	$5,926	$1,665
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 23 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life (“UL”) insurance, variable universal life (“VUL”) insurance, term life insurance and mutual funds.

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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary.  Entities in which we do not have a controlling financial interest and do not exercise significant management influence over the operating and financing decisions are reported using the equity method.  The carrying value of our investments that we account for using the equity method on our Consolidated Balance Sheets and equity in earnings on our Consolidated Statements of Income (Loss) is not material.  All material inter-company accounts and transactions have been eliminated in consolidation.  See Note 4 for additional discussion on our VIEs.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Those estimates are inherently subject to change and actual results could differ from those estimates.  Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are:  fair value of certain invested assets and derivatives, asset valuation allowances, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill, future contract benefits, other contract holder funds which includes deferred front-end loads (“DFEL”), pension plans, income taxes and the potential effects of resolving litigated matters.

Business Combinations

For all business combination transactions occurring after January 1, 2009, we use the acquisition method of accounting.  For more detail on the acquisition method, see Note 2 – “Adoption of New Accounting Standards – Business Combinations Topic.”  For all business combination transactions initiated after June 30, 2001, but before January 1, 2009, the purchase method of accounting has been used, and accordingly, the assets and liabilities of the acquired company have been recorded at their estimated fair values as of the merger date.  The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information relative to the fair values as of the acquisition date becomes available.  The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

Fair Value Hierarchy

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

•
Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•
Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

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

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“OCI”), net of associated DAC, VOBA, DSI, other contract holder funds and deferred income taxes.  See Notes 5 and 15 for additional details.

We measure the fair value of our securities classified as AFS based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices.  We use observable and unobservable inputs to our valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on management’s judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our AFS securities.  The standard inputs used in order of priority are benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all AFS securities on any given day.  In addition to the defined standard inputs to our valuation methodologies, we also use Trade Reporting and Compliance EngineTM reported tables for our corporate bonds and vendor trading platform data for our U.S. Government bonds.  Mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) utilize additional inputs which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step down features and over collateralization features.  The valuation methodologies for our state and municipal bonds use additional inputs which include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields.  Our hybrid and redeemable preferred stocks and equity AFS securities utilize additional inputs of exchange prices (underlying and common stock of the same issuer).

AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other-than-temporary impairment (“OTTI”) has occurred and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For our fixed maturity AFS securities, we generally consider the following to determine that our unrealized losses are not OTTI:

•	The estimated range and average period until recovery;
•	The estimated range and average holding period to maturity;
•	Remaining payment terms of the security;
•	Current delinquencies and nonperforming assets of underlying collateral;
•	Expected future default rates;
•	Collateral value by vintage, geographic region, industry concentration or property type;
•	Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and
•	Contractual and regulatory cash obligations.

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

Our conclusion that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability to hold the equity AFS securities for a period of time sufficient for recovery is based upon our asset-liability management process.  Management considers the following as part of the evaluation:

•	The current economic environment and market conditions;
•	Our business strategy and current business plans;
•	The nature and type of security, including expected maturities and exposure to general credit, liquidity, market and interest rate risk;
•	Our analysis of data from financial models and other internal and industry sources to evaluate the current effectiveness of our hedging and overall risk management strategies;
•
The current and expected timing of contractual maturities of our assets and liabilities, expectations of prepayments on investments and expectations for surrenders and withdrawals of life insurance policies and annuity contracts;

•	The capital risk limits approved by management; and
•	Our current financial condition and liquidity demands.

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

To determine recovery value of a corporate bond or ABS collateralized debt obligations (“CDOs”), we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Each quarter we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;
•
Level of creditworthiness of the home equity loans that back a collateralized mortgage obligations (“CMO”), residential mortgages that back a mortgage pass-through securities (“MPTS”) or commercial mortgages that back a commercial MBS (“CMBS”);

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

When evaluating MBS and mortgage-related ABS, we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary.  The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods.  We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future.  Other factors used in this analysis include type of underlying collateral (e.g., prime, Alt-A or subprime), geographic distribution of underlying loans and timing of liquidations by state.  Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur.  Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans.  Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments.  These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure.  If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the expected cash flows to amortized cost.  To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required.

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

Trading Securities

Trading securities consist of fixed maturity and equity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements.  Investment results for the portfolios that support Modco and CFW reinsurance arrangements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements, are recorded in realized loss on our Consolidated Statements of Income (Loss) as they occur.

Alternative Investments

Alternative investments, which consist primarily of investments in Limited Partnerships (“LPs”), are included in other investments on our Consolidated Balance Sheets.  We account for our investments in LPs using the equity method to determine the carrying value.  Recognition of alternative investment income is delayed due to the availability of the related financial statements, as our venture capital, real estate and oil and gas portfolios are generally on a three-month delay and our hedge funds are on a one-month delay and are generally obtained from the partnerships’ general partners.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar year period.

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

Credit-Linked Notes

We earn a spread between the coupon received on the credit-linked notes (“CLNs”) and the interest credited on the funding agreements.  Our CLNs were created using a special purpose trust that combines highly rated assets with credit default swaps to produce a multi-class structured security.  The high quality assets in these transactions are AAA-rated ABS secured by a pool of credit card receivables.  The credit default swaps in the underlying portfolios are actively managed by the investment manager for the pool of underlying issuers in each of the transactions, as permitted in the CLN agreements.  The investment manager, from time to time, has directed substitutions of corporate names in the reference portfolio.  When substituting corporate names, the issuing special purpose trust transacts with a third party to sell credit protection on a new issuer, selected by the investment manager.  The cost to substitute the corporate names is based on market conditions and the liquidity of the corporate names.  This new issuer will replace the issuer the investment manager has identified to remove from the pool of issuers.  The substitution of corporate issuers does not revise the CLN agreement.  The subordination and the participation in credit losses may change as a result of the substitution.  The amount of the change is dependent upon the relative risk of the issuers removed and replaced in the pool of issuers.

Consistent with other debt market instruments, we are exposed to credit losses within the structure of the CLNs, which could result in principal losses to our investments.  However, we have attempted to protect our investments from credit losses through the multi-tiered class structure of the CLN, which requires the subordinated classes of the investment pool to absorb all of the credit losses up to the current attachment point.  The Lincoln National Life Insurance Company (“LNL”) owns the mezzanine tranche of these investments.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances.  Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate.  Premiums and discounts are amortized using the effective yield method over the life of the loan.  Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.  Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement.  When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value.  The loan’s estimated value is based on:  the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the loan’s collateral.  Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses.  Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  We do not accrue interest on impaired loans and loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Income (Loss) when received, depending on the assessment of the collectibility of the loan.  Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses.  All mortgage loans that are impaired have an established allowance for credit losses.  Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

Policy Loans

Policy loans represent loans we issue to contract holders that use the cash surrender value of their life insurance policy as collateral.  Policy loans are carried at unpaid principal balances.

Real Estate

Real estate includes both real estate held for the production of income and real estate held-for-sale.  Real estate held for the production of income is carried at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  We periodically review properties held for the production of income for impairment.  Properties whose carrying values are greater than their projected undiscounted cash flows are written down to estimated fair value, with impairment losses reported in realized gain (loss) on our Consolidated Statements of Income (Loss).  The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.  Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale.  Real estate is not depreciated while it is classified as held-for-sale.  Also, valuation allowances for losses are established, as appropriate, for real estate held-for-sale and any changes to the valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Income (Loss).  Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions.  All of our derivative instruments are recognized as either assets or liabilities on our Consolidated Balance Sheets at estimated fair value.  We categorized derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Hierarchy.”  The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign subsidiary.

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

We purchase and issue financial instruments and products that contain embedded derivative instruments.  When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes.  The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value reported in realized gain (loss) on our Consolidated Statements of Income (Loss).  See Note 6 for additional discussion of our derivative instruments.

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

DAC, VOBA, DSI and DFEL

Commissions and other costs of acquiring UL insurance, VUL insurance, traditional life insurance, annuities and other investment contracts, which vary with and are related primarily to the production of new business, have been deferred (i.e., DAC) to the extent recoverable.  VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date.  Bonus credits and excess interest for dollar cost averaging contracts are considered DSI, and the unamortized balance is reported in other assets on our Consolidated Balance Sheets.  Contract sales charges that are collected in the early years of an insurance contract are deferred (referred to as “DFEL”), and the unamortized balance is reported in other contract holder funds on our Consolidated Balance Sheets.

The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type.  For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.  Both DAC and VOBA amortization is reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).  DSI is expensed in interest credited on our Consolidated Statements of Income (Loss).  The amortization of DFEL is reported within insurance fees on our Consolidated Statements of Income (Loss).

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 30 years, based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are 14 to 20 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term or no surrender charge variable products.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

All traditional contracts, including traditional life insurance, which include individual whole life, group business and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no DAC, VOBA, DSI or DFEL balance or related amortization for fixed and variable payout annuities.

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on debt securities classified as AFS and certain derivatives and embedded derivatives.  Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Income (Loss) reflecting the incremental impact of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between future EGPs used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for annuity and life insurance products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our projections of future EGPs.

DAC, VOBA, DSI and DFEL are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts.

Reinsurance

Our insurance companies enter into reinsurance agreements with other companies in the normal course of business.  Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Income (Loss), respectively, because there is a right of offset.  All other reinsurance agreements are reported on a gross basis on our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists.  Premiums, benefits and DAC are reported net of insurance ceded.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired as goodwill.  Goodwill is not amortized, but is reviewed at least annually for indications of value impairment, with consideration given to financial performance and other relevant factors.  In addition, certain events, including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  We are required to perform a two-step test in our evaluation of the carrying value of goodwill for impairment.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value is deemed to be sufficient and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist and Step 2 is required to be performed.  In Step 2, the implied fair value of the reporting unit’s goodwill is determined by assigning the reporting unit’s fair value as determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value, and a charge is reported in impairment of intangibles on our Consolidated Statements of Income (Loss).

Specifically Identifiable Intangible Assets

Specifically identifiable intangible assets, net of accumulated amortization, are reported in other assets on our Consolidated Balance Sheets.  The carrying values of specifically identifiable intangible assets are reviewed periodically for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Income (Loss).

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

As discussed in Note 6, certain features of these guarantees are accounted for as embedded derivative reserves, whereas other guarantees are accounted for as benefit reserves.  Other guarantees contain characteristics of both and are accounted for under an approach that calculates the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves.  The net impact of these changes is reported as a component of realized loss on our Consolidated Statements of Income (Loss) in a category referred to as GLBs.

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

Future Contract Benefits and Other Contract Holder Funds

The liabilities for future contract benefits and claim reserves for UL and VUL insurance policies consist of contract account balances that accrue to the benefit of the contract holders, excluding surrender charges.  The liabilities for future insurance contract benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of contract issue.  Investment yield assumptions for traditional direct individual life reserves for all contracts range from 2.25% to 7.75% depending on the time of contract issue.  The investment yield assumptions for immediate and deferred paid-up annuities range from 1.00% to 13.50%.  These investment yield assumptions are intended to represent an estimation of the interest rate experience for the period that these contract benefits are payable.

The liabilities for future claim reserves for variable annuity products containing GDB features are calculated by estimating the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GDB payments plus interest.  The change in the reserve for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest.  If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.

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

UL and VUL products with secondary guarantees represented approximately 40% of permanent life insurance in force as of December 31, 2009, and approximately 64% of sales for these products in 2009.  Liabilities for the secondary guarantees on UL-type products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest.  If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.  The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Future contract benefits on our Consolidated Balance Sheets include GLB features and remaining guaranteed interest and similar contracts that are carried at fair value, which represents approximate surrender value including an estimate for our nonperformance risk.  Our Lincoln SmartSecurity® Advantage GWB feature, GIB and 4LATER® features have elements of both insurance benefits and embedded derivatives.  We weight these features and their associated reserves accordingly based on their hybrid nature.  We classify these items in Level 3 within the hierarchy levels described above in “Fair Value Hierarchy.”

The fair value of our indexed annuity contexts is based on their approximate surrender values.

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

In bifurcating the embedded derivative of our GLB features on our variable annuity products, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relate to the GLB riders (the “attributed fees”), which are not reported within insurance fees on our Consolidated Statements of Income (Loss).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract plus a margin that a theoretical market participant would include for risk/profit and are reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

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

Net Investment Income

Dividends and interest income, recorded in net investment income, are recognized when earned.  Amortization of premiums and accretion of discounts on investments in debt securities are reflected in net investment income over the contractual terms of the investments in a manner that produces a constant effective yield.

For ABS and MBS, included in the trading and AFS fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the effective yield is recalculated prospectively to reflect actual payments to date plus anticipated future payments.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Income (Loss).

Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Income (Loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivative and trading securities.  Realized gains and losses on the sale of investments are determined using the specific identification method.  Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL.  Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues and Fees

Other revenues and fees consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2007 through 2009 ranged from 3.00% to 9.00%.

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

Discontinued Operations

The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in income (loss) from discontinued operations for all periods presented if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations.

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

2.   New Accounting Standards

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the current hierarchy of GAAP, and identified the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative GAAP recognized by the FASB.  Although the FASB ASC did not change current GAAP, it superseded all existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards as of the effective date.  The accounting guidance in the FASB ASC is organized by topical reference, with all the contents having the same level of authority.  We adopted the FASB ASC as of September 30, 2009, and have revised all of the referencing of GAAP accounting standards in this filing to reflect the appropriate references in the new FASB ASC.

Business Combinations Topic

In December 2007, the FASB revised the accounting guidance related to the Business Combinations Topic of the FASB ASC.  This revised accounting guidance retained the fundamental requirements for recognizing a business combination, but established revised principles and requirements for the acquirer in a business combination to measure and recognize the acquisition-date fair values of identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree.  In addition, goodwill is measured as the excess of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, in excess of the fair values of the identifiable net assets acquired.  Any contingent consideration is recognized at the acquisition-date fair value, acquisition costs must be expensed in the period the costs are incurred and financial statement disclosures were enhanced to provide users with information to evaluate the nature and financial effects of the business combination.  We adopted these revisions for acquisitions occurring after January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

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

Compensation – Retirement Benefits Topic

In March 2007, the FASB amended the Compensation – Retirement Benefits Topic of the FASB ASC requiring an employer to recognize a postretirement benefit liability related to a collateral assignment split-dollar life insurance arrangement, if the employer has agreed to maintain a life insurance policy during the employee’s retirement.  In addition, based on the split-dollar arrangement, an asset is recognized by the employer for the estimated future cash flows to which the employer is entitled.  Effective January 1, 2008, we adopted this new accounting guidance by recording a $4 million cumulative effect adjustment to the opening balance of retained earnings, offset by an increase to our liability for postretirement benefits.  We also recorded notes receivable for the amounts due to us from participants under the split-dollar arrangements.  The recording of the notes receivable did not have a material effect on our consolidated financial condition or results of operations.

In December 2008, the FASB amended the disclosure requirements for the Compensation – Retirement Benefits Topic of the FASB ASC, which requires enhanced disclosures regarding the plan assets of an employer’s defined benefit pension or other postretirement benefit plans.  The new disclosures include information regarding the investment allocation decisions made for plan assets, the fair value of each major category of plan assets disclosed separately for pension plans and other postretirement benefit plans and the inputs and valuation techniques used to measure the fair value of plan assets, including the level within the fair value hierarchy as defined by the Fair Value Measurements and Disclosures Topic of the FASB ASC.  In addition, enhanced disclosures are required for fair value measurements of plan assets using Level 3 inputs.  We adopted these amendments effective December 31, 2009, and have prospectively included the enhanced disclosures related to the applicable employee benefit plans in Note 18.

Consolidations Topic

In December 2007, the FASB amended the Consolidations Topic of the FASB ASC to establish accounting and reporting standards for noncontrolling interests, which represents the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent.  Noncontrolling interests must be identified, labeled and presented clearly on the face of the applicable consolidated financial statements, with amounts attributable to the parent and to the noncontrolling interest clearly identified.  Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be consistently accounted for as an equity transaction.  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.  In addition, financial statement disclosures must clearly distinguish between the interests of the parent and the interests of the noncontrolling owners.  We adopted these amendments effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Derivatives and Hedging Topic

In March 2008, the FASB amended the Derivatives and Hedging Topic of the FASB ASC to expand the qualitative and quantitative disclosure requirements for derivative instruments and hedging activities to include how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for in accordance with the FASB ASC guidance; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Quantitative disclosure requirements include a tabular format by primary underlying risk and accounting designation for the fair value amount, cross-referencing the location of derivative instruments in the financial statements, the amount and location of gains and losses in the financial statements for derivative instruments and related hedged items and disclosures regarding credit-risk-related contingent features in derivative instruments.  These expanded disclosure requirements apply to all derivative instruments within the scope of the Derivatives and Hedging Topic of the FASB ASC, nonderivative hedging instruments and all hedged items designated and qualifying as hedges.  We adopted these amendments effective January 1, 2009, and have prospectively included the enhanced disclosures related to our derivative instruments and hedging activities in Note 6.

In addition, in June 2008, the FASB amended the Derivatives and Hedging Topic regarding the evaluation of an instrument (or embedded feature) indexed to an entity’s own stock.  The amendments to the accounting guidance require a two-step process to determine whether an equity-linked instrument (or embedded feature) is indexed to an entity’s own stock first by evaluating the instrument’s contingent exercise provisions, if any, and second, by evaluating the instrument’s settlement provisions.  We adopted this amendment to the FASB ASC effective January 1, 2009, for all outstanding instruments as of that date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Fair Value Measurements and Disclosures Topic

In September 2006, the FASB updated the Fair Value Measurements and Disclosure Topic of the FASB ASC in order to establish a framework for measuring fair value under current accounting guidance that requires or permits fair value measurement, as well as to enhance disclosures about fair value measurements used by an entity.  In the updated accounting guidance, the FASB retained the notion of an exchange price, but clarified that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (exit price) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, rather than the price that would be paid to acquire the asset or receive a liability (entry price).  Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include the reporting entity’s own credit risk.  Inputs to the valuation techniques used to measure fair value were prioritized through a three-level fair value hierarchy defined as follows:

•
Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date.  “Blockage discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market are prohibited;

•
Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•
Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

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

We have certain guaranteed benefit features within our annuity products that, prior to January 1, 2008, were recorded using fair value pricing, and we continue to measure these benefits using fair value pricing after the adoption of these updates to the Fair Value Measurements and Disclosures Topic, utilizing Level 3 inputs and some Level 2 inputs, which are reflective of the hypothetical market participant perspective for fair value measurement, including liquidity assumptions and assumptions regarding the Company’s own credit or non-performance risk. In addition, disclosure requirements for annual and interim reporting were enhanced to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs and the effects of the measurements on earnings.  See Notes 1 and 22 for additional information about our fair value disclosures for financial instruments.

We adopted the updates to the Fair Value Measurements and Disclosures Topic of the FASB ASC effective January 1, 2008, by recording increases (decreases) to the following categories (in millions) on our consolidated financial statements:

Assets
DAC	$13
VOBA	(8)
Other assets - DSI	2
Total assets	$7

Liabilities
Future contract benefits:
Remaining guaranteed interest and similar contracts	$(20)
Embedded derivative instruments - living benefits liabilities	48
Other contract holder funds - DFEL	3
Other liabilities - income tax liabilities	(8)
Total liabilities	$23

Revenues
Realized loss	$(24)
Federal income tax benefit	(8)
Loss from continuing operations	$(16)

The impact for the first quarter 2008 adoption to basic and diluted per share amounts was a decrease of $0.06 per share.  In accordance with the Fair Value Measurements and Disclosure Topic of the FASB ASC, we began applying fair value measurement to nonfinancial assets and liabilities beginning January 1, 2009.  The application did not have a material impact on our consolidated financial condition and results of operations.

See Note 1 for discussion of the methodologies and assumptions used to determine the fair value of our financial instruments carried at fair value.

In February 2007, the FASB amended the Fair Value Measurements and Disclosures Topic of the FASB ASC to allow an entity to make an irrevocable election, on specific election dates, to measure eligible items at fair value.  If an entity elected the fair value option, unrealized gains and losses are recognized in earnings at each subsequent reporting date, and any upfront costs and fees related to the item are recognized in earnings as incurred.  Effective January 1, 2008, we elected not to adopt the fair value option for any financial assets or liabilities that existed as of that date.

In April 2009, the FASB amended the Fair Value Measurements and Disclosures Topic to provide additional guidance and key considerations for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity, as well as additional guidance on circumstances that may indicate a transaction is not orderly.  A change in a valuation technique resulting from the adoption of this amended guidance is accounted for as a change in accounting estimate in accordance with the FASB ASC.  As permitted under the transition guidance, we elected to early adopt these amendments to the Fair Value Measurements and Disclosures Topic effective January 1, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Updated (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”) to provide further guidance on the application of fair value measurement to liabilities.  These amendments provide valuation techniques to be used when measuring the fair value of a liability when a quoted price in an active market is not available.  In addition, these amendments indicate that an entity is not required to include a separate input or adjustment to other inputs related to a restriction that prevents the transfer of the liability and clarify when a quoted price for a liability would be considered a Level 1 input.  We adopted the accounting guidance in ASU 2009-05 for the reporting period ending December 31, 2009.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”), to permit the use of net asset value per share, without further adjustment, to estimate the fair value of investments in investment companies that do not have readily determinable fair values.  The net asset value per share must be calculated in a manner consistent with the measurement principles of the Financial Services – Investment Companies Topic of the FASB ASC and can be used by investors in investments such as hedge funds, private equity funds, venture capital funds and real estate funds.  If it is probable the investment will be sold for an amount other than net asset value, the investor is required to estimate the fair value of the investment.  In addition, enhanced disclosures are required for all investments within the scope of this accounting update.  We adopted the guidance in ASU 2009-12 as of and for the year ended December 31, 2009.  The adoption did not have a material impact on our consolidated financial condition or results of operations

Financial Services – Insurance Industry Topic

In September 2005, the American Institute of Certified Public Accountants issued accounting guidance which amended the Financial Services – Insurance Industry Topic of the FASB ASC related to the accounting by insurance enterprises for DAC in connection with modifications or exchanges of insurance contracts.  Contract modifications that result in a substantially unchanged contract are accounted for as a continuation of the replaced contract.  Contract modifications that result in a substantially changed contract are accounted for as an extinguishment of the replaced contract.  We adopted these amendments to the Financial Services – Insurance Industry Topic effective January 1, 2007, by recording decreases to total assets of $69 million, total liabilities of $28 million and retained earnings of $41 million on our Consolidated Balance Sheets.  In addition, this adoption also resulted in an approximately $17 million increase to underwriting, acquisition, insurance and other expenses in our Consolidated Statements of Income for the year ended December 31, 2007, which was attributable to changes in DAC and VOBA deferrals and amortization.

In May 2008, the FASB updated the Financial Services – Insurance Industry Topic of the FASB ASC with accounting guidance applicable to financial guarantee insurance and reinsurance contracts not accounted for as derivative instruments.  This accounting guidance changed current accounting practice related to the recognition and measurement of premium revenue and claim liabilities such that premium revenue recognition is linked to the amount of insurance protection and the period in which it is provided, and a claim liability is recognized when it is expected that a claim loss will exceed the unearned premium revenue.  We do not hold any significant financial guarantee insurance and reinsurance contracts, and as such, the adoption of this amended accounting guidance on January 1, 2009, did not have a material impact on our consolidated financial condition and results of operations.

Income Taxes Topic

In June 2006, the FASB amended the Income Taxes Topic of the FASB ASC in order to provide a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return.  Companies are required to determine whether it is “more likely than not” that an individual tax position will be sustained upon examination by the appropriate taxing authority prior to any part of the benefit being recognized in the financial statements.  We adopted the amendments to the Income Taxes Topic effective January 1, 2007, by recording an increase in the liability for unrecognized tax benefits of $15 million on our Consolidated Balance Sheets, offset by a reduction to the beginning balance of retained earnings.

Intangibles – Goodwill and Other Topic

In April 2008, the FASB amended the Intangibles – Goodwill and Other Topic of the FASB ASC related to the determination of the useful life of intangible assets.  When developing renewal or extension assumptions in determining the useful life of recognized intangible assets, an entity must consider its own historical experience in renewing or extending similar arrangements.  Absent the historical experience, an entity should use market participant assumptions consistent with the highest and best use of the asset.  The amendments also require enhance financial statement disclosure regarding the extent to which expected future cash flows associated with the asset are affected by an entity’s intent and/or ability to renew or extend an arrangement.  We adopted these amendments effective January 1, 2009, and applied the guidance prospectively to recognized intangible assets acquired after the effective date and applied the disclosure requirements to all intangible assets recognized as of, and subsequent to, the effective date.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Investments – Debt and Equity Securities Topic

In April 2009, the FASB replaced the guidance in the Investments – Debt and Equity Securities Topic of the FASB ASC related to OTTI.  Under this new accounting guidance, management’s assertion that it has the intent and ability to hold an impaired debt security until recovery was replaced by the requirement for management to assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.  If management intends to sell the debt security or it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, an OTTI shall be recognized in earnings equal to the entire difference between the debt security’s amortized cost basis and its fair value as of the balance sheet date.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.

If management does not intend to sell the debt security and it is not more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis, but the present value of the cash flows expected to be collected is less than the amortized cost basis of the debt security (referred to as the credit loss), an OTTI is considered to have occurred.  In this instance, the total OTTI must be bifurcated into the amount related to the credit loss, which is recognized in earnings, with the remaining amount of the total OTTI attributed to other factors (referred to as the noncredit portion) recognized as a separate component in OCI.  After the recognition of an OTTI, the debt security is accounted for as if it had been purchased on the measurement date of the OTTI, with an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings.  In addition, the amendments to this topic expand and increase the frequency of existing disclosures about OTTI for debt and equity securities regarding expected cash flows, credit losses and the aging of securities with unrealized losses.

As permitted by the transition guidance, we early adopted these amendments to the Investments – Debt and Equity Securities Topic effective January 1, 2009, by recording an increase of $102 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on our Consolidated Statements of Stockholders’ Equity to reclassify the noncredit portion of previously other-than-temporarily impaired debt securities held as of January 1, 2009.  The following summarizes the components (in millions) for this cumulative effect adjustment:
	Unrealized	Net
	OTTI	Unrealized
	on	Loss
	AFS	on AFS
	Securities	Securities	Total
Increase in amortized cost of fixed maturity available-for-sale ("AFS") securities	$34	$165	$199
Change in DAC, VOBA, DSI and DFEL	(7)	(35)	(42)
Income tax	(9)	(46)	(55)
Net cumulative effect adjustment	$18	$84	$102

The cumulative effect adjustment was calculated for all debt securities held as of January 1, 2009, for which an OTTI was previously recognized, and for which we did not intend to sell the security and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of January 1, 2009, to the amortized cost basis of the debt securities.  The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective debt security in effect before recognizing any OTTI.  In addition, because the carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on fixed maturity AFS securities, we recognized a true-up to our DAC, VOBA, DSI and DFEL balances for this cumulative effect adjustment.

The following summarizes the increase to the amortized cost of our fixed maturity AFS securities (in millions) as of January 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Corporate bonds	$131
CMOs	65
CDOs	3
Total fixed maturity AFS securities	$199

The impact of this adoption to both basic and diluted per share amounts for the year ended December 31, 2009, was an increase of $0.98 per share.

In addition, we include on the face of our Consolidated Statements of Income (Loss) the total OTTI recognized in realized loss, with an offset for the amount of noncredit impairments recognized in accumulated OCI.  We disclose the amount of OTTI recognized in accumulated OCI in Note 15, and the enhanced disclosures related to OTTI are included in Note 5.

Investments – Equity Method and Joint Ventures Topic

In November 2008, the FASB amended the Investments – Equity Method and Joint Ventures Topic of the FASB ASC to address the impact to the accounting for equity method investments resulting from recent amendments to the Business Combinations and Consolidations Topics.  The amendments require the subsequent issuances of shares by the equity–method investee, which may reduce the investor’s ownership percentage, be accounted for as if the investor sold a proportionate share of the investment, with gain or loss recognized through earnings.  We adopted the amendments on January 1, 2009, prospectively for all investments accounted for under the equity method.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Investments – Other Topic

In January 2009, the FASB revised the Investments – Other Topic of the FASB ASC in order to eliminate the requirement for holders of beneficial interests to estimate cash flow using a market participant’s assumptions regarding current information and events in determining the current fair value of the security.  The revised accounting guidance requires the use of all available information relevant to the security, including information about past events, current conditions and reasonable and supportable forecasts.  We adopted the revisions to the Investments – Other Topic as of December 31, 2008.  The adoption did not have a material impact on our consolidated financial condition or results of operations.

Subsequent Events Topic

In May 2009, the FASB updated the Subsequent Events Topic of the FASB ASC in order to establish standards of accounting for the disclosure of events that take place after the balance sheet date, but before the financial statements are issued.  The effect of all subsequent events that existed as of the balance sheet date must be recognized in the financial statements.  For those events that did not exist as of the balance sheet date, but arose after the balance sheet date and before the financial statements are issued, recognition is not required, but depending on the nature of the event, disclosure may be required in order to keep the financial statements from being misleading.  We adopted these provisions, prospectively, as of the interim reporting period ended June 30, 2009.  The adoption of these amendments to the Subsequent Event Topic did not have a material impact on our consolidated financial condition or results of operations.

Transfers and Servicing Topic

In February 2008, the FASB updated the Transfers and Servicing Topic of the FASB ASC regarding transfers of financial assets and the guidance for when a repurchase financing should be considered a linked transaction.  Under a repurchase financing transaction, the transferor and the transferee are not permitted to separately account for the transfer of a financial asset and a related repurchase financing unless the two transactions have a valid and distinct business or economic purpose for being entered into separately and the repurchase financing does not result in the initial transferor regaining control over the financial asset.  In addition, an initial transfer of a financial asset and a repurchase financing entered into contemporaneously with, or in contemplation of, one another, must meet specific criteria in order to receive separate accounting treatment.  We adopted this update effective January 1, 2009, and the adoption did not have a material impact on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Consolidations Topic

In June 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amends the consolidation guidance related to VIEs.  Primarily, the current quantitative analysis used under the Consolidations Topic of the FASB ASC will be eliminated and replaced with a qualitative approach that is focused on identifying the variable interest that has the power to direct the activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE.  In addition, this new accounting standard will require an ongoing reassessment of the primary beneficiary of the VIE, rather than reassessing the primary beneficiary only upon the occurrence of certain pre-defined events.  ASU 2009-17 will be effective as of the beginning of the annual reporting period that begins after November 15, 2009, and requires the reconsideration of all VIEs for consolidation in which an entity has a variable interest upon the effective date of these amendments.

In preparation for our adoption of ASU 2009-17 effective January 1, 2010, we are continuing to evaluate our involvement with entities we have determined are VIEs.  Based on this evaluation, we may be required to consolidate the VIEs associated with our investment in CLNs.  Upon the initial adoption of ASU 2009-17, if we consolidate the assets and liabilities of these VIEs, we have estimated the impact to be approximately $200 million, after-tax, which will be recorded as a cumulative effect adjustment to the beginning balance of retained earnings as of January 1, 2010.  See Note 5 for more detail regarding our CLNs.

Fair Value Measurements and Disclosures Topic

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which primarily requires new disclosures related to the levels within the fair value hierarchy.  An entity will be required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, and separately present information related to purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3.  In addition, ASU 2010-06 will amend the fair value disclosure requirement for pension and postretirement benefit plan assets to require this disclosure at the investment class level.  ASU 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements, which are effective for reporting periods beginning after December 15, 2010.  We will include the disclosures as required by ASU 2010-06 in the notes to our consolidated financial statements effective January 1, 2010, except for the disclosures related to Level 3 fair value measurements, which we will include in the notes to our consolidated financial statements effective January 1, 2011

Transfers and Servicing Topic

In June 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which will eliminate the concept of a qualifying special-purpose entity (“SPE”) and will remove the scope exception for a qualifying SPE from the Consolidations Topic of the FASB ASC.  As a result, previously unconsolidated qualifying SPEs must be re-evaluated for consolidation by the sponsor or transferor.  In addition, this accounting update amends the accounting guidance related to transfers of financial assets in order to address practice issues that have been highlighted by the events of the recent economic decline.  ASU 2009-16 is effective as of the beginning of the annual reporting period that begins after November 15, 2009.  The recognition and measurement provisions will be applied to transfers that occur on or after the effective date and all qualifying SPEs that exist on and after the effective date must be evaluated for consolidation.  We will adopt the provisions of ASU 2009-16 effective January 1, 2010, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

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

Dispositions

Discontinued Investment Management Operations

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provides investment products and services to individuals and institutions.  This transaction closed on January 4, 2010.

In addition, certain of our subsidiaries, including LNL, our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $84 million in the event that all of the agreements with our subsidiaries are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

Accordingly, the assets and liabilities of this business have been reclassified as held-for-sale for all periods presented and are reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) were as follows:

	As of December 31,
	2009	2008
Assets
Cash and invested cash	$159	$166
Premiums and fees receivable	39	32
Goodwill	248	248
Other assets	61	76
Total assets held-for-sale	$507	$522

Liabilities
Other liabilities	$116	$153
Total liabilities held-for-sale	$116	$153

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Discontinued Operations Before Disposal
Revenues:
Investment advisory fees - external	$207	$268	$360
Investment advisory fees - internal	84	82	87
Other revenues and fees	91	87	143
Gain on sale of business	9	9	6
Total revenues	$391	$446	$596

Income from discontinued operations before disposal,
before federal income tax expense	$37	$53	$126
Federal income tax expense	18	19	51
Income from discontinued operations before disposal	$19	$34	$75

There could be post-closing adjustments, some of which are beyond our control, and no assurance can be given as to the timing of its completion as an extension beyond 120 days is allowed in the share purchase agreement if there is disagreement during this period. The transaction is expected to be neutral to earnings per share assuming reinvestment of net proceeds back into core insurance businesses.  We expect a modest gain on disposal, which will be recorded during the first quarter of 2010; however, the actual gain (loss) may differ from our expected result depending upon, among other things, the actual purchase price after closing adjustments.

Certain Delaware employees held equity awards that allowed for the acceleration of vesting upon the sale of Delaware.  The acceleration of these awards will result in stock compensation expense of approximately $17 million in the first quarter of 2010, which will be reported in income (loss) from discontinued operations.

Discontinued U.K. Operations

On June 15, 2009, we entered into a share purchase agreement with SLF of Canada UK Limited (“SLF”) and Sun Life Assurance Company of Canada, as the guarantor, pursuant to which we agreed to sell to SLF all of the outstanding capital stock of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which is focused primarily on providing life and retirement income products in the United Kingdom.  This transaction closed on October 1, 2009, and we retained Lincoln UK’s pension plan assets and liabilities.  Accordingly, in the periods prior to the closing, the assets and liabilities of this business have been reclassified as held-for-sale and were reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) as of December 31, 2008, were as follows:

As of
December 31,
2008

Assets
Investments	$831
Cash and invested cash	172
DAC and VOBA	534
Accrued investment income	18
Reinsurance recoverables	54
Other assets	44
Separate account assets	4,978
Total assets held-for-sale	$6,631

Liabilities
Future contract benefits	$829
Other contract holder funds	277
Other liabilities	39
Separate account liabilities	4,978
Total liabilities held-for-sale	$6,123

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$41	$78	$95
Insurance fees	99	172	194
Net investment income	43	78	81
Realized loss	(1)	(10)	-
Total revenues	$182	$318	$370

Income from discontinued operations before disposal,
before federal income tax expense	$38	$58	$73
Federal income tax expense	13	20	26
Income from discontinued operations before disposal	25	38	47

Disposal
Loss on disposal, before federal income tax benefit	(219)	-	-
Federal income tax benefit	105	-	-
Loss on disposal	(114)	-	-
Income (loss) from discontinued operations	$(89)	$38	$47

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

The results of operations of these businesses were reclassified into income (loss) from discontinued operations on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years
	Ended December 31,
	2008	2007
Discontinued Operations Before Disposal
Communications revenues, net of agency commissions	$22	$144

Income from discontinued operations before disposal, before federal income taxes	$8	$46
Federal income tax expense	3	16
Income from discontinued operations before disposal	5	30

Disposal
Gain (loss) on disposal	(12)	57
Federal income tax expense (benefit)	(2)	193
Loss on disposal	(10)	(136)
Loss from discontinued operations	$(5)	$(106)

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

Information (in millions) included on our Consolidated Balance Sheets for those VIEs where we had significant variable interest and where we were a sponsor was as follows:

	As of December 31, 2009			As of December 31, 2008
			Maximum			Maximum
	Total	Total	Loss	Total	Total	Loss
	Assets	Liabilities	Exposure	Assets	Liabilities	Exposure
Affiliated trust	$5	$-	$-	$5	$-	$-
Credit-linked notes	322	-	600	50	-	600

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

Credit-Linked Notes

We invested in two CLNs where the note holders do not have voting rights or decision-making capabilities.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders’ investment does not permit them to make decisions about the entities’ activities that would have a significant effect on the success of the entities, we have determined that these entities are VIEs.  As of December 31, 2009, we are not the primary beneficiary of the VIEs as the multi-tiered class structure of the CLNs requires the subordinated classes of the investment pool to absorb credit losses prior to our class of notes.  As a result, we will not absorb the majority of the expected losses and the coupon we receive on the CLNs limits our participation in the residual returns.  For information regarding our exposure to loss in our CLNs, see “Credit-Linked Notes” in Note 5.

5.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 1, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed Maturity Securities
Corporate bonds	$44,307	$2,260	$1,117	$71	$45,379
U.S. Government bonds	186	13	4	-	195
Foreign government bonds	488	26	9	-	505
MBS:
CMOs	6,112	258	307	157	5,906
MPTS	3,028	64	26	-	3,066
CMBS	2,436	49	354	-	2,131
ABS:
CDOs	189	11	33	9	158
CLNs	600	-	278	-	322
State and municipal bonds	2,009	14	55	-	1,968
Hybrid and redeemable preferred securities	1,402	36	250	-	1,188
Total fixed maturity securities	60,757	2,731	2,433	237	60,818
Equity Securities
Banking securities	266	-	119	-	147
Insurance securities	44	2	-	-	46
Other financial services securities	22	12	6	-	28
Other securities	50	7	-	-	57
Total equity securities	382	21	125	-	278
Total AFS securities	$61,139	$2,752	$2,558	$237	$61,096

(1)
This amount is comprised of the gross unrealized OTTI cumulative effect adjustment as discussed in Note 2 and the amount reflected on our Consolidated Statements of Income (Loss) during the year ended December 31, 2009 adjusted for other changes, including but not limited to, sales of fixed maturity AFS securities.

	As of December 31, 2008
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$39,773	$638	$4,463	$-	$35,948
U.S. Government bonds	204	42	-	-	246
Foreign government bonds	532	37	49	-	520
MBS:
CMOs	6,918	174	780	-	6,312
MPTS	1,875	62	38	-	1,899
CMBS	2,535	9	625	-	1,919
ABS:
CDOs	256	7	103	-	160
CLNs	600	-	550	-	50
State and municipal bonds	125	2	2	-	125
Hybrid and redeemable preferred securities	1,563	6	607	-	962
Total fixed maturity securities	54,381	977	7,217	-	48,141
Equity Securities
Banking securities	274	-	146	-	128
Insurance securities	71	1	19	-	53
Other financial services securities	29	4	8	-	25
Other securities	54	4	10	-	48
Total equity securities	428	9	183	-	254
Total AFS securities	$54,809	$986	$7,400	$-	$48,395

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of December 31, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,901	$1,936
Due after one year through five years	13,442	14,016
Due after five years through ten years	16,278	16,920
Due after ten years	16,771	16,363
Subtotal	48,392	49,235
MBS	11,576	11,103
CDOs	189	158
CLNs	600	322
Total fixed maturity AFS securities	$60,757	$60,818

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2009
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$4,375	$236	$5,795	$952	$10,170	$1,188
U.S. Government bonds	44	4	3	-	47	4
Foreign government bonds	34	-	46	9	80	9
MBS:
CMOs	404	159	929	305	1,333	464
MPTS	1,293	14	81	12	1,374	26
CMBS	153	13	656	341	809	354
ABS:
CDOs	9	7	128	35	137	42
CLNs	-	-	322	278	322	278
State and municipal bonds	1,203	46	54	9	1,257	55
Hybrid and redeemable
preferred securities	105	5	819	245	924	250
Total fixed maturity securities	7,620	484	8,833	2,186	16,453	2,670
Equity Securities
Banking securities	124	119	-	-	124	119
Insurance securities	8	-	-	-	8	-
Other financial services securities	4	6	-	-	4	6
Other securities	-	-	-	-	-	-
Total equity securities	136	125	-	-	136	125
Total AFS securities	$7,756	$609	$8,833	$2,186	$16,589	$2,795

Total number of AFS securities in an unrealized loss position						1,735

	As of December 31, 2008
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed Maturity Securities
Corporate bonds	$18,864	$2,341	$5,893	$2,122	$24,757	$4,463
U.S. Government bonds	3	-	-	-	3	-
Foreign government bonds	147	17	50	32	197	49
MBS:
CMOs	853	299	720	481	1,573	780
MPTS	96	26	52	12	148	38
CMBS	1,133	175	498	450	1,631	625
ABS:
CDOs	76	20	68	83	144	103
CLNs	-	-	50	550	50	550
State and municipal bonds	29	2	2	-	31	2
Hybrid and redeemable
preferred securities	461	267	418	340	879	607
Total fixed maturity securities	21,662	3,147	7,751	4,070	29,413	7,217
Equity Securities
Banking securities	128	146	-	-	128	146
Insurance securities	30	19	-	-	30	19
Other financial services securities	16	8	-	-	16	8
Other securities	23	9	2	1	25	10
Total equity securities	197	182	2	1	199	183
Total AFS securities	$21,859	$3,329	$7,753	$4,071	$29,612	$7,400

Total number of AFS securities in an unrealized loss position						3,563

We perform detailed analysis on the AFS securities backed by pools that are most at risk of impairment based on factors discussed in Note 1.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of December 31, 2009
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$4,316	$3,388	$928
AFS securities backed by pools of commercial mortgages	1,220	841	379
Total	$5,536	$4,229	$1,307

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,858	$1,948	$910
AFS securities backed by pools of commercial mortgages	311	164	147
Total	$3,169	$2,112	$1,057

For the year ended December 31, 2009, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $538 million, pre-tax, and before associated amortization expense for DAC, VOBA, DSI and DFEL, of which $234 million was recognized in OCI and $304 million was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$434	$130	$4	81
Six months or greater, but less than nine months	118	61	-	25
Nine months or greater, but less than twelve months	427	165	100	96
Twelve months or greater	1,800	1,426	124	310
Total AFS securities	$2,779	$1,782	$228	512

	As of December 31, 2008
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$6,711	$3,497	$-	982
Six months or greater, but less than nine months	496	505	-	102
Nine months or greater, but less than twelve months	485	646	-	147
Twelve months or greater	173	869	-	90
Total AFS securities	$7,865	$5,517	$-	1,321

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Based upon this review, the cause of the $4.6 billion decrease in our gross AFS securities unrealized losses for the year ended December 31, 2009, was attributable primarily to increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads), partially offset by the cumulative adjustment resulting from the adoption of new accounting guidance related to the recognition of OTTI, which resulted in the $165 million increase in amortized cost in AFS securities as discussed in Note 2.  As discussed further below, we believe the unrealized loss position as of December 31, 2009, does not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2009, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2009, the unrealized losses associated with our corporate bond securities were attributable primarily to commercial mortgage backed securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the security and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2009, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of December 31, 2009, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

For the
Year Ended
December 31,
2009
Balance as of beginning-of-year	$-
Cumulative effect from adoption of new accounting standard	31
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	267
Decreases attributable to:
Securities sold	(30)
Balance as of end-of-year	$268

During the year ended December 31, 2009, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

•	Failure of the issuer of the security to make scheduled payments;
•	Deterioration of creditworthiness of the issuer;
•	Deterioration of conditions specifically related to the security;
•	Deterioration of fundamentals of the industry in which the issuer operates;
•	Deterioration of fundamentals in the economy including, but not limited to, higher unemployment and lower housing prices; and
•	Deterioration of the rating of the security by a rating agency.

We recognize the OTTI attributed to the noncredit portion as a separate component in OCI referred to as unrealized OTTI on AFS securities.

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) as of December 31, 2009, were as follows:

		Gross		OTTI in
	Amortized	Unrealized	Fair	Credit
	Cost	OTTI	Value	Losses
Corporate bonds	$151	$70	$81	$45
MBS CMOs	402	153	249	223
	$553	$223	$330	$268

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
Fixed Maturity Securities	2009	2008
Corporate bonds	$1,769	$1,601
U.S. Government bonds	370	414
Foreign government bonds	30	39
MBS:
MPTS	131	32
CMOs	61	124
CMBS	81	77
State and municipal bonds	20	14
Hybrid and redeemable preferred stocks	41	30
Total fixed maturity securities	2,503	2,331
Equity securities	2	2
Total trading securities	$2,505	$2,333

The portion of the market adjustment for losses that relate to trading securities still held as of December 31, 2009, 2008 and 2007 was $137 million, $192 million and $10 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 29% and 30% of mortgage loans as of December 31, 2009 and 2008, respectively.  The number of impaired mortgage loans and the carrying value of impaired mortgage loans (in millions) were as follows:

	As of December 31,
	2009	2008
Number of impaired mortgage loans	9	-

Impaired mortgage loans	$56	$-
Valuation allowance associated with impaired mortgage loans	(22)	-
Carrying value of impaired mortgage loans	$34	$-

The average carrying value and associated interest income on the impaired mortgage loans (in millions) is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Average carrying value for impaired loans	$33	$-	$12
Interest income recognized on impaired mortgage loans	1	-	1
Amount of interest income collected on impaired mortgage loans	1	-	1

Alternative Investments

As of December 31, 2009 and 2008, alternative investments included investments in approximately 99 and 102 different partnerships, respectively and the portfolio represents less than 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Net Investment Income
Fixed maturity AFS securities	$3,474	$3,337	$3,302
Equity AFS securities	8	26	39
Trading securities	159	166	176
Mortgage loans on real estate	462	475	494
Real estate	18	20	42
Standby real estate equity commitments	1	3	12
Policy loans	172	179	175
Invested cash	15	52	62
Commercial mortgage loan prepayment and bond makewhole premiums	24	29	57
Alternative investments	(55)	(34)	102
Consent fees	5	5	10
Other investments	9	(3)	11
Investment income	4,292	4,255	4,482
Investment expense	(114)	(125)	(185)
Net investment income	$4,178	$4,130	$4,297

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Fixed maturity AFS securities:
Gross gains	$161	$60	$123
Gross losses	(709)	(1,119)	(181)
Equity AFS securities:
Gross gains	6	1	6
Gross losses	(27)	(163)	(112)
Gain (loss) on other investments	(130)	37	18
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes
in other contract holder funds and funds withheld reinsurance liabilities	161	256	30
Total realized loss on investments, excluding trading securities	(538)	(928)	(116)
Loss on certain derivative instruments	(34)	(112)	(12)
Associated amortization expense of DAC, VOBA, DSI and DFEL and
changes in other contract holder funds	-	-	1
Total realized loss on investments and certain derivative instruments,
excluding trading securities	$(572)	$(1,040)	$(127)

Details underlying write-downs taken as a result of OTTI (in millions) that was recognized in net income (loss) and included in realized loss on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$214	$551	$122
Foreign government bonds	-	-	1
MBS:
CMOs	250	303	18
CMBS	-	1	2
ABS:
CDOs	39	1	7
Hybrid and redeemable preferred securities	67	50	-
Total fixed maturity securities	570	906	150
Equity securities:
Banking securities	10	131	-
Insurance securities	8	1	-
Other financial services securities	3	24	111
Other securities	6	7	-
Total equity securities	27	163	111
Gross OTTI recognized in net income (loss)	597	1,069	261
Associated amortization expense of DAC, VOBA, DSI and DFEL	(205)	(218)	-
Net OTTI recognized in net income (loss), pre-tax	$392	$851	$261

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$357	$-	$-
Associated amortization expense of DAC, VOBA, DSI and DFEL	(82)	-	-
Net portion of OTTI recognized in OCI, pre-tax	$275	$-	$-

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of December 31, 2009, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s Rating Services or Baa3 or higher by Moody’s Investors Service, are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2009, 94% of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2009, our corporate bond portfolio rated below investment grade had an amortized cost of $3.1 billion and a fair value of $2.7 billion.  As of December 31, 2009, 89% of the fair value of our ABS CDO portfolio was rated investment grade.  As of December 31, 2009, our ABS CDO portfolio rated below investment grade had an amortized cost of $20 million and fair value $18 million.  Based upon the analysis discussed above we believed as of December 31, 2009 we would recover the amortized cost of each corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the year ended December 31, 2009 the recovery as a percentage of amortized cost was 72% for corporate bonds and 33% for ABS CDOs.

Determination of Credit Losses on MBS

As of December 31, 2009, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% loan severity with higher severity assumed for investor properties and further housing price depreciation.

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) and the fair value of the related investments included on our Consolidated Balance Sheets consisted of the following:

	As of December 31, 2009		As of December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$617	$617	$2,809	$2,809
Securities pledged under securities lending agreements (2)	501	479	427	410
Securities pledged under reverse repurchase agreements (3)	344	359	470	496
Securities pledged for Treasury Asset-Backed Securities
Loan Facility ("TALF") (4)	345	386	-	-
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	111	-	-
Total payables for collateral on investments	$1,907	$1,952	$3,706	$3,715

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

Increase (decrease) in payables for collateral on investments (in millions) included in the Consolidated Statements of Cash Flows consisted of the following:

	For the Years Ended December 31,
	2009	2008	2007
Collateral payable held for derivative investments	$(2,192)	$2,809	$-
Securities pledged under securities lending agreements	74	(288)	(369)
Securities pledged under reverse repurchase agreements	(126)	(10)	-
Securities pledged for TALF	345	-	-
Securities pledged for FHLBI	100	-	-
Total increase (decrease) in payables for collateral on investments	$(1,799)	$2,511	$(369)

Investment Commitments

As of December 31, 2009, our investment commitments for fixed maturity AFS securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $786 million, which included $381 million of limited partnerships, $220 million of standby commitments to purchase real estate upon completion and leasing and $182 million of private placements.

Concentrations of Financial Instruments

As of December 31, 2009 and 2008, our most significant investment in one issuer was our investment securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.8 billion and $3.5 billion, or 6% and 5% of our invested assets portfolio totaling $75.9 billion and $66.5 billion, respectively. As of December 31, 2009 and 2008, our most significant investment in one industry was our investment securities in the CMO industry with a fair value of $6.9 billion and $6.8 billion, or 9% and 10% of the invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount, as such, this amount will not agree to the AFS securities table above.

Credit-Linked Notes

As of December 31, 2009 and 2008, respectively, other contract holder funds on our Consolidated Balance Sheets included $600 million outstanding in funding agreements of LNL.  LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into two separate CLNs originated by a third party company.  The CLNs are included in fixed maturity AFS securities on our Consolidated Balance Sheets.

To date, there has been one default in the underlying collateral pool of the $400 million CLN and two defaults in the underlying collateral pool of the $200 million CLN.  There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of December 31, 2009.

During the year ended December 31, 2009, as in the general markets, spreads on these transactions have tightened, reducing unrealized losses.  We had unrealized losses of $278 million on the $600 million in CLNs and $550 million on the $600 million in CLNs as of December 31, 2009 and 2008, respectively.  As described more fully in the realized loss related to investments section above, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that these securities were not other-than-temporarily impaired as of December 31, 2009 and 2008, respectively.  The following summarizes the fair value to amortized cost ratio of the CLNs:

	As of
	January 31,	As of December 31,
	2010	2009	2008
Fair value to amortized cost ratio	52%	54%	8%

The following summarizes information regarding our investments in these securities (dollars in millions) as of December 31, 2009:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Amortized cost	$400	$200
Fair value	209	113
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.78%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B-	Ba3
Current rating of underlying collateral pool	Aa1-Caa2	Aaa-B1
Number of entities	124	99
Number of countries	19	23

The following summarizes the exposure of the CLNs’ underlying collateral by industry and rating as of December 31, 2009:

Industry	AAA	AA	A	BBB	BB	B	CC	Total
Financial intermediaries	0.4%	3.5%	7.2%	0.5%	0.0%	0.0%	0.0%	11.6%
Telecommunications	0.0%	0.0%	5.9%	4.0%	1.1%	0.0%	0.0%	11.0%
Oil and gas	0.0%	1.4%	1.2%	4.9%	0.0%	0.0%	0.0%	7.5%
Utilities	0.0%	0.0%	2.4%	2.1%	0.0%	0.0%	0.0%	4.5%
Chemicals and plastics	0.0%	0.0%	2.3%	1.6%	0.0%	0.0%	0.0%	3.9%
Drugs	0.3%	2.5%	0.9%	0.0%	0.0%	0.0%	0.0%	3.7%
Retailers (except food & drug)	0.0%	0.0%	0.7%	1.8%	1.1%	0.0%	0.0%	3.6%
Industrial equipment	0.0%	0.0%	2.9%	0.3%	0.0%	0.0%	0.0%	3.2%
Sovereign	0.0%	0.3%	1.6%	1.4%	0.0%	0.0%	0.0%	3.3%
Property and Casualty Insurance	0.0%	0.0%	1.6%	1.1%	0.0%	0.0%	0.5%	3.2%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	0.0%	3.0%
Other Industry < 3% (28 Industries)	0.9%	2.8%	15.6%	17.1%	3.4%	1.7%	0.0%	41.5%
Total by industry	1.6%	10.5%	42.3%	36.4%	7.0%	1.7%	0.5%	100.0%

6.  Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, basis risk, equity market risk and credit risk.  We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swap agreements, interest rate futures, interest rate cap agreements, forward-starting interest rate swaps and treasury locks. Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps, currency futures and foreign currency forwards.  Call options based on our stock, call options based on the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy.  We also use credit default swaps as part of our credit risk management strategy.

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of December 31, 2009, we had derivative instruments that were designated and qualifying as cash flow hedges, fair value hedges and the hedge of a net investment in a foreign subsidiary.  We also had embedded derivatives that did not qualify as hedging instruments and derivative instruments that were economic hedges, but were not designed to meet the requirements to be accounted for as a hedge.  See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.

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

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuity products, including the Lincoln SmartSecurity® Advantage GWB feature, the 4LATER® Advantage GIB feature and the i4LIFE® Advantage GIB feature.  See “Guaranteed Living Benefit Embedded Derivative Reserves” below for further details.

See Note 22 for disclosures required by the Fair Value Measurements and Disclosures Topic of the FASB ASC.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	85	$620	$24	$(45)	$-	$-
Foreign currency swaps (1)	13	340	33	(19)	-	-
Total cash flow hedges	98	960	57	(64)	-	-
Fair value hedges:
Interest rate swap agreements (1)	1	375	54	-	-	-
Equity collars (1)	1	49	135	-	-	-
Total fair value hedges	2	424	189	-	-	-
Total derivative instruments
designated and qualifying as
hedging instruments	100	1,384	246	(64)	-	-
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	20	1,000	-	-	-	-
Interest rate futures (1)	19,073	2,333	-	-	-	-
Equity futures (1)	21,149	1,147	-	-	-	-
Interest rate swap agreements (1)	81	6,232	63	(349)	-	-
Foreign currency forwards (1)	19	1,016	12	(110)	-	-
Credit default swaps (2)	14	220	-	-	-	(65)
Total return swaps (1)	2	156	-	-	-	-
Put options (1)	114	4,093	935	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	559	3,440	215	-	-	-
Variance swaps (1)	36	26	66	(22)	-	-
Currency futures (1)	3,664	505	-	-	-	-
Embedded derivatives:
Deferred compensation plans (2)	6	-	-	-	-	(332)
Indexed annuity contracts (3)	108,119	-	-	-	-	(419)
GLB embedded derivative reserves (3)	261,309	-	-	-	308	(945)
Reinsurance related embedded
derivatives (4)	-	-	-	-	-	(31)
AFS securities embedded derivatives (1)	2	-	19	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	414,168	20,177	1,310	(481)	308	(1,792)
Total derivative instruments	414,268	$21,561	$1,556	$(545)	$308	$(1,792)

	As of December 31, 2008
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	106	$780	$70	$(121)	$-	$-
Foreign currency swaps (1)	14	367	68	(3)	-	-
Total cash flow hedges	120	1,147	138	(124)	-	-
Fair value hedges:
Interest rate swap agreements (1)	1	375	196	-	-	-
Equity collars (1)	1	49	138	-	-	-
Total fair value hedges	2	424	334	-	-	-
Total derivative instruments
designated and qualifying as
hedging instruments	122	1,571	472	(124)	-	-
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	44	2,200	-	-	-	-
Interest rate futures (1)	1	8,569	-	-	-	-
Equity futures (1)	1	3,769	-	-	-	-
Interest rate swap agreements (1)	108	7,759	1,445	(447)	-	-
Foreign currency forwards (1)	2	183	74	-	-	-
Credit default swaps (2)	11	150	-	-	-	(51)
Total return swaps (1)	1	126	-	-	-	-
Put options (1)	138	4,700	1,727	-	-	-
Call options (based on LNC stock) (1)	2	18	-	-	-	-
Call options (based on S&P 500) (1)	553	2,951	31	-	-	-
Variance swaps (1)	48	31	212	(8)	-	-
Embedded derivatives:
Deferred compensation plans (2)	7	-	-	-	-	(336)
Indexed annuity contracts (3)	80,809	-	-	-	-	(252)
GLB embedded derivative reserves (3)	215,597	-	-	-	919	(3,823)
Reinsurance related embedded
derivatives (4)	-	-	31	-	-	-
AFS securities embedded derivatives (1)	3	-	15	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	297,325	30,456	3,535	(455)	919	(4,462)
Total derivative instruments	297,447	$32,027	$4,007	$(579)	$919	$(4,462)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of December 31, 2009
	Less Than	1 – 5	5 – 10	10 – 30
	1 Year	Years	Years	Years	Total
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$24	$94	$236	$266	$620
Foreign currency swaps	-	94	165	81	340
Total cash flow hedges	24	188	401	347	960
Fair value hedges:
Interest rate swap agreements	-	-	-	375	375
Equity collars	49	-	-	-	49
Total fair value hedges	49	-	-	375	424
Total derivative instruments designated
and qualifying as hedging instruments	73	188	401	722	1,384
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements	850	150	-	-	1,000
Interest rate futures	2,333	-	-	-	2,333
Equity futures	1,147	-	-	-	1,147
Interest rate swap agreements	395	1,735	1,538	2,564	6,232
Foreign currency forwards	1,016	-	-	-	1,016
Credit default swaps	20	40	160	-	220
Total return swaps	156	-	-	-	156
Put options	-	1,289	2,679	125	4,093
Call options (based on LNC stock)	9	-	-	-	9
Call options (based on S&P 500)	2,616	824	-	-	3,440
Variance swaps	-	3	23	-	26
Currency futures	505	-	-	-	505
Total derivative instruments not designated
and not qualifying as hedging instruments	9,047	4,041	4,400	2,689	20,177
Total derivative instruments
with notional amounts	$9,120	$4,229	$4,801	$3,411	$21,561

The change in our unrealized gain on derivative instruments in accumulated OCI (in millions) was as follows:

For the
Year Ended
December 31,
2009
Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	$127
Other comprehensive income (loss):
Unrealized holding losses arising during the period:
Cash flow hedges:
Interest rate swap agreements	30
Foreign currency swaps	(52)
Fair value hedges:
Interest rate swap agreements	4
Equity collars	(28)
Net investment in foreign subsidiary	(74)
Change in DAC, VOBA, DSI and other contract holder funds	22
Income tax benefit	(13)
Less:
Reclassification adjustment for gains included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	4
Fair value hedges:
Interest rate swap agreements (2)	4
Income tax expense	(3)
Balance as of end-of-year	$11

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The settlement payments and mark-to-market adjustments on derivative instruments (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Derivative Instruments Designated and Qualifying as Hedging
Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$3	$4	$5
Foreign currency swaps (1)	2	(1)	(1)
Total cash flow hedges	5	3	4
Fair value hedges:
Interest rate swap agreements (2)	17	6	-
Total derivative instruments designated and qualifying as hedging
instruments	22	9	4
Derivative Instruments Not Designated and Not Qualifying as Hedging
Instruments
Interest rate futures (3)	(693)	708	4
Equity futures (3)	(683)	174	(17)
Interest rate swap agreements (3)	(860)	1,167	43
Foreign currency forwards (1)	(98)	-	-
Credit default swaps (1)	1	1	-
Total return swaps (4)	34	(69)	-
Put options (3)	(664)	1,094	117
Call options (based on LNC stock) (3)	-	(8)	(3)
Call options (based on S&P 500) (3)	84	(204)	6
Variance swaps (3)	(116)	267	(4)
Currency futures (3)	(7)	-	-
Embedded derivatives:
Deferred compensation plans (4)	2	(21)	(11)
Indexed annuity contracts (3)	6	37	(12)
GLB embedded derivative reserves (3)	2,251	(2,665)	(303)
Reinsurance related embedded derivatives (3)	(62)	251	9
Total derivative instruments not designated and not qualifying as hedging
instruments	(805)	732	(171)
Total derivative instruments	$(783)	$741	$(167)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized loss on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated as cash flow hedges were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Ineffective portion recognized in realized loss	$(1)	$1	$(1)
Gain recognized as a component of OCI with the offset to:
Net investment income	$4	$2	$2
Benefit expense	-	-	1
	$4	$2	$3

As of December 31, 2009, none of the deferred net gains on derivative instruments in accumulated OCI is expected to be reclassified to earnings during 2010.  This reclassification would be due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of stock appreciation rights (“SARs”).

For the years ended December 31, 2009, 2008 and 2007, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the interest rate risk to our exposure to floating rate bond coupon payments, replicating a fixed rate bond.  An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates.  We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts or payments from these interest rate swaps are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.  The gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued.

In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate.  The net receipts or payments from these interest rate swaps are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

As of December 31, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2037.

Foreign Currency Swaps

We use foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.  A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.  The gains or losses on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as the related bond interest is accrued.

As of December 31, 2009, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

We designate and account for interest rate swap agreements and equity collars as fair value hedges, when they have met the requirements of the Derivatives and Hedging Topic of the FASB ASC.  Information related to our fair value hedges (in millions) was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Ineffective portion recognized in realized loss	$1	$(18)	$(10)
Gain recognized as a component of OCI with the offset to interest expense	4	4	3

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

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products.  The change in market value and periodic cash settlements are recorded as a component of realized gain (loss) on our Consolidated Statements of Income (Loss).

Foreign Currency Forwards

We use foreign currency forward contracts to hedge dividends received from our U.K.-based subsidiary, Lincoln UK.  The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date and a specified exchange rate.  The contract does not qualify for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC.  Therefore, all gains or losses on the foreign currency forward contracts are recorded as a component of realized gain (loss) on our Consolidated Statements of Income (Loss).

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

Information related to our open credit default swap liabilities for which we are the seller (in millions) was as follows:

As of December 31, 2009
			Credit
	Reason	Nature	Rating of		Maximum
	for	of	Counter-	Fair	Potential
Maturity	Entering	Recourse	party	Value (1)	Payout

3/20/2010	(2)	(4)	A2/A	$-	$10
6/20/2010	(2)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	Aa3/A+	-	10
12/20/2012	(3)	(4)	Aa3/A+	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2016	(3)	(4)	A2/A(5)	(11)	24
12/20/2016	(3)	(4)	A2/A(5)	(8)	24
3/20/2017	(3)	(4)	A2/A(5)	(3)	23
3/20/2017	(3)	(4)	A2/A(5)	(9)	22
3/20/2017	(3)	(4)	A2/A(5)	(5)	18
3/20/2017	(3)	(4)	A2/A(5)	(13)	18
3/20/2017	(3)	(4)	A2/A(5)	(4)	17
3/20/2017	(3)	(4)	A2/A(5)	(12)	14
				$(65)	$220

As of December 31, 2008
			Credit
	Reason	Nature	Rating of		Maximum
	for	of	Counter-	Fair	Potential
Maturity	Entering	Recourse	party	Value (1)	Payout

3/20/2010	(2)	(4)	Aa3/A+	$(1)	$10
6/20/2010	(2)	(4)	Aa2/A	-	10
12/20/2012	(3)	(4)	Aa2/A+	-	10
12/20/2012	(3)	(4)	Aa2/A+	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	A1/A	(1)	10
3/20/2017	(3)	(4)	A2/A(5)	(14)	22
3/20/2017	(3)	(4)	A2/A(5)	(10)	14
3/20/2017	(3)	(4)	A2/A(5)	(8)	18
3/20/2017	(3)	(4)	A2/A(5)	(11)	18
3/20/2017	(3)	(4)	A2/A(5)	(6)	17
				$(51)	$149

(1)	Broker quotes are used to determine the market value of credit default swaps.
(2)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.
(3)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(4)	Seller does not have the right to demand indemnification/compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counter party of the issuing special purpose trust as discussed in the “Credit-Linked Notes” section in Note 5.

Details underlying the associated collateral of our open credit default swaps for which we are the seller as of December 31, 2009, if credit risk related contingent features were triggered (in millions) were as follows:

	As of December 31,
	2009	2008
Maximum potential payout	$220	$149
Less:
Counterparty thresholds	30	30
Maximum collateral potentially required to post	$190	$119

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  In the event that these netting agreements were not in place, fair values of the associated investments, counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash would have required that we post approximately $55 million as of December 31, 2009.

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

Embedded Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

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

Guaranteed Living Benefit Embedded Derivative Reserves

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  The change in embedded derivative reserves flows through our Consolidated Statements of Income (Loss) as specified in the table above.  As of December 31, 2009, we had $23.5 billion of account values that were attributable to variable annuities with a GWB feature and $9.3 billion of account values that were attributable to variable annuities with a GIB feature.

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

Reinsurance Related Embedded Derivatives

We have certain Modco and CFW reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives as they occur are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld reinsurance agreement on our disability income business was released due to the rescission of the underlying reinsurance agreement.  See Note 14 for additional details.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  The change in fair value of these embedded derivatives flows through our Consolidated Statements of Income (Loss) as specified in the table above.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of December 31, 2009, the nonperformance risk adjustment was $5 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2009, the exposure was $292 million.

The amounts recognized (in millions) by S&P credit rating of counterparty as of December 31, 2009, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

		Collateral
	Collateral	Posted by
S&P	Posted by	LNC
Credit	Counterparty	(Held by
Rating of	(Held by	Counter-
Counterparty	LNC)	party)

AAA	$3	$-
AA	140	-
AA-	272	(17)
A+	171	(13)
A	331	(240)
	$917	$(270)

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Current	$(751)	$452	$418
Deferred	645	(579)	58
Total federal tax expense (benefit)	$(106)	$(127)	$476

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Tax rate times pre-tax income	$(182)	$(48)	$586
Effect of:
Tax-preferred investment income	(92)	(81)	(105)
Tax credits	(46)	(25)	(21)
Goodwill	238	58	-
Prior year tax return adjustment	(60)	(35)	(13)
Other items	36	4	29
Provision for income taxes	$(106)	$(127)	$476
Effective tax rate	20%	N/M	28%

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  Because the pre-tax loss of $137 million resulted in a tax benefit of $127 million in 2008, the effective tax rate was not meaningful.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Included in tax-preferred investment income was a separate account dividend received deduction benefit of $77 million, $81 million and $88 million for the years ended December 31, 2009, 2008 and 2007, respectively, exclusive of any prior years’ tax return adjustment.

The federal income tax asset (liability) (in millions), which is included in other liabilities as of December 31, 2009, and other assets as of December 31, 2008, on our Consolidated Balance Sheets, was as follows:

	As of December 31,
	2009	2008
Current	$(191)	$(729)
Deferred	(351)	1,678
Total federal income tax asset (liability)	$(542)	$949

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2009	2008
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,833	$2,334
Deferred gain on business sold through reinsurance	172	190
Net unrealized loss on AFS securities	8	2,248
Reinsurance related embedded derivative asset	11	-
Investments	170	241
Compensation and benefit plans	278	324
Ceding commission asset	3	5
Net operating loss	37	-
Net capital loss	112	-
Other	144	46
Net deferred tax assets	2,768	5,388
Deferred Tax Liabilities
DAC	1,949	2,030
VOBA	734	1,317
Net unrealized gain on trading securities	57	9
Reinsurance related embedded derivative liability	-	11
Intangibles	178	179
Other	201	164
Total deferred tax liabilities	3,119	3,710
Net deferred tax asset (liability)	$(351)	$1,678

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns.  As of December 31, 2009 and 2008, we concluded that it was more likely than not that all gross deferred tax assets will reduce taxes payable in future years.

As of December 31, 2009, LNC had net operating loss carryforwards for federal income tax purposes of $104 million for Lincoln National Reinsurance Company (Barbados) Limited (“LNBAR”) that expire in 2024.  The net operating losses of LNBAR are subject to federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary.  LNC also had net capital loss carryforwards of $320 million which will expire in 2014.  LNC believes that it is more likely than not that the net operating losses and capital losses will be fully utilized within the allowable carryforward period.

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

As discussed in Note 2, we adopted new guidance in the Income Taxes Topic of the FASB ASC on January 1, 2007.  As of December 31, 2009 and 2008, $224 million and $184 million of our unrecognized tax benefits presented below, if recognized, would have impacted our income tax expense and our effective tax rate.  We anticipate a change to our unrecognized tax benefits during 2009 in the range of none to $63 million.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the
	Years Ended
	December 31,
	2009	2008
Balance as of beginning-of-year	$302	$329
Increases for prior year tax positions	29	16
Decreases for prior year tax positions	(1)	(46)
Increases for current year tax positions	13	21
Decreases for current year tax positions	(7)	(6)
Decreases for settlements with taxing authorities	-	(8)
Decreases for lapse of statute of limitations	-	(4)
Balance as of end-of-year	$336	$302

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  During the years ended December 31, 2009, 2008 and 2007, we recognized interest and penalty expense related to uncertain tax positions of $12 million, $2 million and $21 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $86 million and $74 million as of December 31, 2009 and 2008, respectively.

We are subject to annual tax examinations from the Internal Revenue Service (“IRS”).  During the third quarter of 2008, the IRS completed its examination for tax years 2003 and 2004 resulting in a proposed assessment.  We believe a portion of the assessment is inconsistent with the existing law and are protesting it through the established IRS appeals process.  We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition.  We are currently under audit by the IRS for years 2005 and 2006.  The Jefferson-Pilot subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle.  For the former Jefferson-Pilot Corporation and its subsidiaries, the IRS is examining the tax year ended April 2, 2006.

8.  DAC, VOBA, DSI and DFEL

During the fourth quarter of 2008, we recorded a decrease to income from continuing operations totaling $263 million or $1.01 per diluted share, for a reversion to the mean prospective unlocking of DAC, VOBA, DSI and DFEL as a result of significant and sustained declines in the equity markets during 2008.  During 2009, we did not have a reversion to the mean prospective unlocking of DAC, VOBA, DSI and DFEL.  The pre-tax impact for these items is included within the prospective unlocking line items in the changes in DAC, VOBA, DSI and DFEL tables below.

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Balance as of beginning-of-year	$7,640	$5,999	$4,579
Cumulative effect of the adoption of new accounting standards	-	-	(31)
Transfer of business to a third party	(37)	-	-
Deferrals	1,621	1,814	2,007
Amortization, net of interest:
Prospective unlocking - assumption changes	(15)	(368)	27
Prospective unlocking - model refinements	-	44	(50)
Retrospective unlocking	19	(136)	64
Other amortization, net of interest	(746)	(672)	(780)
Adjustment related to realized gains (losses)	148	(203)	80
Adjustment related to unrealized gains (losses)	(1,206)	1,162	103
Balance as of end-of-year	$7,424	$7,640	$5,999

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Balance as of beginning-of-year	$3,762	$2,809	$3,033
Cumulative effect of the adoption of new accounting standards	-	-	(35)
Business acquired	-	-	14
Transfer of business to a third party	(255)	-	-
Deferrals	30	40	46
Amortization:
Prospective unlocking - assumption changes	(20)	(7)	13
Prospective unlocking - model refinements	-	6	(2)
Retrospective unlocking	(44)	(38)	13
Other amortization	(349)	(335)	(422)
Accretion of interest	102	116	125
Adjustment related to realized gains	43	98	-
Adjustment related to unrealized gains (losses)	(1,183)	1,073	24
Balance as of end-of-year	$2,086	$3,762	$2,809

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2009, was as follows:

2010	$246
2011	207
2012	185
2013	167
2014	139
Thereafter	1,260
Total	$2,204

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Balance as of beginning-of-year	$263	$279	$194
Cumulative effect of the adoption of new accounting standards	-	-	(3)
Deferrals	76	96	116
Amortization, net of interest:
Prospective unlocking - assumption changes	-	(37)	2
Prospective unlocking - model refinements	(7)	6	-
Retrospective unlocking	11	(13)	1
Other amortization, net of interest	(32)	(22)	(36)
Adjustment related to realized gains (losses)	13	(46)	5
Adjustment related to unrealized losses	(1)	-	-
Balance as of end-of-year	$323	$263	$279

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Balance as of beginning-of-year	$1,019	$804	$573
Cumulative effect of the adoption of new accounting standards	-	-	(2)
Transfer of business to a third party	(11)	-	-
Deferrals	497	427	409
Amortization, net of interest:
Prospective unlocking - assumption changes	(22)	(37)	1
Prospective unlocking - model refinements	(14)	31	(26)
Retrospective unlocking	(3)	(48)	9
Other amortization, net of interest	(128)	(141)	(162)
Adjustment related to realized gains (losses)	(1)	(17)	2
Adjustment related to unrealized gains	1	-	-
Balance as of end-of-year	$1,338	$1,019	$804

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2009	2008	2007
Direct insurance premiums and fees	$6,124	$6,071	$5,769
Reinsurance assumed	10	18	12
Reinsurance ceded	(1,148)	(1,004)	(933)
Total insurance premiums and fees, net	$4,986	$5,085	$4,848

Direct insurance benefits	$3,893	$4,134	$3,457
Reinsurance recoveries netted against benefits	(1,057)	(1,075)	(1,032)
Total benefits, net	$2,836	$3,059	$2,425

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each company’s retention limit is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance and annuities in order to limit our exposure to mortality losses and enhance our capital management.

Under our reinsurance program, we reinsure approximately 45% to 50% of the mortality risk on newly issued non-term life insurance contracts and approximately 30% to 35% of total mortality risk including term insurance contracts.  Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed and VUL insurance contracts.  Additionally, the retention per single insured life for term life insurance and for corporate-owned life insurance is $2 million for each type of insurance.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2009, the reserves associated with these reinsurance arrangements totaled $995 million.  To cover products other than life insurance, we acquire other insurance coverages with retentions and limits.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers.  Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity   reinsurance transactions.  Swiss Re represents our largest reinsurance exposure.  Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations.  As we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $3.0 billion as of December 31, 2009.  Swiss Re has funded a trust, with a balance of $1.9 billion as of December 31, 2009, to support this business.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re was required to fund an additional trust of approximately $1.4 billion as of December 31, 2009, to support this business.  Swiss Re funded the new trust during the fourth quarter of 2009.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets are reported within trading securities or mortgage loans on real estate on our Consolidated Balance Sheets.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2009, included $1.3 billion and $30 million, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as a deferred gain in the liability section of our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.  During 2009, 2008 and 2007 we amortized $50 million, $50 million and $55 million, after-tax, respectively, of deferred gain on business sold through reinsurance.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2009, may ultimately prove to be either excessive or deficient.  For instance, in the event that future developments indicate that these reserves should be increased, LNC would record a current period non-cash charge to record the increase in reserves.  Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re.  However, we are not permitted to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change.  Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change.  Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business.  We would not transfer any cash to Swiss Re as a result of these developments.

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

See Note 14 for discussion of the rescission of indemnity reinsurance for disability income business occurring during the year ended December 31, 2009.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2009
	Acquisition	Cumulative
	Balance As	Impairment As	Acquisition		Dispositions	Balance
	of Beginning-	of Beginning-	Accounting		and	As of End-
	of-Year	of-Year	Adjustments	Impairment	Other	of-Year
Retirement Solutions:
Annuities	$1,040	$-	$-	$(600)	$-	$440
Defined Contribution	20	-	-	-	-	20
Insurance Solutions:
Life Insurance	2,188	-	-	-	-	2,188
Group Protection	274	-	-	-	-	274
Other Operations	338	(164)	1	(80)	(4)	91
Total goodwill	$3,860	$(164)	$1	$(680)	$(4)	$3,013

	For the Year Ended December 31, 2008
	Acquisition	Cumulative
	Balance As	Impairment As	Acquisition		Dispositions	Balance
	of Beginning-	of Beginning-	Accounting		and	As of End-
	of-Year	of-Year	Adjustments	Impairment	Other	of-Year
Retirement Solutions:
Annuities	$1,046	$-	$(6)	$-	$-	$1,040
Defined Contribution	20	-	-	-	-	20
Insurance Solutions:
Life Insurance	2,201	-	(13)	-	-	2,188
Group Protection	274	-	-	-	-	274
Other Operations	339	-	(1)	(164)	-	174
Total goodwill	$3,880	$-	$(20)	$(164)	$-	$3,696

Included in the acquisition accounting adjustments above were adjustments related to income tax deductions recognized when stock options attributable to mergers were exercised or the release of unrecognized tax benefits acquired through mergers.

For our acquisition of NCLS, during 2009, we impaired the estimated goodwill that arose from the acquisition after giving consideration to the expected financial performance and other relevant factors of this business.

We perform a Step 1 goodwill impairment analysis on all of our reporting units at least annually on October 1.  The Step 1 analysis for the reporting units within our Insurance Solutions and Retirement Solutions segments utilizes primarily a discounted cash flow valuation technique.  In determining the estimated fair value of these reporting units, we incorporate consideration of discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing these reporting units.  Our fair value estimations are based primarily on an in-depth analysis of projected future cash flows and relevant discount rates, which considered market participant inputs (“income approach”).  The discounted cash flow analysis required us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.  For our Media reporting unit, we primarily use discounted cash flow calculations to determine the implied fair value for this reporting unit.

As of October 1, 2009 and 2008, we performed a Step 1 goodwill impairment analysis on all of our reporting units.  All of our reporting units passed the Step 1 analysis, except for our Media reporting unit, which required a Step 2 analysis to be completed.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill as determined by assigning the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.  We utilized very detailed forecasts of cash flows and market observable inputs in determining a fair value of the net assets for each of the reporting units similar to what would be estimated in a business combination between market participants.  The implied fair value of goodwill for our Media reporting unit was lower than its carrying amount; therefore, goodwill was impaired and written down to its fair value for this reporting unit.

The 2009 and 2008 impairment recorded in Other Operations for our media business was a result of declines in current and forecasted advertising revenue for the entire radio market.  Our impairment tests showed the implied fair value of our Media reporting unit was lower than its carrying amount; therefore, we recorded non-cash impairments of goodwill (set forth above) for 2009 and 2008 and specifically identifiable intangible assets set forth below of $50 million and $217 million for 2009 and 2008, respectively.

As of March 31, 2009, we performed a Step 1 goodwill impairment analysis on all of our reporting units as a result of our performing an interim test due to volatile capital markets that provided indicators that a potential impairment could be present.  All of our reporting units passed the Step 1 analysis, except for our Retirement Solutions – Annuities reporting unit, which required a Step 2 analysis to be completed.  Based upon our Step 2 analysis, we recorded goodwill impairment for the Retirement Solutions – Annuities reporting unit in the first quarter of 2009 for $600 million, which was attributable primarily to higher discount rates driven by higher debt costs and equity market volatility, deterioration in sales and declines in equity markets.  There were no indicators of impairment as of December 31, 2009, due primarily to the continued improvement in the equity markets and lower discount rates.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31,
	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Carrying	Amortiza-	Carrying	Amortiza-
	Amount	tion	Amount	tion
Insurance Solutions - Life Insurance:
Sales force	$100	$15	$100	$11
Retirement Solutions - Defined Contribution:
Mutual fund contract rights (1) (2)	2	-	3	-
Other Operations:
FCC licenses (1) (3)	118	-	167	-
Other	4	3	4	3
Total	$224	$18	$274	$14

(1)	No amortization recorded as the intangible asset has indefinite life.
(2)	We recorded mutual fund contract rights impairment of $1 million for the year ended December 31, 2009.
(3)	We recorded FCC licenses impairment of $49 million and $217 million for the year ended December 31, 2009 and 2008, respectively.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2009 was as follows:

2010	$4
2011	4
2012	4
2013	4
2014	4
Thereafter	66
Total	$86

See Note 3 for goodwill assets included within discontinued operations.

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of December 31,
	2009	2008
Return of Net Deposits
Total account value	$44,712	$33,907
Net amount at risk (1)	1,888	6,337
Average attained age of contract holders	57 years	56 years
Minimum Return
Total account value	$203	$191
Net amount at risk (1)	65	109
Average attained age of contract holders	69 years	68 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$21,431	$16,950
Net amount at risk (1)	4,021	8,402
Average attained age of contract holders	65 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing December 31, 2009, to December 31, 2008, was attributable primarily to the rise in equity markets and associated increase in the account values.

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

	For the Years Ended December 31,
	2009	2008	2007
Balance as of beginning-of-year	$277	$38	$23
Cumulative effect of the adoption of new accounting standards	-	-	(4)
Changes in reserves	(33)	312	25
Benefits paid	(173)	(73)	(6)
Balance as of end-of-year	$71	$277	$38

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2009	2008
Asset Type
Domestic equity	$32,489	$24,878
International equity	12,379	9,204
Bonds	9,942	6,701
Money market	6,373	5,802
Total	$61,183	$46,585

Percent of total variable annuity separate account values	97%	99%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 40% of permanent life insurance in force as of December 31, 2009, and approximately 64% of sales for these products in 2009.

12.  Other Contract Holder Funds

Details of other contract holder funds (in millions) were as follows:

	As of December 31,
	2009	2008
Account values and other contract holder funds	$62,829	$58,932
DFEL	1,338	1,019
Contract holder dividends payable	493	498
Premium deposit funds	102	110
Undistributed earnings on participating business	56	11
Total other contract holder funds	$64,818	$60,570

As of December 31, 2009 and 2008, participating policies comprised approximately 1.10% of the face amount of insurance in force, and dividend expenses were $89 million, $92 million and $85 million for the years ended December 31, 2009, 2008 and 2007, respectively.

13.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2009	2008
Short-Term Debt
Commercial paper (1)	$99	$315
Current maturities of long-term debt	250	500
Other short-term debt	1	-
Total short-term debt	$350	$815

Long-Term Debt, Excluding Current Portion (2)
Senior notes:
LIBOR + 8 bps notes, due 2010	$-	$250
6.2% notes, due 2011	250	250
5.65% notes, due 2012	300	300
LIBOR + 175 bps loan, due 2013	200	200
4.75% notes, due 2014	292	290
4.75% notes, due 2014	199	199
LIBOR + 3 bps notes, due 2017	250	250
7% notes, due 2018	200	200
8.75% notes, due 2019 (3)	495	-
6.25% notes, due 2020 (4)	300	-
6.15% notes, due 2036	497	497
6.3% notes, due 2037	427	569
Total senior notes	3,410	3,005

Junior subordinated debentures issued to affiliated trusts:
Lincoln Capital VI - 6.75% Series F, due 2052	155	155
Total junior subordinated debentures issued to affiliated trusts	155	155

Capital securities:
6.75%, due 2066	275	275
7%, due 2066 (5)	721	797
6.05%, due 2067 (6)	489	499
Total capital securities	1,485	1,571
Total long-term debt	$5,050	$4,731

(1)	The weighted-average interest rate of commercial paper was 1.59% and 3.07% as of December 31, 2009 and 2008, respectively.
(2)	Amounts include unamortized premiums and discounts and the fair value of any associated fair value hedges on our long-term debt.
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

(4)
On December 11, 2009, we issued 6.25% fixed rate senior notes due 2020.  We have the option to repurchase the outstanding notes by paying the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the make-whole amount, plus in each case any accrued and unpaid interest as of the date of redemption.  The make-whole amount is equal to the sum of the present values of the remaining scheduled payments on the senior notes, discounted to the date of redemption on a semi-annual basis, at a rate equal to the sum of the applicable treasury rate (as defined in the senior notes) plus 45 basis points.

(5)	During the first quarter of 2009, we repurchased $78 million of our 7% capital securities due 2066. The results of the extinguishment of debt were favorable by a ratio of 25 cents to one dollar.
(6)	During the first quarter of 2009, we repurchased $9 million of our 6.05% capital securities due 2067. The results of the extinguishment of debt were favorable by a ratio of 23 cents to one dollar.

Details underlying the recognition of a gain on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Income (Loss) for the year ended December 31, 2009, were as follows:

Principal balance outstanding prior to payoff	$87
Unamortized debt issuance costs and discounts prior to payoff	(1)
Amount paid to retire	(22)
Gain on extinguishment of debt, pre-tax	$64

Future principal payments due on long-term debt (in millions) as of December 31, 2009, were as follows:

2010	$250
2011	250
2012	300
2013	200
2014	500
Thereafter	3,768
Total	$5,268

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, ranks highest in priority, followed by junior subordinated debentures and capital securities.

Commercial Paper, Credit Facilities and Letters of Credit (“LOCs”)

Commercial paper, credit facilities and LOC debt programs (in millions) were as follows:

				Debt/Loans
		Maximum Available as of		Outstanding as of
	Expiration	December 31,		December 31,
	Date	2009	2008	2009	2008
Commercial paper	N/A	$1,000	$1,000	$99	$315
Credit facilities:
Credit facility with FHLBI (1)	N/A	411	378	350	250
Five-year revolving credit facility	Feb-11	1,350	1,350	-	-
Five-year revolving credit facility	Mar-11	1,750	1,750	-	-
Ten-year LOC facility	Dec-19	550	-	-	-
Total		$5,061	$4,478	$449	$565

LOCs issued				$2,636	$2,095

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding.  We have pledged securities, included in fixed maturity AFS securities on our Consolidated Balance Sheets, that are associated with this credit facility.

Credit facilities allow for borrowing or issuances of LOCs.  Because commitments associated with LOCs may expire unused, these amounts do not necessarily reflect our future cash funding requirements; however, the issuance of LOCs reduces availability of funds from the credit facilities.  These LOCs support our reinsurance needs and specific treaties associated with our reinsurance business sold to Swiss Re in 2001.  LOCs are used primarily to satisfy the U.S. regulatory requirements of domestic clients who have contracted with the reinsurance subsidiaries not domiciled in the U.S. and for reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level.  In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  As of December 31, 2009, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and trust preferred securities of our affiliated trusts.

Certain Debt Covenants on Capital Securities

Our $1.5 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers (“trigger events”) exists as of the 30th day prior to an interest payment date (“determination date”):

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

14.  Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the SEC, Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws and laws governing the activities of broker-dealers.

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

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005.  The plaintiffs are seeking substantial compensatory and punitive damages.  The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment and conspiracy, in connection with Delaware Investment Advisers’ hiring of a portfolio management team from the plaintiffs.  We and the individual defendants dispute the allegations and are vigorously defending these actions.  The sale of Delaware has no impact on this matter.

Commitments

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

For the year ended December 31, 2009, an unfavorable adjustment of $97 million, after-tax, was reflected in segment income from operations within Other Operations, comprised of increases of $129 million to benefits, $15 million to interest credited and $5 million to underwriting, acquisition, insurance and other expenses, partially offset by a tax benefit of $52 million.  In addition, during 2009 the embedded derivative liability release discussed above increased net income by approximately $31 million.  The combined adjustments reduced net income by approximately $66 million, after-tax.  As a result of the rescission, we reduced our reinsurance recoverables by approximately $900 million related to the reserves for the disability income business and reduced our funds withheld liability by approximately $840 million.

Leases

Certain subsidiaries of ours lease their home office properties through sale-leaseback agreements.  The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each.  The agreements also provide us with the right of first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements.  We also have the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period or the last day of any of the renewal periods.  In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019.  We retain our right and option to exercise the remaining four extended terms of five years each in accordance with the lease agreement.  In 2007, we exercised the right and option to extend the Hartford lease for one extended term such that the lease shall expire in 2013.  During 2007, we moved our corporate headquarters to Radnor, Pennsylvania from Philadelphia and entered into a new 13-year lease for office space.

Total rental expense on operating leases for the years ended December 31, 2009, 2008 and 2007 was $55 million, $62 million and $62 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2009 were as follows:

2010	$44
2011	40
2012	34
2013	28
2014	21
Thereafter	100
Total	$267

Information Technology Commitment

In February 1998, we signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations.  In February 2004, we completed renegotiations and extended the contract through February 2010.  Following the original termination date of this agreement, we have contractual rights to extend this agreement for up to two additional years.  We have executed one of the optional extensions to extend the contract through February 2011.  Annual costs are dependent on usage but are expected to be approximately $9 million.

Football Stadium Naming Rights Commitment

In 2002, we entered into an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field.  In exchange for the naming rights, we agreed to pay $140 million over a 20-year period through annual payments to the Eagles, which average approximately $7 million per year.  The total amount includes a maximum annual increase related to the Consumer Price Index.  This future commitment has not been recorded as a liability on our Consolidated Balance Sheets as it is being accounted for in a manner consistent with the accounting for operating leases under the Leases Topic of the FASB ASC.

Media Commitments

Lincoln Financial Media has future commitments of approximately $30 million through 2013 related primarily to employment contracts and rating service contracts.

Vulnerability from Concentrations

As of December 31, 2009, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Retirement Solutions – Annuities segment is significant to this segment.  The ALVA product accounted for 28%, 37% and 46% of Retirement Solutions – Annuities’ variable annuity product deposits in 2009, 2008 and 2007, respectively, and represented approximately 61%, 62% and 66% of our total Retirement Solutions – Annuities’ variable annuity product account values as of December 31, 2009, 2008 and 2007, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Retirement Solutions – Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Retirement Solutions – Annuities segment, AFIS funds accounted for 33%, 44% and 55% of variable annuity product deposits in 2009, 2008 and 2007, respectively, and represented 69%, 70% and 75% of the segment’s total variable annuity product account values as of December 31, 2009, 2008 and 2007, respectively.

Standby Real Estate Equity Commitments

Historically, we have entered into standby commitments, which obligated us to purchase real estate at a specified cost if a third-party sale does not occur within approximately one year after construction is completed.  These commitments were used by a developer to obtain a construction loan from an outside lender on favorable terms.  In return for issuing the commitment, we received an annual fee and a percentage of the profit when the property is sold.  Our long-term expectation is that we will be obligated to fund a small portion of these commitments that remain outstanding.  However, due to the current economic environment, we may experience increased funding obligations.

As of December 31, 2009 and 2008, we had standby real estate equity commitments totaling $220 million and $267 million, respectively.  During 2009, we funded commitments of $46 million and the fair value of the associated real estate of $32 million is included on our Consolidated Balance Sheets, which resulted in the recognition of $14 million in realized losses.  In addition, we recorded an estimated loss of $69 million in 2009 on projects due to our belief that our requirement to fund the projects in accordance with the standby equity commitment is probable.  During the year ended December 31, 2009, we recorded $83 million to realized loss on our Consolidated Statement of Income (Loss).

During 2009, we suspended entering into new standby real estate commitments.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments net of estimated future premium tax deductions of $14 million and $11 million as of December 31, 2009 and 2008, respectively.

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of zero and $1 million as of December 31, 2009 and 2008, respectively, whose contractual amounts represent credit exposure.  Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates.  These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase.  In case of default by borrowers, we have recourse to the underlying real estate.  It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us.  These guarantees expired in 2009.  Our assessment of the off-balance-sheet risk was based upon the borrower’s credit rating of Baa1.

Tax Matters
Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate.  In this regard, on August 16, 2007, the IRS issued a revenue ruling that purports, among other things, to modify the calculation of the separate account dividends-received deduction received by life insurance companies.  Subsequently, the IRS issued another revenue ruling that suspended the August 16, 2007, ruling and announced a new regulation project on the issue.  See Note 7 for the impact of the separate account dividends-received deduction on our effective tax rate.

15.  Shares and Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Series A Preferred Stock
Balance as of beginning-of-year	11,565	11,960	12,706
Conversion into common stock	(68)	(395)	(746)
Balance as of end-of-year	11,497	11,565	11,960

Series B Preferred Stock
Balance as of beginning-of-year	-	-	-
Stock issued	950,000	-	-
Balance as of end-of-year	950,000	-	-

Common Stock
Balance as of beginning-of-year	255,869,859	264,233,303	275,752,668
Stock issued	46,000,000	-	-
Conversion of Series A preferred stock	1,088	6,320	11,936
Stock compensation/issued for benefit plans	436,100	945,048	3,849,497
Retirement/cancellation of shares	(83,766)	(9,314,812)	(15,380,798)
Balance as of end-of-year	302,223,281	255,869,859	264,233,303

Common stock as of end-of-year:
Assuming conversion of preferred stock	302,407,233	256,054,899	264,424,663
Diluted basis	311,846,021	257,690,111	266,186,641

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

In general, the Treasury Department will not vote the Series B preferred stock.  However, with respect to the Series B preferred stock, the Treasury Department will have class voting rights on the issuance of share ranking senior to the Series B preferred stock, amendments to the rights of the Series B preferred stock or any merger, exchange or similar transaction which would adversely affect the rights of the Series B preferred stock.  However, if dividends on the Series B preferred stock are not paid in full for six dividend periods, whether or not consecutive, the Series B will have the right to elect two directors.

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

The individual fair values were used to record the Series B preferred stock and associated warrant on a relative fair value basis of $794 million and $156 million, respectively.  The warrant was recorded to common stock.  The Series B preferred stock amount was recorded at the liquidation value of $1,000 per share or $950 million, net of discount of $156 million.  The discount is being amortized over a five-year period from the date of issuance, using the effective yield method and is recorded as a direct reduction to retained earnings and deducted from income (loss) available to common stockholders in the calculation of EPS.  The accretion of discount totaled $12 million for the year ended December 31, 2009.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Weighted-average shares, as used in basic calculation	280,031,363	257,498,535	270,298,843
Shares to cover exercise of CPP warrant	6,209,013	-	-
Shares to cover conversion of preferred stock	184,687	186,578	197,140
Shares to cover non-vested stock	550,700	309,648	566,419
Average stock options outstanding during the year	401,369	6,479,521	12,826,598
Assumed acquisition of shares with assumed
proceeds from exercising CPP warrant	(2,945,429)	-	-
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(275,543)	(6,351,278)	(11,101,999)
Shares repurchaseable from measured but
unrecognized stock option expense	(85,511)	(43,148)	(203,730)
Average deferred compensation shares (1)	1,564,954	1,310,954	1,322,231
Weighted-average shares, as used in diluted calculation (2)	285,635,603	259,390,810	273,905,502

(1)
Participants in our deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock.  The obligation to satisfy these deferred compensation plan liabilities is dilutive.

(2)
As a result of a loss from continuing operations for the year ended December 31, 2009, shares used in the EPS calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount along with our minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million, less than $1 million and $2 million for 2009, 2008 and 2007, respectively.  These amounts are presented on our Consolidated Statements of Income (Loss).

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2009	2008	2007
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$(2,654)	$86	$493
Cumulative effect of the adoption of new accounting standards	(84)	-	-
Unrealized holding gains (losses) arising during the year	6,204	(7,835)	(899)
Change in DAC, VOBA, DSI and other contract holder funds	(2,371)	2,602	172
Income tax benefit (expense)	(1,382)	1,820	255
Change in foreign currency exchange rate adjustment	26	(66)	(22)
Less:
Reclassification adjustment for losses included in net income	(569)	(1,221)	(163)
Reclassification adjustment for losses on derivatives included in net income	(45)	(112)	-
Associated amortization of DAC, VOBA, DSI and DFEL	161	256	29
Income tax benefit	143	338	47
Balance as of end-of-year	$49	$(2,654)	$86
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$-	$-	$-
(Increases) attributable to:
Cumulative effect of the adoption of new accounting standards	(18)	-	-
Portion of OTTI recognized in OCI during the year	(357)	-	-
Change in DAC, VOBA, DSI and DFEL	82	-	-
Income tax benefit	96	-	-
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	154	-	-
Change in DAC, VOBA, DSI and DFEL	(29)	-	-
Income tax expense	(43)	-	-
Balance as of end-of-year	$(115)	$-	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$127	$53	$39
Unrealized holding gains (losses) arising during the year	(131)	(1)	29
Change in DAC, VOBA, DSI and DFEL	22	(36)	(6)
Income tax benefit	2	37	15
Change in foreign currency exchange rate adjustment	(31)	1	(30)
Less:
Reclassification adjustment for losses included in net income	(34)	(112)	(11)
Associated amortization of DAC, VOBA, DSI and DFEL	-	-	1
Income tax benefit	12	39	4
Balance as of end-of-year	$11	$127	$53
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$6	$175	$165
Foreign currency translation adjustment arising during the year	(2)	(263)	15
Income tax benefit (expense)	(1)	94	(5)
Balance as of end-of-year	$3	$6	$175
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(282)	$(89)	$(84)
Adjustment arising during the year	111	(316)	(8)
Income tax benefit (expense)	(39)	123	3
Balance as of end-of-year	$(210)	$(282)	$(89)

16.  Realized Loss

Details underlying realized loss (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Total realized loss on investments and certain
derivative instruments, excluding trading securities (1)	$(572)	$(1,040)	$(127)
Gain on certain reinsurance derivative/trading securities (2)	70	3	2
Indexed annuity net derivative results (3):
Gross gain (loss)	8	13	(17)
Associated amortization benefit (expense) of DAC, VOBA, DSI and DFEL	(4)	(6)	9
Guaranteed living benefits (4):
Gross gain (loss)	(483)	793	(70)
Associated amortization benefit (expense) of DAC, VOBA, DSI and DFEL	35	(356)	28
Guaranteed death benefits (5):
Gross gain (loss)	(227)	75	(2)
Associated amortization benefit (expense) of DAC, VOBA, DSI and DFEL	26	(17)	2
Gain on sale of subsidiaries/businesses	1	-	-
Total realized loss	$(1,146)	$(535)	$(175)

(1)	See “Realized Loss Related to Investments” section in Note 5.
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

(3)
Represents the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products along with changes in the fair value of embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products.  The year ended December 31, 2008, included a $10 million gain from the initial impact of adopting the Fair Value Measurements and Disclosures Topic of the FASB ASC.

(4)
Represents the net difference in the change in embedded derivative reserves of our GLB products and the change in the fair value of the derivative instruments we own to hedge, including the cost of purchasing the hedging instruments.  The year ended December 31, 2008, included a $34 million loss from the initial impact of adopting the Fair Value Measurements and Disclosures Topic of the FASB ASC.

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

17.  Underwriting, Acquisition, Insurance, Restructuring and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Commissions	$1,753	$1,923	$2,152
General and administrative expenses	1,364	1,358	1,318
DAC and VOBA deferrals and interest, net of amortization	(598)	(464)	(1,041)
Other intangibles amortization	4	4	5
Media expenses	53	60	56
Taxes, licenses and fees	167	197	202
Merger-related expenses	17	52	104
Restructuring charges for expense initiatives	34	8	(1)
Total	$2,794	$3,138	$2,795

All merger-related and restructuring charges are included in underwriting, acquisition, insurance and other expenses within primarily Other Operations on our Consolidated Statements of Income (Loss) in the year incurred.

2008 Restructuring Plan

Starting in December 2008, we implemented a restructuring plan in response to the economic downturn and sustained market volatility, which focused on reducing expenses.  Our cumulative pre-tax charges amounted to $42 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

2006 Restructuring Plan

Upon completion of the merger with Jefferson-Pilot, we implemented a restructuring plan relating to the integration of our legacy operations with those of Jefferson-Pilot.  The purpose of the realignment was to enhance productivity, efficiency and scalability while positioning us for future growth.

Details underlying reserves for restructuring charges (in millions) were as follows:

Total
Restructuring reserve as of December 31, 2008	$1
Amounts expended in 2009	(1)
Restructuring reserve as of December 31, 2009	$-
Additional amounts expended in 2009 that do not qualify
as restructuring charges	$16
Total expected costs	225

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

18.  Pension, Postretirement Health Care and Life Insurance Benefit Plans

We maintain U.S. qualified funded defined benefit pension plans in which many of our U.S. employees and agents are participants.  We also maintain non-qualified, unfunded defined benefit pension plans for certain U.S. employees and agents, certain former employees of Jefferson-Pilot and certain employees from CIGNA Corporation.  In addition, for certain former employees we have supplemental retirement plans that provide defined benefit pension benefits in excess of limits imposed by federal tax law.  All of our U.S. defined benefit pension plans were “frozen” as of December 31, 2007, or earlier.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.  Our non-U.S. defined benefit pension plan was frozen as of September 30, 2009 as a result of the sale of Lincoln National UK.

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

We also sponsor a voluntary employees’ beneficiary association (“VEBA”) trust that provides postretirement medical, dental and life insurance benefits to retired full-time U.S. employees and agents who, depending on the plan, have worked for us for 10 years and attained age 55 (age 60 for agents).  VEBAs are a special type of tax-exempt trust used to provide employee benefits that are subject to preferential tax treatment under the Internal Revenue Code.  Medical and dental benefits are available to spouses and other eligible dependents of retired employees and agents.  Retirees may be required to contribute toward the cost of these benefits.  Eligibility and the amount of required contribution for these benefits varies based upon a variety of factors including years of service and year of retirement.  Effective January 1, 2008, the postretirement plan providing benefits to former employees of Jefferson-Pilot was amended such that only employees who had attained age 55 with a minimum of 10 years of service by December 31, 2007, and who later retire on or after age 60 with 15 years of service will be eligible to receive life insurance benefits when they retire.

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our defined benefit plan asset activity and defined benefit plan obligations was as follows:

	As of and for the Years Ended December 31,
	2009	2008	2009	2008	2009	2008
	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value as of beginning-of-year	$730	$1,012	$232	$338	$32	$30
Actual return on plan assets	176	(216)	19	(10)	2	2
Company and participant contributions	11	14	44	2	16	15
Benefits paid	(75)	(80)	(13)	(13)	(18)	(17)
Medicare Part D subsidy	-	-	-	-	2	2
Foreign exchange translation	-	-	25	(85)	-	-
Fair value as of end-of-year	842	730	307	232	34	32

Change in Benefit Obligation
Balance as of beginning-of-year	1,054	1,030	238	353	141	127
Service cost	3	-	1	2	3	3
Interest cost	62	62	16	19	8	8
Plan participants' contributions	-	-	-	-	5	5
Amendments	-	17	-	-	-	-
Curtailments	-	-	(3)	-	-	-
Actuarial (gains) losses	6	25	21	(35)	10	9
Benefits paid	(75)	(80)	(12)	(13)	(18)	(17)
Medicare Part D subsidy	-	-	-	-	2	2
Cumulative effect of adoption
of new accounting guidance	-	-	-	-	-	4
Foreign exchange translation	-	-	28	(88)	-	-
Balance as of end-of-year	1,050	1,054	289	238	151	141
Funded status of the plans	$(208)	$(324)	$18	$(6)	$(117)	$(109)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$12	$5	$18	$-	$-	$-
Other liabilities	(220)	(329)	-	(6)	(117)	(109)
Net amount recognized	$(208)	$(324)	$18	$(6)	$(117)	$(109)

Amounts Recognized in
Accumulated OCI, Net of Tax
Net (gain) loss	$164	$256	$48	$35	$2	$(5)
Prior service credit	-	-	-	-	(4)	(4)
Net amount recognized	$164	$256	$48	$35	$(2)	$(9)

Rate of Increase in Compensation
Salary continuation plan	4.00%	N/A	N/A	0.00%	N/A	N/A
All other plans	N/A	N/A	N/A	3.80%	4.00%	4.00%

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	6.00%	6.00%	5.80%	6.30%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	5.80%	6.20%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	6.00%	6.00%	5.50%	6.00%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	5.50%	6.40%	6.50%	6.50%

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.

The discount rate was determined based on a corporate yield curve as of December 31, 2009, and projected benefit obligation cash flows for the U.S. pension plans.  We reevaluate this assumption each plan year.  For 2010, our discount rate for the U.S. pension plans will be 6%.

The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plan’s target plan allocation.  We reevaluate this assumption each plan year.  For 2010, our expected return on plan assets is 8.00% for the U.S. plans and 5.80% for the non-U.S. plans.  The approximate expected return on plan assets by asset class for the pension plans is as follows:

U.S. Plans
Fixed maturity securities	4.75%
Common stock:
Domestic large cap equity	11.23%
International equity	11.43%
Cash and invested assets	0.00%

Non-U.S. Plans
Fixed maturity securities	5.00%
Equity securities	7.50%
Cash and invested assets	0.00%

The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was as follows:

	As of December 31,
	2009	2008	2007
Health care cost trend rate	N/A	N/A	12%
Pre-65 health care cost trend rate	10%	10%	N/A
Post-65 health care cost trend rate	13%	12%	N/A
Ultimate trend rate	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2019	2018

In order to improve the measurement of the heath care trend rate with industry trends and practice, we separated our trend rate to assess the pre-65 and post-65 populations separately for the year ended December 31, 2009 and 2008.  We expect the health care cost trend rate for 2010 to be 9.5% for pre-65 and 9.5% for the post-65 population.  The health care cost trend rate assumption is a key percentage that affects the amounts reported.  A one-percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $1 million and total service and interest cost components by less than $1 million.  A one-percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $2 million and total service and interest cost components by less than $1 million.

Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2009	2008
U.S. Plan
Accumulated benefit obligation	$1,028	$1,030
Projected benefit obligation	1,028	1,030
Fair value of plan assets	808	700

Non-U.S. Plan
Accumulated benefit obligation	$289	$236
Projected benefit obligation	289	238
Fair value of plan assets	307	232

Components of Net Periodic Benefit Cost

The components of net defined benefit pension plan and postretirement benefit plan expense (in millions) were as follows:

	For the Years Ended December 31,
	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
U.S. Plans
Service cost (1)	$3	$-	$33	$3	$3	$3
Interest cost	62	62	59	8	8	8
Expected return on plan assets	(56)	(77)	(79)	(2)	(2)	(2)
Amortization of prior service cost	-	-	-	(1)	(1)	-
Recognized net actuarial loss (gain)	28	4	1	(2)	3	(2)
Recognized actuarial gain due
to curtailments	-	-	(7)	-	-	-
Recognized actuarial gain due
to settlements	-	-	(13)	-	-	-
Net periodic benefit expense
(recovery)	$37	$(11)	$(6)	$6	$11	$7

Non-U.S. Plans
Service cost	$1	$2	$2
Interest cost	16	19	18
Expected return on plan assets	(15)	(19)	(20)
Recognized actuarial loss due
to curtailments	-	-	-
Amortization of prior service cost	1	-	-
Recognized net actuarial loss	1	3	4
Net periodic benefit expense	$4	$5	$4

(1)	Amounts for our pension plans in 2009 and 2008 represent general and administrative expenses.

We expect our 2010 U.S pension plans’ expense to be approximately $14 million.  In addition, we retained the Lincoln UK pension plan after the sale of this business, and we expect our related pension expense for 2010 to be approximately $1 million when assuming an average exchange rate of 1.75 pounds sterling to U.S. dollars, which will be reflected within Other Operations.

For 2010, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial loss or gain is expected to be approximately $15 million loss for our pension benefit plan and less than $1 million gain for our postretirement benefit plan.

Plan Assets

Our pension plan asset target allocations by asset category for the years ended December 31, 2009 and 2008, based on estimated fair values were as follows:

Target
Allocation
U.S. Plans
Fixed maturity securities	50%
Common stock:
Domestic large cap equity	35%
International equity	15%
Cash and invested assets	0%

Non-U.S. Plans
Fixed maturity securities	70%
Equity securities	30%
Cash and invested assets	0%

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

Fair Value of Plan Assets

See “Fair Value Hierarchy” in Note 1 for discussion of how we categorize our pension plan assets, into a three-level fair value hierarchy.

The following summarizes our fair value measurements of pension plan assets (in millions) on a recurring basis by the three-level fair value hierarchy:

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
U.S. Pension Plans Asset Class
Fixed maturity securities:
Corporate bonds	$-	$334	$1	$335
U.S. Government bonds	-	32	-	32
Foreign government bonds	-	12	1	13
MBS:
CMOs	-	6	-	6
CMBS	-	11	-	11
ABS	-	3	1	4
State and municipal bonds	-	7	-	7
Common stock	126	295	-	421
Cash and invested assets	-	13	-	13
Total	$126	$713	$3	$842

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Non-U.S. Pension Plan Asset Class
Fixed maturity securities:
Corporate bonds	$-	$101	$-	$101
Foreign government bonds	-	123	-	123
Equity securities	-	83	-	83
Total	$-	$307	$-	$307

The following summarizes changes to our U.S. pension plan assets (in millions) classified within Level 3 of the fair value hierarchy as reported above:

	For the Year Ended December 31, 2009
					Transfers
		Return on Assets			In or
		Held	Sold	Purchases,	Out
	Beginning	at	During	Sales and	of	Ending
	Fair	Year	the	Settlements,	Level 3,	Fair
	Value	End	Year	Net	Net	Value
Fixed maturity securities:
Corporate bonds	$8	$-	$-	$(2)	$(5)	$1
Foreign government bonds	-	-	-	1	-	1
MBS:
CMOs	1	-	-	(1)	-	-
CMBS	2	-	-	-	(2)	-
ABS	1	-	-	-	-	1
Total	$12	$-	$-	$(2)	$(7)	$3

Valuation Methodologies and Associated Inputs for Pension Plan Assets

The fair value measurements of our plan assets are based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the security, and the valuation methodology is consistently applied to measure the security’s fair value.  The fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices.  Both observable and unobservable inputs are used in the valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, procedures are employed, where possible, that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

Prices received from third parties are not adjusted; however, the third-party pricing services’ valuation methodologies and related inputs are evaluated and additional evaluation is performed to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to the valuation methodologies are based on general standard inputs.  The standard inputs used in order of priority are benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all securities on any given day.

Cash and invested cash is carried at cost, which approximates fair value.  This category includes highly liquid debt instruments purchased with a maturity of three months or less.  Due to the nature of these assets, we believe these assets should be classified as Level 2.

Plan Cash Flows

It is our practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended.  In accordance with such practice, no contributions were made nor required for the years ended December 31, 2009 or 2008.  No contributions are required nor expected to be made in 2010.

We expect the following benefit payments (in millions):

	Pension Plans			U.S. Other Postretirement Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	Non-U.S.			Not
	Defined	Defined	Defined	Reflecting		Reflecting
	Benefit	Benefit	Benefit	Medicare	Medicare	Medicare
	Pension	Pension	Pension	Part D	Part D	Part D
	Plans	Plans	Plans	Subsidy	Subsidy	Subsidy
2010	$64	$10	$12	$10	$(2)	$12
2011	65	10	13	10	(2)	12
2012	66	10	13	10	(2)	12
2013	68	10	14	11	(2)	13
2014	68	10	15	11	(2)	13
Following Five Years Thereafter	340	48	88	54	(14)	68

19.  Defined Contribution and Deferred Compensation Plans

Defined Contribution Plans

We sponsor contributory defined contribution plans for eligible employees and agents, which includes money purchase plans (“MPP”).  We make contributions and matching contributions to each of the active plans in accordance with the plan document and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.

The expenses (in millions) for our 401(k) plans and MPP were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Employee 401(k) plan	$60	$61	$20
Agent 401(k) plan	2	3	5
Agent MPP plan	1	1	1
Total expenses for the 401(k) plans and MPP	$63	$65	$26

Deferred Compensation Plans

We sponsor six separate non-qualified unfunded, deferred compensation plans for various groups:  employees; agents; non-employee directors; and certain agents.

The terms of the plans provide that plan participants who select our stock as the measure for their investment return will receive shares of our stock in settlement of this portion of their accounts at the time of distribution.  In addition, participants are precluded from diversifying any portion of their deferred compensation plan account that has been credited to the stock unit fund.  Consequently, changes in value of our stock do not affect the expenses associated with this portion of the deferred compensation plan.

The investment earnings expenses for certain investment options within the respective plans are hedged by total return swaps.  Participant's account values increase or decrease due to investment earnings driven by market fluctuation.  Our expenses increase or decrease in direct proportion to the market's change for the participants’ investment options.  The total return swaps allow us to minimize the investment earnings expenses.  Presented below for the respective plans we have netted the investment earnings due to market fluctuation with the results of the total return swaps.  For further discussion on our total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2009	2008
Total liabilities	$332	$336
Investment held to fund liabilities	118	100

The Deferred Compensation Plan for Employees

Eligible participants in this plan may elect to defer payment of a portion of their compensation as defined by the plan.  Plan participants may select from a menu of “phantom” investment options (identical to those offered under our qualified savings plans) used as investment measures for calculating the investment return notionally credited to their deferrals.  Under the terms of the plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant.  We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code.  The amount of our contribution is calculated in accordance with the plan document, which is similar to our 401(k) plans.  Expenses (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Employer matching contributions	$4	$5	$1
Increase (decrease) in measurement of liabilites, net of total
return swap	(5)	21	5
Total plan expenses	$(1)	$26	$6

Deferred Compensation Plan for Agents

We sponsor three deferred compensation plans for certain eligible agents.  Eligible participants in this plan may elect to defer payment of a portion of their compensation as defined by the plan.  The plan’s participants may select from a menu of “phantom” investment options (identical to those offered under our qualified savings plans) used as investment measures for calculating the investment return notionally credited to their deferrals.  Under the terms of this plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant.  We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code.  The amount of our contribution is calculated in accordance with the plan document, which is similar to our 401(k) plans.  Expenses (in millions) for these plans were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Employer matching contributions	$1	$2	$4
Increase in measurement of liabilites, net of total return swap	3	-	6
Total expenses for agents	$4	$2	$10

Deferred Compensation Plan for Non-Employee Directors

The plan allows for non-employee directors to defer a portion of their annual retainers and, in addition, we credit deferred stock units annually.  The menu of “phantom” investment options is identical to those offered in the employees’ plan.  Expenses (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Total expenses for non-employee directors	$1	$-	$1

Deferred Compensation Plan for Former Jefferson-Pilot Agents

Eligible former agents of Jefferson-Pilot may participate in this deferred compensation plan. Eligible agents are allowed to defer commissions and bonuses and specify where these deferral commissions will be invested in selected mutual funds.  Agents participate in the plan with the understanding that the return on these funds cannot be received until a specified age or in the event of a significant lifestyle change.  The funded amount is rebalanced to match the funds that have been elected under the agent compensation plan.  The plan obligation increases with contributions, deferrals and investment income, and decreases with withdrawals and investment losses.  The plan’s assets increase with investment gains and decrease with investment losses and payouts of death benefits.  Expenses (income) for this plan were $1 million, ($2) million and $1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Our 401(k) and deferred compensation plans or portions there of that were part of the Delaware sale are not reflected within the amounts reported above.  See Note 3 for additional information regarding the sale of Delaware.

20.  Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, SARS, restricted stock awards, performance shares (“shares”) (performance-vested shares as opposed to time-vested shares) and deferred stock units (“restricted stock units”).  We have a policy of issuing new shares to satisfy option exercises.

Total compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Stock options	$6	$10	$18
Shares	(2)	(3)	8
SARs	-	4	5
Restricted stock	9	9	8
Total	$13	$20	$39

Recognized tax benefit	$5	$7	$14

Total unrecognized compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$6	1.7	$6	1.7	$11	1.7
Shares	-	1.0	3	1.9	6	1.7
SARs	2	4.1	1	3.9	4	3.3
Restricted stock	13	2.2	16	1.4	24	1.6
Total unrecognized stock-based
incentive compensation expense	$21		$26		$45

In the second quarter of 2009, a performance period from 2009-2011 was approved for our executive officers by the Compensation Committee. The award for executive officers participating in this performance period consists of LNC restricted stock units representing approximately 27%, LNC stock options representing approximately 40% and performance cash awards representing approximately 33% of the total award. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition.  Under the 2009-2011 plan, a total of 609,175 LNC stock options and 902,269 LNC restricted stock units were granted.  In addition, as required under TARP CPP, we have complied with enhanced compensation restrictions for certain executives and employees.

In the first quarter of 2008, a performance period from 2008-2010 was approved for our executive officers by the Compensation Committee.  Executive officers participating in the 2008-2010 performance period received one-half of their award in LNC stock options with 10-year terms, with the remainder of the award in a combination of performance shares and cash.  LNC stock options granted for this performance period vest ratably over the three-year period.  All awards granted during this period vest solely based on meeting service conditions.  Depending on performance results for this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award.  Under the 2008 long-term incentive compensation program, a total of 1,564,800 LNC stock options were granted and 218,308 LNC performance shares were awarded.

In the first quarter of 2007, a performance period from 2007-2009 was approved for our executive officers by the Compensation Committee.  Executive officers participating in the 2007-2009 performance period received one-half of their award in LNC stock options with 10-year terms, with the remainder of the award in a combination of performance shares and cash.  LNC stock options granted for this performance period vest ratably over the three-year period.  All options granted during this period vest solely based on meeting service conditions.  Depending on performance results for this period, the ultimate payout of performance shares and cash could range from zero to 200% of the target award.  Under the 2007 long-term incentive compensation program, a total of 942,932 LNC stock options were granted and 126,879 LNC performance shares were awarded.

For the three-year performance period 2007-2009, the performance measures and goals used to determine the ultimate number of performance shares granted (and cash paid) were established at the beginning of the performance period.  Depending on the performance results, the actual number of shares granted and cash paid could have ranged from zero to 200% of the target award.  Performance share awards were granted at target at the beginning of the cycle, but vested based on performance.  Performance over target resulted in the grant of shares of LNC common stock.  Actual performance under target resulted in the forfeiture (not vesting) of target options.

The option price assumptions used for our stock option incentive plans were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Dividend yield	1.8%	3.2%	2.2%
Expected volatility	78.7%	19.0%	17.6%
Risk-free interest rate	1.5%-3.2%	2.0%-3.2%	3.9%-5.1%
Expected life (in years)	5.8	5.8	5.1
Weighted-average fair value per option granted (1)	$9.47	$7.54	$12.28

(1)	Determined using a Black-Scholes options valuation methodology.

Expected volatility is measured based on the historical volatility of the LNC stock price for the award’s expected life.  The expected term of the options granted represents the weighted-average period of time from the grant date to the exercise date, weighted for the number of shares exercised for an option grant relative to the number of options exercised over the previous three-year period.

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2008	2,462,980	$51.30
Granted - original	131,426	16.14
Exercised (includes shares tendered)	(1,165)	16.24
Forfeited or expired	(312,376)	51.98
Outstanding as of December 31, 2009	2,280,865	$49.83	5.44	$1
Vested or expected to vest as of December 31, 2009 (1)	2,166,822	$49.83	5.44	$1
Exercisable as of December 31, 2009	1,312,556	$49.69	4.10	$-

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $1 million, $6 million and $1 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was zero, $1 million and $13 million, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2008	11,752,942	$48.79
Granted - original	563,422	15.64
Exercised (includes shares tendered)	(86)	16.24
Forfeited or expired	(3,690,807)	34.64
Outstanding as of December 31, 2009	8,625,471	$46.81	3.58	$5
Vested or expected to vest as of December 31, 2009 (1)	8,505,945	$46.81	3.58	$4
Exercisable as of December 31, 2009	8,027,840	$48.56	3.17	$-

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $8 million, $6 million and $17 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was zero, $41 million and $78 million, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2008	338,527	$56.21
Granted	48,840	11.31
Vested (1)	(23,497)	56.23
Forfeited	(37,375)	52.00
Nonvested as of December 31, 2009	326,495	$47.18

(1)	Shares vested as of December 31, 2008, but were not issued until the second quarter of 2009.

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock.  We have hedged a portion of this volatility by purchasing call options on LNC stock.  Call options hedging vested SARs are also marked-to-market through net income.  The mark-to-market gains (losses) recognized through net income on the call options on LNC stock for the years ended December 31, 2009, 2008 and 2007 were zero, $(8) million and $(3)  million, respectively.  The SARs liability as of December 31, 2009 and 2008 was $1 million and zero, respectively.

The option price assumptions used for our SARs plan were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Dividend yield	0.2%	1.2%	2.3%
Expected volatility	106.0%	37.0%	23.2%
Risk-free interest rate	2.4%	3.3%	5.0%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$12.47	$15.26	$16.59

Expected volatility is measured based on the historical volatility of the LNC stock price.  The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2008	745,800	$54.26
Granted - original	117,450	16.24
Exercised (includes shares tendered)	-	-
Forfeited or expired	(96,681)	49.47
Outstanding as of December 31, 2009	766,569	$49.13	2.28	$1
Vested or expected to vest at December 31, 2009 (1)	750,468	$49.51	2.24	$1
Exercisable as of December 31, 2009	504,807	$53.54	1.66	$-

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2009, 2008 and 2007 was zero, $1 million and $7 million, respectively.

Restricted Stock Units

We award restricted stock units under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our restricted stock was as follows:

		Weighted-
		Average
		Grant-Date
		Fair Market
	Shares	Value
Outstanding as of December 31, 2008	196,599	$42.54
Granted	902,269	17.80
Vested	(24,968)	29.98
Forfeited	(47,976)	25.18
Outstanding as of December 31, 2009	1,025,924	$20.78

Nonvested Stock

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (nonvested stock) under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our restricted stock was as follows:

		Weighted-
		Average
		Grant-Date
		Fair Market
	Shares	Value
Nonvested as of December 31, 2008	428,872	$63.94
Granted	-	-
Vested	(184,316)	58.99
Forfeited	(38,913)	65.77
Nonvested as of December 31, 2009	205,643	$68.15

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

Statutory capital and surplus; net gain from operations, after-tax;  net income (loss) and dividends to LNC Parent Company amounts (in millions) below consists of all or a combination of the following entities: LNL, First Penn-Pacific Life Insurance Company, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of South Carolina II, The Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Financial Group South Carolina Reinsurance Company, and Lincoln Reinsurance Company of Vermont I.

	As of December 31,
	2009	2008
U.S. capital and surplus	$6,524	$4,925

	For the Years Ended December 31,
	2009	2008	2007
U.S. net gain from operations, after-tax	$913	$561	$751
U.S. net income (loss)	(4)	(234)	1,030
U.S. dividends to LNC Parent Company	455	450	1,211

The increase in statutory net income for the year ended December 31, 2009, from that of 2008 was primarily due to the improved market conditions in 2009.  The new statutory reserving standard (commonly called “VACARVM”) that was developed by the NAIC replaced current statutory reserve practices for variable annuities with guaranteed benefits, such as GWBs, and was effective December 31, 2009.  The actual effect of adoption was relatively neutral to RBC ratios and future dividend capacity of our insurance subsidiaries with a slight decrease in statutory reserves offset by a higher capital requirement.  We utilize captive reinsurance structures, as well as third-party reinsurance arrangements, to lessen the negative impact on statutory capital and dividend capacity in our life insurance subsidiaries.

The decline in statutory net income in 2008 from that of 2007 was primarily due to a significant increase in realized losses on investments combined with reserve strain due to deteriorating market conditions throughout 2008.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York and the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana.  The insurance subsidiaries also have several accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.  Specifically, these are accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2009; the use of a more conservative valuation interest rate on certain annuities as of December 31, 2009 and 2008; the use of less conservative mortality tables on certain life insurance products as of December 31, 2008; and a less conservative standard in determining the admitted amount of deferred tax assets as of December 31, 2008.

The effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2009	2008
Calculation of reserves using the Indiana universal life method	$328	$289
Calculation of reserves using continuous CARVM	(6)	(10)
Conservative valuation rate on certain variable annuities	(11)	(12)
Less conservative mortality tables on certain life insurance products	-	16
Less conservative standard in determining the amount of deferred tax assets	-	312
Lesser of LOC and XXX additional reserve as surplus	412	-

Our domestic insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and the payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, LNL and First Penn-Pacific Life Insurance Company, may pay dividends to LNC within the statutory limitations without prior approval of the Indiana Insurance Commissioner (the “Commissioner”).  The current statutory limitation is the greater of 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous twelve months.  If a proposed dividend, along with all other dividends paid within the preceding twelve consecutive months exceeds the statutory limitation, the insurance subsidiary must receive prior approval of the Commissioner to pay such dividend.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNC is also the holder of surplus notes issued by LNL.  The payment of principal and interest on the surplus notes to LNC must be approved by the Commissioner as well.  Generally, these restrictions pose no short-term liquidity concerns for the holding company.  LLANY, a wholly-owned subsidiary of LNL, is subject to similar, but not identical, regulatory restrictions as our Indiana-domiciled subsidiaries with regard to the transfer of funds and the payment of dividends.  The NAIC allows our U.S. insurance subsidiaries to include certain deferred tax assets in our statutory capital and surplus, but we are not able to consider the benefit from this when calculating available dividends.  We expect our life insurance subsidiaries could pay dividends of approximately $730 million in 2010 without prior approval from the respective insurance commissioners.

22.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity	$60,818	$60,818	$48,141	$48,141
Equity	278	278	254	254
Trading securities	2,505	2,505	2,333	2,333
Mortgage loans on real estate	7,178	7,316	7,715	7,424
Derivative instruments	1,010	1,010	3,397	3,397
Other investments	1,057	1,057	1,624	1,624
Cash and invested cash	4,025	4,025	5,588	5,588
Reinsurance related embedded derivatives	-	-	31	31
Liabilities
Future contract benefits:
Indexed annuity contracts	(419)	(419)	(252)	(252)
GLB embedded derivative reserves	(637)	(637)	(2,904)	(2,904)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(940)	(940)	(782)	(782)
Account value of certain investment contracts	(24,114)	(24,323)	(21,974)	(22,372)
Short-term debt (1)	(350)	(349)	(815)	(775)
Long-term debt	(5,050)	(4,759)	(4,731)	(2,909)
Reinsurance related embedded derivatives	(31)	(31)	-	-
Off-Balance-Sheet
Guarantees	-	-	-	(1)

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2009 and 2008, related to current maturities of long-term debt.

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

Other Investments

The carrying value of our assets classified as other investments on our Consolidated Balance Sheets approximates their fair value.  Other investments include LPs and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Other contract holder funds on our Consolidated Balance Sheets include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2009, and December 31, 2008, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2009, or December 31, 2008, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$57	$43,234	$2,088	$45,379
U.S. Government bonds	158	34	3	195
Foreign government bonds	-	413	92	505
MBS:
CMOs	-	5,871	35	5,906
MPTS	-	2,965	101	3,066
CMBS	-	1,872	259	2,131
ABS:
CDOs	-	5	153	158
CLNs	-	-	322	322
State and municipal bonds	-	1,968	-	1,968
Hybrid and redeemable preferred stocks	15	1,035	138	1,188
Equity AFS securities:
Banking securities	23	124	-	147
Insurance securities	3	-	43	46
Other financial services securities	-	6	22	28
Other securities	34	-	23	57
Trading securities	3	2,411	91	2,505
Derivative investments	-	(358)	1,368	1,010
Cash and invested cash	-	4,025	-	4,025
Separate account assets	-	73,500	-	73,500
Total assets	$293	$137,105	$4,738	$142,136

Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(419)	$(419)
GLB embedded derivative reserves	-	-	(637)	(637)
Reinsurance related embedded derivatives	-	(31)	-	(31)
Total liabilities	$-	$(31)	$(1,056)	$(1,087)

	As of December 31, 2008
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$56	$33,535	$2,357	$35,948
U.S. Government bonds	210	33	3	246
Foreign government bonds	-	460	60	520
MBS:
CMOs	-	6,151	161	6,312
MPTS	-	1,881	18	1,899
CMBS	-	1,675	244	1,919
ABS:
CDOs	-	9	151	160
CLNs	-	-	50	50
State and municipal bonds	-	-	125	125
Hybrid and redeemable preferred stocks	8	857	97	962
Equity AFS securities:
Banking securities	14	114	-	128
Insurance securities	2	-	51	53
Other financial services securities	-	5	20	25
Other securities	25	-	23	48
Trading securities	2	2,250	81	2,333
Derivative investments	-	1,249	2,148	3,397
Cash and invested cash	-	5,588	-	5,588
Reinsurance related embedded derivatives	-	31	-	31
Separate account assets	-	55,655	-	55,655
Total assets	$317	$109,493	$5,589	$115,399

Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(252)	(252)
GLB embedded derivative reserves	-	-	(2,904)	(2,904)
Total liabilities	$-	$-	$(3,156)	$(3,156)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,357	$(46)	$319	$(240)	$(302)	$2,088
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	1	2	10	19	92
MBS:
CMOs	161	(8)	35	(13)	(140)	35
MPTS	18	-	1	97	(15)	101
CMBS	244	1	59	(45)	-	259
ABS:
CDOs	151	(35)	61	(22)	(2)	153
CLNs	50	-	272	-	-	322
State and municipal bonds	125	-	-	69	(194)	-
Hybrid and redeemable
preferred stocks	97	(21)	51	2	9	138
Equity AFS securities:
Insurance securities	51	(7)	20	(21)	-	43
Other financial services securities	20	(3)	7	(2)	-	22
Other securities	23	2	(1)	(1)	-	23
Trading securities	81	34	-	(7)	(17)	91
Derivative investments	2,148	(713)	(135)	68	-	1,368
Future contract benefits:
Indexed annuity contracts	(252)	7	-	(174)	-	(419)
GLB embedded derivative reserves	(2,904)	2,450	-	(183)	-	(637)
Total, net	$2,433	$1,662	$691	$(462)	$(642)	$3,682

	For the Year Ended December 31, 2008
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,545	$(153)	$(438)	$(22)	$425	$2,357
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	80	-	(12)	(8)	-	60
MBS:
CMOs	276	(21)	(53)	(12)	(29)	161
MPTS	52	-	(10)	1	(25)	18
CMBS	375	1	(200)	26	42	244
ABS:
CDOs	188	2	(86)	47	-	151
CLNs	660	-	(360)	-	(250)	50
State and municipal bonds	145	-	(2)	(32)	14	125
Hybrid and redeemable
preferred stocks	96	-	(46)	38	9	97
Equity AFS securities:
Banking securities	-	(1)	-	1	-	-
Insurance securities	3	(1)	(19)	68	-	51
Other financial services securities	34	(23)	(1)	10	-	20
Other securities	17	(5)	3	8	-	23
Trading securities	112	(29)	-	(14)	12	81
Derivative investments	767	1,204	30	147	-	2,148
Future contract benefits:
Indexed annuity contracts	(389)	37	-	100	-	(252)
GLB embedded derivative reserves	(279)	(2,476)	-	(149)	-	(2,904)
Total, net	$4,685	$(1,465)	$(1,194)	$209	$198	$2,433

(1)
Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in prior periods.

The following provides the components of the items included in net income, excluding any impact of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Year Ended December 31, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (1)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$(1)	$(40)	$(5)	$-	$(46)
Foreign government bonds	-	-	1	-	1
MBS:
CMOs	-	(7)	(1)	-	(8)
CMBS	1	-	-	-	1
ABS:
CDOs	-	(37)	2	-	(35)
Hybrid and redeemable preferred stocks	-	(21)	-	-	(21)
Equity AFS securities:
Insurance securities	-	(8)	1	-	(7)
Other financial services securities	-	(3)	-	-	(3)
Other securities	-	-	2	-	2
Trading securities (2)	2	-	-	32	34
Derivative investments (3)	-	-	(227)	(486)	(713)
Future contract benefits:
Indexed annuity contracts	-	-	24	(17)	7
GLB embedded derivative reserves	-	-	45	2,405	2,450
Total, net	$2	$(116)	$(158)	$1,934	$1,662

	For the Year Ended December 31, 2008
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (1)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(145)	$(8)	$-	$(153)
MBS:
CMOs	1	(23)	1	-	(21)
CMBS	1	(1)	1	-	1
ABS:
CDOs	-	(1)	3	-	2
Equity AFS securities:
Banking securities	-	(1)	-	-	(1)
Insurance securities	-	(1)	-	-	(1)
Other financial services securities	-	(23)	-	-	(23)
Other securities	-	(6)	1	-	(5)
Trading securities (2)	2	(7)	-	(24)	(29)
Derivative investments (3)	-	-	90	1,114	1,204
Future contract benefits:
Indexed annuity contracts	-	-	14	23	37
GLB embedded derivative reserves	-	-	8	(2,484)	(2,476)
Total, net	$4	$(208)	$110	$(1,371)	$(1,465)

(1)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of December 31, 2009.
(2)
Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income (Loss).  All other amounts are included in realized loss on our Consolidated Statements of Income (Loss).

(3)	All amounts are included in realized loss on our Consolidated Statements of Income (Loss).

The fair value of AFS fixed maturity securities (in millions) classified within Level 3 of the fair value hierarchy was as follows:

	As of December 31, 2009		As of December 31, 2008
	Fair	% of Total	Fair	% of Total
	Value	Fair Value	Value	Fair Value
Corporate bonds	$1,808	56.7%	$2,116	64.8%
ABS	573	18.0%	264	8.1%
CMBS	260	8.1%	244	7.5%
CMOs	34	1.1%	158	4.8%
MPTS	101	3.1%	20	0.5%
Municipal bonds	-	0.0%	113	3.5%
Government and government agencies	277	8.7%	254	7.8%
Redeemable preferred stock	138	4.3%	97	3.0%
Total AFS fixed maturity securities	$3,191	100.0%	$3,266	100.0%

23.  Segment Information

We provide products and services in two operating businesses and report results through four business segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
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

Other Operations

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and external debt.  We are actively managing our remaining radio station clusters to maximize performance and future value.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sale or disposal of securities;
▪	Impairments of securities;
▪	Change in the fair value of embedded derivatives within certain reinsurance arrangements and the change in the fair value of our trading securities;
▪	Change in the fair value of the derivatives we own to hedge our GDB riders within our variable annuities;
▪	Change in the GLB embedded derivative reserves, net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves; and
▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC.

•
Change in reserves accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC resulting from benefit ratio unlocking on our GDB and GLB riders (“benefit ratio unlocking”);

•	Income (loss) from the initial adoption of new accounting standards;
•	Income (loss) from reserve changes (net of related amortization) on business sold through reinsurance;
•	Gain (loss) on early extinguishment of debt;
•	Losses from the impairment of intangible assets; and
•	Income (loss) from discontinued operations.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized loss;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking;
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance; and
•	Revenue adjustments from the initial adoption of new accounting standards.

We use our prevailing corporate federal income tax rate of 35% while taking into account any permanent differences for events recognized differently in our financial statements and federal income tax returns when reconciling our non-GAAP measures to the most comparable GAAP measure.  Operating revenues and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,301	$2,438	$2,535
Defined Contribution	926	932	986
Total Retirement Solutions	3,227	3,370	3,521
Insurance Solutions:
Life Insurance	4,293	4,259	4,189
Group Protection	1,713	1,640	1,500
Total Insurance Solutions	6,006	5,899	5,689
Other Operations	467	534	578
Excluded realized loss, pre-tax	(1,200)	(573)	(183)
Amortization of deferred gain from reserve changes
on business sold through reinsurance, pre-tax	3	3	9
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	(4)	(9)	-
Total revenues	$8,499	$9,224	$9,614

	For the Years Ended December 31,
	2009	2008	2007
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$353	$193	$485
Defined Contribution	133	123	181
Total Retirement Solutions	486	316	666
Insurance Solutions:
Life Insurance	569	541	719
Group Protection	124	104	114
Total Insurance Solutions	693	645	833
Other Operations	(237)	(183)	(174)
Excluded realized loss, after-tax	(780)	(373)	(120)
Gain on early extinguishment of debt, after-tax	42	-	-
Income (loss) from reserve changes (net of related amortization) on
business sold through reinsurance, after-tax	2	2	(7)
Impairment of intangibles, after-tax	(710)	(297)	-
Benefit ratio unlocking, after-tax	89	(120)	1
Income (loss) from continuing operations, after-tax	(415)	(10)	1,199
Income (loss) from discontinued operations, after-tax	(70)	67	16
Net income (loss)	$(485)	$57	$1,215

	For the Years Ended December 31,
	2009	2008	2007
Net Investment Income
Retirement Solutions:
Annuities	$1,037	$972	$1,032
Defined Contribution	732	695	709
Total Retirement Solutions	1,769	1,667	1,741
Insurance Solutions:
Life Insurance	1,975	1,988	2,069
Group Protection	127	117	115
Total Insurance Solutions	2,102	2,105	2,184
Other Operations	307	358	372
Total net investment income	$4,178	$4,130	$4,297

	For the Years Ended December 31,
	2009	2008	2007
Amortization of DAC and VOBA, Net of Interest
Retirement Solutions:
Annuities	$360	$676	$374
Defined Contribution	75	128	93
Total Retirement Solutions	435	804	467
Insurance Solutions:
Life Insurance	571	551	514
Group Protection	47	35	31
Total Insurance Solutions	618	586	545
Total amortization of DAC and VOBA, net of interest	$1,053	$1,390	$1,012

	For the Years Ended December 31,
	2009	2008	2007
Federal Income Tax Expense (Benefit)
Retirement Solutions:
Annuities	$41	$(55)	$159
Defined Contribution	50	29	72
Total Retirement Solutions	91	(26)	231
Insurance Solutions:
Life Insurance	245	267	366
Group Protection	67	56	61
Total Insurance Solutions	312	323	427
Other Operations	(143)	(89)	(116)
Excluded realized loss	(420)	(200)	(63)
Gain on early extinguishment of debt	23	-	-
Amortization of deferred gain (loss) on reinsurance
related to reserve changes	1	1	(4)
Impairment of intangibles	(16)	(71)	-
Benefit ratio unlocking	46	(65)	1
Total federal income tax expense (benefit)	$(106)	$(127)	$476

	As of December 31,
	2009	2008
Assets
Retirement Solutions:
Annuities	$80,289	$69,280
Defined Contribution	26,687	22,906
Total Retirement Solutions	106,976	92,186
Insurance Solutions:
Life Insurance	52,804	48,778
Group Protection	2,845	2,482
Total Insurance Solutions	55,649	51,260
Other Operations	14,808	19,690
Total	$177,433	$163,136

24.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2009	2008	2007
Interest paid	$240	$282	$268
Income taxes paid (received)	(189)	418	177
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$7	$-	$86
Fair value of common stock issued and stock options recognized	-	-	(20)
Cash paid for common shares	-	-	(1)
Liabilities assumed	$7	$-	$65
Business dispositions:
Assets disposed (includes cash and invested cash)	$(8,044)	$(732)	$(45)
Liabilities disposed	7,457	127	6
Foreign currency awards released	54	-	-
Cash received	314	647	42
Realized gain (loss) on disposal	(219)	42	3
Estimated gain on net assets held-for-sale in 2007	-	(54)	54
Gain (loss) on dispositions	$(219)	$(12)	$57
Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses	$6	$10	$25
Assets disposed (includes cash and invested cash)	(5)	(1)	(19)
Gain on sale of subsidiaries/businesses	$1	$9	$6

25.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2009
Total revenues	$2,132	$1,882	$2,082	$2,403
Total benefits and expenses	2,795	1,936	2,020	2,269
Income (loss) from continuing operations	(587)	(7)	81	98
Income (loss) from discontinued operations,
net of federal income tax expense (benefit)	8	(154)	72	4
Net income (loss)	(579)	(161)	153	102
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	(2.30)	(0.03)	0.21	0.27
Income (loss) from discontinued operations	0.03	(0.59)	0.24	0.01
Net income (loss)	(2.27)	(0.62)	0.45	0.28
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	(2.30)	(0.03)	0.21	0.26
Income (loss) from discontinued operations	0.03	(0.59)	0.23	0.01
Net income (loss)	(2.27)	(0.62)	0.44	0.27

2008
Total revenues	$2,409	$2,392	$2,270	$2,153
Total benefits and expenses	2,030	2,238	2,149	2,944
Income (loss) from continuing operations	268	96	129	(503)
Income (loss) from discontinued operations,
net of federal income tax expense (benefit)	21	29	19	(2)
Net income (loss)	289	125	148	(505)
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	1.03	0.37	0.51	(1.97)
Income (loss) from discontinued operations	0.08	0.11	0.07	(0.01)
Net income (loss)	1.11	0.48	0.58	(1.98)
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	1.02	0.37	0.51	(1.97)
Income (loss) from discontinued operations	0.08	0.11	0.07	(0.01)
Net income (loss)	1.10	0.48	0.58	(1.98)

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 159 of “Item 8.  Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2010,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2010.

We have adopted a code of ethics, which we refer to as our “Code of Conduct,” that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  The Code of Conduct is posted on our Internet website (www.lincolnfinancial.com).  LNC will provide to any person without charge, upon request, a copy of such code.  Requests for the Code of Conduct should be directed to:  Corporate Secretary, Lincoln National Corporation, 150 N. Radnor Chester Road, Suite A305, Radnor, PA 19087.  We intend to disclose any amendment to or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers on our website, www.lincolnfinancial.com.

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2009, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 20 to the Consolidated Financial Statements included in Part II – Item 8 of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	securities to be		average	securities remaining
	issued upon		exercise	available for future
	exercise of		price of	issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants		warrants	securities reflected
	and rights		and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders	10,730,567	(1) (2)	$48.39	9,471,539	(3)
Equity compensation plans not approved by
shareholders	-		-	-
Total	10,730,567		$48.39	9,471,539

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of JP as follows:

•	Shares of 5,244,423 to be issued upon exercise of outstanding options as of December 31, 2009 under the JP Long-Term Stock Incentive Plan with a weighted average exercise price of $46.87; and
•	Shares of 410,771 to be issued upon exercise of outstanding options as of December 31, 2009 under the JP Non-Employee Directors Stock Option Plan with a weighted average exercise price of $43.09.

(2)	This amount includes the following:

•	Outstanding options of 5,318,621;
•
Outstanding long-term incentive awards of 2,819,812, of which 2,166,822 represent options with performance conditions and 652,990 represent the number of performance shares based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents).  The long-term incentive awards have not been earned as of December 31, 2009.  The number of options and shares, if any, to be issued pursuant to such awards will be determined based on our, and in some cases, our subsidiaries performance over the applicable three-year performance period (target amounts are set forth in Note 20 of the Notes to Consolidated Financial Statement, included in Part II – Item 8 of the Form 10-K for the year end December 31, 2009.  Since the shares that may be received in payment of the awards have no exercise price, they are not included in weighted-average exercise price calculation in column (b).  The long-term incentive awards are all issued under the LNC 2009 Amended and Restated Incentive Compensation Plan (“ICP”);

•	Outstanding restricted stock units of 1,025,924; and
•
Outstanding deferred stock units of 1,566,210, which are not included in Note 20 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of the Form 10-K for the year ended December 31, 2009.

(3)
Includes up to 8,736,321 securities available for issuance in connection with restricted stock, restricted stock units, performance stock units, deferred stock, and deferred stock unit awards under the ICP.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted between May 12, 2005 and May 13, 2009 reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted after May 13, 2009 reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 1.63-to-1.  Shares that may be issued in payment of awards granted prior to May 13, 2005, and grants for options and stock appreciation rights, reduce the number of securities remaining available for future issuance under equity compensation plans on a 1-for-1 basis. Also includes up to 411,119 securities available for issuance in connection with deferred stock units under the Deferred Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2010.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Registered Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 27, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Income (Loss) – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008 and 2007

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

LINCOLN NATIONAL CORPORATION

Date: February 25, 2010	By:	/s/ Frederick J. Crawford
Frederick J. Crawford Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2010.

Signature	Title

/s/ Dennis R. Glass Dennis R. Glass	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Frederick J. Crawford Frederick J. Crawford	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Douglas N. Miller Douglas N. Miller	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ William J. Avery William J. Avery	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ George W. Henderson, III George W. Henderson, III	Director

/s/ Eric G. Johnson Eric G. Johnson	Director

/s/ Gary C. Kelly Gary C. Kelly	Director

/s/ M. Leanne Lachman M. Leanne Lachman	Director

/s/ Michael F. Mee Michael F. Mee	Director

/s/ William Porter Payne William Porter Payne	Director

/s/ Patrick S. Pittard Patrick S. Pittard	Director

/s/ David A. Stonecipher David A. Stonecipher	Director

/s/ Isaiah Tidwell Isaiah Tidwell	Director

Index to Financial Statement Schedules

I	–	Summary of Investments – Other than Investments in Related Parties	FS-2
II	–	Condensed Financial Information of Registrant	FS-3
III	–	Supplementary Insurance Information	FS-6
IV	–	Reinsurance	FS-8
V	–	Valuation and Qualifying Accounts	FS-9

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Critical Accounting Policies and Estimates” on page 54 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN
RELATED PARTIES (in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2009
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$186	$194	$194
States, municipalities and political subdivisions	2,009	1,968	1,968
Mortgage-backed securities	11,576	11,103	11,103
Foreign governments	488	505	505
Public utilities	6,718	6,979	6,979
Convertibles and bonds with warrants attached	5	5	5
All other corporate bonds	38,373	38,876	38,876
Hybrid and redeemable preferred stocks	1,402	1,188	1,188
Total available-for-sale fixed maturity securities	60,757	60,818	60,818
Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	261	143	143
Industrial, miscellaneous and all other	58	55	55
Nonredeemable preferred stocks	63	80	80
Total available-for-sale equity securities	382	278	278
Trading securities	2,342	2,505	2,505
Derivative instruments	959	1,010	1,010
Mortgage loans on real estate	7,178	7,316	7,178
Real estate	174	N/A	174
Policy loans	2,898	N/A	2,898
Other investments	1,057	1,057	1,057
Total investments	$75,747		$75,918

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2009	2008
ASSETS
Investments in subsidiaries (1)	$14,374	$11,652
Derivative investments	189	407
Other investments	238	187
Cash and invested cash	990	117
Loans and accrued interest to subsidiaries (1)	1,576	1,785
Other assets	126	147
Total assets	$17,493	$14,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Common and preferred dividends payable	$9	$54
Short-term debt	349	815
Long-term debt	4,802	4,481
Loans from subsidiaries (1)	97	388
Other liabilities	536	580
Total liabilities	5,793	6,318

Contingencies and Commitments

Stockholders' Equity
Series A preferred stock - 10,000,000 shares authorized	-	-
Series B preferred stock - 950,000 shares authorized	806	-
Common stock - 800,000,000 shares authorized	7,840	7,035
Retained earnings	3,316	3,745
Accumulated other comprehensive income (loss)	(262)	(2,803)
Total stockholders' equity	11,700	7,977
Total liabilities and stockholders' equity	$17,493	$14,295

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME
 (Parent Company Only) (in millions)

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Dividends from subsidiaries (1)	$767	$1,239	$1,530
Interest from subsidiaries (1)	94	121	115
Net investment income (loss)	(5)	17	21
Realized gain (loss) on investments	1	(156)	(49)
Other	1	-	1
Total revenues	858	1,221	1,618
Expenses
Operating and administrative	26	52	64
Interest - subsidiaries (1)	8	25	93
Interest - other	195	280	281
Total expenses	229	357	438
Income before federal income tax benefit, equity in income of subsidiaries,
less dividends	629	864	1,180
Federal income tax benefit	(50)	(136)	(126)
Income before equity in income of subsidiaries, less dividends	679	1,000	1,306
Equity in income of subsidiaries, less dividends	(1,164)	(943)	(91)
Net income (loss)	$(485)	$57	$1,215

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(485)	$57	$1,215
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries greater than distributions (1)	1,164	943	(318)
Realized (gain) loss on investments	(1)	156	49
Change in fair value of equity collar	3	109	-
Change in federal income tax accruals	(69)	(240)	(12)
Gain on early extinguishment of debt	(64)	-	-
Other	49	(34)	26
Net cash provided by operating activities	597	991	960

Cash Flows from Investing Activities
Purchases of investments	(50)	-	(27)
Sales of investments	37	-	-
Proceeds received on stock monetization	-	-	170
Capital contribution to subsidiaries (1)	(1,313)	-	(325)
Proceeds from sale of subsidiaries	320	-	-
Cash acquired through affiliated mergers	-	-	16
Net cash used in investing activities	(1,006)	-	(166)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(522)	(300)	(350)
Issuance of long-term debt, net of issuance costs	788	200	1,443
Increase (decrease) in commercial paper, net	(216)	50	265
Net increase (decrease) in loans from subsidiaries (1)	(291)	61	(378)
Net decrease in loans to subsidiaries (1)	-	(299)	(308)
Common stock issued for benefit plans	-	49	91
Issuance of Series B preferred stock and associated common stock warrant	950	-	-
Issuance of common stock	652	-	-
Repurchase of common stock	-	(476)	(989)
Dividends paid to common and preferred stockholders	(79)	(430)	(429)
Net cash provided by (used in) financing activities	1,282	(1,145)	(655)

Net increase (decrease) in cash and invested cash	873	(154)	139
Cash and invested cash as of beginning-of-year	117	271	132
Cash and invested cash as of end-of-year	$990	$117	$271

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
 (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Future		Other Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or for the Year Ended December 31, 2009
Retirement Solutions:
Annuities	$2,381	$1,439	$-	$19,566	$89
Defined Contribution	538	3	-	12,240	-
Total Retirement Solutions	2,919	1,442	-	31,806	89
Insurance Solutions:
Life Insurance	6,412	6,435	-	31,287	392
Group Protection	159	1,446	-	193	1,579
Total Insurance Solution	6,571	7,881	-	31,480	1,971
Other Operations	20	5,964	-	1,532	4
Total	$9,510	$15,287	$-	$64,818	$2,064

	As of or for the Year Ended December 31, 2008
Retirement Solutions:
Annuities	$2,977	$3,958	$-	$17,220	$136
Defined Contribution	883	25	-	11,628	-
Total Retirement Solutions	3,860	3,983	-	28,848	136
Insurance Solutions:
Life Insurance	7,383	6,380	-	29,998	360
Group Protection	146	1,378	-	149	1,518
Total Insurance Solutions	7,529	7,758	-	30,147	1,878
Other Operations	13	6,690	-	1,575	4
Total	$11,402	$18,431	$-	$60,570	$2,018

	As of or for the Year Ended December 31, 2007
Retirement Solutions:
Annuities	$2,477	$817	$-	$17,750	$118
Defined Contribution	514	-	-	10,892	-
Total Retirement Solutions	2,991	817	-	28,642	118
Insurance Solutions:
Life Insurance	5,692	6,255	-	28,427	351
Group Protection	123	1,273	-	17	1,380
Total Insurance Solutions	5,815	7,528	-	28,444	1,731
Other Operations	2	6,515	-	2,151	3
Total	$8,808	$14,860	$-	$59,237	$1,852

(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses (2)	Written

	As of or for the Year Ended December 31, 2009
Retirement Solutions:
Annuities	$1,037	$783	$360	$632	$-
Defined Contribution	732	433	75	227	-
Total Retirement Solutions	1,769	1,216	435	859	-
Insurance Solutions:
Life Insurance	1,975	2,558	571	350	-
Group Protection	127	1,120	47	355	-
Total Insurance Solutions	2,102	3,678	618	705	-
Other Operations	307	405	-	374	-
Total	$4,178	$5,299	$1,053	$1,938	$-

	As of or for the Year Ended December 31, 2008
Retirement Solutions:
Annuities	$972	$1,150	$676	$646	$-
Defined Contribution	695	443	128	212	-
Total Retirement Solutions	1,667	1,593	804	858	-
Insurance Solutions:
Life Insurance	1,988	2,575	551	326	-
Group Protection	117	1,109	35	336	-
Total Insurance Solutions	2,105	3,684	586	662	-
Other Operations	358	284	-	509	-
Total	$4,130	$5,561	$1,390	$2,029	$-

	As of or for the Year Ended December 31, 2007
Retirement Solutions:
Annuities	$1,032	$830	$374	$686	$-
Defined Contributions	709	418	93	221	-
Total Retirement Solutions	1,741	1,248	467	907	-
Insurance Solutions:
Life Insurance	2,069	2,262	514	328	-
Group Protection	115	999	31	294	-
Total Insurance Solutions	2,184	3,261	545	622	-
Other Operations	372	351	-	538	-
Total	$4,297	$4,860	$1,012	$2,067	$-

(2)
Excludes impairment of intangibles of $730 million and $381 million for the years ended December 31, 2009, and December 31, 2008.  The allocation of expenses between investments and other operations is based on a number of assumptions and estimates.  Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION
SCHEDULE IV – CONSOLIDATED REINSURANCE
 (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed		Percentage
		Ceded	from		of Amount
	Gross	to Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or for the Year Ended December 31, 2009
Individual life insurance in force	$799,900	$342,600	$3,000	$460,300	0.7%
Premiums:
Life insurance and annuities (1)	5,025	1,126	10	3,909	0.3%
Health insurance	1,099	22	-	1,077	-
Total	$6,124	$1,148	$10	$4,986

	As of or for the Year Ended December 31, 2008
Individual life insurance in force	$765,400	$346,900	$3,700	$422,200	0.9%
Premiums:
Life insurance and annuities (1)	4,996	982	18	4,032	0.4%
Health insurance	1,075	22	-	1,053	-
Total	$6,071	$1,004	$18	$5,085

	As of or for the Year Ended December 31, 2007
Individual life insurance in force	$725,500	$350,500	$3,700	$378,700	1.0%
Premiums:
Life insurance and annuities (1)	4,802	906	12	3,908	0.3%
Health insurance	967	27	-	940	-
Total	$5,769	$933	$12	$4,848

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE V – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Charged
	Balance at	Charged to	to Other		Balance
	Beginning-	Costs	Accounts -	Deductions -	at End
Description	of-Year	Expenses (1)	Describe	Describe (2)	of-Year

As of December 31, 2009
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$-	$35	$-	$(13)	$22
Included in other liabilities:
Investment guarantees	-	-	-	-	-

As of December 31, 2008
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$-	$-	$-	$-	$-
Included in other liabilities:
Investment guarantees	-	-	-	-	-

As of December 31, 2007
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$2	$-	$-	$(2)	$-
Included in other liabilities:
Investment guarantees	-	-	-	-	-

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

INDEX TO EXHIBITS

2.1
Stock Purchase Agreement between Lincoln Financial Media Company and Raycom Holdings, LLC is incorporated by reference to Exhibit 2.3 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.***

2.2
Purchase and Sale Agreement By and Among LNC, Lincoln National Investment Companies, Inc. and Macquarie Bank Limited, dated as of August 18, 2009 is incorporated by reference to Exhibit 2.1 to LNC’s Quarterly Report on Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.***

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.

3.2	Articles of Amendment dated July 9, 2009 to LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (file No. 1-6028) filed with the SEC on July 10, 2009.

3.3	Amended and Restated Bylaws of LNC (effective November 6, 2008) are incorporated by reference to Exhibit 3.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2008.

4.1
Indenture of LNC, dated as of September 15, 1994, between LNC and The Bank of New York, as trustee, is incorporated by reference to Exhibit 4(c) to LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.2
First Supplemental Indenture, dated as of November 1, 2006, to Indenture dated as of September 15, 1994 is incorporated by reference to Exhibit 4.4 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2006.

4.3
Junior Subordinated Indenture, dated as of May 1, 1996, between LNC and The Bank of New York Trust Company, N.A. (successor in interest to J.P. Morgan Trust Company and The First National Bank of Chicago) is incorporated by reference to Exhibit 4(j) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.4
First Supplemental Indenture, dated as of August 14, 1998, to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 1998.

4.5
Second Supplemental Junior Subordinated Indenture, dated April 20, 2006, to Junior Subordinated Indenture, dated as of May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.6
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

4.8
Fifth Supplemental Junior Subordinated Indenture, dated as of March 13, 2007, to Junior Subordinated Indenture, dated May 1, 1996, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.9	Senior Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

4.10
Junior Subordinated Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.

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

4.27	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.28	Form of Floating Rate Senior Notes due 2010 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.29	Form of 5.65% Senior Notes due 2012 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 2007.

4.30	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.31	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.32	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.
4.33
First Supplemental Indenture, dated as of April 3, 2006, among Lincoln JP Holdings, L.P. and JPMorgan Chase Bank, N.A., as trustee, to the Indenture, dated as of January 15, 1997, among Jefferson-Pilot and JPMorgan Chase Bank, N.A., as trustee, is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

4.34	Warrant for the Purchase of Shares of Common Stock is incorporated by to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

10.1
LNC 2009 Amended and Restated Incentive Compensation Plan (as amended and restated on May 14, 2009) is incorporated by reference to Exhibit 4 to LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 9, 2009.*

10.2
Form of Restricted Stock Unit Award Agreement under the LNC Amended and Restated Incentive Compensation Plan, adopted February 7, 2008 is incorporated by reference to Exhibit 10.6 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.3	Form of Restricted Stock Award Agreement is incorporated by reference to Exhibit 10.7 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.4
Form of Restricted Stock Unit Award Agreement under the LNC Amended and Restated Incentive Compensation Plan, adopted May 2008, is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 6, 2008.*

10.5
Form of Restricted Stock Unit Award Agreement under the LNC 2009 Amended and Restated Incentive Compensation Plan, adopted November 2009, is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 6, 2009.*

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

10.9	Form of Restricted Stock Award Agreement (2007) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.10	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.11	2009 Severance Plan for Officers of LNC is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 19, 2009.*

10.12	Severance Plan for Officers of LNC is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 6, 2009.*

10.13
Amended and Restated Salary Continuation Plan for Executives of LNC and Affiliates is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.14	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.15	LNC Deferred Compensation and Supplemental/Excess Retirement Plan is incorporated by reference to LNC’s Registration Statement for the plan on Form S-8 (File No. 333-155385) filed November 14, 2008.*

10.16	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.17
Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.18
Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.19
Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.20
Amended and Restated LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.21	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.22
LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File NO. 1-6028) for the year ended December 31, 2008.*

10.23	Form of LNC Restricted Stock Agreement is incorporated by reference to Exhibit 10(b) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.24	Form of LNC Stock Option Agreement is incorporated by reference to Exhibit 10(c) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.25
Form of 2008-2010 Performance Cycle Agreement under the LNC Amended and Restated Incentive Compensation Plan, is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.26
Description of Special 2008 Annual Incentive Payout Arrangement with Terrance J. Mullen, Former President of Lincoln Financial Distributors, is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.27	2009 Executive compensation Matters dated March 30, 2009 is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2009.*

10.28	Agreement, Waiver and General Release between Elizabeth L. Reeves and LNC is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.29
Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.30	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.31
Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension benefit Plan incorporated by reference to Exhibit 10(d) to LNC’s Form 10-Q (File No 1-6028) for the quarter ended March 31, 2005.*

10.32	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.33	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.34	Form of nonqualified LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.35	LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is filed herewith.*

10.36	Form of Waiver is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

10.37
Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.38
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.39
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.40
Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.41
Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of  Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.42
Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.43
Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.44
First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.45
Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.46
Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc., offices located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.47
First Amendment to Lease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.

10.48
Sublease and Agreement dated December 10, 1999 between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.49
Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.50
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

10.51
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

10.52
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

10.53
Master Confirmation Agreement and related Supplemental Confirmation, dated March 14, 2007, and Trade Notification, dated March 16, 2007, relating to LNC’s Accelerated Stock Repurchase with Citibank, N.A. is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.**

10.54
Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.55
Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.56
Letter Agreement, dated July 10, 2009 between LNC and the U.S. Department of the Treasury is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

10.57
Side Letter, dated July 10, 2009 between LNC and the U.S. Department of the Treasury is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

10.58	Investment Advisory Agreement, dated as of January 4, 2010, between The Lincoln National Life Insurance Company and Delaware Investment Advisers is filed herewith.**

10.59	Investment Advisory Agreement, dated as of January 4, 2010, between Lincoln Life & Annuity Company of New York and Delaware Investment Advisers is filed herewith.**

10.60	Reimbursement Agreement, dated December 31, 2009, between Lincoln Reinsurance Company of Vermont I, Lincoln Financial Holdings, LLC II and Credit Suisse AG is filed herewith.**

12	Historical Ratio of Earnings to Fixed Charges.

21	Subsidiaries List.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15.

99.2	Certification of the Chief Financial Officer pursuant to 31 C.F.R. Section 30.15.

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Balance Sheets for the years ended December 31, 2009 and 2008; (ii) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007; (iv) the Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2008 and 2007; (v) Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedules, tagged as blocks of text.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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