Form 10-Q
period 2010-03-31
LINCOLN NATIONAL CORP
filed 2010-05-07
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________

FORM 10-Q
_____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-6028

_____________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

_____________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(484) 583-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

_____________________

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

As of May 3, 2010, there were 302,482,745 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2010 - $61,590; 2009 - $60,757)	$62,881	$60,818
Variable interest entities' fixed maturity securities (amortized cost: 2010 - $566)	579	-
Equity securities (cost: 2010 - $377; 2009 - $382)	310	278
Trading securities	2,532	2,505
Mortgage loans on real estate	7,013	7,178
Real estate	201	174
Policy loans	2,903	2,898
Derivative investments	992	1,010
Other investments	1,047	1,057
Total investments	78,458	75,918
Cash and invested cash	3,445	4,025
Deferred acquisition costs and value of business acquired	9,195	9,510
Premiums and fees receivable	397	321
Accrued investment income	940	889
Reinsurance recoverables	6,520	6,426
Goodwill	3,013	3,013
Other assets	3,224	3,831
Separate account assets	76,429	73,500
Total assets	$181,621	$177,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$15,270	$15,287
Other contract holder funds	65,452	64,818
Short-term debt	101	350
Long-term debt	5,060	5,050
Reinsurance related embedded derivatives	47	31
Funds withheld reinsurance liabilities	1,216	1,261
Deferred gain on business sold through reinsurance	525	543
Payables for collateral on investments	1,828	1,907
Variable interest entities' liabilities	142	-
Other liabilities	3,183	2,986
Separate account liabilities	76,429	73,500
Total liabilities	169,253	165,733

Contingencies and Commitments (See Note 9)

Stockholders' Equity
Series A preferred stock - 10,000,000 shares authorized; 11,365 and 11,497 shares
issued and outstanding as of March 31, 2010, and December 31, 2009, respectively	-	-
Series B preferred stock - 950,000 shares authorized and outstanding
as of March 31, 2010, and December 31, 2009	812	806
Common stock - 800,000,000 shares authorized; 302,467,034 and 302,223,281 shares
issued and outstanding as of March 31, 2010, and December 31, 2009, respectively	7,845	7,840
Retained earnings	3,409	3,316
Accumulated other comprehensive income (loss)	302	(262)
Total stockholders' equity	12,368	11,700
Total liabilities and stockholders' equity	$181,621	$177,433

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2010	2009
Revenues
Insurance premiums	$532	$509
Insurance fees	788	701
Net investment income	1,106	1,013
Realized loss:
Total other-than-temporary impairment losses on securities	(77)	(211)
Portion of loss recognized in other comprehensive income (loss)	24	89
Net other-than-temporary impairment losses on securities
recognized in earnings	(53)	(122)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	27	(74)
Total realized loss	(26)	(196)
Amortization of deferred gain on business sold through
reinsurance	19	19
Other revenues and fees	108	86
Total revenues	2,527	2,132
Benefits and Expenses
Interest credited	618	627
Benefits	779	921
Underwriting, acquisition, insurance and other expenses	714	643
Interest and debt expense	68	-
Impairment of intangibles	-	604
Total benefits and expenses	2,179	2,795
Income (loss) from continuing operations before taxes	348	(663)
Federal income tax expense (benefit)	93	(76)
Income (loss) from continuing operations	255	(587)
Income from discontinued operations, net of federal
income taxes	28	8
Net income (loss)	283	(579)
Preferred stock dividends and accretion of discount	(18)	-
Net income (loss) available to common stockholders	$265	$(579)

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.79	$(2.30)
Income from discontinued operations	0.09	0.03
Net income (loss)	$0.88	$(2.27)

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.76	$(2.30)
Income from discontinued operations	0.09	0.03
Net income (loss)	$0.85	$(2.27)

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2010	2009

Preferred Stock
Balance as of beginning-of-year	$806	$-
Accretion of discount on Series B preferred stock	6	-
Balance as of end-of-period	812	-

Common Stock
Balance as of beginning-of-year	7,840	7,035
Stock compensation/issued for benefit plans	5	(5)
Deferred compensation payable in stock	-	3
Balance as of end-of-period	7,845	7,033

Retained Earnings
Balance as of beginning-of-year	3,316	3,745
Cumulative effect from adoption of new accounting standards	(169)	102
Comprehensive income (loss)	666	(649)
Less other comprehensive income (loss), net of tax	383	(70)
Net income (loss)	283	(579)
Dividends declared: Common (2010 - $0.010; 2009 - $0.010)	(3)	(3)
Dividends on preferred stock	(12)	-
Accretion of discount on Series B preferred stock	(6)	-
Balance as of end-of-period	3,409	3,265

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(262)	(2,803)
Cumulative effect from adoption of new accounting standards	181	(102)
Other comprehensive income (loss), net of tax	383	(70)
Balance as of end-of-period	302	(2,975)
Total stockholders' equity as of end-of-period	$12,368	$7,323

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$283	$(579)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(48)	(103)
Trading securities purchases, sales and maturities, net	2	37
Change in premiums and fees receivable	(27)	37
Change in accrued investment income	(51)	(49)
Change in future contract benefits	140	(233)
Change in other contract holder funds	178	(2)
Change in reinsurance related assets and liabilities	(139)	(170)
Change in federal income tax accruals	315	36
Realized loss	26	196
Gain on disposal of discontinued operations	(64)	-
Gain on early extinguishment of debt	-	(64)
Impairment of intangibles	-	604
Amortization of deferred gain on business sold through reinsurance	(19)	(19)
Other	(31)	(35)
Net cash provided by (used in) operating activities	565	(344)

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,418)	(2,719)
Sales of available-for-sale securities	805	1,242
Maturities of available-for-sale securities	919	731
Purchases of other investments	(694)	(1,201)
Sales or maturities of other investments	695	2,411
Decrease in payables for collateral on investments	(79)	(1,320)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	293	2
Other	(10)	(16)
Net cash used in investing activities	(1,489)	(870)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(22)
Increase in commercial paper, net	1	371
Deposits of fixed account values, including the fixed portion of variable	2,382	2,612
Withdrawals of fixed account values, including the fixed portion of variable	(1,251)	(1,590)
Transfers to and from separate accounts, net	(682)	(408)
Common stock issued for benefit plans and excess tax benefits	-	(8)
Dividends paid to common and preferred stockholders	(15)	(54)
Net cash provided by financing activities	185	901
Net decrease in cash and invested cash, including discontinued operations	(739)	(313)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,184	5,926
Cash and invested cash, including discontinued operations, as of end-of-period	$3,445	$5,613

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 14 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life (“UL”) insurance, variable universal life (“VUL”) insurance, linked-benefit UL, term life insurance, mutual funds and group protection.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications had no effect on net income or stockholders’ equity of the prior years.

Summary of Significant Accounting Policies

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“OCI”), net of associated deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), other contract holder funds and deferred income taxes.  See Notes 5 and 13 for additional details.

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

We use observable and unobservable inputs in our valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with senior business leaders and brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on management’s judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

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

The following summarizes our fair valuation methodologies and associated inputs, which are particular to the specified security type and in addition to the defined standard inputs to our valuation methodologies for all of our AFS securities discussed above:

•	Corporate bonds and U.S. Government bonds – We also use Trade Reporting and Compliance EngineTM reported tables for our corporate bonds and vendor trading platform data for our U.S. Government bonds.
•
Mortgage- and asset-backed securities – We also utilize additional inputs which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations (“CMOs”), residential mortgages that back mortgage pass through securities (“MPTS”) and commercial mortgages that back commercial MBS (“CMBS”), and for our asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”).

•
State and municipal bonds – We also use additional inputs which include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•
Hybrid and redeemable preferred and equity securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred stocks and equity securities, including banking, insurance, other financial services and other securities.

2.   New Accounting Standards

Adoption of New Accounting Standards

Consolidations Topic

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amended the consolidation guidance for variable interest entities (“VIEs”).  For a more detailed description of ASU 2009-17, see “Future Adoption of New Accounting Standards – Consolidations Topic” in Note 2 of our 2009 Form 10-K.  In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” (“ASU 2010-10”), which deferred application of the guidance in ASU 2009-17 for reporting entities with interests in an entity that applies the specialized accounting guidance for investment companies.

Effective January 1, 2010, we adopted the amendments in ASU 2009-17 and ASU 2010-10, and accordingly reconsidered our involvement with all our VIEs and the primary beneficiary of the VIEs.  In accordance with ASU 2009-17, we are the primary beneficiary of the VIEs associated with our investments in credit-linked notes (“CLNs”), and as such, we consolidated all of the assets and liabilities of these VIEs and recorded a cumulative effect adjustment of $169 million, after-tax, to the beginning balance of retained earnings as of January 1, 2010.  In addition, we considered our investments in limited partnerships and other alternative investments, and concluded these investments are within the scope of the deferral in ASU 2010-10, and as such they are not subject to the amended consolidation guidance in ASU 2009-17.  As a result, we will continue to account for our alternative investments consistent with the accounting policy in Note 1 of our 2009 Form 10-K.  See Note 4 for more detail regarding the consolidation of our VIEs.

Fair Value Measurements and Disclosures Topic

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires us to disclose additional information related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Future Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2009 Form 10-K.  We adopted the amendments in ASU 2010-06 effective January 1, 2010, and have prospectively included the required disclosures in Note 13.  The disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements are effective for reporting periods beginning after December 15, 2010, and as such, these disclosures will be included in the notes to our consolidated financial statements effective January 1, 2011.

Transfers and Servicing Topic

In June 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which eliminates the concept of a qualifying special-purpose entity (“SPE”) and removes the scope exception for a qualifying SPE from the Consolidations Topic of the FASB Accounting Standards CodificationTM (“ASC”).  For a more detailed description of ASU 2009-16, see “Future Adoption of New Accounting Standards – Transfers and Servicing Topic” in Note 2 of our 2009 Form 10-K.  We adopted ASU 2009-16 effective January 1, 2010.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Derivatives and Hedging Topic

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), to clarify the scope exception when evaluating an embedded credit derivative which may potentially require separate accounting.  Specifically, ASU 2010-11 states that only an embedded credit derivative feature related to the transfer of credit risk that is solely in the form of subordination of one financial instrument to another is not subject to further analysis as a potential embedded derivative under the Derivatives and Hedging Topic of the FASB ASC.  The amendments specify that embedded credit derivatives not qualifying for the scope exception, such as an embedded derivative related to a credit default swap on a referenced credit, would be subject to a bifurcation analysis even if their effects are allocated to interests in subordinated tranches of the securitized financial instrument.  ASU 2010-11 will be effective at the beginning of the first fiscal quarter beginning after June 15, 2010.  The fair value option may be elected for investments within the scope of ASU 2010-11 on an instrument-by-instrument basis.  If the fair value option is not elected, preexisting contracts acquired, issued or subject to a remeasurement event on or after January 1, 2007, must be evaluated under the guidance in ASU 2010-11.  We will adopt the amendments in ASU 2010-11 effective July 1, 2010, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

Financial Services – Insurance Industry Topic

In April 2010, the FASB issued ASU No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), to clarify a consolidation issue for insurance entities that hold a controlling interest in an investment fund either partially or completely through separate accounts.  ASU 2010-15 concludes that an insurance entity would not be required to consider interests held in separate accounts when determining whether or not to consolidate an investment fund, unless the separate account interest is held for the benefit of a related party.  If an investment fund is consolidated, the portion of the assets representing interests held in separate accounts would be recorded as a separate account asset with a corresponding separate account liability.  The remaining investment fund assets would be consolidated in the insurance entity’s general account.  ASU 2010-15 will be applied retrospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2010, with early application permitted.  We are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

3.  Dispositions

Discontinued Investment Management Operations

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provided investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, with cash proceeds of $452 million.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $82 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

Accordingly, in the periods prior to closing, the assets and liabilities of this business have been classified as held-for-sale and were reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) were as follows:

As of
December 31,
2009

Assets
Cash and invested cash	$159
Premiums and fees receivable	39
Goodwill	248
Other assets	61
Total assets held-for-sale	$507

Liabilities
Other liabilities	$116
Total liabilities held-for-sale	$116

We have reclassified the results of operations of Delaware into income from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Discontinued Operations Before Disposal
Revenues:
Investment advisory fees – external	$-	$44
Investment advisory fees – internal	-	20
Other revenues and fees	-	18
Gain on sale of business	-	2
Total revenues	$-	$84

Income (loss) from discontinued operations before disposal,
before federal income tax expense (benefit)	$(17)	$6
Federal income tax expense (benefit)	(3)	3
Income (loss) from discontinued operations before disposal	(14)	3

Disposal
Gain on disposal, before federal income tax expense	37	-
Federal income tax expense	13	-
Gain on disposal	24	-
Income from discontinued operations	$10	$3

The loss from discontinued operations before disposal in the first quarter of 2010 reflects stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

There could be post-closing adjustments, some of which are beyond our control, and no assurance can be given as to the timing of its completion as an extension beyond 120 days is allowed in the share purchase agreement if there is disagreement during this period.

Discontinued U.K. Operations

On June 15, 2009, we entered into a share purchase agreement with SLF of Canada UK Limited (“SLF”) and Sun Life Assurance Company of Canada, as the guarantor, pursuant to which we agreed to sell to SLF all of the outstanding capital stock of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which focused primarily on providing life and retirement income products in the United Kingdom.  This transaction closed on October 1, 2009, and we retained Lincoln UK’s pension plan assets and liabilities.

We have reclassified the results of operations of Lincoln UK into income from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$-	$10
Insurance fees	-	24
Net investment income	-	13
Realized loss	-	(2)
Total revenues	$-	$45

Income from discontinued operations before disposal,
before federal income tax expense	$-	$8
Federal income tax expense	-	3
Income from discontinued operations before disposal	-	5

Disposal
Gain on disposal, before federal income tax expense	27	-
Federal income tax expense	9	-
Gain on disposal	18	-
Income from discontinued operations	$18	$5

The gain on disposal for the three months ended March 31, 2010, relates to additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement.

4.  Variable Interest Entities

Our involvement with VIEs is primarily to obtain financing and to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. The factors used to determine whether or not we are the primary beneficiary and must consolidate a VIE where we have a variable interest changed effective January 1, 2010, upon the adoption of new accounting guidance.  See “Consolidations Topic” in Note 2 for details.  Beginning January 1, 2010, we continuously analyze the primary beneficiary of each VIE with which we are involved to determine whether we are the primary beneficiary using a qualitative approach which requires us to identify the variable interest that has the power to direct activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE.

Consolidated VIEs

We invested in the Class 1 Notes of two CLN structures, which represent special purpose trusts that combine asset-backed securities with credit default swaps to produce multi-class structured securities.  The Class 2 Notes are held by third parties, and, together with the Class 1 Notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  As of December 31, 2009, these VIEs were not consolidated because under the previous accounting guidance, we were not the primary beneficiary of the VIEs because the subordinated class of notes (Class 2) absorbed the majority of the expected losses under the CLN structures.  The carrying value of the CLNs as of December 31, 2009, was $322 million and was recognized as a fixed maturity security within AFS on our Consolidated Balance Sheets.

Effective January 1, 2010, we adopted the new accounting guidance noted above and evaluated the power of the variable interests in the CLN structures.  Based on our evaluation, we concluded that the ability to actively manage the reference portfolio underlying the credit default swaps is the most significant activity that impacts the performance of the CLN structures, because the subordination and participation in credit losses may change.  We concluded that we have the power to direct this activity.  In addition, we receive returns from the CLN structures and may absorb losses that could potentially be significant to the CLN structures.  As such, we concluded that we are the primary beneficiary of the VIEs associated with our CLNs.  We consolidated all of the assets and liabilities of the CLN structures through a cumulative effect adjustment to the beginning balance of retained earnings as of January 1, 2010, and recognized the results of operations of these VIEs on our consolidated financial statements for the first quarter of 2010.

The following summarizes the increases or (decreases) recorded effective January 1, 2010, to the categories (in millions) on our Consolidated Balance Sheets for this cumulative effect adjustment:

Assets
AFS securities, at fair value:
Fixed maturity securities - ABS CLNs	$(322)
VIEs' fixed maturity securities	565
Total assets	$243

Liabilities
VIEs' liabilities:
Derivative instruments	$225
Federal income tax	(91)
Total VIEs' liabilities	134
Other liabilities - deferred income taxes	97
Total liabilities	231

Stockholders' Equity
Retained earnings	(169)
Accumulated OCI - unrealized gain (loss) on AFS securities	181
Total stockholders' equity	12
Total liabilities and stockholders' equity	$243

Asset and liability information (in millions) for these consolidated VIEs included on our Consolidated Balance Sheets as of March 31, 2010, was as follows:

	Number
	of	Notional	Carrying
	Instruments	Amounts	Value
Assets
Fixed maturity corporate asset-backed credit card loan securities	-	$-	$579

Liabilities
Derivative instruments not designated and not qualifying as hedging instruments:
Credit default swaps (1)	2	$600	$238
Contingent forwards	-	-	(9)
Total derivative instruments not designated and not qualifying as
hedging instruments	2	600	229
Federal income tax	-	-	(87)
Total liabilities	2	$600	$142

(1)	$200 million of the notional amount matures in March 2017 and $400 million matures December 2016.

The carrying values of the assets and liabilities for these consolidated VIEs as of March 31, 2010, are presented on our Consolidated Balance Sheets.  For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

The credit default swaps create variability in the CLN structures and expose the note holders to the credit risk of the referenced portfolio.

The contingent forwards transfer a portion of the loss in the underlying fixed maturity corporate asset-backed credit card loan securities back to the counterparty after credit losses reach our attachment point.

The settlement payments and mark-to-market adjustments for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

For the
Three
Months
Ended
March 31,
2010
Derivative Instruments Not Designated and Not Qualifying as Hedging
Instruments
Credit default swaps (1)	$(5)
Contingent forwards (1)	1
Total derivative instruments not designated and not qualifying as hedging
instruments	$(4)

(1)	Reported in realized loss on our Consolidated Statements of Income (Loss).

As of March 31, 2010, and December 31, 2009, other contract holder funds on our Consolidated Balance Sheets included $600 million outstanding in funding agreements of LNL.  LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into the Class 1 Notes of the two CLN structures we are consolidating.

To date, there has been one default in the underlying collateral pool of the $400 million CLN structure and two defaults in the underlying collateral pool of the $200 million CLN structure.  There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment of $600 million as of March 31, 2010.

As described more fully in Note 1 of our 2009 10-K, we regularly review our investment holdings for other-than-temporary impairments (“OTTIs”).  Based upon this review, we believe that the fixed maturity corporate asset-backed credit card loan securities were not other-than-temporarily impaired as of March 31, 2010.

The following summarizes information regarding the CLN structures (dollars in millions) as of March 31, 2010:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.78%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B-	Ba3
Current rating of underlying collateral pool	Aa1-B1	Aaa-B1
Number of entities	123	99
Number of countries	19	23

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of March 31, 2010:

Industry	AAA	AA	A	BBB	BB	B	Total
Financial intermediaries	0.4%	3.5%	7.2%	0.5%	0.0%	0.0%	11.6%
Telecommunications	0.0%	0.0%	6.4%	3.7%	1.1%	0.0%	11.2%
Oil and gas	0.0%	1.4%	1.2%	4.9%	0.0%	0.0%	7.5%
Utilities	0.0%	0.0%	2.0%	2.5%	0.0%	0.0%	4.5%
Chemicals and plastics	0.0%	0.0%	2.3%	1.6%	0.0%	0.0%	3.9%
Drugs	0.3%	2.5%	0.9%	0.0%	0.0%	0.0%	3.7%
Retailers (except food & drug)	0.0%	0.0%	0.7%	1.7%	1.1%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	3.0%	0.3%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.3%	1.6%	1.3%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.0%	1.7%	1.4%	0.0%	3.1%
Other industry < 3% (28 industries)	0.0%	3.7%	16.8%	18.8%	3.4%	1.8%	44.5%
Total by industry	0.7%	11.4%	42.1%	37.0%	7.0%	1.8%	100.0%

Unconsolidated VIEs

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our MBS, which include CMOs, MPTS and CMBS and our ABS CDOs.  We have not provided financial or other support with respect to these structured securities other than our original investment.  We have determined that we are not the primary beneficiary of these structured securities due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination which reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities, both VIEs and non-VIEs, is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our consolidated financial statements.  For information about these structured securities, see Note 5.

5.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 1 in our 2009 Form 10-K, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$45,580	$2,588	$824	$60	$47,284
U.S. Government bonds	191	12	4	-	199
Foreign government bonds	431	29	4	-	456
MBS:
CMOs	6,012	295	245	157	5,905
MPTS	3,272	72	19	-	3,325
CMBS	2,374	80	318	-	2,136
ABS CDOs	183	14	27	9	161
State and municipal bonds	2,196	31	29	-	2,198
Hybrid and redeemable preferred securities	1,351	38	172	-	1,217
VIEs' fixed maturity securities	566	13	-	-	579
Total fixed maturity securities	62,156	3,172	1,642	226	63,460
Equity Securities
Banking securities	266	6	96	-	176
Insurance securities	31	2	-	-	33
Other financial services securities	19	14	-	-	33
Other securities	61	7	-	-	68
Total equity securities	377	29	96	-	310
Total AFS securities	$62,533	$3,201	$1,738	$226	$63,770

	As of December 31, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$44,307	$2,260	$1,117	$71	$45,379
U.S. Government bonds	186	13	4	-	195
Foreign government bonds	488	26	9	-	505
MBS:
CMOs	6,112	258	307	157	5,906
MPTS	3,028	64	26	-	3,066
CMBS	2,436	49	354	-	2,131
ABS:
CDOs	189	11	33	9	158
CLNs	600	-	278	-	322
State and municipal bonds	2,009	14	55	-	1,968
Hybrid and redeemable preferred securities	1,402	36	250	-	1,188
Total fixed maturity securities	60,757	2,731	2,433	237	60,818
Equity Securities
Banking securities	266	-	119	-	147
Insurance securities	44	2	-	-	46
Other financial services securities	22	12	6	-	28
Other securities	50	7	-	-	57
Total equity securities	382	21	125	-	278
Total AFS securities	$61,139	$2,752	$2,558	$237	$61,096

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of March 31, 2010
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,312	$2,362
Due after one year through five years	12,935	13,656
Due after five years through ten years	17,734	18,676
Due after ten years	17,334	17,239
Subtotal	50,315	51,933
MBS	11,658	11,366
CDOs	183	161
Total fixed maturity AFS securities	$62,156	$63,460

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss), of AFS securities (in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$4,402	$182	$4,689	$702	$9,091	$884
U.S. Government bonds	37	2	13	2	50	4
Foreign government bonds	47	1	9	3	56	4
MBS:
CMOs	376	150	891	252	1,267	402
MPTS	1,076	10	62	9	1,138	19
CMBS	76	9	498	309	574	318
ABS CDOs	13	4	129	32	142	36
State and municipal bonds	905	20	58	9	963	29
Hybrid and redeemable
preferred securities	46	10	807	162	853	172
Total fixed maturity securities	6,978	388	7,156	1,480	14,134	1,868
Equity Securities
Banking securities	1	1	146	95	147	96
Insurance securities	8	-	-	-	8	-
Other financial services securities	7	-	-	-	7	-
Total equity securities	16	1	146	95	162	96
Total AFS securities	$6,994	$389	$7,302	$1,575	$14,296	$1,964

Total number of AFS securities in an unrealized loss position						1,513

	As of December 31, 2009
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$4,375	$236	$5,795	$952	$10,170	$1,188
U.S. Government bonds	44	4	3	-	47	4
Foreign government bonds	34	-	46	9	80	9
MBS:
CMOs	404	159	929	305	1,333	464
MPTS	1,293	14	81	12	1,374	26
CMBS	153	13	656	341	809	354
ABS:
CDOs	9	7	128	35	137	42
CLNs	-	-	322	278	322	278
State and municipal bonds	1,203	46	54	9	1,257	55
Hybrid and redeemable
preferred securities	105	5	819	245	924	250
Total fixed maturity securities	7,620	484	8,833	2,186	16,453	2,670
Equity Securities
Banking securities	124	119	-	-	124	119
Insurance securities	8	-	-	-	8	-
Other financial services securities	4	6	-	-	4	6
Other securities	-	-	-	-	-	-
Total equity securities	136	125	-	-	136	125
Total AFS securities	$7,756	$609	$8,833	$2,186	$16,589	$2,795

Total number of AFS securities in an unrealized loss position						1,735

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools that are most at risk of impairment based on factors discussed in Note 1 in our 2009 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of March 31, 2010
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$3,901	$3,116	$785
AFS securities backed by pools of commercial mortgages	953	613	340
Total	$4,854	$3,729	$1,125

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,714	$1,941	$773
AFS securities backed by pools of commercial mortgages	248	109	139
Total	$2,962	$2,050	$912

	As of December 31, 2009
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$4,316	$3,388	$928
AFS securities backed by pools of commercial mortgages	1,220	841	379
Total	$5,536	$4,229	$1,307

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,858	$1,948	$910
AFS securities backed by pools of commercial mortgages	311	164	147
Total	$3,169	$2,112	$1,057

For the three months ended March 31, 2010, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $43 million, pre-tax, and before associated amortization expense for DAC, VOBA, DSI and deferred front-end loads (“DFEL”), of which a $5 million decrease was recognized in OCI and a $48 million increase was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$222	$70	$2	44
Six months or greater, but less than nine months	34	13	-	16
Nine months or greater, but less than twelve months	193	48	79	42
Twelve months or greater	1,552	1,022	134	296
Total	$2,001	$1,153	$215	398

	As of December 31, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$434	$130	$4	81
Six months or greater, but less than nine months	118	61	-	25
Nine months or greater, but less than twelve months	427	165	100	96
Twelve months or greater	1,800	1,426	124	310
Total	$2,779	$1,782	$228	512

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Based upon this review, the cause of the $831 million decrease in our gross AFS securities unrealized losses for the three months ended March 31, 2010, was attributable primarily to increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads).  As discussed further below, we believe the unrealized loss position as of March 31, 2010, does not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2010, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2010, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the security and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of March 31, 2010, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Cash flow forecasts also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of March 31, 2010, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Balance as of beginning-of-year	$268	$31
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	2	72
Credit losses on securities for which an OTTI was previously recognized	27	-
Decreases attributable to:
Securities sold	(4)	-
Balance as of end-of-period	$293	$103

During the three months ended March 31, 2010, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	For the Three Months Ended March 31, 2010
		Gross		OTTI in
	Amortized	Unrealized	Fair	Credit
	Cost	OTTI	Value	Losses
Corporate bonds	$149	$58	$91	$57
MBS CMOs	412	145	267	236
Total	$561	$203	$358	$293

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 29% of mortgage loans as of March 31, 2010, and December 31, 2009.  The number of impaired mortgage loans and the carrying value of impaired mortgage loans (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
Number of impaired mortgage loans	8	9

Impaired mortgage loans	$66	$56
Valuation allowance associated with impaired mortgage loans	(19)	(22)
Carrying value of impaired mortgage loans	$47	$34

The average carrying value and associated interest income on the impaired mortgage loans (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Average carrying value for impaired loans	$40	$-

For the three months ended March 31, 2010, we have recognized and collected less than $1 million of interest income on impaired mortgage loans.  For the three months ended March 31, 2009, we did not recognize or collect interest income on impaired mortgage loans.

Alternative Investments

As of March 31, 2010, and December 31, 2009, alternative investments included investments in approximately 98 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Fixed maturity AFS securities:
Gross gains	$50	$55
Gross losses	(84)	(241)
Equity AFS securities:
Gross gains	-	3
Gross losses	(4)	(3)
Loss on other investments	(22)	(2)
Associated amortization expense of DAC, VOBA, DSI and DFEL and changes
in other contract holder funds and funds withheld reinsurance liabilities	4	55
Total realized loss on investments, excluding trading securities	(56)	(133)
Gain (loss) on certain derivative instruments	12	(17)
Total realized loss on investments and certain derivative instruments,
excluding trading securities	$(44)	$(150)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized loss on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$41	$82
MBS:
CMOs	24	81
ABS CDOs	1	-
Hybrid and redeemable preferred securities	5	1
Total fixed maturity securities	71	164
Equity securities:
Other financial services securities	3	-
Other securities	-	3
Total equity securities	3	3
Gross OTTI recognized in net income (loss)	74	167
Associated amortization expense of DAC, VOBA, DSI and DFEL	(21)	(45)
Net OTTI recognized in net income (loss), pre-tax	$53	$122

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$22	$112
Change in DAC, VOBA, DSI and DFEL	2	(23)
Net portion of OTTI recognized in OCI, pre-tax	$24	$89

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of March 31, 2010, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service, are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2010, 95% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2010, our corporate bond portfolio rated below investment grade had an amortized cost of $2.9 billion and a fair value of $2.6 billion.  As of March 31, 2010, 84% of the fair value of our ABS CDO portfolio was rated investment grade.  As of March 31, 2010, our ABS CDO portfolio rated below investment grade had an amortized cost of $20 million and fair value $27 million.  Based upon the analysis discussed above, we believed as of March 31, 2010, that we would recover the amortized cost of each corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the year ended March 31, 2010, the recovery as a percentage of amortized cost was 58% for corporate bonds and 0% for ABS CDOs.

Determination of Credit Losses on MBS

As of March 31, 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) and the fair value of the related investments included on our Consolidated Balance Sheets consisted of the following:

	As of March 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$613	$613	$617	$617
Securities pledged under securities lending agreements (2)	440	425	501	479
Securities pledged under reverse repurchase agreements (3)	335	350	344	359
Securities pledged for Treasury Asset-Backed Securities
Loan Facility ("TALF") (4)	340	384	345	386
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	112	100	111
Total payables for collateral on investments	$1,828	$1,884	$1,907	$1,952

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

Decrease in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Three
	Months Ended
	March 31,
	2010	2009
Collateral payable held for derivative investments	$(4)	$(1,194)
Securities pledged under securities lending agreements	(61)	(116)
Securities pledged under reverse repurchase agreements	(9)	(10)
Securities pledged for TALF	(5)	-
Total decrease in payables for collateral on investments	$(79)	$(1,320)

Investment Commitments

As of March 31, 2010, our investment commitments for fixed maturity AFS securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $845 million, which included $367 million of limited partnerships, $136 million of standby commitments to purchase real estate upon completion and leasing and $309 million of private placements.

Concentrations of Financial Instruments

As of March 31, 2010, and December 31, 2009, our most significant investment in one issuer was our investment securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.1 billion and $4.8 billion, or 7% and 6% of our invested assets portfolio totaling $78.5 billion and $75.9 billion, respectively.  As of March 31, 2010, and December 31, 2009, our most significant investment in one industry was our investment securities in the CMO industry with a fair value of $7.0 billion and $6.9 billion, or 9% of the invested assets portfolios, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount, as such, this amount will not agree to the AFS securities table above.

6.  Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swap agreements, interest rate futures, interest rate cap agreements, forward-starting interest rate swaps, consumer price index swaps, interest rate cap corridors and treasury locks.  Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps, currency futures and foreign currency forwards.  Call options based on our stock, call options based on the S&P 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy.  We also use credit default swaps as part of our credit risk management strategy.

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of March 31, 2010, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  We also had embedded derivatives that did not qualify as hedging instruments and derivative instruments that were economic hedges, but were not designed to meet the requirements to be accounted for as a hedge.  See Note 1 in our 2009 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

See Note 13 for additional disclosures related to our fair value of financial instruments and see Note 4 for information related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	84	$586	$27	$(48)	$-	$-
Foreign currency swaps (1)	13	340	39	(10)	-	-
Total cash flow hedges	97	926	66	(58)	-	-
Fair value hedges:
Interest rate swap agreements (1)	4	1,175	63	-	-	-
Equity collars (1)	1	49	124	-	-	-
Total fair value hedges	5	1,224	187	-	-	-
Total derivative instruments
designated and qualifying as
hedging instruments	102	2,150	253	(58)	-	-
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	15	750	-	-	-	-
Interest rate futures (1)	18,458	2,529	-	-	-	-
Equity futures (1)	20,998	1,236	-	-	-	-
Interest rate swap agreements (1)	81	6,891	34	(384)	-	-
Credit default swaps (2)	12	196	-	-	-	(44)
Total return swaps (1)	1	105	-	-	-	-
Put options (1)	120	4,293	859	-	-	-
Call options (based on S&P 500) (1)	554	3,520	248	-	-	-
Variance swaps (1)	30	22	20	(11)	-	-
Currency futures (1)	4,855	703	-	-	-	-
Consumer price index swaps (1)	50	44	-	(1)	-	-
Interest rate cap corridors (1)	14	1,700	12	-	-	-
Embedded derivatives:
Deferred compensation plans (2)	6	-	-	-	-	(300)
Indexed annuity contracts (3)	111,805	-	-	-	-	(457)
GLB embedded derivative reserves (3)	271,661	-	-	-	356	(851)
Reinsurance related embedded
derivatives (4)	-	-	-	-	-	(47)
AFS securities embedded derivatives (1)	2	-	20	-	-	-
Total derivative instruments not
designated and not qualifying
as hedging instruments	428,662	21,989	1,193	(396)	356	(1,699)
Total derivative instruments	428,764	$24,139	$1,446	$(454)	$356	$(1,699)

	As of December 31, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	85	$620	$24	$(45)	$-	$-
Foreign currency swaps (1)	13	340	33	(19)	-	-
Total cash flow hedges	98	960	57	(64)	-	-
Fair value hedges:
Interest rate swap agreements (1)	1	375	54	-	-	-
Equity collars (1)	1	49	135	-	-	-
Total fair value hedges	2	424	189	-	-	-
Total derivative instruments
designated and qualifying
as hedging instruments	100	1,384	246	(64)	-	-
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	20	1,000	-	-	-	-
Interest rate futures (1)	19,073	2,333	-	-	-	-
Equity futures (1)	21,149	1,147	-	-	-	-
Interest rate swap agreements (1)	81	6,232	63	(349)	-	-
Foreign currency forwards (1)	19	1,016	12	(110)	-	-
Credit default swaps (2)	14	220	-	-	-	(65)
Total return swaps (1)	2	156	-	-	-	-
Put options (1)	114	4,093	934	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	559	3,440	215	-	-	-
Variance swaps (1)	36	26	66	(22)	-	-
Currency futures (1)	3,664	505	-	-	-	-
Embedded derivatives:
Deferred compensation plans (2)	6	-	-	-	-	(332)
Indexed annuity contracts (3)	108,119	-	-	-	-	(419)
GLB embedded derivative reserves (3)	261,309	-	-	-	308	(984)
Reinsurance related embedded
derivatives (4)	-	-	-	-	-	(31)
AFS securities embedded derivatives (1)	2	-	19	-	-	-
Total derivative instruments not
designated and not qualifying
as hedging instruments	414,168	20,177	1,309	(481)	308	(1,831)
Total derivative instruments	414,268	$21,561	$1,555	$(545)	$308	$(1,831)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of March 31, 2010
	Less Than	1 – 5	5 – 10	10 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$-	$73	$243	$270	$-	$586
Foreign currency swaps	-	94	165	81	-	340
Total cash flow hedges	-	167	408	351	-	926
Fair value hedges:
Interest rate swap agreements	-	800	-	375	-	1,175
Equity collars	49	-	-	-	-	49
Total fair value hedges	49	800	-	375	-	1,224
Total derivative instruments designated
and qualifying as hedging instruments	49	967	408	726	-	2,150
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements	650	100	-	-	-	750
Interest rate futures	2,529	-	-	-	-	2,529
Equity futures	1,236	-	-	-	-	1,236
Interest rate swap agreements	395	1,778	1,444	3,274	-	6,891
Credit default swaps	10	40	146	-	-	196
Total return swaps	105	-	-	-	-	105
Put options	-	1,464	2,754	75	-	4,293
Call options (based on S&P 500)	2,689	831		-	-	3,520
Variance swaps	-	2	20	-	-	22
Currency futures	703	-	-	-	-	703
Consumer price index swaps	3	11	12	16	2	44
Interest rate cap corridors	-	-	1,700	-	-	1,700
Total derivative instruments not designated
and not qualifying as hedging instruments	8,320	4,226	6,076	3,365	2	21,989
Total derivative instruments
with notional amounts	$8,369	$5,193	$6,484	$4,091	$2	$24,139

The change in our unrealized gain on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Other comprehensive income (loss):
Unrealized holding losses arising during the period:
Cash flow hedges:
Interest rate swap agreements	-	3
Foreign currency swaps	15	2
Fair value hedges:
Interest rate swap agreements	1	(1)
Net investment in foreign subsidiary	-	(74)
Change in DAC, VOBA, DSI, and DFEL	2	7
Income tax benefit	(6)	(4)
Less:
Reclassification adjustment for gains included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	1	1
Foreign currency swaps (1)	1	1
Fair value hedges:
Interest rate swap agreements (2)	1	1
Income tax expense	(1)	(1)
Balance as of end-of-period	$21	$58

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The settlement payments and mark-to-market adjustments on derivative instruments (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$2	$1
Foreign currency swaps (1)	1	1
Total cash flow hedges	3	2
Fair value hedges:
Interest rate swap agreements (2)	8	4
Equity collars (3)	-	(1)
Total fair value hedges	8	3
Total derivative instruments designated and qualifying as hedging
instruments	11	5
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate futures (3)	35	(328)
Equity futures (3)	(93)	248
Interest rate swap agreements (3)	(19)	(311)
Foreign currency forwards (1)	43	4
Credit default swaps (3)	10	(16)
Total return swaps (4)	4	(9)
Put options (3)	(109)	45
Call options (based on S&P 500) (3)	36	(18)
Variance swaps (3)	(47)	(31)
Currency futures (3)	(15)	-
Consumer price index swaps (3)	(1)	-
Embedded derivatives:
Deferred compensation plans (4)	(2)	7
Indexed annuity contracts (3)	39	11
GLB embedded derivative reserves (3)	189	178
Reinsurance related embedded derivatives (3)	(16)	76
Total derivative instruments not designated and not qualifying as hedging
instruments	54	(144)
Total derivative instruments	$65	$(139)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized loss on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Ineffective portion recognized in realized loss	$-	$-
Gain recognized as a component of OCI with the offset to:
Net investment income	3	2

As of March 31, 2010, $4 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities and the periodic vesting of stock appreciation rights (“SARs”).

For the three months ended March 31, 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the interest rate risk to our exposure to floating rate bond coupon payments, replicating a fixed rate bond.  An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates.  We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts or payments from these interest rate swaps are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.  The gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income (loss) as the related bond interest is accrued.

In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate.  The net receipts or payments from these interest rate swaps are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

As of March 31, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was January 2040.

Foreign Currency Swaps

We use foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.  A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.  The gains or losses on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income (loss) as the related bond interest is accrued.

As of March 31, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

We designate and account for interest rate swap agreements and equity collars as fair value hedges, when they have met the requirements of the Derivatives and Hedging Topic of the FASB ASC.  Information related to our fair value hedges (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Ineffective portion recognized in realized loss	$1	$(1)
Gain recognized as a component of OCI with the offset to interest expense	1	1

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace.  We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, we receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts or payments from these interest rate swaps are recorded as an adjustment to the interest expense for the debt being hedged.  The changes in fair value of the interest rate swap are recorded on our Consolidated Statements of Income (Loss) as specified in the table above in the period of change, along with the offsetting changes in fair value of the debt being hedged.

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

Derivative Instruments Designated and Qualifying as a Net Investment in Former Foreign Subsidiary

We used foreign currency forwards to hedge a portion of our net investment in our former foreign subsidiary, Lincoln UK.  The foreign currency forwards obligated us to deliver a specified amount of currency at a future date at a specified exchange rate. The foreign currency forwards outstanding as of December 31, 2008, were terminated on February 5, 2009.  The gain on the termination of the foreign currency forwards of $38 million was recorded in OCI.  During 2009, we entered into foreign currency forwards to hedge a significant portion of the foreign currency fluctuations associated with the expected proceeds from the sale of Lincoln UK.  The loss upon the termination of these foreign currency contracts of $12 million was also recorded in OCI.

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

Foreign Currency Forwards

We used foreign currency forward contracts to hedge dividends received from our former subsidiary, Lincoln UK.  The foreign currency forward contracts obligated us to deliver a specified amount of currency at a future date and a specified exchange rate.  The contracts did not qualify for hedge accounting under the Derivatives and Hedging Topic of the FASB ASC.  Therefore, all gains or losses on the foreign currency forward contracts were recorded on our Consolidated Statements of Income (Loss) as specified in the above table.

Credit Default Swaps

We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.  Our credit default swaps are not currently qualified for hedge accounting treatment.

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

Information related to our open credit default swap liabilities for which we are the seller (in millions) was as follows:

As of March 31, 2010
			Credit
	Reason	Nature	Rating of		Maximum
	for	of	Counter-	Fair	Potential
Maturity	Entering	Recourse	party	Value (1)	Payout

6/20/2010	(2)	(4)	A1/A	$-	$10
12/20/2012	(3)	(4)	Aa3/A+	-	10
12/20/2012	(3)	(4)	Aa3/A+	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2016	(3)	(4)	A2/A (5)	(10)	24
12/20/2016	(3)	(4)	A2/A (5)	(8)	24
3/20/2017	(3)	(4)	A2/A (5)	(3)	22
3/20/2017	(3)	(4)	A2/A (5)	(4)	18
3/20/2017	(3)	(4)	A2/A (5)	(12)	17
3/20/2017	(3)	(4)	A2/A (5)	(3)	17
3/20/2017	(3)	(4)	A2/A (5)	(4)	23
				$(44)	$195

As of December 31, 2009
			Credit
	Reason	Nature	Rating of		Maximum
	for	of	Counter-	Fair	Potential
Maturity	Entering	Recourse	party	Value (1)	Payout

3/20/2010	(2)	(4)	A2/A	$-	$10
6/20/2010	(2)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	Aa3/A+	-	10
12/20/2012	(3)	(4)	Aa3/A+	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2012	(3)	(4)	A1/A	-	10
12/20/2016	(3)	(4)	A2/A (5)	(11)	24
12/20/2016	(3)	(4)	A2/A (5)	(8)	24
3/20/2017	(3)	(4)	A2/A (5)	(3)	23
3/20/2017	(3)	(4)	A2/A (5)	(9)	22
3/20/2017	(3)	(4)	A2/A (5)	(5)	18
3/20/2017	(3)	(4)	A2/A (5)	(13)	18
3/20/2017	(3)	(4)	A2/A (5)	(4)	17
3/20/2017	(3)	(4)	A2/A (5)	(12)	14
				$(65)	$220

(1)	Broker quotes are used to determine the market value of credit default swaps.
(2)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.
(3)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(4)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(5)	These credit default swaps were sold to a counter party of the consolidated VIEs as discussed in Note 4.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2010	2009

Maximum potential payout	$195	$220
Less:
Counterparty thresholds	30	30
Maximum collateral potentially required to post	$165	$190

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  In the event that these netting agreements were not in place, fair values of the associated investments, counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash would have required that we post approximately $34 million as of March 31, 2010.

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

Consumer Price Index Swaps

We use consumer price index swaps to hedge the liability exposure on certain options in fixed/indexed annuity products.  Consumer price index swaps are contracts entered into at no cost and whose payoff is the difference between the consumer price index inflation rate and the fixed rate determined as of inception.  The change in market value and periodic cash settlements are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.

Interest Rate Cap Corridors

Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate.  For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate.  The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate.  There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.  The purpose of our interest rate cap agreement program is to provide a level of protection from the effect of rising interest rates for our annuity business, within our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  The interest rate cap agreements provide an economic hedge of the annuity line of business.  However, the interest rate cap agreements do not qualify for hedge accounting treatment.

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

Guaranteed Living Benefit (“GLB”) Embedded Derivative Reserves

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  The change in embedded derivative reserves flows through our Consolidated Statements of Income (Loss) as specified in the table above.  As of March 31, 2010, we had $25.2 billion of account values that were attributable to variable annuities with a GWB feature and $9.8 billion of account values that were attributable to variable annuities with a GIB feature.

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

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance arrangements and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives as they occur are recorded on our Consolidated Statements of Income (Loss) as specified in the table above.  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld reinsurance agreement on our disability income business was released due to the rescission of the underlying reinsurance agreement.

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

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2010, the nonperformance risk adjustment was $6 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2010, the exposure was $294 million. The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2010		As of December 31, 2009
		Collateral		Collateral
	Collateral	Posted by	Collateral	Posted by
S&P	Posted by	LNC	Posted by	LNC
Credit	Counterparty	(Held by	Counterparty	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	party)	LNC)	party)

AAA	$3	$-	$3	$-
AA	120	-	140	-
AA-	265	-	272	(17)
A+	168	(18)	171	(13)
A	303	(205)	331	(240)
	$859	$(223)	$917	$(270)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 27% and 11% for the three months ended March 31, 2010, and 2009, respectively.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.  In addition, during the first quarter of 2009, the effective tax rate was also impacted as a result of the goodwill impairment related to our Retirement Solutions – Annuities reporting segment, which did not have a corresponding tax effect.

Federal income tax benefit for the first three months of 2009 included an increase of $56 million related to favorable adjustments from the 2008 tax return, filed in the first quarter of 2009, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.

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

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	March 31,	December 31,
	2010	2009
Return of Net Deposits
Total account value	$46,638	$44,712
Net amount at risk (1)	1,494	1,888
Average attained age of contract holders	57 years	57 years
Minimum Return
Total account value	$198	$203
Net amount at risk (1)	58	65
Average attained age of contract holders	70 years	69 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$22,054	$21,431
Net amount at risk (1)	3,437	4,021
Average attained age of contract holders	66 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing March 31, 2010 to December 31, 2009, was attributable primarily to the rise in equity markets and associated increase in the account values.

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

	For the Three
	Months Ended
	March 31,
	2010	2009
Balance as of beginning-of-year	$71	$277
Changes in reserves	13	132
Benefits paid	(24)	(65)
Balance as of end-of-period	$60	$344

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
Asset Type
Domestic equity	$33,853	$32,489
International equity	12,791	12,379
Bonds	10,617	9,942
Money market	6,679	6,373
Total	$63,940	$61,183

Percent of total variable annuity separate account values	97%	97%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 40% of permanent life insurance in force as of March 31, 2010, and approximately 61% of total sales for these products in 2010.

9.  Contingencies and Commitments

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

As of March 31, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $136 million and $220 million, respectively.  During the first quarter of 2010, we funded commitments of $59 million and the fair value of the associated real estate of $31 million was included on our Consolidated Balance Sheets.  During the first quarter of 2010, we recorded an $8 million loss in addition to the estimated loss of $69 million recorded in 2009.

We have continued to suspend entering into new standby real estate commitments.

10.  Shares and Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Series A Preferred Stock
Balance as of beginning-of-year	11,497	11,565
Conversion of convertible preferred stock (1)	(132)	-
Balance as of end-of-period	11,365	11,565

Series B Preferred Stock
Balance as of beginning-of-year	950,000	-
Balance as of end-of-period	950,000	-

Common Stock
Balance as of beginning-of-year	302,223,281	255,869,859
Conversion of convertible preferred stock (1)	2,112	-
Stock compensation/issued for benefit plans	259,734	196,159
Retirement/cancellation of shares	(18,093)	(19,915)
Balance as of end-of-period	302,467,034	256,046,103

Common stock as of end-of-period:
Assuming conversion of preferred stock	302,648,874	256,231,143
Diluted basis	312,965,633	258,058,158

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Weighted-average shares, as used in basic calculation	302,221,901	255,558,961
Shares to cover exercise of CPP warrant	13,049,451	-
Shares to cover conversion of preferred stock	183,459	185,040
Shares to cover non-vested stock	603,861	505,610
Average stock options outstanding during the period	780,617	14,853
Assumed acquisition of shares with assumed
proceeds from exercising CPP warrant	(5,428,421)	-
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(515,391)	(11,612)
Shares repurchaseable from measured but
unrecognized stock option expense	(162,378)	(2,466)
Average deferred compensation shares (1)	1,355,432	1,538,997
Weighted-average shares, as used in diluted calculation (2)	312,088,531	257,789,383

(1)
Participants in our deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock.  The obligation to satisfy these deferred compensation plan liabilities is dilutive.

(2)
As a result of a loss from continuing operations for the first quarter of 2009, shares used in the EPS calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above.

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Three
	Months Ended
	March 31,
	2010	2009
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$49	$(2,654)
Cumulative effect from adoption of new accounting standards	181	(84)
Unrealized holding gains (losses) arising during the period	953	(224)
Change in DAC, VOBA, DSI and other contract holder funds	(386)	161
Income tax benefit (expense)	(199)	15
Change in foreign currency exchange rate adjustment	(13)	(17)
Less:
Reclassification adjustment for losses included in net income	(38)	(186)
Reclassification adjustment for gains (losses) on derivatives included in net income	11	(29)
Associated amortization of DAC, VOBA, DSI and DFEL	4	55
Income tax benefit	8	56
Balance as of end-of-period	$600	$(2,699)
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(115)	$-
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(18)
Portion of OTTI recognized in OCI during the period	(22)	(112)
Change in DAC, VOBA, DSI and DFEL	(2)	23
Income tax benefit	8	31
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	33	-
Change in DAC, VOBA, DSI and DFEL	(7)	-
Income tax expense	(9)	-
Balance as of end-of-period	$(114)	$(76)
Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Unrealized holding gains (losses) arising during the period	8	(94)
Change in DAC, VOBA, DSI and DFEL	2	7
Income tax benefit (expense)	(9)	3
Change in foreign currency exchange rate adjustment	17	4
Less:
Reclassification adjustment for gains (losses) included in net income	12	(17)
Income tax benefit (expense)	(4)	6
Balance as of end-of-period	$21	$58
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$3	$6
Foreign currency translation adjustment arising during the period	(2)	29
Income tax benefit (expense)	1	(12)
Balance as of end-of-period	$2	$23
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(210)	$(282)
Adjustment arising during the period	5	2
Income tax expense	(2)	(1)
Balance as of end-of-period	$(207)	$(281)

11.  Realized Loss

Details underlying realized loss (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Total realized loss on investments and certain
derivative instruments, excluding trading securities (1)	$(44)	$(150)
Gain on certain reinsurance derivative/trading securities (2)	2	22
Indexed annuity net derivative results (3):
Gross gain	4	1
Associated amortization expense of DAC, VOBA, DSI and DFEL	(2)	-
Guaranteed living benefits (4):
Gross gain (loss)	39	(94)
Associated amortization expense of DAC, VOBA, DSI and DFEL	(12)	(20)
Guaranteed death benefits (5):
Gross gain (loss)	(15)	57
Associated amortization benefit (expense) of DAC, VOBA, DSI and DFEL	2	(12)
Total realized loss	$(26)	$(196)

(1)	See “Realized Loss Related to Investments” section in Note 5.
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

12.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents and directors that provide for the issuance of various equity awards including stock options, stock incentive awards (“performance shares”), salary paid in shares of our common stock (“salary shares”), SARs, restricted stock, restricted stock units and deferred stock units.  In addition, as required under the Troubled Asset Relief Program Capital Purchase Program (“CPP”), we have complied with enhanced compensation restrictions for certain executives and employees in granting equity compensation to those employees.

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2010
Awards
10-year LNC stock options	183,931
Non-employee director stock options	42,921
Non-employee agent stock options	29,183
Restricted stock units	616,808
SARs	119,850
Salary shares	38,923
Director deferred stock units	6,932

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity	$62,881	$62,881	$60,818	$60,818
VIEs' fixed maturity	579	579	-	-
Equity	310	310	278	278
Trading securities	2,532	2,532	2,505	2,505
Mortgage loans on real estate	7,013	7,270	7,178	7,316
Derivative instruments	992	992	1,010	1,010
Other investments	1,047	1,047	1,057	1,057
Cash and invested cash	3,445	3,445	4,025	4,025
Separate account assets	76,429	76,429	73,500	73,500
Liabilities
Future contract benefits:
Indexed annuity contracts	(457)	(457)	(419)	(419)
GLB embedded derivative reserves	(495)	(495)	(676)	(676)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,029)	(1,029)	(940)	(940)
Account value of certain investment contracts	(24,640)	(25,024)	(24,114)	(24,323)
Short-term debt (1)	(101)	(101)	(350)	(349)
Long-term debt	(5,060)	(5,108)	(5,050)	(4,759)
Reinsurance related embedded derivatives	(47)	(47)	(31)	(31)
Variable interest entities' liabilities	(229)	(229)	-	-
Other liabilities:
Deferred compensation plans	(300)	(300)	(332)	(332)
Credit default swaps	(44)	(44)	(65)	(65)

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2009, related to current maturities of long-term debt.

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate on our Consolidated Balance Sheets is established using a discounted cash flow method based on credit rating, maturity and future income.  The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, quality of tenancy, borrower and payment record.  The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent.

Other Investments

The carrying value of our assets classified as other investments on our Consolidated Balance Sheets approximates their fair value.  Other investments include LPs and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Other contract holder funds on our Consolidated Balance Sheets include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2010, and December 31, 2009, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

Short-term and Long-term Debt

The fair value of long-term debt on our Consolidated Balance Sheets is based on quoted market prices or estimated using discounted cash flow analysis determined in conjunction with our incremental borrowing rate as of the balance sheet date for similar types of borrowing arrangements where quoted prices are not available.  For short-term debt on our Consolidated Balance Sheets, excluding current maturities of long-term debt, the carrying value approximates fair value.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2010, or December 31, 2009, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of March 31, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$56	$44,929	$2,299	$47,284
U.S. Government bonds	165	32	2	199
Foreign government bonds	-	366	90	456
MBS:
CMOs	-	5,874	31	5,905
MPTS	-	3,151	174	3,325
CMBS	-	1,886	250	2,136
ABS CDOs	-	2	159	161
State and municipal bonds	-	2,198	-	2,198
Hybrid and redeemable preferred stocks	15	1,085	117	1,217
VIEs' fixed maturity AFS securities	-	579	-	579
Equity AFS securities:
Banking securities	29	147	-	176
Insurance securities	3	-	30	33
Other financial services securities	-	6	27	33
Other securities	32	2	34	68
Trading securities	1	2,456	75	2,532
Derivative investments	-	(289)	1,281	992
Cash and invested cash	-	3,445	-	3,445
Separate account assets	-	76,429	-	76,429
Total assets	$301	$142,298	$4,569	$147,168
Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(457)	$(457)
GLB embedded derivative reserves	-	-	(495)	(495)
Reinsurance related embedded derivatives	-	(47)	-	(47)
Variable interest entities' liabilities	-	-	(229)	(229)
Other liabilities:
Deferred compensation plans	-	-	(300)	(300)
Credit default swaps	-	-	(44)	(44)
Total liabilities	$-	$(47)	$(1,525)	$(1,572)

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$57	$43,234	$2,088	$45,379
U.S. Government bonds	158	34	3	195
Foreign government bonds	-	413	92	505
MBS:
CMOs	-	5,871	35	5,906
MPTS	-	2,965	101	3,066
CMBS	-	1,872	259	2,131
ABS:
CDOs	-	5	153	158
CLNs	-	-	322	322
State and municipal bonds	-	1,968	-	1,968
Hybrid and redeemable preferred stocks	15	1,035	138	1,188
Equity AFS securities:
Banking securities	23	124	-	147
Insurance securities	3	-	43	46
Other financial services securities	-	6	22	28
Other securities	34	-	23	57
Trading securities	3	2,411	91	2,505
Derivative investments	-	(358)	1,368	1,010
Cash and invested cash	-	4,025	-	4,025
Separate account assets	-	73,500	-	73,500
Total assets	$293	$137,105	$4,738	$142,136
Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(419)	$(419)
GLB embedded derivative reserves	-	-	(676)	(676)
Reinsurance related embedded derivatives	-	(31)	-	(31)
Other liabilities:
Deferred compensation plans	-	-	(332)	(332)
Credit default swaps	-	-	(65)	(65)
Total liabilities	$-	$(31)	$(1,492)	$(1,523)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2010
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,088	$(4)	$(6)	$(61)	$282	$2,299
U.S. Government bonds	3	-	-	(1)	-	2
Foreign government bonds	92	-	-	(3)	1	90
MBS:
CMOs	35	(1)	1	(2)	(2)	31
MPTS	101	-	1	72	-	174
CMBS	259	-	13	(18)	(4)	250
ABS:
CDOs	153	-	10	(4)	-	159
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable
preferred stocks	138	-	(26)	1	4	117
Equity AFS securities:
Insurance securities	43	-	-	(13)	-	30
Other financial services securities	22	(3)	8	-	-	27
Other securities	23	-	-	11	-	34
Trading securities	91	1	(16)	(3)	2	75
Derivative investments	1,368	(132)	3	42	-	1,281
Future contract benefits:
Indexed annuity contracts	(419)	(39)	-	1	-	(457)
GLB embedded derivative reserves	(676)	230	-	(49)	-	(495)
Variable interest entities' liabilities	-	(4)	-	-	(225)	(229)
Other liabilities:
Deferred compensation plans	(332)	(2)	-	34	-	(300)
Credit default swaps	(65)	10	-	11	-	(44)
Total, net	$3,246	$56	$266	$18	$(542)	$3,044

	For the Three Months Ended March 31, 2009
				Sales,	Transfers
		Items		Issuances,	In or
		Included	Gains	Maturities,	Out
	Beginning	in	(Losses)	Settlements,	of	Ending
	Fair	Net	in	Calls,	Level 3,	Fair
	Value	Income	OCI	Net	Net (1)	Value
Investments:
Fixed maturity AFS securities:
Corporate bonds	$2,357	$(17)	$(40)	$81	$(279)	$2,102
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	-	(1)	(1)	-	58
MBS:
CMOs	161	(3)	(4)	-	(21)	133
MPTS	18	-	-	-	(10)	8
CMBS	244	-	4	(2)	-	246
ABS:
CDOs	151	1	(39)	(1)	-	112
CLNs	50	-	32	-	-	82
State and municipal bonds	125	-	-	-	-	125
Hybrid and redeemable
preferred stocks	97	-	(16)	3	5	89
Equity AFS securities:
Insurance securities	51	-	(4)	-	-	47
Other financial services securities	20	(3)	(3)	(3)	-	11
Other securities	23	3	(2)	(1)	-	23
Trading securities	81	(4)	-	-	1	78
Derivative investments	2,148	24	-	(27)	-	2,145
Future contract benefits:
Indexed annuity contracts	(252)	11	-	(12)	-	(253)
GLB embedded derivative reserves	(2,904)	336	-	(37)	-	(2,605)
Other liabilities:
Deferred compensation plans	(336)	7	-	-	-	(329)
Credit default swaps	(51)	(16)	-	-	-	(67)
Total, net	$2,046	$339	$(73)	$-	$(304)	$2,008

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

	For the Three Months Ended March 31, 2010
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (1)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$-	$(18)	$14	$-	$(4)
MBS:
CMOs	-	(1)	-	-	(1)
ABS CDOs	-	(1)	1	-	-
Equity AFS securities:
Other financial services securities	-	(3)	-	-	(3)
Trading securities (2)	1	-	-	-	1
Derivative investments (3)	-	-	(15)	(117)	(132)
Future contract benefits:
Indexed annuity contracts	-	-	6	(45)	(39)
GLB embedded derivative reserves	-	-	9	221	230
Variable interest entities' liabilities	-	-	-	(4)	(4)
Other liabilities:
Deferred compensation plans	-	-	-	(2)	(2)
Credit default swaps	-	-	1	9	10
Total, net	$1	$(23)	$16	$62	$56

	For the Three Months Ended March 31, 2009
			Gains
			(Losses)
			from
			Sales,	Unrealized
	(Amortization)		Maturities,	Holding
	Accretion,		Settlements,	Gains
	Net	OTTI	Calls	(Losses) (1)	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$1	$(15)	$(3)	$-	$(17)
MBS:
CMOs	-	(3)	-	-	(3)
ABS CDOs	-	-	1	-	1
Equity AFS securities:
Other financial services securities	-	(3)	-	-	(3)
Other securities	-	-	3	-	3
Trading securities (2)	1	-	-	(5)	(4)
Derivative investments (3)	-	-	(28)	52	24
Future contract benefits:
Indexed annuity contracts	-	-	10	1	11
GLB embedded derivative reserves	-	-	16	320	336
Other liabilities:
Deferred compensation plans	-	-	-	7	7
Credit default swaps	-	-	-	(16)	(16)
Total, net	$2	$(21)	$(1)	$359	$339

(1)	This change in unrealized gains or losses relates to assets and liabilities that we still held as of March 31, 2010, or March 31, 2009, as applicable.
(2)
Amortization and accretion, net and unrealized holding losses are included in net investment income on our Consolidated Statements of Income (Loss).  All other amounts are included in realized loss on our Consolidated Statements of Income (Loss).

(3)	All amounts are included in realized loss on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months
	Ended March 31, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$401	$(119)	$282
Foreign government bonds	1	-	1
MBS:
CMOs	-	(2)	(2)
CMBS	-	(4)	(4)
ABS:
CLNs	-	(600)	(600)
Hybrid and redeemable preferred stocks	4	-	4
Trading securities	2	-	2
Variable interest entities' liabilities	(225)	-	(225)
Total, net	$183	$(725)	$(542)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2010, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively, and for the CLNs transfer out of Level 3, it related to new accounting guidance that is discussed in Note 4.  For the three months ended March 31, 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

14.  Segment Information

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

Other Operations

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and debt costs.  We are actively managing our remaining radio station clusters to maximize performance and future value.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$630	$522
Defined Contribution	240	218
Total Retirement Solutions	870	740
Insurance Solutions:
Life Insurance	1,128	1,076
Group Protection	445	422
Total Insurance Solutions	1,573	1,498
Other Operations	124	105
Excluded realized loss, pre-tax	(41)	(208)
Amortization of deferred gains from reserve changes
on business sold through reinsurance, pre-tax	1	1
Amortization income of DFEL associated with
benefit ratio unlocking, pre-tax	-	(4)
Total revenues	$2,527	$2,132

	For the Three
	Months Ended
	March 31,
	2010	2009
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$119	$74
Defined Contribution	36	30
Total Retirement Solutions	155	104
Insurance Solutions:
Life Insurance	137	142
Group Protection	21	26
Total Insurance Solutions	158	168
Other Operations	(37)	(109)
Excluded realized loss, after-tax	(27)	(136)
Gain on early extinguishment of debt, after-tax	-	42
Impairment of intangibles, after-tax	-	(604)
Benefit ratio unlocking, after-tax	6	(52)
Income (loss) from continuing operations, after-tax	255	(587)
Income from discontinued operations, after-tax	28	8
Net income (loss)	$283	$(579)

15.  Supplemental Disclosures of Cash Flow

For details related to our business dispositions, see Note 3.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2010, compared with December 31, 2009, and the results of operations for the three months ended March 31, 2010, compared with the corresponding period in 2009 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2010.

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
▪
Change in the fair value of the embedded derivatives of our guaranteed living benefit (“GLB”) riders within our variable annuities accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) (“embedded derivative reserves”), net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves, the net of which is referred to as “GLB net derivative results”; and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“indexed annuity forward-starting option”).

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

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we report operating revenues and income (loss) from operations by segment in Note 14.  Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

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
•
The cost and other consequences of our participation in the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), including the impact of existing regulation and future regulations to which we may become subject;

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

The risks included here are not exhaustive.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could impact our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group protection.

We provide products and services in two operating businesses and report results through four business segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
Group Protection

These operating businesses and their segments are described in “Part I – Item 1. Business” of our 2009 Form 10-K.

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Other Operations also includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net assets; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; our run-off Institutional Pension business; and debt costs.

Our former Lincoln UK and Investment Management segments are reported in discontinued operations for all periods presented.  See “Acquisitions and Dispositions” in our 2009 Form 10-K and Note 3 for more information.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Subsequent to the first quarter of 2009, the capital and credit markets improved following a period of extreme volatility and disruption that affected both equity market returns and interest rates.  During this period, credit spreads widened across asset classes and reduced liquidity in the credit markets.  The price of our common stock increased during 2009 and into 2010 to close at $30.70 on March 31, 2010, as compared to $24.88 on December 31, 2009, after having traded at a low of $4.90 during the first quarter of 2009.  We also experienced a series of ratings downgrades primarily from February 2009 to May 2009 as depressed capital markets continued to strain our liquidity as we prepared to fund debt maturities in the second quarter of 2009; however, during June of 2009 and following the announcement of our planned capital actions, all four of the major independent rating agencies affirmed our financial strength ratings, and Standard & Poor’s (“S&P”) improved its outlook on our company to stable from negative.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K.

Although market conditions have improved, the National Bureau of Economic Research (“NBER”), a panel of economists charged with officially designating business cycles, announced in April 2010 that it cannot yet declare an end to the recession that began in December 2007, as the timing of an upward turn in the economy has been harder to discern than in the past.  An NBER committee stated that a determination of the “trough” date based on current data would be premature.  The prior significant decline in the equity markets continues to constrain growth of average account values.  In the face of these capital market challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.  During the first quarter of 2010, we experienced higher deposits and net flows than in the comparable period of 2009.

The markets have primarily impacted the following areas:

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets, as well as, to a lesser extent, our Insurance Solutions – Life Insurance segment.  We discuss the earnings impact of the equity markets on account values and the related asset-based earnings below in “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”  From December 31, 2009, to March 31, 2010, our account values were up $4.3 billion driven by strong deposits, positive net flows and continuing improvements in the equity markets.  During this time, the daily average value of the S&P 500 Index® (“S&P 500”) increased 3%, and it increased approximately 38% from the first quarter of 2009.

Investment Income on Alternative Investments

We believe that overall market conditions in both the equity and credit markets caused our alternative investments portfolio, which consists primarily of hedge funds and various limited partnership investments, to perform consistently with our long-term return expectations.  These investments impact primarily our Insurance Solutions – Life Insurance segment and to a lesser extent our other segments.  See “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments” in our 2009 Form 10-K and “Consolidated Investments – Alternative Investments” below for additional information on our investment portfolio.

Variable Annuity Hedge Program Results

We offer variable annuity products with living benefit guarantees.  As described in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” in our 2009 Form 10-K, we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the GLB embedded derivatives in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves.  These results are excluded from the Retirement Solutions – Annuities and Defined Contribution segments’ operating revenues and income from operations.  See “Realized Loss – Operating Realized Gain – GLB” for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserve.

We also offer variable products with death benefit guarantees.  As described in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits” in our 2009 Form 10-K, we use derivative instruments to attempt to hedge the income statement impact in the opposite direction of the GDB benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses that reduced net income by $27 million for the first quarter of 2010, and included credit-related write-downs of securities for other-than-temporary impairments (“OTTI”) of $34 million.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment like we did in late 2008 and early 2009, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads) as of March 31, 2010, compared to December 31, 2009, have resulted in the $802 million decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of March 31, 2010.

TARP CPP

We issued $950 million of preferred stock and a common stock warrant through the U.S. Treasury’s TARP CPP in the third quarter of 2009 as a means to strengthen our capital position during the financial crisis that began in the fourth quarter of 2008. As a result of the improvements in the economy and capital markets since the beginning of the year as well as the strength of our business model and our capital position, we are likely to accelerate our timeframe for repayment of the U.S. Treasury’s CPP investment prior to the second half of 2010. Our ability to make this repayment may be subject to conditions from the U.S. Government, such as a requirement that we must raise additional equity capital. Our ability to raise such capital will in turn depend on a variety of considerations, including, but not limited to, the terms on which we could raise it and any potential effect to our shareholders. The timing of our repayment is contingent upon our negotiations with the U.S. Government on terms and conditions and the absence of any significant adverse economic or capital markets developments.

Issues and Outlook

For the remainder of 2010, significant issues include:

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

•
Evaluating our ability to and the timing of when we may seek to repay the TARP CPP preferred stock funds and negotiating with the U.S. Government on the terms of repayment, which may be subject to conditions, including a requirement that we raise additional capital; and

•
Continuing focus by the government on tax and healthcare reform including potential changes in company dividends-received deduction (“DRD”) calculations, which may affect the value and profitability of our products and overall earnings.

In the face of these issues and potential issues, we expect to focus on the following throughout the remainder of 2010:

•	Executing on our plan to repay the U.S. Government $950 million related to the preferred stock that we issued for our participation in the TARP CPP as discussed further above;
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

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Critical Accounting Policies and Estimates

The MD&A included in our 2009 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2009 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2009 Form 10-K.

DAC, VOBA, DSI and DFEL

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the impact of the difference between future expected gross profits (“EGPs”) used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may have prospective unlocking in other quarters as we become aware of information that warrants updating outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our projections of future EGPs.

In discussing our results of operations below in this MD&A, we refer to favorable and unfavorable unlocking.  With respect to DAC, VOBA and DSI, favorable unlocking refers to a decrease in the amortization expense in the period, whereas unfavorable unlocking refers to an increase in the amortization expense in the period.  With respect to DFEL, favorable unlocking refers to an increase in the amortization income in the period, whereas unfavorable unlocking refers to a decrease in the amortization income in the period.  With respect to the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees, favorable unlocking refers to a decrease in reserves in the period, whereas unfavorable unlocking refers to an increase in reserves in the period.

We amortize DAC, VOBA, DSI and DFEL in proportion to our EGPs.  When actual gross profits are higher in the period than expected, we recognize more amortization.  When actual gross profits are lower in the period than expected, we recognize less amortization.  In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are expected to be negative, we record no amortization expense rather than recording negative amortization in that year.

During the first quarter of 2010, there was a $21 million favorable prospective unlocking of DAC and VOBA from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees.

Consolidation of Variable Interest Entities

We have investments in two credit-linked notes (“CLNs”) that are deemed to be variable interest entities (“VIEs”).  Effective January 1, 2010, in accordance with new accounting guidance (see Note 2), we determined that we are the primary beneficiary of these VIEs.   As such, we reflected the financial condition and results of operations of these VIEs in our consolidated financial statements and recorded a cumulative effect adjustment of $169 million, after-tax, to the beginning balance of retained earnings as of January 1, 2010.

We use assumptions, estimates and judgments similar to those used for our investments and derivatives in determining the results of operations and financial position of these VIEs.  In addition, we use judgments in concluding whether we are the primary beneficiary of these VIEs.  Specifically, judgment is required in situations where our economic interest in the VIE is significantly greater than our stated power to direct the activities that most significantly impact the economic performance of the VIE.

See Note 4 for more detail regarding the consolidation of these VIEs.

Investments

Investment Valuation

As of March 31, 2010, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.  As of March 31, 2010, we only obtained multiple prices for 72 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.  As of March 31, 2010, we used broker quotes for 226 securities as our final price source, representing less than 5% of total securities owned.

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of March 31, 2010, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the consolidated financial statements in our 2009 Form 10-K.

Guaranteed Living Benefits

As of March 31, 2010, the fair values of the embedded derivative reserves, before adjustment for the required NPR factors, for the guaranteed withdrawal benefit (“GWB”) feature, the i4LIFE® Advantage guaranteed income benefit (“GIB”) feature and the 4LATER® Advantage GIB feature were $169 million, $155 million and $137 million, respectively.  See “Realized Loss – Operating Realized Gain – GLB” for information on how we determine our NPR.

As of March 31, 2010, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $935 million.  As of March 31, 2010, the sum of all GLB liabilities at fair value, excluding the NPR adjustment, and GDB reserves was $520 million, comprised of $461 million for GLB liabilities and $59 million for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $415 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 41% of our variable annuity account values contain a GWB rider as of March 31, 2010.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of March 31, 2010, and March 31, 2009, 47% and 91% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of March 31, 2010, and March 31, 2009, was $1.7 billion and $5.7 billion, respectively.  Our exposure before reinsurance for these same periods was $2.0 billion and $6.4 billion, respectively.  The ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $1.7 billion, net of reinsurance.

For information on our GLB and GDB hedging results, see our discussion in “Realized Loss” below.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in this report and “Part I – Item 1. Business – Acquisitions and Dispositions,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3 to the consolidated financial statements in our 2009 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Revenues
Insurance premiums	$532	$509	5%
Insurance fees	788	701	12%
Net investment income	1,106	1,013	9%
Realized loss:
Total OTTI losses on securities	(77)	(211)	64%
Portion of loss recognized in other
comprehensive income ("OCI")	24	89	-73%
Net OTTI losses on securities recognized
in earnings	(53)	(122)	57%
Realized gain (loss), excluding OTTI
losses on securities	27	(74)	136%
Total realized loss	(26)	(196)	87%
Amortization of deferred gain on business sold
through reinsurance	19	19	0%
Other revenues and fees	108	86	26%
Total revenues	2,527	2,132	19%
Benefits and Expenses
Interest credited	618	627	-1%
Benefits	779	921	-15%
Underwriting, acquisition, insurance and
other expenses	714	643	11%
Interest and debt expense	68	-	NM
Impairment of intangibles	-	604	-100%
Total benefits and expenses	2,179	2,795	-22%
Income (loss) from continuing operations
before taxes	348	(663)	152%
Federal income tax expense (benefit)	93	(76)	222%
Income (loss) from continuing operations	255	(587)	143%
Income from discontinued operations,
net of federal income taxes	28	8	250%
Net income (loss)	$283	$(579)	149%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$630	$522	21%
Defined Contribution	240	218	10%
Total Retirement Solutions	870	740	18%
Insurance Solutions:
Life Insurance	1,128	1,076	5%
Group Protection	445	422	5%
Total Insurance Solutions	1,573	1,498	5%
Other Operations	124	105	18%
Excluded realized loss, pre-tax	(41)	(208)	80%
Amortization of deferred gain arising from
reserve changes on business sold
through reinsurance, pre-tax	1	1	0%
Amortization income of DFEL associated with
benefit ratio unlocking, pre-tax	-	(4)	100%
Total revenues	$2,527	$2,132	19%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$119	$74	61%
Defined Contribution	36	30	20%
Total Retirement Solutions	155	104	49%
Insurance Solutions:
Life Insurance	137	142	-4%
Group Protection	21	26	-19%
Total Insurance Solutions	158	168	-6%
Other Operations	(37)	(109)	66%
Excluded realized loss, after-tax	(27)	(136)	80%
Gain on early extinguishment of debt, after-tax	-	42	-100%
Impairment of intangibles, after-tax	-	(604)	100%
Benefit ratio unlocking, after-tax	6	(52)	112%
Income (loss) from continuing
operations, after-tax	255	(587)	143%
Income from discontinued
operations, after-tax	28	8	250%
Net income (loss)	$283	$(579)	149%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Deposits
Retirement Solutions:
Annuities	$2,276	$2,188	4%
Defined Contribution	1,307	1,561	-16%
Insurance Solutions - Life Insurance	1,077	1,058	2%
Total deposits	$4,660	$4,807	-3%

Net Flows
Retirement Solutions:
Annuities	$575	$430	34%
Defined Contribution	109	657	-83%
Insurance Solutions - Life Insurance	602	557	8%
Total net flows	$1,286	$1,644	-22%

	As of March 31,
	2010	2009	Change
Account Values
Retirement Solutions:
Annuities	$76,846	$56,060	37%
Defined Contribution	36,699	28,493	29%
Insurance Solutions - Life Insurance	32,074	30,031	7%
Total account values	$145,619	$114,584	27%

Comparison of the Three Months Ended March 31, 2010 to 2009

Net income increased due primarily to the following:

•
Impairment of goodwill in the first quarter of 2009 of $600 million for Retirement Solutions – Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in our 2009 Form 10-K for additional information on our goodwill impairment); however, this non-cash impairment did not impact our liquidity;

•
A $26 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees in the first quarter of 2010 compared to a $134 million unfavorable retrospective unlocking in the first quarter of 2009:

▪
The favorable retrospective unlocking in the first quarter of 2010 was due primarily to higher equity market performance, higher expense assessments and lower lapses than our model projections assumed; and

▪
The unfavorable retrospective unlocking in first quarter of 2009 was due primarily to the overall performance of our GLB derivative program (see “Realized Loss” below for more information on our GLB derivative performance) and the impact of lower equity market performance and higher lapses than our model projections assumed, partially offset by the favorable change in the fair value of GDB derivatives;

•
The $64 million unfavorable impact from the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re in the first quarter of 2009, as discussed in “Results of Other Operations” below;

•
Higher net investment income and relatively flat interest credited, excluding unlocking and the impact of the rescission of the reinsurance agreement in the first quarter of 2009 mentioned above, driven primarily by:

▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, more favorable investment income on alternative investments as a result of improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments);

▪	Higher invested assets as a result of issuances of common stock, preferred stock and debt during the second half of 2009; and

▪	Actions implemented to reduce interest crediting rates and holding lower cash balances in the first quarter of 2010 that increased our portfolio yields;
•	Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of increases in the equity markets;
•
The overall unfavorable GLB net derivatives results, excluding unlocking, during the first quarter of 2009 due primarily to increases in interest rates and our over-hedged position for a period of time in 2009 (see “Realized Loss” below for more information on our GLB liability and derivative performance);

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI due to overall improvement in the credit markets;
•
Lower benefits, excluding the impact of the rescission of the reinsurance agreement in the first quarter of 2009 mentioned above, due primarily to a decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values due to the more favorable equity markets, partially offset by adverse mortality in our Insurance Solutions – Life Insurance and Group Protection segments;

•
A $21 million favorable prospective unlocking of DAC and VOBA in the first quarter of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees; and

•
Income from discontinued operations of $28 million during the first quarter of 2010 as compared to $8 million during the first quarter of 2009 related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations).

The increase in net income was partially offset by the following:

•
Higher DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to a higher amortization rate from the reduction of projected EGPs being applied to the higher actual gross profits in the first quarter of 2010 and recording no amortization in 2009 for certain cohorts, discussed below in “Retirement Solutions – Annuities – Additional Information”;

•	A $42 million gain in the first quarter of 2009 associated with the early extinguishment of long-term debt;
•
An increase in federal income tax expense due primarily to an increase in earnings and favorable tax return true-ups in the first quarter of 2009 driven by the separate account DRD, foreign tax credit adjustments and other items; and

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by positive net flows and the impact of favorable equity markets on account values; and
▪	Higher broker-dealer expenses due primarily to higher sales of non-proprietary products; partially offset by
▪	Lower expenses attributable to our U.S. pension plans in the first quarter of 2010 and restructuring charges related to expense reduction initiatives in the first quarter of 2009.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Loss” below.  In addition, for a discussion of the earnings impact of the equity markets, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Operating Revenues
Insurance premiums (1)	$10	$27	-63%
Insurance fees	260	182	43%
Net investment income	271	240	13%
Operating realized gain	15	12	25%
Other revenues and fees (2)	74	61	21%
Total operating revenues	630	522	21%
Operating Expenses
Interest credited	176	164	7%
Benefits	44	75	-41%
Underwriting, acquisition, insurance and other
expenses	260	220	18%
Total operating expenses	480	459	5%
Income from operations before taxes	150	63	138%
Federal income tax expense (benefit)	31	(11)	NM
Income from operations	$119	$74	61%

(1)	Includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $24 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders in the first quarter of 2010, partially offset by higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking,  compared to a $7 million unfavorable retrospective unlocking in the first quarter of 2009:

▪
The favorable retrospective unlocking for the first quarter of 2010 was due primarily to higher equity market performance, higher expense assessments and lower lapses than our model projections assumed;

▪
The higher amortization for the first quarter of 2010 was due primarily to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits in the first quarter of 2010 (discussed in “Additional Information” below) and recording no amortization in 2009 for certain cohorts, discussed below; and

▪
The unfavorable retrospective unlocking for the first quarter of 2009 was due primarily to higher lapses, higher death benefit costs and the impact of lower equity market performance than our model projections assumed;

•
A $21 million favorable prospective unlocking of DAC and VOBA in the first quarter of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees; and

•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows;
▪	Holding lower cash balances in the first quarter of 2010 that increased our portfolio yields (see discussion in “Additional Information” below); and
▪
More favorable investment income on surplus investments due primarily to more favorable investment income on alternative investments as a result of improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information).

The increase in income from operations was partially offset by the following:

•
An increase in federal income tax expense due primarily to an increase in earnings and favorable tax return true-ups in the first quarter of 2009 driven by the separate account DRD, foreign tax credit adjustments and other items;

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by positive net flows;
▪	The effect of favorable equity markets on account values; and
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below; partially offset by
▪	Lower expenses attributable to our U.S. pension plans, discussed in “Additional Information” below; and
•
Lower benefits from a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion is a continuation of merger-related activities to harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing assumptions and methods of calculations that exist between similar blocks of business within our actuarial models.  This exercise may result in one-time gain and loss adjustments to our results of operations and may result in changes to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations from any differences that may exist upon completion of the conversion.  We expect to substantially complete the most critical phases of the conversion by the end of the third quarter of 2010.

Prior to the second quarter of 2009, the equity markets unfavorably impacted our average variable account values and the resulting fees earned on these accounts.  Additionally, weaker credit fundamentals negatively impacted our investment margins and increased our realized losses on investments, including OTTI.  As a result, we recorded prospective unlocking during the fourth quarter of 2008 related to our “reversion to the mean” process, as discussed in “Critical Accounting Policies – DAC, VOBA, DSI and DFEL” in our 2009 Form 10-K.  This RTM unlocking that occurred at an equity market trough had the impact of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, which will result in higher DAC, VOBA, DSI and DFEL amortization and lower earnings for this segment.

Deposits moderated in the fourth quarter of 2009 and the first quarter of 2010, as customers shifted deposits back into variable annuity products as equity markets improved, and we expect this trend to continue during the remainder of 2010 with improving economic conditions.

We allocated more overhead costs to this segment during the first quarter of 2010, and we expect this trend will continue in the remaining quarters of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short-term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 40 basis points during the first quarter of 2009.  As we progressed through 2009, we reduced these excess cash balances; therefore, there was no impact to our portfolio yields for the first quarter of 2010.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first quarter of 2010 when compared to the corresponding period of 2009, and we expect this trend will continue in the remaining quarters of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the first quarter of 2010 compared to 10% for the corresponding period in 2009.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Account values for these products, including the fixed portion of variable annuities, were $7.0 billion as of March 31, 2010.  Using second quarter of 2010 declared rates, 72% were already at their minimum guaranteed rates, and the average crediting rates for these products were approximately 35 basis points in excess of average minimum guaranteed rates.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.   For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” in our 2009 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Insurance Fees
Mortality, expense and other assessments	$262	$181	45%
Surrender charges	11	9	22%
DFEL:
Deferrals	(17)	(11)	-55%
Retrospective unlocking	(1)	2	NM
Amortization, net of interest, excluding
unlocking	5	1	NM
Total insurance fees	$260	$182	43%

	As of March 31,
	2010	2009	Change
Account Values
Variable portion of variable annuities	$57,815	$39,300	47%
Fixed portion of variable annuities	3,896	3,700	5%
Total variable annuities	61,711	43,000	44%
Fixed annuities, including indexed	16,146	14,154	14%
Fixed annuities ceded to reinsurers	(1,011)	(1,094)	8%
Total fixed annuities	15,135	13,060	16%
Total account values	$76,846	$56,060	37%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Averages
Daily variable account values, excluding the fixed
portion of variable	$55,809	$39,035	43%
Daily S&P 500	1,121.45	810.65	38%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$1,138	$827	38%
Variable portion of variable annuity withdrawals	(1,215)	(993)	-22%
Variable portion of variable annuity net flows	(77)	(166)	54%
Fixed portion of variable annuity deposits	727	759	-4%
Fixed portion of variable annuity withdrawals	(98)	(155)	37%
Fixed portion of variable annuity net flows	629	604	4%
Total variable annuity deposits	1,865	1,586	18%
Total variable annuity withdrawals	(1,313)	(1,148)	-14%
Total variable annuity net flows	552	438	26%
Fixed indexed annuity deposits	324	367	-12%
Fixed indexed annuity withdrawals	(124)	(214)	42%
Fixed indexed annuity net flows	200	153	31%
Other fixed annuity deposits	87	235	-63%
Other fixed annuity withdrawals	(264)	(396)	33%
Other fixed annuity net flows	(177)	(161)	-10%
Total annuity deposits	2,276	2,188	4%
Total annuity withdrawals	(1,701)	(1,758)	3%
Total annuity net flows	$575	$430	34%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$1,752	$(2,016)	187%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	772	558	38%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$248	$224	11%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	1	-	NM
Alternative investments (2)	-	(1)	100%
Surplus investments (3)	22	17	29%
Total net investment income	$271	$240	13%
Interest Credited
Amount provided to contract holders	$182	$175	4%
DSI deferrals	(19)	(16)	-19%
Interest credited before DSI amortization	163	159	3%
DSI amortization:
Retrospective unlocking	(2)	2	NM
Amortization, excluding unlocking	15	3	NM
Total interest credited	$176	$164	7%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2010	2009	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.63%	5.28%	35
Commercial mortgage loan prepayment and
bond make whole premiums	0.02%	0.00%	2
Alternative investments	0.00%	-0.01%	1
Net investment income yield on reserves	5.65%	5.27%	38
Interest rate credited to contract holders	3.52%	3.85%	(33)
Interest rate spread	2.13%	1.42%	71

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Other Information
Average invested assets on reserves	$17,658	$16,915	4%
Average fixed account values, including the
fixed portion of variable	19,485	17,152	14%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(772)	(558)	-38%
Net flows for fixed annuities, including the
fixed portion of variable	652	596	9%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$150	$125	20%
General and administrative expenses	78	72	8%
Taxes, licenses and fees	8	5	60%
Total expenses incurred, excluding
broker-dealer	236	202	17%
DAC and VOBA deferrals	(132)	(128)	-3%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	104	74	41%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(32)	-	NM
Retrospective unlocking	(28)	18	NM
Amortization, net of interest, excluding
unlocking	141	63	124%
Broker-dealer expenses incurred	75	65	15%
Total underwriting, acquisition,
insurance and other expenses	$260	$220	18%
DAC and VOBA Deferrals
As a percentage of sales/deposits	5.8%	5.9%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions are expensed as incurred rather than deferred and amortized.  These non-deferred commissions, which include trail commissions that are based upon account values, were approximately $53 million for the first quarter of 2010 compared to approximately $32 million for the corresponding period in 2009.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

The increase in amortization, net of interest, excluding unlocking, when comparing the three months ended March 31, 2010 to 2009, was due to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits in the first quarter of 2010 (discussed above in “Additional Information”) and recording no amortization in 2009 for certain cohorts, discussed below.

During 2009, we had unfavorable hedge program performance and securities impairments that resulted in negative gross profits in total for certain cohorts.  As a result, the amortization of DAC, VOBA, DSI and DFEL for those cohorts in 2010 was significantly higher than it was in the previous year, as we recorded no amortization in 2009 for these cohorts.

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Operating Revenues
Insurance fees	$50	$41	22%
Net investment income	186	175	6%
Other revenues and fees	4	2	100%
Total operating revenues	240	218	10%
Operating Expenses
Interest credited	110	111	-1%
Benefits	2	(2)	200%
Underwriting, acquisition, insurance and other
expenses	78	72	8%
Total operating expenses	190	181	5%
Income from operations before taxes	50	37	35%
Federal income tax expense	14	7	100%
Income from operations	$36	$30	20%

Comparison of the Three Months Ended March 31, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the first quarter of 2009;
▪	Actions implemented during the third quarter of 2009 to reduce interest crediting rates;
▪	Holding lower cash balances in the first quarter of 2010 that increased our portfolio yields (see discussion in “Additional Information” below); and
▪
More favorable investment income on surplus and alternative investments due to the improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information); and

•
Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset by the following:

•
An increase in federal income tax expense due primarily to an increase in earnings and favorable tax return true-ups in the first quarter of 2009 attributable to the separate account DRD and other items; and

•	Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to:
▪	Higher account value- based trail commissions driven by the effect of favorable equity markets on account values; and
▪	An increase in the allocation of overhead costs to this segment in the first quarter of 2010, as discussed in “Additional Information” below; partially offset by
▪	Lower DAC and VOBA amortization in the first quarter of 2009, net of interest, driven by the declines in our variable account values from unfavorable equity markets; and
▪	Lower expenses attributable to our U.S. pension plans in the first quarter of 2010 (as discussed in “Additional Information” below).

Additional Information

We allocated more overhead costs to this segment during the first quarter of 2010, and we expect this trend will continue in the remaining quarters of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.   Additionally, we plan to make strategic investments during 2010 to improve our infrastructure and product offerings that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first quarter of 2010 when compared to the corresponding period of 2009, and we expect this trend will continue in the remaining quarters of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 16 basis points during the first quarter of 2009.  As we progressed through 2009, we reduced these cash balances; therefore, there was no impact to our portfolio yields for the first quarter of 2010.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 13% for the first quarter of 2010 compared to 11% for the corresponding period in 2009.  Our lapse rate is negatively impacted by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of surrender charge period.  The proportion of these products to our total account values was 44% and 49% as of March 31, 2010 and 2009, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

The following provides information related to our rate setting products as of March 31, 2010, for our fixed annuity business, including the fixed portion of variable annuities, where crediting rates are reset on a quarterly basis (dollars in billions):

	Discretionary	Index-based
	Rate Setting	Rate Setting
	Products	Products	Total
Total account values	$9.7	$2.7	$12.4
Percentage of account values already at their
minimum guaranteed rates (1)	93%	26%	78%
Average crediting rates in excess of average
minimum guaranteed rates	11 bps	51 bps	20 bps

(1)	Based upon second quarter of 2010 declared rates.

Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.   For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” in our 2009 Form 10-K.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Insurance Fees
Annuity expense assessments	$43	$35	23%
Mutual fund fees	6	5	20%
Total expense assessments	49	40	23%
Surrender charges	1	1	0%
Total insurance fees	$50	$41	22%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Averages
Daily variable account values, excluding the
fixed portion of variable	$12,909	$9,846	31%

Daily S&P 500	1,121.45	810.65	38%

	As of March 31,
	2010	2009	Change
Account Values
Variable portion of variable annuities	$13,250	$9,721	36%
Fixed portion of variable annuities	6,096	6,150	-1%
Total variable annuities	19,346	15,871	22%
Fixed annuities	6,324	5,774	10%
Total annuities	25,670	21,645	19%
Mutual funds (1)	11,029	6,848	61%
Total annuities and mutual funds	$36,699	$28,493	29%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$5,863	$4,888	20%
Gross deposits	342	306	12%
Withdrawals and deaths	(422)	(266)	-59%
Net flows	(80)	40	NM
Transfers between fixed and variable accounts	(1)	(4)	75%
Investment increase and change in market value	184	(214)	186%
Balance as of end-of-period	$5,966	$4,710	27%

Total Mid – Large Segment:
Balance as of beginning-of-period	$13,653	$9,540	43%
Gross deposits	769	1,026	-25%
Withdrawals and deaths	(350)	(233)	-50%
Net flows	419	793	-47%
Transfers between fixed and variable accounts	6	(13)	146%
Other (1)	186	-	NM
Investment increase and change in market value	503	(400)	226%
Balance as of end-of-period	$14,767	$9,920	49%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$15,786	$14,450	9%
Gross deposits	196	229	-14%
Withdrawals and deaths	(426)	(405)	-5%
Net flows	(230)	(176)	-31%
Transfers between fixed and variable accounts	-	1	-100%
Investment increase and change in market value	410	(412)	200%
Balance as of end-of-period	$15,966	$13,863	15%

Total Annuities and Mutual Funds (2):
Balance as of beginning-of-period	$35,302	$28,878	22%
Gross deposits	1,307	1,561	-16%
Withdrawals and deaths	(1,198)	(904)	-33%
Net flows	109	657	-83%
Transfers between fixed and variable accounts	5	(16)	131%
Other (1)	186	-	NM
Investment increase and change in market value	1,097	(1,026)	207%
Balance as of end-of-period	$36,699	$28,493	29%

(1)
Represents LINCOLN ALLIANCE® program assets held by a third-party trustee that were not previously included in the account value roll forward.  Effective January 1, 2010, all such LINCOLN ALLIANCE® program activity was included in the account value roll forward.

(2)
Includes mutual fund account values and other third-party trustee-held assets as mentioned in footnote one.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$441	$418	6%
Variable portion of variable annuity withdrawals	(637)	(412)	-55%
Variable portion of variable annuity net flows	(196)	6	NM
Fixed portion of variable annuity deposits	80	93	-14%
Fixed portion of variable annuity withdrawals	(167)	(198)	16%
Fixed portion of variable annuity net flows	(87)	(105)	17%
Total variable annuity deposits	521	511	2%
Total variable annuity withdrawals	(804)	(610)	-32%
Total variable annuity net flows	(283)	(99)	NM
Fixed annuity deposits	236	316	-25%
Fixed annuity withdrawals	(174)	(185)	6%
Fixed annuity net flows	62	131	-53%
Total annuity deposits	757	827	-8%
Total annuity withdrawals	(978)	(795)	-23%
Total annuity net flows	(221)	32	NM
Mutual fund deposits	550	734	-25%
Mutual fund withdrawals	(220)	(109)	NM
Mutual fund net flows	330	625	-47%
Total annuity and mutual fund deposits	1,307	1,561	-16%
Total annuity and mutual fund
withdrawals	(1,198)	(904)	-33%
Total annuity and mutual fund
net flows	$109	$657	-83%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$515	$(706)	173%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	(22)	(166)	87%

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

When comparing the first quarter of 2010 to the corresponding period in 2009, our net flows declined due to 2009 benefiting from a few large deposits.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$173	$165	5%
Alternative investments (1)	1	-	NM
Surplus investments (2)	12	10	20%
Total net investment income	$186	$175	6%
Interest Credited	$110	$111	-1%

(1)	See “Consolidated Investments – Alternative Investments” below for additional information.
(2)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2010	2009	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.71%	5.70%	1
Commercial mortgage loan prepayment and
bond makewhole premiums	0.01%	0.00%	1
Alternative investments	0.02%	-0.01%	3
Net investment income yield on reserves	5.74%	5.69%	5
Interest rate credited to contract holders	3.58%	3.78%	(20)
Interest rate spread	2.16%	1.91%	25

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Other Information
Average invested assets on reserves	$12,131	$11,603	5%
Average fixed account values, including the
fixed portion of variable	12,330	11,783	5%
Transfers from the fixed portion of variable
annuity products to the variable portion of
variable annuity products	22	166	-87%
Net flows for fixed annuities, including the
fixed portion of variable	(25)	26	NM

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$16	$14	14%
General and administrative expenses	53	54	-2%
Taxes, licenses and fees	4	4	0%
Total expenses incurred	73	72	1%
DAC deferrals	(16)	(18)	11%
Total expenses recognized before
amortization	57	54	6%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	1	2	-50%
Amortization, net of interest, excluding
unlocking	20	16	25%
Total underwriting, acquisition, insurance
and other expenses	$78	$72	8%
DAC Deferrals
As a percentage of annuity sales/deposits	2.1%	2.2%

Commissions and other costs that vary with and are related primarily to the sale of annuity contracts are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions are expensed as incurred rather than deferred and amortized.  These non-deferred commissions, which include trail commissions that are based upon account values, were approximately $9 million for the first quarter of 2010 compared to approximately $6 million for the corresponding period in 2009.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as incurred.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Operating Revenues
Insurance premiums	$112	$91	23%
Insurance fees	477	482	-1%
Net investment income	530	498	6%
Other revenues and fees	9	5	80%
Total operating revenues	1,128	1,076	5%
Operating Expenses
Interest credited	297	303	-2%
Benefits	399	356	12%
Underwriting, acquisition, insurance and other
expenses	230	224	3%
Total operating expenses	926	883	5%
Income from operations before taxes	202	193	5%
Federal income tax expense	65	51	27%
Income from operations	$137	$142	-4%

Comparison of the Three Months Ended March 31, 2010 to 2009

Income from operations for this segment decreased due primarily to the following:

•	An increase in federal income tax expense due primarily to favorable tax return true-ups in the first quarter of 2009;
•	An increase in benefits attributable primarily to higher death claims;
•
The inter-company reinsurance arrangement effective December 31, 2009, discussed below, which resulted in reductions in net investment income and an increase in underwriting, acquisition, insurance and other expenses; and

•
The transfer of a closed block of life insurance policies to a third party, discussed in “Additional Information” below, which resulted in reductions in insurance fees, net investment income, interest credited, benefits and underwriting, acquisition, insurance and other expenses.

The decrease in income from operations was partially offset by the following:

•	Higher net investment income and relatively flat interest credited due primarily to:
▪	Actions implemented to reduce interest crediting rates, discussed in “Additional Information” below;
▪	Growth in business in force; and
▪
More favorable investment income on surplus and alternative investments due to the improvement in the capital markets, and higher prepayment and bond makewhole premiums due to improvement of the financial markets (see “Additional Information” and “Consolidated Investments – Alternative Investments” below for more information); and

•	A decrease in underwriting, acquisition, insurance and other expenses, excluding amortization, due primarily to:
▪	Lower litigation accruals;
▪	Lower expenses associated with integration of our administrative systems due to a wind-down of merger activities; and
▪	Lower expenses attributable to our U.S. pension plans, discussed in “Additional Information” below; partially offset by
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  As mentioned below, approximately 61% of our life sales for the three months ended March 31, 2010, consisted of products containing secondary guarantees, which require reserves calculated under Actuarial Guideline 38, or The Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”).  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed further below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions as discussed further below.  Recently, we introduced new secondary guarantee UL products that achieve our return requirements without dependency on such reinsurance solutions.

Included in the LOCs issued as of March 31, 2010, reported in the credit facilities table below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.7 billion of LOCs supporting the reinsurance obligations of Lincoln National Reinsurance Company (Barbados) Limited on UL business with secondary guarantees.  The underlying credit facilities mature in the first quarter of 2011; however, the LOCs may remain outstanding until the first quarter of 2012.  We expect to replace these existing LOCs with a mix of long-term financing solutions as well as new shorter-term LOCs.  We previously executed a long-term structured solution of approximately $400 million in 2007.  LOCs and related capital market alternatives lower the capital impact of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2009 Form 10-K for further information on XXX reserves.

As of December 31, 2009, we released approximately $400 million of capital that had previously supported statutory reserves related to our term products as a result of executing on a letter of credit transaction with a third party to support an inter-company  reinsurance arrangement.  As part of this transaction, we entered into a $550 million 10-year LOC related to this business.  For more information on this transaction, see our current report on Form 8-K filed on January 7, 2010.  This reduction in capital lowered the level of invested assets required to support the reserves of this business, which we transferred to Other Operations where we maintain capital not allocated to our businesses.  The cost of the LOC reflected in underwriting, acquisition, insurance and other expenses, together with the impact of lower net investment income associated with assets shifting from backing reserves in this segment to surplus in Other Operations, will reduce this segment’s quarterly income from operations beginning in 2010 by approximately $7 million, $4 million of which is simply a shift to Other Operations due to the transfer of invested assets.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion is a continuation of merger-related activities to harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing assumptions and methods of calculations that exist between similar blocks of business within our actuarial models.  This exercise may result in one-time gain and loss adjustments to our results of operations and may result in changes to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations from any differences that may exist upon completion of the conversion.  We expect to substantially complete the most critical phases of the conversion by the end of the third quarter of 2010.

We allocated more overhead costs to this segment during the first quarter of 2010, and we expect this trend will continue in the remaining quarters of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first quarter of 2010 when compared to the corresponding period of 2009, and we expect this trend will continue in the remaining quarters of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

Effective March 31, 2009, we transferred a closed block of business consisting of certain UL and VUL insurance products to a third party.  During the fourth quarter of 2009, one of our insurance subsidiaries executed a separate agreement whereby we assumed the mortality risk associated with this business on a yearly-renewable basis.  These transactions caused an approximate $6 million per quarter ongoing reduction in this segment’s income from operations as a result of reductions in insurance fees and net investment income, partially offset by reductions in interest credited and benefits.  The assumption of the mortality risk associated with this business on a yearly-renewable basis resulted in an approximate $13 million per quarter ongoing increase in insurance premiums offset by an increase in benefits.  The unfavorable impact to this segment’s income from operations was partially offset by an approximate $2 million per quarter ongoing increase to income from operations in Other Operations, as a result of having higher net investment income due to the transfer of invested assets from Insurance Solutions – Life Insurance.  The transfer of invested assets from this segment was attributable to a reduction in capital as a result of the transfer of this business to a third party.  These transactions caused a net $4 million per quarter ongoing reduction to our consolidated net income.  Effective April 1, 2010, the agreement to assume the mortality risk associated with this business on a yearly-renewable basis was rescinded and replaced with an inter-company reinsurance agreement that effectively resulted in no change to the impact discussed above.

On January 1, 2010, we implemented a 20 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced crediting rates by approximately 3 basis points.  On March 1, 2009, we implemented a 15 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced crediting rates by approximately 5 basis points.

As of March 31, 2010, 76% of interest-sensitive account values had crediting rates at contract guaranteed levels, and 12% had crediting rates within 50 basis points of contractual guarantees.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” in our 2009 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Insurance Fees
Mortality assessments	$318	$344	-8%
Expense assessments	199	178	12%
Surrender charges	31	22	41%
DFEL:
Deferrals	(118)	(97)	-22%
Amortization, net of interest:
Retrospective unlocking	8	3	167%
Amortization, net of interest, excluding
unlocking	39	32	22%
Total insurance fees	$477	$482	-1%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Sales by Product
UL:
Excluding MoneyGuard®	$90	$103	-13%
MoneyGuard®	18	11	64%
Total UL	108	114	-5%
VUL	8	9	-11%
COLI and BOLI	7	12	-42%
Term/whole life	20	10	100%
Total sales	$143	$145	-1%
Net Flows
Deposits	$1,077	$1,058	2%
Withdrawals and deaths	(475)	(501)	5%
Net flows	$602	$557	8%

Contract holder assessments	$763	$725	5%

	As of March 31,
	2010	2009	Change
Account Values
UL	$25,194	$24,388	3%
VUL	4,629	3,352	38%
Interest-sensitive whole life	2,251	2,291	-2%
Total account values	$32,074	$30,031	7%

In-Force Face Amount
UL and other	$292,204	$288,826	1%
Term insurance (1)	254,115	236,408	7%
Total in-force face amount	$546,319	$525,234	4%

(1)	Excludes $19.8 billion of face amount in force associated with our assumption of the mortality risk effective October 1, 2009, on the block of business discussed in “Additional Information” above.

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

UL and VUL products with secondary guarantees represented approximately 40% of interest-sensitive life insurance in force as of March 31, 2010, and approximately 61% of sales for the first three months of 2010.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$489	$481	2%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	4	-	NM
Alternative investments (2)	13	(4)	NM
Surplus investments (3)	24	21	14%
Total net investment income	$530	$498	6%

Interest Credited	$297	$303	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2010	2009	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.82%	5.83%	(1)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.05%	0.00%	5
Alternative investments	0.18%	-0.06%	24
Net investment income yield on reserves	6.05%	5.77%	28
Interest rate credited to contract holders	4.18%	4.25%	(7)
Interest rate spread	1.87%	1.52%	35

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	6.23%	6.00%	23
Commercial mortgage loan prepayment
and bond makewhole premiums	0.00%	0.01%	(1)
Alternative investments	0.02%	-0.01%	3
Net investment income yield on reserves	6.25%	6.00%	25

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$28,772	$27,998	3%
Account values - universal and whole life (1)	28,050	28,156	0%

Attributable to traditional products:
Invested assets on reserves	4,507	4,841	-7%

(1)
We experienced declines in our average invested assets on reserves and account values attributable to interest-sensitive products subsequent to the transfer of certain life insurance policies to a third party, which reduced these balances by $927 million and $938 million, respectively, on March 31, 2009.

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Benefits
Death claims direct and assumed	$666	$565	18%
Death claims ceded	(297)	(242)	-23%
Reserves released on death	(117)	(103)	-14%
Net death benefits	252	220	15%
Change in secondary guarantee life insurance
product reserves	75	53	42%
Change in secondary guarantee life insurance
product reserves - reinsurance	1	20	-95%
Other benefits (1)	71	63	13%
Total benefits	$399	$356	12%

Death claims per $1,000 of inforce	1.85	1.61	15%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$167	$177	-6%
General and administrative expenses	107	110	-3%
Taxes, licenses and fees	32	33	-3%
Total expenses incurred	306	320	-4%
DAC and VOBA deferrals	(223)	(224)	0%
Total expenses recognized before amortization	83	96	-14%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	15	13	15%
Amortization, net of interest, excluding
unlocking	131	114	15%
Other intangible amortization	1	1	0%
Total underwriting, acquisition, insurance
and other expenses	$230	$224	3%
DAC and VOBA Deferrals
As a percentage of sales	155.9%	154.5%

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

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Operating Revenues
Insurance premiums	$410	$390	5%
Net investment income	34	30	13%
Other revenues and fees	1	2	-50%
Total operating revenues	445	422	5%
Operating Expenses
Interest credited	-	1	-100%
Benefits	311	282	10%
Underwriting, acquisition, insurance and other
expenses	101	99	2%
Total operating expenses	412	382	8%
Income from operations before taxes	33	40	-18%
Federal income tax expense	12	14	-14%
Income from operations	$21	$26	-19%

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Income from Operations by Product Line
Life	$3	$1	200%
Disability	19	25	-24%
Dental	(2)	(1)	-100%
Total non-medical	20	25	-20%
Medical	1	1	0%
Total income from operations	$21	$26	-19%

Comparison of the Three Months Ended March 31, 2010 to 2009

Income from operations for this segment decreased due to the following:

•	Unfavorable total non-medical loss ratio experience in the first quarter of 2010 that was above the high end of our historical expected range attributable primarily to adverse mortality; and
•	An increase to underwriting, acquisition, insurance and other expenses due primarily to:
▪	An increase in paid premiums and a related increase in broker commissions; and
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below; partially offset by
▪	Lower expenses attributable to our U.S. pension plans, discussed in “Additional Information” below.

The decrease in income from operations was partially offset by the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•
Higher net investment income driven by an increase in business and more favorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information).

As discussed above, during the first quarter of 2010, we experienced significantly unfavorable life loss ratios due primarily to adverse mortality experience, which we do not expect to recur in future quarters.  In addition, we continued to experience favorable disability loss ratios due primarily to favorable claims incidence experience that we do not expect will be sustainable indefinitely.  We attribute the favorable incidence experience in our long-term disability line of business to be related, at least in part, to the impact of the challenging economic environment on our insureds.  We expect to experience non-medical loss ratios for the remainder of 2010 at the low end of our historical expected range of 71% to 74%.  Management focuses on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claim experience is inherently uncertain.

During the first quarter of 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  In addition, we experienced significantly unfavorable life loss ratios in the first quarter of 2009 due primarily to adverse mortality experience, the downward effects of whole-case pricing on premium rates and a one-time adjustment to benefits of $3 million relating to unfavorable waiver claim reserves.

We allocated more overhead costs to this segment during the first quarter of 2010, and we expect this trend will continue in the remaining quarters of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first quarter of 2010 when compared to the corresponding period of 2009, and we expect this trend will continue in the remaining quarters of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Insurance Premiums by Product Line
Life	$157	$142	11%
Disability	178	174	2%
Dental	40	38	5%
Total non-medical	375	354	6%
Medical	35	36	-3%
Total insurance premiums	$410	$390	5%
Sales	$63	$54	17%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Benefits and Interest Credited by Product Line
Life	$129	$116	11%
Disability	117	103	14%
Dental	34	32	6%
Total non-medical	280	251	12%
Medical	31	32	-3%
Total benefits and interest credited	$311	$283	10%

Loss Ratios by Product Line
Life	82.4%	81.6%
Disability	65.5%	59.1%
Dental	86.1%	84.2%
Total non-medical	74.8%	70.8%
Medical	87.8%	88.9%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$47	$44	7%
General and administrative expenses	47	47	0%
Taxes, licenses and fees	11	11	0%
Total expenses incurred	105	102	3%
DAC and VOBA deferrals	(15)	(13)	-15%
Total expenses recognized before
amortization	90	89	1%
DAC and VOBA amortization, net of interest	11	10	10%
Total underwriting, acquisition,
insurance and other expenses	$101	$99	2%

DAC and VOBA Deferrals
As a percentage of insurance premiums	3.7%	3.3%

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

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net assets; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and debt costs.  We are actively managing our remaining radio station clusters to maximize performance and future value.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Operating Revenues
Insurance premiums	$-	$1	-100%
Net investment income	85	70	21%
Amortization of deferred gain on business
sold through reinsurance	18	18	0%
Media revenues (net)	16	15	7%
Other revenues and fees	5	1	NM
Total operating revenues	124	105	18%
Operating Expenses
Interest credited	34	51	-33%
Benefits	34	107	-68%
Media expenses	14	13	8%
Other expenses	29	36	-19%
Interest and debt expense	68	65	5%
Total operating expenses	179	272	-34%
Loss from operations before taxes	(55)	(167)	67%
Federal income tax benefit	(18)	(58)	69%
Loss from operations	$(37)	$(109)	66%

Comparison of the Three Months Ended March 31, 2010 to 2009

Loss from operations for this segment decreased due primarily to the following:

•
The $64 million unfavorable impact in the first quarter of 2009 of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re, which resulted in pre-tax increases in benefits of $78 million, interest credited of $15 million and other expenses of $5 million, partially offset by a $34 million tax benefit;

•
Higher net investment income related primarily to higher invested assets driven by distributable earnings received from our insurance segments, issuances of common stock and preferred stock and proceeds from the sale of Delaware; and

•
Lower other expenses attributable primarily to restructuring charges for expense initiatives in the first quarter of 2009, higher merger-related expenses in the first quarter of 2009 and the Swiss Re-related increase discussed above, partially offset by the allocation of overhead costs during the first quarter of 2010, as discussed below in “Additional Information.”

Additional Information

We expect a lower loss from operations for Other Operations in 2010 than was experienced in 2009.  The expected decrease is attributable primarily to the following:

•
Lower expenses attributable to the completion of our expense reduction initiatives in 2009 (see “Results of Other Operations – Additional Information” in our 2009 Form 10-K for details), partially offset by expected increases in branding costs and investments in strategic initiatives and higher allocated overhead costs during 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses (see “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details);

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

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Other Expenses
Merger-related expenses	$2	$7	-71%
Restructuring charges for expense initiatives	-	5	-100%
Branding	4	5	-20%
Retirement Income Security Ventures	2	2	0%
Taxes, licenses and fees	1	2	-50%
Other	20	15	33%
Total other expenses	$29	$36	-19%

Other in the table above includes expenses that are corporate in nature including charitable contributions, certain litigation reserves, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations.

Merger-related expenses were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives.  These actions were substantially completed during 2009, as we only expect to incur $9 million, pre-tax, during 2010.  As of December 31, 2009, our cumulative integration expense was approximately $225 million, pre-tax, which excluded amounts capitalized or recorded as goodwill.

Starting in December 2008, we implemented a restructuring plan in response to the economic downturn and sustained market volatility, which focused on reducing expenses.  The expenses associated with this initiative are reported in restructuring charges for expense initiatives above.  These actions were completed during 2009.  Our cumulative pre-tax charges amounted to $42 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

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

REALIZED LOSS

Details underlying realized loss, after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
Pre-Tax	2010	2009	Change
Operating realized gain:
Indexed annuity net derivatives results	$-	$-	NM
GLB	15	12	25%
Total operating realized gain	15	12	25%
Realized loss related to certain investments	(44)	(150)	71%
Gain on certain reinsurance derivative/
trading securities	2	22	-91%
GLB net derivatives results	12	(126)	110%
GDB derivatives results	(13)	45	NM
Indexed annuity forward-starting option	2	1	100%
Total excluded realized loss	(41)	(208)	80%
Total realized loss	$(26)	$(196)	87%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2010 to 2009

Our realized loss for the first quarter of 2010 decreased significantly as compared to our experience throughout 2009 due primarily to the decline in OTTI attributable primarily to general improvement in the credit markets and more favorable hedge program performance.

Our GLB net derivatives results and GDB derivatives results during the first quarter of 2010 were close to zero as compared to unfavorable during the first quarter of 2009.  The unfavorable GLB net derivatives results during the first quarter of 2009 were attributable primarily to increases in interest rates and our over-hedged position for a period of time in 2009.  The unfavorable decline in GDB derivatives results was attributable primarily to favorable equity markets in the first quarter of 2010 as compared to unfavorable in the first quarter of 2009.

For more information on realized losses on certain investments, see “Consolidated Investments – Realized Loss Related to Investments” below.

The gain on certain reinsurance derivative/trading securities during the first quarter of 2009 was due primarily to the rescission of the Swiss Re indemnity reinsurance agreement covering certain disability income business, whereby we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  Prior to the rescission of the Swiss Re indemnity reinsurance agreement, the fluctuations in the fair value of the trading securities mostly offset the fair value fluctuations in the embedded derivative of the reinsurance agreement with the net difference reported as a realized gain or loss.  The release of this embedded derivative liability increased net income by approximately $31 million in the first quarter of 2009.  Since the rescission, this line item is impacted by market conditions as we now have trading securities that are no longer supporting an embedded derivative liability due to the rescission causing us to release that liability.  Consequently, we may experience more volatility in the fluctuation of this component of realized gain or loss in the future.  For more information, see “Reinsurance” in our 2009 Form 10-K and Note 9.

Operating Realized Gain

Details underlying operating realized gain (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$(35)	$18	NM
Change in fair value of embedded derivatives	36	(18)	300%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(1)	-	NM
Total indexed annuity net derivatives
results	-	-	NM
GLB
Pre-DAC (1) amount	23	16	44%
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	8	6	33%
Amortization, excluding unlocking	(16)	(10)	-60%
Total GLB	15	12	25%

Total Operating Realized Gain	$15	$12	25%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  The difference in the cash flows for the year ended March 31, 2010, resulted in an increase to the GLB reserve liability in excess of the liability that we hedge.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the impact of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.  Details underlying the NPR component and associated impact to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009 (1)
10-year CDS spread	1.64%	1.68%	2.49%	5.52%	23.25%
NPR factor related
to 10-year CDS spread	0.11%	0.08%	0.20%	0.82%	1.49%
Unadjusted embedded
derivative liability	$461	$643	$1,014	$1,197	$3,064

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

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of March 31, 2010, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable impact to net income of approximately $30 million, pre-DAC* and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of March 31, 2010, then there would have been a favorable impact to net income of approximately $50 million, pre-DAC* and tax.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

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

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$26	$22	18%
Change in reserves hedged	190	233	-18%
Change in market value of derivative assets	(198)	(298)	34%
Hedge program ineffectiveness	(8)	(65)	88%
Change in reserves not hedged (NPR
component)	(1)	(55)	98%
Change in derivative assets not hedged (NPR
component)	(1)	(12)	92%
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	5	(59)	108%
Amortization, excluding unlocking	(9)	43	NM
Total GLB net derivatives results	$12	$(126)	110%

GDB Derivatives Results
Change in fair value of derivatives	$(15)	$57	NM
Associated amortization expense of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(7)	27	NM
Amortization, excluding unlocking	9	(39)	123%
Total GDB derivatives results	$(13)	$45	NM

(1)	Related primarily to the emergence of gross profits.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the impact of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of March 31, 2010, the net effect of the NPR resulted in a $34 million increase in the liability for our GLB embedded derivative reserves.  See above for information regarding the effect of the NPR on the GLB net derivatives results for the three months ended March 31, 2010 and 2009.  For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

GDB Derivatives Results

Our GDB derivatives results represent the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio unlocking, excluding our expected cost of the hedging instruments.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts	$4	$1	300%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(2)	-	NM
Total	$2	$1	100%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
Investments
AFS securities:
Fixed maturity	$62,881	$60,818	80.2%	80.1%
VIEs' fixed maturity	579	-	0.7%	0.0%
Total fixed maturity	63,460	60,818	80.9%	80.1%
Equity	310	278	0.4%	0.4%
Trading securities	2,532	2,505	3.2%	3.3%
Mortgage loans on real estate	7,013	7,178	8.9%	9.5%
Real estate	201	174	0.3%	0.2%
Policy loans	2,903	2,898	3.7%	3.8%
Derivative investments	992	1,010	1.3%	1.3%
Alternative investments	696	696	0.9%	0.9%
Other investments	351	361	0.4%	0.5%
Total investments	$78,458	$75,918	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion on our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K.

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

Details underlying our fixed maturity and equity securities portfolios by industry classification (in millions) are presented in the tables below.  These tables agree in total with the presentation of AFS securities in Note 5; however, the categories below represent a more detailed breakout of the AFS portfolio; therefore, the investment classifications listed below do not agree to the investment categories provided in Note 5.

	As of March 31, 2010
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,471	$334	$201	$8,604	13.6%
Basic industry	2,291	141	43	2,389	3.8%
Capital goods	3,172	173	32	3,313	5.2%
Communications	2,701	204	40	2,865	4.5%
Consumer cyclical	2,533	152	56	2,629	4.1%
Consumer non-cyclical	6,137	411	16	6,532	10.3%
Energy	4,327	331	12	4,646	7.3%
Technology	1,192	83	3	1,272	2.0%
Transportation	1,183	77	9	1,251	2.0%
Industrial other	697	44	7	734	1.2%
Utilities	9,221	494	54	9,661	15.2%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs")	130	14	14	130	0.2%
Commercial real estate ("CRE") CDOs	53	-	22	31	0.0%
Credit card	831	25	7	849	1.3%
Home equity	1,062	2	356	708	1.1%
Manufactured housing	119	1	7	113	0.2%
Auto loan	218	5	-	223	0.4%
Other	221	17	3	235	0.4%
Commercial mortgage-backed
securities ("CMBS"):
Non-agency backed	2,374	79	318	2,135	3.4%
Collateralized mortgage and
other obligations ("CMOs"):
Agency backed	4,276	287	2	4,561	7.2%
Non-agency backed	1,812	8	411	1,409	2.2%
Mortgage pass through securities ("MPTS"):
Agency backed	3,163	71	10	3,224	5.1%
Non-agency backed	66	-	6	60	0.1%
Municipals:
Taxable	2,104	29	28	2,105	3.3%
Tax-exempt	18	-	-	18	0.0%
Government and government agencies:
United States	1,106	92	10	1,188	1.9%
Foreign	1,327	60	29	1,358	2.1%
Hybrid and redeemable preferred stock	1,351	38	172	1,217	1.9%
Total fixed maturity AFS securities	62,156	3,172	1,868	63,460	100.0%
Equity AFS Securities	377	29	96	310
Total AFS securities	62,533	3,201	1,964	63,770
Trading Securities (1)	2,351	244	63	2,532
Total AFS and trading securities	$64,884	$3,445	$2,027	$66,302

	As of December 31, 2009
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,260	$248	$341	$8,167	13.3%
Basic industry	2,304	116	57	2,363	3.9%
Capital goods	2,995	149	26	3,118	5.1%
Communications	2,817	200	51	2,966	4.9%
Consumer cyclical	2,589	141	66	2,664	4.4%
Consumer non-cyclical	5,568	380	16	5,932	9.8%
Energy	4,251	290	22	4,519	7.4%
Technology	1,121	76	4	1,193	2.0%
Transportation	1,224	85	15	1,294	2.1%
Industrial other	709	35	11	733	1.2%
Utilities	8,941	415	81	9,275	15.2%
ABS:
CDOs and CLNs	735	11	296	450	0.7%
CRE CDOs	54	-	24	30	0.0%
Credit card	265	9	9	265	0.4%
Home equity	1,099	1	428	672	1.1%
Manufactured housing	122	1	11	112	0.2%
Auto loan	220	5	-	225	0.4%
Other	230	12	3	239	0.4%
CMBS:
Non-agency backed	2,436	49	354	2,131	3.5%
CMOs:
Agency backed	4,494	252	23	4,723	7.8%
Non-agency backed	1,697	5	454	1,248	2.1%
MPTS:
Agency backed	2,912	64	14	2,962	4.9%
Non-agency backed	69	-	8	61	0.1%
Municipals:
Taxable	1,900	13	53	1,860	3.1%
Tax-exempt	35	-	-	35	0.1%
Government and government agencies:
United States	963	85	14	1,034	1.7%
Foreign	1,345	53	39	1,359	2.2%
Hybrid and redeemable preferred stock	1,402	36	250	1,188	2.0%
Total fixed maturity AFS securities	60,757	2,731	2,670	60,818	100.0%
Equity AFS Securities	382	21	125	278
Total AFS securities	61,139	2,752	2,795	61,096
Trading Securities (1)	2,342	243	80	2,505
Total AFS and trading securities	$63,481	$2,995	$2,875	$63,601

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to the “Trading Securities” section of our 2009 Form 10-K for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2010			As of December 31, 2009
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$37,473	$38,787	61.1%	$35,041	$35,924	59.0%
2	Baa	20,117	20,951	33.0%	20,294	20,725	34.1%
Total investment grade securities		57,590	59,738	94.1%	55,335	56,649	93.1%
Below Investment Grade Securities
3	Ba	3,059	2,632	4.2%	3,221	2,695	4.5%
4	B	922	662	1.0%	1,470	948	1.6%
5	Caa and lower	327	196	0.3%	426	265	0.4%
6	In or near default	258	232	0.4%	305	261	0.4%
Total below investment grade securities		4,566	3,722	5.9%	5,422	4,169	6.9%
Total fixed maturity AFS securities		$62,156	$63,460	100.0%	$60,757	$60,818	100.0%

Total securities below investment grade
as a percentage of total fixed
maturity AFS securities		7.3%	5.9%		8.9%	6.9%

Comparisons between the National Association of Insurance Commissioners (“NAIC”) ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s Investors Service (“Moody’s”), or rated BBB- or higher by S&P and Fitch Ratings (“Fitch”)), by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be below investment grade by the rating agencies, which is a result of the changes in the RBC rules for residential mortgage-backed securities (“RMBS”) that were effective December 31, 2009, for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

Greece, Ireland, Italy, Portugal and Spain are experiencing stressed capital and credit markets.  As of March 31, 2010, the carrying value of our direct investments in the sovereign debt and banks of the countries noted above (in millions) were as follows:

	Sovereign
	Debt	Bank (1)
Country
Ireland	$-	$11
Italy	3	6
Spain	-	19
Total	$3	$36

(1)	We have identified indirect exposure to two highly rated multi-national Spanish banks in our investments in CLN structures. We do not view this exposure as material to our financial condition.

As of March 31, 2010, and December 31, 2009, 80.9% and 80.3%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities decreased $831 million in the three months ended March 31, 2010, which was attributable primarily to increased liquidity in several market segments and improved credit fundamentals.  As more fully described in Note 1 in our 2009 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2010, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of March 31, 2010
			Estimated	Estimated
		Gross	Years	Average
		Unrealized	until Call	Years
	Fair	Losses and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$574	$318	1 to 43	29	22.1%	18.8%
Hybrid and redeemable
preferred securities	853	172	1 to 57	34	NA	NA

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Form 10-K where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

The actual range and period until recovery could vary significantly depending on a variety of factors, many of which are out of our control.  There are several items that could affect the length of the period until recovery, such as the pace of economic recovery, level of delinquencies, performance of the underlying collateral, changes in market interest rates, exposures to various industry or geographic conditions, market behavior and other market conditions.

We concluded that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, that the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, and that we have the ability to hold the equity AFS securities for a period of time sufficient for recovery.  This conclusion is consistent with our asset-liability management process.  Management considers the following as part of the evaluation:

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

To determine the recoverability of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

As reported on our Consolidated Balance Sheets, we had $81.9 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $74.2 billion as of March 31, 2010.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $48.9 billion excluding consolidated VIEs which amounted to $579 million, as of March 31, 2010, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2009 Form 10-K and Note 5 for additional discussion.

The estimated fair value for all private securities was $8.2 billion and $8.0 billion as of March 31, 2010, and December 31, 2009, respectively, representing approximately 10% and 11% of total invested assets as of March 31, 2010, and December 31, 2009, respectively.

For information regarding our VIEs’ fixed maturity securities, see Note 4.  For discussion of our investments in CLNs as of December 31, 2009, see our 2009 Form 10-K CLNs section in Note 5.

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of March 31, 2010, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be impacted by subprime lending and direct investments in ABS CDOs, ABS and RMBS.  Mortgage-related ABS are backed by home equity loans and RMBS are backed by residential mortgages.  These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness:  prime; Alt-A; and subprime.  Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles.  Alt-A lending is the origination of residential mortgage loans to customers who have prime credit profiles but lack documentation to substantiate income.  Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $10.2 billion and an unrealized loss of $427 million, or 4%, as of March 31, 2010.  The unrealized loss was due primarily to continued deteriorating housing fundamentals and although liquidity has improved in recent quarters, a general level of illiquidity still exists in the market resulting in price declines in many structured products.

The market value of AFS securities and trading securities backed by subprime loans was $456 million and represented less than 1% of our total investment portfolio as of March 31, 2010.  AFS securities represented $443 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of March 31, 2010.  AFS securities and trading securities rated A or above represented 62% of the subprime investments and $224 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of March 31, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,785	$989	$480	$-	$9,254
ABS home equity	-	-	265	443	708
Total by type (1)	$7,785	$989	$745	$443	$9,962

Rating
AAA	$7,768	$332	$163	$207	$8,470
AA	-	45	123	24	192
A	17	35	45	40	137
BBB	-	34	9	11	54
BB and below	-	543	405	161	1,109
Total by rating (1)(2)	$7,785	$989	$745	$443	$9,962

Origination Year
2004 and prior	$2,749	$349	$285	$223	$3,606
2005	885	183	217	160	1,445
2006	312	159	198	58	727
2007	1,249	298	45	-	1,592
2008	343	-	-	-	343
2009	1,529	-	-	2	1,531
2010	718	-	-	-	718
Total by origination year (1)	$7,785	$989	$745	$443	$9,962

Total AFS securities					$63,770
Total AFS RMBS as a percentage of
total AFS securities					15.6%
Total prime/non-agency, Alt-A and
subprime as a percentage of
total AFS securities					3.4%

(1)
Does not include the fair value of trading securities totaling $242 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $242 million in trading securities consisted of $213 million prime, $16 million Alt-A and $13 million subprime.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

	Amortized Cost as of March 31, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,439	$1,246	$632	$-	$9,317
ABS home equity	-	-	382	680	1,062
Total by type (1)	$7,439	$1,246	$1,014	$680	$10,379

Rating
AAA	$7,423	$347	$182	$232	$8,184
AA	-	58	150	31	239
A	16	41	57	63	177
BBB	-	43	20	17	80
BB and below	-	757	605	337	1,699
Total by rating (1)(2)	$7,439	$1,246	$1,014	$680	$10,379

Origination Year
2004 and prior	$2,582	$387	$345	$295	$3,609
2005	839	246	289	243	1,617
2006	294	195	299	138	926
2007	1,156	418	81	-	1,655
2008	322	-	-	-	322
2009	1,527	-	-	4	1,531
2010	719	-	-	-	719
Total by origination year (1)	$7,439	$1,246	$1,014	$680	$10,379

Total AFS securities					$62,533
Total AFS RMBS as a percentage of
total AFS securities					16.6%
Total prime/non-agency, Alt-A and
subprime as a percentage of
total AFS securities					4.7%

(1)
Does not include the amortized cost of trading securities totaling $252 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $252 million in trading securities consisted of $215 million prime, $21 million Alt-A and $16 million subprime.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

None of these investments included any direct investments in subprime lenders or mortgages.  We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of March 31, 2010
	Credit Card (1)		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$822	$805	$223	$218	$1,045	$1,023
A	9	10	-	-	9	10
BBB	17	16	-	-	17	16
Total by rating (1)(2)(3)	$848	$831	$223	$218	$1,071	$1,049

Total AFS securities					$63,770	$62,533
Total by rating as a percentage
of total AFS securities					1.7%	1.7%

(1)
Includes amortized cost of $566 million ABS credit card assets that were reclassified from the ABS CLN assets as a result of adopting ASU 2009-17 as of January 1, 2010.  See Note 4 for additional information.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

(3)
Does not include the fair value of trading securities totaling $2 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $2 million in trading securities consisted of credit card securities.

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of March 31, 2010
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$2,062	$2,253	$73	$121	$-	$-	$2,135	$2,374
CRE CDOs	-	-	-	-	31	53	31	53
Total by type (1)	$2,062	$2,253	$73	$121	$31	$53	$2,166	$2,427

Rating
AAA	$1,477	$1,411	$36	$36	$10	$15	$1,523	$1,462
AA	287	306	7	10	-	-	294	316
A	104	131	10	13	18	34	132	178
BBB	108	157	3	6	3	4	114	167
BB and below	86	248	17	56	-	-	103	304
Total by rating (1)(2)	$2,062	$2,253	$73	$121	$31	$53	$2,166	$2,427

Origination Year
2004 and prior	$1,392	$1,447	$50	$53	$13	$15	$1,455	$1,515
2005	370	406	22	60	10	15	402	481
2006	158	230	1	8	8	23	167	261
2007	142	170	-	-	-	-	142	170
Total by origination year (1)	$2,062	$2,253	$73	$121	$31	$53	$2,166	$2,427

Total AFS securities							$63,770	$62,533
Total AFS CMBS
as a percentage of total
AFS securities							3.4%	3.9%

(1)
Does not include the fair value of trading securities totaling $81 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $81 million in trading securities consisted of $78 million CMBS and $3 million CRE CDOs.

(2)
For the table above, credit ratings shown in the document are based on ratings provided by the major credit rating agencies (Fitch, Moody’s and S&P) or are based on internal ratings for those securities where external ratings are not available.  For securities where the ratings assigned by the major rating agencies are not equivalent, the second highest of the three ratings assigned is used.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of March 31, 2010
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$250	$250	$2	$66	$186
ASSURED GUARANTY LTD	30	-	30	-	10	20
FGIC	-	87	87	-	29	58
FSA	-	60	60	-	3	57
MBIA	12	150	162	11	19	154
MGIC	11	6	17	-	2	15
PMI GROUP INC	27	-	27	-	14	13
RADIAN GROUP INC	19	-	19	-	4	15
XL CAPITAL LTD	72	63	135	3	14	124
Total by Monoline insurer (3)	$171	$616	$787	$16	$161	$642

Total AFS securities			$62,533	$3,201	$1,964	$63,770
Total by Monoline insurer as a
percentage of total AFS securities			1.3%	0.5%	8.2%	1.0%

(1)	Additional direct exposure through credit default swaps with a notional value totaling $84 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table.
(3)
Does not include the fair value of trading securities totaling $30 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $30 million in trading securities consisted of $10 million of direct exposure and $20 million of insured exposure.  This table also excludes insured exposure totaling $12 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions) for our securities that we believe were most at risk of impairment, was as follows:

	As of March 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$59	22.8%	$99	24.5%	$40	26.9%
Banking	84	32.5%	123	30.4%	39	26.4%
CMBS	4	1.6%	28	6.9%	24	16.2%
Property and casualty insurers	47	18.1%	70	17.3%	23	15.5%
ABS	22	8.5%	39	9.6%	17	11.5%
Non-agency	1	0.4%	3	0.7%	2	1.4%
Industrial - other	4	1.6%	6	1.5%	2	1.4%
Gaming	14	5.4%	15	3.7%	1	0.7%
Financial - other	11	4.3%	11	2.7%	-	0.0%
Electric	3	1.2%	3	0.7%	-	0.0%
Retailers	1	0.4%	1	0.2%	-	0.0%
Real estate investment trusts	1	0.4%	1	0.2%	-	0.0%
Refining	3	1.2%	3	0.7%	-	0.0%
Entertainment	2	0.8%	2	0.5%	-	0.0%
Building materials	1	0.4%	1	0.2%	-	0.0%
Metals and mining	1	0.4%	1	0.2%	-	0.0%
Total securities subject to
enhanced analysis
and monitoring	$258	100.0%	$406	100.0%	$148	100.0%
Total AFS securities	$63,770		$62,533		$1,964
Total securities subject to enhanced analysis and
monitoring as a percentage of total AFS securities	0.4%		0.6%		7.5%

In addition, as discussed in Note 1 in our 2009 Form 10-K, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools as of March 31, 2010, see Note 5.

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$175	36.8%	$280	37.3%	$105	38.1%
ABS	31	6.5%	91	12.1%	60	21.8%
Banking	98	20.6%	137	18.2%	39	14.2%
Property and casualty insurers	42	8.8%	70	9.3%	28	10.2%
CMBS	3	0.6%	30	4.0%	27	9.8%
Non-captive diversified	57	12.0%	63	8.4%	6	2.2%
Non-agency	1	0.2%	4	0.5%	3	1.1%
Financial - other	29	6.1%	31	4.1%	2	0.7%
Industrial - other	4	0.8%	6	0.8%	2	0.7%
Gaming	21	4.4%	22	2.9%	1	0.4%
Airlines	2	0.4%	3	0.4%	1	0.4%
Electric	2	0.4%	3	0.4%	1	0.4%
Retailers	1	0.2%	1	0.1%	-	0.0%
Refining	5	1.0%	5	0.7%	-	0.0%
Chemicals	3	0.6%	3	0.4%	-	0.0%
Real estate investment trusts	1	0.2%	1	0.1%	-	0.0%
Lodging	2	0.4%	2	0.3%	-	0.0%
Total securities subject
to enhanced analysis
and monitoring	$477	100.0%	$752	100.0%	$275	100.0%
Total AFS securities	$61,096		$61,139		$2,795
Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.8%		1.2%		9.8%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of March 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$990	6.9%	$1,399	8.6%	$409	20.8%
CMOs	1,526	10.7%	1,933	11.9%	407	20.7%
Banking	1,919	13.4%	2,270	14.0%	351	17.9%
CMBS	574	4.0%	892	5.5%	318	16.2%
Property and casualty insurers	483	3.4%	547	3.4%	64	3.3%
Electric	1,119	7.8%	1,156	7.1%	37	1.9%
Paper	184	1.3%	215	1.3%	31	1.6%
Media - non-cable	211	1.5%	239	1.5%	28	1.4%
Diversified manufacturing	310	2.2%	333	2.0%	23	1.2%
Local authorities	665	4.7%	686	4.2%	21	1.1%
Gaming	170	1.2%	190	1.2%	20	1.0%
Entertainment	208	1.5%	224	1.4%	16	0.8%
Owned no guarantee	297	2.1%	311	1.9%	14	0.7%
Sovereigns	147	1.0%	161	1.0%	14	0.7%
Non-agency	75	0.5%	88	0.5%	13	0.7%
Retailers	137	1.0%	150	0.9%	13	0.7%
Financial - other	226	1.6%	239	1.5%	13	0.7%
Non-captive diversified	198	1.4%	210	1.3%	12	0.6%
Pipelines	208	1.5%	220	1.4%	12	0.6%
Metals and mining	206	1.4%	216	1.3%	10	0.5%
Industries with unrealized losses
less than $10 million	4,443	30.9%	4,581	28.1%	138	6.9%
Total by industry	$14,296	100.0%	$16,260	100.0%	$1,964	100.0%
Total AFS securities	$63,770		$62,533		$1,964
Total by industry as a
percentage of total AFS
securities	22.4%		26.0%		100.0%

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,290	7.8%	$2,061	10.6%	$771	27.6%
Banking	1,973	12.0%	2,462	12.8%	489	17.5%
CMOs	1,797	10.8%	2,266	11.8%	469	16.8%
CMBS	809	4.9%	1,163	6.0%	354	12.7%
Property and casualty insurers	621	3.7%	709	3.7%	88	3.1%
Electric	986	5.9%	1,037	5.3%	51	1.8%
Local authorities	927	5.6%	970	5.0%	43	1.5%
Media - non-cable	277	1.7%	318	1.6%	41	1.5%
Paper	217	1.3%	257	1.3%	40	1.4%
Financial - other	260	1.6%	292	1.5%	32	1.1%
Real estate investment trusts	434	2.6%	461	2.4%	27	1.0%
Non-captive diversified	211	1.3%	237	1.2%	26	0.9%
Life	298	1.8%	322	1.7%	24	0.9%
Gaming	194	1.2%	217	1.1%	23	0.8%
Entertainment	210	1.3%	230	1.2%	20	0.7%
Owned no guarantee	283	1.7%	302	1.6%	19	0.7%
Non-agency	102	0.6%	121	0.6%	19	0.7%
Sovereigns	174	1.0%	192	1.0%	18	0.6%
Pipelines	299	1.8%	314	1.6%	15	0.5%
Municipal	362	2.2%	376	1.9%	14	0.5%
Diversified manufacturing	310	1.9%	324	1.7%	14	0.5%
Distributors	337	2.0%	350	1.8%	13	0.5%
Non-captive consumer	115	0.7%	128	0.7%	13	0.5%
Metals and mining	248	1.5%	261	1.3%	13	0.5%
Conventional 30-year	829	5.0%	841	4.3%	12	0.4%
Industrial - other	156	0.9%	167	0.9%	11	0.4%
Retailers	152	0.9%	163	0.8%	11	0.4%
Industries with unrealized losses
less than $10 million	2,718	16.3%	2,843	14.6%	125	4.5%
Total by industry	$16,589	100.0%	$19,384	100.0%	$2,795	100.0%
Total AFS securities	$61,096		$61,139		$2,795
Total by industry as a
percentage of total AFS
securities	27.2%		31.7%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 47.1% and 47.5% of total gross unrealized losses on all AFS securities as of March 31, 2010, and December 31, 2009, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 52.9% and 52.5% of the gross unrealized losses as of March 31, 2010, and December 31, 2009, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2010.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of March 31, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$168	$197	$29
	40% to 70%	116	214	98
	Below 40%	10	37	27
Total < or = 90 days		294	448	154

>90 days but < or = 180 days	Above 70%	30	39	9
	40% to 70%	50	83	33
Total >90 days but < or = 180 days		80	122	42

>180 days but < or = 270 days	Above 70%	22	23	1
Total >180 days but < or = 270 days		22	23	1

>270 days but < or = 1 year	Above 70%	23	25	2
	40% to 70%	16	23	7
Total >270 days but < or = 1 year		39	48	9

>1 year	Above 70%	1,658	1,883	225
	40% to 70%	414	693	279
	Below 40%	58	273	215
Total >1 year		2,130	2,849	719

Total below investment grade		$2,565	$3,490	$925

Total AFS securities		$63,770	$62,533	$1,964
Total below investment grade as a percentage
of total AFS securities		4.0%	5.6%	47.1%

	Ratio of	As of December 31, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$192	$211	$19
	40% to 70%	163	307	144
	Below 40%	12	44	32
Total < or = 90 days		367	562	195

>90 days but < or = 180 days	Above 70%	32	33	1
	Below 40%	2	6	4
Total >90 days but < or = 180 days		34	39	5

>180 days but < or = 270 days	40% to 70%	18	25	7
	Below 40%	-	1	1
Total >180 days but < or = 270 days		18	26	8

>270 days but < or = 1 year	Above 70%	51	60	9
	40% to 70%	18	30	12
	Below 40%	3	13	10
Total >270 days but < or = 1 year		72	103	31

>1 year	Above 70%	1,776	2,023	247
	40% to 70%	802	1,403	601
	Below 40%	61	303	242
Total >1 year		2,639	3,729	1,090

Total below investment grade		$3,130	$4,459	$1,329

Total AFS securities		$61,096	$61,139	$2,795
Total below investment grade as a percentage
of total AFS securities		5.1%	7.3%	47.5%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,951	99.1%	$7,142	99.5%
Delinquent and in foreclosure (1)	62	0.9%	36	0.5%
Total mortgage loans
on real estate	$7,013	100.0%	$7,178	100.0%

(1)	As of March 31, 2010, and December 31, 2009, there were 13 and 8 loans that were delinquent and in foreclosure, respectively.

	As of	As of		As of
	March 31,	December 31,		March 31,
By Segment	2010	2009		2010
Retirement Solutions:			Allowance for Losses
Annuities	$1,148	$1,193	Balance as of beginning-of-year	$22
Defined Contribution	900	925	Additions	6
Insurance Solutions:			Charge-offs, net of recoveries	(9)
Life Insurance	4,074	4,185	Balance as of end-of-period	$19
Group Protection	306	310
Other Operations	585	565
Total mortgage loans
on real estate	$7,013	$7,178

	As of March 31, 2010			As of March 31, 2010
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,394	34.1%	CA	$1,453	20.8%
Industrial	1,868	26.6%	TX	606	8.6%
Retail	1,660	23.7%	MD	423	6.0%
Apartment	659	9.4%	FL	317	4.5%
Hotel/Motel	204	2.9%	VA	315	4.5%
Mixed use	132	1.9%	TN	305	4.3%
Other commercial	96	1.4%	AZ	298	4.2%
Total	$7,013	100.0%	WA	284	4.0%
			NC	256	3.7%
			GA	238	3.4%
			IL	238	3.4%
Geographic Region			PA	205	2.9%
Pacific	$1,842	26.3%	NV	203	2.9%
South Atlantic	1,688	24.1%	OH	189	2.7%
Mountain	699	10.0%	IN	159	2.3%
East North Central	675	9.6%	MN	151	2.2%
West South Central	641	9.1%	NJ	140	2.0%
Middle Atlantic	472	6.7%	NY	127	1.8%
East South Central	433	6.2%	SC	124	1.8%
West North Central	388	5.5%	MA	121	1.7%
New England	175	2.5%	Other states under 2%	861	12.3%
Total	$7,013	100.0%	Total	$7,013	100.0%

	As of March 31, 2010			As of March 31, 2010
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$3,442	49.0%	Remainder of 2010	$148	2.1%
2005	874	12.5%	2011	345	4.9%
2006	692	9.9%	2012	460	6.6%
2007	1,009	14.4%	2013	419	6.0%
2008	824	11.8%	2014	486	6.9%
2009	159	2.3%	2015 and thereafter	5,148	73.5%
2010	6	0.1%	Total	$7,006	100.0%
Total	$7,006	100.0%

As discussed in “Current Market Conditions” in our 2009 Form 10-K, the global financial markets and credit market conditions experienced a period of extreme volatility and disruption that began in the second half of 2007 and continued and substantially increased throughout 2008 that led to a decrease in the overall liquidity and availability of capital in the mortgage loan market, and in particular a decrease in activity by securitization lenders.  These conditions and the overall economic downturn put pressure on the fundamentals of mortgage loans through rising vacancies, falling rents and falling property values.

Loan-to-value and debt-service coverage ratios are measures commonly used to assess the quality of mortgage loans.  The loan-to-value ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan, and is commonly expressed as a percentage.  Loan-to-value ratios greater than 100% indicate that the principal amount is greater than the collateral value.  Therefore, all else being equal, a smaller loan-to-value ratio generally indicates a higher quality loan.  The debt-service coverage ratio compares a property’s net operating income to its debt-service payments.  Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments.  Therefore, all else being equal, a larger debt-service coverage ratio generally indicates a higher quality loan.  The following summarizes our loan-to-value and debt-service coverage ratios (in millions):

	As of March 31, 2010
Loan-to-Value	Principal Amount	%	Debt-Service Coverage
Less than 65%	$4,832	69.0%	1.67
65% to 75%	1,841	26.3%	1.41
Greater than 75%	333	4.7%	0.78
Total mortgage loans	$7,006	100.0%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions impact our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were eight impaired mortgage loans as of March 31, 2010, or less than 1% of the total dollar amount of mortgage loans.  The carrying value on the mortgage loans that were two or more payments delinquent as of March 31, 2010, was $46 million, or 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of March 31, 2010, was $2 million.  The carrying value on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $36 million, or less than 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $2 million.  See Note 1 in our 2009 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
Retirement Solutions:
Annuities	$85	$85
Defined Contribution	66	65
Insurance Solutions:
Life Insurance	496	485
Group Protection	32	32
Other Operations	17	29
Total alternative investments	$696	$696

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Retirement Solutions:
Annuities	$2	$(1)	300%
Defined Contribution	2	-	NM
Insurance Solutions:
Life Insurance	15	(5)	NM
Group Protection	1	-	NM
Other Operations	1	-	NM
Total alternative investments (1)	$21	$(6)	NM

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing the first three months of 2010 to the same period in 2009 was due to overall improvement in the equity markets specifically benefiting our hedge fund, venture capital and energy limited partnership holdings.

As of March 31, 2010, and December 31, 2009, alternative investments included investments in approximately 98 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments,” in our 2009 Form 10-K, we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Our investment income from alternative investments for the first quarter of 2010 included a pre-tax gain of $13 million attributable to audit adjustments to partnerships’ 2009 financial statements.  The breakdown of these audit adjustments by segment was as follows: $10 million for Insurance Solutions – Life Insurance; $1 million for Insurance Solutions – Group Protection; $1 million for Retirement Solutions – Annuities; and $1 million for Retirement Solutions – Defined Contribution.

Non-Income Producing Investments

As of March 31, 2010, and December 31, 2009, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $29 million and $38 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Net Investment Income
Fixed maturity AFS securities	$904	$825	9.6%
VIEs' fixed maturity AFS securities	4	-	NM
Equity AFS securities	2	2	0.0%
Trading securities	39	40	-2.5%
Mortgage loans on real estate	110	118	-6.8%
Real estate	7	4	75.0%
Policy loans	42	44	-4.5%
Invested cash	1	7	-85.7%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	5	1	NM
Alternative investments (2)	21	(6)	NM
Other investments	1	4	-75.0%
Investment income	1,136	1,039	9.3%
Investment expense	(30)	(26)	-15.4%
Net investment income	$1,106	$1,013	9.2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2010	2009	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on
real estate and other, net of investment expenses	5.72%	5.84%	(12)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.03%	0.01%	2
Alternative investments	0.11%	-0.03%	14
Net investment income yield on invested assets	5.86%	5.82%	4

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Average invested assets at amortized cost	$75,459	$69,583	8.4%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and fixed portion of defined contribution and VUL products.  The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable.  Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond makewhole premiums, alternative investments and contingent interest and standby real estate equity commitments.  These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The increase in net investment income when comparing the first three months of 2010 to the same period of 2009 was attributable to higher account values due primarily to positive net flows and higher invested assets driven primarily by issuances of common stock, preferred stock and debt.

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

As of March 31, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $136 million and $220 million, respectively.  During the first quarter of March 31, 2010, we funded commitments of $59 million and the fair value of the associated real estate of $31 million was included on our Consolidated Balance Sheets.  During 2009, we funded commitments of $46 million and the fair value of the associated real estate of $32 million was included on our Consolidated Balance Sheets, which resulted in the recognition of $14 million in realized losses.  In addition, we recorded an estimated loss of $69 million in 2009 on projects due to our belief that our requirement to fund the projects in accordance with the standby equity commitment is probable.  The loss related to these projects had funding during the first quarter of 2010 of $28 million.  During the first quarter of 2010, we recorded an $8 million loss in addition to the estimated loss of $69 million recorded in 2009.

We have continued to suspend entering into new standby real estate commitments.

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

The increase in prepayment and makewhole premiums when comparing 2010 to 2009 was attributable primarily to the overall improvement in the capital markets and real estate financing, which resulted in more refinancing activity and more prepayment income.

Realized Loss Related to Investments

The detail of the realized loss related to investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Fixed maturity AFS securities:
Gross gains	$50	$55	-9%
Gross losses	(84)	(241)	65%
Equity AFS securities:
Gross gains	-	3	-100%
Gross losses	(4)	(3)	-33%
Loss on other investments	(22)	(2)	NM
Associated amortization expense of DAC, VOBA,
DSI and DFEL and changes in other contract
holder funds and funds withheld
reinsurance liabilities	4	55	-93%
Total realized loss on investments, excluding
trading securities	(56)	(133)	58%
Gain (loss) on certain derivative instruments	12	(17)	171%
Total realized loss on investments and
certain derivative instruments,
excluding trading securities	$(44)	$(150)	71%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2010 and 2009, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” for additional information on our portfolio management strategy in our 2009 Form 10-K.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Fixed Maturity Securities
Corporate bonds	$41	$82	-50%
MBS:
CMOs	24	81	-70%
ABS CDOs	1	-	NM
Hybrid and redeemable preferred securities	5	1	NM
Total fixed maturity securities	71	164	-57%
Equity Securities
Other financial services securities	3	-	NM
Other securities	-	3	-100%
Total equity securities	3	3	0%
Gross OTTI recognized in net income (loss)	74	167	-56%
Associated amortization expense of DAC,
VOBA, DSI and DFEL	(21)	(45)	53%
Net OTTI recognized in net income (loss), pre-tax	$53	$122	-57%

When comparing the first three months of 2010 to 2009, the decrease in write-downs for OTTI on our AFS securities was attributable primarily to overall improvement in the credit markets as compared to the same period in prior year.  Losses in 2010 were attributable primarily to certain corporate bond holdings within the entertainment and banking sectors, as well as deteriorating fundamentals within the housing market that affected select RMBS holdings.

REINSURANCE

See “Part II – Item 7. MD&A – Reinsurance” and Note 9 in our 2009 Form 10-K for information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $565 million for the first three months of 2010 and used cash of $344 million for the first three months of 2009.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, repayment of preferred stock, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first three months of 2010, our payables for collateral on derivative investments remained relatively flat, as there was only a decrease of $4 million.  For additional information, see “Credit Risk” in Note 6.

We believe that the rating agencies have heightened the level of scrutiny that they apply to the U.S. life insurance sector and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Dividends from Subsidiaries
Delaware Investments (1)	$390	$3	NM
Other	15	-	NM
Loan Repayments and Interest from
Subsidiary
LNL interest on intercompany notes (2)	22	22	0%
	$427	$25	NM

(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in The Lincoln National Life Insurance Company (“LNL”).

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

Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) up to a certain threshold, or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the prior calendar year.  As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” in our 2009 Form 10-K, we may not consider the benefit from the statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, The Lincoln Life & Annuity Company of New York, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

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

On January 4, 2010, we closed on the sale of Delaware and received after-tax proceeds of approximately $405 million.  There could be post-closing adjustments, some of which are beyond our control, and no assurance can be given as to the timing of its completion as an extension beyond 120 days is allowed in the purchase agreement if there is disagreement during this period.  On October 1, 2009, we closed on the sale of Lincoln UK and received after-tax proceeds of $307 million that were used for general corporate purposes.  As a result of post-closing adjustments related to this transaction, we received additional consideration of $18 million, after-tax, in the second quarter of 2010.  For more information on the disposition of these businesses, see Note 3.

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2010
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$99	$-	$-	$-	$1	$100
Current maturities of long-term debt	250	-	(250)	-	-	-
Other short-term debt	1	-	-	-	-	1
Total short-term debt	$350	$-	$(250)	$-	$1	$101

Long-Term Debt
Senior notes	$2,960	$-	$-	$9	$1	$2,970
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,485	-	-	-	-	1,485
Total long-term debt	$5,050	$-	$-	$9	$1	$5,060

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On March 12, 2010, we funded the maturity of a $250 million floating rate senior note with the majority of our proceeds from our $300 million 6.25% senior offering in December 2009.  We have a $250 million 6.2% fixed rate senior note maturing on December 15, 2011.  The specific resources or combination of resources that we will use to meet the 2011 maturity will depend upon, among other things, the financial market conditions present at the time of maturity.  As of March 31, 2010, the holding company had $1.2 billion in cash and cash equivalents.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of March 31, 2010
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$411	$350
Five-year revolving credit facility	Feb-11	1,350	-
Five-year revolving credit facility	Mar-11	1,750	-
Ten-year LOC facility	Dec-19	550	-
Total		$4,061	$350

LOCs issued			$2,636

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  Of the borrowings outstanding as of March 31, 2010, $250 million is classified within long-term debt and $100 million is classified within payables for collateral on investments on our Consolidated Balance Sheets.  The maturity dates of the borrowings are discussed below.

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

Under the credit agreements, we must maintain a minimum consolidated net worth level.  In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  As of March 31, 2010, we were in compliance with all such covenants.  All of our credit agreements are unsecured.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3.  Our long-term debt held a rating of BBB/Baa2 as of March 31, 2010.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2009 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K for additional information on our current bond ratings.

As of March 31, 2010, based on our actual common stock investment, we had borrowing capacity of up to approximately $411 million from the FHLBI.  We had a $250 million floating-rate term loan outstanding under the facility due June 20, 2017, which may be prepaid beginning June 20, 2010.  We also borrowed $100 million under the facility at a rate of 0.8% that is due June 3, 2010.

Management monitors the covenants associated with LNC’s capital securities.  As of March 31, 2010, we had approximately $1.5 billion in principal amount of capital securities outstanding.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  If we determine that one of the following triggers exists as of the 30th day prior to an interest payment date (“determination date”), then the ACSM would apply:

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

In recent quarters, we have triggered the net income test as a result of quarterly consolidated net losses.  However, recent quarterly consolidated net income and our efforts to raise capital in the form of equity in 2009 resulted in no trigger of the net income test or the overall stockholders’ equity test looking forward to the quarter ending September 30, 2010.

The calculations of RBC, net income (loss) and adjusted stockholders’ equity are subject to adjustments and the capital securities are subject to additional terms and conditions as further described in supplemental indentures filed as exhibits to our Forms 8-K filed on March 13, 2007, May 17, 2006, and April 20, 2006.

For more information, see “Part I – Item 1A. Risk Factors – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels” and Note 13 in our 2009 Form 10-K.

For information regarding our participation in the TARP CPP, see “Introduction – Executive Summary – Current Market Conditions” above.

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

The holding company did not borrow from the cash management program during the first quarter of 2010.  There was no balance as of March 31, 2010.  In addition, the holding company had an outstanding payable of $104 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of March 31, 2010.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2010, our insurance subsidiaries had securities with a carrying value of $440 million out on loan under the securities lending program and $335 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

LNC has a $1.0 billion commercial paper program that was rated A-2, P-2 and F2 as of March 31, 2010.  The commercial paper program is backed by a bank line of credit.  During the first quarter of 2010, LNC had an average of $101 million in commercial paper outstanding with a maximum amount of $117 million outstanding at any time.  LNC had $100 million of commercial paper outstanding as of March 31, 2010.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Divestitures

For a discussion of our divestitures, see “Part I – Item 1. Business – Acquisitions and Dispositions” in our 2009 Form 10-K and Note 3.

Uses of Capital

Our principal uses of cash are to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to purchase reinsurance, to fund policy surrenders and withdrawals, to pay dividends to our stockholders and to repurchase our stock and debt securities.

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.  As a result of our participation in the TARP CPP, we are subject to limits on increasing the dividend on our common stock (unless the U.S. Treasury consents), which apply until July 10, 2012, unless we prior to that date redeem the Series B preferred shares in whole or the U.S. Treasury transfers all of the Series B preferred stock to third parties.

Details underlying this activity (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2010	2009	Change
Common dividends to stockholders	$3	$54	-94%

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be impacted by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  We are exploring our options with regard to protecting and building capital at the insurance company subsidiaries, which may include, depending on then current market conditions and other factors, potential securitizations of reserves, reinsurance transactions and sales of corporate assets.  A continuation of or an acceleration of poor capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” in this report.

Recent Accounting Pronouncements

See Note 2 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  The exposures of financial instruments to market risks, and the related risk management process, are most important to our Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements,” as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Derivatives

We have entered into derivative transactions to hedge our exposure to rapid changes in interest rates.  The derivative programs are used to help us achieve somewhat stable margins while providing competitive crediting rates to contract holders during periods when interest rates are changing.  Such derivatives include interest rate swap agreements, interest rate futures, interest rate cap agreements, forward-starting interest rate swaps, consumer price index swaps, interest rate cap corridors and treasury locks.  See Note 6 for additional information on our derivatives used to hedge our exposure to changes in interest rates.

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

Impact of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates” in Item 2 above and in Item 7 of our 2009 Form 10-K, we expect that, in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an impact to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.

The following table presents our estimate of the impact on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to drop to 1000 immediately after March 31, 2010, and remain at that level through the next twelve months or dropped to 800 immediately after March 31, 2010, and remain at that level through the next twelve months, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1000 (1)	at 800 (1)
Segment
Retirement Solutions - Annuities (2)	$(55)	$(130)
Retirement Solutions - Defined Contribution (2)	(10)	(30)

(1)
The baseline for these impacts assumes 9% annual equity market growth beginning on April 1, 2010.  The baseline is then compared to scenarios of S&P 500 at the 800 and 1000 levels, which assume the index stays at those levels for the next twelve months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 800 and 1000 level scenarios is presented in the table.

(2)
If the level of the S&P 500 dropped to 800 immediately after March 31, 2010, and remained at that level in subsequent periods we project that we would have a RTM prospective unlocking of approximately $220 million to $280 million, after-tax, for Retirement Solutions late in 2012.  If the level of the S&P 500 dropped to 1000 immediately after March 31, 2010, and remained at that level  in subsequent periods we project that we would have a RTM prospective unlocking of approximately $140 million to $180 million, after-tax, for Retirement Solutions late in 2014.

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

Credit-Related Derivatives

We use credit-related derivatives to minimize our exposure to credit-related events and we also sell credit default swaps to offer credit protection to our contract holders.  For additional information, see Note 6.

Credit Risk

Through the use of derivative instruments, we are exposed to both credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls).  When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative.  When the fair value of a derivative contract is negative, this generally indicates we owe the counterparty and therefore we have no credit risk, but have been affected by market risk.  We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits.  We also maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or to us.

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of March 31, 2010, and December 31, 2009, our counterparty risk exposure, net of collateral, was $294 million and $292 million, respectively.  As of March 31, 2010, we had exposure to 18 counterparties, with a maximum exposure of $125 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of Lincoln National Corporation counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2010	2009
Rating
AAA	$3	$-
AA	196	202
A	87	82
BBB	8	8
Total	$294	$292

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 9 to the consolidated financial statements in “Part I – Item 1.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2010 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
1/1/10 - 1/31/10	13,286	$25.10	-	$1,204

2/1/10 - 2/28/10	49,186	26.10	-	1,204

3/1/10 - 3/31/10	6,839	26.43	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 69,311 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended March 31, 2010, there were no shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of March 31, 2010, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 12 are not included in our security repurchase.  As required under CPP, repurchases of the Company’s outstanding preferred and common stock are subject to certain restrictions (unless the U.S. Treasury consents).  In addition to these restrictions, in connection with this arrangement, the Company has complied with enhanced compensation restrictions for certain executives and employees.

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
Douglas N. Miller Vice President and Chief Accounting Officer
Date: May 7, 2010

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2010

3.1	Amended and Restated Bylaws of LNC (effective July 29, 2009) are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 22, 2010.
10.1
Investment Advisory Agreement, dated as of January 4, 2010, between The Lincoln National Life Insurance Company and Delaware Investment Advisers is incorporated by reference to Exhibit 10.58 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.2
Investment Advisory Agreement, dated as of January 4, 2010, between Lincoln Life & Annuity  Company of New York and Delaware Investment Advisers is incorporated by reference to Exhibit 10.59 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

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
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Balance Sheets for the quarter ended March 31, 2010 and year ended December 31, 2009; (ii) Consolidated Statements of Income for the three months ended March 31, 2010 and 2009; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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