Form 10-Q
period 2010-06-30
LINCOLN NATIONAL CORP
filed 2010-08-09
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-Q
_________________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-6028

_________________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

(484) 583-1400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)
_________________________

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

As of August 3, 2010, there were 316,735,677 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2010 - $63,321; 2009 - $60,757)	$66,391	$60,818
Variable interest entities' fixed maturity securities (amortized cost: 2010 - $568)	581	-
Equity securities (cost: 2010 - $356; 2009 - $382)	246	278
Trading securities	2,608	2,505
Mortgage loans on real estate	6,882	7,178
Real estate	218	174
Policy loans	2,902	2,898
Derivative investments	1,989	1,010
Other investments	1,136	1,057
Total investments	82,953	75,918
Cash and invested cash	3,700	4,025
Deferred acquisition costs and value of business acquired	8,535	9,510
Premiums and fees receivable	317	321
Accrued investment income	945	889
Reinsurance recoverables	6,660	6,426
Goodwill	3,013	3,013
Other assets	3,162	3,831
Separate account assets	70,844	73,500
Total assets	$180,129	$177,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$17,478	$15,958
Other contract holder funds	65,462	64,147
Short-term debt	99	350
Long-term debt	5,865	5,050
Reinsurance related embedded derivatives	92	31
Funds withheld reinsurance liabilities	1,196	1,261
Deferred gain on business sold through reinsurance	506	543
Payables for collateral on investments	2,376	1,907
Variable interest entities' liabilities	187	-
Other liabilities	3,386	2,986
Separate account liabilities	70,844	73,500
Total liabilities	167,491	165,733

Contingencies and Commitments (See Note 10)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized:
Series A preferred stock - 11,365 and 11,497 shares issued and outstanding
as of June 30, 2010, and December 31, 2009, respectively	-	-
Series B preferred stock - 950,000 shares outstanding as of December 31, 2009	-	806
Common stock - 800,000,000 shares authorized; 316,662,480 and 302,223,281 shares
issued and outstanding as of June 30, 2010, and December 31, 2009, respectively	8,188	7,840
Retained earnings	3,512	3,316
Accumulated other comprehensive income (loss)	938	(262)
Total stockholders' equity	12,638	11,700
Total liabilities and stockholders' equity	$180,129	$177,433

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Insurance premiums	$551	$542	$1,083	$1,050
Insurance fees	793	691	1,581	1,392
Net investment income	1,120	971	2,226	1,984
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(11)	(221)	(88)	(431)
Portion of loss recognized in other comprehensive income	-	103	24	192
Net other-than-temporary impairment losses on securities
recognized in earnings	(11)	(118)	(64)	(239)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	16	(325)	43	(400)
Total realized gain (loss)	5	(443)	(21)	(639)
Amortization of deferred gain on business sold through
reinsurance	19	18	38	37
Other revenues and fees	117	104	225	191
Total revenues	2,605	1,883	5,132	4,015
Benefits and Expenses
Interest credited	613	607	1,231	1,234
Benefits	839	575	1,618	1,495
Underwriting, acquisition, insurance and other expenses	754	694	1,467	1,338
Interest and debt expense	69	61	137	61
Impairment of intangibles	-	(1)	-	603
Total benefits and expenses	2,275	1,936	4,453	4,731
Income (loss) from continuing operations before taxes	330	(53)	679	(716)
Federal income tax expense (benefit)	78	(46)	171	(122)
Income (loss) from continuing operations	252	(7)	508	(594)
Income (loss) from discontinued operations, net of federal
income taxes	3	(154)	31	(146)
Net income (loss)	255	(161)	539	(740)
Preferred stock dividends and accretion of discount	(149)	-	(168)	-
Net income (loss) available to common stockholders	$106	$(161)	$371	$(740)

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.34	$(0.03)	$1.12	$(2.30)
Income (loss) from discontinued operations	0.01	(0.59)	0.10	(0.57)
Net income (loss)	$0.35	$(0.62)	$1.22	$(2.87)

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.32	$(0.03)	$1.08	$(2.30)
Income (loss) from discontinued operations	0.01	(0.59)	0.10	(0.57)
Net income (loss)	$0.33	$(0.62)	$1.18	$(2.87)

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2010	2009

Preferred Stock
Balance as of beginning-of-year	$806	$-
Redemption of Series B preferred stock	(950)	-
Accretion of discount on Series B preferred stock	144	-
Balance as of end-of-period	-	-

Common Stock
Balance as of beginning-of-year	7,840	7,035
Issuance of common stock	368	652
Stock compensation/issued for benefit plans	9	(9)
Deferred compensation payable in stock	-	3
Effect of amendment to non-director deferred compensation plans	(29)	-
Balance as of end-of-period	8,188	7,681

Retained Earnings
Balance as of beginning-of-year	3,316	3,745
Cumulative effect from adoption of new accounting standards	(169)	102
Comprehensive income	1,558	458
Less other comprehensive income, net of tax	1,019	1,198
Net income (loss)	539	(740)
Dividends declared: Common (2010 - $0.020; 2009 - $0.020)	(6)	(6)
Dividends on preferred stock	(24)	-
Accretion of discount on Series B preferred stock	(144)	-
Balance as of end-of-period	3,512	3,101

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(262)	(2,803)
Cumulative effect from adoption of new accounting standards	181	(102)
Other comprehensive income, net of tax	1,019	1,198
Balance as of end-of-period	938	(1,707)
Total stockholders' equity as of end-of-period	$12,638	$9,075

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$539	$(740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(86)	(165)
Trading securities purchases, sales and maturities, net	31	35
Change in premiums and fees receivable	4	46
Change in accrued investment income	(56)	(67)
Change in future contract benefits	603	(268)
Change in other contract holder funds	1	102
Change in reinsurance related assets and liabilities	(253)	81
Change in federal income tax accruals	202	110
Realized (gain) loss	21	639
Gain on early extinguishment of debt	-	(64)
Amortization of deferred gain on business sold through reinsurance	(38)	(37)
Impairment of intangibles	-	603
(Gain) loss on disposal of discontinued operations	(64)	237
Other	(31)	(65)
Net cash provided by operating activities	873	447

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(7,474)	(7,661)
Sales of available-for-sale securities	2,057	2,078
Maturities of available-for-sale securities	1,925	1,619
Purchases of other investments	(1,245)	(2,564)
Sales or maturities of other investments	1,443	2,942
Increase (decrease) in payables for collateral on investments	469	(1,994)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	321	4
Other	(29)	(28)
Net cash used in investing activities	(2,533)	(5,604)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(522)
Issuance of long-term debt, net of issuance costs	749	495
Decrease in commercial paper, net	(1)	(112)
Deposits of fixed account values, including the fixed portion of variable	5,132	5,795
Withdrawals of fixed account values, including the fixed portion of variable	(2,483)	(3,285)
Transfers to and from separate accounts, net	(1,353)	(1,028)
Common stock issued for benefit plans and excess tax benefits	-	(20)
Redemption of Series B preferred stock	(950)	-
Issuance of common stock	368	652
Dividends paid to common and preferred stockholders	(36)	(56)
Net cash provided by financing activities	1,176	1,919
Net decrease in cash and invested cash, including discontinued operations	(484)	(3,238)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,184	5,926
Cash and invested cash, including discontinued operations, as of end-of-period	$3,700	$2,688

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 15 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group protection.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications had no effect on net income or stockholders’ equity of the prior years.

Summary of Significant Accounting Policies

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“OCI”), net of associated deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), other contract holder funds and deferred income taxes.  See Notes 5 and 14 for additional details.

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

The following summarizes our fair valuation methodologies and associated inputs, which are particular to the specified security type and are in addition to the defined standard inputs to our valuation methodologies for all of our AFS securities discussed above:

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

Fair Value Measurements and Disclosures Topic

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires us to disclose additional information related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Future Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2009 Form 10-K.  We adopted the amendments in ASU 2010-06 effective January 1, 2010, and have prospectively included the required disclosures in Note 14.  The disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements are effective for reporting periods beginning after December 15, 2010, and as such, these disclosures will be included in the Notes to Consolidated Financial Statements effective January 1, 2011.

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

Future Adoption of New Accounting Standards

Derivatives and Hedging Topic

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), to clarify the scope exception when evaluating an embedded credit derivative which may potentially require separate accounting.  Specifically, ASU 2010-11 states that only an embedded credit derivative feature related to the transfer of credit risk that is solely in the form of subordination of one financial instrument to another is not subject to further analysis as a potential embedded derivative under the Derivatives and Hedging Topic of the FASB ASC.  The amendments specify that embedded credit derivatives not qualifying for the scope exception, such as an embedded derivative related to a credit default swap on a referenced credit, would be subject to a bifurcation analysis even if their effects are allocated to interests in subordinated tranches of the securitized financial instrument.  ASU 2010-11 will be effective at the beginning of the first fiscal quarter beginning after June 15, 2010.  The fair value option may be elected for investments within the scope of ASU 2010-11 on an instrument-by-instrument basis.  If the fair value option is not elected, preexisting contracts acquired, issued or subject to a remeasurement event on or after January 1, 2007, must be evaluated under the guidance in ASU 2010-11.  We will adopt the amendments in ASU 2010-11 effective with the interim reporting period ending September 30, 2010.  We do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

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

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which will enhance and expand the financial statement disclosures related to this topic.  These amendments are focused on providing financial statement users with more information regarding the nature of the risk associated with financing receivables and how the assessment of the risk is used to estimate the allowance for credit losses.  In addition, expanded disclosures are required to provide financial statement users with more information regarding changes recognized during the reporting period to the allowance for credit losses.  The new disclosure requirements in ASU 2010-20 will primarily be effective for interim and annual reporting periods ending on or after December 15, 2010.  Disclosures that provide information about the activity during a reporting period, primarily in the allowance for credit losses and modifications of financing receivables, are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Comparative disclosures are not required for earlier reporting periods ending prior to the initial adoption date.  We are currently evaluating the disclosure requirements of ASU 2010-20, and will include the required disclosures in the Notes to Consolidated Financial Statements beginning with the reporting period ending December 31, 2010.  The required disclosures in ASU 2010-20 related to activity that occurs during a reporting period will be included in the Notes to Consolidated Financial Statements beginning with the reporting period ending March 31, 2011.

3.  Dispositions

Discontinued Investment Management Operations

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provided investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, with after-tax proceeds of approximately $405 million.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $80 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

Accordingly, in the periods prior to closing, the assets and liabilities of this business were classified as held-for-sale and reported within other assets and other liabilities on our Consolidated Balance Sheets.  The major classes of assets and liabilities held-for-sale (in millions) were as follows:

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

We have reclassified the results of operations of Delaware into income from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Discontinued Operations Before Disposal
Revenues:
Investment advisory fees - external	$-	$48	$-	$92
Investment advisory fees - internal	-	20	-	40
Other revenues and fees	-	24	-	42
Gain on sale of business	4	2	4	4
Total revenues	$4	$94	$4	$178
Income (loss) from discontinued operations before disposal,
before federal income tax expense (benefit)	$4	$12	$(13)	$17
Federal income tax expense (benefit)	1	6	(2)	8
Income (loss) from discontinued operations before disposal	3	6	(11)	9
Disposal
Gain on disposal, before federal income tax expense	-	-	37	-
Federal income tax expense	-	-	13	-
Gain on disposal	-	-	24	-
Income from discontinued operations	$3	$6	$13	$9

The income (loss) from discontinued operations before disposal for the three and six months ended June 30, 2010, includes final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007.  The loss from discontinued operations before disposal for the six months ended June 30, 2010, also reflects stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

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

We have reclassified the results of operations of Lincoln UK into income from discontinued operations for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$-	$14	$-	$25
Insurance fees	-	33	-	57
Net investment income	-	15	-	28
Realized gain (loss)	-	-	-	(3)
Other revenues and fees	-	1	-	-
Total revenues	$-	$63	$-	$107
Income from discontinued operations before disposal,
before federal income tax expense	$-	$15	$-	$23
Federal income tax expense	-	5	-	8
Income from discontinued operations before disposal	-	10	-	15
Disposal
Gain (loss) on disposal, before federal income tax expense (benefit)	-	(237)	27	(237)
Federal income tax expense (benefit)	-	(67)	9	(67)
Gain (loss) on disposal	-	(170)	18	(170)
Income (loss) from discontinued operations	$-	$(160)	$18	$(155)

The gain on disposal for the six months ended June 30, 2010, related to additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement.

4.  Variable Interest Entities

Our involvement with VIEs is primarily to obtain financing and to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. The factors used to determine whether or not we are the primary beneficiary and must consolidate a VIE in which we hold a variable interest changed effective January 1, 2010, upon the adoption of new accounting guidance.  See “Consolidations Topic” in Note 2 for details.  Beginning January 1, 2010, we continuously analyze the primary beneficiary of our VIEs, to determine whether we are the primary beneficiary, by applying a qualitative approach to identify the variable interest that has the power to direct activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE.

Consolidated VIEs

We invested in the Class 1 Notes of two CLN structures, which represent special purpose trusts that combine asset-backed securities with credit default swaps to produce multi-class structured securities.  The Class 2 Notes are held by third parties, and, together with the Class 1 Notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  As of December 31, 2009, these VIEs were not consolidated because under the previous accounting guidance, we were not the primary beneficiary of the VIEs because the subordinated class of notes (Class 2) absorbed the majority of the expected losses under the CLN structures.  The carrying value of the CLNs as of December 31, 2009, was recognized as a fixed maturity security within AFS on our Consolidated Balance Sheets.

Effective January 1, 2010, we adopted the new accounting guidance noted above and evaluated the primary beneficiary of the CLN structures using qualitative factors.  Based on our evaluation, we concluded that the ability to actively manage the reference portfolio underlying the credit default swaps is the most significant activity impacting the performance of the CLN structures, because the subordination and participation in credit losses may change.  We concluded that we have the power to direct this activity.  In addition, we receive returns from the CLN structures and may absorb losses that could potentially be significant to the

CLN structures.  As such, we concluded that we are the primary beneficiary of the VIEs associated with our CLNs.  We consolidated all of the assets and liabilities of the CLN structures through a cumulative effect adjustment to the beginning balance of retained earnings as of January 1, 2010, and recognized the results of operations of these VIEs on our consolidated financial statements beginning in the first quarter of 2010.

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

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets as of June 30, 2010, was as follows:

	Number
	of	Notional	Carrying
	Instruments	Amounts	Value
Assets
Fixed maturity corporate asset-backed credit card loan securities (1)	N/A	$-	$581

Liabilities
Derivative instruments not designated and not qualifying as hedging instruments:
Credit default swaps (2)	2	$600	$309
Contingent forwards (2)	2	-	(12)
Total derivative instruments not designated and not qualifying as
hedging instruments	4	600	297
Federal income tax (2)	N/A	-	(110)
Total liabilities	4	$600	$187

(1)	Reported in VIEs' fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs' liabilities on our Consolidated Balance Sheets.

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

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Derivative Instruments Not Designated and Not Qualifying as Hedging
Instruments
Credit default swaps (1)	$(70)	$(69)
Contingent forwards (1)	2	(3)
Total derivative instruments not designated and not qualifying as hedging instruments	$(68)	$(72)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into the Class 1 Notes of the two CLN structures we are consolidating, and this balance was reported in other contract holder funds on our Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009.  As of December 31, 2009, the CLNs are included in fixed maturity AFS securities on our Consolidated Balance Sheets.

The following summarizes information regarding the CLN structures (dollars in millions) as of June 30, 2010:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B-	Ba3
Current rating of underlying collateral pool	Aa1-B3	Aaa-B1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	23

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment as of June 30, 2010.

As described more fully in Note 1 of our 2009 10-K, we regularly review our investment holdings for other-than-temporary impairments (“OTTIs”).  Based upon this review, we believe that the fixed maturity corporate asset-backed credit card loan securities were not other-than-temporarily impaired as of June 30, 2010.

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of June 30, 2010:

Industry	AAA	AA	A	BBB	BB	B	Total
Financial intermediaries	0.3%	3.0%	7.2%	0.6%	0.0%	0.0%	11.1%
Telecommunications	0.0%	0.0%	6.4%	3.7%	1.1%	0.0%	11.2%
Oil and gas	0.0%	0.7%	1.5%	4.1%	0.0%	0.0%	6.3%
Utilities	0.0%	0.0%	2.1%	2.4%	0.0%	0.0%	4.5%
Chemicals and plastics	0.0%	0.0%	2.3%	1.6%	0.0%	0.0%	3.9%
Drugs	0.3%	2.5%	0.9%	0.0%	0.0%	0.0%	3.7%
Retailers (except food and drug)	0.0%	0.0%	0.6%	1.8%	1.1%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	3.0%	0.3%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.3%	1.6%	1.3%	0.0%	0.0%	3.2%
Food products	0.0%	0.3%	1.8%	1.1%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.7%	0.5%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	3.0%
Other industry < 3% (28 industries)	0.0%	1.6%	16.0%	17.7%	3.4%	1.2%	39.9%
Total by industry	0.6%	11.1%	43.9%	36.2%	7.0%	1.2%	100.0%

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$47,145	$3,848	$692	$57	$50,244
U.S. Government bonds	186	24	1	-	209
Foreign government bonds	441	37	4	-	474
MBS:
CMOs	5,914	387	202	151	5,948
MPTS	3,377	153	5	-	3,525
CMBS	2,314	93	274	-	2,133
ABS CDOs	178	14	26	9	157
State and municipal bonds	2,431	121	12	-	2,540
Hybrid and redeemable preferred securities	1,335	23	197	-	1,161
VIEs' fixed maturity securities	568	13	-	-	581
Total fixed maturity securities	63,889	4,713	1,413	217	66,972

Equity Securities
Banking securities	243	-	124	-	119
Insurance securities	31	1	3	-	29
Other financial services securities	19	10	-	-	29
Other securities	63	6	-	-	69
Total equity securities	356	17	127	-	246
Total AFS securities	$64,245	$4,730	$1,540	$217	$67,218

	As of December 31, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$44,307	$2,260	$1,117	$71	$45,379
U.S. Government bonds	186	13	4	-	195
Foreign government bonds	488	26	9	-	505
MBS:
CMOs	6,112	258	307	157	5,906
MPTS	3,028	64	26	-	3,066
CMBS	2,436	49	354	-	2,131
ABS:
CDOs	189	11	33	9	158
CLNs	600	-	278	-	322
State and municipal bonds	2,009	14	55	-	1,968
Hybrid and redeemable preferred securities	1,402	36	250	-	1,188
Total fixed maturity securities	60,757	2,731	2,433	237	60,818

Equity Securities
Banking securities	266	-	119	-	147
Insurance securities	44	2	-	-	46
Other financial services securities	22	12	6	-	28
Other securities	50	7	-	-	57
Total equity securities	382	21	125	-	278
Total AFS securities	$61,139	$2,752	$2,558	$237	$61,096
					c

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of June 30, 2010
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,512	$2,565
Due after one year through five years	12,378	13,186
Due after five years through ten years	18,546	20,010
Due after ten years	18,670	19,448
Subtotal	52,106	55,209
MBS	11,605	11,606
CDOs	178	157
Total fixed maturity AFS securities	$63,889	$66,972

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$1,814	$162	$3,287	$587	$5,101	$749
U.S. Government bonds	2	-	15	1	17	1
Foreign government bonds	25	-	8	4	33	4
MBS:
CMOs	264	136	905	217	1,169	353
MPTS	6	-	60	5	66	5
CMBS	48	1	420	273	468	274
ABS CDOs	12	4	126	31	138	35
State and municipal bonds	118	4	35	8	153	12
Hybrid and redeemable
preferred securities	126	14	725	183	851	197
Total fixed maturity securities	2,415	321	5,581	1,309	7,996	1,630

Equity Securities
Banking securities	2	1	117	123	119	124
Insurance securities	22	3	-	-	22	3
Total equity securities	24	4	117	123	141	127
Total AFS securities	$2,439	$325	$5,698	$1,432	$8,137	$1,757

Total number of AFS securities in an unrealized loss position						1,113

	As of December 31, 2009
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$4,375	$236	$5,795	$952	$10,170	$1,188
U.S. Government bonds	44	4	3	-	47	4
Foreign government bonds	34	-	46	9	80	9
MBS:
CMOs	404	159	929	305	1,333	464
MPTS	1,293	14	81	12	1,374	26
CMBS	153	13	656	341	809	354
ABS:
CDOs	9	7	128	35	137	42
CLNs	-	-	322	278	322	278
State and municipal bonds	1,203	46	54	9	1,257	55
Hybrid and redeemable
preferred securities	105	5	819	245	924	250
Total fixed maturity securities	7,620	484	8,833	2,186	16,453	2,670

Equity Securities
Banking securities	124	119	-	-	124	119
Other financial services securities	4	6	-	-	4	6
Total equity securities	128	125	-	-	128	125
Total AFS securities	$7,748	$609	$8,833	$2,186	$16,581	$2,795

Total number of AFS securities in an unrealized loss position						1,735

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools that are most at risk of impairment based on factors discussed in Note 1 in our 2009 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of June 30, 2010
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$2,609	$1,919	$690
AFS securities backed by pools of commercial mortgages	792	498	294
Total	$3,401	$2,417	$984

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,572	$1,882	$690
AFS securities backed by pools of commercial mortgages	203	70	133
Total	$2,775	$1,952	$823

	As of December 31, 2009
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$4,316	$3,388	$928
AFS securities backed by pools of commercial mortgages	1,220	841	379
Total	$5,536	$4,229	$1,307

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,858	$1,948	$910
AFS securities backed by pools of commercial mortgages	311	164	147
Total	$3,169	$2,112	$1,057

For the six months ended June 30, 2010 we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $49 million, pre-tax, and before associated amortization expense for DAC, VOBA, DSI and deferred front-end loads (“DFEL”), of which $13 million was recognized in OCI and $62 million was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$374	$117	$9	74
Six months or greater, but less than nine months	10	4	3	8
Nine months or greater, but less than twelve months	33	15	-	15
Twelve months or greater	1,394	947	196	277
Total	$1,811	$1,083	$208	374

	As of December 31, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$434	$130	$4	81
Six months or greater, but less than nine months	118	61	-	25
Nine months or greater, but less than twelve months	427	165	100	96
Twelve months or greater	1,800	1,426	124	310
Total	$2,779	$1,782	$228	512

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Based upon this review, the cause of the $1.0 billion decrease in our gross AFS securities unrealized losses for the six months ended June 30, 2010, which was attributable to a decline in overall market yields, which was driven, in part, by improved credit fundamentals (i.e., market improvement and narrowing credit spreads).  As discussed further below, we believe the unrealized loss position as of June 30, 2010, does not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2010, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2010, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of June 30, 2010, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of June 30, 2010, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance as of beginning-of-period	$293	$103	$268	$31
Increases attributable to:
Credit losses on securities for which an OTTI
was not previously recognized	11	23	13	95
Credit losses on securities for which an OTTI
was previously recognized	-	36	27	36
Decreases attributable to:
Securities sold	(11)	-	(15)	-
Amounts recognized in net income (loss)	-	(30)	-	(30)
Balance as of end-of-period	$293	$132	$293	$132

During the three and six months ended June 30, 2010, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2010
		Gross		OTTI in
	Amortized	Unrealized	Fair	Credit
	Cost	OTTI	Value	Losses
Corporate bonds	$147	$57	$90	$52
MBS CMOs	399	131	268	241
Total	$546	$188	$358	$293

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 30% and 29% of mortgage loans as of June 30, 2010, and December 31, 2009, respectively.  The number of impaired mortgage loans and the carrying value of impaired mortgage loans (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
Number of impaired mortgage loans	10	9

Impaired mortgage loans	$94	$56
Valuation allowance associated with impaired mortgage loans	(23)	(22)
Carrying value of impaired mortgage loans	$71	$34

The average carrying value on the impaired mortgage loans (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average carrying value for impaired loans	$59	$26	$49	$13

For the three and six months ended June 30, 2010, we have recognized and collected less than $1 million of interest income on impaired mortgage loans.  For the three and six months ended June 30, 2009, we did not recognize or collect interest income on impaired mortgage loans.

Alternative Investments

As of June 30, 2010, and December 31, 2009, alternative investments included investments in approximately 96 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturity AFS securities:
Gross gains	$35	$33	$84	$86
Gross losses	(29)	(172)	(113)	(413)
Equity AFS securities:
Gross gains	5	1	6	4
Gross losses	-	(6)	(4)	(9)
Gain (loss) on other investments	(8)	(58)	(29)	(60)
Associated amortization income (expense) of DAC, VOBA,
DSI and DFEL and changes in other contract holder funds	(8)	48	(4)	104
Total realized gain (loss) related to certain investments	$(5)	$(154)	$(60)	$(288)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(5)	$(75)	$(46)	$(157)
MBS:
CMOs	(12)	(61)	(36)	(142)
ABS CDOs	-	(30)	(1)	(30)
Hybrid and redeemable preferred securities	-	-	(5)	(1)
Total fixed maturity securities	(17)	(166)	(88)	(330)

Equity Securities
Other financial services securities	-	-	(3)	(3)
Other securities	-	(6)	-	(6)
Total equity securities	-	(6)	(3)	(9)
Gross OTTI recognized in net income (loss)	(17)	(172)	(91)	(339)
Associated amortization expense of DAC, VOBA,
DSI and DFEL	6	54	27	100
Net OTTI recognized in net income (loss),
pre-tax	$(11)	$(118)	$(64)	$(239)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$-	$130	$22	$242
Change in DAC, VOBA, DSI and DFEL	-	(27)	2	(50)
Net portion of OTTI recognized in OCI, pre-tax	$-	$103	$24	$192

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of June 30, 2010, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service, are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2010, 95% of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2010, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.7 billion and a fair value of $2.4 billion.  As of June 30, 2010, 78% of the fair value of our ABS CDO portfolio was rated investment grade.  As of June 30, 2010, the portion of our ABS CDO portfolio rated below investment grade had an amortized cost of $43 million and fair value $34 million.  Based upon the analysis discussed above, we believed as of June 30, 2010, that we would recover the amortized cost of each corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the six months ended June 30, 2010, the recovery as a percentage of amortized cost was 80% for corporate bonds and 0% for ABS CDOs.

Determination of Credit Losses on MBS

As of June 30, 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% loan severity with higher severity assumed for investor properties and further housing price depreciation.

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$1,421	$1,421	$617	$617
Securities pledged under securities lending agreements (2)	188	180	501	479
Securities pledged under reverse repurchase agreements (3)	335	352	344	359
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	332	377	345	386
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	112	100	111
Total payables for collateral on investments	$2,376	$2,442	$1,907	$1,952

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Six
	Months Ended
	June 30,
	2010	2009
Collateral payable held for derivative investments	$804	$(2,119)
Securities pledged under securities lending agreements	(313)	10
Securities pledged under reverse repurchase agreements	(9)	(124)
Securities pledged for TALF	(13)	139
Securities pledged for FHLBI	-	100
Total increase (decrease) in payables for collateral on investments	$469	$(1,994)

Investment Commitments

As of June 30, 2010, our investment commitments for fixed maturity AFS securities (primarily private placements), limited partnerships, real estate and mortgage loans on real estate were $810 million, which included $343 million of limited partnerships, $86 million of standby commitments to purchase real estate upon completion and leasing, $305 million of private placements and $76 million of mortgage loans.

Concentrations of Financial Instruments

As of June 30, 2010, and December 31, 2009, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.5 billion and $4.8 billion, or 7% and 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.9 billion and $3.0 billion, or 4% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of June 30, 2010, and December 31, 2009, our most significant investment in one industry was our investment securities in the CMO industry with a fair value of $6.9 billion, or 9% of the invested assets portfolios.  We utilized the industry classifications to obtain the concentration of financial instruments amount, as such, this amount will not agree to the AFS securities table above.

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

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of June 30, 2010, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  We also had embedded derivatives that did not qualify as hedging instruments and derivative instruments that were economic hedges, but were not designed to meet the requirements to be accounted for as a hedge.  See Note 1 in our 2009 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

See Note 14 for additional disclosures related to the fair value of our financial instruments and see Note 4 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (dollars in millions) were as follows:

	As of June 30, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	144	$879	$25	$(95)	$-	$-
Foreign currency swaps (1)	13	340	59	(7)	-	-
Total cash flow hedges	157	1,219	84	(102)	-	-
Fair value hedges:
Interest rate swap agreements (2)	4	1,175	118	-	-	(118)
Equity collars (1)	1	49	138	-	-	-
Total fair value hedges	5	1,224	256	-	-	(118)
Total derivative instruments
designated and qualifying as
hedging instruments	162	2,443	340	(102)	-	(118)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	15	750	-	-	-	-
Interest rate futures (1)	22,425	3,476	-	-	-	-
Equity futures (1)	31,638	1,721	-	-	-	-
Interest rate swap agreements (1)	93	7,843	271	(378)	-	-
Credit default swaps (3)	10	160	-	-	-	(30)
Total return swaps (1)	8	750	55	-	-	-
Put options (1)	124	4,790	1,467	-	-	-
Call options (based on S&P 500) (1)	545	3,672	164	-	-	-
Variance swaps (1)	30	22	138	(1)	-	-
Currency futures (1)	2,891	371	-	-	-	-
Consumer price index swaps (1)	50	44	-	(2)	-	-
Interest rate cap corridors (1)	39	5,400	24	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(319)
Indexed annuity contracts (4)	118,663	-	-	-	-	(383)
GLB embedded derivative reserves (4)	283,949	-	-	-	334	(2,003)
Reinsurance related embedded
derivatives (5)	-	-	-	-	-	(92)
AFS securities embedded derivatives (1)	1	-	13	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	460,487	28,999	2,132	(381)	334	(2,827)
Total derivative instruments	460,649	$31,442	$2,472	$(483)	$334	$(2,945)

	As of December 31, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	85	$620	$24	$(45)	$-	$-
Foreign currency swaps (1)	13	340	33	(19)	-	-
Total cash flow hedges	98	960	57	(64)	-	-
Fair value hedges:
Interest rate swap agreements (2)	1	375	54	-	-	(54)
Equity collars (1)	1	49	135	-	-	-
Total fair value hedges	2	424	189	-	-	(54)
Total derivative instruments
designated and qualifying as
hedging instruments	100	1,384	246	(64)	-	(54)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	20	1,000	-	-	-	-
Interest rate futures (1)	19,073	2,333	-	-	-	-
Equity futures (1)	21,149	1,147	-	-	-	-
Interest rate swap agreements (1)	81	6,232	63	(349)	-	-
Foreign currency forwards (1)	19	1,016	12	(110)	-	-
Credit default swaps (2)	14	220	-	-	-	(65)
Total return swaps (1)	2	156	-	-	-	-
Put options (1)	114	4,093	934	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	559	3,440	215	-	-	-
Variance swaps (1)	36	26	66	(22)	-	-
Currency futures (1)	3,664	505	-	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(332)
Indexed annuity contracts (4)	108,119	-	-	-	-	(419)
GLB embedded derivative reserves (4)	261,309	-	-	-	308	(984)
Reinsurance related embedded
derivatives (5)	-	-	-	-	-	(31)
AFS securities embedded derivatives (1)	2	-	19	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	414,168	20,177	1,309	(481)	308	(1,831)
Total derivative instruments	414,268	$21,561	$1,555	$(545)	$308	$(1,885)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	The asset is reported in derivative investments and the liability in long-term debt on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.
(5)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of June 30, 2010
	Less Than	1 – 5	5 – 10	10 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$-	$73	$247	$531	$28	$879
Foreign currency swaps	-	94	165	81	-	340
Total cash flow hedges	-	167	412	612	28	1,219
Fair value hedges:
Interest rate swap agreements	-	800	-	375	-	1,175
Equity collars	49	-	-	-	-	49
Total fair value hedges	49	800	-	375	-	1,224
Total derivative instruments designated
and qualifying as hedging instruments	49	967	412	987	28	2,443
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements	750	-	-	-	-	750
Interest rate futures	3,476	-	-	-	-	3,476
Equity futures	1,721	-	-	-	-	1,721
Interest rate swap agreements	138	2,087	2,154	3,464	-	7,843
Credit default swaps	-	40	120	-	-	160
Total return swaps	500	250	-	-	-	750
Put options	-	1,514	3,276	-	-	4,790
Call options (based on S&P 500)	2,865	807	-	-	-	3,672
Variance swaps	-	2	20	-	-	22
Currency futures	371	-	-	-	-	371
Consumer price index swaps	3	11	12	16	2	44
Interest rate cap corridors	-	-	5,400	-	-	5,400
Total derivative instruments not designated
and not qualifying as hedging instruments	9,824	4,711	10,982	3,480	2	28,999
Total derivative instruments
with notional amounts	$9,873	$5,678	$11,394	$4,467	$30	$31,442

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2010	2009
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate swap agreements	(41)	29
Foreign currency swaps	3	(21)
Forward-starting interest rate swaps	-	2
Treasury locks	(29)	-
Fair value hedges:
Interest rate swap agreements	2	2
Net investment in foreign subsidiary	-	(80)
Change in foreign exchange rate adjustment	32	(16)
Change in DAC, VOBA, DSI and DFEL	3	21
Income tax benefit (expense)	11	(5)
Less:
Reclassification adjustment for gains (losses) included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	9	3
Foreign currency swaps (1)	1	1
Treasury locks (2)	(2)	-
Fair value hedges:
Interest rate swap agreements (2)	2	2
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1
Income tax expense	(3)	(2)
Balance as of end-of-period	$(14)	$54

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Derivative Instruments Designated and Qualifying as
Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$6	$1	$8	$2
Foreign currency swaps (1)	-	-	1	1
Total cash flow hedges	6	1	9	3
Fair value hedges:
Interest rate swap agreements (2)	9	3	17	7
Total derivative instruments designated
and qualifying as hedging instruments	15	4	26	10
Derivative Instruments Not Designated and Not
Qualifying as Hedging Instruments
Interest rate cap corridors (3)	(11)	-	(11)	-
Interest rate futures (3)	179	(255)	214	(583)
Equity futures (3)	105	(563)	12	(314)
Interest rate swap agreements (3)	322	(468)	303	(779)
Foreign currency forwards (1)	-	(88)	43	(83)
Credit default swaps (1)	(17)	(7)	(7)	(23)
Total return swaps (4)	47	18	51	9
Put options (3)	493	(455)	383	(410)
Call options (based on S&P 500) (3)	(79)	20	(43)	2
Variance swaps (3)	140	(53)	94	(84)
Currency futures (3)	8	(1)	(7)	(1)
Consumer price index swaps (3)	1	-	-	-
Embedded derivatives:
Deferred compensation plans (4)	9	(26)	1	(21)
Indexed annuity contracts (3)	56	(11)	15	11
GLB embedded derivative reserves (3)	(1,174)	1,533	(993)	1,832
Reinsurance related embedded derivatives (3)	(46)	(61)	(62)	15
AFS securities embedded derivatives (1)	(1)	2	-	3
Total derivative instruments not designated and not
qualifying as hedging instruments	32	(415)	(7)	(426)
Total derivative instruments	$47	$(411)	$19	$(416)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The location in the Consolidated Statements of Income (Loss) where the gains (losses) are recorded for each of the derivative instruments discussed below is specified in the table above.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ineffective portion recognized in realized gain (loss)	$-	$(1)	$-	$(1)
Gain (loss) recognized as a component of OCI with the offset to
net investment income	7	2	10	4

As of June 30, 2010, $2 million of the deferred net gains on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities and the periodic vesting of stock appreciation rights (“SARs”).

For the three months and six months ended June 30, 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the interest rate risk of our exposure to floating rate bond coupon payments, replicating a fixed rate bond.  An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates.  We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty at a predetermined interest rate.  The gains or losses on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income (loss) as the related bond interest is accrued.

In addition, we use interest rate swap agreements to hedge our exposure to fixed rate bond coupon payments and the change in underlying asset values as interest rates fluctuate.

As of June 30, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.

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

As of June 30, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

We designate and account for interest rate swap agreements and equity collars as fair value hedges, when they have met the requirements of the Derivatives and Hedging Topic of the FASB ASC.  Information related to our fair value hedges (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ineffective portion recognized in realized gain (loss)	$-	$1	$1	$-
Gain (loss) recognized as a component of OCI with the offset to
interest expense	1	1	2	2

Interest Rate Swap Agreements

We use a portion of our interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace.  We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, we receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts or payments earned or owed from these interest rate swaps are recorded as an adjustment to the interest expense for the debt being hedged in the period it occurs.  The changes in fair value of the interest rate swap agreements are recorded as an offsetting adjustment to derivative investments and long-term debt on our Consolidated Balance Sheets.

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  The equity collar is structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option.  This structure effectively protects us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction.  With the equity collar in place, we are able to pledge the BOA stock as collateral, which then allows us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes. This variable forward contract is scheduled to settle in September 2010, at which time we will be required to deliver shares or cash.  If we choose to settle in shares, the number of shares to be delivered will be determined based on the volume-weighted average price of BOA common stock over a period of 10 trading days prior to settlement.  The change in fair value of the equity collar is recorded in the period of change, along with the offsetting changes (when applicable) in fair value of the stock being hedged.

Derivative Instruments Designated and Qualifying as a Net Investment in a Foreign Subsidiary

We used foreign currency forwards to hedge a portion of our net investment in our former foreign subsidiary, Lincoln UK.  The foreign currency forwards obligated us to deliver a specified amount of currency at a future date at a specified exchange rate. The foreign currency forwards outstanding as of December 31, 2008, were terminated on February 5, 2009.  The gain on the termination of the foreign currency forwards of $38 million was recorded in OCI.  During 2009, we entered into foreign currency forwards to hedge a significant portion of the foreign currency fluctuations associated with the expected proceeds from the sale of Lincoln UK.  The loss upon the termination of these foreign currency contracts of $12 million was also recorded in OCI, and, subsequently, the OCI amounts above were recorded in income (loss) from discontinued operations, net of federal income taxes on our Consolidated Statements of Income (Loss) when the derivative instrument was terminated.

Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

We use various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been designated by us for hedge accounting treatment.

Interest Rate Cap Agreements

We use interest rate cap agreements to provide a level of protection from the effect of rising interest rates for our annuity business, within our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  Interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates.  For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four.  Our interest rate cap agreements provide an economic hedge of our annuity business.  However, the interest rate cap agreements do not qualify for hedge accounting treatment.

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

We sold credit default swaps to offer credit protection to contract holders and investors.  The credit default swaps hedge the contract holders and investors against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows the investor to put the bond back to us at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of June 30, 2010
			Credit
			Rating of
	Reason	Nature	Under-	Number		Maximum
	for	of	lying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB+	3	(20)	65
03/20/2017 (4)	(5)	(6)	BBB-	3	(10)	55
				10	$(30)	$160

As of December 31, 2009
			Credit
			Rating of
	Reason	Nature	Under-	Number		Maximum
	for	of	lying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
03/20/2010 (3)	(7)	(6)	A-	1	$-	$10
06/20/2010 (3)	(7)	(6)	A	1	-	10
12/20/2012 (3)	(5)	(6)	BBB+	4	-	40
12/20/2016 (4)	(5)	(6)	B-	2	(19)	48
03/20/2017 (4)	(5)	(6)	BB+	6	(46)	112
				14	$(65)	$220

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P, and Fitch.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders, prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter party of the consolidated VIEs as discussed in Note 4.
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(7)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
Maximum potential payout	$160	$220
Less:
Counterparty thresholds	10	30
Maximum collateral potentially required to post	$150	$190

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $30 million as of June 30, 2010, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

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

Call Options (Based on S&P 500)

We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity.

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance of an underlying index and the fixed variance rate determined as of inception.

Currency Futures

We use currency futures to hedge foreign exchange risk associated with certain options in variable annuity products.  Currency futures exchange one currency for another at a specified date in the future at a specified exchange rate.  These contracts do not qualify for hedge accounting treatment.

Consumer Price Index Swaps

We use consumer price index swaps to hedge the liability exposure on certain options in fixed/indexed annuity products.  Consumer price index swaps are contracts entered into at no cost and whose payoff is the difference between the consumer price index inflation rate and the fixed rate determined as of inception.

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for our annuity business, within our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments.  Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate.  For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate.  The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate.  There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.  Our interest rate cap corridors provide an economic hedge of our annuity business.  However, the interest rate cap corridors do not qualify for hedge accounting treatment.

Embedded Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments

Deferred Compensation Plans

We have certain deferred compensation plans that have embedded derivative instruments.  The liability related to these plans varies based on the investment options selected by the participants.  The liability related to certain investment options selected by the participants is marked-to-market through net income (loss).

Indexed Annuity Contracts

We distribute indexed annuity contracts that permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  This feature represents an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC. Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity.

Guaranteed Living Benefit (“GLB”) Embedded Derivative Reserves

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  As of June 30, 2010, we had $24.4 billion of account values that were attributable to variable annuities with a GWB feature and $9.4 billion of account values that were attributable to variable annuities with a GIB feature.

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

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance arrangements and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives as they occur are recorded through net income (loss).  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld reinsurance agreement on our disability income business was released due to the rescission of the underlying reinsurance agreement.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  The change in fair value of these embedded derivatives flows through net income (loss).

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2010, the nonperformance risk adjustment was $14 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2010, the exposure was $308 million. The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2010		As of December 31, 2009
		Collateral		Collateral
	Collateral	Posted by	Collateral	Posted by
S&P	Posted by	LNC	Posted by	LNC
Credit	Counterparty	(Held by	Counterparty	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	party)	LNC)	party)
AAA	$19	$-	$3	$-
AA	302	-	140	-
AA-	478	-	272	(17)
A+	326	(34)	171	(13)
A	643	(100)	331	(240)
	$1,768	$(134)	$917	$(270)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 24% and 25% for the three and six months ended June 30, 2010, respectively.  Because the pre-tax loss of $53 million and $716 million resulted in a tax benefit of $46 million and $122 million for the three and six months ended June 30, 2009, respectively, the effective tax rate was not meaningful.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.  In addition, during the six months ended June 30, 2009, the effective tax rate was also impacted as a result of the goodwill impairment related to our Retirement Solutions – Annuities reporting segment, which did not have a corresponding tax effect.

Federal income tax benefit for the first six months of 2009 included an increase of $56 million related to favorable adjustments from the 2008 tax return, filed in the first quarter of 2009, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.

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

In the normal course of business, we are subject to examination by taxing authorities throughout the U.S. and the U.K.  At any given time, we may be under examination by state, local or non-U.S. income tax authorities.  During the second quarter of 2010, the IRS completed its examination for the tax years 2005 and 2006 resulting in a proposed assessment.  We believe a portion of the assessment is inconsistent with existing law and are protesting it through the established IRS appeals process.  We do not anticipate that any adjustments that might result from such appeals would be material to our consolidated results of operations or financial condition.

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	June 30,	December 31,
	2010	2009
Return of Net Deposits
Total account value	$44,180	$44,712
Net amount at risk (1)	2,820	1,888
Average attained age of contract holders	58 years	57 years
Minimum Return
Total account value	$176	$203
Net amount at risk (1)	70	65
Average attained age of contract holders	70 years	69 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$20,265	$21,431
Net amount at risk (1)	5,023	4,021
Average attained age of contract holders	66 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The increase in net amount at risk when comparing June 30, 2010, to December 31, 2009, was attributable primarily to the decline in equity markets and associated reduction in the account values.

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

	For the Six
	Months Ended
	June 30,
	2010	2009
Balance as of beginning-of-year	$71	$277
Changes in reserves	81	24
Benefits paid	(46)	(119)
Balance as of end-of-period	$106	$182

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
Asset Type
Domestic equity	$30,365	$32,489
International equity	11,365	12,379
Bonds	11,114	9,942
Money market	6,828	6,373
Total	$59,672	$61,183

Percent of total variable annuity separate account values	98%	97%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 40% of permanent life insurance in force as of June 30, 2010, and approximately 52% and 57% of total sales for these products for the three and six months ended June 30, 2010.

9.  Short-Term and Long-Term Debt

Commercial Paper, Credit Facilities and Letters of Credit (“LOCs”)

Commercial paper, credit facilities and LOC debt programs (in millions) were as follows:

		As of June 30, 2010
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350
364-day revolving credit facility	Jun-11	500	-	(2)
Four-year revolving credit facility	Jun-14	1,500	-
Ten-year LOC facility	Dec-19	550	-
Total		$3,180	$350

LOCs issued			$2,038

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding.  We have pledged securities, included in fixed maturity AFS securities on our Consolidated Balance Sheets, that are associated with this credit facility.

(2)
As of June 30, 2010, we had commercial paper outstanding of $98 million backed by this facility, which reduced our available credit facility by a corresponding amount, but did not represent loans borrowed from the credit facility.

Effective as of June 9, 2010, the Company entered into two revolving credit facilities with a syndicate of banks.  One agreement (the “Four-Year Agreement”) allows for issuance of LOCs, as well as borrowings to finance any draws under the LOCs.  The Four-Year Agreement is unsecured and has a commitment termination date of June 9, 2014.  The Four-Year Agreement must be used primarily to provide LOCs in support of certain life insurance reserves.  The second agreement (the “364-Day Agreement,” and together with the “Four-Year Agreement” the “credit facility”) allows for borrowing or issuance of LOCs and may be used for general corporate purposes.  The 364-Day Agreement is unsecured and has a commitment termination of June 8, 2011.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of each agreement.  Because commitments associated with LOCs may expire unused, these amounts do not necessarily reflect our future cash funding requirements; however, the issuance of LOCs reduces availability of funds from the credit facilities.  These LOCs support our reinsurance needs and specific treaties associated with our reinsurance business sold to Swiss Re in 2001.  LOCs are used primarily to satisfy the U.S. regulatory requirements of domestic clients who have contracted with the reinsurance subsidiaries not domiciled in the U.S. and for reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Effective as of June 9, 2010, the credit facility replaced our existing five-year revolving credit facility, under which the commitments were set to expire in the first quarter of 2011.  The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility (other than net proceeds used to repay investments to the U.S. Department of Treasury (“U.S. Treasury”) under the Capital Purchase Program (“CPP”)); and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of June 30, 2010, we were in compliance with all such covenants.

Issuance of Long-Term Debt

On June 18, 2010, we issued 4.30% fixed rate senior notes due 2015 (“2015 Notes”) with a principal balance of $250 million.  We have the option to repurchase the outstanding 2015 Notes by paying the greater of 100% of the principal amount of the 2015 Notes to be redeemed or the make-whole amount (as defined in the 2015 notes), plus in each case any accrued and unpaid interest as of the date of redemption.

Also on June 18, 2010, we issued 7.00% fixed rate senior notes due 2040 (“2040 Notes”) with a principal balance of $500 million.  We have the option to repurchase the outstanding 2040 Notes by paying the greater of 100% of the principal amount of the 2040 Notes to be redeemed or the make-whole amount (as defined in the 2040 notes), plus in each case any accrued and unpaid interest as of the date of redemption.

10.  Contingencies and Commitments

See “Contingencies and Commitments” in Note 14 to the consolidated financial statements in our 2009 Form 10-K for a discussion of commitments and contingencies, which information is incorporated herein by reference.

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

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005.  The plaintiffs are seeking substantial compensatory and punitive damages.  The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment and conspiracy, in connection with Delaware Investment Advisers’ hiring of a portfolio management team from the plaintiffs.  We and the individual defendants dispute the allegations and are vigorously defending these actions.  As part of the purchase and sale agreement for Delaware described in Note 3, we agreed to retain control of and responsibility for this litigation.  Additionally, we have agreed to reimburse MBL for any expenses that may be incurred by Delaware in connection with this matter.

Commitments

Standby Real Estate Equity Commitments

Historically, we have entered into standby commitments, which obligated us to purchase real estate at a specified cost if a third-party sale did not occur within approximately one year after construction was completed.  These commitments were used by a developer to obtain a construction loan from an outside lender on favorable terms.  In return for issuing the commitment, we received an annual fee and a percentage of the profit when the property was sold.  Our long-term expectation is that we will be obligated to fund a small portion of these commitments that remain outstanding.  However, due to the current economic environment, we may experience increased funding obligations.

As of June 30, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $86 million and $220 million, respectively.  During the first six months of 2010, we funded commitments of $112 million and recorded a loss of $8 million reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

We have suspended the practice of entering into new standby real estate commitments.

11.  Shares and Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Series A Preferred Stock
Balance as of beginning-of-period	11,365	11,565	11,497	11,565
Conversion of convertible preferred stock (1)	-	(8)	(132)	(8)
Balance as of end-of-period	11,365	11,557	11,365	11,557

Series B Preferred Stock
Balance as of beginning-of-period	950,000	-	950,000	-
Redemption of Series B preferred stock	(950,000)	-	(950,000)	-
Balance as of end-of-period	-	-	-	-

Common Stock
Balance as of beginning-of-period	302,467,034	256,046,103	302,223,281	255,869,859
Stock issued	14,137,615	46,000,000	14,137,615	46,000,000
Conversion of convertible preferred stock (1)	-	128	2,112	128
Stock compensation/issued for benefit plans	57,831	50,610	317,565	246,769
Retirement/cancellation of shares	-	(3,824)	(18,093)	(23,739)
Balance as of end-of-period	316,662,480	302,093,017	316,662,480	302,093,017

Common stock as of end-of-period:
Assuming conversion of preferred stock	316,844,320	302,277,929	316,844,320	302,277,929
Diluted basis	325,852,768	304,162,403	325,852,768	304,162,403

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Series B Preferred Stock Redemption

On June 30, 2010, we repurchased from the U.S. Treasury 950,000 shares of our Series B preferred stock, which we issued in connection with CPP, established as part of the Emergency Economic Stabilization Act of 2008.  The repurchase of the Series B preferred stock resulted in a $131 million reduction to retained earnings and was deducted from income available to common stockholders in our calculation of earnings per share (“EPS”), representing the write-off of unamortized discount on the Series B preferred stock at liquidation.  The U.S. Treasury continues to hold a warrant to purchase 13,049,451 shares of common stock at an exercise price of $10.92 per share.  In addition, the annual dividends payable on the Series B preferred stock were eliminated as of June 30, 2010.

Common Stock Issued

On June 18, 2010, we closed on the issuance and sale of 14,137,615 shares of common stock at a price of $27.25 per share.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average shares, as used in basic calculation	304,483,369	260,085,214	303,358,882	257,834,591
Shares to cover exercise of CPP warrant	13,049,451	-	13,049,451	-
Shares to cover conversion of preferred stock	181,840	184,970	182,645	185,005
Shares to cover non-vested stock	620,528	503,548	611,940	504,397
Average stock options outstanding during the period	824,066	294,415	802,341	154,634
Assumed acquisition of shares with assumed
proceeds from exercising CPP warrant	(5,015,012)	-	(5,221,717)	-
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(535,667)	(223,683)	(525,529)	(117,648)
Shares repurchaseable from measured but
unrecognized stock option expense	(192,996)	(4,433)	(177,687)	(3,450)
Average deferred compensation shares (1)	1,196,054	1,573,741	1,275,743	1,556,369
Weighted-average shares, as used in diluted
calculation (2)	314,611,633	262,413,772	313,356,069	260,113,898

(1)
Effective April 30, 2010, we amended our non-director deferred compensation plans to allow participants the option to diversify from LNC stock to other investment alternatives.  As a result of the amendment, we reclassified the cost basis of deferred units of LNC stock from common stock to other liabilities on our Consolidated Balance Sheet.  Consequently, changes in the value of our stock are recorded in underwriting, acquisition, insurance and other expenses on our Consolidated Statement of Income (Loss).  When calculating our weighted-average dilutive shares, we presume the investment option will be settled in cash and exclude the shares from our calculation, unless the effect of settlement in shares (“equity classification”) would be more dilutive to our diluted EPS calculation.  Our directors’ deferred compensation plan was not amended; therefore, participants who select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock, and the obligation to satisfy it is dilutive.

(2)
As a result of a loss from continuing operations for the three and six months end June 30, 2009, shares used in the EPS calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above.

The numerator used in the calculation of our diluted EPS was adjusted down by $2 million, for the removal of the favorable mark-to-market adjustment for deferred units of LNC stock in our non-director deferred compensation plans included in net income for the three and six months ended June 30, 2010, due to the effect of equity classification being more dilutive to our diluted EPS calculation.

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Six
	Months Ended
	June 30,
	2010	2009
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$49	$(2,654)
Cumulative effect from adoption of new accounting standards	181	(84)
Unrealized holding gains (losses) arising during the period	2,691	2,799
Change in foreign currency exchange rate adjustment	(32)	17
Change in DAC, VOBA, DSI and other contract holder funds	(1,070)	(1,011)
Income tax expense	(573)	(646)
Less:
Reclassification adjustment for gains (losses) included in net income	(27)	(332)
Reclassification adjustment for gains (losses) on derivatives included in net income	(2)	29
Associated amortization of DAC, VOBA, DSI and DFEL	(3)	103
Income tax benefit	11	70
Balance as of end-of-period	$1,267	$(1,449)
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(115)	$-
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(18)
Gross OTTI recognized in OCI during the period	(22)	(242)
Change in DAC, VOBA, DSI and DFEL	(2)	50
Income tax benefit	8	67
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	42	43
Change in DAC, VOBA, DSI and DFEL	(10)	(5)
Income tax expense	(11)	(13)
Balance as of end-of-period	$(110)	$(118)
Unrealized Gain on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Unrealized holding gains (losses) arising during the period	(65)	(68)
Change in foreign currency exchange rate adjustment	32	(16)
Change in DAC, VOBA, DSI and DFEL	3	21
Income tax benefit (expense)	11	(5)
Less:
Reclassification adjustment for gains (losses) included in net income	10	6
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1
Income tax expense	(3)	(2)
Balance as of end-of-period	$(14)	$54
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$3	$6
Foreign currency translation adjustment arising during the period	(2)	135
Income tax expense	-	(49)
Balance as of end-of-period	$1	$92
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(210)	$(282)
Adjustment arising during the period	6	(6)
Income tax benefit (expense)	(2)	2
Balance as of end-of-period	$(206)	$(286)

12.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total realized gain (loss) related to certain investments (1)	$(5)	$(154)	$(60)	$(288)
Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs, and
trading securities (2)	(46)	(13)	(33)	(8)
Indexed annuity net derivative results (3):
Gross gain	4	9	9	9
Associated amortization expense of DAC, VOBA, DSI
and DFEL	(1)	(6)	(4)	(5)
Guaranteed living benefits (4):
Gross gain (loss)	41	(140)	80	(234)
Associated amortization income (expense) of DAC, VOBA, DSI
and DFEL	(14)	1	(26)	(19)
Guaranteed death benefits (5):
Gross gain (loss)	29	(163)	14	(106)
Associated amortization income (expense) of DAC, VOBA, DSI
and DFEL	(3)	22	(1)	11
Realized gain (loss) on sale of subsidiaries/businesses	-	1	-	1
Total realized gain (loss)	$5	$(443)	$(21)	$(639)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
(2)
Represents changes in the fair values of certain derivative investments (including the credit default swaps and contingent forwards associated with our consolidated VIEs), total return swaps (embedded derivatives that are theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements) and trading securities.

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

13.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents and directors that provide for the issuance of various equity awards including stock options, stock incentive awards (“performance shares”), salary paid in shares of our common stock (“salary shares”), SARs, restricted stock, restricted stock units and deferred stock units.  In addition, as required under CPP, we have complied with enhanced compensation restrictions for certain executives and employees in granting compensation to those employees during our participation in the CPP.  These compensation restrictions ceased to apply after our repurchase of the Series B preferred shares from the U.S Treasury as discussed in Note 11.

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Awards
10-year LNC stock options	24,560	208,491
Non-employee director stock options	-	29,183
Non-employee agent stock options	1,858	97,636
Restricted stock units	27,269	644,077
SARs	-	119,850
Salary shares	37,712	76,635
Director deferred stock units	8,889	15,821

14.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$66,391	$66,391	$60,818	$60,818
VIEs' fixed maturity securities	581	581	-	-
Equity securities	246	246	278	278
Trading securities	2,608	2,608	2,505	2,505
Mortgage loans on real estate	6,882	7,432	7,178	7,316
Derivative investments	1,989	1,989	1,010	1,010
Other investments	1,136	1,136	1,057	1,057
Cash and invested cash	3,700	3,700	4,025	4,025
Separate account assets	70,844	70,844	73,500	73,500
Liabilities
Future contract benefits:
Indexed annuity contracts	(383)	(383)	(419)	(419)
GLB embedded derivative reserves	(1,669)	(1,669)	(676)	(676)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,072)	(1,072)	(940)	(940)
Account value of certain investment contracts	(25,131)	(26,069)	(24,114)	(24,323)
Short-term debt (1)	(99)	(99)	(350)	(349)
Long-term debt	(5,865)	(5,504)	(5,050)	(4,759)
Reinsurance related embedded derivatives	(92)	(92)	(31)	(31)
VIEs' liabilities	(297)	(297)	-	-
Other liabilities:
Deferred compensation plans	(319)	(319)	(332)	(332)
Credit default swaps	(30)	(30)	(65)	(65)

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2009, related to current maturities of long-term debt.

Valuation Methodologies and Associated Inputs for Financial Instruments Not Carried at Fair Value

The following discussion outlines the methodologies and assumptions used to determine the fair value of our financial instruments not carried at fair value on our Consolidated Balance Sheets.  Considerable judgment is required to develop these assumptions used to measure fair value.  Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

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

Other Investments

The carrying value of other investments approximates their fair value.  Other investments include LPs and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2010, and December 31, 2009, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2010, or December 31, 2009, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in Note 1 in our 2009 Form 10-K:

	As of June 30, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$58	$48,259	$1,927	$50,244
U.S. Government bonds	175	30	4	209
Foreign government bonds	-	382	92	474
MBS:
CMOs	-	5,919	29	5,948
MPTS	-	3,424	101	3,525
CMBS	-	2,014	119	2,133
ABS CDOs	-	1	156	157
State and municipal bonds	-	2,520	20	2,540
Hybrid and redeemable preferred stocks	12	1,074	75	1,161
VIEs' fixed maturity securities	-	581	-	581
Equity AFS securities:
Banking securities	-	119	-	119
Insurance securities	3	-	26	29
Other financial services securities	-	6	23	29
Other securities	33	2	34	69
Trading securities	2	2,529	77	2,608
Derivative investments	-	(134)	2,005	1,871
Cash and invested cash	-	3,700	-	3,700
Separate account assets	-	70,844	-	70,844
Total assets	$283	$141,270	$4,688	$146,241

Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(383)	$(383)
GLB embedded derivative reserves	-	-	(1,669)	(1,669)
Long-term debt - interest rate swap agreements	-	(118)	-	(118)
Reinsurance related embedded derivatives	-	(92)	-	(92)
VIEs' liabilities	-	-	(297)	(297)
Other liabilities:
Deferred compensation plans	-	-	(319)	(319)
Credit default swaps	-	-	(30)	(30)
Total liabilities	$-	$(210)	$(2,698)	$(2,908)

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$57	$43,234	$2,088	$45,379
U.S. Government bonds	158	34	3	195
Foreign government bonds	-	413	92	505
MBS:
CMOs	-	5,871	35	5,906
MPTS	-	2,965	101	3,066
CMBS	-	1,872	259	2,131
ABS:
CDOs	-	5	153	158
CLNs	-	-	322	322
State and municipal bonds	-	1,968	-	1,968
Hybrid and redeemable preferred stocks	15	1,035	138	1,188
Equity AFS securities:
Banking securities	23	124	-	147
Insurance securities	3	-	43	46
Other financial services securities	-	6	22	28
Other securities	34	-	23	57
Trading securities	3	2,411	91	2,505
Derivative investments	-	(412)	1,368	956
Cash and invested cash	-	4,025	-	4,025
Separate account assets	-	73,500	-	73,500
Total assets	$293	$137,051	$4,738	$142,082

Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(419)	$(419)
GLB embedded derivative reserves	-	-	(676)	(676)
Long-term debt - interest rate swap agreements	-	(54)	-	(54)
Reinsurance related embedded derivatives	-	(31)	-	(31)
Other liabilities:
Deferred compensation plans	-	-	(332)	(332)
Credit default swaps	-	-	(65)	(65)
Total liabilities	$-	$(85)	$(1,492)	$(1,577)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended June 30, 2010
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,299	$(5)	$21	$(11)	$(377)	$1,927
U.S. Government bonds	2	-	-	-	2	4
Foreign government bonds	90	-	2	-	-	92
MBS:
CMOs	31	(1)	1	(1)	(1)	29
MPTS	174	-	3	(76)	-	101
CMBS	250	(2)	10	(17)	(122)	119
ABS CDOs	159	-	1	(5)	1	156
State and municipal bonds	-	-	-	20	-	20
Hybrid and redeemable
preferred stocks	117	8	(12)	(38)	-	75
Equity AFS securities:
Insurance securities	30	-	(4)	-	-	26
Other financial services securities	27	-	(4)	-	-	23
Other securities	34	-	-	-	-	34
Trading securities	75	-	6	(2)	(2)	77
Derivative investments	1,281	620	5	99	-	2,005
Future contract benefits: (4)
Indexed annuity contracts	(457)	56	-	18	-	(383)
GLB embedded derivative reserves	(495)	(1,174)	-	-	-	(1,669)
VIEs' liabilities	(229)	(68)	-	-	-	(297)
Other liabilities:
Deferred compensation plans	(300)	9	-	(28)	-	(319)
Credit default swaps (5)	(44)	(17)	-	31	-	(30)
Total, net	$3,044	$(574)	$29	$(10)	$(499)	$1,990

	For the Three Months Ended June 30, 2009
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,102	$(18)	$109	$(48)	$(153)	$1,992
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	58	-	(3)	(2)	47	100
MBS:
CMOs	133	(3)	4	4	(15)	123
MPTS	8	-	1	145	-	154
CMBS	246	1	13	(30)	-	230
ABS:
CDOs	112	(32)	46	(17)	-	109
CLNs	82	-	137	-	-	219
State and municipal bonds	125	-	(1)	765	17	906
Hybrid and redeemable
preferred stocks	89	-	6	-	3	98
Equity AFS securities:
Insurance securities	47	1	8	(21)	-	35
Other financial services securities	11	-	4	-	-	15
Other securities	23	-	-	-	-	23
Trading securities	78	3	-	7	(2)	86
Derivative investments	2,145	(510)	(9)	(161)	-	1,465
Future contract benefits: (4)
Indexed annuity contracts	(253)	(11)	-	(30)	-	(294)
GLB embedded derivative reserves	(2,605)	1,533	-	-	-	(1,072)
Other liabilities:
Deferred compensation plans	(329)	(26)	-	(16)	-	(371)
Credit default swaps (5)	(67)	(7)	-	-	-	(74)
Total, net	$2,008	$931	$315	$596	$(103)	$3,747

	For the Six Months Ended June 30, 2010
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,088	$(9)	$11	$(119)	$(44)	$1,927
U.S. Government bonds	3	-	-	(1)	2	4
Foreign government bonds	92	-	2	(3)	1	92
MBS:
CMOs	35	(2)	1	(3)	(2)	29
MPTS	101	-	4	(4)	-	101
CMBS	259	(2)	20	(36)	(122)	119
ABS:
CDOs	153	-	11	(11)	3	156
CLNs	322	-	278	-	(600)	-
State and municipal bonds	-	-	-	20	-	20
Hybrid and redeemable
preferred stocks	138	3	(37)	(29)	-	75
Equity AFS securities:
Insurance securities	43	-	(4)	(13)	-	26
Other financial services securities	22	(3)	4	-	-	23
Other securities	23	-	-	11	-	34
Trading securities	91	1	(10)	(5)	-	77
Derivative investments	1,368	489	7	141	-	2,005
Future contract benefits: (4)
Indexed annuity contracts	(419)	15	-	21	-	(383)
GLB embedded derivative reserves	(676)	(993)	-	-	-	(1,669)
VIEs' liabilities	-	(72)	-	-	(225)	(297)
Other liabilities:
Deferred compensation plans	(332)	1	-	12	-	(319)
Credit default swaps (5)	(65)	(7)	-	42	-	(30)
Total, net	$3,246	$(579)	$287	$23	$(987)	$1,990

	For the Six Months Ended June 30, 2009
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,357	$(35)	$74	$(60)	$(344)	$1,992
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	-	(5)	(3)	48	100
MBS:
CMOs	161	(5)	-	5	(38)	123
MPTS	18	-	1	145	(10)	154
CMBS	244	1	17	(32)	-	230
ABS:
CDOs	151	(31)	7	(18)	-	109
CLNs	50	-	169	-	-	219
State and municipal bonds	125	-	(2)	766	17	906
Hybrid and redeemable
preferred stocks	97	-	(10)	3	8	98
Equity AFS securities:
Insurance securities	51	1	3	(20)	-	35
Other financial services securities	20	(3)	1	(3)	-	15
Other securities	23	2	(1)	(1)	-	23
Trading securities	81	(1)	-	7	(1)	86
Derivative investments	2,148	(486)	(9)	(188)	-	1,465
Future contract benefits: (4)
Indexed annuity contracts	(252)	11	-	(53)	-	(294)
GLB embedded derivative reserves	(2,904)	1,832	-	-	-	(1,072)
Other liabilities:
Deferred compensation plans	(336)	(21)	-	(14)	-	(371)
Credit default swaps (5)	(51)	(23)	-	-	-	(74)
Total, net	$2,046	$1,242	$245	$534	$(320)	$3,747

(1)
The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments.  See “Derivatives Instruments Designated and Qualifying as Fair Value Hedges” section in Note 6.

(2)
Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in prior periods.

(3)
Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Income (Loss).  Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Income (Loss).

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(5)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Income (Loss).

The following summarizes changes in unrealized gains (losses) included in net income, excluding any impact of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value  classified within Level 3 that we still held (in millions) as of June 30, 2010:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Investments:
Derivative investments (1)	$599	$487
Future contract benefits:
Indexed annuity contracts (1)	(78)	(5)
GLB embedded derivative reserves (1)	(1,130)	(910)
VIEs' liabilities (1)	(68)	(72)
Other liabilities:
Deferred compensation plans (2)	9	1
Credit default swaps (3)	(26)	(27)
Total, net	$(694)	$(526)

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months
	Ended June 30, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$39	$(416)	$(377)
U.S. Government bonds	2	-	2
MBS:
CMOs	-	(1)	(1)
CMBS	3	(125)	(122)
ABS CDOs	1	-	1
Trading securities	-	(2)	(2)
Total, net	$45	$(544)	$(499)

	For the Six Months
	Ended June 30, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$143	$(187)	$(44)
U.S. Government bonds	2	-	2
Foreign government bonds	1	-	1
MBS:
CMOs	-	(2)	(2)
CMBS	3	(125)	(122)
ABS:
CDOs	3	-	3
CLNs	-	(600)	(600)
VIEs' liabilities	(225)	-	(225)
Total, net	$(73)	$(914)	$(987)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended June 30, 2010, our corporate bonds and CMBS transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available. For the six months ended June 30, 2010, our corporate bonds and CMBS transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively, and for the CLNs transfer out of Level 3, it related to new accounting guidance that is discussed in Note 4.  For the three and six months ended June 30, 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

15.  Segment Information

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

Retirement Solutions

The Retirement Solutions business provides its products through two segments:  Annuities and Defined Contribution.  The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities and variable annuities.  The Defined Contribution segment provides employer-sponsored variable and fixed annuities and mutual-fund based programs in the 401(k), 403(b) and 457 marketplaces.

Insurance Solutions

The Insurance Solutions business provides its products through two segments:  Life Insurance and Group Protection.  The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL insurance and bank-owned UL and VUL insurance products.  The Group Protection segment offers group life, disability and dental insurance to employers, and its products are marketed primarily through a national distribution system of regional group offices.  These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized loss”):
▪	Sale or disposal of securities;
▪	Impairments of securities;
▪	Change in the fair value of derivative instruments, embedded derivatives within certain reinsurance arrangements and our trading securities;
▪	Change in the fair value of the derivatives we own to hedge our GDB riders within our variable annuities;
▪	Change in the GLB embedded derivative reserves, net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves; and
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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$645	$552	$1,275	$1,074
Defined Contribution	245	224	486	441
Total Retirement Solutions	890	776	1,761	1,515
Insurance Solutions:
Life Insurance	1,135	1,003	2,263	2,078
Group Protection	470	443	915	864
Total Insurance Solutions	1,605	1,446	3,178	2,942
Other Operations	121	115	245	222
Excluded realized gain (loss), pre-tax	(11)	(455)	(52)	(662)
Amortization of deferred gains from reserve changes
on business sold through reinsurance, pre-tax	1	1	1	2
Amortization income of DFEL associated with
benefit ratio unlocking, pre-tax	(1)	-	(1)	(4)
Total revenues	$2,605	$1,883	$5,132	$4,015

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$116	$65	$235	$139
Defined Contribution	36	28	72	57
Total Retirement Solutions	152	93	307	196
Insurance Solutions:
Life Insurance	151	133	288	275
Group Protection	23	34	44	59
Total Insurance Solutions	174	167	332	334
Other Operations	(36)	(53)	(73)	(160)
Excluded realized gain (loss), after-tax	(7)	(296)	(34)	(432)
Gain on early extinguishment of debt, after-tax	-	-	-	42
Income from reserve changes (net of related amortization)
on business sold through reinsurance, after-tax	-	-	1	-
Impairment of intangibles, after-tax	-	1	-	(603)
Benefit ratio unlocking, after-tax	(31)	81	(25)	29
Income (loss) from continuing operations, after-tax	252	(7)	508	(594)
Income (loss) from discontinued operations, after-tax	3	(154)	31	(146)
Net income (loss)	$255	$(161)	$539	$(740)

16.  Supplemental Disclosures of Cash Flow

For details related to our business dispositions, see Note 3.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2010, compared with December 31, 2009, and the results of operations for the three and six months ended June 30, 2010, compared with the corresponding periods in 2009 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2010; and our current reports on Form 8-K filed in 2010.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Income (loss) from operations is net income recorded in accordance with United States of America generally accepted accounting principles (“GAAP”) excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals of securities;
▪	Impairments of securities;
▪	Change in the fair value of derivative investments, embedded derivatives within certain reinsurance arrangements and our trading securities;
▪	Change in the fair value of the derivatives we own to hedge our guaranteed death benefit (“GDB”) riders within our variable annuities, which is referred to as “GDB derivatives results”;
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

Income (loss) from operations available to common stockholders is net income (loss) available to common stockholders (used in the calculation of earnings (loss) per share) in accordance with GAAP, excluding the after-tax effects of the items above and the acceleration of our Series B preferred stock discount as a result of redemption prior to five years from the date of issuance.

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

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we report operating revenues and income (loss) from operations by segment in Note 15.  Our management and Board of Directors believe that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements.  Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements, include, among others:

•
Deterioration in general economic and business conditions that may affect account values, investment results, guaranteed benefit liabilities, premium levels, claims experience and the level of pension benefit costs, funding and investment results;

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
•
The restrictions, oversight, cost and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (“OTS”), and arising from our participation in the U.S. Department of the Treasury’s, or the “U.S. Treasury,” Capital Purchase Program (“CPP”) certain requirements of which may continue to apply to us so long as U.S. Treasury holds the warrant that we issued as a part of our participation in the CPP even after Lincoln’s repurchase of the preferred stock issued to the Treasury as part of the CPP;

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital (“RBC”) requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 43 (“AG43,” also known as Commissioners Annuity Reserve Valuation Method for Variable Annuities or “VACARVM”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

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

•	Changes in or sustained low interest rates causing a reduction of investment income, the margins of our subsidiaries’ fixed annuity and life insurance businesses and demand for their products;
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
•
A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products, in establishing related insurance reserves and in elevated impairments on investments and amortization of intangible assets that may cause an increase in reserves and/or a reduction in assets, resulting in a corresponding decrease in net income;

•	Changes in GAAP that may result in unanticipated changes to our net income;
•
Lowering of one or more of our debt ratings issued by nationally recognized statistical rating organizations and the adverse impact such action may have on our ability to raise capital and on its liquidity and financial condition;

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

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Recent unfavorable market conditions including, but not limited to, the following concerns are weighing on the U.S. economy:

•	High unemployment, shrinking unemployment benefits and weak job creation, all leading to lower disposable income that is necessary to fuel economic growth;
•
Stressed capital and credit markets in Europe, and the impact of the expiration of the European Central Bank’s 12-month liquidity facility on July 1, 2010, that had provided liquidity to euro area banks following the global financial crisis, as many banks still cannot access the short-term commercial paper market;

•	Reports of an economic slowdown in China as policymakers have taken steps to slow lending due to concerns that the rapid expansion of its real estate sector could constitute a price bubble;
•
Slowing U.S. housing market despite historically low housing prices and mortgage rates that have sunk to levels not seen in more than a half-century believed to be due in part to the tightening of mortgage lending standards and the April 30, 2010, expiration of the federal tax credit;

•	Declining equity markets; and
•	Sinking consumer confidence.

For these reasons, concerns exist that the economy is at risk of slipping into a “double-dip” recession (i.e., a continuous recession that is punctuated by a period of growth and then followed by a further decline in the economy).  The National Bureau of Economic Research (“NBER”), a panel of economists charged with officially designating business cycles, announced in April 2010 that it cannot yet declare an end to the recession that began in December 2007.  The market conditions during this time were characterized by extreme volatility and disruption that affected both equity market returns and interest rates as credit spreads widened across asset classes and reduced liquidity in the credit markets, and some of these economic issues appear to be resurfacing as mentioned above, thereby making the timing of an upward turn in the economy harder to discern than in the past.  An NBER committee stated that a determination of the “trough” date based on current data would be premature.

The markets have primarily impacted us in the following areas:

Capital

During the second quarter of 2010, we addressed two matters that we believe had been depressing our stock price:  our participation in the CPP and the upcoming maturity of credit facilities in the first quarter of 2011 related to letters of credit (“LOCs”) supporting our life insurance business that could have remained outstanding until the first quarter of 2012.  On June 30, 2010, after consultation with the OTS, we repurchased our Series B preferred stock that we had issued to the U.S. Treasury as part of our participation in the CPP, primarily as a result of the improvements in the economy and capital markets, as well as the strength of our business model and our capital position.  We funded the $950 million liquidation value of the stock with net proceeds of approximately $368 million from a common stock offering, proceeds from a $250 million five-year senior notes offering and cash held at our holding company that was attributable primarily to proceeds from the sale of Delaware Management Holdings, Inc. (“Delaware”).  As a result of repurchasing the preferred stock, we accelerated the remaining accretion of the preferred stock issuance discount of $131 million and recorded a corresponding charge to retained earnings and income (loss) available to common stockholders in the calculation of earnings per common share.  Following the repayment, the U.S. Treasury continues to hold a warrant to purchase 13,049,451 shares of our common stock at an exercise price of $10.92 per share.  We notified the U.S. Treasury that we will not repurchase the warrant, which under the terms of the agreement between the parties acts as U.S. Treasury's notice to us of its intention to sell the warrant.  In addition, we secured $2 billion of bank credit facilities as discussed in “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income from Operations – Strategies to Address Statutory Reserve Strain,” “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” and Note 9.  We also completed a 30-year senior notes offering of $500 million, the proceeds of which will be used as part of a long-term financing solution supporting UL business with secondary guarantees.  For more information about our common stock and debt issuances, see “Review of Consolidated Financial Condition” below.

During May and June of 2010, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and A.M. Best Co. (“A.M. Best”) all improved their outlook on our company to stable from negative, and Standard & Poor’s (“S&P”)outlook remained stable.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K and our Form 8-K filed on June 2, 2010.

Even with our actions, our improving ratings and our ability to produce solid results in our core businesses over the past several quarters, the price of our common stock remained volatile and declined to close at $24.29 on June 30, 2010, after trading at a high of $33.55 during the first six months of 2010.  We believe the recent volatility and decline in our stock price is more a result of the current macro economic conditions discussed above that are impacting our peer group and the entire market as opposed to factors that are unique to our company.

In the face of these global economic challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.  However, the prior significant decline in the equity markets continues to constrain growth of average account values despite higher deposits and net flows during the first six months of 2010 than in the comparable period of 2009.

Interest Rate Risk on Fixed Insurance Business

Because the profitability of our fixed annuity, UL, VUL and defined contribution insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Some of our products, principally our fixed annuities, UL and VUL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Although we have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on our businesses or results of operations.  We discuss the earnings impact of interest rates below in “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets, as well as, to a lesser extent, our Insurance Solutions – Life Insurance segment.  We discuss the earnings impact of the equity markets on account values and the related asset-based earnings below in “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Impact of Equity Market Sensitivity.”  From December 31, 2009, to June 30, 2010, our account values were down $996 million driven primarily by a significant decline in equity markets during the month of June, partially offset by strong deposits and positive net flows.  While the end of period S&P 500 Index® (“S&P 500”) as of June 30, 2010, was lower than as of December 31, 2009, the daily average S&P 500 increased 1% during this time.

Investment Income on Alternative Investments

Our alternative investments portfolio consists primarily of hedge funds and various limited partnership investments.  See “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments” in our 2009 Form 10-K and “Consolidated Investments – Alternative Investments” below for additional information on our investment portfolio.

Variable Annuity Hedge Program Results

We offer variable annuity products with living benefit guarantees.  As described in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” in our 2009 Form 10-K, we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the GLB embedded derivatives in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves.  These results are excluded from the Retirement Solutions – Annuities and Defined Contribution segments’ operating revenues and income from operations.  See “Realized Gain (Loss) – Operating Realized Gain (Loss) – GLB” for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserve.

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

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses that reduced net income by $14 million and $18 million for the three and six months ended June 30, 2010, respectively, and included credit-related write-downs of securities for other-than-temporary impairments (“OTTI”) of $7 million and $42 million, respectively.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment like we did in late 2008 and early 2009, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads) as of June 30, 2010, compared to December 31, 2009, have resulted in the $1.0 billion decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of June 30, 2010.

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

•	Continuation of global economic challenges;
•
Achieving continued sales success with our portfolio of products, including marketplace acceptance of new variable annuity features, as well as retaining management and wholesaler talent to maintain our competitive position;

•	Evolving treatment of reserve financing by rating agencies; and
•
Continuing focus by the government on tax, financial and healthcare reform including potential changes in company dividends-received deduction (“DRD”) calculations, which may affect the value and profitability of our products and overall earnings.

In the face of these issues and potential issues, we expect to focus on the following throughout the remainder of 2010:

•
Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively in accordance with our pricing guidelines;

•
Increasing our product development activities together with identifying future product development initiatives, with a focus on further reducing risk related to guaranteed benefit riders available with certain variable annuity contracts;

•
Evaluating opportunities for strategic investments in our businesses to grow revenues and further spur productivity, particularly in Retirement Solutions – Defined Contribution and Insurance Solutions – Group Protection, with technology upgrades and new products for the voluntary market and an expanded distribution focus for our group business;

•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations;
•	Closely monitoring ongoing changes in the legal and regulatory environment; and
•	Closely monitoring our capital and liquidity positions taking into account the fragile economic recovery and changing statutory accounting and reserving practices.

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

DAC, VOBA, DSI and DFEL

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of June 30, 2010, were as follows:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group
	Annuities	Contribution	Insurance	Protection	Total
DAC and VOBA
Gross	$2,668	$514	$6,582	$166	$9,930
Unrealized (gain) loss	(512)	(139)	(744)	-	(1,395)
Carrying value	$2,156	$375	$5,838	$166	$8,535

DSI
Gross	$331	$2	$-	$-	$333
Unrealized (gain) loss	(44)	-	-	-	(44)
Carrying value	$287	$2	$-	$-	$289

DFEL
Gross	$205	$-	$1,292	$-	$1,497
Unrealized gain (loss)	(4)	-	(185)	-	(189)
Carrying value	$201	$-	$1,107	$-	$1,308

AFS securities and certain derivatives are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss), net of associated DAC, VOBA, DSI, other contract holder funds and deferred income taxes.  The unrealized balances in the table above represent the DAC, VOBA, DSI and DFEL balances for these effects of unrealized gains and losses on AFS securities and certain derivatives as of the end-of-period.

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

We amortize DAC, VOBA, DSI and DFEL in proportion to our EGPs.  When actual gross profits are higher in the period than expected, we recognize more amortization than planned.  When actual gross profits are lower in the period than expected, we recognize less amortization than planned.  In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are expected to be negative, our actuarial process limits, or floors, the amortization expense offset to zero.

During the first quarter of 2010, there was a $21 million favorable prospective unlocking of DAC and VOBA from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees.  Additionally, during the second quarter of 2010, we revised this estimate, which resulted in an additional $5 million favorable prospective unlocking of DAC and VOBA.

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

Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts.  This variable appreciation rate is before the deduction of our contract fees.  Although the piercing of the outer corridor does not automatically result in a resetting of our RTM assumption, if economic conditions change significantly, additional unlocking of our RTM assumptions could be possible in future periods.  However, if we were to have unlocked our RTM assumption in the corridor as of June 30, 2010, for our Retirement Solutions business, we would have recorded a favorable prospective unlocking of approximately $150 million, pre-tax, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We are required to perform a two-step test in our evaluation of the carrying value of goodwill.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the reporting unit’s goodwill implied fair value is determined.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.  Refer to Note 10 of our consolidated financial statements within our 2009 Form 10-K for goodwill and intangible assets by reporting unit.

The fair values of our insurance and annuities businesses are comprised of two components:  the value of new business and the value of in-force business.  Factors could cause us to believe our estimated fair value of the total business may be lower than the carrying value and trigger a Step 1 test, but may not require a step 2 test, and even if it does, not result in a goodwill impairment under the Step 2 test because the Step 2 test is focused on supporting the fair value of the goodwill asset.  The value of new business supports the valuation of our goodwill asset.  Our Life Insurance reporting unit’s implied fair value of goodwill is most sensitive to new business production levels and discount rates.  Factors that could impact production levels include mix of new business, customer acceptance of our products and distribution strength.  Recent declines in interest rates have applied downward pressure to the interest rate inputs used in the discount rate calculation.  Spread compression and other impacts to profitability caused by lower interest rates have a much more significant impact on the valuation of in-force business than the valuation of new business.  The impact of interest rate movements on the value of new business is primarily related to the discount rate, because the cash flows for new business are not as sensitive to interest rates as our in-force business.

While threats to future profitability can theoretically cause an increase to the discount rate, a drop in the risk-free interest rates will also lower the cost of capital used in calculating the discount rate applied to the business.  Our sensitivity disclosures for the effect that changes in valuation assumptions could have on our estimate of our reporting units’ fair value, therefore, provide sensitivities to both discount rates and new business generation and do not isolate interest rates.  For such disclosures, see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in our 2009 Form 10-K.

As discussed above in “Current Market Conditions – Stock Price,” our stock price has been unfavorably affected by the current market conditions.  At this time, we believe the decline in our stock price neither corresponds to a decline in the estimated fair value of our reporting units nor provides an indicator that requires us to perform an interim impairment test to reassess our conclusions related to goodwill recoverability since our annual evaluation as of October 1, 2009, due primarily to the following:

•
The price of our common stock as of June 30, 2010, was slightly higher than its price as of October 1, 2009, and although our volatility has increased it recently, it has not occurred for a prolonged period of time;

•	Lower debt yields have applied downward pressure to the discount rate calculation;
•
During the second quarter of 2010, we repurchased our Series B preferred stock that we had issued through the CPP and secured $2 billion of bank credit facilities as well as completed a senior notes offering of $500 million, the proceeds of which will be used as part of a long-term financing solution supporting UL business with secondary guarantees; each of these matters had previously been weighing on the estimated fair value of our reporting units;

•	We have experienced improving ratings since October 1, 2009;
•	We have produced solid results in our core businesses over the past several quarters, and our earnings projections and expectations for future sales have not deteriorated since our annual evaluation;
•	We have not experienced higher impairments on invested assets than assumed in our projections; and
•	The key assumptions used in our estimates of fair value have not significantly changed from October 1, 2009.

We will continue to monitor the current market conditions, and if they were to deteriorate to levels experienced during the end of 2008 and the first quarter of 2009, and, in particular, if our share price were to remain below book value per share for an extended period of time or deteriorate further, we may need to perform interim goodwill impairment tests in addition to our annual test as of October 1, 2010.

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

Investments

Investment Valuation

As of June 30, 2010, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.  As of June 30, 2010, we only obtained multiple prices for 36 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.  As of June 30, 2010, we used broker quotes for 173 securities as our final price source, representing less than 4% of total securities owned.

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of June 30, 2010, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the consolidated financial statements in our 2009 Form 10-K.

Guaranteed Living Benefits

As of June 30, 2010, the fair values of the embedded derivative reserves, before adjustment for the required NPR factors, for the guaranteed withdrawal benefit (“GWB”) feature, the i4LIFE® Advantage guaranteed income benefit (“GIB”) feature and the 4LATER® Advantage GIB feature were $1.1 billion, $427 million and $286 million, respectively.  See “Realized Gain (Loss) – Operating Realized Gain (Loss) – GLB” for information on how we determine our NPR.

As of June 30, 2010, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $2.2 billion.  As of June 30, 2010, the sum of all GLB liabilities at fair value, excluding the NPR adjustment, and GDB reserves was $1.9 billion, comprised of $1.8 billion for GLB liabilities and $105 million for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $265 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 42% of our variable annuity account values contain a GWB rider as of June 30, 2010.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of June 30, 2010, and June 30, 2009, 83% and 75% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of June 30, 2010, and June 30, 2009, was $3.1 billion and $4.0 billion, respectively.  Our exposure before reinsurance for these same periods was $3.5 billion and $4.5 billion, respectively.  The ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $3.1 billion, net of reinsurance.

For information on our GLB and GDB hedging results, see our discussion in “Realized Gain (Loss)” below.

The following table presents our estimates of the potential instantaneous impact to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These impacts do not include any estimate of retrospective or prospective unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of impacts to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of June 30, 2010, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
	-20%	-10%	-5%	5%
Equity market return	$(55)	$(14)	$(4)	$(3)

	-50 bps	-25 bps	+25 bps	+50 bps
Interest rates	$(12)	$(3)	$(2)	$(9)

	-4%	-2%	2%	4%
Implied volatilities	$25	$13	$(16)	$(33)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Impact to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(16)
Scenario 2	-10%	-25.0 bps	+2%	(45)
Scenario 3	-20%	-50.0 bps	+4%	(151)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of June 30, 2010, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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
•
The analysis assumes that there is no tracking or basis risk between the funds and/or indices affecting the GLBs and the instruments utilized to hedge these exposures.  Tracking or basis risk in the second quarter of 2010 increased earnings by $4 million.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in this report and “Part I – Item 1. Business – Acquisitions and Dispositions,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3 to the consolidated financial statements in our 2009 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Revenues
Insurance premiums	$551	$542	2%	$1,083	$1,050	3%
Insurance fees	793	691	15%	1,581	1,392	14%
Net investment income	1,120	971	15%	2,226	1,984	12%
Realized gain (loss):
Total OTTI losses on securities	(11)	(221)	95%	(88)	(431)	80%
Portion of loss recognized in OCI	-	103	-100%	24	192	-88%
Net OTTI losses on securities recognized
in earnings	(11)	(118)	91%	(64)	(239)	73%
Realized gain (loss), excluding OTTI
losses on securities	16	(325)	105%	43	(400)	111%
Total realized gain (loss)	5	(443)	101%	(21)	(639)	97%
Amortization of deferred gain on business sold
through reinsurance	19	18	6%	38	37	3%
Other revenues and fees	117	104	13%	225	191	18%
Total revenues	2,605	1,883	38%	5,132	4,015	28%
Benefits and Expenses
Interest credited	613	607	1%	1,231	1,234	0%
Benefits	839	575	46%	1,618	1,495	8%
Underwriting, acquisition, insurance and
other expenses	754	694	9%	1,467	1,338	10%
Interest and debt expense	69	61	13%	137	61	125%
Impairment of intangibles	-	(1)	100%	-	603	-100%
Total benefits and expenses	2,275	1,936	18%	4,453	4,731	-6%
Income (loss) from continuing operations
before taxes	330	(53)	NM	679	(716)	195%
Federal income tax expense (benefit)	78	(46)	270%	171	(122)	240%
Income (loss) from continuing operations	252	(7)	NM	508	(594)	186%
Income (loss) from discontinued
operations, net of federal income taxes	3	(154)	102%	31	(146)	121%
Net income (loss)	$255	$(161)	258%	$539	$(740)	173%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$645	$552	17%	$1,275	$1,074	19%
Defined Contribution	245	224	9%	486	441	10%
Total Retirement Solutions	890	776	15%	1,761	1,515	16%
Insurance Solutions:
Life Insurance	1,135	1,003	13%	2,263	2,078	9%
Group Protection	470	443	6%	915	864	6%
Total Insurance Solutions	1,605	1,446	11%	3,178	2,942	8%
Other Operations	121	115	5%	245	222	10%
Excluded realized gain (loss), pre-tax	(11)	(455)	98%	(52)	(662)	92%
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	0%	1	2	-50%
Amortization income of DFEL associated with
benefit ratio unlocking, pre-tax	(1)	-	NM	(1)	(4)	75%
Total revenues	$2,605	$1,883	38%	$5,132	$4,015	28%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$116	$65	78%	$235	$139	69%
Defined Contribution	36	28	29%	72	57	26%
Total Retirement Solutions	152	93	63%	307	196	57%
Insurance Solutions:
Life Insurance	151	133	14%	288	275	5%
Group Protection	23	34	-32%	44	59	-25%
Total Insurance Solutions	174	167	4%	332	334	-1%
Other Operations	(36)	(53)	32%	(73)	(160)	54%
Excluded realized gain (loss), after-tax	(7)	(296)	98%	(34)	(432)	92%
Gain on early extinguishment of debt, after-tax	-	-	NM	-	42	-100%
Income from reserve changes (net of related
amortization) on business sold through
reinsurance, after-tax	-	-	NM	1	-	NM
Impairment of intangibles, after-tax	-	1	-100%	-	(603)	100%
Benefit ratio unlocking, after-tax	(31)	81	NM	(25)	29	NM
Income (loss) from continuing
operations, after-tax	252	(7)	NM	508	(594)	186%
Income (loss) from discontinued
operations, after-tax	3	(154)	102%	31	(146)	121%
Net income (loss)	$255	$(161)	258%	$539	$(740)	173%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Deposits
Retirement Solutions:
Annuities	$2,823	$2,625	8%	$5,099	$4,813	6%
Defined Contribution	1,374	1,130	22%	2,681	2,691	0%
Insurance Solutions - Life Insurance	1,063	1,020	4%	2,140	2,077	3%
Total deposits	$5,260	$4,775	10%	$9,920	$9,581	4%

Net Flows
Retirement Solutions:
Annuities	$1,153	$1,035	11%	$1,728	$1,465	18%
Defined Contribution	182	256	-29%	291	913	-68%
Insurance Solutions - Life Insurance	650	540	20%	1,252	1,097	14%
Total net flows	$1,985	$1,831	8%	$3,271	$3,475	-6%

	As of June 30,
	2010	2009	Change
Account Values
Retirement Solutions:
Annuities	$73,324	$63,054	16%
Defined Contribution	35,040	31,327	12%
Insurance Solutions - Life Insurance	31,965	30,622	4%
Total account values	$140,329	$125,003	12%

Comparison of the Three Months Ended June 30, 2010 to 2009

Net income increased due primarily to the following:

•
Loss from discontinued operations of $154 million during the second quarter of 2009 driven primarily by the loss on disposition of our Lincoln UK segment partially offset by income from discontinued operations related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations).

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the second quarter of 2009;

▪
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪
Higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable, and to a lesser extent issuances of common stock and debt subsequent to June 30, 2009; and

▪	Actions implemented to reduce interest crediting rates and holding lower cash balances in the second quarter of 2010 that increased our portfolio yields;
•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI due to overall improvement in the credit markets;
•	Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of increases in the equity markets;
•
The overall unfavorable GDB derivative results, excluding unlocking, during the second quarter of 2009 due primarily to sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items (see “Realized Gain (Loss)” below for more information on our GDB derivatives results);

•
The overall unfavorable GLB net derivatives results, excluding unlocking, during the second quarter of 2009 due primarily to increases in interest rates and our over-hedged position for a period of time in 2009 (see “Realized Gain (Loss)” below for more information on our GLB liability and derivative performance); and

•
A $5 million favorable prospective unlocking of DAC and VOBA during the second quarter of 2010 from assumption changes due to revising the estimate in our models for rider fees related to our annuity products with living benefit guarantees.

The increase in net income was partially offset by the following:

•
An increase in federal income tax expense due primarily to an increase in earnings, partially offset by favorable separate account DRD, foreign tax credit adjustments and other items that impacted the effective tax rate in the second quarter of 2010;

•
Higher benefits due primarily to an increase in the change in GDB reserves from an increase in our expected GDB benefit payments attributable primarily to the decrease in account values due to unfavorable equity markets, unfavorable claims incidence and termination experience in the long-term disability product line of our Group Protection segment and less favorable mortality in our Life Insurance segment;

•
A $21 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the second quarter of 2010 compared to a $31 million favorable retrospective unlocking during the second quarter of 2009:

▪
The unfavorable retrospective unlocking during the second quarter of 2010 was due primarily to the increase in the change in GDB reserves as a result of the impact of unfavorable equity markets on our variable account values partially offset by higher equity market performance, higher expense assessments and lower lapses than our model projections assumed; and

▪	The favorable retrospective unlocking during second quarter of 2009 was due primarily to the decrease in the change in GDB reserves as a result of variable account growth;
▪
Higher DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to a higher amortization rate from the reduction of projected EGPs being applied to the higher actual gross profits in the second quarter of 2010, discussed below in “Retirement Solutions – Annuities – Additional Information”;

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by positive net flows and the impact of favorable equity markets on account values;
▪	Investments in strategic initiatives in the second quarter of 2010; and
▪	Higher interest and debt expenses as a result of an increase in interest rates that affect our variable rate borrowings and higher average balances of outstanding debt in 2010; partially offset by
▪
Restructuring charges related to expense reduction initiatives in the second quarter of 2009, and lower expenses attributable to our U.S. pension plans in the second quarter of 2010 as compared to the corresponding period in 2009; and

▪
The unfavorable realized loss related to certain derivative instruments and trading securities during the second quarter of 2010 attributable primarily to spreads widening on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities due to the decline in interest rates.

Comparison of the Six Months Ended June 30, 2010 to 2009

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

•
Income from discontinued operations of $31 million during the first six months of 2010 as compared to a loss from discontinued operations of $146 million during the first six months of 2009 related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations);

•
Higher net investment income and relatively flat interest credited, excluding unlocking and the impact of the rescission of the reinsurance agreement in the first quarter of 2009 mentioned below, driven primarily by:

▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the second quarter of 2009;

▪
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪
Higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable, and to a lesser extent issuances of common stock and debt subsequent to June 30, 2009; and

▪	Actions implemented to reduce interest crediting rates and holding lower cash balances in the first six months of 2010 that increased our portfolio yields;
•	Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of increases in the equity markets;
•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI due to overall improvement in the credit markets;

•
A $5 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first six months of 2010 compared to a $103 million unfavorable retrospective unlocking during the first six months of 2009:

▪
The favorable retrospective unlocking during the first six months of 2010 was due primarily to higher equity market performance, higher expense assessments and lower lapses than our model projections assumed partially offset by the increase in the change in GDB reserves as a result of the impact of unfavorable equity markets on our variable account values; and

▪
The unfavorable retrospective unlocking during the first six months of 2009 was due primarily to the overall performance of our GLB derivative program (see “Realized Gain (Loss)” below for more information on our GLB derivative performance) and the impact of lower equity market performance and higher lapses than our model projections assumed, partially offset by the favorable change in the fair value of GDB derivatives;

•
The overall unfavorable GLB net derivatives results, excluding unlocking, during the first six months of 2009 due primarily to increases in interest rates and our over-hedged position for a period of time in 2009 (see “Realized Gain (Loss)” below for more information on our GLB liability and derivative performance);

•
The $64 million unfavorable impact from the rescission in the first quarter of 2009 of the reinsurance agreement on certain disability income business sold to Swiss Re, as discussed in “Results of Other Operations” below;

•
The overall unfavorable GDB derivative results, excluding unlocking, during the first six months of 2009 due primarily to sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items (see “Realized Gain (Loss)” below for more information on our GDB derivatives results); and

•
A $26 million favorable prospective unlocking of DAC and VOBA during the first six months of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees.

The increase in net income was partially offset by the following:

•
Higher DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to a higher amortization rate from the reduction of projected EGPs being applied to the higher actual gross profits in the first six months of 2010, discussed below in “Retirement Solutions – Annuities – Additional Information”;

•
An increase in federal income tax expense due primarily to an increase in earnings and favorable tax return true-ups in the first quarter of 2009 driven by the separate account DRD, foreign tax credit adjustments and other items;

•
Higher benefits, excluding the impact of the rescission of the reinsurance agreement in the first quarter of 2009 mentioned above, due primarily to an increase in the change in GDB reserves from an increase in our expected GDB benefit payments attributable primarily to the decrease in account values due to unfavorable equity markets, adverse mortality in our Life Insurance and Group Protection segments and unfavorable claims incidence and termination experience in the long-term disability product line of our Group Protection segment;

•	A $42 million gain in the first quarter of 2009 associated with the early extinguishment of long-term debt;
•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by positive net flows and the impact of favorable equity markets on account values;
▪	Investments in strategic initiatives during the first six months of 2010; and
▪	Higher interest and debt expenses as a result of an increase in interest rates that affect our variable rate borrowings and higher average balances of outstanding debt in 2010; partially offset by
▪
Restructuring charges related to expense reduction initiatives in the first six months of 2009, and lower expenses attributable to our U.S. pension plans in the first six months of 2010 as compared to the corresponding period in 2009; and

•
The unfavorable realized loss related to certain derivative instruments and trading securities during the first six months of 2010 attributable primarily to spreads widening on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities due to the decline in interest rates.

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

Retirement Solutions – Annuities

Income from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums (1)	$10	$32	-69%	$20	$60	-67%
Insurance fees	270	196	38%	530	378	40%
Net investment income	272	244	11%	542	484	12%
Operating realized gain (loss)	16	12	33%	31	23	35%
Other revenues and fees (2)	77	68	13%	152	129	18%
Total operating revenues	645	552	17%	1,275	1,074	19%
Operating Expenses
Interest credited	177	170	4%	353	334	6%
Benefits	41	67	-39%	85	143	-41%
Underwriting, acquisition, insurance and other
expenses	282	239	18%	542	458	18%
Total operating expenses	500	476	5%	980	935	5%
Income from operations before taxes	145	76	91%	295	139	112%
Federal income tax expense	29	11	164%	60	-	NM
Income from operations	$116	$65	78%	$235	$139	69%

(1)	Includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of broker-dealer earnings that are subject to market volatility.

Comparison of the Three Months Ended June 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows;
▪
More favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond makewhole premiums (see “Additional Information”, “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Holding lower cash balances in the second quarter of 2010 that increased our portfolio yields (see discussion in “Additional Information” below);

•
A $21 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the second quarter of 2010, partially offset by higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, compared to a $5 million favorable retrospective unlocking during the second quarter of 2009:

▪
The favorable retrospective unlocking during the second quarter of 2010 was due primarily to higher equity market performance, higher expense assessments and lower lapses than our model projections assumed;

▪
The higher amortization during the second quarter of 2010 was due primarily to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits in the second quarter of 2010 (discussed in “Additional Information” below), discussed below; and

▪	The favorable retrospective unlocking during the second quarter of 2009 was due primarily to lower lapses and the impact of higher equity market performance than our model projections assumed;
•
A $5 million favorable prospective unlocking of DAC and VOBA during the second quarter of 2010 from assumption changes due to revising the estimate in our models for rider fees related to our annuity products with living benefit guarantees; and

•
Lower benefits from a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets.

The increase in income from operations was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by the effect of favorable equity markets on account values and positive net flows; and
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below; and
•	An increase in federal income tax expense due primarily to an increase in earnings.

Comparison of the Six Months Ended June 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $44 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first six months of 2010, partially offset by higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, compared to a $2 million unfavorable retrospective unlocking during the first six months of 2009:

▪
The favorable retrospective unlocking during the first six months of 2010 was due primarily to higher equity market performance, higher expense assessments and lower lapses than our model projections assumed;

▪
The higher amortization during the first six months of 2010 was due primarily to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits (discussed in “Additional Information” below), discussed below; and

▪
The unfavorable retrospective unlocking during the first six months of 2009 was due primarily to higher lapses, higher death benefit costs and the impact of lower equity market performance than our model projections assumed;

•
A $26 million favorable prospective unlocking of DAC and VOBA during the first six months of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees;

•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows;
▪
More favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond makewhole premiums (see “Additional Information”, “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Holding lower cash balances during the first six months of 2010 that increased our portfolio yields (see discussion in “Additional Information” below); and
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

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion will harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing assumptions and methods of calculations that exist between similar blocks of business within our actuarial models.  This exercise may result in material one-time gain and loss adjustments to our results of operations and may result in changes to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations from any differences that may exist upon completion of the conversion.  We expect to substantially complete the most critical phases of the conversion by the end of 2010.  In the third quarter of each year, we also conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity products with living benefit and death benefit guarantees.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2009 Form 10-K for a detailed discussion of our prospective unlocking process.

Prior to the second quarter of 2009, the equity markets unfavorably impacted our average variable account values and the resulting fees earned on these accounts.  Additionally, weaker credit fundamentals negatively impacted our investment margins and increased our realized losses on investments, including OTTI.  As a result, we recorded prospective unlocking during the fourth quarter of 2008 related to our RTM process, as discussed in “Critical Accounting Policies – DAC, VOBA, DSI and DFEL” in our 2009 Form 10-K.  This RTM unlocking that occurred at an equity market trough had the impact of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, results in higher DAC, VOBA, DSI and DFEL amortization and lower earnings for this segment.

Fixed annuity deposits moderated in the fourth quarter of 2009 and the first six months of 2010, as customers shifted deposits back into variable annuity products as equity markets improved, and we expect this trend will continue during the remainder of 2010 with improving economic conditions.

We allocated more overhead costs to this segment during the first six months of 2010, and this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short-term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 33 basis points and 37 basis points during the three and six months ended June 30, 2009, respectively.  As we progressed through 2009, we reduced these excess cash balances, thereby increasing our portfolio yields; therefore, there was no impact to our portfolio yields for the three and six months ended June 30, 2010.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first six months of 2010 when compared to the corresponding period in 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three and six months ended June 30, 2010, compared to 8% and 9% for the corresponding periods in 2009.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss)” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Insurance Fees
Mortality, expense and other assessments	$273	$200	37%	$536	$381	41%
Surrender charges	10	9	11%	20	18	11%
DFEL:
Deferrals	(20)	(12)	-67%	(37)	(23)	-61%
Retrospective unlocking	1	-	NM	-	2	-100%
Amortization, net of interest, excluding
unlocking	6	(1)	NM	11	-	NM
Total insurance fees	$270	$196	38%	$530	$378	40%

	As of June 30,
	2010	2009	Change
Account Values
Variable portion of variable annuities	$53,921	$45,523	18%
Fixed portion of variable annuities	3,896	3,899	0%
Total variable annuities	57,817	49,422	17%
Fixed annuities, including indexed	16,501	14,697	12%
Fixed annuities ceded to reinsurers	(994)	(1,065)	7%
Total fixed annuities	15,507	13,632	14%
Total account values	$73,324	$63,054	16%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Averages
Daily variable account values, excluding the fixed
portion of variable	$56,788	$43,828	30%	$56,301	$41,445	36%

Daily S&P 500	1,134.42	893.53	27%	1,127.97	852.32	32%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$1,322	$851	55%	$2,460	$1,678	47%
Variable portion of variable annuity withdrawals	(1,214)	(944)	-29%	(2,429)	(1,937)	-25%
Variable portion of variable annuity net flows	108	(93)	216%	31	(259)	112%
Fixed portion of variable annuity deposits	864	875	-1%	1,591	1,634	-3%
Fixed portion of variable annuity withdrawals	(102)	(131)	22%	(200)	(285)	30%
Fixed portion of variable annuity net flows	762	744	2%	1,391	1,349	3%
Total variable annuity deposits	2,186	1,726	27%	4,051	3,312	22%
Total variable annuity withdrawals	(1,316)	(1,075)	-22%	(2,629)	(2,222)	-18%
Total variable annuity net flows	870	651	34%	1,422	1,090	30%
Fixed indexed annuity deposits	522	651	-20%	846	1,018	-17%
Fixed indexed annuity withdrawals	(111)	(187)	41%	(235)	(401)	41%
Fixed indexed annuity net flows	411	464	-11%	611	617	-1%
Other fixed annuity deposits	115	248	-54%	202	483	-58%
Other fixed annuity withdrawals	(243)	(328)	26%	(507)	(725)	30%
Other fixed annuity net flows	(128)	(80)	-60%	(305)	(242)	-26%
Total annuity deposits	2,823	2,625	8%	5,099	4,813	6%
Total annuity withdrawals	(1,670)	(1,590)	-5%	(3,371)	(3,348)	-1%
Total annuity net flows	$1,153	$1,035	11%	$1,728	$1,465	18%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$(4,802)	$5,733	NM	$(3,050)	$3,717	NM
Transfers to the variable portion of variable
annuity products from the fixed portion of
variable annuity products	800	582	37%	1,572	1,140	38%

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Realized Gain (Loss) – Operating Realized Gain (Loss) – GLB” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$245	$235	4%	$493	$458	8%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	4	-	NM	5	1	NM
Alternative investments (2)	-	-	NM	-	(1)	100%
Surplus investments (3)	23	9	156%	44	26	69%
Total net investment income	$272	$244	11%	$542	$484	12%

Interest Credited
Amount provided to contract holders	$183	$178	3%	$365	$352	4%
DSI deferrals	(18)	(19)	5%	(37)	(34)	-9%
Interest credited before DSI amortization	165	159	4%	328	318	3%
DSI amortization:
Retrospective unlocking	(2)	-	NM	(4)	2	NM
Amortization, excluding unlocking	14	11	27%	29	14	107%
Total interest credited	$177	$170	4%	$353	$334	6%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.47%	5.44%	3	5.54%	5.36%	18
Commercial mortgage loan prepayment and
bond make whole premiums	0.09%	0.01%	8	0.06%	0.01%	5
Alternative investments	0.00%	0.00%	-	0.00%	-0.01%	1
Net investment income yield on reserves	5.56%	5.45%	11	5.60%	5.36%	24
Interest rate credited to contract holders	3.51%	3.81%	(30)	3.51%	3.83%	(32)
Interest rate spread	2.05%	1.64%	41	2.09%	1.53%	56

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Other Information
Average invested assets on reserves	$17,970	$17,249	4%	$17,814	$17,082	4%
Average fixed account values, including the
fixed portion of variable	19,754	17,728	11%	19,625	17,453	12%
Transfers to the fixed portion of variable
annuity products from the variable portion of
variable annuity products	(800)	(582)	-37%	(1,572)	(1,140)	-38%
Net flows for fixed annuities, including the
fixed portion of variable	1,045	1,128	-7%	1,697	1,724	-2%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$177	$157	13%	$327	$282	16%
General and administrative expenses	82	76	8%	160	148	8%
Taxes, licenses and fees	5	6	-17%	13	10	30%
Total expenses incurred, excluding
broker-dealer	264	239	10%	500	440	14%
DAC and VOBA deferrals	(164)	(158)	-4%	(296)	(286)	-3%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	100	81	23%	204	154	32%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(8)	-	NM	(39)	-	NM
Retrospective unlocking	(20)	(5)	NM	(47)	13	NM
Amortization, net of interest, excluding
unlocking	132	93	42%	270	155	74%
Broker-dealer expenses incurred	78	70	11%	154	136	13%
Total underwriting, acquisition,
insurance and other expenses	$282	$239	18%	$542	$458	18%

DAC and VOBA Deferrals
As a percentage of sales/deposits	5.8%	6.0%		5.8%	5.9%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions are expensed as incurred rather than deferred and amortized.  These non-deferred commissions, which include trail commissions that are based upon account values, were approximately $50 million and $103 million for the three and six months ended June 30, 2010, respectively, compared to approximately $39 million and $71 million for the corresponding periods in 2009.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

The increase in amortization, net of interest, excluding unlocking, when comparing the three and six months ended June 30, 2010, to the corresponding periods in 2009, was due to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits during the first six months of 2010 (discussed above in “Additional Information”).

During 2009, we had more unfavorable hedge program performance and securities impairments than our model projections assumed, which resulted in negative gross profits in total for certain cohorts.  As a result, the amortization of DAC, VOBA, DSI and DFEL for those cohorts during 2010 was significantly higher than it was in the previous year.

Retirement Solutions – Defined Contribution

Income from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance fees	$49	$45	9%	$100	$85	18%
Net investment income	191	176	9%	377	351	7%
Other revenues and fees	5	3	67%	9	5	80%
Total operating revenues	245	224	9%	486	441	10%
Operating Expenses
Interest credited	110	112	-2%	220	223	-1%
Benefits	-	(1)	100%	2	(3)	167%
Underwriting, acquisition, insurance and other
expenses	85	74	15%	164	147	12%
Total operating expenses	195	185	5%	386	367	5%
Income from operations before taxes	50	39	28%	100	74	35%
Federal income tax expense	14	11	27%	28	17	65%
Income from operations	$36	$28	29%	$72	$57	26%

Comparison of the Three Months Ended June 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the second quarter of 2009;
▪	Crediting rate actions implemented after the second quarter of 2009 that reduced interest crediting rates;
▪
More favorable investment income on surplus and alternative investments due to the improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information); and

▪	Holding lower cash balances in the second quarter of 2010 that increased our portfolio yields (see discussion in “Additional Information” below); and
•
Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset by the following:

•
Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to investments in strategic initiatives in the second quarter of 2010, as discussed in “Additional Information” below; and

•
A $2 million unfavorable retrospective unlocking of DAC, VOBA, DSI and reserves for our guarantee riders in the second quarter of 2010 due primarily to higher lapses than our model projections assumed, partially offset by more favorable equity markets than our model projections assumed.

Comparison of the Six Months Ended June 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the second quarter of 2009;
▪	Crediting rate actions implemented after the second quarter of 2009 that reduced interest crediting rates;
▪
More favorable investment income on surplus and alternative investments due to the improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information); and

▪	Holding lower cash balances during the first six months of 2010 that increased our portfolio yields (see discussion in “Additional Information” below); and

•
Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset by the following:

•
An increase in federal income tax expense due primarily to an increase in earnings and favorable tax return true-ups during the first quarter of 2009 attributable to the separate account DRD and other items; and

•	Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to:
▪	Investments in strategic initiatives during the first six months of 2010, as discussed in “Additional Information” below;
▪	Higher account value-based trail commissions driven by the effect of favorable equity markets on account values; and
▪	Higher DAC and VOBA amortization during the first six months of 2010, net of interest, due to higher actual gross profits attributable primarily to favorable equity markets; and
•
A $3 million unfavorable retrospective unlocking of DAC, VOBA, DSI and reserves for our guarantee riders in the first six months of 2010 due primarily to higher lapses than our model projections assumed, partially offset by more favorable equity markets than our model projections assumed, compared to a $1 million unfavorable retrospective unlocking in the first six months of 2009 due primarily to less favorable equity markets than our model projections assumed.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion will harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing assumptions and methods of calculations that exist between similar blocks of business within our actuarial models.  This exercise may result in material one-time gain and loss adjustments to our results of operations and may result in changes to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations from any differences that may exist upon completion of the conversion.  We expect to substantially complete the most critical phases of the conversion by the end of 2010.  In the third quarter of each year, we also conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity products with living benefit and death benefit guarantees.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2009 Form 10-K for a detailed discussion of our prospective unlocking process.

We allocated more overhead costs to this segment during the first six months of 2010, and this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we expect to continue making strategic investments during 2010 to improve our infrastructure and product offerings that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first six months of 2010 when compared to the corresponding period in 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 18 basis points and 17 basis points during the three and six months ended June 30, 2009, respectively.  As we progressed through 2009, we reduced these cash balances, thereby increasing our portfolio yields; therefore, there was no impact to our portfolio yields for the three and six months ended June 30, 2010.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 11% and 12% for the three and six months ended June 30, 2010, compared to 11% for the corresponding periods in 2009.  Our lapse rate is negatively impacted by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of surrender charge period.  The proportion of these products to our total account values was 43% and 47% as of June 30, 2010 and 2009, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Insurance Fees
Annuity expense assessments	$41	$39	5%	$85	$73	16%
Mutual fund fees	7	5	40%	13	10	30%
Total expense assessments	48	44	9%	98	83	18%
Surrender charges	1	1	0%	2	2	0%
Total insurance fees	$49	$45	9%	$100	$85	18%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Averages
Daily variable account values, excluding the
fixed portion of variable	$12,855	$10,768	19%	$12,882	$10,309	25%

Daily S&P 500	1,134.42	893.53	27%	1,127.97	852.32	32%

	As of June 30,
	2010	2009	Change
Account Values
Variable portion of variable annuities	$11,967	$11,102	8%
Fixed portion of variable annuities	6,114	6,191	-1%
Total variable annuities	18,081	17,293	5%
Fixed annuities	6,466	5,879	10%
Total annuities	24,547	23,172	6%
Mutual funds (1)	10,493	8,155	29%
Total annuities and mutual funds	$35,040	$31,327	12%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$5,966	$4,710	27%	$5,863	$4,888	20%
Gross deposits	265	256	4%	607	562	8%
Withdrawals and deaths	(334)	(268)	-25%	(756)	(534)	-42%
Net flows	(69)	(12)	NM	(149)	28	NM
Transfers between fixed and variable accounts	-	-	NM	(1)	(4)	75%
Investment increase and change in market value	(353)	536	NM	(169)	322	NM
Balance as of end-of-period	$5,544	$5,234	6%	$5,544	$5,234	6%

Total Mid – Large Segment:
Balance as of beginning-of-period	$14,767	$9,920	49%	$13,653	$9,540	43%
Gross deposits	920	661	39%	1,689	1,688	0%
Withdrawals and deaths	(455)	(211)	NM	(805)	(445)	-81%
Net flows	465	450	3%	884	1,243	-29%
Transfers between fixed and variable accounts	12	10	20%	18	(3)	NM
Other (1)	-	-	NM	186	-	NM
Investment increase and change in market value	(860)	1,045	NM	(357)	645	NM
Balance as of end-of-period	$14,384	$11,425	26%	$14,384	$11,425	26%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$15,966	$13,863	15%	$15,786	$14,450	9%
Gross deposits	189	213	-11%	385	441	-13%
Withdrawals and deaths	(403)	(395)	-2%	(829)	(799)	-4%
Net flows	(214)	(182)	-18%	(444)	(358)	-24%
Transfers between fixed and variable accounts	-	-	NM	-	1	-100%
Investment increase and change in market value	(640)	987	NM	(230)	575	NM
Balance as of end-of-period	$15,112	$14,668	3%	$15,112	$14,668	3%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$36,699	$28,493	29%	$35,302	$28,878	22%
Gross deposits	1,374	1,130	22%	2,681	2,691	0%
Withdrawals and deaths	(1,192)	(874)	-36%	(2,390)	(1,778)	-34%
Net flows	182	256	-29%	291	913	-68%
Transfers between fixed and variable accounts	12	10	20%	17	(6)	NM
Other (1)	-	-	NM	186	-	NM
Investment increase and change in market value	(1,853)	2,568	NM	(756)	1,542	NM
Balance as of end-of-period (2)	$35,040	$31,327	12%	$35,040	$31,327	12%
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

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$362	$368	-2%	$803	$786	2%
Variable portion of variable annuity withdrawals	(527)	(416)	-27%	(1,164)	(828)	-41%
Variable portion of variable annuity net flows	(165)	(48)	NM	(361)	(42)	NM
Fixed portion of variable annuity deposits	77	84	-8%	157	177	-11%
Fixed portion of variable annuity withdrawals	(162)	(194)	16%	(329)	(392)	16%
Fixed portion of variable annuity net flows	(85)	(110)	23%	(172)	(215)	20%
Total variable annuity deposits	439	452	-3%	960	963	0%
Total variable annuity withdrawals	(689)	(610)	-13%	(1,493)	(1,220)	-22%
Total variable annuity net flows	(250)	(158)	-58%	(533)	(257)	NM
Fixed annuity deposits	250	244	2%	486	560	-13%
Fixed annuity withdrawals	(244)	(132)	-85%	(418)	(317)	-32%
Fixed annuity net flows	6	112	-95%	68	243	-72%
Total annuity deposits	689	696	-1%	1,446	1,523	-5%
Total annuity withdrawals	(933)	(742)	-26%	(1,911)	(1,537)	-24%
Total annuity net flows	(244)	(46)	NM	(465)	(14)	NM
Mutual fund deposits	685	434	58%	1,235	1,168	6%
Mutual fund withdrawals	(259)	(132)	-96%	(479)	(241)	-99%
Mutual fund net flows	426	302	41%	756	927	-18%
Total annuity and mutual fund deposits	1,374	1,130	22%	2,681	2,691	0%
Total annuity and mutual fund
withdrawals	(1,192)	(874)	-36%	(2,390)	(1,778)	-34%
Total annuity and mutual fund
net flows	$182	$256	-29%	$291	$913	-68%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Other Changes to Account Values
Interest credited and change in market value on
variable, excluding the fixed portion of variable	$(1,071)	$1,448	NM	$(556)	$741	NM
Transfers to the variable portion of variable
annuity products from the fixed portion of
variable annuity products	(47)	(19)	NM	(69)	(185)	63%

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

When comparing the six months ended June 30, 2010, to the corresponding period in 2009, our net flows declined due to higher withdrawals during 2010, which is in line with higher account values and relatively flat lapse rates.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$176	$172	2%	$349	$336	4%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	1	-	NM	2	-	NM
Alternative investments (2)	1	(1)	200%	1	(1)	200%
Surplus investments (3)	13	5	160%	25	16	56%
Total net investment income	$191	$176	9%	$377	$351	7%

Interest Credited	$110	$112	-2%	$220	$223	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.73%	5.79%	(6)	5.71%	5.74%	(3)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.04%	0.01%	3	0.03%	0.01%	2
Alternative investments	0.02%	-0.02%	4	0.02%	-0.01%	3
Net investment income yield on reserves	5.79%	5.78%	1	5.76%	5.74%	2
Interest rate credited to contract holders	3.51%	3.73%	(22)	3.55%	3.76%	(21)
Interest rate spread	2.28%	2.05%	23	2.21%	1.98%	23

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Other Information
Average invested assets on reserves	$12,342	$11,787	5%	$12,236	$11,695	5%
Average fixed account values, including the
fixed portion of variable	12,524	12,002	4%	12,428	11,888	5%
Transfers to the fixed portion of variable
annuity products from the variable portion of
variable annuity products	47	19	147%	69	185	-63%
Net flows for fixed annuities, including the
fixed portion of variable	(79)	2	NM	(104)	28	NM

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$16	$16	0%	$32	$30	7%
General and administrative expenses	58	54	7%	111	107	4%
Taxes, licenses and fees	3	3	0%	7	7	0%
Total expenses incurred	77	73	5%	150	144	4%
DAC deferrals	(15)	(17)	12%	(31)	(35)	11%
Total expenses recognized before
amortization	62	56	11%	119	109	9%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	4	-	NM	5	2	150%
Amortization, net of interest, excluding
unlocking	19	18	6%	40	36	11%
Total underwriting, acquisition, insurance
and other expenses	$85	$74	15%	$164	$147	12%

DAC Deferrals
As a percentage of annuity sales/deposits	2.2%	2.4%		2.1%	2.3%

Commissions and other costs that vary with and are related primarily to the sale of annuity contracts are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions are expensed as incurred rather than deferred and amortized.  These non-deferred commissions, which include trail commissions that are based upon account values, were approximately $9 million and $19 million for the three and six months ended June 30, 2010, respectively, compared to approximately $9 million and $15 million for the corresponding periods in 2009.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as incurred.

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

Insurance Solutions – Life Insurance

Income from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums	$108	$93	16%	$220	$184	20%
Insurance fees	475	450	6%	953	932	2%
Net investment income	545	453	20%	1,075	951	13%
Other revenues and fees	7	7	0%	15	11	36%
Total operating revenues	1,135	1,003	13%	2,263	2,078	9%
Operating Expenses
Interest credited	299	291	3%	596	594	0%
Benefits	374	323	16%	773	678	14%
Underwriting, acquisition, insurance and other
expenses	241	192	26%	471	416	13%
Total operating expenses	914	806	13%	1,840	1,688	9%
Income from operations before taxes	221	197	12%	423	390	8%
Federal income tax expense	70	64	9%	135	115	17%
Income from operations	$151	$133	14%	$288	$275	5%

Comparison of the Three Months Ended June 30, 2010 to 2009

Income from operations for this segment increased due primarily to higher net investment income and relatively flat interest credited attributable primarily to:

•
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

•	Growth in business in force; and
•	Actions implemented to reduce interest crediting rates, discussed in “Additional Information” below.

The increase in income from operations was partially offset by:

•	An increase in benefits attributable primarily to:
▪	Higher death claims; and
▪	An increase in traditional product reserves due to the harmonization of actuarial methods; partially offset by
▪	A decrease in secondary guarantee life insurance product reserves – reinsurance due to more favorable mortality;

•
An increase in DAC, VOBA, and DFEL amortization, excluding unlocking, partially offset by a $5 million favorable retrospective unlocking of DAC, VOBA, and DFEL during the second quarter of 2010 compared to a $5 million unfavorable retrospective unlocking during the second quarter of 2009:

▪	The higher amortization during the second quarter of 2010 was due primarily to higher actual gross profits attributable primarily to higher investment income on alternative investments;
▪	The favorable retrospective unlocking during the second quarter of 2010 was due primarily to higher actual gross profits compared to model assumptions; and
▪
The unfavorable retrospective unlocking during the second quarter of 2009 was due primarily to lower investment income on alternative investments and prepayment and bond makewhole premiums than our model projections assumed, partially offset by lower death claims than our model projections assumed; and

•
The inter-company reinsurance arrangement effective December 31, 2009, discussed below, which resulted in reductions in net investment income and an increase in underwriting, acquisition, insurance and other expenses.

Comparison of the Six Months Ended June 30, 2010 to 2009

Income from operations for this segment increased due primarily to higher net investment income and relatively flat interest credited attributable primarily to:

•
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

•	Growth in business in force; and
•	Actions implemented to reduce interest crediting rates, discussed in “Additional Information” below.

The increase in income from operations was partially offset by:

•	An increase in benefits attributable primarily to:
▪	Higher death claims; and
▪	An increase in traditional product reserves due to the harmonization of certain processes; partially offset by
▪	A decrease in secondary guarantee life insurance product reserves – reinsurance due to more favorable mortality;
•
An increase in DAC, VOBA, and DFEL amortization, excluding unlocking, partially offset by a $2 million unfavorable retrospective unlocking of DAC, VOBA, and DFEL during the first six months of 2010, compared to a $14 million unfavorable retrospective unlocking during the first six months of 2009:

▪	The higher amortization during the first six months of 2010 was due primarily to higher actual gross profits attributable primarily to higher investment income on alternative investments;
▪
The unfavorable retrospective unlocking during the first six months of 2010 was due primarily to lower persistency and lower investment income on alternative investments and prepayment and bond makewhole premiums than our model projections assumed, partially offset by lower lapse rates than our model projections assumed; and

▪
The unfavorable retrospective unlocking during the first six months of 2009 was due primarily to lower investment income on alternative investments and prepayment and bond makewhole premiums and lower persistency than our model projections assumed, partially offset by lower death claims and lapse rates than our model projections assumed;

•	An increase in federal income tax expense due primarily to favorable tax return true-ups in the first quarter of 2009; and
•
The inter-company reinsurance arrangement effective December 31, 2009, discussed below, which resulted in reductions in net investment income and an increase in underwriting, acquisition, insurance and other expenses.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Products containing secondary guarantees require reserves calculated under Actuarial Guideline 38, or The Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”).  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed further below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions as discussed further below.  Recently, we introduced new secondary guarantee UL products that achieve our return requirements without dependency on such reinsurance solutions.

During the second quarter of 2010, we replaced credit facilities that were to mature in the first quarter of 2011 and completed a $500 million 30-year senior notes offering, the proceeds of which will be used in the third quarter of 2010 as part of a long-term financing solution supporting UL business with secondary guarantees.  Included in the LOCs issued as of June 30, 2010, as discussed in Note 9 and reported in the credit facilities table below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.2 billion of LOCs supporting the reinsurance obligations of our affiliated reinsurance subsidiaries on UL business with secondary guarantees.  The underlying credit facility matures in the second quarter of 2014; however, the LOCs may remain outstanding for one year following the maturity date.  LOCs and related capital market alternatives lower the capital impact of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2009 Form 10-K for further information on XXX reserves.  We expect to have an unfavorable impact to earnings beginning in the third quarter of 2010 related to fees associated with the long-term financing solution and LOCs issued under the new credit facility mentioned above of approximately $5 million per quarter.

As of December 31, 2009, we released approximately $400 million of capital that had previously supported statutory reserves related to our term products as a result of executing on a letter of credit transaction with a third party to support an inter-company  reinsurance arrangement.  As part of this transaction, we entered into a $550 million 10-year LOC facility related to this business.  For more information on this transaction, see our current report on Form 8-K filed on January 7, 2010.  This reduction in capital lowered the level of invested assets required to support the reserves of this business, which we transferred to Other Operations where we maintain capital not allocated to our businesses.  The cost of the LOC reflected in underwriting, acquisition, insurance and other expenses, together with the impact of lower net investment income associated with assets shifting from backing reserves in this segment to surplus in Other Operations, has reduced this segment’s quarterly income from operations by approximately $7 million, $4 million of which is simply a shift to Other Operations due to the transfer of invested assets.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion will harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing assumptions and methods of calculations that exist between similar blocks of business within our actuarial models.  This exercise may result in material one-time gain and loss adjustments to our results of operations and may result in changes to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations from any differences that may exist upon completion of the conversion.  We expect to substantially complete the most critical phases of the conversion by the end of 2010.  In the third quarter of each year, we also conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA and DFEL and secondary guarantee life insurance product reserves.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2009 Form 10-K for a detailed discussion of our prospective unlocking process.

We allocated more overhead costs to this segment during the first six months of 2010, and this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first six months of 2010 when compared to the corresponding period of 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

Effective March 31, 2009, we transferred a closed block of business consisting of certain UL and VUL insurance products to a third party.  During the fourth quarter of 2009, one of our insurance subsidiaries executed a separate agreement whereby we assumed the mortality risk associated with this business on a yearly-renewable basis.  These transactions caused an approximate $6 million per quarter ongoing reduction in this segment’s income from operations as a result of reductions in insurance fees and net investment income, partially offset by reductions in interest credited and benefits.  The assumption of the mortality risk associated with this business on a yearly-renewable basis resulted in an approximate $13 million per quarter ongoing increase in insurance premiums offset by an increase in benefits.  The unfavorable impact to this segment’s income from operations was partially offset by an approximate $2 million per quarter ongoing increase to income from operations in Other Operations, as a result of having higher net investment income due to the transfer of invested assets from Insurance Solutions – Life Insurance.  The transfer of invested assets from this segment was attributable to a reduction in capital as a result of the transfer of this business to a third party.  These transactions caused a net $4 million per quarter ongoing reduction to our consolidated net income.  Effective April 1, 2010, the agreement to assume the mortality risk associated with this business on a yearly-renewable basis was terminated and replaced with an inter-company reinsurance agreement that effectively resulted in no change to the impact to income from operations discussed above and removed any impacts to insurance premiums and benefits.

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

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Insurance Fees
Mortality assessments	$325	$320	2%	$643	$664	-3%
Expense assessments	192	173	11%	392	351	12%
Surrender charges	24	27	-11%	55	48	15%
DFEL:
Deferrals	(114)	(100)	-14%	(232)	(197)	-18%
Amortization, net of interest:
Retrospective unlocking	7	1	NM	15	4	275%
Amortization, net of interest, excluding
unlocking	41	29	41%	80	62	29%
Total insurance fees	$475	$450	6%	$953	$932	2%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Sales by Product
UL:
Excluding MoneyGuard®	$78	$85	-8%	$168	$188	-11%
MoneyGuard®	23	14	64%	41	25	64%
Total UL	101	99	2%	209	213	-2%
VUL	10	7	43%	17	16	6%
COLI and BOLI	10	5	100%	17	16	6%
Term/whole life	19	13	46%	39	24	63%
Total sales	$140	$124	13%	$282	$269	5%

Net Flows
Deposits	$1,063	$1,020	4%	$2,140	$2,077	3%
Withdrawals and deaths	(413)	(480)	14%	(888)	(980)	9%
Net flows	$650	$540	20%	$1,252	$1,097	14%

Contract holder assessments	$752	$733	3%	$1,515	$1,458	4%

	As of June 30,
	2010	2009	Change
Account Values
UL	$25,425	$24,502	4%
VUL	4,284	3,843	11%
Interest-sensitive whole life	2,256	2,277	-1%
Total account values	$31,965	$30,622	4%

In-Force Face Amount
UL and other	$293,013	$288,632	2%
Term insurance	259,450	238,901	9%
Total in-force face amount	$552,463	$527,533	5%

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

UL and VUL products with secondary guarantees represented approximately 40% of interest-sensitive life insurance in force as of June 30, 2010, and approximately 52% and 57% of sales for the three and six months ended June 30, 2010, respectively.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$500	$486	3%	$988	$966	2%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	6	4	50%	10	4	150%
Alternative investments (2)	14	(49)	129%	27	(53)	151%
Surplus investments (3)	25	12	108%	50	34	47%
Total net investment income	$545	$453	20%	$1,075	$951	13%

Interest Credited	$299	$291	3%	$596	$594	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.91%	6.03%	(12)	5.86%	5.93%	(7)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.07%	0.06%	1	0.06%	0.03%	3
Alternative investments	0.19%	-0.71%	90	0.19%	-0.38%	57
Net investment income yield on reserves	6.17%	5.38%	79	6.11%	5.58%	53
Interest rate credited to contract holders	4.18%	4.20%	(2)	4.18%	4.22%	(4)
Interest rate spread	1.99%	1.18%	81	1.93%	1.36%	57

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	6.11%	5.96%	15	6.18%	5.98%	20
Commercial mortgage loan prepayment
and bond makewhole premiums	0.04%	0.01%	3	0.02%	0.01%	1
Alternative investments	0.01%	-0.01%	2	0.01%	-0.01%	2
Net investment income yield on reserves	6.16%	5.96%	20	6.21%	5.98%	23

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$29,235	$27,432	7%	$29,003	$27,715	5%
Account values - universal and whole life (1)	28,306	27,359	3%	28,178	27,757	2%

Attributable to traditional products:
Invested assets on reserves	4,469	4,863	-8%	4,488	4,852	-8%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Benefits
Death claims direct and assumed	$614	$537	14%	$1,280	$1,101	16%
Death claims ceded	(284)	(246)	-15%	(581)	(488)	-19%
Reserves released on death	(106)	(92)	-15%	(223)	(195)	-14%
Net death benefits	224	199	13%	476	418	14%
Change in secondary guarantee life insurance
product reserves	68	59	15%	143	111	29%
Change in secondary guarantee life insurance
product reserves - reinsurance	(16)	13	NM	(15)	33	NM
Other benefits (1)	98	52	88%	169	116	46%
Total benefits	$374	$323	16%	$773	$678	14%
Death claims per $1,000 of inforce	1.63	1.51	8%	1.74	1.56	12%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$151	$142	6%	$318	$319	0%
General and administrative expenses	112	110	2%	219	220	0%
Taxes, licenses and fees	27	23	17%	59	56	5%
Total expenses incurred	290	275	5%	596	595	0%
DAC and VOBA deferrals	(208)	(198)	-5%	(431)	(422)	-2%
Total expenses recognized before amortization	82	77	6%	165	173	-5%
DAC and VOBA amortization, net of interest:
Retrospective unlocking	2	6	-67%	17	18	-6%
Amortization, net of interest, excluding
unlocking	156	108	44%	287	223	29%
Other intangible amortization	1	1	0%	2	2	0%
Total underwriting, acquisition, insurance
and other expenses	$241	$192	26%	$471	$416	13%
DAC and VOBA Deferrals
As a percentage of sales	148.6%	159.7%		152.8%	156.9%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2010 and 2009, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales.

Insurance Solutions – Group Protection

Income from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums	$434	$413	5%	$843	$803	5%
Net investment income	34	28	21%	68	58	17%
Other revenues and fees	2	2	0%	4	3	33%
Total operating revenues	470	443	6%	915	864	6%
Operating Expenses
Interest credited	-	1	-100%	1	1	0%
Benefits	334	292	14%	645	575	12%
Underwriting, acquisition, insurance and other
expenses	101	98	3%	202	197	3%
Total operating expenses	435	391	11%	848	773	10%
Income from operations before taxes	35	52	-33%	67	91	-26%
Federal income tax expense	12	18	-33%	23	32	-28%
Income from operations	$23	$34	-32%	$44	$59	-25%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Income from Operations by Product Line
Life	$16	$13	23%	$19	$13	46%
Disability	7	20	-65%	25	46	-46%
Dental	(1)	(1)	0%	(3)	(3)	0%
Total non-medical	22	32	-31%	41	56	-27%
Medical	1	2	-50%	3	3	0%
Total income from operations	$23	$34	-32%	$44	$59	-25%

Comparison of the Three and Six Months Ended June 30, 2010 to 2009

Income from operations for this segment decreased due to unfavorable total non-medical loss ratio experience in the second quarter of 2010 that was above the high end of our historical expected range of 71% to 74% attributable primarily to unfavorable claims incidence and termination experience on our long-term disability business.

When comparing the six months ended June 30, 2010 to 2009, the decrease in income from operations was also attributable to unfavorable total non-medical loss ratio experience due to unfavorable claims incidence and termination experience, mentioned above, and to adverse mortality experience in the first quarter of 2010.

The decrease in income from operations was partially offset by the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products and strong case persistency; and
•
Higher net investment income driven by an increase in business and more favorable results from our investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for additional information).

Additional Information

During the second quarter of 2010, our non-medical loss ratio came in at 76%, above what we experienced last quarter and above our long-term expectation in the low 70% range.  During the first quarter of 2010, we experienced significantly unfavorable life loss ratios due primarily to adverse mortality experience, which improved in the second quarter of 2010 to more expected levels.  Also during the second quarter of 2010, we experienced significantly unfavorable long-term disability loss ratios due primarily to unfavorable incidence, and to a lesser extent termination experience.  We attribute the unfavorable claims incidence experience to be related to the increasing trend in submitted long-term disability claims, specifically in the healthcare, education and financial sectors, which we expect will continue in the short term.  We expect loss ratios to recover over time but are likely to remain elevated for the remainder of the year. Management focuses on trends in loss ratios to compare actual experience with pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claim experience is inherently uncertain.

During the first six months of 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  In addition, we experienced significantly unfavorable life loss ratios in the first six months of 2009 due primarily to adverse mortality experience, the downward effects of whole-case pricing on premium rates and a one-time adjustment to benefits of $3 million relating to unfavorable waiver claim reserves.

We expect to review the discount rate assumptions associated with our long-term disability claim reserves during the third quarter of 2010.  For more information on the effects of current interest rates on our long-term disability claim reserves, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Business – Falling Rates.”

We allocated more overhead costs to this segment during the first six months of 2010, and this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first six months of 2010 when compared to the corresponding period in 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Insurance Premiums by Product Line
Life	$160	$147	9%	$317	$290	9%
Disability	182	171	6%	360	345	4%
Dental	41	37	11%	80	75	7%
Total non-medical	383	355	8%	757	710	7%
Medical	51	58	-12%	86	93	-8%
Total insurance premiums	$434	$413	5%	$843	$803	5%

Sales	$65	$60	8%	$128	$114	12%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Benefits and Interest Credited by Product Line
Life	$112	$104	8%	$241	$220	10%
Disability	143	107	34%	260	210	24%
Dental	34	32	6%	69	64	8%
Total non-medical	289	243	19%	570	494	15%
Medical	45	50	-10%	76	82	-7%
Total benefits and interest credited	$334	$293	14%	$646	$576	12%

Loss Ratios by Product Line
Life	69.7%	70.3%		76.0%	75.8%
Disability	78.6%	62.4%		72.1%	60.8%
Dental	84.4%	86.1%		85.3%	85.2%
Total non-medical	75.5%	68.2%		75.1%	69.5%
Medical	89.0%	88.1%		88.5%	88.4%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$47	$44	7%	$93	$88	6%
General and administrative expenses	49	48	2%	96	96	0%
Taxes, licenses and fees	8	7	14%	19	18	6%
Total expenses incurred	104	99	5%	208	202	3%
DAC and VOBA deferrals	(14)	(12)	-17%	(28)	(27)	-4%
Total expenses recognized before
amortization	90	87	3%	180	175	3%
DAC and VOBA amortization, net of interest	11	11	0%	22	22	0%
Total underwriting, acquisition,
insurance and other expenses	$101	$98	3%	$202	$197	3%
DAC and VOBA Deferrals
As a percentage of insurance premiums	3.2%	2.9%		3.3%	3.4%

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

Loss from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums	$-	$3	-100%	$-	$3	-100%
Net investment income	78	70	11%	163	139	17%
Amortization of deferred gain on business
sold through reinsurance	18	18	0%	36	37	-3%
Media revenues (net)	18	19	-5%	34	34	0%
Other revenues and fees	7	5	40%	12	9	33%
Total operating revenues	121	115	5%	245	222	10%
Operating Expenses
Interest credited	28	31	-10%	62	82	-24%
Benefits	35	36	-3%	69	143	-52%
Media expenses	14	13	8%	28	26	8%
Other expenses	37	61	-39%	66	97	-32%
Interest and debt expense	69	61	13%	137	126	9%
Total operating expenses	183	202	-9%	362	474	-24%
Loss from operations before taxes	(62)	(87)	29%	(117)	(252)	54%
Federal income tax benefit	(26)	(34)	24%	(44)	(92)	52%
Loss from operations	$(36)	$(53)	32%	$(73)	$(160)	54%

Comparison of the Three Months Ended June 30, 2010 to 2009

Loss from operations for this segment decreased due primarily to the following:

•	Lower other expenses due primarily to restructuring charges for expense initiatives in the second quarter of 2009; and
•
Higher net investment income attributable primarily to higher invested assets driven by distributable earnings received from our insurance segments, issuances of common stock and preferred stock and proceeds from the sale of Delaware.

The decrease in loss from operations was partially offset by higher interest and debt expenses as a result of an increase in interest rates that affect our variable rate borrowings and higher average balances of outstanding debt in 2010.

Comparison of the Six Months Ended June 30, 2010 to 2009

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

•	Lower other expenses due primarily to:
▪	Restructuring charges for expense initiatives in the first six months of 2009; and
▪	Higher merger-related expenses in the first six months of 2009; and
•
Higher net investment income related primarily to higher invested assets driven by distributable earnings received from our insurance segments, issuances of common stock and preferred stock and proceeds from the sale of Delaware.

The decrease in loss from operations was partially offset by higher interest and debt expenses as a result of an increase in interest rates that affect our variable rate borrowings and higher average balances of outstanding debt in 2010.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Other Expenses
Merger-related expenses	$2	$4	-50%	$4	$11	-64%
Restructuring charges for expense initiatives	-	29	-100%	-	34	-100%
Branding	8	4	100%	13	9	44%
Retirement Income Security Ventures	3	2	50%	5	4	25%
Taxes, licenses and fees	(2)	1	NM	(1)	2	NM
Other	26	21	24%	45	37	22%
Total other expenses	$37	$61	-39%	$66	$97	-32%

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
Pre-Tax	2010	2009	Change	2010	2009	Change
Operating realized gain (loss):
Indexed annuity net derivatives
results	$-	$-	NM	$-	$-	NM
GLB	16	12	33%	31	23	35%
Total operating realized
gain (loss)	16	12	33%	31	23	35%
Realized gain (loss) related to
certain investments	(5)	(154)	97%	(60)	(288)	79%
Realized gain (loss) related to
certain investments, including
those associated with our
consolidated VIEs, and trading
securities	(46)	(13)	NM	(33)	(8)	NM
GLB net derivatives results	11	(151)	107%	23	(276)	108%
GDB derivatives results	26	(141)	118%	13	(95)	114%
Indexed annuity forward-starting
option	3	3	0%	5	4	25%
Realized gain (loss) on sale of
subsidiaries/businesses	-	1	-100%	-	1	-100%
Total excluded realized
gain (loss)	(11)	(455)	98%	(52)	(662)	92%
Total realized gain (loss)	$5	$(443)	101%	$(21)	$(639)	97%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Six Months Ended June 30, 2010 to 2009

Our realized loss for the three and six months ended June 30, 2010, decreased significantly as compared to our experience throughout 2009 due primarily to the decline in OTTI attributable primarily to general improvement in the credit markets and more favorable hedge program performance, partially offset by losses on derivative instruments related to our consolidated VIEs.

Our GLB net derivatives results and GDB derivative results during the three and six months ended June 30, 2010, were modestly favorable as compared to unfavorable during the corresponding periods of 2009.  The GLB net derivatives results during the three months ended June 30, 2010, were significantly affected by market volatility as we maintained an under-hedged position during the second quarter of 2010, but the under-hedged position was almost entirely offset by movement in the NPR.  The unfavorable GLB net derivatives results during 2009 were attributable primarily to increases in interest rates and our over-hedged position for a period of time in 2009.  The unfavorable GDB derivative results during 2009 were driven primarily by sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items.

The unfavorable realized loss related to certain derivative instruments and trading securities during 2010 was attributable primarily to spreads widening on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities due to the decline in interest rates.

For information regarding realized gains (losses) related to certain investments, see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500
call options	$78	$(19)	NM	$43	$(2)	NM
Change in fair value of embedded
derivatives	(79)	20	NM	(43)	2	NM
Associated amortization income
(expense) of DAC, VOBA, DSI
and DFEL	1	(1)	200%	-	-	NM
Total indexed annuity net
derivatives results	-	-	NM	-	-	NM

GLB
Pre-DAC (1) amount	24	17	41%	47	33	42%
Associated amortization income of
DAC, VOBA, DSI and DFEL:
Retrospective unlocking (2)	8	3	167%	16	9	78%
Amortization, excluding
unlocking	(16)	(8)	-100%	(32)	(19)	-68%
Total GLB	16	12	33%	31	23	35%
Total Operating Realized
Gain (Loss)	$16	$12	33%	$31	$23	35%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

GLB

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

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

Details underlying the NPR component and associated impact to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
10-year CDS spread	2.94%	1.64%	1.68%	2.49%	5.52%
NPR factor related
to 10-year CDS spread	0.40%	0.11%	0.08%	0.20%	0.82%
Unadjusted embedded
derivative liability	$1,786	$461	$643	$1,014	$1,197

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of June 30, 2010, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable impact to net income of approximately $184 million, pre-DAC* and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of June 30, 2010, then there would have been a favorable impact to net income of approximately $75 million to $100 million, pre-DAC* and tax.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

*	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

We include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain (loss) and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss).  For our Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Realized Gain (Loss) Related to Certain Derivative Instruments, Including Those Associated With Our Consolidated VIEs, and Trading Securities

Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs and trading securities represents changes in the fair values of certain derivative investments (including the credit default swaps and contingent forwards associated with consolidated VIEs), total return swaps (embedded derivatives that are theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements) and trading securities.

See Note 4 for information about our consolidated VIEs.

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

GLB Net Derivatives Results
Net valuation premium, net of
reinsurance	$28	$27	4%	$54	$50	8%
Change in reserves hedged	(1,402)	1,977	NM	(1,212)	2,211	NM
Change in market value of
derivative assets	1,248	(1,846)	168%	1,050	(2,144)	149%
Hedge program effectiveness
(ineffectiveness)	(154)	131	NM	(162)	67	NM
Change in reserves not hedged
(NPR component)	151	(333)	145%	150	(388)	139%
Change in derivative assets not
hedged (NPR component)	(8)	17	NM	(9)	5	NM
Associated amortization income
(expense) of DAC, VOBA, DSI
and DFEL:
Retrospective unlocking (1)	5	(84)	106%	10	(143)	107%
Amortization, excluding
unlocking	(11)	91	NM	(20)	133	NM
Total GLB net derivatives
results	$11	$(151)	107%	$23	$(276)	108%
GDB Derivatives Results
Change in fair value of derivatives	$29	$(163)	118%	$14	$(106)	113%
Associated amortization income
(expense) of DAC, VOBA, DSI
and DFEL:
Retrospective unlocking (1)	15	(69)	122%	8	(42)	119%
Amortization, excluding
unlocking	(18)	91	NM	(9)	53	NM
Total GDB derivatives
results	$26	$(141)	118%	$13	$(95)	114%

(1)	Related primarily to the emergence of gross profits.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the impact of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of June 30, 2010, the net effect of the NPR resulted in a $117 million decrease in the liability for our GLB embedded derivative reserves.  See above for information regarding the effect of the NPR on the GLB net derivatives results for the three and six months ended June 30, 2010, and 2009.  For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

GDB Derivatives Results

Our GDB derivatives results represent the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio unlocking, excluding our expected cost of the hedging instruments.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Indexed Annuity Forward-Starting Option
Pre-DAC (1) amounts	$6	$8	-25%	$10	$9	11%
Associated amortization expense of
DAC, VOBA, DSI and DFEL	(3)	(5)	40%	(5)	(5)	0%
Total	$3	$3	0%	$5	$4	25%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
Investments
AFS securities:
Fixed maturity	$66,391	$60,818	80.0%	80.1%
VIEs' fixed maturity	581	-	0.7%	0.0%
Total fixed maturity	66,972	60,818	80.7%	80.1%
Equity	246	278	0.3%	0.4%
Trading securities	2,608	2,505	3.1%	3.3%
Mortgage loans on real estate	6,882	7,178	8.3%	9.5%
Real estate	218	174	0.3%	0.2%
Policy loans	2,902	2,898	3.5%	3.8%
Derivative investments	1,989	1,010	2.4%	1.3%
Alternative investments	719	696	0.9%	0.9%
Other investments	417	361	0.5%	0.5%
Total investments	$82,953	$75,918	100.0%	100.0%

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

	As of June 30, 2010
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,287	$429	$158	$8,558	12.8%
Basic industry	2,255	187	32	2,410	3.6%
Capital goods	3,328	283	27	3,584	5.4%
Communications	2,913	258	26	3,145	4.7%
Consumer cyclical	2,584	221	48	2,757	4.1%
Consumer non-cyclical	6,859	745	3	7,601	11.3%
Energy	4,391	393	56	4,728	7.1%
Technology	1,220	132	-	1,352	2.0%
Transportation	1,268	117	5	1,380	2.1%
Industrial other	807	61	6	862	1.3%
Utilities	9,588	800	30	10,358	15.4%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs")	129	14	15	128	0.2%
Commercial real estate ("CRE") CDOs	49	-	20	29	0.0%
Credit card	833	37	6	864	1.3%
Home equity	1,047	4	324	727	1.1%
Manufactured housing	116	4	4	116	0.2%
Auto loan	214	4	-	218	0.3%
Other	228	19	2	245	0.4%
Commercial mortgage-backed
securities ("CMBS"):
Non-agency backed	2,314	93	274	2,133	3.2%
Collateralized mortgage and
other obligations ("CMOs"):
Agency backed	4,190	376	-	4,566	6.8%
Non-agency backed	1,798	12	361	1,449	2.2%
Mortgage pass through securities ("MPTS"):
Agency backed	3,273	151	-	3,424	5.1%
Non-agency backed	63	1	4	60	0.1%
Municipals:
Taxable	2,425	121	12	2,534	3.8%
Tax-exempt	6	-	-	6	0.0%
Government and government agencies:
United States	1,030	130	5	1,155	1.7%
Foreign	1,354	99	15	1,438	2.1%
Hybrid and redeemable preferred stock	1,320	22	197	1,145	1.7%
Total fixed maturity AFS securities	63,889	4,713	1,630	66,972	100.0%
Equity AFS Securities	356	17	127	246
Total AFS securities	64,245	4,730	1,757	67,218
Trading Securities (1)	2,333	326	51	2,608
Total AFS and trading securities	$66,578	$5,056	$1,808	$69,826

	As of December 31, 2009
			Unrealized
	Amortized	Unrealized	Losses	Fair	% Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,260	$248	$341	$8,167	13.3%
Basic industry	2,304	116	57	2,363	3.9%
Capital goods	2,995	149	26	3,118	5.1%
Communications	2,817	200	51	2,966	4.9%
Consumer cyclical	2,589	141	66	2,664	4.4%
Consumer non-cyclical	5,568	380	16	5,932	9.8%
Energy	4,251	290	22	4,519	7.4%
Technology	1,121	76	4	1,193	2.0%
Transportation	1,224	85	15	1,294	2.1%
Industrial other	709	35	11	733	1.2%
Utilities	8,941	415	81	9,275	15.2%
ABS:
CDOs and CLNs	735	11	296	450	0.7%
CRE CDOs	54	-	24	30	0.0%
Credit card	265	9	9	265	0.4%
Home equity	1,099	1	428	672	1.1%
Manufactured housing	122	1	11	112	0.2%
Auto loan	220	5	-	225	0.4%
Other	230	12	3	239	0.4%
CMBS:
Non-agency backed	2,436	49	354	2,131	3.5%
CMOs:
Agency backed	4,494	252	23	4,723	7.8%
Non-agency backed	1,697	5	454	1,248	2.1%
MPTS:
Agency backed	2,912	64	14	2,962	4.9%
Non-agency backed	69	-	8	61	0.1%
Municipals:
Taxable	1,900	13	53	1,860	3.1%
Tax-exempt	35	-	-	35	0.1%
Government and government agencies:
United States	963	85	14	1,034	1.7%
Foreign	1,345	53	39	1,359	2.2%
Hybrid and redeemable preferred stock	1,402	36	250	1,188	2.0%
Total fixed maturity AFS securities	60,757	2,731	2,670	60,818	100.0%
Equity AFS Securities	382	21	125	278
Total AFS securities	61,139	2,752	2,795	61,096
Trading Securities (1)	2,342	243	80	2,505
Total AFS and trading securities	$63,481	$2,995	$2,875	$63,601

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2010			As of December 31, 2009
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$38,877	$41,588	62.1%	$35,041	$35,924	59.0%
2	Baa	20,682	21,897	32.7%	20,294	20,725	34.1%
Total investment grade securities		59,559	63,485	94.8%	55,335	56,649	93.1%
Below Investment Grade Securities
3	Ba	2,843	2,456	3.7%	3,221	2,695	4.5%
4	B	906	637	1.0%	1,470	948	1.6%
5	Caa and lower	330	231	0.3%	426	265	0.4%
6	In or near default	251	163	0.2%	305	261	0.4%
Total below investment grade securities		4,330	3,487	5.2%	5,422	4,169	6.9%
Total fixed maturity AFS securities		$63,889	$66,972	100.0%	$60,757	$60,818	100.0%
Total securities below investment grade
as a percentage of total fixed
maturity AFS securities		6.8%	5.2%		8.9%	6.9%

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

As of June 30, 2010, and December 31, 2009, 67.4% and 80.3%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities decreased $1.0 billion for the six months ended June 30, 2010, which was attributable to a decline in overall market yields, which was driven, in part, by improved credit fundamentals.  As more fully described in Note 1 in our 2009 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2010, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of June 30, 2010
			Estimated	Estimated
		Gross	Years	Average
		Unrealized	until Call	Years
	Fair	Losses and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$468	$274	1 to 43	29	21.2%	17.2%
Hybrid and redeemable
preferred securities	851	197	1 to 58	35	NA	NA

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

As reported on our Consolidated Balance Sheets, we had $86.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $76.3 billion as of June 30, 2010.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $58.5 billion, excluding consolidated VIEs in the amount of $581 million, as of June 30, 2010, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2009 Form 10-K and Note 5 for additional discussion.

The estimated fair value for all private securities was $8.4 billion and $8.0 billion as of June 30, 2010, and December 31, 2009, respectively, representing approximately 10% and 11% of total invested assets as of June 30, 2010, and December 31, 2009, respectively.

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of June 30, 2010, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $10.5 billion and an unrealized loss of $147 million, or 1%, as of June 30, 2010.  The unrealized loss was due primarily to weak housing fundamentals and although liquidity has improved in recent quarters, a general level of illiquidity still exists in the market resulting in price declines in many structured products.

The market value of AFS securities and trading securities backed by subprime loans was $467 million and represented less than 1% of our total investment portfolio as of June 30, 2010.  AFS securities represented $454 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of June 30, 2010.  AFS securities and trading securities rated A or above represented 62% of the subprime investments and $230 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of June 30, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,990	$1,028	$481	$-	$9,499
ABS home equity	-	-	272	455	727
Total by type (1)	$7,990	$1,028	$753	$455	$10,226

Rating
AAA	$7,973	$328	$137	$211	$8,649
AA	-	32	99	27	158
A	17	10	55	39	121
BBB	-	54	10	11	75
BB and below	-	604	452	167	1,223
Total by rating (1)(2)	$7,990	$1,028	$753	$455	$10,226

Origination Year
2004 and prior	$2,675	$346	$290	$229	$3,540
2005	902	186	220	166	1,474
2006	296	186	198	59	739
2007	1,228	310	45	-	1,583
2008	328	-	-	-	328
2009	1,581	-	-	1	1,582
2010	980	-	-	-	980
Total by origination year (1)	$7,990	$1,028	$753	$455	$10,226

Total AFS securities					$67,218

Total AFS RMBS as a percentage of
total AFS securities					15.2%

Total prime/non-agency, Alt-A and
subprime as a percentage of total
AFS securities	3.3%

(1)
Does not include the fair value of trading securities totaling $285 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $285 million in trading securities consisted of $256 million prime, $16 million Alt-A and $13 million subprime.

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

	Amortized Cost as of June 30, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,463	$1,244	$617	$-	$9,324
ABS home equity	-	-	374	673	1,047
Total by type (1)	$7,463	$1,244	$991	$673	$10,371

Rating
AAA	$7,447	$334	$149	$227	$8,157
AA	-	39	115	31	185
A	16	10	63	63	152
BBB	-	64	18	17	99
BB and below	-	797	646	335	1,778
Total by rating (1)(2)	$7,463	$1,244	$991	$673	$10,371

Origination Year
2004 and prior	$2,490	$373	$335	$288	$3,486
2005	828	240	286	243	1,597
2006	269	216	291	138	914
2007	1,100	415	79	-	1,594
2008	301	-	-	-	301
2009	1,524	-	-	4	1,528
2010	951	-	-	-	951
Total by origination year (1)	$7,463	$1,244	$991	$673	$10,371

Total AFS securities					$64,245

Total AFS RMBS as a percentage of
total AFS securities					16.1%

Total prime/non-agency, Alt-A and
subprimeas a percentage of total
AFS securities					4.5%

(1)
Does not include the amortized cost of trading securities totaling $285 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $285 million in trading securities consisted of $248 million prime, $21 million Alt-A and $16 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of June 30, 2010
	Credit Card (1)		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$838	$807	$218	$214	$1,056	$1,021
BBB	26	26	-	-	26	26
Total by rating (1)(2)(3)	$864	$833	$218	$214	$1,082	$1,047

Total AFS securities					$67,218	$64,245

Total by rating as a percentage
of total AFS securities					1.6%	1.6%

(1)
Includes amortized cost of $568 million ABS credit card assets that were reclassified from the ABS CLN assets as a result of adopting ASU 2009-17 as of January 1, 2010.  See Note 4 for additional information.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of June 30, 2010
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$2,060	$2,200	$73	$114	$-	$-	$2,133	$2,314
CRE CDOs	-	-	-	-	29	49	29	49
Total by type (1)	$2,060	$2,200	$73	$114	$29	$49	$2,162	$2,363

Rating
AAA	$1,462	$1,381	$29	$29	$-	$-	$1,491	$1,410
AA	285	292	8	10	-	-	293	302
A	106	122	12	13	7	8	125	143
BBB	102	120	6	6	14	18	122	144
BB and below	105	285	18	56	8	23	131	364
Total by rating (1)(2)	$2,060	$2,200	$73	$114	$29	$49	$2,162	$2,363

Origination Year
2004 and prior	$1,379	$1,404	$44	$46	$10	$11	$1,433	$1,461
2005	379	403	27	60	11	15	417	478
2006	154	223	2	8	8	23	164	254
2007	148	170	-	-	-	-	148	170
Total by origination year (1)	$2,060	$2,200	$73	$114	$29	$49	$2,162	$2,363

Total AFS securities							$67,218	$64,245
Total AFS CMBS
as a percentage of
total AFS securities							3.2%	3.7%

(1)
Does not include the fair value of trading securities totaling $78 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $78 million in trading securities consisted of $75 million CMBS and $3 million CRE CDOs.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of June 30, 2010
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$248	$248	$4	$58	$194
ASSURED GUARANTY LTD	30	-	30	-	18	12
FGIC	-	86	86	1	26	61
FSA	-	55	55	1	2	54
MBIA	12	149	161	15	18	158
MGIC	11	6	17	-	1	16
PMI GROUP INC	27	-	27	-	10	17
RADIAN GROUP INC	19	-	19	-	3	16
XL CAPITAL LTD	72	63	135	2	12	125
Total by Monoline insurer (3)	$171	$607	$778	$23	$148	$653

Total AFS securities			$64,245	$4,730	$1,757	$67,218
Total by Monoline insurer as a
percentage of total AFS securities			1.2%	0.5%	8.4%	1.0%

(1)	Additional direct exposure through credit default swaps with a notional value totaling $20 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table.
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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions) for our securities that we believe were most at risk of impairment, was as follows:

	As of June 30, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$75	31.7%	$110	28.6%	$35	23.6%
CMOs	30	12.7%	64	16.6%	34	23.0%
ABS	47	19.8%	78	20.2%	31	20.9%
CMBS	2	0.8%	29	7.5%	27	18.2%
Property and casualty insurers	52	22.0%	70	18.2%	18	12.2%
Industrial - other	4	1.7%	6	1.6%	2	1.4%
Non-agency	1	0.4%	2	0.5%	1	0.7%
Gaming	15	6.3%	15	3.9%	-	0.0%
Financial - other	11	4.6%	11	2.9%	-	0.0%
Total securities subject to
enhanced analysis
and monitoring	$237	100.0%	$385	100.0%	$148	100.0%

Total AFS securities	$67,218		$64,245		$1,757
Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.4%		0.6%		8.4%

In addition, as discussed in Note 1 in our 2009 Form 10-K, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools of residential and commercial mortgages as of June 30, 2010, see Note 5.

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$175	36.8%	$280	37.3%	$105	38.1%
ABS	31	6.5%	91	12.1%	60	21.8%
Banking	98	20.6%	137	18.2%	39	14.2%
Property and casualty insurers	42	8.8%	70	9.3%	28	10.2%
CMBS	3	0.6%	30	4.0%	27	9.8%
Non-captive diversified	57	12.0%	63	8.4%	6	2.2%
Non-agency	1	0.2%	4	0.5%	3	1.1%
Financial - other	29	6.1%	31	4.1%	2	0.7%
Industrial - other	4	0.8%	6	0.8%	2	0.7%
Gaming	21	4.4%	22	2.9%	1	0.4%
Airlines	2	0.4%	3	0.4%	1	0.4%
Electric	2	0.4%	3	0.4%	1	0.4%
Retailers	1	0.2%	1	0.1%	-	0.0%
Refining	5	1.0%	5	0.7%	-	0.0%
Chemicals	3	0.6%	3	0.4%	-	0.0%
Real estate investment trusts	1	0.2%	1	0.1%	-	0.0%
Lodging	2	0.4%	2	0.3%	-	0.0%
Total securities subject
to enhanced analysis
and monitoring	$477	100.0%	$752	100.0%	$275	100.0%

Total AFS securities	$61,096		$61,139		$2,795
Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.8%		1.2%		9.8%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of June 30, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
Banking	$1,558	19.2%	$1,934	19.5%	$376	21.4%
ABS	917	11.3%	1,288	13.0%	371	21.1%
CMOs	1,175	14.4%	1,531	15.5%	356	20.3%
CMBS	468	5.8%	742	7.5%	274	15.6%
Property and casualty insurers	355	4.4%	412	4.2%	57	3.2%
Paper	185	2.3%	210	2.1%	25	1.4%
Diversified manufacturing	175	2.2%	195	2.0%	20	1.1%
Gaming	148	1.8%	168	1.7%	20	1.1%
Integrated	100	1.2%	119	1.2%	19	1.1%
Electric	223	2.7%	242	2.4%	19	1.1%
Media - non-cable	157	1.9%	174	1.8%	17	1.0%
Oil field services	142	1.7%	159	1.6%	17	1.0%
Independent	133	1.6%	149	1.5%	16	0.9%
Life	194	2.4%	208	2.1%	14	0.8%
Local authorities	118	1.4%	130	1.3%	12	0.7%
Owned no guarantee	91	1.1%	103	1.0%	12	0.7%
Financial - other	157	1.9%	168	1.7%	11	0.6%
Retailers	97	1.2%	107	1.1%	10	0.6%
Industries with unrealized losses
less than $10 million	1,747	21.5%	1,858	18.8%	111	6.3%
Total by industry	$8,140	100.0%	$9,897	100.0%	$1,757	100.0%

Total AFS securities	$67,218		$64,245		$1,757
Total by industry as a
percentage of total AFS
securities	12.1%		15.4%		100.0%

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,290	7.8%	$2,061	10.6%	$771	27.6%
Banking	1,973	12.0%	2,462	12.8%	489	17.5%
CMOs	1,797	10.8%	2,266	11.8%	469	16.8%
CMBS	809	4.9%	1,163	6.0%	354	12.7%
Property and casualty insurers	621	3.7%	709	3.7%	88	3.1%
Electric	986	5.9%	1,037	5.3%	51	1.8%
Local authorities	927	5.6%	970	5.0%	43	1.5%
Media - non-cable	277	1.7%	318	1.6%	41	1.5%
Paper	217	1.3%	257	1.3%	40	1.4%
Financial - other	260	1.6%	292	1.5%	32	1.1%
Real estate investment trusts	434	2.6%	461	2.4%	27	1.0%
Non-captive diversified	211	1.3%	237	1.2%	26	0.9%
Life	298	1.8%	322	1.7%	24	0.9%
Gaming	194	1.2%	217	1.1%	23	0.8%
Entertainment	210	1.3%	230	1.2%	20	0.7%
Owned no guarantee	283	1.7%	302	1.6%	19	0.7%
Non-agency	102	0.6%	121	0.6%	19	0.7%
Sovereigns	174	1.0%	192	1.0%	18	0.6%
Pipelines	299	1.8%	314	1.6%	15	0.5%
Municipal	362	2.2%	376	1.9%	14	0.5%
Diversified manufacturing	310	1.9%	324	1.7%	14	0.5%
Distributors	337	2.0%	350	1.8%	13	0.5%
Non-captive consumer	115	0.7%	128	0.7%	13	0.5%
Metals and mining	248	1.5%	261	1.3%	13	0.5%
Conventional 30-year	829	5.0%	841	4.3%	12	0.4%
Industrial - other	156	0.9%	167	0.9%	11	0.4%
Retailers	152	0.9%	163	0.8%	11	0.4%
Industries with unrealized losses
less than $10 million	2,718	16.3%	2,843	14.6%	125	4.5%
Total by industry	$16,589	100.0%	$19,384	100.0%	$2,795	100.0%

Total AFS securities	$61,096		$61,139		$2,795
Total by industry as a
percentage of total AFS
securities	27.2%		31.7%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 51.5% and 47.5% of total gross unrealized losses on all AFS securities as of June 30, 2010, and December 31, 2009, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 48.5% and 52.5% of the gross unrealized losses as of June 30, 2010, and December 31, 2009, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2010.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of June 30, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$390	$408	$18
	40% to 70%	48	78	30
	Below 40%	7	25	18
Total < or = 90 days		445	511	66

>90 days but < or = 180 days	Above 70%	42	49	7
	40% to 70%	12	20	8
	Below 40%	-	1	1
Total >90 days but < or = 180 days		54	70	16

>180 days but < or = 270 days	Above 70%	75	98	23
	40% to 70%	89	161	72
	Below 40%	5	18	13
Total >180 days but < or = 270 days		169	277	108

>270 days but < or = 1 year	Above 70%	31	32	1
Total >270 days but < or = 1 year		31	32	1

>1 year	Above 70%	1,406	1,647	241
	40% to 70%	345	596	251
	Below 40%	58	279	221
Total >1 year		1,809	2,522	713
Total below investment grade and in
an unrealized loss position		$2,508	$3,412	$904
Total AFS securities		$67,218	$64,245	$1,757
Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.7%	5.3%	51.5%

	Ratio of	As of December 31, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$192	$211	$19
	40% to 70%	163	307	144
	Below 40%	12	44	32
Total < or = 90 days		367	562	195

>90 days but < or = 180 days	Above 70%	32	33	1
	Below 40%	2	6	4
Total >90 days but < or = 180 days		34	39	5

>180 days but < or = 270 days	40% to 70%	18	25	7
	Below 40%	-	1	1
Total >180 days but < or = 270 days		18	26	8

>270 days but < or = 1 year	Above 70%	51	60	9
	40% to 70%	18	30	12
	Below 40%	3	13	10
Total >270 days but < or = 1 year		72	103	31

>1 year	Above 70%	1,776	2,023	247
	40% to 70%	802	1,403	601
	Below 40%	61	303	242
Total >1 year		2,639	3,729	1,090
Total below investment grade and in
an unrealized loss position		$3,130	$4,459	$1,329
Total AFS securities		$61,096	$61,139	$2,795
Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		5.1%	7.3%	47.5%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,830	99.2%	$7,142	99.5%
Delinquent and in foreclosure (1)	52	0.8%	36	0.5%
Total mortgage loans
on real estate	$6,882	100.0%	$7,178	100.0%

(1)	As of June 30, 2010, and December 31, 2009, there were 12 and 8 loans that were delinquent and in foreclosure, respectively.

	As of	As of		As of
	June 30,	December 31,		June 30,
	2010	2009		2010
By Segment			Allowance for Losses
Retirement Solutions:			Balance as of beginning-of-year	$22
Annuities	$1,107	$1,193	Additions	13
Defined Contribution	897	925	Charge-offs, net of recoveries	(12)
Insurance Solutions:			Balance as of end-of-period	$23
Life Insurance	3,996	4,185
Group Protection	300	310
Other Operations	582	565
Total mortgage loans
on real estate	$6,882	$7,178

	As of June 30, 2010			As of June 30, 2010
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,348	34.1%	CA	$1,429	20.8%
Industrial	1,839	26.7%	TX	600	8.7%
Retail	1,649	24.0%	MD	433	6.3%
Apartment	624	9.1%	VA	312	4.5%
Hotel/Motel	195	2.8%	FL	308	4.5%
Mixed use	131	1.9%	TN	300	4.4%
Other commercial	96	1.4%	AZ	292	4.2%
Total	$6,882	100.0%	WA	281	4.1%
			NC	253	3.7%
			GA	236	3.4%
			IL	231	3.4%
Geographic Region			PA	202	2.9%
Pacific	$1,814	26.4%	NV	202	2.9%
South Atlantic	1,679	24.4%	OH	183	2.7%
Mountain	685	10.0%	IN	161	2.3%
East North Central	657	9.5%	MN	149	2.2%
West South Central	634	9.2%	NJ	137	2.0%
Middle Atlantic	435	6.3%	SC	123	1.8%
East South Central	427	6.2%	MA	117	1.7%
West North Central	383	5.6%	OR	104	1.5%
New England	168	2.4%	Other states under 2%	829	12.0%
Total	$6,882	100.0%	Total	$6,882	100.0%

	As of June 30, 2010			As of June 30, 2010
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$3,321	48.3%	Remainder of 2010	$114	1.7%
2005	862	12.5%	2011	340	4.9%
2006	687	10.0%	2012	409	5.9%
2007	1,000	14.5%	2013	414	6.0%
2008	820	11.9%	2014	473	6.9%
2009	153	2.2%	2015 and thereafter	5,130	74.6%
2010	37	0.6%	Total	$6,880	100.0%
Total	$6,880	100.0%

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

	As of June 30, 2010
Loan-to-Value	Principal Amount	%	Debt- Service Coverage
Less than 65%	$4,830	70.2%	1.65
65% to 75%	1,685	24.5%	1.42
Greater than 75%	365	5.3%	0.79
Total mortgage loans	$6,880	100.0%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions impact our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were 10 impaired mortgage loans as of June 30, 2010, or less than 1% of the total dollar amount of mortgage loans.  The carrying value on the mortgage loans that were two or more payments delinquent as of June 30, 2010, was $52 million, or 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of June 30, 2010, was $3 million.  The carrying value on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $36 million, or less than 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $2 million.  See Note 1 in our 2009 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
Retirement Solutions:
Annuities	$94	$85
Defined Contribution	72	65
Insurance Solutions:
Life Insurance	524	485
Group Protection	30	32
Other Operations	(1)	29
Total alternative investments	$719	$696

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Retirement Solutions:
Annuities	$3	$(8)	138%	$6	$(8)	175%
Defined Contribution	2	(5)	140%	4	(5)	180%
Insurance Solutions:
Life Insurance	18	(56)	132%	32	(62)	152%
Group Protection	1	(3)	133%	2	(3)	167%
Other Operations	-	1	-100%	-	1	-100%
Total alternative investments (1)	$24	$(71)	134%	$44	$(77)	157%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing the first six months of 2010 to the same period in 2009 was due primarily to the impact of audit adjustments in 2009 related to completion of 2008 calendar-year financial statement audits of the investees within our portfolio and overall improvement in the equity markets in 2010 specifically benefiting our hedge fund, venture capital and energy limited partnership holdings.

As of June 30, 2010, and December 31, 2009, alternative investments included investments in approximately 96 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments,” in our 2009 Form 10-K, we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Our investment income from alternative investments for the second quarter of 2010 included a pre-tax gain of $7 million attributable to audit adjustments to partnerships’ 2009 financial statements.  The breakdown of these audit adjustments by segment was as follows: $4 million for Insurance Solutions – Life Insurance; $1 million for Insurance Solutions – Group Protection; $1 million for Retirement Solutions – Annuities; and $1 million for Retirement Solutions – Defined Contribution.

Non-Income Producing Investments

As of June 30, 2010, and December 31, 2009, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $26 million and $38 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity AFS securities	$913	$854	6.9%	$1,815	$1,679	8%
VIEs' fixed maturity AFS securities	4	-	NM	8	-	NM
Equity AFS securities	1	2	-50.0%	3	3	0%
Trading securities	39	39	0.0%	79	79	0%
Mortgage loans on real estate	106	117	-9.4%	216	236	-8%
Real estate	5	4	25.0%	11	6	83%
Standby real estate equity
commitments	-	-	NM	1	1	0%
Policy loans	43	42	2.4%	85	86	-1%
Invested cash	2	4	-50.0%	3	12	-75%
Commercial mortgage loan
prepayment and bond
makewhole premiums (1)	12	4	200.0%	17	4	NM
Alternative investments (2)	24	(71)	133.8%	44	(77)	157%
Consent fees	1	2	-50.0%	1	2	-50%
Other investments	1	2	-50.0%	3	5	-40%
Investment income	1,151	999	15.2%	2,286	2,036	12%
Investment expense	(31)	(28)	-10.7%	(60)	(52)	-15%
Net investment income	$1,120	$971	15.3%	$2,226	$1,984	12%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.63%	5.83%	(20)	5.84%	5.83%	1
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.06%	0.02%	4	0.04%	0.01%	3
Alternative investments	0.12%	-0.40%	52	0.12%	-0.22%	34
Consent fees	0.01%	0.01%	-	0.00%	0.01%	(1)
Net investment income yield
on invested assets	5.82%	5.46%	36	6.00%	5.63%	37

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Average invested assets at
amortized cost	$76,978	$71,331	7.9%	$76,219	$70,457	8.2%

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

The increase in net investment income when comparing the three and six months ended June 30, 2010, to the corresponding periods of 2009 was attributable to more favorable investment income on surplus and alternative investments, higher prepayment and bond makewhole premiums (see “Alternative Investments” above and “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable and to a lesser extent issuances of common stock and debt.

Standby Real Estate Equity Commitments

Historically, we have entered into standby commitments, which obligated us to purchase real estate at a specified cost if a third-party sale does not occur within approximately one year after construction is completed.  These commitments were used by a developer to obtain a construction loan from an outside lender on favorable terms.  In return for issuing the commitment, we received an annual fee and a percentage of the profit when the property is sold.  Our historical long-term expectation had been that we will be obligated to fund a small portion of our commitments that remain outstanding.  However, due to the economic environment over the last few years, we have experienced increased funding obligations.

As of June 30, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $86 million and $220 million, respectively.  During the first six months of 2010, we funded commitments of $112 million and recorded a loss of $8 million.  During 2009, we recorded a $69 million estimated allowance for loss on projects due to our belief that our requirement to fund the projects in accordance with the standby equity commitments would result in a probable future loss.  Certain of these commitments were funded during 2010 and the allowance for loss was $21 million as of June 30, 2010.

We have suspended our practice of entering into new standby real estate commitments.

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Fixed maturity AFS securities:
Gross gains	$35	$33	6%	$84	$86	-2%
Gross losses	(29)	(172)	83%	(113)	(413)	73%
Equity AFS securities:
Gross gains	5	1	NM	6	4	NM
Gross losses	-	(6)	100%	(4)	(9)	56%
Gain (loss) on other investments	(8)	(58)	86%	(29)	(60)	52%
Associated amortization
income (expense) of DAC, VOBA,
DSI and DFEL and in other
contract holder funds	(8)	48	NM	(4)	104	NM
Total realized gain (loss)
related to certain
investments	$(5)	$(154)	97%	$(60)	$(288)	79%

Amortization expense of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized loss reflecting the incremental impact of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2010 and 2009, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” for additional information on our portfolio management strategy in our 2009 Form 10-K.

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Fixed Maturity Securities
Corporate bonds	$(5)	$(75)	93%	$(46)	$(157)	71%
MBS:
CMOs	(12)	(61)	80%	(36)	(142)	75%
ABS CDOs	-	(30)	100%	(1)	(30)	97%
Hybrid and redeemable preferred
securities	-	-	NM	(5)	(1)	NM
Total fixed maturity securities	(17)	(166)	90%	(88)	(330)	73%

Equity Securities
Other financial services securities	-	-	NM	(3)	(3)	0%
Other securities	-	(6)	100%	-	(6)	100%
Total equity securities	-	(6)	100%	(3)	(9)	67%
Gross OTTI recognized in
net income (loss)	(17)	(172)	90%	(91)	(339)	73%
Associated amortization
expense of DAC, VOBA,
DSI and DFEL	6	54	-89%	27	100	-73%
Net OTTI recognized in
net income (loss),
pre-tax	$(11)	$(118)	91%	$(64)	$(239)	73%

Portion of OTTI Recognized
in OCI
Gross OTTI recognized in OCI	$-	$130	-100%	$22	$242	-91%
Change in DAC, VOBA, DSI
and DFEL	-	(27)	100%	2	(50)	104%
Net portion of OTTI
recognized in OCI, pre-tax	$-	$103	-100%	$24	$192	-88%

When comparing the first six months of 2010 to 2009, the decrease in write-downs for OTTI on our AFS securities was attributable primarily to overall improvement in the credit markets as compared to the same period in prior year.  Losses in 2010 were attributable primarily to certain corporate bond holdings within the entertainment and banking sectors, as well as deteriorating fundamentals within the housing market that affected select RMBS holdings.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $873 million and $447 million for the first six months of 2010 and 2009, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first six months of 2010, our payables for collateral on derivative investments increased by $804 million as declines in the equity and credit markets and interest rates resulted in increased derivative fair values.  For additional information, see “Credit Risk” in Note 6.

We believe that the rating agencies have heightened the level of scrutiny that they apply to the U.S. life insurance sector and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings.  During May and June of 2010, Moody’s, Fitch and A.M. Best all improved their outlook on our company to stable from negative, and S&P’s outlook remained stable.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K and our Form 8-K filed on June 2, 2010.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company
("LNL")	$275	$405	-32%	$275	$405	-32%
Lincoln Financial Media	-	2	-100%	-	2	-100%
First Penn-Pacific	-	50	-100%	-	50	-100%
Delaware Investments (1)	-	3	-100%	390	5	NM
Lincoln Barbados	-	300	-100%	-	300	-100%
Other	7	-	NM	22	-	NM
Loan Repayments and Interest from
Subsidiary
LNL interest on intercompany notes (2)	19	19	0%	41	41	0%
	$301	$779	-61%	$728	$803	-9%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$368	$660	-44%	$368	$660	-44%
Lincoln UK sale proceeds	18	-	NM	18	-	NM
	$386	$660	-42%	$386	$660	-42%

(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

On June 30, 2010, after consultation with the OTS, we redeemed our Series B preferred stock that we had issued to the U.S. Treasury under the CPP.  We funded the $950 million liquidation value of the stock with proceeds from a $368 million common stock offering, proceeds from a $250 million five-year senior notes offering (both mentioned below) and with cash that was held at our holding company, which was attributable primarily to proceeds from the sale of Delaware.  As a result of repurchasing the preferred stock, we accelerated the remaining accretion of the preferred stock issuance discount of $131 million and recorded a corresponding charge to retained earnings and income (loss) available to common stockholders in the calculation of earnings per common share.  The U.S. Treasury continues to hold a warrant to purchase 13,049,451 shares of our common stock at an exercise price of $10.92 per share.  We notified the U.S. Treasury that we will not repurchase the warrant, which under the terms of the agreement between the parties acts as U.S. Treasury's notice to us of its intention to sell the warrant.

On June 18, 2010, we closed on the sale of 14,137,615 shares of our common stock at a price to the public of $27.25 per share and also completed the sale of $250 million aggregate principal amount of our 4.3% senior notes due 2015,  In addition, we completed the sale of $500 million aggregate principal amount of our 7% senior notes due 2040, and we expect to use the net proceeds from this offering as part of a long-term financing solution supporting the life reserves of certain UL products of our insurance subsidiaries (see in “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income from Operations – Strategies to Address Statutory Reserve Strain” for more information).  The net proceeds from these offerings were $1.1 billion.  For more information about our debt issuances, see Note 9.

On January 4, 2010, we closed on the sale of Delaware and received after-tax proceeds of approximately $405 million.  On October 1, 2009, we closed on the sale of Lincoln UK and received after-tax proceeds of $307 million.  As a result of post-closing adjustments related to this transaction, we received additional consideration of $18 million, after-tax, during the second quarter of 2010.  For more information on the disposition of these businesses, see Note 3.

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2010
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$99	$-	$-	$-	$(1)	$98
Current maturities of long-term debt	250	-	(250)	-	-	-
Other short-term debt	1	-	-	-	-	1
Total short-term debt	$350	$-	$(250)	$-	$(1)	$99

Long-Term Debt
Senior notes	$2,960	$749	$-	$64	$2	$3,775
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,485	-	-	-	-	1,485
Total long-term debt	$5,050	$749	$-	$64	$2	$5,865

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On March 12, 2010, we funded the maturity of a $250 million floating rate senior note with the majority of our proceeds from our $300 million 6.25% senior offering in December 2009.  Within the next two years, we have a $250 million 6.2% fixed rate senior note maturing on December 15, 2011.  The specific resources or combination of resources that we will use to meet the 2011 maturity will depend upon, among other things, the financial market conditions present at the time of maturity.  As of June 30, 2010, the holding company had $1.1 billion in cash and cash equivalents; however, this amount includes proceeds from a $500 million senior notes offering that has not yet been contributed to our insurance subsidiaries as part of the long-term financing solution supporting UL business, mentioned above.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of June 30, 2010
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350
364-day revolving credit facility	Jun-11	500	-	(2)
Four-year revolving credit facility	Jun-14	1,500	-
Ten-year LOC facility	Dec-19	550	-
Total		$3,180	$350

LOCs issued			$2,038

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  As of June 30, 2010, we had a $250 million floating-rate term loan outstanding under the facility (classified within long-term debt on our Consolidated Balance Sheets) due June 20, 2017, which may be prepaid beginning June 20, 2010.  We also borrowed $100 million under the facility (classified within payables for collateral on investments on our Consolidated Balance Sheets) at a rate of 0.65% that is due May 25, 2011.

(2)
During the second quarter of 2010, LNC had an average of $98 million in commercial paper outstanding with a maximum amount of $101 million outstanding at any time.  As of June 30, 2010, we had commercial paper outstanding of $98 million backed by this facility, which reduced our available credit facility by a corresponding amount, but did not represent loans borrowed by the credit facility.

Effective as of June 9, 2010, we entered into two revolving credit facilities with a syndicate of banks.  One agreement (the “Four-Year Agreement”) allows for issuance of LOCs, as well as borrowings to finance any draws under the LOCs.  The Four-Year Agreement is unsecured and has a commitment termination date of June 9, 2014.  The Four-Year Agreement must be used primarily to provide LOCs in support of certain life insurance reserves.  The second agreement (the “364-Day Agreement,” and together with the “Four-Year Agreement” the “credit facility”) allows for borrowing or issuance of LOCs and may be used for general corporate purposes.  The 364-Day Agreement is unsecured and has a commitment termination of June 8, 2011.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of each agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Insurance Solutions – Life Insurance – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility (other than net proceeds used to repay investments to the U.S. Treasury under the CPP); and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of June 30, 2010, we were in compliance with all such covenants.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should long-term debt ratings of LNC drop below BBB-/Baa3.  Our long-term debt held a rating of BBB/Baa2 as of June 30, 2010.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse impact on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2009 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K for additional information on our current bond ratings.

Management monitors the covenants associated with LNC’s capital securities.  As of June 30, 2010, we had approximately $1.5 billion in principal amount of capital securities outstanding.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  If we determine that one of the following triggers exists as of the 30th day prior to an interest payment date (“determination date”), then the ACSM would apply:

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

In recent quarters, we have triggered the net income test as a result of quarterly consolidated net losses.  However, recent quarterly consolidated net income and our efforts to raise capital in the form of equity resulted in no trigger of either the net income test or the overall stockholders’ equity test looking forward to the quarters ending September 30, 2010, and December 31, 2010.

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

For information regarding the repurchase of the preferred stock that we had issued to the U.S. Treasury under the CPP, see “Introduction – Executive Summary – Current Market Conditions” above.

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

The holding company did not borrow from the cash management program during the second quarter of 2010.  There was no balance as of June 30, 2010.  In addition, the holding company had an outstanding receivable of $227 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account as of June 30, 2010.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2010, our insurance subsidiaries had securities with a carrying value of $188 million out on loan under the securities lending program and $335 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

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

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.  As a result of the repurchase of the preferred stock that we had issued to the U.S. Treasury under the CPP, many of the associated restrictions will no longer apply to us, including the limit on increasing the dividend on our common stock.

Details underlying this activity (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Common dividends to stockholders	$3	$3	0%	$6	$56	-89%
Number of shares issued	14.138	46.000	-69%	14.138	46.000	-69%
Average price per share	$26.09	$14.34	82%	$26.09	$14.34	82%

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be impacted by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K.

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

Interest Rate Risk on Fixed Insurance Business – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbate this risk.  Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this threat and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.

The following summarizes solely a hypothetical significant unfavorable stress scenario to earnings if new money rates, currently averaging approximately 75 to 100 basis points below our portfolio yields, remain in place through 2012 as opposed to a scenario that we would expect to occur.  This scenario is simply an illustration of the sensitivity to our earnings if such a stress scenario were to happen:

•
Insurance Solutions – Life Insurance – The stress on earnings has been mitigated by proactive strategies to lock in long-dated and high-yielding assets.  We executed on strategies which allowed us to effectively pre-buy assets in anticipation of future flows and maturing securities  We estimate the combination of spread compression, unlocking, and increases in reserves would combine to unfavorably affect earnings in the range of approximately $35 million during 2011 and $50 million during 2012.  We pursue proactive strategies to lock-in long-dated and high-yielding assets to manage this risk.  In addition, if we were to lower our long-term yield assumption by 50 basis points, and unlocked no other assumptions, it could result in a reduction to earnings at adoption of approximately $50 million.  Our methodology assumes that new money rates grade from current levels to a long-term yield assumption over time.

•
Retirement Solutions – The earnings drag from spread compression is modest and largely concentrated in our Defined Contribution segment, which is a function of this segment having higher guaranteed crediting rates and recurring premiums.  We estimate that this scenario would have a modest unfavorable earnings impact during 2011 and an approximate impact in the range of $10 million to $15 million during 2012.  Our Annuities business is not sensitive to spread compression so there is very little impact estimated.  The risk for our Annuities business is more of sharp rising rates and we manage this risk by selling market value adjusted product and through purchase of derivative protection.

•
Insurance Solutions – Group Projection – The earnings impact is not material and would be primarily related to our review of the discount rate assumptions associated with our long-term disability claim reserves.  This evaluation may result in a reduction in the discount rate on new claims that reflects new money rates on assets supporting those reserves.  The combination of spread compression and decreases to reserve discount rates would unfavorably affect annualized earnings by less than $5 million.

•
Other Operations – We may also be impacted by sensitivity to our exposures in our institutional pension and disability run-off blocks of business that are sensitive to interest rates and could contribute to an impact.

The estimates above are based upon a hypothetical stressed scenario and are only representative of the effects of new money rates remaining in place through 2012 keeping all else equal and does not give consideration to the aggregate impact of other factors, including but not limited to:  contract holder activity; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors.  In addition, the scenario only illustrated the impact to spreads and certain unlocking and reserve changes.  Other potential impacts of the scenario were not considered in the analysis.

The spreads on our fixed annuity, term life, whole life, interest-sensitive whole life, universal life (“UL”), fixed portion of defined contribution business and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years.  Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and UL investment portfolios will continue to decline.  Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies.  Minimum guaranteed rates on annuity and UL policies generally range from 1.5% to 5.0%.  The following table provides detail on the percentage differences between the June 30, 2010, interest rates being credited to contract holders based on third quarter of 2010 declared rates and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions -		%
		Defined	Life		Account
	Annuities	Contribution	Insurance	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (1) (2):
No difference	$5,102	$8,975	$20,324	$34,401	57.6%
up to .10%	122	70	191	383	0.6%
0.11% to .20%	74	-	1,024	1,098	1.8%
0.21% to .30%	272	-	545	817	1.4%
0.31% to .40%	66	1	640	707	1.2%
0.41% to .50%	44	6	678	728	1.2%
0.51% to .60%	60	-	344	404	0.7%
0.61% to .70%	11	-	990	1,001	1.7%
0.71% to .80%	32	-	849	881	1.5%
0.81% to .90%	9	-	14	23	0.0%
0.91% to 1.0%	25	158	20	203	0.3%
1.01% to 1.50%	430	285	518	1,233	2.1%
1.51% to 2.00%	409	11	575	995	1.7%
2.01% to 2.50%	232	2	4	238	0.4%
2.51% to 3.00%	97	154	-	251	0.4%
3.01% and above	19	51	38	108	0.2%
Total discretionary rate setting products	7,004	9,713	26,754	43,471	72.8%
Other contracts (3)	13,393	2,867	-	16,260	27.2%
Total account values	$20,397	$12,580	$26,754	$59,731	100.0%

Percentage of discretionary rate setting product
account values at minimum guaranteed rates	73%	92%	76%	79%

(1)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(2)
The average crediting rates in excess of average minimum guaranteed rates for our Annuities, Defined Contribution and Life Insurance segments were 33 basis points, 12 basis points and 16 basis points, respectively.

(3)
Includes multi-year guarantee annuities, indexed annuities, modified guarantee annuities, single premium immediate annuities, dollar cost averaging contracts and indexed-based rate setting products for our Defined Contribution segment.  The average crediting rates in excess of average minimum guaranteed rates for indexed-based rate setting products within our Defined Contribution segment was 54 basis points, and 44% of account values were already at their minimum guaranteed rates.

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

The following table presents our estimate of the impact on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to increase to 1100 immediately after June 30, 2010, and remain at that level through the next twelve months, or decrease to 800 immediately after June 30, 2010, and remain at that level through the next twelve months, excluding any impact related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1100 (1)	at 800 (1)
Segment
Retirement Solutions - Annuities (2)	$10	$(80)
Retirement Solutions - Defined Contribution (2)	-	(25)

(1)
The baseline for these impacts assumes 9% annual equity market growth beginning on July 1, 2010.  The baseline is then compared to scenarios of S&P 500 at the 1100 and 800 levels, which assume the index stays at those levels for the next twelve months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 1100 and 800 level scenarios is presented in the table.

(2)
If the level of the S&P 500 increased to 1100 immediately after June 30, 2010, and remained at that level in subsequent periods we project that we would have a favorable RTM prospective unlocking of approximately $100 million to $140 million, after-tax, for Retirement Solutions late in 2014.  If the level of the S&P 500 decreased to 800 immediately after June 30, 2010, and remained at that level  in subsequent periods we project that we would have an unfavorable RTM prospective unlocking of approximately $200 million to $260 million, after-tax, for Retirement Solutions late in 2012.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of June 30, 2010, and December 31, 2009, our counterparty risk exposure, net of collateral, was $308 million and $292 million, respectively.  As of June 30, 2010, we had exposure to 20 counterparties, with a maximum exposure of $139 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of Lincoln National Corporation counterparties, there is a termination event should long-term debt ratings of LNC rating drop below BBB-/Baa3.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.
Our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2010	2009
Rating
AAA	$(1)	$-
AA	219	202
A	84	82
BBB	6	8
Total	$308	$292

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 10 to the consolidated financial statements in “Part I – Item 1.”

Item 1A.  Risk Factors

The risk factor set forth below updates those set forth in Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) Form 10-K for the year ended December 31, 2009.  You should carefully consider the risks described below before investing in our securities.  The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.  In that case, the value of our securities could decline substantially.

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

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform.  This conversion will harmonize methods and processes and involves an upgrade to a critical platform for our financial reporting and analysis capabilities.  As part of this conversion process, we are harmonizing assumptions and methods of calculations that exist between similar blocks of business within our actuarial models.  We expect to substantially complete the most critical phases of the conversion by the end of 2010.  This exercise may result in material one-time gain and loss adjustments to our results of operations and may result in changes to earnings trends.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations from any differences that may exist upon completion of the conversion.

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

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of June 30, 2010, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, Lincoln Financial Network and Lincoln Financial Distributors, as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulation Authority (“FINRA”).  LNC, as a savings and loan holding company, and NCLS are subject to regulation and supervision by the Office of Thrift Supervision (“OTS”).  As a savings and loan holding company, we are also subject to the requirement that our activities be financially-related activities as defined by federal law (which includes insurance activities).  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.  Finally, our radio operations require a license, subject to periodic renewal, from the Federal Communications Commission to operate.  While management considers the likelihood of a failure to renew remote, any station that fails to receive renewal would be forced to cease operations.

Recently, there has been an increase in potential federal initiatives that would affect the insurance industry.  In January 2010, the White House proposed as a part of its budget proposal a new “financial crisis responsibility fee” on certain financial institutions as a means to recoup any shortfall in revenues resulting from the CPP, so that the program does not add to the federal budget deficit.  As proposed, the fee would apply to financial institutions, including bank holding companies, thrift holding companies, insured depositories and insurance companies that own one of these entities, with over $50 billion in assets, regardless of whether the firm participated in the CPP.  The Congress has not yet acted definitively on legislation to implement the Obama Administration budget proposal regarding the financial crisis responsibility fee.

On July 21, 2010, President Obama signed into law, the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” H.R.  4173, a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; the imposition of capital and leverage requirements on bank and savings and loan holding companies; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed potentially by rulemaking; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.   The Act also eliminates the OTS and reallocates the supervisory and regulatory authority over federally chartered thrifts to the Office of the Comptroller of the Currency and over thrift holding companies to the Federal Reserve.  Enactment of this provision ensures that we and NCLS will each have a new regulator and may be subject to additional regulations.  Many of the provisions of this act require substantial regulatory work prior to implementation and although we do not expect the Act or the rules to be promulgated thereunder to have a material adverse effect on our results of operations, liquidity or capital resources, result the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) as identified in the FASB Accounting Standards CodifcationTM (“ASC”).  From time to time we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

For example, the Emerging Issues Task Force ("EITF") of the FASB has issued an exposure draft (EITF 09-G, "Accounting For Costs Associated with Acquiring or Renewing Insurance Contracts") on deferred acquisition costs (“DAC”), which changes to existing guidance as to the types of costs that insurance companies may capitalize and amortize over the life of the business.  The exposure draft limits the types of acquisition costs that a company may defer.  We expect the final guidance to significantly reduce the amount of acquisition cost that we will be able to defer in connection with sales of our insurance products.  Although this will not affect the ultimate profitability of our products, we expect it could materially alter the pattern of our earnings.  In addition, we expect that the final guidance will permit companies to apply the guidance retrospectively with a cumulative effect adjustment to the balance sheet.  As of June 30, 2010, our DAC asset was $7.1 billion, pre-tax, or $4.6 billion, after-tax.  If we applied the guidance retrospectively, we would write-down a portion of our existing DAC asset that we determined did not qualify as a deferred expense.  The amount of the write-down, if any, would reduce the amount of future amortization expense.  We expect this guidance to become effective for periods occurring after December 15, 2011.  Until the final guidance is issued, the ultimate impact to our consolidated financial position and results of operations is unknown.

In addition, the SEC has proposed that large accelerated filers in the U.S. be required to report financial results in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board rather than GAAP.  As currently proposed, the earliest this would become effective would begin with a company’s fiscal year 2014 Annual Report on Form 10-K.  The 2014 Form 10-K would likely include audited IFRS financial statements for the transitional year, as well as the two preceding fiscal years.  Thus, an issuer adopting IFRS in 2014 would need to file audited IFRS financial statements for fiscal years 2012, 2013 and 2014 in its Form 10-K for the fiscal year ended 2014.  Despite the movement toward convergence of GAAP and IFRS, IFRS will be a complete change to our accounting and reporting and converting to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure.  As convergence of GAAP and IFRS continues, it could result in significant changes in GAAP that would be implemented whether or not a transition to IFRS actually occurs.  The changes to GAAP and ultimate conversion to IFRS will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc.

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.

Because the profitability of our fixed annuity and universal life insurance (“UL”) and fixed portion of defined contribution and variable universal life insurance (“VUL”) business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Some of our products, principally fixed annuities, interest-sensitive whole life, UL and the fixed portion of VUL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

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

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then currently available, without taking on additional investment risk.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Currently, new money rates continue to be at historically low levels.  If interests rates were to remain low over a sustained period of time, this would put additional pressure on our spreads, potentially resulting in unlocking of our DAC asset and increases in reserves.  We would expect the effect to be most pronounced in our Life Insurance segment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2010 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
4/1/10 - 4/30/10	282	$31.91	-	$1,204

5/1/10 - 5/31/10	853	27.68	-	1,204

6/1/10 - 6/30/10	-	-	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 1,135 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended June 30, 2010, there were no shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of June 30, 2010, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 13 to the consolidated financial statements in “Part I – Item 1” are not included in our security repurchase.

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
Date: August 9, 2010

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2010

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.
3.2
Articles of Amendment dated July 9, 2009, to LNC’s Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

3.3	Articles of Amendment to LNC’s Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 2, 2010.
3.4	Amended and Restated Bylaws of LNC (effective May 27, 2010) are filed herewith.
4.1	Senior Indenture, dates as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.
4.1	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.
4.2	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.
10.1
Credit Agreement, dated as of June 9, 2010, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association as documentation agents, and the other lenders named therein, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 10, 2010.

10.2
364-Day Credit Agreement, dated as of June 9, 2010, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America, N.A., as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association as documentation agents, and the other lenders named therein, incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 10, 2010.

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
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets for the quarter ended June 30, 2010 and the year ended December 31, 2009; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2010 and 2009; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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