Form 10-K/A
period 2009-12-31
LINCOLN NATIONAL CORP
filed 2010-08-13
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
                        _________________
FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer   ☒     Accelerated filer   ☐ Non-accelerated filer  (Do not check if a smaller reporting company)   ☐    Smaller reporting company   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No   ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of June 30, 2009 was $5.2 billion.
As of February 19, 2010, 302,261,792 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

None.

TABLE OF CONTENTS

PART IV
Item 15.  Exhibits and Financial Statement Schedules
SIGNATURE
Exhibit 10.60
Exhibit 31.1
Exhibit 31.2

Explanatory Note

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 is being filed for the sole purpose of amending Item 15 by re-filing a new Exhibit 10.60, which reflects comments received from the Securities and Exchange Commission on our confidential treatment request.  No other changes have been made to the Form 10-K.  This amendment to the Form 10-K does not reflect events occurring after the filing of Form 10-K, nor does it modify or update the disclosures and information contained in the Form 10-K in any way other than as described above.

PART IV

Item 15.   Exhibits and Financial Statements Schedules.

The following documents are filed as part of this Amended Report:

(3)           Exhibits:

The Exhibits required by Item 15 are listed in the Exhibit Index on Page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

Date: August 13, 2010	By:	/s/ Frederick J. Crawford
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

10.32	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.33	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.34	Form of nonqualified LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.35	LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007.* †

10.36	Form of Waiver is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on July 10, 2009.

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

10.58	Investment Advisory Agreement, dated as of January 4, 2010, between The Lincoln National Life Insurance Company and Delaware Investment Advisers.** †

10.59	Investment Advisory Agreement, dated as of January 4, 2010, between Lincoln Life & Annuity Company of New York and Delaware Investment Advisers.** †

10.60	Reimbursement Agreement, dated December 31, 2009, between Lincoln Reinsurance Company of Vermont I, Lincoln Financial Holdings, LLC II and Credit Suisse AG is filed herewith.**

12	Historical Ratio of Earnings to Fixed Charges.†

21	Subsidiaries List. †

23	Consent of Independent Registered Public Accounting Firm. †

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

99.1	Certification of the Chief Executive Officer pursuant to 31 C.F.R. Section 30.15. †

99.2	Certification of the Chief Financial Officer pursuant to 31 C.F.R. Section 30.15. †

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Balance Sheets for the years ended December 31, 2009 and 2008; (ii) Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007; (iv) the Consolidated Statements of Cash Flow for the years ended December 31, 2009, 2008 and 2007; (v) Notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Financial Statement Schedules, tagged as blocks of text.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation. †

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this report shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

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
† These Exhibits were previously filed with LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009, filed on Feburary 25, 2010.

We will furnish to the SEC, upon request, a copy of any of our long-term debt agreements not otherwise filed with the SEC.