Form 10-Q
period 2010-09-30
LINCOLN NATIONAL CORP
filed 2010-11-08
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q
______________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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

As of November 2, 2010, there were 316,760,578 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2010 - $64,734; 2009 - $60,757)	$69,716	$60,818
Variable interest entities' fixed maturity securities (amortized cost: 2010 - $568)	585	-
Equity securities (cost: 2010 - $174; 2009 - $382)	205	278
Trading securities	2,711	2,505
Mortgage loans on real estate	6,799	7,178
Real estate	219	174
Policy loans	2,879	2,898
Derivative investments	1,904	1,010
Other investments	1,096	1,057
Total investments	86,114	75,918
Cash and invested cash	3,547	4,025
Deferred acquisition costs and value of business acquired	7,918	9,510
Premiums and fees receivable	308	321
Accrued investment income	989	889
Reinsurance recoverables	6,668	6,426
Goodwill	3,019	3,013
Other assets	3,351	3,831
Separate account assets	78,576	73,500
Total assets	$190,490	$177,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$17,295	$15,958
Other contract holder funds	66,903	64,147
Short-term debt	101	350
Long-term debt	5,943	5,050
Reinsurance related embedded derivatives	132	31
Funds withheld reinsurance liabilities	1,136	1,261
Deferred gain on business sold through reinsurance	487	543
Payables for collateral on investments	2,567	1,907
Variable interest entities' liabilities	156	-
Other liabilities	3,635	2,986
Separate account liabilities	78,576	73,500
Total liabilities	176,931	165,733

Contingencies and Commitments (See Note 11)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized:
Series A preferred stock - 10,914 and 11,497 shares issued and outstanding
as of September 30, 2010, and December 31, 2009, respectively	-	-
Series B preferred stock - 950,000 shares outstanding as of December 31, 2009	-	806
Common stock - 800,000,000 shares authorized; 316,754,081 and 302,223,281 shares
issued and outstanding as of September 30, 2010, and December 31, 2009, respectively	8,142	7,840
Retained earnings	3,755	3,316
Accumulated other comprehensive income (loss)	1,662	(262)
Total stockholders' equity	13,559	11,700
Total liabilities and stockholders' equity	$190,490	$177,433

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Insurance premiums	$538	$491	$1,621	$1,540
Insurance fees	769	766	2,351	2,157
Net investment income	1,132	1,071	3,358	3,055
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(99)	(148)	(187)	(578)
Portion of loss recognized in other comprehensive income	53	68	77	259
Net other-than-temporary impairment losses on securities
recognized in earnings	(46)	(80)	(110)	(319)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	89	(286)	132	(686)
Total realized gain (loss)	43	(366)	22	(1,005)
Amortization of deferred gain on business sold through
reinsurance	19	18	56	56
Other revenues and fees	112	102	337	293
Total revenues	2,613	2,082	7,745	6,096
Benefits and Expenses
Interest credited	622	614	1,853	1,848
Benefits	925	577	2,543	2,072
Underwriting, acquisition, insurance and other expenses	689	762	2,155	2,099
Interest and debt expense	74	68	212	129
Impairment of intangibles	-	(1)	-	602
Total benefits and expenses	2,310	2,020	6,763	6,750
Income (loss) from continuing operations before taxes	303	62	982	(654)
Federal income tax expense (benefit)	55	(19)	226	(141)
Income (loss) from continuing operations	248	81	756	(513)
Income (loss) from discontinued operations, net of federal
income taxes	(2)	72	29	(74)
Net income (loss)	246	153	785	(587)
Preferred stock dividends and accretion of discount	-	(16)	(168)	(16)
Net income (loss) available to common stockholders	$246	$137	$617	$(603)

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.79	$0.21	$1.92	$(1.94)
Income (loss) from discontinued operations	(0.01)	0.24	0.09	(0.27)
Net income (loss)	$0.78	$0.45	$2.01	$(2.21)

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.76	$0.21	$1.85	$(1.94)
Income (loss) from discontinued operations	(0.01)	0.23	0.09	(0.27)
Net income (loss)	$0.75	$0.44	$1.94	$(2.21)

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2010	2009

Preferred Stock
Balance as of beginning-of-year	$806	$-
Issuance (redemption) of Series B preferred stock	(950)	794
Accretion of discount on Series B preferred stock	144	6
Balance as of end-of-period	-	800

Common Stock
Balance as of beginning-of-year	7,840	7,035
Issuance of common stock	368	652
Issuance (repurchase and cancellation) of common stock warrants	(48)	156
Stock compensation/issued for benefit plans	11	(6)
Deferred compensation payable in stock	-	5
Effect of amendment to non-director deferred compensation plans	(29)	-
Balance as of end-of-period	8,142	7,842

Retained Earnings
Balance as of beginning-of-year	3,316	3,745
Cumulative effect from adoption of new accounting standards	(169)	102
Comprehensive income (loss)	2,528	2,098
Less other comprehensive income (loss), net of tax	1,743	2,685
Net income (loss)	785	(587)
Dividends declared: Common (2010 - $0.030; 2009 - $0.030)	(9)	(10)
Dividends on preferred stock	(24)	(10)
Accretion of discount on Series B preferred stock	(144)	(6)
Balance as of end-of-period	3,755	3,234

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(262)	(2,803)
Cumulative effect from adoption of new accounting standards	181	(102)
Other comprehensive income (loss), net of tax	1,743	2,685
Balance as of end-of-period	1,662	(220)
Total stockholders' equity as of end-of-period	$13,559	$11,656

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$785	$(587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(186)	(219)
Trading securities purchases, sales and maturities, net	15	(36)
Change in premiums and fees receivable	13	126
Change in accrued investment income	(100)	(129)
Change in future contract benefits	599	(409)
Change in other contract holder funds	72	38
Change in reinsurance related assets and liabilities	(119)	154
Change in federal income tax accruals	261	(27)
Realized (gain) loss	(22)	1,005
(Gain) loss on early extinguishment of debt	-	(64)
Amortization of deferred gain on business sold through reinsurance	(56)	(56)
Impairment of intangibles	-	602
(Gain) loss on disposal of discontinued operations	(65)	220
Other	(53)	(66)
Net cash provided by (used in) operating activities	1,144	552

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(10,449)	(11,468)
Sales of available-for-sale securities	2,595	2,850
Maturities of available-for-sale securities	3,093	2,533
Purchases of other investments	(2,390)	(3,232)
Sales or maturities of other investments	2,307	3,521
Increase (decrease) in payables for collateral on investments	660	(1,466)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	321	13
Other	(49)	(51)
Net cash provided by (used in) investing activities	(3,912)	(7,300)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(250)	(522)
Issuance of long-term debt, net of issuance costs	749	491
Decrease in commercial paper, net	1	(166)
Deposits of fixed account values, including the fixed portion of variable	8,247	8,805
Withdrawals of fixed account values, including the fixed portion of variable	(3,858)	(4,282)
Transfers to and from separate accounts, net	(2,087)	(1,566)
Common stock issued for benefit plans and excess tax benefits	(2)	-
Issuance (redemption) of Series B preferred stock and issuance (repurchase and cancellation)
of associated common stock warrants	(998)	950
Issuance of common stock	368	652
Dividends paid to common and preferred stockholders	(39)	(64)
Net cash provided by (used in) financing activities	2,131	4,298

Net decrease in cash and invested cash, including discontinued operations	(637)	(2,450)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,184	5,926
Cash and invested cash, including discontinued operations, as of end-of-period	$3,547	$3,476

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 16 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group life, disability and dental.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Effective January 1, 2010, we adopted the amendments in ASU 2009-17 and ASU 2010-10, and accordingly reconsidered our involvement with all our VIEs and the primary beneficiary of the VIEs.  In accordance with ASU 2009-17, we are the primary beneficiary of the VIEs associated with our investments in credit-linked notes (“CLNs”), and as such, we consolidated all of the assets and liabilities of these VIEs and recorded a cumulative effect adjustment of $169 million, after-tax, to the beginning balance of retained earnings as of January 1, 2010.  In addition, we considered our investments in limited partnerships (“LPs”) and other alternative investments, and concluded these investments are within the scope of the deferral in ASU 2010-10, and as such they are not subject to the amended consolidation guidance in ASU 2009-17.  As a result, we will continue to account for our alternative investments consistent with the accounting policy in Note 1 of our 2009 Form 10-K.  See Note 4 for more detail regarding the consolidation of our VIEs.

Derivatives and Hedging Topic

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), to clarify the scope exception when evaluating an embedded credit derivative which may potentially require separate accounting.  Specifically, ASU 2010-11 states that only an embedded credit derivative feature related to the transfer of credit risk that is solely in the form of subordination of one financial instrument to another is not subject to further analysis as a potential embedded derivative under the Derivatives and Hedging Topic of the FASB Accounting Standards Codification TM (“ASC”).  Embedded credit derivatives which no longer qualify for the scope exception are subject to a bifurcation analysis.   The fair value option may be elected for investments within the scope of ASU 2010-11 on an instrument-by-instrument basis.  If the fair value option is not elected, preexisting contracts acquired, issued or subject to a remeasurement event on or after January 1, 2007 are within the scope of ASU 2010-11.  We adopted ASU 2010-11 at the beginning of the interim reporting period ended September 30, 2010.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Fair Value Measurements and Disclosures Topic

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires us to disclose additional information related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Future Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2009 Form 10-K.  We adopted the amendments in ASU 2010-06 effective January 1, 2010, and have prospectively included the required disclosures in Note 15.  The disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements are effective for reporting periods beginning after December 15, 2010, and as such, these disclosures will be included in the Notes to Consolidated Financial Statements effective January 1, 2011.

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

Future Adoption of New Accounting Standards

Financial Services – Insurance Industry Topic

In April 2010, the FASB issued ASU No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), to clarify a consolidation issue for insurance entities that hold a controlling interest in an investment fund either partially or completely through separate accounts.  ASU 2010-15 concludes that an insurance entity would not be required to consider interests held in separate accounts when determining whether or not to consolidate an investment fund, unless the separate account interest is held for the benefit of a related party.  If an investment fund is consolidated, the portion of the assets representing interests held in separate accounts would be recorded as a separate account asset with a corresponding separate account liability.  The remaining investment fund assets would be consolidated in the insurance entity’s general account.  ASU 2010-15 will be applied retrospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2010, with early application permitted.  We will adopt ASU 2010-15 effective January 1, 2011, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred which result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized.  Incremental costs related to unsuccessful attempts to acquire insurance contracts must be expensed as incurred.  Under ASU 2010-26, the capitalization criteria in the direct-response advertising guidance of the Other Assets and Deferred Costs Topic of the FASB ASC must be met in order to capitalize advertising costs.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted, and an entity may elect to apply the guidance prospectively or retrospectively.  We expect to adopt the provisions of ASU 2010-26 effective January 1, 2012, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), which will enhance and expand the financial statement disclosures related to this topic.  These amendments are focused on providing financial statement users with more information regarding the nature of the risk associated with financing receivables and how the assessment of the risk is used to estimate the allowance for credit losses.  In addition, expanded disclosures are required to provide financial statement users with more information regarding changes recognized during the reporting period to the allowance for credit losses.  The new disclosure requirements in ASU 2010-20 will primarily be effective for interim and annual reporting periods ending on or after December 15, 2010.  Disclosures that provide information about the activity during a reporting period, primarily in the allowance for credit losses and modifications of financing receivables, are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Comparative disclosures are not required for earlier reporting periods ending prior to the initial adoption date.  We are currently evaluating the disclosure requirements of ASU 2010-20, and will include the required disclosures in the Notes to Consolidated Financial Statements beginning with the reporting period ending December 31, 2010.  The disclosures related to activity that occurs during a reporting period will be included in the Notes to Consolidated Financial Statements beginning with the reporting period ending March 31, 2011.

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

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $78 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

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

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Discontinued Operations Before Disposal
Revenues:
Investment advisory fees - external	$-	$55	$-	$146
Investment advisory fees - internal	-	22	-	62
Other revenues and fees	-	23	-	66
Gain (loss) on sale of business	-	2	4	6
Total revenues	$-	$102	$4	$280

Income (loss) from discontinued operations before disposal,
before federal income taxes	$-	$12	$(13)	$29
Federal income tax expense (benefit)	-	5	(2)	13
Income (loss) from discontinued operations before disposal	-	7	(11)	16

Disposal
Gain (loss) on disposal, before federal income taxes	-	-	37	-
Federal income tax expense (benefit)	-	-	13	-
Gain (loss) on disposal	-	-	24	-
Income (loss) from discontinued operations	$-	$7	$13	$16

The income (loss) from discontinued operations for the nine months ended September 30, 2010, included final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007, and also reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

Discontinued Lincoln UK Operations

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

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$-	$17	$-	$41
Insurance fees	-	42	-	99
Net investment income	-	15	-	43
Realized gain (loss)	-	-	-	(1)
Total revenues	$-	$74	$-	$182

Income (loss) from discontinued operations before disposal,
before federal income taxes	$-	$16	$-	$38
Federal income tax expense (benefit)	-	6	-	13
Income (loss) from discontinued operations before disposal	-	10	-	25

Disposal
Gain (loss) on disposal, before federal income taxes	1	17	28	(220)
Federal income tax expense (benefit)	3	(38)	13	(105)
Gain (loss) on disposal	(2)	55	16	(115)
Income (loss) from discontinued operations	$(2)	$65	$16	$(90)

The income (loss) from discontinued operations for the three months ended September 30, 2010, related to an unfavorable tax return true-up from the prior year, partially offset by the estimated transaction cost being lower than anticipated.  In addition, the income (loss) from discontinued operations for the nine months ended September 30, 2010, included additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement, partially offset by the items mentioned above.

4.  Variable Interest Entities

Our involvement with VIEs is primarily to obtain financing and to invest in assets that allow us to gain exposure to a broadly diversified pool of corporate issuers.  The factors used to determine whether or not we are the primary beneficiary and must consolidate a VIE in which we hold a variable interest changed effective January 1, 2010, upon the adoption of new accounting guidance.  See “Consolidations Topic” in Note 2 for details.  Beginning January 1, 2010, we continuously analyze the primary beneficiary of our VIEs, to determine whether we are the primary beneficiary, by applying a qualitative approach to identify the variable interest that has the power to direct activities that most significantly impact the performance of the VIE and absorb losses or receive returns that could potentially be significant to the VIE.

Consolidated VIEs

We invested in the notes of two CLN structures (“Class 1 Notes”), which represent special purpose trusts that combine asset-backed securities with credit default swaps to produce multi-class structured securities.  There are also subordinated notes that are held by third parties (“Class 2 Notes”), and, together with the Class 1 Notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  As of December 31, 2009, these VIEs were not consolidated because under the previous accounting guidance, we were not the primary beneficiary of the VIEs because the Class 2 Notes absorbed the majority of the expected losses under the CLN structures.  The carrying value of the CLNs as of December 31, 2009, was recognized as a fixed maturity security within AFS on our Consolidated Balance Sheets.

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

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets as of September 30, 2010, was as follows:

	Number
	of	Notional	Carrying
	Instruments	Amounts	Value
Assets
Fixed maturity corporate asset-backed credit card loan securities (1)	N/A	$-	$585

Liabilities
Derivative instruments not designated and not qualifying as hedging instruments:
Credit default swaps (2)	2	$600	$254
Contingent forwards (2)	2	-	(8)
Total derivative instruments not designated and not qualifying as
hedging instruments	4	600	246
Federal income tax (2)	N/A	-	(90)
Total liabilities	4	$600	$156

(1)	Reported in VIEs' fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs' liabilities on our Consolidated Balance Sheets.

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

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Derivative Instruments Not Designated and Not Qualifying as Hedging
Instruments
Credit default swaps (1)	$55	$(14)
Contingent forwards (1)	(4)	(7)
Total derivative instruments not designated and not qualifying as hedging instruments	$51	$(21)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

LNL invested the proceeds of $600 million received for issuing two funding agreements in 2006 and 2007 into the Class 1 Notes of the two CLN structures we are consolidating, and this balance was reported in other contract holder funds on our Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009.  As of December 31, 2009, the CLNs were included in fixed maturity AFS securities on our Consolidated Balance Sheets.

The following summarizes information regarding the CLN structures (dollars in millions) as of September 30, 2010:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B-	Ba2
Current rating of underlying collateral pool	AA+-B	Aaa-B1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	23

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment as of September 30, 2010.

As described more fully in Note 1 of our 2009 10-K, we regularly review our investment holdings for other-than-temporary impairments (“OTTIs”).  Based upon this review, we believe that the fixed maturity corporate asset-backed credit card loan securities were not other-than-temporarily impaired as of September 30, 2010.

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of September 30, 2010:

Industry	AAA	AA	A	BBB	BB	B	Total
Telecommunications	0.0%	0.0%	6.4%	3.7%	1.1%	0.0%	11.2%
Financial intermediaries	0.4%	4.0%	6.2%	0.5%	0.0%	0.0%	11.1%
Oil and gas	0.0%	1.0%	1.2%	4.1%	0.0%	0.0%	6.3%
Utilities	0.0%	0.0%	3.1%	1.4%	0.0%	0.0%	4.5%
Chemicals and plastics	0.0%	0.0%	2.4%	1.2%	0.3%	0.0%	3.9%
Drugs	0.3%	2.2%	1.2%	0.0%	0.0%	0.0%	3.7%
Retailers (except food and drug)	0.0%	0.0%	0.6%	1.8%	1.1%	0.0%	3.5%
Industrial equipment	0.0%	0.0%	3.0%	0.3%	0.0%	0.0%	3.3%
Sovereign	0.0%	0.6%	1.6%	1.0%	0.0%	0.0%	3.2%
Food products	0.0%	0.3%	1.8%	1.1%	0.0%	0.0%	3.2%
Conglomerates	0.0%	2.7%	0.5%	0.0%	0.0%	0.0%	3.2%
Forest products	0.0%	0.0%	0.0%	1.6%	1.4%	0.0%	3.0%
Other industry < 3% (28 industries)	0.0%	2.0%	15.4%	17.6%	3.7%	1.2%	39.9%
Total by industry	0.7%	12.8%	43.4%	34.3%	7.6%	1.2%	100.0%

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$48,248	$5,217	$470	$86	$52,909
U.S. Government bonds	188	30	-	-	218
Foreign government bonds	476	52	3	-	525
MBS:
CMOs	5,913	405	120	162	6,036
MPTS	3,167	148	-	-	3,315
CMBS	2,275	118	250	-	2,143
ABS CDOs	175	16	21	9	161
State and municipal bonds	2,769	200	8	-	2,961
Hybrid and redeemable preferred securities	1,523	67	142	-	1,448
VIEs' fixed maturity securities	568	17	-	-	585
Total fixed maturity securities	65,302	6,270	1,014	257	70,301

Equity Securities
Banking securities	60	-	4	-	56
Insurance securities	33	2	-	-	35
Other financial services securities	18	12	-	-	30
Other securities	63	21	-	-	84
Total equity securities	174	35	4	-	205
Total AFS securities	$65,476	$6,305	$1,018	$257	$70,506

	As of December 31, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$44,307	$2,260	$1,117	$71	$45,379
U.S. Government bonds	186	13	4	-	195
Foreign government bonds	488	26	9	-	505
MBS:
CMOs	6,112	258	307	157	5,906
MPTS	3,028	64	26	-	3,066
CMBS	2,436	49	354	-	2,131
ABS:
CDOs	189	11	33	9	158
CLNs	600	-	278	-	322
State and municipal bonds	2,009	14	55	-	1,968
Hybrid and redeemable preferred securities	1,402	36	250	-	1,188
Total fixed maturity securities	60,757	2,731	2,433	237	60,818

Equity Securities
Banking securities	266	-	119	-	147
Insurance securities	44	2	-	-	46
Other financial services securities	22	12	6	-	28
Other securities	50	7	-	-	57
Total equity securities	382	21	125	-	278
Total AFS securities	$61,139	$2,752	$2,558	$237	$61,096

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of September 30, 2010
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,485	$2,542
Due after one year through five years	12,140	13,133
Due after five years through ten years	19,241	21,435
Due after ten years	19,906	21,536
Subtotal	53,772	58,646
MBS	11,355	11,494
CDOs	175	161
Total fixed maturity AFS securities	$65,302	$70,301

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$1,257	$134	$2,131	$422	$3,388	$556
Foreign government bonds	-	-	8	3	8	3
MBS:
CMOs	332	128	867	154	1,199	282
CMBS	27	-	346	250	373	250
ABS CDOs	13	3	127	27	140	30
State and municipal bonds	53	1	33	7	86	8
Hybrid and redeemable
preferred securities	46	7	720	135	766	142
Total fixed maturity securities	1,728	273	4,232	998	5,960	1,271

Equity Securities
Banking securities	56	4	-	-	56	4
Total equity securities	56	4	-	-	56	4
Total AFS securities	$1,784	$277	$4,232	$998	$6,016	$1,275

Total number of AFS securities in an unrealized loss position						893

	As of December 31, 2009
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$4,375	$236	$5,795	$952	$10,170	$1,188
U.S. Government bonds	44	4	3	-	47	4
Foreign government bonds	34	-	46	9	80	9
MBS:
CMOs	404	159	929	305	1,333	464
MPTS	1,293	14	81	12	1,374	26
CMBS	153	13	656	341	809	354
ABS:
CDOs	9	7	128	35	137	42
CLNs	-	-	322	278	322	278
State and municipal bonds	1,203	46	54	9	1,257	55
Hybrid and redeemable
preferred securities	105	5	819	245	924	250
Total fixed maturity securities	7,620	484	8,833	2,186	16,453	2,670

Equity Securities
Banking securities	124	119	-	-	124	119
Other financial services securities	4	6	-	-	4	6
Total equity securities	128	125	-	-	128	125
Total AFS securities	$7,748	$609	$8,833	$2,186	$16,581	$2,795

Total number of AFS securities in an unrealized loss position						1,735

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools that are most at risk of impairment based on factors discussed in Note 1 in our 2009 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of September 30, 2010
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$2,351	$1,783	$568
AFS securities backed by pools of commercial mortgages	670	402	268
Total	$3,021	$2,185	$836

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,333	$1,765	$568
AFS securities backed by pools of commercial mortgages	189	65	124
Total	$2,522	$1,830	$692

	As of December 31, 2009
	Amortized	Fair Value	Unrealized
	Cost		Loss
Total
AFS securities backed by pools of residential mortgages	$4,316	$3,388	$928
AFS securities backed by pools of commercial mortgages	1,220	841	379
Total	$5,536	$4,229	$1,307

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,858	$1,948	$910
AFS securities backed by pools of commercial mortgages	311	164	147
Total	$3,169	$2,112	$1,057

For the nine months ended September 30, 2010, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $114 million, pre-tax, and before associated amortization expense for DAC, VOBA, DSI and deferred front-end loads (“DFEL”), of which $25 million was recognized in OCI and $89 million was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$174	$65	$-	46
Six months or greater, but less than nine months	33	17	-	11
Nine months or greater, but less than twelve months	13	5	2	13
Twelve months or greater	1,061	643	207	252
Total	$1,281	$730	$209	322

	As of December 31, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$434	$130	$4	81
Six months or greater, but less than nine months	118	61	-	25
Nine months or greater, but less than twelve months	427	165	100	96
Twelve months or greater	1,800	1,426	124	310
Total	$2,779	$1,782	$228	512

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities as of December 31, 2009, decreased $1.5 billion.  This change was attributable to a decline in overall market yields, which was driven, in part, by improved credit fundamentals (i.e., market improvement and narrowing credit spreads).  As discussed further below, we believe the unrealized loss position as of September 30, 2010, does not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of September 30, 2010, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2010, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of September 30, 2010, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of September 30, 2010, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance as of beginning-of-period	$293	$132	$268	$31
Increases attributable to:
Credit losses on securities for which an OTTI
was not previously recognized	6	32	7	127
Credit losses on securities for which an OTTI
was previously recognized	14	64	53	100
Decreases attributable to:
Securities sold	(6)	(6)	(21)	(6)
Amounts recognized in net income (loss)	-	-	-	(30)
Balance as of end-of-period	$307	$222	$307	$222

During the three and nine months ended September 30, 2010, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of September 30, 2010
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$199	$2	$80	$121	$53
MBS CMOs	495	3	133	365	254
Total	$694	$5	$213	$486	$307

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 30% and 29% of mortgage loans as of September 30, 2010, and December 31, 2009, respectively.  The number of impaired mortgage loans and the carrying value of impaired mortgage loans (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Number of impaired mortgage loans	8	9

Impaired mortgage loans	$63	$56
Valuation allowance associated with impaired mortgage loans	(12)	(22)
Carrying value of impaired mortgage loans	$51	$34

The average carrying value on the impaired mortgage loans (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average carrying value for impaired loans	$61	$58	$53	$28

For the three and nine months ended September 30, 2010, we have recognized and collected $1 million and $2 million, respectively, of interest income on impaired mortgage loans.  For the three and nine months ended September 30, 2009, we did not recognize or collect interest income on impaired mortgage loans.

Alternative Investments

As of September 30, 2010, and December 31, 2009, alternative investments included investments in approximately 96 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity AFS securities:
Gross gains	$12	$23	$96	$110
Gross losses	(61)	(166)	(174)	(579)
Equity AFS securities:
Gross gains	3	-	9	4
Gross losses	-	(8)	(4)	(16)
Gain (loss) on other investments	(2)	2	(33)	(58)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	22	25	20	128
Total realized gain (loss) related to certain investments	$(26)	$(124)	$(86)	$(411)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OTTI Recognized in Net Income (Loss)
Fixed Maturity Securities
Corporate bonds	$(34)	$(29)	$(80)	$(187)
MBS:
CMOs	(16)	(70)	(52)	(213)
CMBS	(4)	-	(4)	-
ABS CDOs	-	(10)	(1)	(39)
Hybrid and redeemable preferred securities	-	(17)	(5)	(18)
Total fixed maturity securities	(54)	(126)	(142)	(457)

Equity Securities
Other financial services securities	-	(8)	(3)	(10)
Other securities	-	-	-	(6)
Total equity securities	-	(8)	(3)	(16)
Gross OTTI recognized in net income (loss)	(54)	(134)	(145)	(473)
Associated amortization of DAC, VOBA,
DSI and DFEL	8	54	35	154
Net OTTI recognized in net income (loss),
pre-tax	$(46)	$(80)	$(110)	$(319)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$62	$97	$84	$338
Change in DAC, VOBA, DSI and DFEL	(9)	(29)	(7)	(79)
Net portion of OTTI recognized in OCI, pre-tax	$53	$68	$77	$259

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of September 30, 2010, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2010, 95% of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2010, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.6 billion and a fair value of $2.4 billion.  As of September 30, 2010, 78% of the fair value of our ABS CDO portfolio was rated investment grade.  As of September 30, 2010, the portion of our ABS CDO portfolio rated below investment grade had an amortized cost of $43 million and fair value $36 million.  Based upon the analysis discussed above, we believed as of September 30, 2010, that we would recover the amortized cost of each corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the nine months ended September 30, 2010, the recovery as a percentage of amortized cost was 81% for corporate bonds and 0% for ABS CDOs.

Determination of Credit Losses on MBS

As of September 30, 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% severity with higher severity assumed for investor properties and further housing price depreciation.

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$1,670	$1,670	$617	$617
Securities pledged under securities lending agreements (2)	200	191	501	479
Securities pledged under reverse repurchase agreements (3)	280	293	344	359
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	317	361	345	386
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	109	100	111
Total payables for collateral on investments	$2,567	$2,624	$1,907	$1,952

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2010	2009
Collateral payable held for derivative investments	$1,053	$(2,095)
Securities pledged under securities lending agreements	(301)	267
Securities pledged under reverse repurchase agreements	(64)	(126)
Securities pledged for TALF	(28)	388
Securities pledged for FHLBI	-	100
Total increase (decrease) in payables for collateral on investments	$660	$(1,466)

Investment Commitments

As of September 30, 2010, our investment commitments for fixed maturity AFS securities were $729 million, which included $338 million of LPs, $53 million of standby commitments to purchase real estate upon completion and leasing, $213 million of private placements and $125 million of mortgage loans.

Concentrations of Financial Instruments

As of September 30, 2010, and December 31, 2009, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.3 billion and $4.8 billion, or 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $3.0 billion, or 3% and 4% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of September 30, 2010, and December 31, 2009, our most significant investment in one industry was our investment securities in the CMO industry with a fair value of $6.9 billion, or 8% and 9% of the invested assets portfolios, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount, as such, this amount will not agree to the AFS securities table above.

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

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of September 30, 2010, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  We also had embedded derivatives that did not qualify as hedging instruments and derivative instruments that were economic hedges, but were not designed to meet the requirements to be accounted for as a hedge.  See Note 1 in our 2009 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

See Note 15 for additional disclosures related to the fair value of our financial instruments and see Note 4 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (dollars in millions) were as follows:

	As of September 30, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	151	$926	$35	$(152)	$-	$-
Forward-starting interest rate swap
agreements (1)	1	75	1	-	-	-
Foreign currency swaps (1)	13	340	48	(8)	-	-
Total cash flow hedges	165	1,341	84	(160)	-	-
Fair value hedges:
Interest rate swap agreements (2)	11	1,675	196	-	-	(196)
Total fair value hedges	11	1,675	196	-	-	(196)
Total derivative instruments
designated and qualifying as
hedging instruments	176	3,016	280	(160)	-	(196)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	3	150	-	-	-	-
Interest rate futures (1)	19,628	2,666	-	-	-	-
Equity futures (1)	19,635	1,223	-	-	-	-
Interest rate swap agreements (1)	98	8,179	424	(471)	-	-
Credit default swaps (3)	9	145	-	-	-	(18)
Total return swaps (1)	11	1,100	-	(70)	-	-
Put options (1)	148	5,540	1,543	-	-	-
Call options (based on S&P 500) (1)	543	3,959	238	-	-	-
Variance swaps (1)	45	27	95	(14)	-	-
Currency futures (1)	1,239	171	-	-	-	-
Consumer price index swaps (1)	100	55	-	(4)	-	-
Interest rate cap corridors (1)	68	7,750	29	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(338)
Indexed annuity contracts (4)	129,080	-	-	-	-	(456)
GLB embedded derivative reserves (4)	295,072	-	-	-	371	(1,852)
Reinsurance related embedded
derivatives (5)	-	-	-	-	-	(132)
AFS securities embedded derivatives (1)	1	-	14	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	465,686	30,965	2,343	(559)	371	(2,796)
Total derivative instruments	465,862	$33,981	$2,623	$(719)	$371	$(2,992)

	As of December 31, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	85	$620	$24	$(45)	$-	$-
Foreign currency swaps (1)	13	340	33	(19)	-	-
Total cash flow hedges	98	960	57	(64)	-	-
Fair value hedges:
Interest rate swap agreements (2)	1	375	54	-	-	(54)
Equity collars (1)	1	49	135	-	-	-
Total fair value hedges	2	424	189	-	-	(54)
Total derivative instruments
designated and qualifying as
hedging instruments	100	1,384	246	(64)	-	(54)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	20	1,000	-	-	-	-
Interest rate futures (1)	19,073	2,333	-	-	-	-
Equity futures (1)	21,149	1,147	-	-	-	-
Interest rate swap agreements (1)	81	6,232	63	(349)	-	-
Foreign currency forwards (1)	19	1,016	12	(110)	-	-
Credit default swaps (3)	14	220	-	-	-	(65)
Total return swaps (1)	2	156	-	-	-	-
Put options (1)	114	4,093	934	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	559	3,440	215	-	-	-
Variance swaps (1)	36	26	66	(22)	-	-
Currency futures (1)	3,664	505	-	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(332)
Indexed annuity contracts (4)	108,119	-	-	-	-	(419)
GLB embedded derivative reserves (4)	261,309	-	-	-	308	(984)
Reinsurance related embedded
derivatives (5)	-	-	-	-	-	(31)
AFS securities embedded derivatives (1)	2	-	19	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	414,168	20,177	1,309	(481)	308	(1,831)
Total derivative instruments	414,268	$21,561	$1,555	$(545)	$308	$(1,885)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	The asset is reported in derivative investments and the liability in long-term debt on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.
(5)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative financial instruments (in millions) was as follows:

	Remaining Life as of September 30, 2010
	Less Than	1 – 5	5 – 10	10 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$24	$84	$264	$540	$14	$926
Forward-starting interest rate swap agreements	-	-	75	-	-	75
Foreign currency swaps	-	94	165	81	-	340
Total cash flow hedges	24	178	504	621	14	1,341
Fair value hedges:
Interest rate swap agreements	-	800	-	875	-	1,675
Total fair value hedges	-	800	-	875	-	1,675
Total derivative instruments designated
and qualifying as hedging instruments	24	978	504	1,496	14	3,016
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements	150	-	-	-	-	150
Interest rate futures	2,666	-	-	-	-	2,666
Equity futures	1,223	-	-	-	-	1,223
Interest rate swap agreements	220	1,819	1,719	4,357	64	8,179
Credit default swaps	-	40	105	-	-	145
Total return swaps	850	250	-	-	-	1,100
Put options	-	1,764	3,751	25	-	5,540
Call options (based on S&P 500)	3,192	767	-	-	-	3,959
Variance swaps	-	2	25	-	-	27
Currency futures	171	-	-	-	-	171
Consumer price index swaps	4	15	15	19	2	55
Interest rate cap corridors	-	-	7,750	-	-	7,750
Total derivative instruments not designated
and not qualifying as hedging instruments	8,476	4,657	13,365	4,401	66	30,965
Total derivative instruments
with notional amounts	$8,500	$5,635	$13,869	$5,897	$80	$33,981

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate swap agreements	(91)	23
Foreign currency swaps	20	(18)
Treasury locks	(29)	-
Fair value hedges:
Interest rate swap agreements	3	3
Equity collars	-	(28)
Net investment in foreign subsidiary	-	(61)
Change in foreign exchange rate adjustment	8	(31)
Change in DAC, VOBA, DSI and DFEL	(10)	17
Income tax benefit (expense)	35	(16)
Less:
Reclassification adjustment for gains (losses) included in net income:
Cash flow hedges:
Interest rate swap agreements (1)	5	2
Foreign currency swaps (1)	2	1
Treasury locks (2)	3	-
Fair value hedges:
Interest rate swap agreements (2)	3	3
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1
Income tax benefit (expense)	(4)	(2)
Balance as of end-of-period	$(61)	$11

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Derivative Instruments Designated and Qualifying as
Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$(3)	$-	$5	$2
Foreign currency swaps (1)	1	1	2	2
Total cash flow hedges	(2)	1	7	4
Fair value hedges:
Interest rate swap agreements (2)	12	5	29	12
Equity collars (3)	15	-	15	-
Total fair value hedges	27	5	44	12
Total derivative instruments designated
and qualifying as hedging instruments	25	6	51	16
Derivative Instruments Not Designated and Not
Qualifying as Hedging Instruments
Interest rate futures (3)	134	(3)	348	(586)
Equity futures (3)	(184)	(285)	(172)	(599)
Interest rate swap agreements (3)	10	93	313	(686)
Foreign currency forwards (1)	-	(36)	43	(119)
Credit default swaps (1)	12	(13)	4	(36)
Total return swaps (4)	(110)	19	(59)	28
Put options (3)	(148)	(116)	235	(526)
Call options (based on S&P 500) (3)	70	48	27	50
Variance swaps (3)	(56)	5	38	(78)
Currency futures (3)	(8)	9	(15)	7
Consumer price index swaps (3)	(4)	-	(4)	-
Interest rate cap corridors (3)	(4)	-	(15)	-
Embedded derivatives:
Deferred compensation plans (4)	(14)	(27)	(14)	(49)
Indexed annuity contracts (3)	(70)	(58)	(19)	(50)
GLB embedded derivative reserves (3)	188	(29)	(805)	1,803
Reinsurance related embedded derivatives (3)	(40)	(85)	(102)	(70)
AFS securities embedded derivatives (1)	1	1	-	4
Total derivative instruments not designated and not
qualifying as hedging instruments	(223)	(477)	(197)	(907)
Total derivative instruments	$(198)	$(471)	$(146)	$(891)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The location in the Consolidated Statements of Income (Loss) where the gains (losses) are recorded for each of the derivative instruments discussed below is specified in the table above.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ineffective portion recognized in realized gain (loss)	$-	$-	$-	$(1)
Gain (loss) recognized as a component of OCI with the offset to
net investment income	(3)	(1)	7	3

As of September 30, 2010, $18 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three and nine months ended September 30, 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

As of September 30, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps to hedge our exposure to interest rate fluctuations related to the forecasted purchase of certain AFS securities.  The gains or losses resulting from the swap agreements are recorded in OCI.  The gains or losses are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased.  The gains or losses are reported within net investment income on our Consolidated Statements of Income (Loss).

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

As of September 30, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

We designate and account for interest rate swap agreements and equity collars as fair value hedges, when they have met the requirements of the Derivatives and Hedging Topic of the FASB ASC.  Information related to our fair value hedges (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ineffective portion recognized in realized gain (loss)	$-	$1	$1	$1
Gain (loss) recognized as a component of OCI with the offset to
interest expense	1	1	3	3

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

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  The equity collar was structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option.  This structure effectively protected us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciates over the time of the transaction.  With the equity collar in place, we were able to pledge the BOA stock as collateral, which then allowed us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes. On the scheduled settlement date, September 7, 2010, we settled the equity collar by delivering four million shares of BOA stock, which resulted in a $15 million gain, reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

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

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of September 30, 2010
			Credit
			Rating of
	Reason	Nature	Under-	Number		Maximum
	for	of	lying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB+	3	(12)	65
03/20/2017 (4)	(5)	(6)	BBB-	2	(6)	40
				9	$(18)	$145

As of December 31, 2009
			Credit
			Rating of
	Reason	Nature	Under-	Number		Maximum
	for	of	lying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
03/20/2010 (3)	(7)	(6)	A-	1	$-	$10
06/20/2010 (3)	(7)	(6)	A	1	-	10
12/20/2012 (3)	(5)	(6)	BBB+	4	-	40
12/20/2016 (4)	(5)	(6)	B-	2	(19)	48
03/20/2017 (4)	(5)	(6)	BB+	6	(46)	112
				14	$(65)	$220

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P, and Fitch Ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders, prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter party of the consolidated VIEs as discussed in Note 4.
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(7)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Maximum potential payout	$145	$220
Less:
Counterparty thresholds	10	30
Maximum collateral potentially required to post	$135	$190

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $8 million as of September 30, 2010, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

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

Guaranteed Living Benefit (“GLB”) Embedded Derivative Reserves

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  As of September 30, 2010, we had $27.8 billion of account values that were attributable to variable annuities with a GWB feature and $10.5 billion of account values that were attributable to variable annuities with a GIB feature.

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

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2010, the nonperformance risk adjustment was $11 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2010, the exposure was $171 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2010		As of December 31, 2009
		Collateral		Collateral
	Collateral	Posted by	Collateral	Posted by
S&P	Posted by	LNC	Posted by	LNC
Credit	Counterparty	(Held by	Counterparty	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	party)	LNC)	party)
AAA	$29	$-	$3	$-
AA	182	-	140	-
AA-	107	-	272	(17)
A+	813	(64)	171	(13)
A	703	(74)	331	(240)
	$1,834	$(138)	$917	$(270)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 18% and 23% for the three and nine months ended September 30, 2010, respectively.  The effective tax rate was 22% for the nine months ended September 30, 2009.  Because the pre-tax income of $62 million resulted in a tax benefit of $19 million for the three months ended September 30, 2009, the effective tax rate was not meaningful. The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.  In addition, during the nine months ended September 30, 2009, the effective tax rate was also impacted as a result of the goodwill impairment related to our Retirement Solutions – Annuities reporting segment, which did not have a corresponding tax effect.

Federal income tax expense for the first nine months of 2010 included a decrease of $13 million related to favorable adjustments from the 2009 tax return, filed in the third quarter of 2010, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.   Federal income tax benefit for the first nine months of 2009 included an increase of $60 million related to favorable adjustments from the 2008 tax return, filed in the first quarter of 2009, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.

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

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
Balance as of beginning-of-year	$7,424	$7,640
Transfer of business to a third party	-	(37)
Deferrals	1,179	1,168
Amortization, net of interest:
Prospective unlocking - assumption changes	(26)	(15)
Prospective unlocking - model refinements	183	-
Retrospective unlocking	41	3
Other amortization, net of interest	(676)	(537)
Adjustment related to realized (gains) losses	(32)	76
Adjustment related to unrealized (gains) losses	(1,223)	(1,199)
Balance as of end-of-period	$6,870	$7,099

Changes in VOBA (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
Balance as of beginning-of-year	$2,086	$3,762
Transfer of business to a third party	-	(255)
Deferrals	19	24
Amortization:
Prospective unlocking - assumption changes	(40)	(20)
Prospective unlocking - model refinements	(30)	-
Retrospective unlocking	-	(41)
Other amortization	(270)	(259)
Accretion of interest	68	79
Adjustment related to realized (gains) losses	2	32
Adjustment related to unrealized (gains) losses	(787)	(1,239)
Balance as of end-of-period	$1,048	$2,083

Changes in DSI (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
Balance as of beginning-of-year	$323	$263
Deferrals	53	55
Amortization, net of interest:
Prospective unlocking - assumption changes	2	-
Retrospective unlocking	6	2
Other amortization, net of interest	(43)	(26)
Adjustment related to realized (gains) losses	(8)	11
Adjustment related to unrealized (gains) losses	(64)	-
Balance as of end-of-period	$269	$305

Changes in DFEL (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2010	2009
Balance as of beginning-of-year	$1,338	$1,019
Transfer of business to a third party	-	(11)
Deferrals	411	344
Amortization, net of interest:
Prospective unlocking - assumption changes	(53)	(22)
Prospective unlocking - model refinements	62	-
Retrospective unlocking	(14)	(14)
Other amortization, net of interest	(126)	(94)
Adjustment related to realized gains (losses)	(4)	(4)
Adjustment related to unrealized gains (losses)	(312)	2
Balance as of end-of-period	$1,302	$1,220

9.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	September 30,	December 31,
	2010	2009
Return of Net Deposits
Total account value	$48,683	$44,712
Net amount at risk (1)	1,413	1,888
Average attained age of contract holders	58 years	57 years
Minimum Return
Total account value (2)	$183	$203
Net amount at risk (1)	56	65
Average attained age of contract holders	70 years	69 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$22,179	$21,431
Net amount at risk (1)	3,290	4,021
Average attained age of contract holders	66 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing September 30, 2010, to December 31, 2009, was attributable primarily to the rise in equity markets and associated increase in the account values.

(2)	The decrease in total account value when comparing September 30, 2010, to December 31, 2009, was attributable primarily to an increase in contract surrender rates.

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

	For the Nine
	Months Ended
	September 30,
	2010	2009
Balance as of beginning-of-year	$71	$277
Changes in reserves	59	(39)
Benefits paid	(68)	(150)
Balance as of end-of-period	$62	$88

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Asset Type
Domestic equity	$33,892	$32,489
International equity	13,046	12,379
Bonds	12,100	9,942
Money market	7,372	6,373
Total	$66,410	$61,183

Percent of total variable annuity separate account values	98%	97%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 41% of permanent life insurance in force as of September 30, 2010, and approximately 47% and 53% of total sales for these products for the three and nine months ended September 30, 2010.

10.  Short-Term and Long-Term Debt

Commercial Paper, Credit Facilities and Letters of Credit (“LOCs”)

Commercial paper, credit facilities and LOC debt programs (in millions) were as follows:

		As of September 30, 2010
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350
364-day revolving credit facility	Jun-11	500	-	(2)
Four-year revolving credit facility	Jun-14	1,500	-
Ten-year LOC facility	Dec-19	550	-
Total		$3,180	$350

LOCs issued			$2,021

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding.  We have pledged securities, included in fixed maturity AFS securities on our Consolidated Balance Sheets, that are associated with this credit facility.

(2)
As of September 30, 2010, we had commercial paper outstanding of $100 million backed by this facility, which reduced our available credit facility by a corresponding amount, but did not represent loans borrowed from the credit facility.

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

Effective as of June 9, 2010, the credit facility replaced our existing five-year revolving credit facility, under which the commitments were set to expire in the first quarter of 2011.  The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility (other than net proceeds used to repay investments to the U.S. Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program (“CPP”)); and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of September 30, 2010, we were in compliance with all such covenants.

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

11.  Contingencies and Commitments

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

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005.  The plaintiffs are seeking substantial compensatory and punitive damages.  The complaint alleges breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment, conspiracy and declaratory judgment, in connection with Delaware Investment Advisers’ hiring of certain portfolio management personnel from the plaintiffs.  We and the individual defendants dispute the allegations and are vigorously defending these actions.  Non-binding mediation has been scheduled in this matter for the fourth quarter of 2010, and the trial has been scheduled to begin in the first quarter 2011.  As part of the purchase and sale agreement for Delaware described in Note 3, we agreed to retain control of and responsibility for this litigation.  Additionally, we have agreed to reimburse MBL for any expenses that may be incurred by Delaware in connection with this matter.

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

As of September 30, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $53 million and $220 million, respectively.  During the first nine months of 2010, we funded commitments of $142 million and recorded a loss of $8 million reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

During 2009, we suspended the practice of entering into new standby real estate commitments.

12.  Shares and Stockholders’ Equity

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Series A Preferred Stock
Balance as of beginning-of-period	11,365	11,557	11,497	11,565
Conversion of convertible preferred stock (1)	(451)	(10)	(583)	(18)
Balance as of end-of-period	10,914	11,547	10,914	11,547

Series B Preferred Stock
Balance as of beginning-of-period	-	-	950,000	-
Issuance (redemption) of Series B preferred stock	-	950,000	(950,000)	950,000
Balance as of end-of-period	-	950,000	-	950,000

Common Stock
Balance as of beginning-of-period	316,662,480	302,093,017	302,223,281	255,869,859
Stock issued	-	-	14,137,615	46,000,000
Conversion of convertible preferred stock (1)	7,216	160	9,328	288
Stock compensation/issued for benefit plans	84,385	12,070	401,950	284,637
Retirement/cancellation of shares	-	(31,378)	(18,093)	(80,915)
Balance as of end-of-period	316,754,081	302,073,869	316,754,081	302,073,869

Common stock as of end-of-period:
Assuming conversion of preferred stock	316,928,705	302,258,621	316,928,705	302,258,621
Diluted basis	324,290,798	311,845,511	324,290,798	311,845,511

(1)	Represents the conversion of Series A preferred stock into common stock.

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

Public Offering and Sale of Warrant Held by U.S. Treasury

On September 22, 2010, the U.S. Treasury closed an underwritten secondary public offering of 13,049,451 warrants issued in connection with our participation in CPP, each representing the right to purchase one share of our common stock, no par value per share.  The warrants have an exercise price of $10.92, subject to adjustment, and expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”  We did not receive any of the proceeds of the warrant offering; however, we paid $48 million, reported within common stock on our Consolidated Balance Sheets, to purchase 2,899,159 warrants at auction, which were subsequently canceled.

Common Stock Issued

On June 18, 2010, we closed on the issuance and sale of 14,137,615 shares of common stock at a price of $27.25 per share.

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average shares, as used in basic calculation	316,726,409	301,803,107	307,863,690	272,651,819
Shares to cover exercise of outstanding warrants	12,791,748	11,786,601	12,963,550	3,928,867
Shares to cover conversion of preferred stock	175,095	184,787	180,101	184,931
Shares to cover non-vested stock	584,206	568,933	602,443	525,534
Average stock options outstanding during the period	580,067	577,045	728,250	295,438
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(5,805,269)	(5,909,851)	(5,416,234)	(1,969,950)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(383,607)	(386,354)	(478,222)	(207,216)
Shares repurchaseable from measured but
unrecognized stock option expense	(97,164)	(160,867)	(150,846)	(55,922)
Average deferred compensation shares (1)	1,112,284	1,576,482	1,221,257	1,563,073
Weighted-average shares, as used in diluted
calculation (2)	325,683,769	310,039,883	317,513,989	276,916,574

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

Due to the effect of equity classification being more dilutive to our diluted EPS calculation, the numerator used in the calculation was adjusted down by $1 million and $3 million, for the removal of the favorable mark-to-market adjustment included in net income attributable to deferred units of LNC stock in our non-director deferred compensation plans for the three and nine months ended September 30, 2010, respectively.

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2010	2009
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$49	$(2,654)
Cumulative effect from adoption of new accounting standards	181	(84)
Unrealized holding gains (losses) arising during the period	4,742	6,471
Change in foreign currency exchange rate adjustment	(5)	26
Change in DAC, VOBA, DSI and other contract holder funds	(1,799)	(2,465)
Income tax benefit (expense)	(1,053)	(1,428)
Less:
Reclassification adjustment for gains (losses) included in net income	(73)	(481)
Reclassification adjustment for gains (losses) on derivatives included in net income	135	(48)
Associated amortization of DAC, VOBA, DSI and DFEL	21	127
Income tax benefit (expense)	(29)	141
Balance as of end-of-period	$2,061	$127
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(115)	$-
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(18)
Gross OTTI recognized in OCI during the period	(84)	(338)
Change in DAC, VOBA, DSI and DFEL	7	79
Income tax benefit (expense)	27	91
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	64	113
Change in DAC, VOBA, DSI and DFEL	(12)	(14)
Income tax benefit (expense)	(18)	(35)
Balance as of end-of-period	$(131)	$(122)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Unrealized holding gains (losses) arising during the period	(97)	(81)
Change in foreign currency exchange rate adjustment	8	(31)
Change in DAC, VOBA, DSI and DFEL	(10)	17
Income tax benefit (expense)	35	(16)
Less:
Reclassification adjustment for gains (losses) included in net income	13	6
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	1
Income tax benefit (expense)	(4)	(2)
Balance as of end-of-period	$(61)	$11
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$3	$6
Foreign currency translation adjustment arising during the period	(1)	98
Income tax benefit (expense)	-	(36)
Balance as of end-of-period	$2	$68
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(210)	$(282)
Adjustment arising during the period	2	(34)
Income tax benefit (expense)	(1)	12
Balance as of end-of-period	$(209)	$(304)

13.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total realized gain (loss) related to certain investments (1)	$(26)	$(124)	$(86)	$(411)
Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs, and
trading securities (2)	105	59	72	50
Indexed annuity net derivative results (3):
Gross gain (loss)	1	(9)	8	-
Associated amortization of DAC, VOBA, DSI and DFEL	-	5	(3)	-
Guaranteed living benefits (4):
Gross gain (loss)	36	(216)	117	(450)
Associated amortization of DAC, VOBA, DSI and DFEL	(27)	3	(53)	(16)
Guaranteed death benefits (5):
Gross gain (loss)	(52)	(97)	(38)	(203)
Associated amortization of DAC, VOBA, DSI and DFEL	6	13	5	24
Realized gain (loss) on sale of subsidiaries/businesses	-	-	-	1
Total realized gain (loss)	$43	$(366)	$22	$(1,005)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

14.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees, agents and directors that provide for the issuance of various equity awards including stock options, stock incentive awards (“performance shares”), salary paid in shares of our common stock (“salary shares”), SARs, restricted stock, restricted stock units and deferred stock units.  In addition, while we were under CPP, we complied with enhanced compensation restrictions for certain executives and employees in granting compensation to those employees.  These compensation restrictions ceased to apply after our repurchase of the Series B preferred shares from the U.S. Treasury as discussed in Note 12.

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Awards
10-year LNC stock options	-	208,491
Restricted stock units	39,812	683,889
SARs	-	119,850
Salary shares	30,578	106,663
Non-employee:
Agent stock options	-	97,636
Director stock options	-	29,183
Director deferred stock units	8,897	24,718

15.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$69,716	$69,716	$60,818	$60,818
VIEs' fixed maturity securities	585	585	-	-
Equity securities	205	205	278	278
Trading securities	2,711	2,711	2,505	2,505
Mortgage loans on real estate	6,799	7,464	7,178	7,316
Derivative investments	1,904	1,904	1,010	1,010
Other investments	1,096	1,096	1,057	1,057
Cash and invested cash	3,547	3,547	4,025	4,025
Separate account assets	78,576	78,576	73,500	73,500
Liabilities
Future contract benefits:
Indexed annuity contracts	(456)	(456)	(419)	(419)
GLB embedded derivative reserves	(1,481)	(1,481)	(676)	(676)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,101)	(1,101)	(940)	(940)
Account value of certain investment contracts	(26,032)	(27,398)	(24,114)	(24,323)
Short-term debt (1)	(101)	(101)	(350)	(349)
Long-term debt	(5,943)	(5,916)	(5,050)	(4,759)
Reinsurance related embedded derivatives	(132)	(132)	(31)	(31)
VIEs' liabilities - derivative instruments	(246)	(246)	-	-
Other liabilities:
Deferred compensation plans	(338)	(338)	(332)	(332)
Credit default swaps	(18)	(18)	(65)	(65)

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2009, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2010, and December 31, 2009, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2010, or December 31, 2009, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described in Note 1 in our 2009 Form 10-K:

	As of September 30, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$51,051	$1,795	$52,909
U.S. Government bonds	183	33	2	218
Foreign government bonds	-	427	98	525
MBS:
CMOs	-	5,990	46	6,036
MPTS	-	3,215	100	3,315
CMBS	-	2,020	123	2,143
ABS CDOs	-	1	160	161
State and municipal bonds	-	2,961	-	2,961
Hybrid and redeemable preferred stocks	18	1,327	103	1,448
VIEs' fixed maturity securities	-	585	-	585
Equity AFS securities:
Banking securities	2	54	-	56
Insurance securities	3	-	32	35
Other financial services securities	-	7	23	30
Other securities	34	17	33	84
Trading securities	2	2,633	76	2,711
Derivative investments	-	67	1,837	1,904
Cash and invested cash	-	3,547	-	3,547
Separate account assets	-	78,576	-	78,576
Total assets	$305	$152,511	$4,428	$157,244

Liabilities
Future contract benefits:
Indexed annuity contracts	$-	$-	$(456)	$(456)
GLB embedded derivative reserves	-	-	(1,481)	(1,481)
Long-term debt - interest rate swap agreements	-	(196)	-	(196)
Reinsurance related embedded derivatives	-	(132)	-	(132)
VIEs' liabilities - derivative instruments	-	-	(246)	(246)
Other liabilities:
Deferred compensation plans	-	-	(338)	(338)
Credit default swaps	-	-	(18)	(18)
Total liabilities	$-	$(328)	$(2,539)	$(2,867)

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

	For the Three Months Ended September 30, 2010
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,907	$(31)	$81	$(84)	$(78)	$1,795
U.S. Government bonds	4	-	-	(2)	-	2
Foreign government bonds	92	-	8	(1)	(1)	98
MBS:
CMOs	27	(3)	3	19	-	46
MPTS	101	-	1	(2)	-	100
CMBS	119	(4)	13	(4)	(1)	123
ABS CDOs	156	-	7	(3)	-	160
State and municipal bonds	20	-	-	-	(20)	-
Hybrid and redeemable
preferred stocks	97	-	6	-	-	103
Equity AFS securities:
Insurance securities	26	-	5	1	-	32
Other financial services securities	23	3	1	(4)	-	23
Other securities	34	-	(1)	-	-	33
Trading securities	77	1	-	(1)	(1)	76
Derivative investments	2,005	(244)	1	75	-	1,837
Future contract benefits: (4)
Indexed annuity contracts	(383)	(70)	-	(3)	-	(456)
GLB embedded derivative reserves	(1,669)	188	-	-	-	(1,481)
VIEs' liabilities - derivative
instruments (5)	(297)	51	-	-	-	(246)
Other liabilities:
Deferred compensation plans (6)	(319)	(14)	-	(5)	-	(338)
Credit default swaps (7)	(30)	12	-	-	-	(18)
Total, net	$1,990	$(111)	$125	$(14)	$(101)	$1,889

	For the Three Months Ended September 30, 2009
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,992	$(11)	$171	$59	$(134)	$2,077
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	100	-	5	(5)	(24)	76
MBS:
CMOs	123	(11)	15	(9)	(22)	96
MPTS	154	-	3	(2)	(47)	108
CMBS	230	-	27	(10)	-	247
ABS:
CDOs	109	(8)	38	(3)	-	136
CLNs	219	-	99	-	-	318
State and municipal bonds	906	-	54	423	80	1,463
Hybrid and redeemable
preferred stocks	98	-	10	3	-	111
Equity AFS securities:
Insurance securities	35	(8)	15	-	-	42
Other financial services securities	15	-	5	-	-	20
Other securities	23	-	-	-	-	23
Trading securities	86	23	-	4	(11)	102
Derivative investments	1,465	(85)	3	69	-	1,452
Future contract benefits: (4)
Indexed annuity contracts	(294)	(58)	-	(39)	-	(391)
GLB embedded derivative reserves	(1,072)	(29)	-	-	-	(1,101)
Other liabilities:
Deferred compensation plans (6)	(371)	(27)	-	(20)	-	(418)
Credit default swaps (7)	(74)	(13)	-	9	-	(78)
Total, net	$3,747	$(227)	$445	$479	$(158)	$4,286

	For the Nine Months Ended September 30, 2010
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(37)	$86	$(234)	$(90)	$1,795
U.S. Government bonds	3	-	-	(4)	3	2
Foreign government bonds	92	-	10	(4)	-	98
MBS:
CMOs	33	(5)	6	16	(4)	46
MPTS	101	-	5	(6)	-	100
CMBS	260	(6)	35	(48)	(118)	123
ABS:
CDOs	153	-	18	(11)	-	160
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable
preferred stocks	157	3	(27)	(30)	-	103
Equity AFS securities:
Insurance securities	43	-	-	(11)	-	32
Other financial services securities	22	-	6	(5)	-	23
Other securities	23	-	(1)	11	-	33
Trading securities	91	2	(10)	(6)	(1)	76
Derivative investments	1,368	242	9	218	-	1,837
Future contract benefits: (4)
Indexed annuity contracts	(419)	(19)	-	(18)	-	(456)
GLB embedded derivative reserves	(676)	(805)	-	-	-	(1,481)
VIEs' liabilities - derivative
instruments (5)	-	(21)	-	-	(225)	(246)
Other liabilities:
Deferred compensation plans (6)	(332)	(14)	-	8	-	(338)
Credit default swaps (7)	(65)	4	-	43	-	(18)
Total, net	$3,246	$(656)	$415	$(81)	$(1,035)	$1,889

	For the Nine Months Ended September 30, 2009
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,357	$(49)	$223	$(125)	$(329)	$2,077
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	-	3	(7)	20	76
MBS:
CMOs	161	(16)	18	(18)	(49)	96
MPTS	18	-	4	96	(10)	108
CMBS	244	1	44	(42)	-	247
ABS:
CDOs	151	(40)	45	(20)	-	136
CLNs	50	-	268	-	-	318
State and municipal bonds	125	-	52	1,169	117	1,463
Hybrid and redeemable
preferred stocks	97	-	-	6	8	111
Equity AFS securities:
Insurance securities	51	(7)	19	(21)	-	42
Other financial services securities	20	(3)	6	(3)	-	20
Other securities	23	2	(1)	(1)	-	23
Trading securities	81	22	-	1	(2)	102
Derivative investments	2,148	(571)	(6)	(119)	-	1,452
Future contract benefits: (4)
Indexed annuity contracts	(252)	(50)	-	(89)	-	(391)
GLB embedded derivative reserves	(2,904)	1,803	-	-	-	(1,101)
Other liabilities:
Deferred compensation plans (6)	(336)	(49)	-	(33)	-	(418)
Credit default swaps (7)	(51)	(36)	-	9	-	(78)
Total, net	$2,046	$1,007	$675	$803	$(245)	$4,286

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

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(5)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(6)
Deferrals and subsequent changes in fair value for the participants’ investment options are reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

(7)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Income (Loss).

The following summarizes changes in unrealized gains (losses) included in net income, excluding any impact of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value  classified within Level 3 that we still held (in millions) as of September 30, 2010:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Investments:
Derivative investments (1)	$(267)	$222
Future contract benefits:
Indexed annuity contracts (1)	105	35
GLB embedded derivative reserves (1)	221	(688)
VIEs' liabilities - derivative instruments (1)	51	(21)
Other liabilities:
Deferred compensation plans (2)	(14)	(14)
Credit default swaps (3)	11	(15)
Total, net	$107	$(481)

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months
	Ended September 30, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$6	$(84)	$(78)
Foreign government bonds	-	(1)	(1)
MBS CMBS	-	(1)	(1)
State and municipal bonds	-	(20)	(20)
Trading securities	-	(1)	(1)
Total, net	$6	$(107)	$(101)

	For the Nine Months
	Ended September 30, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$117	$(207)	$(90)
U.S. Government bonds	3	-	3
MBS:
CMOs	-	(4)	(4)
CMBS	3	(121)	(118)
ABS CLNs	-	(600)	(600)
Trading securities	-	(1)	(1)
VIEs' liabilities - derivative instruments	(225)	-	(225)
Total, net	$(102)	$(933)	$(1,035)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended September 30, 2010, our corporate bonds and state and municipal bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available.  For the nine months ended September 30, 2010, our corporate bonds and CMBS transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively, and the ABS CLNs transfer out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 are related to new accounting guidance that is discussed in Note 4.  For the three and nine months ended September 30, 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

16.  Segment Information

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

Retirement Solutions

The Retirement Solutions business provides its products through two segments:  Annuities and Defined Contribution.  The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities and variable annuities.  The Defined Contribution segment provides employer-sponsored variable and fixed annuities, defined benefit, individual retirement accounts and mutual-fund based programs in the retirement plan marketplaces.

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$660	$598	$1,935	$1,672
Defined Contribution	245	241	730	682
Total Retirement Solutions	905	839	2,665	2,354
Insurance Solutions:
Life Insurance	1,108	1,090	3,372	3,169
Group Protection	451	414	1,367	1,279
Total Insurance Solutions	1,559	1,504	4,739	4,448
Other Operations	122	119	367	339
Excluded realized gain (loss), pre-tax	25	(381)	(27)	(1,043)
Amortization of deferred gains from reserve changes
on business sold through reinsurance, pre-tax	1	1	2	2
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	1	-	(1)	(4)
Total revenues	$2,613	$2,082	$7,745	$6,096

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$126	$95	$361	$234
Defined Contribution	50	43	122	100
Total Retirement Solutions	176	138	483	334
Insurance Solutions:
Life Insurance	60	137	348	412
Group Protection	9	35	54	94
Total Insurance Solutions	69	172	402	506
Other Operations	(40)	(34)	(113)	(195)
Excluded realized gain (loss), after-tax	17	(248)	(17)	(681)
Gain on early extinguishment of debt, after-tax	-	-	-	42
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	1	-	1	1
Impairment of intangibles, after-tax	-	1	-	(601)
Benefit ratio unlocking, after-tax	25	52	-	81
Income (loss) from continuing operations, after-tax	248	81	756	(513)
Income (loss) from discontinued operations, after-tax	(2)	72	29	(74)
Net income (loss)	$246	$153	$785	$(587)

17.  Supplemental Disclosures of Cash Flow

For details related to our business dispositions, see Note 3.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2010, compared with December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010, compared with the corresponding periods in 2009 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2010; and our current reports on Form 8-K filed in 2010.

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

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we report operating revenues and income (loss) from operations by segment in Note 16.  Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

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

•
Uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy and the financial services sector in particular;

•
The restrictions, oversight, cost and other consequences of being a savings and loan holding company, including from the supervision, regulation and examination by the Office of Thrift Supervision (“OTS”) or its functional successors;

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

•
Changes in or sustained low interest rates causing reductions of investment income, estimated gross profits relating to our variable annuity and universal life products, margins of our subsidiaries’ fixed annuity and life insurance businesses and demand for their products;

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

•	Changes in GAAP, including moving to International Financial Reporting Standards, that may result in unanticipated changes to our net income;
•
Lowering of one or more of our debt ratings issued by nationally recognized statistical rating organizations and the adverse effect such action may have on our ability to raise capital and on its liquidity and financial condition;

•
Lowering of one or more of the insurer financial strength ratings of our insurance subsidiaries and the adverse effect such action may have on the premium writings, policy retention, profitability of our insurance subsidiaries and liquidity;

•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in our portfolios requiring that we realize losses on such investments;
•
The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including our ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

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

•
The unknown effect on our subsidiaries’ businesses resulting from changes in the demographics of their client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life; and

•	Loss of key management, financial planners or wholesalers.

The risks included here are not exhaustive.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could affect our businesses and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the effect of all risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group life, disability and dental.

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

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Recent unfavorable market conditions including, but not limited to, the following concerns are weighing on the U.S. economy:

•	High unemployment, shrinking unemployment benefits and tight credit, all leading to lower disposable income that is important to drive economic growth;
•	Stressed capital and credit markets in Europe;
•	Reports of an economic slowdown in China as policymakers have taken steps to slow lending due to concerns that the rapid expansion of its real estate sector could constitute a price bubble;
•
Slowing U.S. housing market despite historically low housing prices and mortgage rates that have sunk to levels not seen in more than a half-century believed to be due in part to the tightening of mortgage lending standards and the April 30, 2010, expiration of the federal tax credit;

•	Volatile equity markets; and
•	Consumer confidence continuing below a level indicating a stable economy.

The National Bureau of Economic Research (“NBER”), a panel of economists charged with officially designating business cycles, announced on September 20, 2010, that the recession that began in December 2007 ended in June 2009, lasting 18 months.  The market conditions during the recession were characterized by extreme volatility and disruption that affected both equity market returns and interest rates as credit spreads widened across asset classes and reduced liquidity in the credit markets.  According to the NBER, any future downturn in the economy would mark the start of a new recession, not the continuation of the December 2007 recession.

Significant Operational Matters

Interest Rate Risk on Fixed Insurance Businesses

Because the profitability of our fixed annuity, UL, VUL and defined contribution insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Some of our products, principally our fixed annuities, UL and VUL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.  Although we have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on some of our businesses or results of operations.  During the third quarter of 2010, we lowered our new money investment yield assumption to reflect the current new money investment rates and to approximate the forward curve for interest rates.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over 8 years to a rate 54 basis points below our previous ultimate long-term assumption.  As a result of this assumption revision, we recorded a $114 million, after-tax, unfavorable prospective unlocking within our Insurance Solutions – Life Insurance segment.

We discuss the earnings effect of interest rates in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our Form 10-Q for the quarter ended June 30, 2010.

Elevated Loss Ratios on Group Business

During the third quarter of 2010, our non-medical loss ratio was 79.2%, which is above what we experienced last quarter and above our long-term expectation in the low 70% range.  The primary driver of the elevated loss ratios was unfavorably high disability incidence, which affected our long-term disability, short-term disability and life waiver of premium products.  The unfavorable claims incidence experience was spread across all industry sectors, and particularly in the financial, wholesale and retail sectors, which we expect will continue in the short term.

We expect loss ratios to recover over time, but they are likely to remain elevated for at least the remainder of the year.  Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We are taking actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines upon renewal to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim termination efforts.  We are also employing new tools to identify and support claimants who will return to work.

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets, as well as, to a lesser extent, our Insurance Solutions – Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  From December 31, 2009, to September 30, 2010, our account values were up $8.6 billion driven primarily by an increase in equity markets during the month of September and positive net flows.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses that reduced net income by $16 million and $39 million for the three and nine months ended September 30, 2010, respectively, and included credit-related write-downs of securities for other-than-temporary impairments (“OTTI”) of $30 million and $72 million, respectively.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment like we did in late 2008 and early 2009, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads) as of September 30, 2010, compared to December 31, 2009, have resulted in the $1.4 billion decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of September 30, 2010.

Issues and Outlook

For the remainder of 2010, significant issues include:

•	Potential unstable credit markets that can impact our financing alternatives, spreads and other-than-temporary securities impairments;
•	Potential volatile equity markets that have a significant effect on our hedge program performance and revenues;
•
Continuation of the low interest rate environment, which affects the investment margins and reserve levels for many of our products, such as fixed annuities, UL and the fixed portion of defined contribution and VUL business;

•	Continuation of global economic challenges;
•
Continuation of unfavorable non-medical loss ratios in our Insurance Solutions – Group Protection segment, attributable primarily to unfavorable disability incidence, which affected our main products (long-term disability, short-term disability and life waiver of premium);

•
Achieving continued sales success with our portfolio of products, including marketplace acceptance of new variable annuity features, as well as retaining management and wholesaler talent to maintain our competitive position;

•	Evolving treatment of reserve financing by rating agencies; and
•
Continuing focus by the government on tax, financial and healthcare reform including potential changes in the dividends-received deduction (“DRD”) calculations, which may affect the value and profitability of our products and overall earnings.

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

•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations;
•	Managing the effects of our loss ratio results, including focusing on the increase in incidence through claims risk management;
•	Closely monitoring ongoing changes in the legal and regulatory environment; and
•	Closely monitoring our capital and liquidity positions taking into account the fragile economic recovery and changing statutory accounting and reserving practices.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

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

DAC, VOBA, DSI and DFEL

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of September 30, 2010, were as follows:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group
	Annuities	Contribution	Insurance	Protection	Total
DAC and VOBA
Gross	$2,702	$527	$6,749	$168	$10,146
Unrealized (gain) loss	(768)	(250)	(1,210)	-	(2,228)
Carrying value	$1,934	$277	$5,539	$168	$7,918

DSI
Gross	$331	$3	$-	$-	$334
Unrealized (gain) loss	(64)	(1)	-	-	(65)
Carrying value	$267	$2	$-	$-	$269

DFEL
Gross	$217	$-	$1,395	$-	$1,612
Unrealized gain (loss)	(7)	-	(303)	-	(310)
Carrying value	$210	$-	$1,092	$-	$1,302

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

Unlocking

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the effect of the difference between future expected gross profits (“EGPs”) used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may have prospective unlocking in other quarters as we become aware of information that warrants updating prospective assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our expectations of future EGPs.

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

For illustrative purposes, the following presents the hypothetical effects to EGPs and DAC (1) amortization attributable to changes in assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
	Hypothetical	Effect to
Actual Experience Differs	Effect to	Net Income
From Those Our Model	Net Income	for DAC (1)
Projections Assume	for EGPs	Amortization	Description of Expected Impact
Higher equity markets	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves.

Lower equity markets	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves.

Higher investment margins	Favorable	Favorable	Increase to interest rate spread on our fixed product
line, including fixed portion of variable.

Lower investment margins	Unfavorable	Unfavorable	Decrease to interest rate spread on our fixed product
line, including fixed portion of variable.

Higher credit losses	Unfavorable	Unfavorable	Decrease to realized gains on investments.

Lower credit losses	Favorable	Favorable	Increase to realized gains on investments.

Higher lapses	Unfavorable	Unfavorable	Decrease to fee income, partially offset by decrease to
benefits due to shorter contract life.

Lower lapses	Favorable	Favorable	Increase to fee income, partially offset by increase to
benefits due to longer contract life.

Higher death claims	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves due to shorter contract life.

Lower death claims	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves due to longer contract life.

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits.

Details underlying the increase (decrease) to income from continuing operations from our prospective unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2010	2009

Insurance fees:
Retirement Solutions - Annuities	$(3)	$3
Insurance Solutions - Life Insurance	(6)	20
Total insurance fees	(9)	23
Realized gain (loss):
Indexed annuity forward-starting option	2	-
GLB	(1)	(26)
Total realized gain (loss)	1	(26)
Total revenues	(8)	(3)
Interest credited:
Retirement Solutions - Annuities	(2)	-
Total interest credited	(2)	-
Benefits:
Retirement Solutions - Annuities	(1)	2
Insurance Solutions - Life Insurance	153	(3)
Total benefits	152	(1)
Underwriting, acquisition, insurance and other expenses:
Retirement Solutions - Annuities	3	10
Retirement Solutions - Defined Contribution	(17)	(8)
Insurance Solutions - Life Insurance	(34)	33
Total underwriting, acquisition, insurance and other expenses	(48)	35
Total benefits and expenses	102	34
Income (loss) from continuing operations before taxes	(110)	(37)
Federal income tax expense (benefit)	(38)	(13)
Income (loss) from continuing operations	$(72)	$(24)

During the first quarter of 2010, there was a $21 million favorable prospective unlocking of DAC and VOBA from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees.  Additionally, during the second quarter of 2010, we revised this estimate, which resulted in an additional $5 million favorable prospective unlocking of DAC and VOBA.  The table above excludes the effect of these prospective unlockings as they were not related to our annual comprehensive review.

The table above includes the estimated effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of our Retirement Solutions business.  This conversion is intended to harmonize methods and processes and upgrade a critical platform for our financial reporting and analysis capabilities for these blocks of business.  As part of the conversion process for these blocks of business, we harmonized assumptions and methods of calculations that existed between similar blocks of business within our actuarial models.  During the third quarter of 2010, we recorded unfavorable prospective unlocking of $16 million and favorable prospective unlocking of $10 million for Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution, respectively, as a result of the estimated effect of this planned conversion for certain blocks of business.  We are in the process of completing a similar conversion for our Insurance Solutions – Life segment and also have other blocks of Retirement Solutions business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

Reversion to the Mean

Because equity market movements have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets; therefore, significant and sustained changes in equity markets have had and could in the future have an impact on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) business and VUL business.

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

Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts.  This variable appreciation rate is before the deduction of our contract fees.  Although the piercing of the outer corridor does not automatically result in a resetting of our RTM assumption, if economic conditions change significantly, additional unlocking of our RTM assumptions could be possible in future periods.  However, if we were to have unlocked our RTM assumption in the corridor as of September 30, 2010, for our Retirement Solutions business, we would have recorded a favorable prospective unlocking of approximately $300 million, pre-tax, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.

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

The fair values of our insurance and annuities businesses are comprised of two components:  the value of new business and the value of in-force business.  Factors could cause us to believe our estimated fair value of the total business may be lower than the carrying value and trigger a Step 1 test, but may not require a Step 2 test if the fair value of the reporting unit is greater than its carrying value.  We may also conduct a Step 2 test, but it may not result in goodwill impairment because the focus of this test is on supporting the fair value of the goodwill asset.  The value of our goodwill asset is supported by our value of new business, which is not affected by the same factors as our value of in-force business.  Our Life Insurance reporting unit’s implied fair value of goodwill is most sensitive to new business production levels and discount rates.  Factors that could impact production levels include mix of new business, customer acceptance of our products and distribution strength.  Recent declines in interest rates have applied downward pressure to the interest rate inputs used in the discount rate calculation.  Spread compression and other impacts to profitability caused by lower interest rates have a much more significant impact on the valuation of in-force business than the valuation of new business.  The effect of interest rate movements on the value of new business is primarily related to the discount rate, because the cash flows for new business are not as sensitive to interest rates as our in-force business.

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

We use October 1 as the annual review date for goodwill and other intangible assets impairment testing.  However, when factors indicate that impairment could be present, we reassess our conclusions related to goodwill recoverability through completion of an interim test.  Subsequent reviews of goodwill could result in impairment of goodwill.

Our stock price has been unfavorably affected by the current market conditions.  The price of our common stock as of September 30, 2010, was 7% lower than its opening price as of October 1, 2009.  At this time, we believe the decline in our stock price neither corresponds to a decline in the estimated fair value of our reporting units nor provides an indicator that requires us to perform an interim impairment test to reassess our conclusions related to goodwill recoverability since our annual evaluation as of October 1, 2009, due primarily to the following:

•
We believe our stock price has been weighed down by macroeconomic concerns about the U.S. and global economy and concerns about the risk of an extended period of low interest rates and the resulting effect that could have on the earnings and profitability of financial services companies, such as ours; however, we believe that our disclosures, including those in “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein, demonstrate that the effect of a low interest rate environment on the Company is manageable (see “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our Form 10-Q for the quarter ended June 30, 2010, for additional information on interest rates);

•	Lower debt yields have applied downward pressure to the discount rate calculation;
•	We have experienced improving credit and financial strength ratings since October 1, 2009;
•
We have produced solid sales production results over the past several quarters, and the expectations for future sales have not deteriorated materially since our annual evaluation, indicating that the strength of our distribution franchise remains strong;

•	We have not experienced higher impairments on invested assets than assumed in our projections; and
•	The key assumptions used in our estimates of fair value have not significantly changed from October 1, 2009.

Our stock price continues to be constrained and has experienced increased volatility since the fourth quarter of 2008, which requires us to evaluate and reassess each reporting period whether or not there is an indicator that would require us to perform an impairment test.  For this reason, we will continue to monitor the current market conditions, and, if they deteriorate to levels experienced during the end of 2008 and the first quarter of 2009, we may need to review the goodwill of our Insurance Solutions – Life Insurance segment for impairment during our fourth quarter 2010 testing process.

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

Investments

Investment Valuation

As of September 30, 2010, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.  As of September 30, 2010, we only obtained multiple prices for 35 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.  As of September 30, 2010, we used broker quotes for 142 securities as our final price source, representing less than 3% of total securities owned.

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of September 30, 2010, contain industry standard terms.  Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the consolidated financial statements in our 2009 Form 10-K.

Guaranteed Living Benefits

As of September 30, 2010, the fair values of the embedded derivative reserves, before adjustment for the required non-performance risk (“NPR”) factors, for the guaranteed withdrawal benefit (“GWB”) feature, the i4LIFE® Advantage guaranteed income benefit (“GIB”) feature and the 4LATER® Advantage GIB feature were $928 million, $352 million and $276 million, respectively.  See “Realized Gain (Loss) – Operating Realized Gain (Loss) – GLB” for information on how we determine our NPR.

As of September 30, 2010, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $2.0 billion.  As of September 30, 2010, the sum of all GLB liabilities at fair value, excluding the NPR adjustment, and GDB reserves was $1.6 billion, comprised of $1.6 billion for GLB liabilities and $61 million for the GDB reserves.  The fair value of the hedge assets exceeded the liabilities by $353 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 43% of our variable annuity account values contain a GWB rider as of September 30, 2010.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of September 30, 2010, and September 30, 2009, 45% and 59% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of September 30, 2010, and September 30, 2009, was $1.7 billion and $2.5 billion, respectively.  Our exposure before reinsurance for these same periods was $2.0 billion and $2.8 billion, respectively.  The ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $1.7 billion, net of reinsurance.

For information on our GLB and GDB hedging results, see our discussion in “Realized Gain (Loss)” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These impacts do not include any estimate of retrospective or prospective unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of impacts to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of September 30, 2010, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
	$(55)	$(13)	$(3)	$(3)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
	$(4)	$1	$(6)	$(17)

Implied Volatilities	-4%	-2%	2%	4%
	$17	$9	$(12)	$(24)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Impact to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(11)
Scenario 2	-10%	-25.0 bps	+2%	(36)
Scenario 3	-20%	-50.0 bps	+4%	(130)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of September 30, 2010, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Revenues
Insurance premiums	$538	$491	10%	$1,621	$1,540	5%
Insurance fees	769	766	0%	2,351	2,157	9%
Net investment income	1,132	1,071	6%	3,358	3,055	10%
Realized gain (loss):
Total OTTI losses on securities	(99)	(148)	33%	(187)	(578)	68%
Portion of loss recognized in OCI	53	68	-22%	77	259	-70%
Net OTTI losses on securities recognized
in earnings	(46)	(80)	43%	(110)	(319)	66%
Realized gain (loss), excluding OTTI
losses on securities	89	(286)	131%	132	(686)	119%
Total realized gain (loss)	43	(366)	112%	22	(1,005)	102%
Amortization of deferred gain on business
sold through reinsurance	19	18	6%	56	56	0%
Other revenues and fees	112	102	10%	337	293	15%
Total revenues	2,613	2,082	26%	7,745	6,096	27%
Benefits and Expenses
Interest credited	622	614	1%	1,853	1,848	0%
Benefits	925	577	60%	2,543	2,072	23%
Underwriting, acquisition, insurance and
other expenses	689	762	-10%	2,155	2,099	3%
Interest and debt expense	74	68	9%	212	129	64%
Impairment of intangibles	-	(1)	100%	-	602	-100%
Total benefits and expenses	2,310	2,020	14%	6,763	6,750	0%
Income (loss) from continuing operations
before taxes	303	62	NM	982	(654)	250%
Federal income tax expense (benefit)	55	(19)	NM	226	(141)	260%
Income (loss) from continuing operations	248	81	206%	756	(513)	247%
Income (loss) from discontinued
operations, net of federal income taxes	(2)	72	NM	29	(74)	139%
Net income (loss)	$246	$153	61%	$785	$(587)	234%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$660	$598	10%	$1,935	$1,672	16%
Defined Contribution	245	241	2%	730	682	7%
Total Retirement Solutions	905	839	8%	2,665	2,354	13%
Insurance Solutions:
Life Insurance	1,108	1,090	2%	3,372	3,169	6%
Group Protection	451	414	9%	1,367	1,279	7%
Total Insurance Solutions	1,559	1,504	4%	4,739	4,448	7%
Other Operations	122	119	3%	367	339	8%
Excluded realized gain (loss), pre-tax	25	(381)	107%	(27)	(1,043)	97%
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	1	1	0%	2	2	0%
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	1	-	NM	(1)	(4)	75%
Total revenues	$2,613	$2,082	26%	$7,745	$6,096	27%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$126	$95	33%	$361	$234	54%
Defined Contribution	50	43	16%	122	100	22%
Total Retirement Solutions	176	138	28%	483	334	45%
Insurance Solutions:
Life Insurance	60	137	-56%	348	412	-16%
Group Protection	9	35	-74%	54	94	-43%
Total Insurance Solutions	69	172	-60%	402	506	-21%
Other Operations	(40)	(34)	-18%	(113)	(195)	42%
Excluded realized gain (loss), after-tax	17	(248)	107%	(17)	(681)	98%
Gain on early extinguishment of debt, after-tax	-	-	NM	-	42	-100%
Income (expense) from reserve changes (net of
related amortization) on business sold through
reinsurance, after-tax	1	-	NM	1	1	0%
Impairment of intangibles, after-tax	-	1	-100%	-	(601)	100%
Benefit ratio unlocking, after-tax	25	52	-52%	-	81	-100%
Income (loss) from continuing
operations, after-tax	248	81	206%	756	(513)	247%
Income (loss) from discontinued
operations, after-tax	(2)	72	NM	29	(74)	139%
Net income (loss)	$246	$153	61%	$785	$(587)	234%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Deposits
Retirement Solutions:
Annuities	$2,978	$3,088	-4%	$8,077	$7,901	2%
Defined Contribution	1,262	1,103	14%	3,943	3,794	4%
Insurance Solutions - Life Insurance	1,230	1,074	15%	3,370	3,151	7%
Total deposits	$5,470	$5,265	4%	$15,390	$14,846	4%

Net Flows
Retirement Solutions:
Annuities	$1,284	$1,609	-20%	$3,012	$3,074	-2%
Defined Contribution	(278)	144	NM	13	1,057	-99%
Insurance Solutions - Life Insurance	725	562	29%	1,977	1,659	19%
Total net flows	$1,731	$2,315	-25%	$5,002	$5,790	-14%

	As of September 30,
	2010	2009	Change
Account Values
Retirement Solutions:
Annuities	$80,229	$71,146	13%
Defined Contribution	37,088	34,322	8%
Insurance Solutions - Life Insurance	32,654	31,272	4%
Total account values	$149,971	$136,740	10%

Comparison of the Three Months Ended September 30, 2010 to 2009

Net income increased due primarily to the following:

•
More favorable GLB net derivatives results, excluding unlocking, as the third quarter of 2010 was relatively flat as compared to a significant loss in the corresponding period of 2009, which was due primarily to increases in interest rates and our over hedged position for a period of time in 2009 (see “Realized Gain (Loss)” below for more information on our GLB liability and derivative performance);

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the third quarter of 2009;

▪
More favorable investment income on alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪	Higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable;
▪	Actions implemented to reduce interest crediting rates and holding lower cash balances in the third quarter of 2010 that resulted in our portfolio yields not declining as much as our crediting rates;
•
A $37 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the third quarter of 2010 compared to a $15 million favorable retrospective unlocking during the third quarter of 2009:

▪
The favorable retrospective unlocking during the third quarter of 2010 was due primarily to the decrease in the change in GDB reserves as a result of the impact of favorable equity markets on our variable account values and higher equity markets and expense assessments and lower lapses than our model projections assumed; and

▪	The favorable retrospective unlocking during the third quarter of 2009 was due primarily to lower lapses and higher equity markets than our model projections assumed;
•
Higher realized gains related to certain derivative instruments and trading securities during the third quarter of 2010 attributable primarily to spreads narrowing on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs and our credit default swaps, and gains on our trading securities due to the decline in interest rates;

•
Higher insurance fees, excluding unlocking, driven primarily by higher average daily variable account values due to higher equity markets, partially offset by negative net flows within our Defined Contribution segment and lower surrender charges due to lower surrender rates;

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI due to overall improvement in the credit markets;
•
The overall unfavorable GDB derivative results, excluding unlocking, during the third quarter of 2009 due primarily to sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items (see “Realized Gain (Loss)” below for more information on our GDB derivatives results); and

•	Favorable tax return true-ups recorded in the third quarter of 2010.

The increase in net income was partially offset by the following:

•
Higher benefits due primarily to unfavorable claims incidence and termination experience in the long-term disability product line and adverse mortality and morbidity experience on our group life business within our Group Protection segment and unfavorable mortality and an increase in secondary guarantee life insurance product reserves from continued growth in the business in our Life Insurance segment;

•
A $55 million adjustment during the third quarter of 2009 to the loss on disposition of our Lincoln UK segment as a result of finalizing treatment of the UK pension, refining certain tax estimates and closing out various hedges put in place at the time of the announcement (see “Acquisitions and Dispositions” in our 2009 Form 10-K and Note 3 for additional information on the disposition of our discontinued operations);

•
A $72 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during the third quarter of 2010 compared to a $24 million unfavorable prospective unlocking during the third quarter of 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during the third quarter of 2010 was due to a $2 million unfavorable unlocking from model refinements and a $70 million unfavorable unlocking from assumption changes due primarily to lower investment margins than our model projections assumed and adjustments to secondary guarantee life insurance product reserves, attributable primarily to lowering our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates, as this effect alone represented $114 million unfavorable unlocking within our Life Insurance segment (see “Introduction – Executive Summary – Significant Operational Matters – Interest Rate Risk on Fixed Insurance Businesses” above for more information), partially offset by the refinements associated with our planned actuarial conversion process where we harmonized assumptions and methods of calculations that existed between similar blocks of business within our actuarial models that resulted in lower lapses than our model projections assumed; and

▪
The unfavorable prospective unlocking during the third quarter of 2009 was due to a $6 million unfavorable unlocking from model refinements and an $18 million unfavorable unlocking from assumption changes due primarily to lower investment margins and higher expenses, death claims and lapses than our model projections assumed; and

•
Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to higher account value-based trail commissions driven by the effect of favorable equity markets on account values and positive net flows.

Comparison of the Nine Months Ended September 30, 2010 to 2009

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

•
The overall unfavorable GLB net derivatives results, excluding unlocking, during the first nine months of 2009 due primarily to increases in interest rates and our over-hedged position for a period of time in 2009 (see “Realized Gain (Loss)” below for more information on our GLB liability and derivative performance);

•
Higher net investment income and relatively flat interest credited, excluding unlocking, and the impact of the rescission of the reinsurance agreement in the first quarter of 2009, mentioned below, driven primarily by:

▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the third quarter of 2009;

▪
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪	Higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable; and
▪
Actions implemented to reduce interest crediting rates and holding lower cash balances in the first nine months of 2010 that resulted in our portfolio yields not declining as much as our crediting rates;

•	Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of increases in the equity markets;

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI due to overall improvement in the credit markets;
•
A $42 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first nine months of 2010 compared to an $88 million unfavorable retrospective unlocking during the first nine months of 2009:

▪	The favorable retrospective unlocking during the first nine months of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed; and
▪
The unfavorable retrospective unlocking during the first nine months of 2009 was due primarily to the overall performance of our GLB derivative program (see “Realized Gain (Loss)” below for more information on our GLB derivative performance), partially offset by lower lapses and higher equity markets than our model projections assumed;

•
Income from discontinued operations of $29 million during the first nine months of 2010 as compared to a loss from discontinued operations of $74 million during the first nine months of 2009 related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations);

•
The $64 million unfavorable impact from the rescission in the first quarter of 2009 of the reinsurance agreement on certain disability income business sold to Swiss Re, as discussed in “Results of Other Operations” below;

•
The overall unfavorable GDB derivative results, excluding unlocking, during the first nine months of 2009 due primarily to sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items (see “Realized Gain (Loss)” below for more information on our GDB derivatives results); and

•
More favorable realized gains related to certain derivative instruments and trading securities during the first nine months of 2010 attributable primarily to spreads narrowing on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs and our credit default swaps, and gains on our trading securities due to the decline in interest rates.

The increase in net income was partially offset by the following:

•	More favorable tax return true-ups recorded in 2009 than in 2010;
•
Higher benefits, excluding the impact of the rescission of the reinsurance agreement in the first quarter of 2009 mentioned above, due primarily to unfavorable mortality and an increase in secondary guarantee life insurance product reserves from continued growth in the business in our Life Insurance segment and unfavorable claims incidence and termination experience in the long-term disability product line and adverse mortality and morbidity experience on our group life business within our Group Protection segment;

•	A $42 million gain in the first quarter of 2009 associated with the early extinguishment of long-term debt;
•
The effect of prospective unlocking discussed above, partially offset by a $26 million favorable prospective unlocking of DAC and VOBA during the first six months of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees;

•
Higher DAC and VOBA amortization, net of interest and excluding unlocking, due primarily to a higher amortization rate from the reduction of projected EGPs being applied to the higher actual gross profits in the first nine months of 2010, discussed below in “Retirement Solutions – Annuities – Additional Information”;

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by the effect of favorable equity markets on account values and positive net flows; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution during the first nine months of 2010; partially offset by
▪
Restructuring charges related to expense reduction initiatives in the first nine months of 2009, and lower expenses attributable to our U.S. pension plans in the first nine months of 2010 as compared to the corresponding period in 2009; and

•	Higher interest and debt expenses as a result of higher average balances of outstanding debt in 2010.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Gain (Loss)” below.  In addition, for a discussion of the earnings impact of the equity markets, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”

RESULTS OF RETIREMENT SOLUTIONS

The Retirement Solutions business provides its products through two segments:  Annuities and Defined Contribution.  The Retirement Solutions – Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities.  The Retirement Solutions – Defined Contribution segment provides employer-sponsored variable and fixed annuities, defined benefit, individual retirement accounts and mutual-fund based programs in the retirement plan marketplaces.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

Retirement Solutions – Annuities

Income (Loss) from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums (1)	$16	$17	-6%	$35	$77	-55%
Insurance fees	269	223	21%	799	601	33%
Net investment income	282	271	4%	824	756	9%
Operating realized gain (loss)	18	15	20%	49	38	29%
Other revenues and fees (2)	75	72	4%	228	200	14%
Total operating revenues	660	598	10%	1,935	1,672	16%
Operating Expenses
Interest credited	184	176	5%	537	510	5%
Benefits	43	51	-16%	128	194	-34%
Underwriting, acquisition, insurance and other
expenses	297	259	15%	839	717	17%
Total operating expenses	524	486	8%	1,504	1,421	6%
Income (loss) from operations before taxes	136	112	21%	431	251	72%
Federal income tax expense (benefit)	10	17	-41%	70	17	NM
Income (loss) from operations	$126	$95	33%	$361	$234	54%

(1)	Includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•	A decrease in federal income tax expense due primarily to favorable tax return true-ups recorded in the third quarter of 2010;
•
A $2 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the third quarter of 2010 compared to a $6 million unfavorable prospective unlocking during the third quarter of 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during the third quarter of 2010 was due to a $16 million unfavorable unlocking for the estimated effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, net of a $14 million favorable unlocking from assumption changes due primarily to lower lapses than our model projections assumed (see discussion in “Additional Information” below); and

▪
The unfavorable prospective unlocking during the third quarter of 2009 was due to assumption changes attributable primarily to higher maintenance expenses partially offset by higher expense assessments than our model projections assumed;

•
A $19 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the third quarter of 2010, partially offset by higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, compared to a $16 million favorable retrospective unlocking during the third quarter of 2009:

▪	The favorable retrospective unlocking during the third quarter of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
▪
The higher amortization during the third quarter of 2010 was due primarily to a higher amortization rate from the reduction of projected EGPs for this segment being applied to higher actual gross profits (discussed in “Additional Information” below); and

▪	The favorable retrospective unlocking during the third quarter of 2009 was due primarily to lower lapses and higher equity markets than our model projections assumed;
•
Lower benefits from a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets; and

•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows;
▪	Higher prepayment and bond makewhole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and
▪	Holding lower cash balances in the third quarter of 2010 that resulted in our portfolio yields not declining as much as our crediting rates (see discussion in “Additional Information” below).

The increase in income from operations was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by the effect of favorable equity markets on account values and positive net flows; and
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below.

Comparison of the Nine Months Ended September 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $63 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first nine months of 2010, partially offset by higher DAC, VOBA, DSI and DFEL amortization, net of interest and excluding unlocking, compared to a $14 million favorable retrospective unlocking during the first nine months of 2009:

▪	The favorable retrospective unlocking during the first nine months of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
▪
The higher amortization during the first nine months of 2010 was due primarily to a higher amortization rate from the reduction of projected EGPs for this segment being applied to higher actual gross profits (discussed in “Additional Information” below); and

▪	The favorable retrospective unlocking during the first nine months of 2009 was due primarily to lower lapses and higher equity markets than our model projections assumed;
•
The effect of prospective unlocking discussed above and a $26 million favorable prospective unlocking of DAC and VOBA during the first six months of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees;

•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows;
▪
More favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond makewhole premiums (see “Additional Information”, “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪
Holding lower cash balances during the first nine months of 2010 that resulted in our portfolio yields not declining as much as our crediting rates (see discussion in “Additional Information” below); and

•
Lower benefits from a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets.

The increase in income from operations was partially offset by the following:

•	More favorable tax return true-ups recorded in 2009 than in 2010; and
•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by positive net flows; and
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below.

Additional Information

During the third quarter of 2010, we estimated the effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, which we deemed to be the most significant.  As a result, we recorded prospective unlocking during the third quarter of 2010 related to the conversion, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.  We have other blocks of business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of the planned conversion, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

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

Fixed annuity deposits moderated in the fourth quarter of 2009 and the first nine months of 2010, as customers shifted deposits back into variable annuity products as equity markets improved, and we expect this trend will continue during the remainder of 2010 with improving economic conditions.

We allocated more overhead costs to this segment during the first nine months of 2010, and we expect this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during the remainder of 2010 that will also result in higher expenses.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short-term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 3 basis points and 25 basis points during the three and nine months ended September 30, 2009, respectively.  As we progressed through 2009, we reduced these excess cash balances, thereby increasing our portfolio yields.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first nine months of 2010 when compared to the corresponding period in 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% for the three and nine months ended September 30, 2010, compared to 7% and 9% for the corresponding periods in 2009.

See Note 9 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our Form 10-Q for the quarter ended June 30, 2010.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss)” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Insurance Fees
Mortality, expense and other assessments	$277	$228	21%	$812	$609	33%
Surrender charges	9	9	0%	30	27	11%
DFEL:
Deferrals	(19)	(16)	-19%	(56)	(39)	-44%
Amortization, net of interest:
Prospective unlocking - assumption changes	(3)	3	NM	(3)	3	NM
Retrospective unlocking	(1)	-	NM	-	2	-100%
Amortization, net of interest, excluding
unlocking	6	(1)	NM	16	(1)	NM
Total insurance fees	$269	$223	21%	$799	$601	33%

	As of September 30,
	2010	2009	Change
Account Values
Variable portion of variable annuities	$60,132	$52,429	15%
Fixed portion of variable annuities	3,771	3,990	-5%
Total variable annuities	63,903	56,419	13%
Fixed annuities, including indexed	17,304	15,776	10%
Fixed annuities ceded to reinsurers	(978)	(1,049)	7%
Total fixed annuities	16,326	14,727	11%
Total account values	$80,229	$71,146	13%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Averages
Daily variable account values, excluding
the fixed portion of variable	$57,255	$49,135	17%	$56,623	$44,036	29%

Daily S&P 500	1,094.32	994.45	10%	1,116.63	900.22	24%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$1,204	$1,063	13%	$3,664	$2,741	34%
Variable portion of variable annuity withdrawals	(1,209)	(977)	-24%	(3,638)	(2,914)	-25%
Variable portion of variable annuity net flows	(5)	86	NM	26	(173)	115%
Fixed portion of variable annuity deposits	817	766	7%	2,408	2,400	0%
Fixed portion of variable annuity withdrawals	(99)	(105)	6%	(299)	(391)	24%
Fixed portion of variable annuity net flows	718	661	9%	2,109	2,009	5%
Total variable annuity deposits	2,021	1,829	10%	6,072	5,141	18%
Total variable annuity withdrawals	(1,308)	(1,082)	-21%	(3,937)	(3,305)	-19%
Total variable annuity net flows	713	747	-5%	2,135	1,836	16%
Fixed indexed annuity deposits	853	846	1%	1,700	1,864	-9%
Fixed indexed annuity withdrawals	(130)	(115)	-13%	(365)	(516)	29%
Fixed indexed annuity net flows	723	731	-1%	1,335	1,348	-1%
Other fixed annuity deposits	104	413	-75%	305	896	-66%
Other fixed annuity withdrawals	(256)	(282)	9%	(763)	(1,006)	24%
Other fixed annuity net flows	(152)	131	NM	(458)	(110)	NM
Total annuity deposits	2,978	3,088	-4%	8,077	7,901	2%
Total annuity withdrawals	(1,694)	(1,479)	-15%	(5,065)	(4,827)	-5%
Total annuity net flows	$1,284	$1,609	-20%	$3,012	$3,074	-2%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Other Changes to Account Values
Change in market value on
variable, excluding the fixed portion of variable	$5,334	$6,211	-14%	$2,284	$9,928	-77%
Transfers to the variable portion of variable
annuity products from the fixed portion of
variable annuity products	882	609	45%	2,454	1,749	40%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$254	$248	2%	$746	$707	6%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	6	1	NM	11	1	NM
Alternative investments (2)	-	-	NM	1	-	NM
Surplus investments (3)	22	22	0%	66	48	38%
Total net investment income	$282	$271	4%	$824	$756	9%

Interest Credited
Amount provided to contract holders	$190	$188	1%	$556	$541	3%
DSI deferrals	(16)	(20)	20%	(53)	(54)	2%
Interest credited before DSI amortization	174	168	4%	503	487	3%
DSI amortization:
Prospective unlocking - assumption changes	(2)	-	NM	(2)	-	NM
Retrospective unlocking	(2)	(4)	50%	(6)	(2)	NM
Amortization, excluding unlocking	14	12	17%	42	25	68%
Total interest credited	$184	$176	5%	$537	$510	5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the impact of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.48%	5.68%	(20)	5.53%	5.47%	6
Commercial mortgage loan prepayment and
bond make whole premiums	0.13%	0.02%	11	0.08%	0.01%	7
Alternative investments	0.00%	0.01%	(1)	0.00%	0.00%	-
Net investment income yield on reserves	5.61%	5.71%	(10)	5.61%	5.48%	13
Interest rate credited to contract holders	3.57%	3.80%	(23)	3.53%	3.81%	(28)
Interest rate spread	2.04%	1.91%	13	2.08%	1.67%	41

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Other Information
Average invested assets on reserves	$18,565	$17,496	6%	$18,064	$17,220	5%
Average fixed account values, including the
fixed portion of variable	20,305	18,715	8%	19,863	17,892	11%
Transfers to the fixed portion of variable
annuity products from the variable portion of
variable annuity products	(882)	(609)	-45%	(2,454)	(1,749)	-40%
Net flows for fixed annuities, including the
fixed portion of variable	1,289	1,523	-15%	2,986	3,247	-8%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$189	$185	2%	$516	$467	10%
General and administrative expenses	86	82	5%	246	231	6%
Taxes, licenses and fees	2	5	-60%	15	15	0%
Total expenses incurred, excluding
broker-dealer	277	272	2%	777	713	9%
DAC deferrals	(171)	(181)	6%	(467)	(467)	0%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	106	91	16%	310	246	26%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(6)	10	NM	(45)	10	NM
Prospective unlocking - model refinements	9	-	NM	9	-	NM
Retrospective unlocking	(20)	(15)	-33%	(67)	(2)	NM
Amortization, net of interest, excluding
unlocking	129	98	32%	400	253	58%
Broker-dealer expenses incurred	79	75	5%	232	210	10%
Total underwriting, acquisition,
insurance and other expenses	$297	$259	15%	$839	$717	17%
DAC Deferrals
As a percentage of sales/deposits	5.7%	5.9%		5.8%	5.9%

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions are expensed as incurred rather than deferred and amortized.  These non-deferred commissions, which include trail commissions that are based upon account values, were approximately $55 million and $158 million for the three and nine months ended September 30, 2010, respectively, compared to approximately $46 million and $116 million for the corresponding periods in 2009.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

The increase in amortization, net of interest, excluding unlocking, when comparing the three and nine months ended September 30, 2010, to the corresponding periods in 2009, was due to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits during the first nine months of 2010 (discussed above in “Additional Information”).

During 2009, we had more unfavorable hedge program performance and securities impairments than our model projections assumed, which resulted in negative gross profits in total for certain cohorts.  As a result, the amortization of DAC, VOBA, DSI and DFEL for those cohorts during 2010 was significantly higher than it was in the previous year.

Retirement Solutions – Defined Contribution

Income (Loss) from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance fees	$48	$48	0%	$148	$133	11%
Net investment income	192	190	1%	569	541	5%
Other revenues and fees (1)	5	3	67%	13	8	63%
Total operating revenues	245	241	2%	730	682	7%
Operating Expenses
Interest credited	110	111	-1%	331	334	-1%
Benefits	-	-	NM	1	(3)	133%
Underwriting, acquisition, insurance and other
expenses	66	70	-6%	229	217	6%
Total operating expenses	176	181	-3%	561	548	2%
Income (loss) from operations before taxes	69	60	15%	169	134	26%
Federal income tax expense (benefit)	19	17	12%	47	34	38%
Income (loss) from operations	$50	$43	16%	$122	$100	22%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of the Three Months Ended September 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•
An $11 million favorable prospective unlocking of DAC, VOBA, DSI during the third quarter of 2010 compared to a $5 million favorable prospective unlocking during the third quarter of 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during the third quarter of 2010 was due to assumption changes attributable primarily to the $10 million estimated effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business (see discussion in “Additional Information” below); and

▪
The favorable prospective unlocking during the third quarter of 2009 was due to assumption changes attributable primarily to a compensation-related change in our wholesaling distribution organization that lowered deferrals as a percentage of total expenses incurred and lower maintenance expenses than our model projections assumed; and

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the third quarter of 2009;
▪	Crediting rate actions implemented after the third quarter of 2009 that reduced interest crediting rates; and
▪
Holding lower cash balances in the third quarter of 2010 that resulted in our portfolio yields not declining as much as our crediting rates (see discussion in “Additional Information” below); partially offset by

▪
Less favorable investment income on alternative investments and commercial mortgage loan prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information).

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to investments in strategic initiatives related to updating information technology and expanding distribution in 2010, as discussed in “Additional Information” below.

Insurance fees remained flat as higher average daily variable account values driven by higher equity markets were offset by negative net flows and an overall shift in business mix towards products with lower expense assessment rates.

Comparison of the Nine Months Ended September 30, 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the third quarter of 2009;
▪	Crediting rate actions implemented after the third quarter of 2009 that reduced interest crediting rates;
▪
More favorable investment income on surplus and alternative investments due to the improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information); and

▪	Holding lower cash balances during the first nine months of 2010 that resulted in our portfolio yields not declining as much as our crediting rates (see discussion in “Additional Information” below);
•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates; and

•	The impact of prospective unlocking discussed above.

The increase in income from operations was partially offset by the following:

•	More favorable tax return true-ups recorded in 2009 than in 2010;
•	Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to:
▪	Investments in strategic initiatives related to updating information technology and expanding distribution in 2010, as discussed in “Additional Information” below; and
▪	Higher account value-based trail commissions driven by the effect of higher equity markets on account values; and
•
A $3 million unfavorable retrospective unlocking of DAC, VOBA and DSI during the first nine months of 2010, partially offset by a lower DAC, VOBA and DSI amortization rate, net of interest and excluding unlocking, compared to a $1 million unfavorable retrospective unlocking during the first nine months of 2009:

▪
The unfavorable retrospective unlocking during the first nine months of 2010 was due primarily to higher lapses than our model projections assumed, partially offset by higher equity markets than our model projections assumed;

▪
The lower amortization rate during the first nine months of 2010 was due primarily to an overall shift in business mix towards products with lower deferrable expenses for this segment being applied to higher actual gross profits; and

▪	The unfavorable retrospective unlocking during the first nine months of 2009 was due primarily to higher lapses and maintenance expenses and lower equity markets than our model projections assumed.

Additional Information

During the third quarter of 2010, we estimated the effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, which we deemed to be the most significant.  As a result, we recorded prospective unlocking during the third quarter of 2010 related to the conversion, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.  We have other blocks of business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of the planned conversion, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

The VOBA for this segment will become fully amortized by the end of 2010; as a result, we would expect an approximate $4 million favorable ongoing quarterly effect to income from operations beginning in the first quarter of 2011.

During the third quarter of 2010, we partnered with a leading provider of retirement recordkeeping services to enhance our retirement plan offerings.  We expect to continue making strategic investments during the remainder of 2010 to improve our infrastructure and product offerings that will also result in higher expenses.  In addition, we allocated more overhead costs to this segment during the first nine months of 2010, and we expect this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first nine months of 2010 when compared to the corresponding period in 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short-term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 11 basis points and 15 basis points during the three and nine months ended September 30, 2009, respectively.  As we progressed through 2009, we reduced these cash balances, thereby increasing our portfolio yields.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability.  Our net flows declined for the three and nine months ended September 30, 2010, due primarily to the lapse of certain large cases during the third quarter with total account values of approximately $500 million.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 16% and 13% for the three and nine months ended September 30, 2010, compared to 11% for the corresponding periods in 2009.  Our lapse rate is negatively impacted by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of surrender charge period.  The proportion of these products to our total account values was 42% and 45% as of September 30, 2010 and 2009, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 9 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.
Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our Form 10-Q for the quarter ended June 30, 2010.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Insurance Fees
Annuity expense assessments	$41	$41	0%	$128	$113	13%
Mutual fund fees	6	6	0%	18	16	13%
Total expense assessments	47	47	0%	146	129	13%
Surrender charges	1	1	0%	2	4	-50%
Total insurance fees	$48	$48	0%	$148	$133	11%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Averages
Daily variable annuity account values, excluding the
fixed portion of variable	$12,471	$11,881	5%	$12,744	$10,839	18%

Daily S&P 500	1,094.32	994.45	10%	1,116.63	900.22	24%

	As of September 30,
	2010	2009	Change
Account Values
Variable portion of variable annuities	$12,956	$12,620	3%
Fixed portion of variable annuities	6,163	6,128	1%
Total variable annuities	19,119	18,748	2%
Fixed annuities	6,571	6,030	9%
Total annuities	25,690	24,778	4%
Mutual funds (1)	11,398	9,544	19%
Total annuities and mutual funds	$37,088	$34,322	8%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$5,544	$5,234	6%	$5,863	$4,888	20%
Gross deposits	277	290	-4%	884	852	4%
Withdrawals and deaths	(291)	(319)	9%	(1,047)	(853)	-23%
Net flows	(14)	(29)	52%	(163)	(1)	NM
Transfers between fixed and variable accounts	(1)	-	NM	(2)	(4)	50%
Investment increase and change in market value	425	580	-27%	256	902	-72%
Balance as of end-of-period	$5,954	$5,785	3%	$5,954	$5,785	3%
		-			-
Total Mid – Large Segment:
Balance as of beginning-of-period	$14,384	$11,425	26%	$13,653	$9,540	43%
Gross deposits	800	617	30%	2,489	2,304	8%
Withdrawals and deaths	(858)	(259)	NM	(1,663)	(703)	NM
Net flows	(58)	358	NM	826	1,601	-48%
Transfers between fixed and variable accounts	11	16	-31%	29	13	123%
Other (1)	-	-	NM	186	-	NM
Investment increase and change in market value	1,061	1,173	-10%	704	1,818	-61%
Balance as of end-of-period	$15,398	$12,972	19%	$15,398	$12,972	19%
	-	-		-	-
Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$15,112	$14,668	3%	$15,786	$14,450	9%
Gross deposits	185	196	-6%	570	638	-11%
Withdrawals and deaths	(391)	(381)	-3%	(1,220)	(1,181)	-3%
Net flows	(206)	(185)	-11%	(650)	(543)	-20%
Transfers between fixed and variable accounts	-	(1)	100%	-	-	NM
Investment increase and change in market value	830	1,083	-23%	600	1,658	-64%
Balance as of end-of-period	$15,736	$15,565	1%	$15,736	$15,565	1%
		-			-
Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$35,040	$31,327	12%	$35,302	$28,878	22%
Gross deposits	1,262	1,103	14%	3,943	3,794	4%
Withdrawals and deaths	(1,540)	(959)	-61%	(3,930)	(2,737)	-44%
Net flows	(278)	144	NM	13	1,057	-99%
Transfers between fixed and variable accounts	10	15	-33%	27	9	200%
Other (1)	-	-	NM	186	-	NM
Investment increase and change in market value	2,316	2,836	-18%	1,560	4,378	-64%
Balance as of end-of-period (2)	$37,088	$34,322	8%	$37,088	$34,322	8%

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

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Flows on Account Values
Variable portion of variable annuity deposits	$368	$387	-5%	$1,171	$1,173	0%
Variable portion of variable annuity withdrawals	(473)	(471)	0%	(1,637)	(1,299)	-26%
Variable portion of variable annuity net flows	(105)	(84)	-25%	(466)	(126)	NM
Fixed portion of variable annuity deposits	77	79	-3%	234	256	-9%
Fixed portion of variable annuity withdrawals	(163)	(178)	8%	(492)	(570)	14%
Fixed portion of variable annuity net flows	(86)	(99)	13%	(258)	(314)	18%
Total variable annuity deposits	445	466	-5%	1,405	1,429	-2%
Total variable annuity withdrawals	(636)	(649)	2%	(2,129)	(1,869)	-14%
Total variable annuity net flows	(191)	(183)	-4%	(724)	(440)	-65%
Fixed annuity deposits	272	227	20%	758	787	-4%
Fixed annuity withdrawals	(292)	(149)	-96%	(710)	(466)	-52%
Fixed annuity net flows	(20)	78	NM	48	321	-85%
Total annuity deposits	717	693	3%	2,163	2,216	-2%
Total annuity withdrawals	(928)	(798)	-16%	(2,839)	(2,335)	-22%
Total annuity net flows	(211)	(105)	NM	(676)	(119)	NM
Mutual fund deposits	545	410	33%	1,780	1,578	13%
Mutual fund withdrawals	(612)	(161)	NM	(1,091)	(402)	NM
Mutual fund net flows	(67)	249	NM	689	1,176	-41%
Total annuity and mutual fund deposits	1,262	1,103	14%	3,943	3,794	4%
Total annuity and mutual fund
withdrawals	(1,540)	(959)	-61%	(3,930)	(2,737)	-44%
Total annuity and mutual fund
net flows	$(278)	$144	NM	$13	$1,057	-99%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Other Changes to Account Values
Change in market value on
variable, excluding the fixed portion of variable	$1,173	$1,581	-26%	$617	$2,322	-73%
Transfers to the variable portion of variable
annuity products from the fixed portion of
variable annuity products	(79)	21	NM	(148)	(164)	10%

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

Our net flows declined for the three and nine months ended September 30, 2010, due primarily to the lapse of certain large cases during the third quarter with total account values of approximately $500 million.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$179	$174	3%	$527	$510	3%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	1	2	-50%	3	3	0%
Alternative investments (2)	-	1	-100%	2	-	NM
Surplus investments (3)	12	13	-8%	37	28	32%
Total net investment income	$192	$190	1%	$569	$541	5%

Interest Credited	$110	$111	-1%	$331	$334	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.71%	5.85%	(14)	5.71%	5.78%	(7)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.04%	0.08%	(4)	0.03%	0.03%	-
Alternative investments	0.01%	0.03%	(2)	0.02%	0.00%	2
Net investment income yield on reserves	5.76%	5.96%	(20)	5.76%	5.81%	(5)
Interest rate credited to contract holders	3.47%	3.66%	(19)	3.52%	3.73%	(21)
Interest rate spread	2.29%	2.30%	(1)	2.24%	2.08%	16

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Other Information
Average invested assets on reserves	$12,462	$11,895	5%	$12,311	$11,762	5%
Average fixed account values, including the
fixed portion of variable	12,683	12,114	5%	12,515	11,960	5%
Transfers to the fixed portion of variable
annuity products from the variable portion of
variable annuity products	79	(21)	NM	148	164	-10%
Net flows for fixed annuities, including the
fixed portion of variable	(106)	(21)	NM	(210)	7	NM

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$15	$16	-6%	$47	$46	2%
General and administrative expenses	60	53	13%	171	161	6%
Taxes, licenses and fees	3	3	0%	10	9	11%
Total expenses incurred	78	72	8%	228	216	6%
DAC deferrals	(15)	(15)	0%	(46)	(51)	10%
Total expenses recognized before
amortization	63	57	11%	182	165	10%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(17)	(8)	NM	(17)	(8)	NM
Retrospective unlocking	-	-	NM	5	2	150%
Amortization, net of interest, excluding
unlocking	20	21	-5%	59	58	2%
Total underwriting, acquisition, insurance
and other expenses	$66	$70	-6%	$229	$217	6%
DAC Deferrals
As a percentage of annuity sales/deposits	2.1%	2.2%		2.1%	2.3%

Commissions and other costs that vary with and are related primarily to the sale of annuity contracts are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions are expensed as incurred rather than deferred and amortized.  These non-deferred commissions, which include trail commissions that are based upon account values, were approximately $9 million and $28 million for the three and nine months ended September 30, 2010, respectively, compared to approximately $10 million and $25 million for the corresponding periods in 2009.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as incurred.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

Insurance Solutions – Life Insurance

Income (Loss) from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums	$107	$93	15%	$327	$277	18%
Insurance fees	451	494	-9%	1,404	1,426	-2%
Net investment income	543	495	10%	1,618	1,446	12%
Other revenues and fees	7	8	-13%	23	20	15%
Total operating revenues	1,108	1,090	2%	3,372	3,169	6%
Operating Expenses
Interest credited	299	293	2%	895	886	1%
Benefits	561	320	75%	1,334	1,000	33%
Underwriting, acquisition, insurance and other
expenses	168	285	-41%	640	701	-9%
Total operating expenses	1,028	898	14%	2,869	2,587	11%
Income (loss) from operations before taxes	80	192	-58%	503	582	-14%
Federal income tax expense (benefit)	20	55	-64%	155	170	-9%
Income (loss) from operations	$60	$137	-56%	$348	$412	-16%

Comparison of the Three Months Ended September 30, 2010 to 2009

Income from operations for this segment decreased due primarily to the following:

•
An $82 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves during the third quarter of 2010 compared to a $7 million unfavorable prospective unlocking during the third quarter of 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during the third quarter of 2010 was due to an $86 million unfavorable unlocking from assumption changes due primarily to adjustments to secondary guarantee life insurance product reserves and lower investment margins, attributable primarily to lowering our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates, as this effect alone represented $114 million unfavorable unlocking (see “Additional Information” below), as well as higher lapses than our model projections assumed, partially offset by lower death claims and surrenders than our model projections assumed, net of a $4 million favorable unlocking from model refinements; and

▪	The unfavorable prospective unlocking during the third quarter of 2009 was due primarily to lower investment margins and higher expenses, death claims and lapses than our model projections assumed;
•	An increase in benefits, excluding unlocking of $153 million, pre-tax, discussed above, attributable primarily to:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from continued growth in the business;
•	A decrease in insurance fees, excluding unlocking, attributable primarily to lower surrender charges due to lower surrender rates; and
•
The inter-company reinsurance arrangement effective December 31, 2009, discussed below, which resulted in a reduction in net investment income and an increase in underwriting, acquisition, insurance and other expenses.

The decrease in income from operations was partially offset by:

•
More favorable investment income on alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

•	Growth in business in force;
•	Actions implemented to reduce interest crediting rates, discussed in “Additional Information” below; and
•
A decrease in DAC, VOBA, and DFEL amortization, excluding unlocking, partially offset by a $3 million unfavorable retrospective unlocking of DAC, VOBA, and DFEL during the third quarter of 2010 compared to an $8 million unfavorable retrospective unlocking during the third quarter of 2009:

▪	The lower amortization during the third quarter of 2010 was due primarily to lower actual gross profits attributable primarily to more unfavorable prospective unlocking;
▪	The unfavorable retrospective unlocking during the third quarter of 2010 was due primarily to lower premiums received and higher death claims than our model projections assumed; and
▪	The unfavorable retrospective unlocking during the third quarter of 2009 was due primarily to higher lapses than our model projections assumed.

Comparison of the Nine Months Ended September 30, 2010 to 2009

Income from operations for this segment decreased due primarily to the following:

•	The effect of prospective unlocking discussed above;
•	An increase in benefits, excluding unlocking, attributable primarily to:
▪	Higher death claims;
▪	An increase in traditional product reserves due to the harmonization of certain processes; and
▪	An increase in secondary guarantee life insurance product reserves from continued growth in the business;
•
The inter-company reinsurance arrangement effective December 31, 2009, discussed below, which resulted in reductions in net investment income and an increase in underwriting, acquisition, insurance and other expenses;

•	More favorable tax return true-ups recorded in 2009 than in 2010; and
•
An increase in DAC, VOBA, and DFEL amortization, excluding unlocking, partially offset by a $4 million unfavorable retrospective unlocking of DAC, VOBA, and DFEL during the first nine months of 2010, compared to a $17 million unfavorable retrospective unlocking during the first nine months of 2009:

▪	The higher amortization during the first nine months of 2010 was due primarily to higher actual gross profits attributable primarily to higher investment income on alternative investments;
▪
The unfavorable retrospective unlocking during the first nine months of 2010 was due primarily to lower premiums received and higher death claims than our model projections assumed, partially offset by lower lapses and expenses than our model projections assumed; and

▪
The unfavorable retrospective unlocking during the first nine months of 2009 was due primarily to lower premiums received and investment income on alternative investments and prepayment and bond makewhole premiums than our model projections assumed, partially offset by lower death claims and lapses than our model projections assumed.

The decrease in income from operations was partially offset by the following:

•	Higher net investment income and relatively flat interest credited attributable primarily to:
▪
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Additional Information” and “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪	Growth in business in force; and
▪	Actions implemented to reduce interest crediting rates, discussed in “Additional Information” below.

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

During the second quarter of 2010, we replaced credit facilities that were to mature in the first quarter of 2011 and completed a $500 million 30-year senior notes offering, the proceeds of which have been used to execute a long-term structured solution supporting UL business with secondary guarantees, effective July 1, 2010.  Included in the Lines of Credit (“LOCs”) issued as of September 30, 2010, as discussed in Note 10 and reported in the credit facilities table below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.2 billion of LOCs supporting the reinsurance obligations of our affiliated reinsurance subsidiaries on UL business with secondary guarantees.  The underlying credit facility matures in the second quarter of 2014; however, the LOCs may remain outstanding for one year following the maturity date.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2009 Form 10-K for further information on XXX reserves.  We expect to continue to have an unfavorable effect to earnings related to fees associated with the long-term financing solution and LOCs issued under the new credit facility mentioned above of approximately $5 million per quarter.  We expect to execute additional long-term structured solutions to support our UL business with secondary guarantees.

As of December 31, 2009, we released approximately $400 million of capital that had previously supported statutory reserves related to our term products as a result of executing on a letter of credit transaction with a third party to support an inter-company  reinsurance arrangement.  As part of this transaction, we entered into a $550 million 10-year LOC facility related to this business.  For more information on this transaction, see our current report on Form 8-K filed on January 7, 2010.  This reduction in capital lowered the level of invested assets required to support the reserves of this business, which we transferred to Other Operations where we maintain capital not allocated to our businesses.  The cost of the LOC reflected in underwriting, acquisition, insurance and other expenses, together with the effect of lower net investment income associated with assets shifting from backing reserves in this segment to surplus in Other Operations, has reduced this segment’s quarterly income from operations by approximately $7 million, $4 million of which is simply a shift to Other Operations due to the transfer of invested assets.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform for a significant portion of this segment’s blocks of business as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

We allocated more overhead costs to this segment during the first nine months of 2010, and we expect this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during the remainder of 2010 that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first nine months of 2010 when compared to the corresponding period of 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

Effective March 31, 2009, we transferred a closed block of business consisting of certain UL and VUL insurance products to a third party.  During the fourth quarter of 2009, one of our insurance subsidiaries executed a separate agreement whereby we assumed the mortality risk associated with this business on a yearly-renewable basis.  These transactions caused an approximate $6 million per quarter ongoing reduction in this segment’s income from operations as a result of reductions in insurance fees and net investment income, partially offset by reductions in interest credited and benefits.  The assumption of the mortality risk associated with this business on a yearly-renewable basis resulted in an approximate $13 million per quarter ongoing increase in insurance premiums offset by an increase in benefits.  The unfavorable effect to this segment’s income from operations was partially offset by an approximate $2 million per quarter ongoing increase to income from operations in Other Operations, as a result of having higher net investment income due to the transfer of invested assets from Insurance Solutions – Life Insurance.  The transfer of invested assets from this segment was attributable to a reduction in capital as a result of the transfer of this business to a third party.  These transactions caused a net $4 million per quarter ongoing reduction to our consolidated net income.  Effective April 1,

2010, the agreement to assume the mortality risk associated with this business on a yearly-renewable basis was terminated and replaced with an inter-company reinsurance agreement that effectively resulted in no change to the effect to income from operations discussed above and removed any effects to insurance premiums and benefits.

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

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned above, during the third quarter of 2010, we lowered our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over 8 years to a rate 54 basis points below our previous ultimate long-term assumption.  As a result of this assumption revision, we recorded a $114 million, after-tax, unfavorable prospective unlocking.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 3.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our Form 10-Q for the quarter ended June 30, 2010.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Insurance Fees
Mortality assessments	$320	$317	1%	$963	$981	-2%
Expense assessments	208	186	12%	600	538	12%
Surrender charges	22	33	-33%	77	81	-5%
DFEL:
Deferrals	(123)	(108)	-14%	(355)	(305)	-16%
Amortization, net of interest:
Prospective unlocking - assumption changes	56	20	180%	56	20	180%
Prospective unlocking - model refinements	(62)	-	NM	(62)	-	NM
Retrospective unlocking	-	8	-100%	15	12	25%
Amortization, net of interest, excluding
unlocking	30	38	-21%	110	99	11%
Total insurance fees	$451	$494	-9%	$1,404	$1,426	-2%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Sales by Product
UL:
Excluding MoneyGuard®	$76	$91	-16%	$246	$278	-12%
MoneyGuard®	27	18	50%	68	44	55%
Total UL	103	109	-6%	314	322	-2%
VUL	11	7	57%	28	23	22%
COLI and BOLI	18	14	29%	35	31	13%
Term/whole life	16	16	0%	54	39	38%
Total sales	$148	$146	1%	$431	$415	4%

Net Flows
Deposits	$1,230	$1,074	15%	$3,370	$3,151	7%
Withdrawals and deaths	(505)	(512)	1%	(1,393)	(1,492)	7%
Net flows	$725	$562	29%	$1,977	$1,659	19%

Contract holder assessments	$776	$747	4%	$2,291	$2,205	4%

	As of September 30,
	2010	2009	Change
Account Values
UL	$25,633	$24,631	4%
VUL	4,759	4,369	9%
Interest-sensitive whole life	2,262	2,272	0%
Total account values	$32,654	$31,272	4%

In-Force Face Amount
UL and other	$294,171	$289,124	2%
Term insurance	262,583	242,889	8%
Total in-force face amount	$556,754	$532,013	5%

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

UL and VUL products with secondary guarantees represented approximately 41% of interest-sensitive life insurance in force as of September 30, 2010, and approximately 47% and 53% of sales for the three and nine months ended September 30, 2010, respectively.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$506	$487	4%	$1,494	$1,454	3%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	3	3	0%	13	7	86%
Alternative investments (2)	8	(20)	140%	35	(73)	148%
Surplus investments (3)	26	25	4%	76	58	31%
Total net investment income	$543	$495	10%	$1,618	$1,446	12%

Interest Credited	$299	$293	2%	$895	$886	1%
(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.93%	5.97%	(4)	5.89%	5.95%	(6)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.03%	0.04%	(1)	0.05%	0.03%	2
Alternative investments	0.11%	-0.29%	40	0.16%	-0.35%	51
Net investment income yield on reserves	6.07%	5.72%	35	6.10%	5.63%	47
Interest rate credited to contract holders	4.15%	4.22%	(7)	4.17%	4.22%	(5)
Interest rate spread	1.92%	1.50%	42	1.93%	1.41%	52

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.99%	5.98%	1	6.12%	5.98%	14
Commercial mortgage loan prepayment
and bond makewhole premiums	0.12%	0.01%	11	0.05%	0.01%	4
Alternative investments	0.01%	0.02%	(1)	0.01%	0.00%	1
Net investment income yield on reserves	6.12%	6.01%	11	6.18%	5.99%	19

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$29,510	$27,734	6%	$29,172	$27,721	5%
Account values - universal and whole life (1)	28,545	27,465	4%	28,301	27,660	2%

Attributable to traditional products:
Invested assets on reserves	4,493	4,916	-9%	4,490	4,873	-8%

(1)
We experienced declines in our average invested assets on reserves and account values attributable to interest-sensitive products subsequent to the transfer of certain life insurance policies to a third party, which reduced these balances by $927 million and $938 million, respectively, on March 31, 2009.

A portion of the investment income earned for this segment is credited to contract holder accounts.  Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at a faster rate than account values.  Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, including capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest-sensitive products.  The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves.  In addition, we exclude the effect of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations.  Traditional products use interest income to build the policy reserves.  Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Benefits
Death claims direct and assumed	$605	$541	12%	$1,884	$1,643	15%
Death claims ceded	(258)	(231)	-12%	(839)	(719)	-17%
Reserves released on death	(104)	(99)	-5%	(326)	(294)	-11%
Net death benefits	243	211	15%	719	630	14%
Change in secondary guarantee life insurance
product reserves:
Prospective unlocking - assumption changes	60	(3)	NM	60	(3)	NM
Prospective unlocking - model refinements	93	-	NM	93	-	NM
Other	89	53	68%	217	197	10%
Other benefits (1)	76	59	29%	245	176	39%
Total benefits	$561	$320	75%	$1,334	$1,000	33%

Death claims per $1,000 of inforce	1.75	1.59	10%	1.75	1.56	12%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$156	$159	-2%	$474	$478	-1%
General and administrative expenses	125	113	11%	344	333	3%
Taxes, licenses and fees	31	31	0%	90	87	3%
Total expenses incurred	312	303	3%	908	898	1%
DAC and VOBA deferrals	(213)	(213)	0%	(644)	(635)	-1%
Total expenses recognized before amortization	99	90	10%	264	263	0%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	128	33	288%	128	33	288%
Prospective unlocking - model refinements	(162)	-	NM	(162)	-	NM
Retrospective unlocking	4	20	-80%	21	38	-45%
Amortization, net of interest, excluding
unlocking	98	141	-30%	386	364	6%
Other intangible amortization	1	1	0%	3	3	0%
Total underwriting, acquisition, insurance
and other expenses	$168	$285	-41%	$640	$701	-9%
DAC and VOBA Deferrals
As a percentage of sales	143.9%	145.9%		149.4%	153.0%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the three and nine months ended September 30, 2010 and 2009, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales.

Insurance Solutions – Group Protection

Income (Loss) from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums	$414	$379	9%	$1,258	$1,183	6%
Net investment income	35	34	3%	103	92	12%
Other revenues and fees	2	1	100%	6	4	50%
Total operating revenues	451	414	9%	1,367	1,279	7%
Operating Expenses
Interest credited	-	1	-100%	1	2	-50%
Benefits	331	261	27%	975	836	17%
Underwriting, acquisition, insurance and other
expenses	106	99	7%	309	297	4%
Total operating expenses	437	361	21%	1,285	1,135	13%
Income (loss) from operations before taxes	14	53	-74%	82	144	-43%
Federal income tax expense (benefit)	5	18	-72%	28	50	-44%
Income (loss) from operations	$9	$35	-74%	$54	$94	-43%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Income (Loss) from Operations by Product
Line
Life	$5	$16	-69%	$24	$29	-17%
Disability	4	18	-78%	30	63	-52%
Dental	(1)	(1)	0%	(4)	(3)	-33%
Total non-medical	8	33	-76%	50	89	-44%
Medical	1	2	-50%	4	5	-20%
Income (loss) from operations	$9	$35	-74%	$54	$94	-43%

Comparison of the Three and Nine Months Ended September 30, 2010 to 2009

Income from operations for this segment decreased due to significantly unfavorable total non-medical loss ratio experience of 79.2% during 2010 that was above the high end of our historical expected range of 71% to 74% attributable primarily to unfavorable claims incidence and termination experience on our long-term disability business and adverse mortality and morbidity experience on our life business.

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

Additional Information

During the third quarter of 2010, our non-medical loss ratio was 79.2%, above what we experienced last quarter and above our long-term expectation in the low 70% range.  During the first nine months of 2010, we experienced significantly unfavorable life loss ratios due primarily to adverse mortality experience and adverse morbidity experience for life waiver of premium.  In addition, we increased experience-rated refund reserves on one large case during the third quarter of 2010 as a result of adverse claims experience, which decreased income from operations by $2 million.  Also, during the second and third quarters of 2010, we experienced significantly unfavorable long-term disability loss ratios due primarily to unfavorable incidence, and to a lesser extent termination experience.  The unfavorable claims incidence experience was spread across all industry sectors, and particularly in the financial, wholesale and retail sectors, which we expect will continue in the short term.

We expect loss ratios to recover over time, but they are likely to remain elevated for at least the remainder of the year.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate $3 million decrease to income from operations.  Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We are taking actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines upon renewal to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim termination efforts.  We are also employing new tools to identify and support claimants who will return to work.

We reviewed the discount rate assumptions associated with our long-term disability claim reserves during the third quarter of 2010, which resulted in lowering the discount rate by 25 basis points and decreasing income from operations by $2 million.  For more information on the effects of current interest rates on our long-term disability claim reserves, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

During the first nine months of 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  In addition, we experienced unfavorable life loss ratios in the first quarter of 2009 due primarily to adverse mortality experience, the downward effects of whole-case pricing on premium rates and a one-time adjustment to benefits relating to unfavorable waiver claim reserves, which decreased income from operations by $2 million.  During the third quarter of 2009, certain reserving methodology changes contributed to a decrease in life loss ratios and an increase in long-term disability loss ratios, but had no effect on total non-medical loss ratios.

We allocated more overhead costs to this segment during the first nine months of 2010, and we expect this trend will continue for the remainder of 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  See “Acquisitions and Dispositions” in our 2009 Form 10-K for additional details.  Additionally, we plan to make strategic investments during 2010 that will also result in higher expenses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during the first nine months of 2010 when compared to the corresponding period in 2009, and this trend will continue for the remainder of 2010.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” in our 2009 Form 10-K.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Insurance Premiums by Product Line
Life	$158	$142	11%	$476	$432	10%
Disability	181	173	5%	542	518	5%
Dental	43	36	19%	123	111	11%
Total non-medical	382	351	9%	1,141	1,061	8%
Medical	32	28	14%	117	122	-4%
Total insurance premiums	$414	$379	9%	$1,258	$1,183	6%

Sales	$68	$80	-15%	$197	$194	2%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.

The business represented as “medical” consists primarily of our non-core EXEC-U-CARE® product.  This product provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs.  This product produces significant revenues and benefits expenses for this segment but only a limited amount of income.  Discontinuance of this product would significantly impact segment revenues, but not income (loss) from operations.

Net Investment Income

We use our interest income to build the associated policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Benefits and Interest Credited by Product
Line
Life	$125	$95	32%	$367	$314	17%
Disability	145	115	26%	404	326	24%
Dental	34	29	17%	102	92	11%
Total non-medical	304	239	27%	873	732	19%
Medical	27	23	17%	103	106	-3%
Total benefits and interest credited	$331	$262	26%	$976	$838	16%

Loss Ratios by Product Line
Life	79.2%	66.6%		77.1%	72.8%
Disability	79.2%	66.8%		74.5%	62.8%
Dental	79.3%	79.7%		83.2%	83.4%
Total non-medical	79.2%	68.1%		76.5%	69.0%
Medical	86.2%	82.0%		87.9%	86.9%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$48	$44	9%	$142	$131	8%
General and administrative expenses	51	48	6%	147	144	2%
Taxes, licenses and fees	10	9	11%	29	27	7%
Total expenses incurred	109	101	8%	318	302	5%
DAC deferrals	(13)	(13)	0%	(41)	(38)	-8%
Total expenses recognized before
amortization	96	88	9%	277	264	5%
DAC and VOBA amortization, net of interest	10	11	-9%	32	33	-3%
Total underwriting, acquisition,
insurance and other expenses	$106	$99	7%	$309	$297	4%

DAC Deferrals
As a percentage of insurance premiums	3.1%	3.4%		3.3%	3.2%

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Operating Revenues
Insurance premiums	$-	$-	NM	$-	$4	-100%
Net investment income	81	81	0%	244	221	10%
Amortization of deferred gain on business
sold through reinsurance	18	18	0%	55	55	0%
Media revenues (net)	20	17	18%	53	51	4%
Other revenues and fees	3	3	0%	15	8	88%
Total operating revenues	122	119	3%	367	339	8%
Operating Expenses
Interest credited	29	33	-12%	90	115	-22%
Benefits	35	37	-5%	105	179	-41%
Media expenses	15	13	15%	43	40	8%
Other expenses	31	23	35%	96	118	-19%
Interest and debt expense	74	68	9%	212	194	9%
Total operating expenses	184	174	6%	546	646	-15%
Income (loss) from operations before taxes	(62)	(55)	-13%	(179)	(307)	42%
Federal income tax expense (benefit)	(22)	(21)	-5%	(66)	(112)	41%
Income (loss) from operations	$(40)	$(34)	-18%	$(113)	$(195)	42%

Comparison of the Three Months Ended September 30, 2010 to 2009

Loss from operations for this segment increased due primarily to the following:

•	Higher other expenses attributable primarily to higher branding expenses; and
•	Unfavorable tax return true-ups recorded in the third quarter of 2010.

Comparison of the Nine Months Ended September 30, 2010 to 2009

Loss from operations for this segment decreased due primarily to the following:

•
The $64 million unfavorable effect in the first quarter of 2009 of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re, which resulted in pre-tax increases in benefits of $78 million, interest credited of $15 million and other expenses of $5 million, partially offset by a $34 million tax benefit;

•
Higher net investment income related primarily to higher invested assets driven by distributable earnings received from our insurance segments, issuances of common stock and preferred stock and proceeds from the sale of Lincoln UK and Delaware Management Holdings, Inc. (“Delaware”), partially offset by redemption of our Series B preferred stock and repurchase and cancellation of associated common stock warrants; and

•	Lower other expenses due primarily to:
▪	Restructuring charges for expense initiatives in the first nine months of 2009; and
▪	Higher merger-related expenses in the first nine months of 2009; partially offset by
▪	Higher branding expenses in the first nine months of 2010.

The decrease in loss from operations was partially offset by the following:

▪	Higher interest and debt expenses as a result of higher average balances of outstanding debt in 2010; and
▪	Unfavorable tax return true-ups recorded in the third quarter of 2010.

Additional Information

We expect a lower loss from operations for Other Operations for the remainder of 2010 than was experienced in 2009.  The expected decrease is attributable primarily to the following:

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

•	Higher investment income from an increase in the distributable earnings that will be received from our insurance segments due to expected less challenging economic conditions; and
•	The unfavorable effect of the rescission in 2009 of the reinsurance agreement with Swiss Re for disability income business that we do not expect to recur.

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

Write-downs for OTTI decrease the recorded value of our invested assets owned by our business segments.  These write-downs are not included in the income from operations of our operating segments.  When impairment occurs, assets are transferred to the business segments’ portfolios and will reduce the future net investment income for Other Operations, but should not have an effect on a consolidated basis unless the impairments are related to defaulted securities.  Statutory reserve adjustments for our business segments can also cause allocations of invested assets between the affected segments and Other Operations.

The majority of our interest credited relates to our reinsurance operations sold to Swiss Re in 2001.  A substantial amount of the business was sold through indemnity reinsurance transactions resulting in some of the business still flowing through our consolidated financial statements.  The interest credited corresponds to investment income earnings on the assets we continue to hold for this business.  There is no effect to income or loss in Other Operations or on a consolidated basis for these amounts because interest earned on the blocks that continue to be reinsured is passed through to Swiss Re in the form of interest credited.

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Other Expenses
Merger-related expenses	$2	$3	-33%	$7	$14	-50%
Restructuring charges for expense initiatives	-	1	-100%	-	34	-100%
Branding	10	4	150%	23	13	77%
Retirement Income Security Ventures	3	2	50%	8	6	33%
Taxes, licenses and fees	-	(1)	100%	(1)	1	NM
Other	16	14	14%	59	50	18%
Total other expenses	$31	$23	35%	$96	$118	-19%

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
Pre-Tax	2010	2009	Change	2010	2009	Change
Operating realized gain (loss):
Indexed annuity net derivatives
results	$1	$-	NM	$-	$-	NM
GLB	17	15	13%	49	38	29%
Total operating realized
gain (loss)	18	15	20%	49	38	29%
Realized gain (loss) related to
certain investments	(26)	(124)	79%	(86)	(411)	79%
Realized gain (loss) related to
certain investments, including
those associated with our
consolidated VIEs, and trading
securities	105	59	78%	72	50	44%
GLB net derivatives results	(8)	(228)	96%	15	(504)	103%
GDB derivatives results	(46)	(84)	45%	(33)	(179)	82%
Indexed annuity forward-starting
option	-	(4)	100%	5	-	NM
Realized gain (loss) on sale of
subsidiaries/businesses	-	-	NM	-	1	-100%
Total excluded realized
gain (loss)	25	(381)	107%	(27)	(1,043)	97%
Total realized gain (loss)	$43	$(366)	112%	$22	$(1,005)	102%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Rick Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Nine Months Ended September 30, 2010 to 2009

We had realized gains for the three and nine months ended September 30, 2010, as compared to losses experienced throughout 2009 due primarily to:

•	More favorable hedge program performance;
•	The decline in OTTI attributable primarily to general improvement in the credit markets;
•	Gains on derivative instruments related to our consolidated VIEs and our credit default swaps; and
•	An increase in the value of our trading securities.

Our GLB net derivatives results and GDB derivative results during the three and nine months ended September 30, 2010, were more favorable as compared to the corresponding periods of 2009.  The GLB net derivatives results during the three and nine months ended September 30, 2010, were relatively flat.  The unfavorable GLB net derivatives results during 2009 were attributable primarily to increases in interest rates and our over-hedged position for a period of time in 2009.  The unfavorable GDB derivative results during 2010 and 2009 were driven primarily by sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items.

The third quarter of 2010 had changes in GLB reserves reflecting primarily updates to our prospective lapse assumption, which was significantly offset by a decision to shift the mapping to blended equity and fixed maturity hedging indices, whereas previously we had been almost exclusively equity.  Our associated prospective DAC, VOBA, DSI and DFEL unlocking in the third quarter of 2010 offset the GLB reserve prospective unlocking entirely due to unfavorable reserve adjustments on blocks of business that had larger DAC, VOBA, DSI and DFEL balances than the blocks of business that had lower balances.  The third quarter of 2009 had unfavorable prospective unlocking of assumptions associated with the GLB reserves reflecting primarily updates to our lapse assumption.

The favorable realized gain related to certain derivative instruments and trading securities during 2010 was attributable primarily to spreads narrowing on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs and our credit default swaps, and gains on our trading securities due to the decline in interest rates.

For information regarding realized gains (losses) related to certain investments, see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Indexed Annuity Net Derivatives
Results
Change in fair value of S&P 500
call options	$70	$48	46%	$27	$50	-46%
Change in fair value of embedded
derivatives	(68)	(47)	-45%	(26)	(49)	47%
Associated amortization of DAC,
VOBA, DSI and DFEL	(1)	(1)	0%	(1)	(1)	0%
Total indexed annuity net
derivatives results	1	-	NM	-	-	NM
GLB
Pre-DAC (1) amount	25	18	39%	72	51	41%
Associated amortization of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (2)	9	6	50%	25	15	67%
Amortization, excluding
unlocking	(17)	(9)	-89%	(48)	(28)	-71%
Total GLB	17	15	13%	49	38	29%
Total Operating Realized
Gain (Loss)	$18	$15	20%	$49	$38	29%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

Operating realized gain (loss) includes the following:

Indexed Annuity Net Derivative Results

Indexed annuity net derivatives results represent the net difference between the change in the fair value of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products.  The change in the fair value of the liability for the embedded derivative represents the amount that is credited to the indexed annuity contract.

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

See Note 4 for information about our consolidated VIEs.

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

GLB Net Derivatives Results
Net valuation premium, net of
reinsurance	$30	$31	-3%	$83	$81	2%
Change in reserves hedged:
Prospective unlocking - assumption
changes	15	(17)	188%	15	(17)	188%
Prospective unlocking - model
refinements	-	(9)	100%	-	(9)	100%
Other	218	209	4%	(993)	2,419	NM
Change in market value of
derivative assets	(215)	(241)	11%	836	(2,385)	135%
Hedge program effectiveness
(ineffectiveness)	18	(58)	131%	(142)	8	NM
Change in reserves not hedged
(NPR component)	(41)	(212)	81%	109	(600)	118%
Change in derivative assets not
hedged (NPR component)	4	5	-20%	(5)	10	NM
Associated amortization of DAC,
VOBA, DSI and DFEL:
Prospective unlocking -
assumption changes	(15)	-	NM	(15)	-	NM
Retrospective unlocking (1)	(7)	(77)	91%	3	(220)	101%
Amortization, excluding
unlocking	3	83	-96%	(18)	217	NM
Total GLB net derivatives
results	$(8)	$(228)	96%	$15	$(504)	103%
GDB Derivatives Results
Change in fair value of derivatives	$(52)	$(97)	46%	$(38)	$(203)	81%
Associated amortization of DAC,
VOBA, DSI and DFEL:
Retrospective unlocking (1)	(27)	(40)	33%	(19)	(81)	77%
Amortization, excluding
unlocking	33	53	-38%	24	105	-77%
Total GDB derivatives
results	$(46)	$(84)	45%	$(33)	$(179)	82%

(1)	Related primarily to the emergence of gross profits.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the effect of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of September 30, 2010, the net effect of the NPR resulted in a $75 million decrease in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated impact to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
10-year CDS spread	2.55%	2.94%	1.64%	1.68%	2.49%
NPR factor related
to 10-year CDS spread	0.30%	0.40%	0.11%	0.08%	0.20%
Unadjusted embedded
derivative liability	$1,556	$1,786	$461	$643	$1,014

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of September 30, 2010, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $160 million, pre-DAC and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of September 30, 2010, then there would have been a favorable effect to net income of approximately $90 million, pre-DAC and tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

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

Indexed Annuity Forward-Starting
Option
Pre-DAC (1) amounts:
Prospective unlocking - assumption
changes	$3	$-	NM	$3	$-	NM
Other	(5)	(11)	55%	4	(1)	NM
Associated amortization of DAC,
VOBA, DSI and DFEL	2	7	-71%	(2)	1	NM
Total	$-	$(4)	100%	$5	$-	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of Total Investments
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
Investments
AFS securities:
Fixed maturity	$69,716	$60,818	81.0%	80.1%
VIEs' fixed maturity	585	-	0.7%	0.0%
Total fixed maturity	70,301	60,818	81.7%	80.1%
Equity	205	278	0.2%	0.4%
Trading securities	2,711	2,505	3.2%	3.3%
Mortgage loans on real estate	6,799	7,178	7.9%	9.5%
Real estate	219	174	0.3%	0.2%
Policy loans	2,879	2,898	3.3%	3.8%
Derivative investments	1,904	1,010	2.2%	1.3%
Alternative investments	725	696	0.8%	0.9%
Other investments	371	361	0.4%	0.5%
Total investments	$86,114	$75,918	100.0%	100.0%

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

	As of September 30, 2010
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,420	$633	$127	$8,926	12.7%
Basic industry	2,411	257	19	2,649	3.8%
Capital goods	3,290	366	5	3,651	5.2%
Communications	3,013	366	21	3,358	4.8%
Consumer cyclical	2,750	269	46	2,973	4.2%
Consumer non-cyclical	7,205	964	7	8,162	11.6%
Energy	4,474	580	5	5,049	7.2%
Technology	1,295	161	-	1,456	2.1%
Transportation	1,282	155	1	1,436	2.0%
Industrial other	834	75	6	903	1.3%
Utilities	9,695	1,086	20	10,761	15.3%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs")	128	16	11	133	0.2%
Commercial real estate ("CRE") CDOs	47	-	19	28	0.0%
Credit card	834	44	6	872	1.2%
Home equity	1,031	8	286	753	1.1%
Manufactured housing	113	4	3	114	0.2%
Auto loan	201	4	-	205	0.3%
Other	226	26	1	251	0.4%
Commercial mortgage-backed
securities ("CMBS"):
Non-agency backed	2,275	118	250	2,143	3.0%
Collateralized mortgage and
other obligations ("CMOs"):
Agency backed	4,126	388	-	4,514	6.4%
Non-agency backed	1,787	17	282	1,522	2.2%
Mortgage pass through securities ("MPTS"):
Agency backed	3,165	148	-	3,313	4.7%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	2,766	200	8	2,958	4.2%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	990	161	-	1,151	1.6%
Foreign	1,416	157	6	1,567	2.2%
Hybrid and redeemable preferred stock	1,523	67	142	1,448	2.1%
Total fixed maturity AFS securities	65,302	6,270	1,271	70,301	100.0%
Equity AFS Securities	174	35	4	205
Total AFS securities	65,476	6,305	1,275	70,506
Trading Securities (1)	2,361	389	39	2,711
Total AFS and trading securities	$67,837	$6,694	$1,314	$73,217

	As of December 31, 2009
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,260	$248	$341	$8,167	13.3%
Basic industry	2,304	116	57	2,363	3.9%
Capital goods	2,995	149	26	3,118	5.1%
Communications	2,817	200	51	2,966	4.9%
Consumer cyclical	2,589	141	66	2,664	4.4%
Consumer non-cyclical	5,568	380	16	5,932	9.8%
Energy	4,251	290	22	4,519	7.4%
Technology	1,121	76	4	1,193	2.0%
Transportation	1,224	85	15	1,294	2.1%
Industrial other	709	35	11	733	1.2%
Utilities	8,941	415	81	9,275	15.2%
ABS:
CDOs and CLNs	735	11	296	450	0.7%
CRE CDOs	54	-	24	30	0.0%
Credit card	265	9	9	265	0.4%
Home equity	1,099	1	428	672	1.1%
Manufactured housing	122	1	11	112	0.2%
Auto loan	220	5	-	225	0.4%
Other	230	12	3	239	0.4%
CMBS:
Non-agency backed	2,436	49	354	2,131	3.5%
CMOs:
Agency backed	4,494	252	23	4,723	7.8%
Non-agency backed	1,697	5	454	1,248	2.1%
MPTS:
Agency backed	2,912	64	14	2,962	4.9%
Non-agency backed	69	-	8	61	0.1%
Municipals:
Taxable	1,900	13	53	1,860	3.1%
Tax-exempt	35	-	-	35	0.1%
Government and government agencies:
United States	963	85	14	1,034	1.7%
Foreign	1,345	53	39	1,359	2.2%
Hybrid and redeemable preferred stock	1,402	36	250	1,188	2.0%
Total fixed maturity AFS securities	60,757	2,731	2,670	60,818	100.0%
Equity AFS Securities	382	21	125	278
Total AFS securities	61,139	2,752	2,795	61,096
Trading Securities (1)	2,342	243	80	2,505
Total AFS and trading securities	$63,481	$2,995	$2,875	$63,601

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2010			As of December 31, 2009
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$39,951	$43,716	62.2%	$35,041	$35,924	59.0%
2	Baa	21,034	22,934	32.6%	20,294	20,725	34.1%
Total investment grade securities		60,985	66,650	94.8%	55,335	56,649	93.1%
Below Investment Grade Securities
3	Ba	2,932	2,649	3.8%	3,221	2,695	4.5%
4	B	796	585	0.8%	1,470	948	1.6%
5	Caa and lower	352	251	0.4%	426	265	0.4%
6	In or near default	237	166	0.2%	305	261	0.4%
Total below investment grade
securities		4,317	3,651	5.2%	5,422	4,169	6.9%
Total fixed maturity AFS
securities		$65,302	$70,301	100.0%	$60,757	$60,818	100.0%
Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		6.6%	5.2%		8.9%	6.9%

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

As of September 30, 2010, and December 31, 2009, 62.8% and 80.3%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of December 31, 2009, decreased $1.5 billion.  This change was attributable to a decline in overall market yields, which was driven, in part, by improved credit fundamentals.  As more fully described in Note 1 in our 2009 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2010, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of September 30, 2010
			Estimated	Estimated
		Gross	Years	Average
		Unrealized	until Call	Years
	Fair	Losses and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$374	$250	1 to 43	29	22.9%	19.6%
Hybrid and redeemable
preferred securities	766	142	1 to 56	33	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $89.7 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $77.5 billion as of September 30, 2010.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $63.9 billion, excluding consolidated VIEs in the amount of $585 million, as of September 30, 2010, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2009 Form 10-K and Note 5 for additional discussion.

As of September 30, 2010, and December 31, 2009, the estimated fair value for all private securities was $8.8 billion and $8.0 billion, representing approximately 10% and 11%, respectively, of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4.  For discussion of our investments in CLNs as of December 31, 2009, see our 2009 Form 10-K CLNs section in Note 5.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

Our fixed maturity securities include MBS.  These securities are subject to risks associated with variable prepayments.  This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase.  Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss.  Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain.  In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities.  Prepayments occurring slower than expected have the opposite effect.  We may incur reinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities.  The degree to which a security is susceptible to either gains or losses is influenced by:  the difference between its amortized cost and par; the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment; and the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of September 30, 2010, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be affected by subprime lending and direct investments in ABS CDOs, ABS and RMBS.  Mortgage-related ABS are backed by home equity loans and RMBS are backed by residential mortgages.  These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness:  prime; Alt-A; and subprime.  Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles.  Alt-A lending is the origination of residential mortgage loans to customers who have prime credit profiles but lack documentation to substantiate income.  Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards over the last several years have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $9.6 billion and an unrealized loss of $280 million, or 3%, as of September 30, 2010.  The unrealized loss was due primarily to weak housing fundamentals and although liquidity has improved in recent quarters, a general level of illiquidity still exists in the market resulting in price declines in many structured products.

The market value of AFS securities and trading securities backed by subprime loans was $478 million and represented less than 1% of our total investment portfolio as of September 30, 2010.  AFS securities represented $465 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of September 30, 2010.  AFS securities and trading securities rated A or above represented 54% of the subprime investments and $239 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of September 30, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,827	$1,029	$495	$-	$9,351
ABS home equity	5	-	283	465	753
Total by type (1)	$7,832	$1,029	$778	$465	$10,104

Rating
AAA	$7,815	$283	$131	$198	$8,427
AA	-	32	96	33	161
A	17	9	55	16	97
BBB	-	50	7	32	89
BB and below	-	655	489	186	1,330
Total by rating (1)(2)	$7,832	$1,029	$778	$465	$10,104

Origination Year
2004 and prior	$2,578	$300	$292	$230	$3,400
2005	903	190	227	173	1,493
2006	282	207	209	60	758
2007	1,197	332	50	-	1,579
2008	314	-	-	-	314
2009	1,495	-	-	2	1,497
2010	1,063	-	-	-	1,063
Total by origination year (1)	$7,832	$1,029	$778	$465	$10,104

Total AFS securities					$70,506

Total AFS RMBS as a percentage of
total AFS securities					14.3%

Total prime/non-agency, Alt-A and
subprimeas a percentage of
total AFS securities					3.2%

(1)
Does not include the fair value of trading securities totaling $290 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $290 million in trading securities consisted of $260 million prime, $17 million Alt-A and $13 million subprime.

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

	Amortized Cost as of September 30, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,291	$1,186	$603	$-	$9,080
ABS home equity	5	-	364	662	1,031
Total by type (1)	$7,296	$1,186	$967	$662	$10,111

Rating
AAA	$7,281	$285	$139	$206	$7,911
AA	-	38	109	35	182
A	15	10	61	25	111
BBB	-	56	7	49	112
BB and below	-	797	651	347	1,795
Total by rating (1)(2)	$7,296	$1,186	$967	$662	$10,111

Origination Year
2004 and prior	$2,392	$319	$328	$283	$3,322
2005	821	230	281	240	1,572
2006	258	225	283	136	902
2007	1,072	412	75	-	1,559
2008	288	-	-	-	288
2009	1,433	-	-	3	1,436
2010	1,032	-	-	-	1,032
Total by origination year (1)	$7,296	$1,186	$967	$662	$10,111

Total AFS securities					$65,476

Total AFS RMBS as a percentage of
total AFS securities					15.4%

Total prime/non-agency, Alt-A and
subprime as a percentage of
securities total AFS					4.3%

(1)
Does not include the amortized cost of trading securities totaling $287 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $287 million in trading securities consisted of $251 million prime, $20 million Alt-A and $16 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of September 30, 2010
	Credit Card (1)		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$846	$808	$205	$201	$1,051	$1,009
BBB	26	26	-	-	26	26
Total by rating (1)(2)(3)	$872	$834	$205	$201	$1,077	$1,035

Total AFS securities					$70,506	$65,476

Total by rating as a percentage
of total AFS securities					1.5%	1.6%

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of September 30, 2010
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$2,069	$2,163	$74	$112	$-	$-	$2,143	$2,275
CRE CDOs	-	-	-	-	28	47	28	47
Total by type (1)	$2,069	$2,163	$74	$112	$28	$47	$2,171	$2,322

Rating
AAA	$1,429	$1,330	$28	$27	$-	$-	$1,457	$1,357
AA	269	267	8	10	-	-	277	277
A	136	142	13	13	5	6	154	161
BBB	101	113	6	6	15	18	122	137
BB and below	134	311	19	56	8	23	161	390
Total by rating (1)(2)	$2,069	$2,163	$74	$112	$28	$47	$2,171	$2,322

Origination Year
2004 and prior	$1,335	$1,339	$43	$44	$8	$9	$1,386	$1,392
2005	384	399	29	60	12	15	425	474
2006	150	209	2	8	8	23	160	240
2007	153	170	-	-	-	-	153	170
2010	47	46	-	-	-	-	47	46
Total by origination
year (1)	$2,069	$2,163	$74	$112	$28	$47	$2,171	$2,322

Total AFS securities							$70,506	$65,476

Total AFS CMBS as
a percentage of
total AFS securities							3.1%	3.5%
(1)
Does not include the fair value of trading securities totaling $75 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $75 million in trading securities consisted of $72 million CMBS and $3 million CRE CDOs.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of September 30, 2010
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$241	$241	$6	$51	$196
ASSURED GUARANTY LTD	30	-	30	-	18	12
FGIC	-	84	84	2	24	62
FSA	-	47	47	1	1	47
MBIA	12	145	157	19	13	163
MGIC	-	5	5	-	-	5
PMI GROUP INC	24	-	24	-	7	17
RADIAN GROUP INC	16	-	16	-	2	14
XL CAPITAL LTD	72	63	135	3	9	129
Total by Monoline insurer (3)	$154	$585	$739	$31	$125	$645

Total AFS securities			$65,476	$6,305	$1,275	$70,506

Total by Monoline insurer as a percentage of total AFS securities			1.1%	0.5%	9.8%	0.9%

(1)	Additional direct exposure through credit default swaps with a notional value totaling $20 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table.
(3)
Does not include the fair value of trading securities totaling $32 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $32 million in trading securities consisted of $12 million of direct exposure and $20 million of insured exposure.  This table also excludes insured exposure totaling $11 million for a guaranteed investment tax credit partnership.

Additional Details on our Unrealized Losses on AFS Securities

When considering unrealized gain and loss information, it is important to recognize that the information relates to the status of securities at a particular point in time and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date.  Further, because the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios.  These are important considerations that should be included in any evaluation of the potential effect of unrealized loss securities on our future earnings.

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions) for our securities that we believe were most at risk of impairment, was as follows:

	As of September 30, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$73	19.9%	$134	23.2%	$61	28.8%
CMOs	151	41.3%	207	35.8%	56	26.4%
CMBS	17	4.6%	64	11.1%	47	22.1%
Banking	68	18.6%	101	17.5%	33	15.6%
Property and casualty insurers	40	10.9%	52	9.0%	12	5.6%
Gaming	12	3.3%	13	2.2%	1	0.5%
Industrial - other	5	1.4%	6	1.0%	1	0.5%
Non-agency	-	0.0%	1	0.2%	1	0.5%
Total securities subject to enhanced analysis
and monitoring	$366	100.0%	$578	100.0%	$212	100.0%

Total AFS securities	$70,506		$65,476		$1,275

Total securities subject to enhanced analysis and
monitoring as a percentage of total AFS securities	0.5%		0.9%		16.6%

In addition, as discussed in Note 1 in our 2009 Form 10-K, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools of residential and commercial mortgages as of September 30, 2010, see Note 5.

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$175	36.8%	$280	37.3%	$105	38.1%
ABS	31	6.5%	91	12.1%	60	21.8%
Banking	98	20.6%	137	18.2%	39	14.2%
Property and casualty insurers	42	8.8%	70	9.3%	28	10.2%
CMBS	3	0.6%	30	4.0%	27	9.8%
Non-captive diversified	57	12.0%	63	8.4%	6	2.2%
Non-agency	1	0.2%	4	0.5%	3	1.1%
Financial - other	29	6.1%	31	4.1%	2	0.7%
Industrial - other	4	0.8%	6	0.8%	2	0.7%
Gaming	21	4.4%	22	2.9%	1	0.4%
Airlines	2	0.4%	3	0.4%	1	0.4%
Electric	2	0.4%	3	0.4%	1	0.4%
Retailers	1	0.2%	1	0.1%	-	0.0%
Refining	5	1.0%	5	0.7%	-	0.0%
Chemicals	3	0.6%	3	0.4%	-	0.0%
Real estate investment trusts	1	0.2%	1	0.1%	-	0.0%
Lodging	2	0.4%	2	0.3%	-	0.0%
Total securities subject to enhanced analysis
and monitoring	$477	100.0%	$752	100.0%	$275	100.0%

Total AFS securities	$61,096		$61,139		$2,795

Total securities subject to enhanced analysis and
monitoring as a percentage of total AFS securities	0.8%		1.2%		9.8%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of September 30, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$788	13.0%	$1,114	15.2%	$326	25.6%
CMOs	1,144	18.9%	1,418	19.3%	274	21.5%
CMBS	374	6.2%	624	8.5%	250	19.6%
Banking	1,052	17.4%	1,248	17.0%	196	15.4%
Property and casualty insurers	229	3.8%	276	3.8%	47	3.7%
Gaming	143	2.4%	163	2.2%	20	1.6%
Media - non-cable	157	2.6%	174	2.4%	17	1.3%
Paper	111	1.8%	127	1.7%	16	1.3%
Electric	263	4.3%	276	3.8%	13	1.0%
Entertainment	158	2.6%	170	2.3%	12	0.9%
Retailers	81	1.3%	93	1.3%	12	0.9%
Industries with unrealized losses
less than $10 million	1,556	25.7%	1,648	22.5%	92	7.2%
Total by industry	$6,056	100.0%	$7,331	100.0%	$1,275	100.0%

Total AFS securities	$70,506		$65,476		$1,275

Total by industry as a percentage of
total AFS securities	8.6%		11.2%		100.0%

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,290	7.8%	$2,061	10.6%	$771	27.6%
Banking	1,973	12.0%	2,462	12.8%	489	17.5%
CMOs	1,797	10.8%	2,266	11.8%	469	16.8%
CMBS	809	4.9%	1,163	6.0%	354	12.7%
Property and casualty insurers	621	3.7%	709	3.7%	88	3.1%
Electric	986	5.9%	1,037	5.3%	51	1.8%
Local authorities	927	5.6%	970	5.0%	43	1.5%
Media - non-cable	277	1.7%	318	1.6%	41	1.5%
Paper	217	1.3%	257	1.3%	40	1.4%
Financial - other	260	1.6%	292	1.5%	32	1.1%
Real estate investment trusts	434	2.6%	461	2.4%	27	1.0%
Non-captive diversified	211	1.3%	237	1.2%	26	0.9%
Life	298	1.8%	322	1.7%	24	0.9%
Gaming	194	1.2%	217	1.1%	23	0.8%
Entertainment	210	1.3%	230	1.2%	20	0.7%
Owned no guarantee	283	1.7%	302	1.6%	19	0.7%
Non-agency	102	0.6%	121	0.6%	19	0.7%
Sovereigns	174	1.0%	192	1.0%	18	0.6%
Pipelines	299	1.8%	314	1.6%	15	0.5%
Municipal	362	2.2%	376	1.9%	14	0.5%
Diversified manufacturing	310	1.9%	324	1.7%	14	0.5%
Distributors	337	2.0%	350	1.8%	13	0.5%
Non-captive consumer	115	0.7%	128	0.7%	13	0.5%
Metals and mining	248	1.5%	261	1.3%	13	0.5%
Conventional 30-year	829	5.0%	841	4.3%	12	0.4%
Industrial - other	156	0.9%	167	0.9%	11	0.4%
Retailers	152	0.9%	163	0.8%	11	0.4%
Industries with unrealized losses
less than $10 million	2,718	16.3%	2,843	14.6%	125	4.5%
Total by industry	$16,589	100.0%	$19,384	100.0%	$2,795	100.0%

Total AFS securities	$61,096		$61,139		$2,795

Total by industry as a percentage
of total AFS securities	27.2%		31.7%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 60.8% and 47.5% of total gross unrealized losses on all AFS securities as of September 30, 2010, and December 31, 2009, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 39.2% and 52.5% of the gross unrealized losses as of September 30, 2010, and December 31, 2009, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2010.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of September 30, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$142	$172	$30
	40% to 70%	102	175	73
	Below 40%	-	1	1
Total < or = 90 days		244	348	104

>90 days but < or = 180 days	Above 70%	80	83	3
	40% to 70%	1	3	2
	Below 40%	-	1	1
Total >90 days but < or = 180 days		81	87	6

>180 days but < or = 270 days	Above 70%	30	40	10
	40% to 70%	12	18	6
Total >180 days but < or = 270 days		42	58	16

>270 days but < or = 1 year	Above 70%	100	121	21
	40% to 70%	82	134	52
Total >270 days but < or = 1 year		182	255	73

>1 year	Above 70%	1,348	1,546	198
	40% to 70%	240	412	172
	Below 40%	52	258	206
Total >1 year		1,640	2,216	576

Total below investment grade and in
an unrealized loss position		$2,189	$2,964	$775

Total AFS securities		$70,506	$65,476	$1,275

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.1%	4.5%	60.8%

	Ratio of	As of December 31, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
< or = 90 days	Above 70%	$192	$211	$19
	40% to 70%	163	307	144
	Below 40%	12	44	32
Total < or = 90 days		367	562	195

>90 days but < or = 180 days	Above 70%	32	33	1
	Below 40%	2	6	4
Total >90 days but < or = 180 days		34	39	5

>180 days but < or = 270 days	40% to 70%	18	25	7
	Below 40%	-	1	1
Total >180 days but < or = 270 days		18	26	8

>270 days but < or = 1 year	Above 70%	51	60	9
	40% to 70%	18	30	12
	Below 40%	3	13	10
Total >270 days but < or = 1 year		72	103	31

>1 year	Above 70%	1,776	2,023	247
	40% to 70%	802	1,403	601
	Below 40%	61	303	242
Total >1 year		2,639	3,729	1,090

Total below investment grade and in
an unrealized loss position		$3,130	$4,459	$1,329

Total AFS securities		$61,096	$61,139	$2,795

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		5.1%	7.3%	47.5%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2010		As of December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,754	99.3%	$7,142	99.5%
Delinquent and in foreclosure (1)	45	0.7%	36	0.5%
Total mortgage loans
on real estate	$6,799	100.0%	$7,178	100.0%

(1)	As of September 30, 2010, and December 31, 2009, there were 7 and 8 mortgage loans that were delinquent and in foreclosure, respectively.

	As of	As of
	September 30,	December 31,
	2010	2009
By Segment
Retirement Solutions:
Annuities	$1,121	$1,193
Defined Contribution	910	925
Insurance Solutions:
Life Insurance	3,958	4,185
Group Protection	290	310
Other Operations	520	565
Total mortgage loans
on real estate	$6,799	$7,178

		As of
		September 30,
		2010
Allowance for Losses
Balance as of beginning-of-year		$22
Additions		16
Charge-offs, net of recoveries		(26)
Balance as of end-of-period		$12

	As of September 30, 2010			As of September 30, 2010
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,330	34.3%	CA	$1,443	21.2%
Industrial	1,818	26.7%	TX	598	8.8%
Retail	1,597	23.5%	MD	427	6.3%
Apartment	637	9.4%	FL	314	4.6%
Hotel/Motel	192	2.8%	VA	309	4.5%
Mixed use	131	1.9%	TN	291	4.3%
Other commercial	94	1.4%	WA	278	4.1%
Total	$6,799	100.0%	AZ	264	3.9%
			NC	255	3.8%
			GA	233	3.4%
			IL	217	3.2%
Geographic Region			PA	199	2.9%
Pacific	$1,825	26.9%	NV	189	2.8%
South Atlantic	1,672	24.6%	OH	187	2.8%
Mountain	641	9.4%	IN	159	2.3%
East North Central	641	9.4%	MN	147	2.2%
West South Central	631	9.3%	NJ	135	2.0%
Middle Atlantic	430	6.3%	SC	120	1.8%
East South Central	415	6.1%	MA	116	1.7%
West North Central	378	5.6%	OR	104	1.5%
New England	166	2.4%	Other states under 2%	814	11.9%
Total	$6,799	100.0%	Total	$6,799	100.0%

	As of September 30, 2010			As of September 30, 2010
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$3,216	47.4%	Remainder of 2010	$55	0.8%
2005	840	12.4%	2011	329	4.8%
2006	683	10.1%	2012	387	5.7%
2007	957	14.1%	2013	409	6.0%
2008	816	12.0%	2014	458	6.7%
2009	152	2.2%	2015 and thereafter	5,151	76.0%
2010	125	1.8%	Total	$6,789	100.0%
Total	$6,789	100.0%

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

	As of September 30, 2010
Loan-to-Value	Principal Amount	%	Debt- Service Coverage Ratio
Less than 65%	$4,816	70.9%	1.62
65% to 75%	1,553	22.9%	1.40
Greater than 75%	420	6.2%	0.95
Total mortgage loans	$6,789	100.0%

All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions affect our valuation of mortgage loans.  Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis are properties that have deteriorating credits or have experienced a reduction in debt-service coverage ratio.  Where warranted, we have established or increased loss reserves based upon this analysis.  There were 8 impaired mortgage loans as of September 30, 2010, or less than 1% of the total dollar amount of mortgage loans.  The carrying value on the mortgage loans that were two or more payments delinquent as of September 30, 2010, was $45 million, or less than 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of September 30, 2010, was $4 million.  The carrying value on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $36 million, or less than 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $2 million.  See Note 1 in our 2009 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Retirement Solutions:
Annuities	$89	$85
Defined Contribution	69	65
Insurance Solutions:
Life Insurance	530	485
Group Protection	28	32
Other Operations	9	29
Total alternative investments	$725	$696

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Retirement Solutions:
Annuities	$2	$2	0%	$8	$(6)	233%
Defined Contribution	2	2	0%	6	(3)	300%
Insurance Solutions:
Life Insurance	10	(17)	159%	42	(79)	153%
Group Protection	1	1	0%	3	(2)	250%
Other Operations	-	1	-100%	-	2	-100%
Total alternative investments (1)	$15	$(11)	236%	$59	$(88)	167%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing the first nine months of 2010 to the same period in 2009 was due primarily to the unfavorable effect of audit adjustments in 2009 related to completion of 2008 calendar-year financial statement audits of the investees within our portfolio and overall improvement in the equity markets in 2010 specifically benefiting our hedge fund, venture capital and energy limited partnership holdings.

As of September 30, 2010, and December 31, 2009, alternative investments included investments in approximately 96 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments,” in our 2009 Form 10-K, we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Our investment income from alternative investments for the nine months ended September 30, 2010, included a pre-tax gain of $19 million attributable to audit adjustments to partnerships’ 2009 financial statements.  The breakdown of these audit adjustments by segment was as follows: $2 million for Retirement Solutions – Annuities; $1 million for Retirement Solutions – Defined Contribution; $15 million for Insurance Solutions – Life Insurance; and $1 million for Insurance Solutions – Group Protection.

Non-Income Producing Investments

As of September 30, 2010, and December 31, 2009, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $25 million and $38 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Net Investment Income
Fixed maturity AFS securities	$935	$899	4.0%	$2,750	$2,577	7%
VIEs' fixed maturity AFS securities	4	-	NM	11	-	NM
Equity AFS securities	1	2	-50.0%	4	5	-20%
Trading securities	39	40	-2.5%	118	119	-1%
Mortgage loans on real estate	105	114	-7.9%	321	349	-8%
Real estate	6	4	50.0%	17	10	70%
Standby real estate equity
commitments	-	-	NM	1	1	0%
Policy loans	41	42	-2.4%	127	128	-1%
Invested cash	2	1	100.0%	6	13	-54%
Commercial mortgage loan
prepayment and bond
makewhole premiums (1)	12	6	100.0%	29	11	164%
Alternative investments (2)	15	(11)	236.4%	59	(88)	167%
Consent fees	3	1	200.0%	4	4	0%
Other investments	(1)	3	NM	2	8	-75%
Investment income	1,162	1,101	5.5%	3,449	3,137	10%
Investment expense	(30)	(30)	0.0%	(91)	(82)	-11%
Net investment income	$1,132	$1,071	5.7%	$3,358	$3,055	10%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2010	2009	Change	2010	2009	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.61%	5.83%	(22)	5.66%	5.82%	(16)
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.06%	0.03%	3	0.05%	0.02%	3
Alternative investments	0.08%	-0.06%	14	0.10%	-0.16%	26
Consent fees	0.02%	0.01%	1	0.01%	0.01%	-
Net investment income yield
on invested assets	5.77%	5.81%	(4)	5.82%	5.69%	13

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Average invested assets at amortized cost	$78,517	$73,791	6.4%	$76,985	$71,568	7.6%

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

The increase in net investment income when comparing the three and nine months ended September 30, 2010, to the corresponding periods of 2009 was attributable to more favorable investment income on surplus and alternative investments, higher prepayment and bond makewhole premiums (see “Alternative Investments” above and “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable and to a lesser extent issuances of common stock and debt.

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

As of September 30, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $53 million and $220 million, respectively.  During the first nine months of 2010, we funded commitments of $142 million and recorded a loss of $8 million.  During 2009, we recorded a $69 million estimated allowance for loss on projects due to our belief that our requirement to fund the projects in accordance with the standby equity commitments would result in a probable future loss.  Certain of these commitments were funded during 2010 and the allowance for loss related to these commitments was $13 million as of September 30, 2010.

During 2009, we suspended the practice of entering into new standby real estate commitments.

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

The increase in prepayment and makewhole premiums when comparing 2010 to 2009 was attributable primarily to a decline in interest rates coupled with improvements in the capital markets and real estate financing environment, which resulted in more refinancing activity and more prepayment income.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Fixed maturity AFS securities:
Gross gains	$12	$23	-48%	$96	$110	-13%
Gross losses	(61)	(166)	63%	(174)	(579)	70%
Equity AFS securities:
Gross gains	3	-	NM	9	4	125%
Gross losses	-	(8)	100%	(4)	(16)	75%
Gain (loss) on other investments	(2)	2	NM	(33)	(58)	43%
Associated amortization
of DAC, VOBA, DSI and
DFEL and changes in other
contract holder funds	22	25	-12%	20	128	-84%
Total realized gain (loss)
related to certain
investments	$(26)	$(124)	79%	$(86)	$(411)	79%

Amortization of DAC, VOBA, DSI, DFEL and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized loss reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2010 and 2009, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Fixed Maturity Securities
Corporate bonds	$(34)	$(29)	-17%	$(80)	$(187)	57%
MBS:
CMOs	(16)	(70)	77%	(52)	(213)	76%
CMBS	(4)	-	NM	(4)	-	NM
ABS CDOs	-	(10)	100%	(1)	(39)	97%
Hybrid and redeemable preferred
securities	-	(17)	100%	(5)	(18)	72%
Total fixed maturity securities	(54)	(126)	57%	(142)	(457)	69%

Equity Securities
Other financial services securities	-	(8)	100%	(3)	(10)	70%
Other securities	-	-	NM	-	(6)	100%
Total equity securities	-	(8)	100%	(3)	(16)	81%
Gross OTTI recognized in
net income (loss)	(54)	(134)	60%	(145)	(473)	69%
Associated amortization
of DAC, VOBA, DSI
and DFEL	8	54	-85%	35	154	-77%
Net OTTI recognized in
net income (loss),
pre-tax	$(46)	$(80)	43%	$(110)	$(319)	66%
Portion of OTTI Recognized
in OCI
Gross OTTI recognized in OCI	$62	$97	-36%	$84	$338	-75%
Change in DAC, VOBA, DSI
and DFEL	(9)	(29)	69%	(7)	(79)	91%
Net portion of OTTI
recognized in OCI, pre-tax	$53	$68	-22%	$77	$259	-70%

When comparing the first nine months of 2010 to the same period in 2009, the decrease in write-downs for OTTI on our AFS securities was attributable primarily to overall improvement in the credit markets as compared to the same period in prior year.  Losses in 2010 were attributable primarily to certain corporate bond holdings within the entertainment, banking and diversified manufacturing sectors, as well as deteriorating fundamentals within the housing market that affected select RMBS holdings.

REINSURANCE

See “Part II – Item 7. MD&A – Reinsurance” and Note 9 in our 2009 Form 10-K for information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.1 billion and $552 million for the first nine months of 2010 and 2009, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit, a commercial paper program and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first nine months of 2010, our payables for collateral on derivative investments increased by $1.1 billion as declines in the equity and credit markets and interest rates resulted in increased derivative fair values.  For additional information, see “Credit Risk” in Note 6.

We believe that the rating agencies have heightened the level of scrutiny that they apply to the U.S. life insurance sector and may adjust upward the capital and other requirements employed in the rating agency models for maintenance of certain ratings levels.  In addition, actions we take to access third party financing may in turn cause rating agencies to reevaluate our ratings.  During the second quarter of 2010, Moody’s, Fitch and A.M. Best all improved their outlook on the Company to stable from negative, and S&P’s outlook remained stable.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K and our Form 8-K filed on June 2, 2010.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company
("LNL")	$-	$-	NM	$275	$405	-32%
Lincoln Financial Media	-	-	NM	-	2	-100%
First Penn-Pacific	-	-	NM	-	50	-100%
Delaware Investments (1)	-	3	-100%	390	8	NM
Lincoln Barbados	-	-	NM	-	300	-100%
Other	1	-	NM	23	-	NM
Loan Repayments and Interest from
Subsidiary
LNL interest on inter-company notes (2)	22	22	0%	63	63	0%
	$23	$25	-8%	$751	$828	-9%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$-	$-	NM	$368	$652	-44%
Lincoln UK sale proceeds	-	-	NM	18	-	NM
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	-	(1)	100%	-	(1)	100%
	$-	$(1)	100%	$386	$651	-41%

(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

The table above focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our inter-company cash management program (discussed below).  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.  Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.

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

Subsidiaries’ Statutory Reserving and Surplus

For discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with certain UL products and other products with secondary guarantees subject to these statutory reserving requirements on our insurance subsidiaries, see “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

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

On September 22, 2010, the U.S. Department of the Treasury (“U.S. Treasury”) closed an underwritten secondary public offering of 13,049,451 warrants issued in connection with our participation in the Capital Purchase Program (“CPP”), each representing the right to purchase one share of our common stock, no par value per share.  The warrants have an exercise price of $10.92, subject to adjustment, and expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”  We did not receive any of the proceeds of the warrant offering; however, we paid $48 million to purchase 2,899,159 warrants at auction, which were subsequently canceled.  On June 30, 2010, after consultation with the OTS, we redeemed our Series B preferred stock that we had issued to the U.S. Treasury in connection with our participation in the CPP.  We funded the $950 million liquidation value of the stock with proceeds from a $368 million common stock offering, proceeds from a $250 million five-year senior notes offering (both mentioned below) and with cash that was held at our holding company, which was attributable primarily to proceeds from the sale of Delaware.  As a result of redeeming the preferred stock, we accelerated the remaining accretion of the preferred stock issuance discount of $131 million and recorded a corresponding charge to retained earnings and income (loss) available to common stockholders in the calculation of earnings per common share.

On June 18, 2010, we closed on the issuance and sale of 14,137,615 shares of our common stock at a price to the public of $27.25 per share and also completed the issuance and sale of $250 million aggregate principal amount of our 4.30% senior notes due 2015.  In addition, we completed the issuance and sale of $500 million aggregate principal amount of our 7.00% senior notes due 2040, and we expect to use the net proceeds from this offering as part of a long-term financing solution supporting the life reserves of certain UL products of our insurance subsidiaries (see “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” for more information).  The net proceeds from these offerings were $1.1 billion.  For more information about our debt issuances, see Note 10.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Nine Months Ended September 30, 2010
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper	$99	$-	$-	$-	$1	$100
Current maturities of long-term debt	250	-	(250)	-	-	-
Other short-term debt	1	-	-	-	-	1
Total short-term debt	$350	$-	$(250)	$-	$1	$101

Long-Term Debt
Senior notes	$2,960	$749	$-	$142	$2	$3,853
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank
of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	-	-	-	155
Capital securities	1,485	-	-	-	-	1,485
Total long-term debt	$5,050	$749	$-	$142	$2	$5,943

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.

On March 12, 2010, we funded the maturity of a $250 million floating rate senior note with the majority of our proceeds from our $300 million 6.25% senior offering in December 2009.  Within the next two years, we have a $250 million 6.20% fixed rate senior note maturing on December 15, 2011, and a $300 million 5.65% fixed rate senior note maturing on August 27, 2012.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of September 30, 2010, the holding company had $885 million in cash and cash equivalents; however, as discussed below, it had commercial paper outstanding of $100 million and a $10 million payable under the inter-company cash management program.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of September 30, 2010
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350
364-day revolving credit facility	Jun-11	500	-	(2)
Four-year revolving credit facility	Jun-14	1,500	-
Ten-year LOC facility	Dec-19	550	-
Total		$3,180	$350

LOCs issued			$2,021

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  As of September 30, 2010, we had a $250 million floating-rate term loan outstanding under the facility (classified within long-term debt on our Consolidated Balance Sheets) due June 20, 2017, which may be prepaid at any time.  We also borrowed $100 million under the facility (classified within payables for collateral on investments on our Consolidated Balance Sheets) at a rate of 0.65% that is due May 25, 2011.

(2)
During the third quarter of 2010, LNC had an average of $99 million in commercial paper outstanding with a maximum amount of $103 million outstanding at any time.  As of September 30, 2010, we had commercial paper outstanding of $100 million backed by this facility, which reduced our available credit facility by a corresponding amount, but did not represent loans borrowed by the credit facility.

Effective June 9, 2010, we entered into two revolving credit facilities with a syndicate of banks.  One agreement (the “Four-Year Agreement”) allows for issuance of LOCs, as well as borrowings to finance any draws under the LOCs.  The Four-Year Agreement is unsecured and has a commitment termination date of June 9, 2014.  The Four-Year Agreement must be used primarily to provide LOCs in support of certain life insurance reserves.  The second agreement (the “364-Day Agreement,” and together with the “Four-Year Agreement” the “credit facility”) allows for borrowing or issuance of LOCs and may be used for general corporate purposes.  The 364-Day Agreement is unsecured and has a commitment termination of June 8, 2011.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of each agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility (other than net proceeds used to repay investments to the U.S. Treasury under the CPP); and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of September 30, 2010, we were in compliance with all such covenants.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively impact overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody's).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody's) as of September 30, 2010.  In addition, contractual selling agreements with intermediaries could be negatively impacted, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors”

in our 2009 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2009 Form 10-K for additional information on our current bond ratings.

Management monitors the covenants associated with LNC’s capital securities.  As of September 30, 2010, we had approximately $1.5 billion in principal amount of capital securities outstanding.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  If we determine that one of the following triggers exists as of the 30th day prior to an interest payment date (“determination date”), then the ACSM would apply:

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

Recent quarterly consolidated net income and our efforts to raise capital in the form of equity resulted in no trigger of either the net income test or the overall stockholders’ equity test looking forward to the quarters ending December 31, 2010, and March 31, 2011.

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

The holding company did not borrow from the cash management program during the third quarter of 2010.  There was no balance as of September 30, 2010.  In addition, the holding company had an outstanding payable of $10 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of September 30, 2010.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of September 30, 2010, our insurance subsidiaries had securities with a carrying value of $200 million out on loan under the securities lending program and $280 million carrying value subject to reverse-

repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” above.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Common dividends to stockholders	$3	$3	0%	$9	$59	-85%
Repurchase and cancellation of common stock
warrants	48	-	NM	48	-	NM
Total cash returned to stockholders	$51	$3	NM	$57	$59	-3%

Number of shares issued	-	-	NM	14.138	46.000	-69%
Average price per share	$-	$-	NM	$26.09	$14.34	82%

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Debt service (interest paid)	$69	$39	77%	$199	$168	18%
Capital contribution to subsidiaries	8	1,000	-99%	18	1,010	-98%
Total	$77	$1,039	-93%	$217	$1,178	-82%

The above table focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic retirement of debt and cash flows related to our inter-company cash management account.  Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest effect on net cash flows at the holding company.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K and “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010.

OTHER MATTERS

Other Factors Affecting Our Business
In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2009 Form 10-K, “Part II – Item 1A. Risk Factors” in our Form 10-Q for the quarter ended June 30, 2010, and “Forward-Looking Statements – Cautionary Language” in this report.

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

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

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

The following summarizes solely a hypothetical significant unfavorable stress scenario to earnings if new money rates, currently averaging approximately 125 to 150 basis points below our portfolio yields, remain in place through 2012 as opposed to a scenario that we would expect to occur.  This scenario is simply an illustration of the sensitivity to our earnings if such a stress scenario were to happen:

•
Insurance Solutions – Life Insurance – The stress on earnings has been mitigated by proactive strategies to lock in long-dated and high-yielding assets.  We executed on strategies which allowed us to effectively pre-buy assets in anticipation of future flows and maturing securities  We estimate the combination of spread compression, unlocking, and increases in reserves would combine to unfavorably affect earnings in the range of approximately $25 million during 2011 and $45 million during 2012.  We pursue proactive strategies to lock-in long-dated and high-yielding assets to manage this risk.  Our methodology assumes that new money rates grade from current levels to a long-term yield assumption over time.  During the third quarter of 2010, we lowered our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over 8 years to a rate 54 basis points below our previous ultimate long-term assumption.  As a result, we recorded a prospective unlocking, as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations –  Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” and “Results of Insurance Solutions – Life Insurance” above.

•
Retirement Solutions – The earnings drag from spread compression is modest and largely concentrated in our Defined Contribution segment, which is a function of this segment having higher guaranteed crediting rates and recurring premiums.  We estimate that this scenario would have an approximate unfavorable earnings effect of $2 million to $5 million during 2011 and $10 million to $15 million during 2012.  Our Annuities business is not sensitive to spread compression so there is very little effect estimated.  The risk for our Annuities business is more of sharp rising rates and we manage this risk by selling market value adjusted product and through purchase of derivative protection.

•
Insurance Solutions – Group Protection – The earnings effect is not material as we reviewed the discount rate assumptions associated with our long-term disability claim reserves during the third quarter of 2010, which resulted in lowering the discount rate by 25 basis points and decreasing income from operations by $2 million.  Spread compression would unfavorably affect annualized earnings by up to $5 million.

•
Other Operations – We may also be impacted by sensitivity to our exposures in our institutional pension and disability run-off blocks of business that are sensitive to interest rates and could contribute to an effect.

The estimates above are based upon a hypothetical stressed scenario and are only representative of the effects of new money rates remaining in place through 2012 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors.  In addition, the scenario only illustrated the effect to spreads and certain unlocking and reserve changes.  Other potential effects of the scenario were not considered in the analysis.  See “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our Form 10-Q for the quarter ended June 30, 2010, for additional information on interest rates.

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

The following table provides detail on the percentage differences between the September 30, 2010, interest rates being credited to contract holders based on third quarter of 2010 declared rates and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions -		%
		Defined	Life		Account
	Annuities	Contribution	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract
Minimums
Discretionary rate setting products (2) (3)
No difference	$4,831	$8,925	$20,395	$34,151	56.4%
up to .10%	119	49	186	354	0.6%
0.11% to .20%	69	18	1,000	1,087	1.8%
0.21% to .30%	256	15	544	815	1.3%
0.31% to .40%	17	1	642	660	1.1%
0.41% to .50%	32	7	674	713	1.2%
0.51% to .60%	53	-	379	432	0.7%
0.61% to .70%	8	25	995	1,028	1.7%
0.71% to .80%	33	-	764	797	1.3%
0.81% to .90%	6	-	14	20	0.0%
0.91% to 1.0%	26	325	20	371	0.6%
1.01% to 1.50%	424	186	655	1,265	2.1%
1.51% to 2.00%	392	11	455	858	1.4%
2.01% to 2.50%	231	7	4	242	0.4%
2.51% to 3.00%	97	146	-	243	0.4%
3.01% and above	18	36	76	130	0.2%
Total discretionary rate setting products	6,612	9,751	26,803	43,166	71.2%
Other contracts (4)	14,463	2,983	-	17,446	28.8%
Total account values	$21,075	$12,734	$26,803	$60,612	100.0%

Percentage of discretionary rate setting product
account values at minimum guaranteed rates	73.1%	91.5%	76.1%	79.1%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates in excess of average minimum guaranteed rates for our Annuities, Defined Contribution and Life Insurance segments were 34 basis points, 12 basis points and 17 basis points, respectively.

(4)
Includes multi-year guarantee annuities, indexed annuities, modified guarantee annuities, single premium immediate annuities, dollar cost averaging contracts and indexed-based rate setting products for our Defined Contribution segment.  The average crediting rates in excess of average minimum guaranteed rates for indexed-based rate setting products within our Defined Contribution segment was 43 basis points, and 48% of account values were already at their minimum guaranteed rates.

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

Effect of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “MD&A – Critical Accounting Policies and Estimates” in Item 2 above and in Item 7 of our 2009 Form 10-K, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an effect to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.

The following table presents our estimate of the effect on income from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to increase to 1400 immediately after September 30, 2010, and remain at that level through the next twelve months, or decrease to 900 immediately after September 30, 2010, and remain at that level through the next twelve months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1400 (1)	at 900 (1)
Segment
Retirement Solutions - Annuities	$50	$(100)
Retirement Solutions - Defined Contribution	20	(20)

(1)
The baseline for these effects assumes 9% annual equity market growth beginning on October 1, 2010.  The baseline is then compared to scenarios of S&P 500 at the 1400 and 900 levels, which assume the index stays at those levels for the next twelve months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 1400 and 900 level scenarios is presented in the table.

If the level of the S&P 500 increased to 1400 immediately after September 30, 2010, and remained at that level in subsequent periods, we project that we would have an unfavorable RTM prospective unlocking of approximately $70 million to $110 million, after-tax, for Retirement Solutions late in 2017.  If the level of the S&P 500 decreased to 900 immediately after September 30, 2010, and remained at that level in subsequent periods, we project that we would have an unfavorable RTM prospective unlocking of approximately $170 million to $210 million, after-tax, for Retirement Solutions late in 2013.

The effect on earnings summarized above is an expected effect for the next twelve months.  The effect of quarterly equity market changes upon fee revenues and asset-based expenses will not be fully recognized in the current quarter because fee revenues are earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end of period variable account values affects fee revenues in subsequent periods.  Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Credit-Related Derivatives

We use credit-related derivatives to minimize our exposure to credit-related events and we also sell credit default swaps to offer credit protection to our contract holders and investors.  For additional information, see Note 6.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of September 30, 2010, and December 31, 2009, our counterparty risk exposure, net of collateral, was $171 million and $292 million, respectively.  As of September 30, 2010, we had exposure to 20 counterparties, with a maximum exposure of $41 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2010	2009
Rating
AAA	$7	$-
AA	26	202
A	133	82
BBB	5	8
Total	$171	$292

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2010 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
7/1/10 - 7/31/10	179	$24.63	-	$1,204

8/1/10 - 8/31/10	18,830	25.84	-	1,204

9/1/10 - 9/30/10	2,899,222	16.60	-	1,204

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 19,072 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended September 30, 2010, there were no shares purchased as part of publicly announced plans or programs.  On September 22, 2010, in a secondary offering of the warrants by the U.S. Department of the Treasury, LNC acquired and subsequently cancelled 2,899,159 warrants, each representing the right to purchase one share of our common stock, no par value per share.  This was not pursuant to a publicly announced plan.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of September 30, 2010, our security repurchase authorization was $1.2 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 14 to the consolidated financial statements in “Part I – Item 1” are not included in our security repurchase.

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
Douglas N. Miller Vice President and Chief Accounting Officer
Dated: November 8, 2010

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2010

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 17, 2010.
4.1
Warrant Agreement dated September 16, 2010, between LNC and Mellon Investor Services LLC, is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-A (File No. 1-6028) filed with the SEC on September 17, 2010.

4.2	Form of Warrant is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-A (File No. 1-6028) filed with the SEC on September 17, 2010.
10.1	2011 Non-Employee Director Fees are filed herewith.
12.1	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010, and December 31, 2009; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

In accordance with Rule 402 of Regulation S-T, the XBRL-related information in this report shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

E-1