Form 10-K
period 2010-12-31
LINCOLN NATIONAL CORP
filed 2011-02-25
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York and Chicago
$3.00 Cumulative Convertible Preferred Stock, Series A	New York and Chicago
6.75% Capital Securities	New York
Warrants, each to purchase one share of common stock	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $7.7 billion.
As of February 18, 2011, 315,798,959 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 26, 2011, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds, employer-sponsored defined contribution (“DC”) plans and group life, disability and dental.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2010, LNC had consolidated assets of $193.8 billion and consolidated stockholders’ equity of $12.8 billion.

We provide products and services in two operating businesses and report results through four segments as follows:

Business	Corresponding Segments
Retirement Solutions	Annuities
Defined Contribution

Insurance Solutions	Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

As a result of entering agreements of sale for Lincoln National (UK) plc (“Lincoln UK”) and Delaware Management Holdings, Inc. (“Delaware”) during 2009, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income (Loss) for all periods presented and the assets and liabilities, prior to the sale, as held for sale on our Consolidated Balance Sheets.  For further information, see “Acquisitions and Dispositions” below.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, DC plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third party administrators (“TPAs”) and other intermediaries.  Insurance Solutions – Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2010, LFD had approximately 550 internal and external wholesalers (including sales managers).  As of December 31, 2010, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,000 active producers who placed business with us within the last twelve months.

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

Revenues by segment (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,654	$2,301	$2,438
Defined Contribution	988	926	932
Total Retirement Solutions	3,642	3,227	3,370
Insurance Solutions:
Life Insurance	4,590	4,295	4,261
Group Protection	1,831	1,713	1,640
Total Insurance Solutions	6,421	6,008	5,901
Other Operations	487	465	532
Excluded realized gain (loss), pre-tax	(146)	(1,200)	(573)
Amortization of deferred gains from reserve changes on business
sold through reinsurance, pre-tax	3	3	3
Amortization of deferred front-end loads ("DFEL") associated with
benefit ratio unlocking, pre-tax	-	(4)	(9)
Total revenues	$10,407	$8,499	$9,224

Acquisitions and Dispositions

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware, our former subsidiary, which provided investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, with net of tax proceeds of approximately $405 million.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware dated January 4, 2010, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $75 million in the event that all of the agreements with our subsidiaries are terminated.  The amount of the potential adjustment declines on a pro rata basis over the 10-year term of the advisory agreements.

On October 1, 2009, we completed the sale of the capital stock of Lincoln UK to SLF of Canada UK Limited for net of tax proceeds of $325 million.  We retained Lincoln UK’s pension plan assets and liabilities.  The former Lincoln UK segment primarily focused on providing life and retirement income products in the United Kingdom.

On January 8, 2009, the Office of Thrift Supervision (“OTS”) approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB (“NCLS”), a federally regulated savings bank located in Indiana.  We closed on our purchase of NCLS on January 15, 2009.  We have contributed $25 million to the capital of NCLS since acquiring it in 2009.

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

BUSINESS SEGMENTS AND OTHER OPERATIONS

RETIREMENT SOLUTIONS

Overview

The Retirement Solutions business, with principal operations in Radnor, Pennsylvania; Fort Wayne, Indiana; Hartford, Connecticut; and Greensboro, North Carolina and additional operations in Concord, New Hampshire and Arlington Heights, Illinois, provides its products through two segments:  Annuities and Defined Contribution.  The Retirement Solutions – Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities.  The Retirement Solutions – Defined Contribution segment provides employer-sponsored variable and fixed annuities, defined benefit, individual retirement accounts and mutual-fund based programs in the retirement plan marketplaces.  Products for both segments are distributed through a wide range of intermediaries including both affiliated and unaffiliated channels of advisors, consultants, brokers, banks and wirehouses.

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

Annuities have several features that are attractive to customers.  First, they provide tax-deferred growth on the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement.  Second, annuities are unique in that contract holders can select a variety of payout alternatives to help provide an income flow for life.  Many annuity contracts include guarantee features (living and death benefits) that are not found in any other investment vehicle and, we believe, make annuities attractive especially in times of economic uncertainty.

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract or as requested.  Periodic payments can begin within 12 months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity).  This retirement vehicle helps protect an individual from outliving his or her money and can be either a fixed annuity or a variable annuity.

The Retirement Solutions – Annuities segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Deposits
Variable portion of variable annuity	$5,099	$4,007	$6,690
Fixed portion of variable annuity	3,167	3,194	3,433
Total variable annuity	8,266	7,201	10,123
Fixed indexed annuity	2,027	2,182	1,078
Other fixed annuity	374	979	529
Total annuity deposits	$10,667	$10,362	$11,730

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more sub-accounts offered through the product (“variable portion”) or into a fixed account with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying sub-accounts chosen by the contract holder.  The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds.  The contract holder’s return is tied to the performance of the segregated assets underlying the variable annuity (i.e., the contract holder bears the investment risk associated with these investments).  The value of the fixed portion is guaranteed by us and recorded in our general account liabilities.  Variable annuity account values were $68.4 billion, $59.4 billion and $44.5 billion for the years ended December 31, 2010, 2009 and 2008, respectively, including the fixed portion of variable accounts of $3.5 billion, $4.0 billion and $3.6 billion, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

•
An A-share has a front-end sales charge and no back-end contingent deferred sales charge, also known as a surrender charge.  The net premium (premium less front-end charge) is invested in the contract, resulting in full liquidity and lower mortality and expense assessments over the long term than those in other share classes.  A-share account values for the years ended December 31, 2010, 2009 and 2008, were $11.1 billion, $8.6 billion and $5.7 billion, respectively.

•
A B-share has a seven year surrender charge that attaches to each deposit and is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period.  The entire premium is invested in the contract, but it offers limited liquidity during the surrender charge period. B-share account values for the years ended December 31, 2010, 2009 and 2008, were $30.0 billion, $26.6 billion and $21.1 billion, respectively.

•
A C-share has no front-end sales charge or back-end surrender charge.  Accordingly, it offers maximum liquidity but mortality and expense assessments are higher than those for A-share or B-share.  A persistency credit is applied beginning in year eight so that the total charge to the customer is consistent with B-share levels after that time.  C-share account values for the years ended December 31, 2010, 2009 and 2008, were $2.3 billion, $2.1 billion and $1.7 billion, respectively.

•
An L-share has a four to five year surrender charge that attaches to each deposit and is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period.  The differences between the L-share and the B-share are the length of the surrender charge period and the fee structure.  L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher.  We offer L-share annuity products with persistency credits that are applied in all years after a specified contract duration so that the total charge to the customer is consistent with B-share levels.  L-share account values for the years ended December 31, 2010, 2009 and 2008, were $19.3 billion, $16.4 billion and $11.5 billion, respectively.

•
A bonus annuity is a variable annuity contract that offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit.  The entire premium plus the bonus are invested in the sub-accounts supporting the contract.  It has a seven to nine year surrender charge.  The expenses are higher than those for a B-share.  We offer bonus annuity products with persistency credits that are applied in all years after a specified contract duration so that the total charge to the customer is consistent with B-share levels.  Bonus annuity account values for the years ended December 31, 2010, 2009 and 2008, were $5.7 billion, $5.6 billion and $4.6 billion, respectively.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.  Most of our variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value.

Approximately 93%, 92% and 91% of variable annuity separate account values had a GDB rider as of December 31, 2010, 2009 and 2008, respectively.  The GDB features offered in 2010 included those where we contractually guarantee to the contract holder that upon death, we will return no less than: the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

Approximately 20%, 23% and 26% of variable annuity account values as of December 31, 2010, 2009 and 2008, respectively, had a Lincoln SmartSecurity® Advantage rider.  The Lincoln SmartSecurity® Advantage one-year benefit is a GWB rider that offers the contract holder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals.  Lincoln SmartSecurity® Advantage one-year allows an owner to step up the guarantee amount automatically on the benefit anniversary to the current contract value if the contract value is greater than the guarantee amount at the time of step up.  To receive the full amount of the guarantee, annual withdrawals are limited to 5% of the guaranteed amount.  Withdrawals will continue until the longer of when the guarantee is equal to zero or for the rest of the owner’s life (“single life version”) or the life of the owner or owner’s spouse (“joint life version”) as long as withdrawals begin after attained age 65 and are limited to 5% of the guaranteed amount.  Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated.

In 2010, we offered other product riders including the Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage Plus, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of 4% or 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage Plus provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  The Lincoln Lifetime IncomeSM Advantage Plus provides an additional benefit, which is a return of principal at the end of the seventh year if the customer has not taken any withdrawals.  Contract holders under Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage Plus are subject to restrictions on the allocation of their account value within the various investment choices.  Approximately 24%, 17% and 8% of variable annuity account values as of December 31, 2010, 2009 and 2008, respectively, had a Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 or Lincoln Lifetime IncomeSM Advantage Plus rider.

We also offered the i4LIFE® Advantage and 4LATER® Advantage.  The i4LIFE® Advantage rider, on which we have received a U.S. patent, allows variable annuity contract holders access and control during the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  Approximately 12%, 11% and 11% of variable annuity account values as of December 31, 2010, 2009 and 2008, respectively, have elected an i4LIFE® Advantage feature.  In general, GIB is an optional feature available with i4LIFE® Advantage that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue, or 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Approximately 95%, 94% and 92% of i4LIFE® Advantage account values elected the GIB feature as of December 31, 2010, 2009 and 2008, respectively.  4LATER® Advantage provides a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE® Advantage.  The income base is equal to the initial deposit, or contract value, if elected after issue, and increases by 15% every three years, subject to a 200% cap.  The owner may step up the income base to the current contract value on or after the third anniversary of rider election or of the most recent step-up, which also resets the 200% cap.

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity and interest rate futures positions, interest rate and variance swaps, as well as equity-based options depending upon the risks underlying the guarantees.  Our program is designed to offset both positive and negative changes in the carrying value of the guarantees.  However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets, contract holder behavior, management decisions not to fully hedge every risk and divergence between the performance of the underlying funds and hedging indices, which is referred to as basis risk.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

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

Fixed annuity contracts are general account obligations.  We bear the investment risk for fixed annuity contracts.  To protect from premature withdrawals, we impose surrender charges.  Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contract holders’ accounts.  In addition, with respect to fixed indexed annuities, we purchase options that are highly correlated to the indexed account allocation decisions of our contract holders, such that we are closely hedged with respect to indexed interest for the current reset period.  For more information on our hedging program for fixed indexed annuities, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss)” in the MD&A.

Individual fixed annuity account values were $17.4 billion, $15.9 billion and $14.0 billion as of December 31, 2010, 2009 and 2008, respectively.  Approximately $13.3 billion of individual fixed annuity account values as of December 31, 2010, were still within the surrender charge period.

Our fixed annuity product offerings as of December 31, 2010, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate annuities with various payment options, including lifetime incomes.  In addition to traditional fixed-rate immediate annuities, we offered the Lincoln SmartIncomeSM Inflation Annuity which provides lifetime income with annual adjustments to keep pace with inflation.  It uses a patent-pending design to preserve access to remaining principal, also adjusted annually for inflation, for premature death or unexpected needs.  The traditional fixed-rate deferred annuity products include Lincoln ClassicSM (Single and Flexible Premium), Lincoln SelectSM, Lincoln Smart Course®, Lincoln MYGuaranteeSM Plus and Lincoln GrowSmartSM Fixed Annuity.  The fixed indexed deferred annuity products include Lincoln OptiPoint®, Lincoln OptiChoiceSM and Lincoln New Directions®.  The fixed indexed annuities offer one or more of the following indexed accounts:

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

In November of 2010, we launched the Lincoln Long-Term CareSM Advantage fixed annuity.  This product combines the features of a single premium fixed annuity with a long-term care rider.  It allows a contract holder the protection of principal, while providing a way to manage the potential impact of long-term care expenses.  The long-term care rider provides the contract holder with the potential to receive long-term care benefits equal to the premium payment plus an additional amount equal to one or two times the premium payment.  In addition, the contract holder has the opportunity to increase the long-term care benefits if there are gains in the contract.

Available with certain of our fixed indexed annuities, Lincoln Living IncomeSM Advantage provides the contract holder a guaranteed lifetime withdrawal benefit.  Withdrawals in excess of the free amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.

Many of our fixed annuities have an MVA.  If a contract with an MVA is surrendered during the surrender charge period, both a surrender charge and an MVA may be applied.  The MVA feature increases or decreases the contract value of the annuity based on a decrease or increase in interest rates.  Individual fixed annuities with an MVA feature constituted 61%, 55% and 46% of total fixed annuity account values as of December 31, 2010, 2009 and 2008, respectively.

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

Retirement Solutions – Defined Contribution

Overview

The Retirement Solutions – Defined Contribution segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplaces.  While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (IRA) markets.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and other related services.

DC plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Some plans include employer matching of employee contributions, which can increase participation by employees.  Growth in the number of DC plans has occurred as these plans have been used as replacements for frozen or eliminated defined benefit retirement plans.  In general, DC plans offer tax-deferred contributions and investment growth, thereby deferring the tax consequences of both the contributions and investment growth until withdrawals are made from the accumulated values, often at lower tax rates occurring during retirement.  The types of DC plans on which the Retirement Solutions – Defined Contribution segment primarily focuses are Internal Revenue Code section 403(b) plans and section 401(k) plans.

Retirement Solutions – Defined Contribution’s 403(b) assets accounted for 58% of total assets under management in this segment as of December 31, 2010.  The mid to large market 401(k) business accounted for 17% and the small market 401(k) business accounted for 15% of this segment’s assets as of December 31, 2010 for this segment.

Products and Services

The Retirement Solutions – Defined Contribution segment currently brings four primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program, Lincoln SmartFuture® program and Multi-Fund® variable annuity.

The Retirement Solutions – Defined Contribution segment’s deposits (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Deposits
Variable portion of variable annuity	$1,614	$1,586	$2,170
Fixed portion of variable annuity	315	331	369
Total variable annuity	1,929	1,917	2,539
Fixed annuity	1,017	1,011	812
Mutual fund	2,355	2,024	2,196
Total annuity and mutual fund deposits	$5,301	$4,952	$5,547

LINCOLN DIRECTORSM and Multi-Fund® products are variable annuities.  LINCOLN ALLIANCE® and Lincoln SmartFuture® programs are mutual fund-based programs.  This suite of products and programs primarily covers the 403(b) and 401(k) marketplace.  These 403(b) and 401(k) plans are tax-deferred, DC plans offered to employees of an entity to enable them to save for retirement.  The 403(b) plans are available to employees of educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; and 401(k) plans are generally available to employees of for-profit entities.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income.  Healthcare clients accounted for 45%, 43% and 45% of account values for these products as of December 31, 2010, 2009 and 2008, respectively.

LINCOLN DIRECTORSM group variable annuity is a 401(k) DC retirement plan solution available to small businesses, typically those that have DC plans with less than $3 million in account values.  The LINCOLN DIRECTORSM product offers participants a broad array of investment options from several fund families and a fixed account.  In 2009, we updated our LINCOLN DIRECTORSM product, which now offers more than 90 investment options and will be positioned as our primary product in the small 401(k) plan marketplace.  This product includes fiduciary support for plan sponsors, accumulation strategies and tools for plan participants and offers our patented distribution option, i4LIFE® Advantage.  LINCOLN DIRECTORSM group variable annuity has the option of being serviced through a TPA or fully serviced by Lincoln.  As of December 31, 2010, approximately 93% of LINCOLN DIRECTORSM clients were serviced through TPAs.  The Retirement Solutions – Defined Contribution segment earns revenue through asset charges, investment management fees, surrender charges and recordkeeping fees from this product.  We also receive fees from the underlying mutual funds companies for the services we provide and we also earn investment margins on assets in the fixed account.  Account values for LINCOLN DIRECTORSM group variable annuity were $6.4 billion, $5.9 billion and $4.9 billion as of December 31, 2010, 2009 and 2008, respectively.

The LINCOLN ALLIANCE® program is a DC retirement plan solution aimed at mid to large employers, typically those that have DC plans with $15 million or more in account value.  The target market is primarily for-profit corporations, educational institutions and healthcare providers.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  Included in the product offering is the LIFESPAN® learning program, which provides participants with educational materials and one-on-one guidance for retirement planning.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts.  We also earn investment margins on fixed annuities.  The mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets, as we do not have any ownership interest in them.  LINCOLN ALLIANCE® program account values were $15.9 billion, $13.4 billion and $9.4 billion as of December 31, 2010, 2009 and 2008, respectively.

The Lincoln SmartFuture® program is a DC retirement plan solution aimed at small to mid employers, typically those that have DC plans with between $3 million and $15 million in account value.  The target market is primarily for-profit corporations, educational institutions and healthcare providers.  The Lincoln SmartFuture® program was introduced in 2008 and is built on the LINCOLN ALLIANCE® platform.  Like LINCOLN ALLIANCE®, the program bundles our traditional fixed annuity products with retail mutual funds, recordkeeping, plan compliance services and employee education services using the LIFESPAN® learning program, which is described further above.  However, the Lincoln SmartFuture® program allows the employer to choose from a list of approximately 150 retail mutual funds chosen by us, which consists of a broad range of low-cost funds.  Services for this program are typically not customized for each employer.  We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts.  We also earn investment margins on fixed annuities.  The retail mutual funds associated with this program are not included in the separate accounts reported on our Consolidated Balance Sheets, as we do not have any ownership interest in them.  Lincoln SmartFuture® program account values were $319 million, $223 million and $104 million as of December 31, 2010, 2009 and 2008, respectively.

Multi-Fund® Variable Annuity is a DC retirement plan solution with full-bundled administrative services and high quality investment choices marketed to small- to mid-sized healthcare, education, governmental and not-for-profit plans.  The product can be sold either to the employer through the Multi-Fund® group variable annuity contract or directly to the individual through the Multi-Fund® Select variable annuity contract.  We earn mortality and expense charges, investment income on the fixed account and surrender charges from this product.  We also receive fees for services that we provide to funds in the underlying separate accounts.  The Multi-Fund® variable annuity is currently available in all states except New York.  Account values for the Multi-Fund® variable annuity were $11.4 billion, $10.9 billion and $9.7 billion as of December 31, 2010, 2009 and 2008, respectively.

Also within this segment, we have created the Lincoln Unifier® service offering to further assist employers in meeting the administrative challenges of bringing retirement plans into compliance with the new 403(b) regulations.  Lincoln Unifier® includes common remitter administration, compliance monitoring and proactive transaction monitoring.

During the third quarter of 2010, we partnered with a leading provider of retirement recordkeeping services to enhance our retirement plan offerings.  Through this partnership, we expect to reduce our current recordkeeping platforms from five to one over the next several years.

Distribution

DC products are primarily distributed by LFD.  Wholesalers and managers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  During 2010, LFD expanded its distribution of DC products by increasing wholesalers and managers from 44 to 49, increasing relationship management expertise and growing the number of broker dealer relationships.

The Multi-Fund® program is sold primarily by affiliated advisors.  The LINCOLN ALLIANCE® program and the Lincoln SmartFuture® program are sold primarily through consultants and affiliated advisors.  LINCOLN DIRECTORSM group variable annuity is sold in the small marketplace by intermediaries, including TPAs, planners and wirehouses.

Competition

The DC marketplace is very competitive and is comprised of many providers, with no one company dominating the market for all products.  As stated above, we compete in the small, mid and large markets.  We compete with numerous other financial services companies.  The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates, client service and client compliance and fiduciary services.

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

The Insurance Solutions – Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $250,000 of financial assets.  For those individual policies we sold in 2010, the average face amount (excluding term and MoneyGuard® products) was $1 million and average first year premiums paid were approximately $50,000.

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

Products

The Insurance Solutions – Life Insurance segment sells primarily interest/market-sensitive products (UL and VUL), including COLI and BOLI products, and term products.  The segment’s sales (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Sales by Product
UL:
Excluding MoneyGuard®	$353	$397	$525
MoneyGuard®	108	67	50
Total UL	461	464	575
VUL	43	36	54
COLI and BOLI	63	51	84
Term	70	59	28
Total sales	$637	$610	$741

UL and VUL sales (including COLI and BOLI), represent first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; term sales represent 100% of first year paid premiums; and linked-benefit sales represent 15% of premium deposits.

The segment generally has higher sales in the second half of the year than in the first half of the year.  Approximately 44%, 44% and 46% of total sales were in the first half of 2010, 2009 and 2008, respectively.

Life policies’ account values (in millions) were as follows:

	As of December 31,
	2010	2009	2008
Account Values
UL and interest-sensitive whole life (1)	$28,477	$27,276	$27,502
VUL (2)	5,108	4,468	4,251
Total account values	$33,585	$31,744	$31,753

(1)	Includes MoneyGuard® and the fixed portion of VUL.
(2)	Excludes the fixed portion of VUL.

Mortality margins, morbidity margins (for linked-benefit products), investment margins (through spreads or fees), net expense charges (expense charges assessed to the contract holder less expenses incurred to manage the business) and surrender fees drive life insurance profits.  Mortality margins, morbidity margins, and some expense assessments are a function of the rates priced into the product and level of insurance in force (less reserves previously set aside to fund benefits).  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

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

Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial face amount surrenders that occur during the contractual surrender charge period.  Depending on the product selected, surrender charge periods can range from 0 to 20 years.

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

Sales results are heavily influenced by the series of UL products with secondary guarantees.  A UL policy with a secondary guarantee can stay in force, even if the base policy account value is zero, as long as secondary guarantee requirements have been met.  The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, cost of insurance (“COI”) charges and credited interest.  The assumptions for the secondary guarantee requirement are listed in the contract.  As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy account value be less than zero.

Unlike other GDB designs, our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs.  The length of the guarantee may be increased at any time through additional excess premium deposits.  Secondary guarantee UL face amount in force was $112.0 billion, $110.4 billion and $99.0 billion or 20%, 20% and 18% of total life policies’ in-force face amount as of December 31, 2010, 2009 and 2008, respectively.  For information on the reserving requirements for this business, see “Regulatory” below and “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” in the MD&A.

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

Linked-benefit Life Products

Linked-benefit life products combine UL with long-term care insurance through the use of riders.  The first rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need.  The second rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully depleted for the purposes of long-term care.  The policy also provides a death benefit, the value of which is excluded from federal income tax, to the contract holder’s beneficiary if the contract holder does not accelerate the entire amount of the death benefit as long-term care benefits during his or her life.  Linked-benefit life products generate earnings through investment, mortality and morbidity margins.  MoneyGuard® products are linked-benefit life products.

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

We also offer single life and survivorship versions of our VUL products with secondary guarantees.  These products combine the lapse protection elements of UL with the upside potential of a traditional VUL product, giving clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs.  The combined single life and survivorship face amount in force of these products was $5.7 billion, $5.3 billion and $4.9 billion or 1% of total life policies’ in-force face amount as of December 31, 2010, 2009 and 2008, respectively.

Term Life Insurance

Term life insurance provides a fixed death benefit for a scheduled period of time.  It usually does not offer cash values.  Scheduled policy premiums are required to be paid at least annually.

Distribution

The Insurance Solutions – Life Insurance segment’s products are sold through LFD.  LFD provides the Insurance Solutions – Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD distributes COLI and BOLI products primarily to 16 intermediaries who specialize in the executive benefits market and are serviced through a network of internal and external sales professionals

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  As of the end of 2009, the latest year for which data is available, there were 946 life insurance companies in the U.S. and U.S. territories, according to the American Council of Life Insurers.

The Insurance Solutions – Life Insurance segment competes on product design and customer service.  The Insurance Solutions –Life Insurance segment designs products specifically for the high net worth and affluent markets.  In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service, underwriting and risk management and extensive distribution network all contribute to the strength of the Insurance Solutions – Life Insurance segment.  On average, the development of products takes approximately six months.  The Insurance Solutions – Life Insurance segment implemented several major product upgrades and/or new features, including important UL, VUL, linked-benefit and term product enhancements in 2010.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, the Insurance Solutions – Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

Underwriting

In the context of life insurance, underwriting is the process of evaluating medical and non-medical information about an individual and determining the effect these factors statistically have on mortality.  This process of evaluation is often referred to as risk classification.  Of course, no one can accurately predict how long any individual will live, but certain risk factors can affect life expectancy and are evaluated during the underwriting process.

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

The segment’s insurance premiums (in millions) by product line were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Insurance Premiums by Product Line
Life	$639	$584	$541
Disability	727	692	672
Dental	167	149	150
Total non-medical	1,533	1,425	1,363
Medical	149	154	154
Total insurance premiums	$1,682	$1,579	$1,517

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

EXEC-U-CARE®

We manage employer-sponsored benefits designed to supplement a company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the basic plan.  Along with medical expense reimbursement, EXEC-U-CARE plans include Accidental Death and Dismemberment coverage, EXEC-U-CARE CONCIERGE® health care assistance and TravelConnectSM travel assistance services.

Distribution

The segment’s products are marketed primarily through a national distribution system, including approximately 160 managers and marketing representatives.  The managers and marketing representatives develop business through employee benefit brokers, TPAs and other employee benefit firms.

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

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations also includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business due to the rescission of a reinsurance agreement with Swiss Re; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts with assets under management of approximately $1.9 billion as of December 31, 2010; and debt.  We are actively managing our remaining radio station clusters to maximize performance and future value.

Revenues (in millions) from Other Operations were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Operating Revenues
Insurance premiums	$2	$4	$4
Net investment income	326	307	358
Amortization of deferred gain on business
sold through reinsurance	72	73	74
Media revenues (net)	75	68	85
Other revenues and fees	12	13	11
Total operating revenues	$487	$465	$532

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

We reinsure approximately 40% to 45% of the mortality risk on newly issued non-term life insurance contracts and approximately 35% of total mortality risk including term insurance contracts.  As of December 31, 2010 our policy for this program was to retain no more than $10 million on a single insured life issued on fixed, VUL and term life insurance contracts.  The retention per single insured life for COLI remained at $2 million.

Effective January 1, 2011, our maximum corporate retention on UL, VUL and term insurance contracts increased to $20 million for new business.  This change has no impact on our reinsurance structure at this time.

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

We obtain reinsurance from a diverse group of reinsurers and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  As of December 31, 2010 and 2009, the amounts recoverable from reinsurers were $6.5 billion and $6.4 billion, respectively, of which $3.0 billion was recoverable from Swiss Re, related to the sale of our reinsurance business to Swiss Re, for both periods.

We also utilize intercompany reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These intercompany agreements do not have an effect on our consolidated financial statements.

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

As of December 31, 2010 and 2009, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.0 billion and $4.8 billion, or 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.9 billion and $3.0 billion, or 3% and 4% of our invested assets portfolio, respectively.

As of December 31, 2010, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $6.7 billion, or 8% of our invested assets portfolio, and our investment securities in the collateralized mortgage obligation (“CMO”) industry with a fair value of $6.5 billion, or 8% of our invested assets portfolio.  As of December 31, 2009, our most significant investment in one industry was our investment securities in the CMO industry with a fair value of $6.9 billion, or 9% of the invested assets portfolio.

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

As of February 18, 2011, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

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

Debt Ratings

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – aaa to d
•	Fitch – AAA to D
•	Moody’s – Aaa to C
•	S&P – AAA to D

As of February 18, 2011, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa2	A-
(7th of 22)	(9th of 21)	(9th of 21)	(7th of 21)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1+ to D

As of February 18, 2011, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
AMB-1	F-2	P-2	A-2
(2nd of 6)	(2nd of 8)	(2nd of 3)	(2nd of 8)

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

All ratings are on outlook stable.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or LNC can maintain these ratings.  Each rating should be evaluated independently of any other rating.

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2010, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this three-year period.

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

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.

For more information on statutory reserving and our use of captive reinsurance structures, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in the MD&A.

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

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend which violates these standards.  In the event that the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2010 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

Category	Name	Description
Asset risk - affiliates	C-0	Risk of assets' default for certain affiliated investments
Asset risk - others	C-1	Risk of assets' default of principal and interest or fluctuation in fair value
Insurance risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest rate risk, health credit	C-3	Risk of losses due to changes in interest rate levels, risk that
risk and market risk		health benefits prepaid to providers become the obligation of the health insurer once again and risk of loss due to changes in market levels associated with variable products with guarantees
Business risk	C-4	Risk of general business

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

As of December 31, 2010, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit supporting captive reinsurance structures.

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

Health Care Reform Legislation

In March 2010, the President signed into law the Patient Protection and Affordable Care Act which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation includes a number of provisions that provide for new or increased taxes to help finance the cost of these reforms, substantive changes to existing health care laws and the addition of new health care and related laws, each of which could potentially impact some of our lines of businesses.

Financial Reform Legislation

In July 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, H.R. 4173, (“Dodd-Frank Act”), wide ranging legislation that includes a number of reforms of the financial services industry and financial products.  Many of the provisions of the Dodd-Frank Act require substantial regulatory work prior to implementation, and we cannot predict at this time all of the ways or the extent to which financial markets in general, or our business, financial condition and results of operations, may be affected following its full implementation.

Some requirements of the Dodd-Frank Act apply to us as a result of our status as a thrift holding company.  The Dodd-Frank Act eliminates the OTS and reallocates the supervisory and regulatory authority over (i) federally chartered thrifts to the Office of the Comptroller of the Currency and (ii) thrift holding companies to the Federal Reserve Board.  Enactment of this provision ensures that we and NCLS will each have a new regulator and may be subject to additional and/or enhanced regulation, including new capital and leverage requirements.  We will also be subject to the provisions of the “Volcker Rule,” which restricts, subject to exceptions for various permitted activities, proprietary trading and certain investment activities by holding companies containing an insured depository institution.  Although we presently believe that the Volcker Rule will not require significant change in our investment and trading activities, rulemaking is not scheduled to be completed until late 2011, and the ultimate outcome of the rulemaking process cannot be predicted.

The Dodd-Frank Act also mandates a new regulatory framework for over-the-counter derivatives transactions.  Subject to applicable insurance laws, we use derivatives for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GDB, GWB and GIB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit, foreign exchange and equity risks.  The new regulatory scheme will impose clearing and centralized execution requirements on a wide range of derivatives transactions that are currently conducted over-the-counter, with the likely result that costs and margin requirements will increase for market participants across the board.  As rulemaking on the Dodd-Frank derivatives provisions is still in progress, it is premature to determine the extent to which our derivatives costs and strategies may change, and the extent to which those changes may ultimately affect the range of products we offer to our customers.

In addition, the Dodd-Frank Act requires new regulations governing broker-dealers and investment advisers.  In particular, the fiduciary standard rulemaking could potentially have broad implications for how our products are designed and sold in the future.  In January 2011, the U.S. Securities and Exchange Commission (“SEC”) released a study on the obligations and standards of conduct of financial professionals, as required under the Dodd-Frank Act.  The SEC staff recommended establishing a uniform fiduciary standard for investment advisers and broker-dealers when providing investment advice about securities, including guidance for principal trading and definitions of the duties of loyalty and care owed to retail customers that would be consistent with the standard that currently applies to investment advisers.  A more uniform fiduciary standard could potentially affect our business in areas including, but not limited to:  design and availability of proprietary products; commission-based compensation arrangements; advertising and other communications; use of finders or solicitors of clients (i.e., business contacts who provide referrals); and continuing education requirements for advisors.

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Federal Insurance Office within the U.S. Department of the Treasury ( “U.S. Treasury”) to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial

Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules.  Given the current state of the rulemaking and implementation process, the ultimate impact on our business is undeterminable at this time.

Department of Labor Regulation

In October 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  If finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees us and our advisors and employees may receive for investment-related services.  This proposal has generated substantial public comment and as a result, it is likely that any final regulation will be different from the proposal.  What the differences will be, as well as the timing of any final regulation, are unknown at this time.  We do not expect the DOL to issue a final regulation in 2011.

Stimulus Legislation

In reaction to the recession, credit market illiquidity and global financial crisis experienced during the latter part of 2008 and into 2009, Congress enacted the Emergency Economic Stabilization Act of 2008 (“EESA”) on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 (“ARRA”), which was signed into law on February 17, 2009, in an effort to restore liquidity to the U.S. credit markets and to stimulate the U.S. economy.  The ARRA and the Troubled Asset Relief Program (“TARP”) authorized the purchase of “troubled assets” from financial institutions, including insurance companies.  Pursuant to the authority granted under the TARP, the U.S. Treasury also adopted the Capital Purchase Program (“CPP”).

TARP CPP

On July 10, 2009, we issued, in a private placement, $950 million of Series B preferred stock and a warrant for 13,049,451 shares of our common stock with an exercise price of $10.92 per share to the U.S. Treasury under the CPP.  On June 30, 2010, we redeemed in full the Series B preferred stock from the U.S. Treasury.  Prior to the redemption of the Series B preferred stock, we were subject to certain restrictions applicable under the CPP, including limits on incentive compensation for certain executives and employees.  See “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Financing Activities” for more information about our preferred stock redemption.

Federal Tax Legislation

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was enacted.  Individual taxpayers are the principal beneficiaries of JGTRRA, which accelerated certain of the income tax rate reductions enacted originally under the Economic Growth and Tax Relief Reconciliation Act of 2001 ( “EGTRRA”), as well as reduced the long-term capital gains and dividend tax rates to 15%.  On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2006 (“TIPRA”) was signed into law.  TIPRA extended the lower capital gains and dividends rates through the end of 2010.  EGTRRA also included provisions that eliminated the estate tax for a single year in 2010, while also replacing the step-up in basis rule applicable to property held in a decedent’s estate with a modified carryover basis rule.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 extended for two years through 2012 all of the lower individual tax rates and set the estate tax rate at 35% with a personal exemption of $5 million for the next two years.  Should these provisions not be extended beyond 2012, the higher marginal tax rates on individuals could have a positive impact upon the sale of insurance and annuity products.

On February 14, 2011, the Obama Administration submitted to Congress its fiscal year 2012 budget proposal.  Included therein are policy and tax recommendations that could have an effect upon our company and our products.  Many of these recommendations were originally proposed in last year’s budget submission to Congress.  Included among the various proposed policy recommendations are modifications to the dividends received deduction for life insurance company separate accounts.  If these proposed changes were enacted into law or, if applicable, changed administratively through the tax regulation process, they could have an adverse effect upon the Company’s profitability.  The budget also proposes changes to the tax laws that would affect purchasers of products offered and sold through our various business lines, including such items as expanding the pro-rata disallowance for COLI, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start up costs.  Some of these proposed changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Congressional Budget process.  Any changes to the tax law will require legislation, which may or may not incorporate provisions found in the budget proposal, to move through both houses of Congress before being signed into law by the President.

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

Broker-Dealer, Securities and Savings and Loan Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940.  Agents and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners.  Regulation also extends to various LNC entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

Our U.S. banking operations are subject to federal and state regulation.  As a result of its ownership of NCLS, LNC is considered to be a savings and loan holding company and, along with NCLS, is subject to supervision, regulation and examination by the OTS of the U.S. Treasury, or going forward by the Federal Reserve Board or the Office of the Comptroller of the Currency, as appropriate.  Federal and state banking laws generally provide that no person may acquire control of LNC, and gain indirect control of NCLS, without prior regulatory approval.  “Control” will be deemed to exist in the case of any person having the power to vote 25% or more of any class of “voting securities,” having the power to control the election of a majority of the Board or if the applicable regulatory authority determines that such person has the power to directly or indirectly exercise a controlling influence over the management or policies of the holding company or thrift.

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

Finally, we have an extensive portfolio of trademarks and service marks that we consider important in the marketing of our products and services, including, among others, the trademarks of the Lincoln National and Lincoln Financial names, the Lincoln silhouette logo and the combination of these marks.  Trademark registrations may be renewed indefinitely subject to continued use and registration requirements.  We regard our trademarks as valuable assets in marketing our products and services and intend to protect them against infringement and dilution.

EMPLOYEES

As of December 31, 2010, we had a total of 8,270 employees.  In addition, we had a total of 1,230 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Concerns over unemployment, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These events and the reemergence of market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior.  Our revenues are likely to decline in such circumstances and our profit margins could erode.  In addition, in the event of extreme prolonged market events, such as the global credit crisis that occurred during 2008 and 2009, we could incur significant losses.  For example, for the year ended December 31, 2009, our earnings were unfavorably affected by realized investment losses and impairments of intangible assets of $1.1 billion.  Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  As of December 31, 2010, we had a total of $3.0 billion of goodwill on our Consolidated Balance Sheets, of which $2.2 billion related to our Insurance Solutions – Life Insurance segment and $440 million related to our Retirement Solutions – Annuities segment.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, merger and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  The reporting unit is the operating segment or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by management at that level.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value, and a charge is reported in impairment of intangibles on our Consolidated Statements of Income (Loss).

Subsequent reviews of goodwill could result in impairment of goodwill during 2011, and such write downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.  For more information on goodwill, see Note 10 and “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2010, we had a deferred tax asset of $2.5 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial position, but will not affect the statutory capital of our insurance subsidiaries.

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

The earnings of our insurance subsidiaries impact contract holders’ surplus.  Principal sources of earnings are insurance premiums and fees, annuity considerations and income from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.  Lower earnings constrain the growth in our insurance subsidiaries’ capital, and therefore, can constrain the payment of dividends and advances or repayment of funds to us.

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

We participate in a securities lending program for our general account whereby fixed income securities are loaned by our agent bank to third parties, primarily major brokerage firms and commercial banks.  The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain.  We invest such cash collateral in other securities, primarily in commercial paper and money market or other short term funds.  Securities with a fair value of $199 million were on loan under the program as of December 31, 2010.  Securities loaned under such transactions may be sold or repledged by the transferee.  We were liable for cash collateral under our control of $192 million as of December 31, 2010.

We participate in a reverse repurchase program for our general account whereby we sell fixed income securities to third parties, primarily major brokerage firms, with a concurrent agreement to repurchase those same securities at a determined future date.  The borrowers of our securities provide us with cash collateral which is typically invested in fixed maturity securities.  The fair value of securities pledged under reverse repurchase agreements was $294 million as of December 31, 2010.

As of December 31, 2010, substantially all of the securities on loan under the program could be returned to us by the borrowers at any time.  Collateral received under the reverse repurchase program cannot be returned prior to maturity; however, market conditions on the repurchase date may limit our ability to enter into new agreements.  The return of loaned securities or our inability to enter into new reverse repurchase agreements would require us to return the cash collateral associated with such securities.  In addition, in some cases, the maturity of the securities held as invested collateral (i.e., securities that we have purchased with cash received from the third parties) may exceed the term of the related securities and the market value may fall below the amount of cash received as collateral and invested.  If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, and we may be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both.  In addition, under stressful capital market and economic conditions, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

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

We completed a conversion of our actuarial valuation systems to a uniform valuation platform during 2010 for certain blocks of our Retirement Solutions business, which resulted in an after-tax unfavorable prospective unlocking of $16 million.  We are in the process of completing a similar conversion for our Insurance Solutions – Life segment and also have other blocks of Retirement

Solutions business that we intend to convert in 2011.  The completion of these conversions could have a financial effect.  For further information about the results of the conversion completed during 2010, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A.

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

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), value of business acquired (“VOBA”), DFEL and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  For example, in the fourth quarter of 2008, the last time that we reset our baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process, we had a cumulative unfavorable prospective unlocking of $223 million, after-tax.  If unfavorable economic conditions return, additional unlocking of our RTM assumptions could be possible in future periods.  However, if we were to have unlocked our RTM assumption in the corridor as of December 31, 2010, we would have recorded a favorable prospective unlocking of approximately $375 million, pre-tax, for our Retirement Solutions business, and approximately $15 million, pre-tax, for our Insurance Solutions business, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A.

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

Increases in reserves would result in a charge to our earnings in the quarter in which the increase occurs.  Therefore, we maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits.  However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, a strategic decision to under- or over-hedge in reaction to extreme market conditions or inconsistencies between economic and statutory reserving guidelines and divergence between the performance of the underlying funds and hedging indices.  For example, for the years ended December 31, 2010, 2009 and 2008, we experienced a breakage on our guaranteed living benefits net derivatives results of $(109) million, $(137) million and $176 million, respectively, pre-tax and before the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.  Breakage is defined as the difference between the change in the value of the liabilities, excluding the amount related to the non-performance risk component, and the change in the fair value of the derivatives.  Breakage can be positive or negative.  The non-performance risk factor is required under the Fair Value Measurements and Disclosures Topic of the FASB ASC, which requires us to consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities.  A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income.  Conversely, an increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income.

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

In periods of declining interest rates, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments than currently available, without taking on additional investment risk.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Currently, new money rates continue to be at low levels.  If interests rates were to remain low over a sustained period of time, this would put additional pressure on our spreads, potentially resulting in unlocking of our DAC asset and increases in reserves.  We would expect the effect to be most pronounced in our Insurance Solutions – Life Insurance segment.  For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

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

Our mortgage loans face default risk and are principally collateralized by commercial properties.  Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances.  We establish valuation allowances for estimated impairments as of the balance sheet date based on information, such as the market value of the underlying real estate securing the loan, any third party guarantees on the loan balance or any cross collateral agreements and their impact on expected recovery rates.  As of December 31, 2010, there were nine impaired mortgage loans, or less than 1% of total mortgage loans, and eight mortgage loans that were two or more payments delinquent.  The performance of our mortgage loan investments, however, may fluctuate in the future.  In addition, some of our mortgage loan investments have balloon payment maturities.  An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.

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

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other invested assets.  The carrying value of such investments is as follows:

•
Fixed maturity and equity securities are classified as available-for-sale (“AFS”), except for those designated as trading securities, and are reported at their estimated fair value.  The difference between the estimated fair value and amortized cost of such securities (i.e., unrealized investment gains and losses) is recorded as a separate component of other comprehensive income (loss) (“OCI”), net of adjustments to DAC, contract holder related amounts and deferred income taxes;

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

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 22% of the carrying value of our total cash and invested assets as of December 31, 2010.

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

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude than an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in OCI to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.  Net OTTI recognized in net income (loss) was $152 million, $392 million and $851 million, pre-tax, for the years ended December 31, 2010, 2009 and 2008, respectively.  The portion of OTTI recognized in OCI for the years ended December 31, 2010 and 2009, was $88 million and $275 million, pre-tax, respectively.

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

As of December 31, 2010, we had approximately $1.5 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and rate our debt.  Ratings are not recommendations to buy our securities.  Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future.  During 2010, A.M. Best, Fitch and Moody’s each revised their outlook for the U.S. life insurance sector to stable, with the exception of S&P, who maintained their outlook at stable.

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

Under certain indemnity reinsurance agreements, one of our insurance subsidiaries, LLANY, provides 100% indemnity reinsurance for the business assumed, however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2010, we held statutory reserves of approximately $3.2 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide letters of credit at least equal to the relevant statutory reserves.  Under the largest indemnity reinsurance arrangement, we held approximately $2.1 billion of statutory reserves as of December 31, 2010.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain a RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other arrangements, by which we established approximately $1.0 billion of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2010, LLANY’s RBC ratio exceeded the required ratio.  See “Item 1. Business – Ratings” for a complete description of our ratings.

If the cedent recaptured the business, LLANY would be required to release reserves and transfer assets to the cedent.  Such a recapture could adversely impact our future profits.  Alternatively, if LLANY established a security trust for the cedent, the ability to transfer assets out of the trust could be severely restricted, thus negatively impacting our liquidity.

Our businesses are heavily regulated and changes in regulation may affect our insurance subsidiary capital requirements or reduce our profitability.

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

We may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2010, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, Lincoln Financial Advisors, Lincoln Financial Securities and LFD, as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  LNC, as a savings and loan holding company, and NCLS are subject to regulation and supervision by the OTS.  As a savings and loan holding company, we are also subject to the requirement that our activities be financially-related activities as defined by federal law (which includes insurance activities).  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry.   On July 21, 2010, President Obama signed into law the Dodd-Frank Act, a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Dodd-Frank Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; the imposition of capital and leverage requirements on bank and savings and loan holding companies; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed potentially by rulemaking; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.   The Dodd-Frank Act also eliminates the OTS and reallocates the supervisory and regulatory authority over federally chartered thrifts to the Office of the Comptroller of the Currency and over thrift holding companies to the Federal Reserve Board.  Enactment of this provision ensures that we and NCLS will each have a new regulator and may be subject to additional regulations.  Many of the provisions of this legislation require substantial regulatory work prior to implementation and although we do not expect the Dodd-Frank Act or the rules to be promulgated thereunder to have a material adverse effect on our results of operations, liquidity or capital resources, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX” or “XXX,” requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the great majority of our newly issued UL insurance products are now affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  At times, there may be differences of opinion between management and state insurance departments regarding the application of these and other actuarial standards.  Such differences of opinion may lead to a state insurance regulator requiring greater reserves to support insurance liabilities than management estimated.

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

We also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to implement those actions, we may incur higher operating costs and lower returns on products sold than we currently anticipate or reduce our sales of these products.

For further discussion see “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

Changes in accounting standards issued by the FASB or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with GAAP as identified in the FASB ASC.  From time to time, we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

For example, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs that insurance companies may capitalize and amortize over the life of the business.  ASU 2010-26 significantly reduces the amount of acquisition cost that we will be able to defer in connection with sales of our insurance products.  Although this will not affect the ultimate profitability of our products, we expect it could materially alter the pattern of our earnings.  In addition, the final guidance permits companies to apply the guidance retrospectively with a cumulative effect adjustment to the balance sheet.  As of December 31, 2010, our DAC asset was $7.6 billion, pre-tax, or $4.9 billion, after-tax.  If we applied the guidance retrospectively, we would write-down a portion of our existing DAC asset that we determined did not qualify as a deferred expense.  The amount of the write-down, if any, would reduce the amount of future amortization expense.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The ultimate impact to our consolidated financial position and results of operations is currently being evaluated.

In addition, the FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”), including how we account for our insurance contracts and financial instruments and how our financial statements are presented.  Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system.  The accounting changes being proposed by the FASB will be a complete change to how we account for and report significant areas of our business, such as insurance contracts and DAC.  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.  The changes to GAAP and ultimate conversion to IFRS will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc.

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

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income.  For example, on February 14, 2011, the Obama Administration released its fiscal year 2012 budget proposal including proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  If enacted into law, the statutory changes contemplated by the Administration’s revenue proposals would, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividend received deduction.  The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2010, included a separate account dividend received deduction benefit of $94 million.  In addition, the proposals would affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.  If proposals of this type were enacted, our sale of COLI, variable annuities and variable life products could be adversely affected and our actual tax expense could increase, reducing earnings.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2010, we ceded $337.8 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2010, we had $6.5 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $3.0 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $1.7 billion as of December 31, 2010.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re was required to fund an additional trust to support this business of approximately $1.5 billion as of December 31, 2010, which was established during the fourth quarter of 2009.  Furthermore, approximately $1.1 billion of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

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

Our success depends, in large part, on our ability to attract and retain key people.  Intense competition exists for the key employees with demonstrated ability, and we may be unable to hire or retain such employees.  The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.  We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position.  Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees, including financial advisors, wholesalers and other employees, as well as independent distributors of our products.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2010, LNC and our subsidiaries owned or leased approximately 3.5 million square feet of office space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Retirement Solutions – Annuities and Retirements Solutions – Defined Contribution segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Insurance Solutions – Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Insurance Solutions – Group Protection segment.  An additional 1.3 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 14, the rental expense on operating leases for office space and equipment was $46 million for 2010.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 14, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2010, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 20, 2011, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	61
President, Chief Executive Officer and Director (since July 2007).  President, Chief Operating Officer and Director (April 2006 - July 2007).  President and Chief Executive Officer, Jefferson-Pilot (2004 - April 2006).  President and Chief Operating Officer, Jefferson-Pilot (2001 - April 2006).

Lisa M. Buckingham	45
Senior Vice President, Chief Human Resources Officer (since December 2008).  Senior Vice President, Global Talent, Thomson Reuters, a provider of information and services for businesses and professionals (April 2008 - November 2008).  Senior Vice President, Human Resources, Thomson Corporation (2002 - April 2008).

Charles C. Cornelio	51
President, Defined Contribution (since December 2009).  Executive Vice President, Chief Administrative Officer (November 2008 - December 2009).  Senior Vice President, Shared Services and Chief Information Officer (April 2006 - November 2008).  Executive Vice President, Technology and Insurance Services, Jefferson-Pilot (2004 - April 2006).  Senior Vice President, Jefferson-Pilot (1997 - 2004).

Frederick J. Crawford	47
Executive Vice President and Head of Corporate Development and Investments (since January 2011).  Executive Vice President and Chief Financial Officer (since November 2008).  Senior Vice President and Chief Financial Officer (2005 - November 2008).  Vice President and Treasurer (2001 - 2004).

Robert W. Dineen	61
President, Lincoln Financial Network, and CEO, Lincoln Financial Advisors (2) (since 2002).  Senior Vice President, Managed Asset Group, Merrill Lynch & Co., a diversified financial services company (2001 - 2002).

Randal J. Freitag	48
Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).  Senior Vice President, Product Risk and Profitability and Actuary (2004 - 2007).

Wilford H. Fuller	40
President and CEO, Lincoln Financial Distributors (2) (since February 2009).  Head, Distribution, Global Wealth Management, Merrill Lynch & Co., a diversified financial services company (2007 - 2009).  Head, Distribution, Managed Solutions Group, Merrill Lynch & Co. (2005 - 2007).  National Sales Manager, Merrill Lynch & Co. (2000 - 2005).

Nicole S. Jones	40
Senior Vice President, General Counsel (since May 2010).  Deputy General Counsel, Corporate Secretary and Chief Counsel, CIGNA Corporation, a global health services company (September 2006 - May 2010).  Chief Counsel, Securities, International Paper, a global manufacturer of paper products (February 2006 - September 2006).  Vice President, Corporate and Securities, MCI Corporation, a telecommunications company (2003 - 2006).

Mark E. Konen	51
President, Insurance and Retirement Solutions (since July 2008 and February 2009 respectively).  President, Individual Markets (April 2006 - July 2008).  Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 - April 2006).  Executive Vice President, Product/Financial Management, Jefferson-Pilot (2002 - 2004).

(1)	Age shown is based on the officer’s age as of February 20, 2011.
(2)	Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York and Chicago stock exchanges under the symbol LNC.  As of January 29, 2011, the number of shareholders of record of our common stock was 10,608.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Statements,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restriction on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2010
High	$30.74	$33.55	$26.83	$29.12
Low	22.52	23.86	20.65	23.17
Dividend declared	0.010	0.010	0.010	0.050

2009
High	$25.59	$19.99	$27.82	$28.10
Low	4.90	5.52	14.34	21.99
Dividend declared	0.010	0.010	0.010	0.010

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2010 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
10/1/10 - 10/31/10	2,096	$24.21	-	$1,140.1

11/1/10 - 11/30/10	715,250	24.00	715,100	1,122.9

12/1/10 - 12/31/10	333,803	23.60	333,189	1,115.1

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 2,860 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended December 31, 2010, there were 1,048,289 shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of December 31, 2010, our security repurchase authorization was $1.1 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 20 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Statements” are not included in our security repurchase.

(3)	As of the last day of the applicable month.

(d)    Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

Item 6.  Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Statements.”  Some previously reported amounts have been reclassified to conform to the presentation as of and for the year ended December 31, 2010.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Total revenues	$10,407	$8,499	$9,224	$9,614	$8,002
Income (loss) from continuing operations	951	(415)	(10)	1,199	1,199
Net income (loss)	980	(485)	57	1,215	1,316
Per share data: (1)(2)
Income (loss) from continuing
operations - basic	$2.53	$(1.60)	$(0.04)	$4.44	$4.75
Income (loss) from continuing
operations - diluted	2.45	(1.60)	(0.04)	4.37	4.68
Net income (loss) - basic	2.62	(1.85)	0.22	4.50	5.21
Net income (loss) - diluted	2.54	(1.85)	0.22	4.43	5.13
Common stock dividends	0.080	0.040	1.455	1.600	1.535

	As of December 31,
	2010	2009	2008	2007	2006
Assets	$193,824	$177,433	$163,136	$191,435	$178,495
Long-term debt	5,399	5,050	4,731	4,618	3,458
Stockholders' equity	12,806	11,700	7,977	11,718	12,201
Per common share data: (1)
Stockholders' equity, including
accumulated other comprehensive
income (loss) (3)	$40.54	$36.02	$31.15	$44.32	$44.21
Stockholders' equity, excluding
accumulated other comprehensive
income (loss) (3)	38.17	36.89	42.09	43.46	41.99
Market value of common stock	27.81	24.88	18.84	58.22	66.40

(1)
Per share amounts were affected by the issuance of 112.3 million shares for the acquisition of Jefferson-Pilot in 2006 and the retirement of 1.1 million, less than 1 million, 9.3 million, 15.4 million and 16.9 million shares of common stock during the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(2)
For discussion of the reduction of net income (loss) available to common stockholders see Note 15 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Statements.”

(3)	Per share amounts are calculated under the assumption that our Series A preferred stock has been converted to common stock, but exclude Series B preferred stock balances as it was non-convertible.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2010, compared with December 31, 2009, and the results of operations in 2010 and 2009, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

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

•
Because of our holding company structure, the inability of our subsidiaries to pay dividends to the holding company in sufficient amounts could harm the holding company’s ability to meet its obligations;

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

•
Uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) on us and the economy and the financial services sector in particular;

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

•	Ineffectiveness of our various hedging strategies used to offset the effect of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;
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

•
Changes in GAAP, including moving to International Financial Reporting Standards (“IFRS”), as well as the methodologies, estimations and assumptions thereunder, that may result in unanticipated changes to our net income;

•
Lowering of one or more of our debt ratings issued by nationally recognized statistical rating organizations and the adverse effect such action may have on our ability to raise capital and on our liquidity and financial condition;

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

The risks included here are not exhaustive.  Other sections of this report, our quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors,” “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” and the risk discussions included in this section under “Critical Accounting Policies and Estimates,” “Consolidated Investments” and “Reinsurance,” which are incorporated herein by reference.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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
Group Protection

Our individual products and services and defined contribution plans are distributed primarily through consultants, brokers, planners, agents and other intermediaries with sales and marketing support provided by approximately 500 wholesalers within Lincoln Financial Distributors (“LFD”), our wholesaling distributor.  Our retail distributor, Lincoln Financial Network, offers proprietary and non-proprietary products and advisory services through a national network of approximately 8,000 active producers who placed business with us within the last twelve months.  Our Insurance Solutions – Group Protection segment distributes its products and services primarily through employee benefit brokers, third party administrators and other employee benefit firms with sales support provided by its group and retirement sales specialists.

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

Our former Lincoln UK and Investment Management segments are reported in discontinued operations for all periods presented.  See “Acquisitions and Dispositions” and Note 3 for more information.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Although economic conditions have improved, the following concerns are still weighing on the U.S. economy:

•	Persistent high unemployment; and
•	Slow U.S. housing market.

The National Bureau of Economic Research, a panel of economists charged with officially designating business cycles, announced on September 20, 2010, that the recession that began in December 2007 ended in June 2009, lasting 18 months.  However, we are still in the midst of a somewhat fragile recovery.

In the face of these economic challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Significant Operational Matters

Adequacy of Our Liquidity and Capital Positions

During 2010, as a result of the improvements in the economy and capital markets, as well as the strength of our business model and our capital position, we took the following measures to address matters that we believed had been depressing our stock price, provide returns to our stockholders and/or manage our liquidity and capital positions:

•
We funded, on June 30, 2010, the $950 million repurchase of our Series B preferred stock that we had issued to the U.S. Department of the Treasury (“U.S. Treasury”) as part of our participation in the Capital Purchase Program (“CPP”) with net proceeds of approximately $368 million from a common stock offering, proceeds from a $250 million five-year senior notes offering and cash held at our holding company that was attributable primarily to proceeds from the sale of Delaware Management Holdings, Inc. (“Delaware”);

•
We secured $2 billion of bank credit facilities in the second quarter of 2010, to address the upcoming maturity of credit facilities in the first quarter of 2011 related to letters of credit (“LOCs”) supporting our life insurance business that could have remained outstanding until the first quarter of 2012;

•
We completed a 30-year senior notes offering of $500 million, the proceeds of which were used in the third quarter of 2010 as part of a long-term financing solution supporting UL business with secondary guarantees;

•
We paid $48 million to repurchase 2,899,159 warrants (each representing the right to purchase one share of our common stock) held by the U.S. Treasury during the U.S. Treasury’s public auction of our warrants during the third quarter of 2010, which were subsequently canceled;

•	We increased the dividend on our common stock during the fourth quarter of 2010 from $0.01 to $0.05 per share;
•	We also announced a plan to repurchase up to $125 million of common stock under our security repurchase authorization and completed $25 million of stock repurchases during the fourth quarter of 2010;
•
We redeemed all of our outstanding 6.75% Junior Subordinated Deferrable Interest Debentures, Series F due 2052 (the “junior subordinated debentures”), which were held by Lincoln National Capital VI, during the fourth quarter of 2010; and

•	Effective December 31, 2010, we financed, for up to 30 years, reserves supporting our life insurance business, replacing the use of $500 million in LOCs.

Certain of these matters are discussed in more detail in “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” and “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” below.

During May and June of 2010, Moody’s Investors Service (“Moody’s”), Fitch Ratings (“Fitch”) and A.M. Best Co. (“A.M. Best”) all improved their outlook on our company to stable from negative, and Standard & Poor’s (“S&P”) outlook remained stable.  For more information about ratings, see “Part I – Item 1. Business – Ratings.”

Interest Rate Risk on Fixed Insurance Businesses

Because the profitability of our fixed annuity, UL, VUL and defined contribution insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.  Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital.  Some of our products, principally our fixed annuities, UL and VUL, have interest rate guarantees that expose us to the risk that changes in interest rates or prolonged low interest rates will reduce our spread, or the difference between the interest that we are required to credit to contracts and the yields that we are able to earn on our general account investments supporting our obligations under the contracts.  Although we have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment, declines in our spread, or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products, could have an adverse effect on some of our businesses or results of operations.  During the third quarter of 2010, our Insurance Solutions – Life Insurance segment lowered the new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  As a result of this assumption revision, we recorded a $114 million, after-tax, unfavorable prospective unlocking within our Insurance Solutions – Life Insurance segment.

Given the level of interest rates as of the end of 2010, and assuming interest rates remain constant through 2012, our execution of reverse treasury locks to hedge interest rate exposure (discussed in “Results of Insurance Solutions – Insurance Solutions – Life Insurance”) and the effect of crediting rate actions that we have taken, we estimate that spread compression will have a minimal effect on earnings in 2011 and would unfavorably affect earnings by approximately $20 million during 2012 primarily in Insurance Solutions – Life Insurance.  We discuss the earnings effect of interest rates in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

Elevated Loss Ratios on Group Business

During 2010, our non-medical loss ratio was 76.2%, which is above what we experienced last year and above our long-term expectation of 71% to 74%.  The primary driver of the elevated loss ratios was unfavorably high disability incidence, which affected our long-term disability, short-term disability and life waiver of premium products.  The unfavorable claims incidence experience was spread across all industry sectors, and particularly in the financial, wholesale and retail sectors, which we expect will continue in the short term.

We expect loss ratios to recover over time, but they are likely to remain above our long-term expectation well into 2011.  Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We are taking actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through enhanced claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim termination efforts.  We are also employing new tools to identify and support claimants who will return to work.

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets, as well as, to a lesser extent, our Insurance Solutions – Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  From December 31, 2009, to December 31, 2010, our account values were up $15.9 billion driven primarily by an increase in equity markets during 2010 and positive net flows.

Variable Annuity Hedge Program Results

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the GLB embedded derivatives in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves.  These results are excluded from the Retirement Solutions – Annuities and Defined Contribution segments’ operating revenues and income from operations.  See “Realized Gain (Loss) – Operating Realized Gain (Loss) – GLB” below for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserve.

The variable annuity hedge program ended 2010 with assets over $1.0 billion, which were in excess of the estimated liability of approximately $450 million as of December 31, 2010.

We also offer variable products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits,” we use derivative instruments to attempt to hedge the income statement effect in the opposite direction of the GDB benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses that reduced net income by $84 million for 2010 and included credit-related write-downs of securities for other-than-temporary impairments (“OTTI”) of $99 million.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment like we did in late 2008 and early 2009, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Increased liquidity in several market segments and improved credit fundamentals (i.e., market improvement and narrowing credit spreads) as of December 31, 2010, compared to December 31, 2009, have resulted in the $1.3 billion decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of December 31, 2010.

Industry Trends

We continue to be influenced by a variety of trends that affect the industry.

Financial Environment

The level of long-term interest rates and the shape of the yield curve can have a negative effect on the demand for and the profitability of spread-based products such as fixed annuities and UL.  A flat or inverted yield curve and low long-term interest rates will be a concern if new money rates on corporate bonds are lower than our overall life insurer investment portfolio yields.  Equity market performance can also affect the profitability of life insurers, as product demand and fee revenue from variable annuities and fee revenue from pension products tied to separate account balances often reflect equity market performance.  A steady economy is important as it provides for continuing demand for insurance and investment-type products.  Insurance premium growth, with respect to group life and disability products, for example, is closely tied to employers’ total payroll growth.  Additionally, the potential market for these products is expanded by new business creation.

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

Regulatory Changes

The insurance industry is regulated at the state level, with some products and services also subject to federal regulation.  As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry.  Regulations recently adopted or currently under review, such as the Dodd-Frank Act, can potentially affect the capital requirements of the industry and result in increased regulation and oversight for the industry.  In addition, changes in GAAP, including moving to IFRS, as well as the methodologies, estimations and assumptions thereunder, may result in unanticipated changes to our net income.  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

Issues and Outlook

Going into 2011, significant issues include:

•	Decrease of interest rates;
•
Continuation of unfavorable non-medical loss ratios in our Insurance Solutions – Group Protection segment, attributable primarily to unfavorable disability incidence, which affected our main products (long-term disability, short-term disability and life waiver of premium);

•	Implementation of new accounting requirements in 2012 that could have a significant effect on our earnings and/or business model;
•
Continuing focus by the government on tax, financial and health care reform including potential changes in the dividends-received deduction (“DRD”) calculations, which may affect the value and profitability of our products and overall earnings;

•
Achieving continued sales success with our portfolio of products, including marketplace acceptance of new product introductions, as well as retaining management and wholesaler talent to maintain our competitive position;

•	Potential unstable credit markets that can affect our financing alternatives, spreads and other-than-temporary securities impairments;
•	Potential volatile equity markets that have a significant effect on our hedge program performance and revenues; and
•	Continuation of economic challenges.

In the face of these issues and potential issues, we expect to focus on the following throughout 2011:

•	Taking appropriate crediting rate actions;
•	Managing the effects of our loss ratio results, including focusing on the increase in incidence through claims risk management;
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

DAC, VOBA, DSI and DFEL

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force.  Our accounting policies for DAC, VOBA, DSI and DFEL affect the Retirement Solutions – Annuities, Retirement Solutions – Defined Contribution, Insurance Solutions – Life Insurance and Insurance Solutions – Group Protection segments.

Deferrable acquisition costs for variable annuity and deferred fixed annuity contracts and UL and VUL policies are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts.  Broker commissions or broker-dealer expenses, which vary with and are related to sales of mutual fund products, respectively, are expensed as incurred.  For our traditional products, we amortized deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

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

Deferrable acquisition costs are those costs that vary with and are related primarily to new or renewal business.  These costs include commissions, general and administrative expenses and taxes, licenses and fees that are primarily related to new business volume.  For example, salaries of certain employees involved in the underwriting and policy issue functions and medical and inspection fees that are primarily related to new business volume are considered deferrable acquisition costs.  During the twelve months ended December 31, 2010, our deferrable general and administrative expenses were approximately $475 million.  However, we classify expenses associated with the new business functions that do not vary with, or primarily relate to, the securing of new or renewal policies as non-deferrable acquisition costs.  Non-deferrable acquisition costs are often developmental in nature, including training and recruiting, home office sales administration, marketing communications and product development.  In addition, acquisition costs that generally vary in relation to the level of premiums or in force, such as trail commissions, are recurring in nature, or tend to be incurred in a level amount from period to period are also considered non-deferrable.  Acquisition expenses identified as non-deferrable are charged to expenses in the period incurred.  Deferred expenses are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period.  In addition, we defer costs associated with DSI and revenues associated with DFEL.  DSI is included within other assets on our Consolidated Balance Sheets and, when amortized, increases interest credited and reduces income.  DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases insurance fees on our Consolidated Statements of Income (Loss).  For a discussion of the periods over which we amortize our DAC, VOBA, DSI and DFEL see “DAC, VOBA, DSI and DFEL” in Note 1.

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2010, were as follows:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group
	Annuities	Contribution	Insurance	Protection	Total
DAC and VOBA
Gross	$2,730	$517	$6,831	$175	$10,253
Unrealized (gain) loss	(479)	(157)	(687)	-	(1,323)
Carrying value	$2,251	$360	$6,144	$175	$8,930

DSI
Gross	$325	$2	$-	$-	$327
Unrealized (gain) loss	(41)	-	-	-	(41)
Carrying value	$284	$2	$-	$-	$286

DFEL
Gross	$227	$-	$1,451	$-	$1,678
Unrealized (gain) loss	(5)	-	(171)	-	(176)
Carrying value	$222	$-	$1,280	$-	$1,502

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

Unlocking

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the effect of the difference between future EGPs used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may have prospective unlocking in other quarters as we become aware of information that warrants updating prospective assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our expectations of future EGPs.

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

We amortize DAC, VOBA, DSI and DFEL in proportion to our EGPs for interest-sensitive products.  When actual gross profits are higher in the period than expected, we recognize more amortization than planned.  When actual gross profits are lower in the period than expected, we recognize less amortization than planned.  In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are negative, our actuarial process limits, or floors, the amortization expense offset to zero.

For illustrative purposes, the following presents the hypothetical effects to EGPs and DAC (1) amortization attributable to changes in assumptions from those our model projections assume (i.e., prospective unlocking), assuming all other factors remain constant:

Hypothetical
	Hypothetical	Impact to
Actual Experience Differs	Impact to	Net Income
From Those Our Model	Net Income	for DAC (1)
Projections Assume	for EGPs	Amortization	Description of Expected Impact
Higher equity markets	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves.

Lower equity markets	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves.

Higher investment margins	Favorable	Favorable	Increase to interest rate spread on our fixed product
line, including fixed portion of variable.

Lower investment margins	Unfavorable	Unfavorable	Decrease to interest rate spread on our fixed product
line, including fixed portion of variable.

Higher credit losses	Unfavorable	Unfavorable	Decrease to realized gains on investments.

Lower credit losses	Favorable	Favorable	Increase to realized gains on investments.

Higher lapses	Unfavorable	Unfavorable	Decrease to fee income, partially offset by decrease to
benefits due to shorter contract life.

Lower lapses	Favorable	Favorable	Increase to fee income, partially offset by increase to
benefits due to longer contract life.

Higher death claims	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves due to shorter contract life.

Lower death claims	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves due to longer contract life.

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits.

Details underlying the increase (decrease) to income from continuing operations from prospective unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Insurance fees:
Retirement Solutions - Annuities	$1	$3	$25
Insurance Solutions - Life Insurance	-	20	(13)
Total insurance fees	1	23	12
Realized gain (loss):
Indexed annuity forward-starting option	2	-	-
GLB	33	(173)	118
Total realized gain (loss)	35	(173)	118
Total revenues	36	(150)	130
Interest credited:
Retirement Solutions - Annuities	3	-	37
Total interest credited	3	-	37
Benefits:
Retirement Solutions - Annuities	(3)	7	8
Insurance Solutions - Life Insurance	155	(3)	84
Total benefits	152	4	92
Underwriting, acquisition, insurance and other expenses:
Retirement Solutions - Annuities	(32)	10	303
Retirement Solutions - Defined Contribution	(8)	(8)	39
Insurance Solutions - Life Insurance	(26)	33	(15)
Total underwriting, acquisition, insurance and other expenses	(66)	35	327
Total benefits and expenses	89	39	456
Income (loss) from continuing operations before taxes	(53)	(189)	(326)
Federal income tax expense (benefit)	(18)	(65)	(114)
Income (loss) from continuing operations	$(35)	$(124)	$(212)

The table above includes the effect of completing the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of our Retirement Solutions business.  This conversion was intended to harmonize methods and processes and upgrade a critical platform for our financial reporting and analysis capabilities for these blocks of business.  As part of the conversion process for these blocks of business, we harmonized assumptions and methods of calculations that existed between similar blocks of business within our actuarial models.  During 2010, we recorded after-tax unfavorable prospective unlocking of $20 million and favorable prospective unlocking of $4 million for Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution, respectively, as a result of completing the planned conversion for certain blocks of business.  We are in the process of completing a similar conversion for our Insurance Solutions – Life segment and also have other blocks of Retirement Solutions business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

Reversion to the Mean

Because equity market movements have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets; therefore, significant and sustained changes in equity markets have had and could in the future have an effect on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) business and VUL business.

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

Our long-term separate account growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts.  This variable appreciation rate is before the deduction of our contract fees.  The actual variable appreciation rate in 2008 was significantly lower than the assumed rate with October of 2008 representing the worst returns in 21 years.  The negative returns in the fourth quarter of 2008 resulted in the piercing of the outer corridor in our Retirement Solutions businesses and our Insurance Solutions – Life Insurance segment.  Although the piercing of the outer corridor does not automatically result in a resetting of our RTM assumption, we determined that the significance of  unfavorable equity markets experienced during 2008 and the recessionary economic environment required a prospective unlocking related to RTM in the fourth quarter of 2008.  If unfavorable economic conditions return, additional unlocking of our RTM assumptions could be possible in future periods.  However, if we were to have unlocked our RTM assumption in the corridor as of December 31, 2010, we would have recorded a favorable prospective unlocking of approximately $375 million, pre-tax, for our Retirement Solutions business, and approximately $15 million, pre-tax, for our Insurance Solutions business, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.  Our fourth quarter of 2008 prospective unlocking, which related to RTM and the effect of the volatile capital market conditions on our annuity reserves, reduced income (loss) from continuing operations by $223 million.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually as of October 1.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We are required to perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units, and the results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the reporting unit’s goodwill implied fair value is determined.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.  Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment.
The fair values of our insurance and annuities businesses are comprised of two components:  the value of new business and the value of in-force business.  Factors could cause us to believe our estimated fair value of the total business may be lower than the carrying value and trigger a Step 1 test, but may not require a Step 2 test if the fair value of the reporting unit is greater than its carrying value.  We may also conduct a Step 2 test, but it may not result in goodwill impairment because the implied fair value of goodwill may exceed our carrying amount of goodwill.  The value of our goodwill asset is supported by our value of new business, which is not affected by the same factors as our value of in-force business.

The implied fair value of goodwill is most sensitive to new business production levels and discount rates.  Factors that could affect production levels include mix of new business, customer acceptance of our products and distribution strength.  Recent declines in interest rates have applied downward pressure to the interest rate inputs used in the discount rate calculation.  Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business much more significantly than the valuation of new business.  The effect of interest rate movements on the value of new business is primarily related to the discount rate.

We performed a Step 1 analysis on all of our reporting units including:  Retirement Solutions – Annuities, Retirement Solutions – Defined Contribution, Insurance Solutions – Life Insurance, Insurance Solutions – Group Protection and Media.  All of our reporting units passed the Step 1 analysis, and although Insurance Solutions – Life Insurance carrying value of the net assets was within the estimated fair value range as presented in the table below, we deemed it necessary to validate the carrying value of goodwill through a Step 2 analysis.  Our estimated fair value for Insurance Solutions – Life Insurance declined from prior valuations primarily due to updating our projected interest rate assumptions, which was an expected consequence.  As discussed above, the result of reducing our interest rate assumptions primarily affected the value of in-force business.

Our Step 1 analysis as of October 1, 2010, for Insurance Solutions – Life Insurance utilized primarily a discounted cash flow valuation technique (“income approach”), although limited available market data was also considered.  In determining the estimated fair value of this reporting unit, we considered discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing this reporting unit.  This analysis required us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.

The key assumptions used in the analysis to determine the fair value of the Insurance Solutions – Life Insurance reporting unit as of October 1, 2010, included:

•	New business for 10 years and run-off of cash flows on in-force and new business for the duration of the business;
•	Expense synergies assumption of 25% that would be expected to be realized in a market-participant transaction similar to prior market observable transactions and our prior experience;
•	Updated interest rate assumptions reflecting the low-interest rate environment; and
•	Discount rates ranging from 9.0% to 10.5% that were based on the weighted average cost of capital for this reporting unit adjusted for the risk factors associated with the operations.

For our other reporting units, we performed a Step 1 analysis that included a roll-forward of the estimated fair value of the reporting units from prior discounted cash flow valuations and other valuation assessments.  In this roll-forward, we identified the significant assumptions that affected the estimated fair value, evaluated how the assumptions had changed since the prior evaluation and quantified the approximate effect to the estimated fair value.  The key valuation drivers that were evaluated included:  sales projections, changes in interest rates, changes in equity markets and growth of business in force and account values.  We also updated our estimates of discount rates based upon current market observable inputs.  We used discount rates of 10% for Insurance Solutions – Group Protection and 12.5% for Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution based upon the weighted average cost of capital adjusted for risks associated with their operations.  These discount rates reflected improvement since October 1, 2009, due primarily to significantly lower debt costs and lower equity risk premiums used as inputs into the discount rate calculations.

The following table presents the results of our Step 1 analyses by reporting unit.  To illustrate the effects that changes in valuation assumptions could have on our estimated fair values of our reporting units, we have also included some hypothetical valuation sensitivities to implied fair value (in millions, except where otherwise noted):

	Retirement	Insurance Solutions			Other
	Solutions -	Life		Group	Operations -
	Annuities	Insurance		Protection	Media
Goodwill, carrying value as of October 1, 2010	$440	$2,188		$274	$97

Net assets, including goodwill, as of October 1, 2010:
Carrying value of net assets, including goodwill (1)	$2,910	$8,422		$1,146	$180
Estimated fair value of net assets, including goodwill (in billions) (1)	5.1 - 5.9	8.1 - 8.8		1.2 - 1.4	0.2
Hypothetical estimated reduction in implied fair value attributable to:
100 basis point increase in discount rate (2)	300	900	(3)	200	27
10% decline in forecasted sales and related expenses	67	225		100	N/A
10% decline in equity markets	200	20		N/A	N/A
10% decline in broadcast cash flow	N/A	N/A		N/A	26

(1)	Excludes unrealized balances included in accumulated other comprehensive income as of October 1, 2010.
(2)	Excludes any effect to investment yields that could offset some or all of this effect.
(3)	Approximately $300 million relates to valuation of in-force business and $600 million relates to valuation of new business.

While threats to future profitability can theoretically cause an increase to the discount rate, a drop in the risk-free interest rates will also lower the cost of capital used in calculating the discount rate applied to the business.  Our sensitivity disclosures include estimated effects that changes in valuation assumptions could have on our estimate of our reporting units’ fair value.

In our Step 2 analysis of Insurance Solutions – Life Insurance, we estimated the implied fair value of the reporting unit’s goodwill, including assigning the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of October 1, 2010, and determined there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.  In the Step 2 analysis, we validated that the lower interest yield assumptions primarily affected the fair value of in-force business and had little effect to our fair value estimate for new business, which supports our goodwill asset.

Our stock price was unfavorably affected by economic market conditions and continues to be lower than our book value; however, we currently believe that our stock price is not representative of the underlying fair value of our reporting units due primarily to the following:

•
We believe our stock price continues to be weighed down by concerns about the economic recovery and other concerns about the global economy, the risk of an extended period of low interest rates and the resulting effect that it could have on the earnings and profitability of financial services companies, such as ours; however, we believe that our disclosures, including those in “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates,” demonstrate that the effect of a low interest rate environment on the Company is manageable (see “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rates);

•
We believe our stock price continues to be weighed down by our sensitivity to volatile equity markets primarily related to our variable annuities business; however, we believe the effect of equity market volatility on the Company remains manageable as was demonstrated during the recession;

•	We have experienced improving credit and financial strength ratings since October 1, 2009;
•
We have produced solid sales production results over the past several quarters, and we do not expect future sales will deteriorate materially since our annual evaluation, indicating that the strength of our distribution franchise remains strong;

•	We have not experienced higher impairments on invested assets than assumed in our projections; and
•	The key assumptions used in our estimates of fair value of our reporting units continue to be adequate.

Our stock price trading below book value requires us to evaluate and reassess each reporting period whether or not there is an indicator that would require us to perform an impairment test.  For this reason, we will continue to monitor the current market conditions, and, if they deteriorate, we may need to perform interim goodwill impairment tests in addition to our annual test as of

October 1, 2011.  Subsequent reviews of goodwill could result in impairment of goodwill during 2011.  Factors that could result in impairment include, but are not limited to, the following:

•
Prolonged period of our book value significantly exceeding our market capitalization without evidence of factors that explain why the lower market capitalization is not representative of the underlying fair value of our reporting units;

•	Sales production that fails to meet our sales plan and also results in a lower expectation for future sales levels;
•
Valuations of mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support different conclusions regarding the estimated fair value of our reporting units;

•	Higher than expected impairments of invested assets;
•	Prolonged inability to execute future reinsurance transactions for our life insurance business resulting in higher capital requirements;
•	Deterioration in key assumptions used in our income approach estimates of fair value, such as higher discount rates from higher stock market volatility or widening credit spreads; and
•	Lower earnings projections due to spread compression, lower account values from unfavorable equity markets, which would reduce future earnings expectations.

We performed an interim test of goodwill impairment as of March 31, 2009, in response to the capital markets crisis experienced in early 2009.  All of our reporting units passed the Step 1 analysis, except for Retirement Solutions – Annuities, which required the completion of a Step 2 analysis.  In our Step 2 analysis, we estimated the implied fair value of the reporting unit’s goodwill.  We assigned the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of March 31, 2009.  Based upon our Step 2 analysis, we recorded a goodwill impairment of $600 million for Retirement Solutions – Annuities that was attributable primarily to higher discount rates related to higher debt costs and equity market volatility, deterioration in equity market levels that affected our variable account values and lower annuity sales.

We also completed a Step 2 analysis for Media as of October 1, 2009, as a result of continued deterioration in the radio market.  We have recorded several impairments over the past three years due to declining forecasts for advertising revenues.  Consequently, we recorded goodwill impairment and Federal Communications Commission (“FCC”) license intangible impairment for Media as follows:

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

We use assumptions, estimates and judgments similar to those used for our investments and derivatives in determining the results of operations and financial position of these VIEs.  In addition, we use judgments in concluding whether we are the primary beneficiary of these VIEs.  Specifically, judgment is required in situations where our economic interest in the VIE is significantly greater than our stated power to direct the activities that most significantly affect the economic performance of the VIE.
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

Investment Valuation

Fixed maturity, equity, trading securities and short-term investments, which are reported at fair value on the Consolidated Balance Sheets, represented the majority of our total cash and invested assets.  Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB ASC, we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

•
Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date, except for large holdings subject to “blockage discounts” that are excluded;

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

The following summarizes our investments carried at fair value by pricing source and the Fair Value Measurements and Disclosures Topic of the FASB ASC hierarchy level (in millions):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Priced by third party pricing services	$277	$59,759	$-	$60,036
Priced by independent broker quotations	-	-	2,572	2,572
Priced by matrices	-	8,334	-	8,334
Priced by other methods (1)	-	-	1,541	1,541
Total	$277	$68,093	$4,113	$72,483

Percent of total	0%	94%	6%	100%

(1)	Represents primarily securities for which pricing models were used to compute the fair values.

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

Level 3 assets include fixed maturity securities priced principally through independent broker quotes or market standard valuation methodologies.  This level consists of less liquid fixed maturity securities with very limited trading activity or where less price transparency exists around the inputs to the valuation methodologies including:  U.S. and foreign corporate securities (including below investment grade private placements); residential mortgage-backed securities; asset-backed securities; and other fixed maturity securities such as structured securities.  Equity securities classified as Level 3 securities consist principally of common stock of privately held companies and non-redeemable preferred stock where there has been very limited trading activity or where less price transparency exists around the inputs to the valuation.  For the categories and associated fair value of our available-for-sale fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2010 and 2009, see Notes 1 and 22.

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

Changes in our investments carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in our portfolio mix and increases and decreases in fair values as a result of those classifications.  During 2010, there were no material changes in investments classified as Level 3 of the fair value hierarchy.  For further detail, see Note 22.

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

After evaluating all factors and considering the significance and relevance of each factor, the reporting entity shall use its judgment in determining whether there has been a significant decrease in the volume and level of activity for the asset when the market for that asset is not active.  The factors should be considered in relation to the normal market activity for the asset.  As of December 31, 2010, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

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

As of December 31, 2010, we only obtained multiple prices for 41 available-for-sale and trading securities.  These multiple prices were primarily related to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.

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

Broker-quoted securities are adjusted based solely on receipt of updated quotes from market makers or broker-dealers recognized as market participants.  Generally, the price for a security on this list is based on a quote from a single broker or market maker.  As of December 31, 2010, we used broker quotes for 137 securities as our final price source, representing less than 3% of total securities owned.

Valuation of Alternative Investments

Recognition of investment income on alternative investments is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners, as our venture capital, real estate and oil and gas portfolios are generally reported to us on a three-month delay, and our hedge funds are reported to us on a one-month delay.  In addition, the effect of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the first or second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar year period may not include the complete effect of the change in the underlying net assets for the partnership for that calendar year period.

Annually, typically during the first or second quarter, we obtain audited financial statements for our alternative investment partnerships for the preceding calendar year and recognize adjustments to the extent that the audited equity of the investee differs from the equity used for reporting in prior quarters.  Recorded audit adjustments affect our investment income on alternative investments in the period that the adjustments are recorded.

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

We recognized an OTTI loss of $156 million during 2010, of which $99 million was recognized in net income (loss) on our Consolidated Statements of Income (Loss) related to credit losses and $57 million was recognized in OCI on our Consolidated Statements of Stockholders’ Equity related to noncredit losses, respectively.  For additional details, see “Consolidated Investments” below and Notes 2 and 5.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an OTTI of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the FASB ASC.

Based on our evaluation of securities with an unrealized loss as of December 31, 2010, we do not believe that any additional OTTI, other than those already reflected in the financial statements, are necessary.  As of December 31, 2010, there were available-for-sale securities with gross unrealized losses totaling $1.4 billion, pre-tax, and prior to the effect of DAC, VOBA, DSI and other contract holder funds.

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

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of December 31, 2010, contain industry standard terms.  Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” Note 1 and Note 6.

We measure our derivative instruments at fair value, which fluctuates from period to period due to the volatility of the inputs some of which are significantly affected by economic conditions.  The effect to revenue is reported in realized gain (loss) and such amount along with the associated federal income taxes is excluded from income (loss) from operations of our segments.  Subsequent to the adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC, we did not make any material changes to valuation techniques or models used to determine the fair value of the liabilities we carry at fair value.  As part of our on-going valuation process, we assess the reasonableness of all our valuation techniques or models and make adjustments as necessary.

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

	As of December 31, 2010
				Total
				Fair
	Level 1	Level 2	Level 3	Value
Future contract benefits (embedded derivatives)	0%	0%	100%	100%

Changes of our future contract benefits carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in mix and increases and decreases in fair values as a result of those classifications.  During 2010, there were no material changes in future contract benefits classified as Level 3 of the fair value hierarchy.  For more information, see Notes 1 and 22.

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

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-

based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  As of December 31, 2010, the fair values of the embedded derivative reserves, before adjustment for the required NPR factors, for the GWB feature, the i4LIFE® Advantage GIB feature and the 4LATER® Advantage GIB feature were $134 million, $123 million and $132 million, respectively.  See “Realized Gain (Loss) – Operating Realized Gain (Loss) – GLB” for information on how we determine our NPR.

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

As of December 31, 2010, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $1.0 billion.  As of December 31, 2010, the sum of all GLB liabilities at fair value, excluding the NPR adjustment, and GDB reserves was $457 million, comprised of $413 million for GLB liabilities and $44 million for the GDB reserves.  The fair value of the hedge assets exceeded the estimated liabilities by $544 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 44% of our variable annuity account values contain a GWB rider as of December 31, 2010.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of December 31, 2010, and December 31, 2009, 35% and 53% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of December 31, 2010, and December 31, 2009, was $1.1 billion and $2.1 billion, respectively.  Our exposure before reinsurance for these same periods was $1.2 billion and $2.4 billion, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $1.1 billion, net of reinsurance.  Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GWB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte Carlo simulations resulting in over 10 million scenarios are utilized to value the entire block of guarantees.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our GLB and GDB hedging results, see our discussion in “Realized Gain (Loss)” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of retrospective or prospective unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of January 13, 2011, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
	$(41)	$(9)	$(2)	$(3)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
	$(6)	$(2)	$(2)	$(7)

Implied Volatilities	-4%	-2%	2%	4%
	$(9)	$(4)	$-	$-

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Impact to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(4)
Scenario 2	-10%	-25.0 bps	+2%	(19)
Scenario 3	-20%	-50.0 bps	+4%	(87)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of January 13, 2011, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

We utilize a delta hedging strategy for variable annuity products with a GDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets.  The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of equity market driven changes in the reserve for GDB contracts subject to the hedging strategy.  Because the GDB reserves are based upon projected long-term equity market return assumptions, and because the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GDB reserves and the hedging contracts may not exactly offset each other.  Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GDB exposure in order to mitigate the risk associated with falling equity markets.  Account balances covered in this hedging program represent approximately 94% of total account balances for variable annuities with a guaranteed death benefit other than account value at time of death.  As of December 31, 2010, the GDB reserves were $44 million.

For information on our GDB hedging results, see our discussion in “Realized Gain (Loss)” below.

UL and VUL Products with Secondary Guarantees

We issue UL and VUL contracts where we contractually guarantee to the contractholder a secondary guarantee.  The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.  The reserves related to UL and VUL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above.  The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts.  For example, our change in secondary guarantee reserves, excluding unlocking, increased 27% from 2009 to 2010 due primarily to growth in our business.  For more discussion, see “Results of Insurance Solutions – Insurance Solutions – Life Insurance.”

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

Because of ongoing uncertainty related to the personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheets as of December 31, 2010, may ultimately prove to be either excessive or deficient.  For instance, in the event that future developments indicate that these reserves should be increased, we would record a current period non-cash charge to record the increase in reserves.  Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re.  However, we would not take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change.  Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change.  Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business.  No cash would be transferred between Swiss Re and us as a result of these developments.

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

The following presents our estimates of the hypothetical effect to net income (in millions) for the year ended December 31, 2010, associated with sensitivities related to these significant assumptions:

		U.S.
		Other
	U.S.	Post-
	Pension	retirement
	Plans	Benefits
The Effect of Changes in the Rate of Return on Plan Assets
Increase (decrease) by 100 basis points	$5	$-

The Effect of Changes in the Discount Rate on Plan Benefit Obligations
Increase (decrease) by 100 basis points	74	9

The Effect of Changes in the Discount Rate on Net Periodic Benefit Expense
Increase (decrease) by 100 basis points	5	1

Due to the equity market recovery experienced during 2010 and decline in interest rates, partially offset by a decrease in our discount rate assumption on benefit obligations for 2011, we expect the U.S. net periodic pension benefit expense in 2011 will be lower than what was experienced in 2010.  To illustrate the potential effect, the following provides our actual expense for 2009 and 2010 and our current assumption for expense (in millions) for 2011 by segment:

	Retirement Solutions		Insurance Solutions
		Defined	Life	Group	Other
	Annuities	Contribution	Insurance	Protection	Operations	Total
2010	$4	$2	$6	$1	$1	$14
2011	1	1	1	-	-	3
Expected decrease from 2010	$(3)	$(1)	$(5)	$(1)	$(1)	$(11)

2009	$11	$7	$12	$7	$1	$38

We retained the Lincoln UK pension plan after the sale of this business, and we expect our related pension expense for 2011 to be approximately $1 million when assuming an average exchange rate of 1.55 pounds sterling to U.S. dollars, which will be reflected within Other Operations.

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

Stock-Based Incentive Compensation

Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield and expected forfeitures.  If any of those assumptions differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period.  See Note 20 for more information on our stock-based incentive compensation plans.

Income Taxes

Management uses certain assumptions and estimates in determining the income taxes payable or refundable for the current year, the deferred income tax liabilities and assets for items recognized differently in its financial statements from amounts shown on its income tax returns, and the federal income tax expense.  Determining these amounts requires analysis and interpretation of current tax laws and regulations.  Management exercises considerable judgment in evaluating the amount and timing of recognition of the resulting income tax liabilities and assets.  These judgments and estimates are re-evaluated on a continual basis as regulatory and business factors change.  Legislative changes to the Internal Revenue Code of 1986, as amended, modification or new regulations, administrative rulings, or court decisions could increase our effective tax rate.

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

Acquisitions and Dispositions

As of August 18, 2009, LNC and its wholly owned subsidiary, Lincoln National Investment Companies, entered into a Purchase and Sale Agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware, our former subsidiary, which provides investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, and we received net of tax proceeds at closing of approximately $405 million.

On October 1, 2009, we completed the previously announced sale of the capital stock of Lincoln National (UK) plc to SLF of Canada UK Limited for net of tax proceeds of $325 million.  We retained Lincoln UK’s pension plan assets and liabilities.  The results of Lincoln National (UK) plc and its subsidiaries comprised the former Lincoln UK segment.  The Lincoln UK segment primarily focused on providing life and retirement income products in the U.K.

Accordingly, we have reported the results of these businesses as discontinued operations on our Consolidated Statements of Income (Loss) and the assets and liabilities, prior to the sale, as held for sale on our Consolidated Balance Sheets for all periods presented.

For information about acquisitions and divestitures, see “Part I – Item 1. Business – Acquisitions and Dispositions” and Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Revenues
Insurance premiums	$2,176	$2,064	$2,018	5%	2%
Insurance fees	3,234	2,922	3,067	11%	-5%
Net investment income	4,541	4,178	4,130	9%	1%
Realized gain (loss):
Total OTTI losses on securities	(240)	(667)	(851)	64%	22%
Portion of loss recognized in OCI	88	275	-	-68%	NM
Net OTTI losses on securities recognized
in earnings	(152)	(392)	(851)	61%	54%
Realized gain (loss), excluding OTTI
losses on securities	75	(754)	316	110%	NM
Total realized gain (loss)	(77)	(1,146)	(535)	93%	NM
Amortization of deferred gain on business
sold through reinsurance	75	76	76	-1%	0%
Other revenues and fees	458	405	468	13%	-13%
Total revenues	10,407	8,499	9,224	22%	-8%
Benefits and Expenses
Interest credited	2,485	2,463	2,502	1%	-2%
Benefits	3,330	2,836	3,059	17%	-7%
Underwriting, acquisition, insurance and
other expenses	3,067	2,794	3,138	10%	-11%
Interest and debt expense	291	197	281	48%	-30%
Impairment of intangibles	-	730	381	-100%	92%
Total benefits and expenses	9,173	9,020	9,361	2%	-4%
Income (loss) from continuing operations
before taxes	1,234	(521)	(137)	NM	NM
Federal income tax expense (benefit)	283	(106)	(127)	NM	17%
Income (loss) from continuing operations	951	(415)	(10)	NM	NM
Income (loss) from discontinued
operations, net of federal income taxes	29	(70)	67	141%	NM
Net income (loss)	$980	$(485)	$57	NM	NM

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,654	$2,301	$2,438	15%	-6%
Defined Contribution	988	926	932	7%	-1%
Total Retirement Solutions	3,642	3,227	3,370	13%	-4%
Insurance Solutions:
Life Insurance	4,590	4,295	4,261	7%	1%
Group Protection	1,831	1,713	1,640	7%	4%
Total Insurance Solutions	6,421	6,008	5,901	7%	2%
Other Operations	487	465	532	5%	-13%
Excluded realized gain (loss), pre-tax	(146)	(1,200)	(573)	88%	NM
Amortization of deferred gain arising from
reserve changes on business sold through
reinsurance, pre-tax	3	3	3	0%	0%
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	-	(4)	(9)	100%	56%
Total revenues	$10,407	$8,499	$9,224	22%	-8%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$484	$353	$193	37%	83%
Defined Contribution	154	133	123	16%	8%
Total Retirement Solutions	638	486	316	31%	54%
Insurance Solutions:
Life Insurance	513	569	541	-10%	5%
Group Protection	72	124	104	-42%	19%
Total Insurance Solutions	585	693	645	-16%	7%
Other Operations	(186)	(237)	(183)	22%	-30%
Excluded realized gain (loss), after-tax	(95)	(780)	(373)	88%	NM
Gain (loss) on early extinguishment of debt, after-tax	(3)	42	-	NM	NM
Income (expense) from reserve changes (net of
related amortization) on business sold through
reinsurance, after-tax	2	2	2	0%	0%
Impairment of intangibles, after-tax	-	(710)	(297)	100%	NM
Benefit ratio unlocking, after-tax	10	89	(120)	-89%	174%
Income (loss) from continuing
operations, after-tax	951	(415)	(10)	NM	NM
Income (loss) from discontinued
operations, after-tax	29	(70)	67	141%	NM
Net income (loss)	$980	$(485)	$57	NM	NM

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Deposits
Retirement Solutions:
Annuities	$10,667	$10,362	$11,730	3%	-12%
Defined Contribution	5,301	4,952	5,547	7%	-11%
Insurance Solutions - Life Insurance	4,934	4,451	4,493	11%	-1%
Total deposits	$20,902	$19,765	$21,770	6%	-9%

Net Flows
Retirement Solutions:
Annuities	$3,555	$3,893	$4,090	-9%	-5%
Defined Contribution	(291)	995	781	NM	27%
Insurance Solutions - Life Insurance	3,057	2,421	2,822	26%	-14%
Total net flows	$6,321	$7,309	$7,693	-14%	-5%

	As of December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Account Values
Retirement Solutions:
Annuities	$84,848	$74,281	$57,455	14%	29%
Defined Contribution	38,824	35,302	28,878	10%	22%
Insurance Solutions - Life Insurance	33,585	31,744	31,753	6%	0%
Total account values	$157,257	$141,327	$118,086	11%	20%

Comparison of 2010 to 2009

Net income increased due primarily to the following:

•
Impairment of goodwill in 2009 of $600 million for Retirement Solutions – Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales, and impairment of goodwill and our FCC license intangible assets in 2009 of $109 million related to our remaining radio clusters attributable primarily to declining results and forecasted advertising revenues:

▪	See “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for additional information on our goodwill impairment; and
▪	These non-cash impairments did not affect our liquidity nor subsequent liquidity;
•
Higher net investment income and relatively flat interest credited, excluding unlocking and the effect of the rescission of the reinsurance agreement with Swiss Re in 2009 on interest credited (discussed in “Results of Other Operations” and Note 14 below), driven primarily by:

▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the third quarter of 2009;

▪
More favorable investment income on alternative investments and surplus and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪	Higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable; and
▪	Actions implemented to reduce interest crediting rates and holding lower cash balances in 2010 that resulted in our portfolio yields not declining as much as our crediting rates;
•
The overall unfavorable GLB net derivatives results, excluding unlocking, during 2009 due primarily to increases in interest rates and our over-hedged position for a period of time in 2009 (see “Realized Gain (Loss)” below for more information on our GLB liability and derivative performance);

•	Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of increases in the equity markets;
•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI due to overall improvement in the credit markets;

•
Income from discontinued operations of $29 million during 2010 as compared to a loss from discontinued operations of $70 million during 2009 related to our former Lincoln UK and Investment Management segments (see “Acquisitions and Dispositions” above and Note 3 for more information on our discontinued operations);

•
The $64 million unfavorable effect from the rescission in the first quarter of 2009 of the reinsurance agreement on certain disability income business sold to Swiss Re and unfavorable adjustments of $33 million in the fourth quarter of 2009 to increase reserves as a result of our review of the adequacy of reserves supporting this business and to write off certain receivables related to the rescission, as discussed in “Results of Other Operations” and Note 14 below;

•
A $35 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during 2010 compared to a $124 million unfavorable prospective unlocking during 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during 2010 was due to a $7 million favorable unlocking from model refinements and a $42 million unfavorable unlocking from assumption changes due primarily to lower investment margins than our model projections assumed and adjustments to secondary guarantee life insurance product reserves, attributable primarily to lowering our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates, as this effect alone represented $114 million unfavorable unlocking within our Life Insurance segment (see “Introduction – Executive Summary – Significant Operational Matters – Interest Rate Risk on Fixed Insurance Businesses” above for more information) and refinements associated with our planned actuarial conversion process where we harmonized assumptions and methods of calculations that existed between similar blocks of business within our actuarial models that resulted in lower lapses than our model projections assumed, partially offset by including an estimate in our models for rider fees related to our annuity products with living benefit guarantees; and

▪
The unfavorable prospective unlocking during 2009 was due to a $6 million unfavorable unlocking from model refinements and a $118 million unfavorable unlocking from assumption changes due primarily to modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves, modifying our fund assumptions, higher maintenance expenses and lower investment spreads than our model projections assumed;

•
The overall unfavorable GDB derivative results, excluding unlocking, during 2009 due primarily to sporadic large movements in rates and equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items (see “Realized Gain (Loss)” below for more information on our GDB derivatives results);

•
A $65 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during 2010, partially offset by a higher DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during 2010, compared to a $36 million unfavorable retrospective unlocking during 2009:

▪	The favorable retrospective unlocking during 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
▪
The higher amortization rate was due primarily to negative gross profits in total for certain cohorts in 2009 for Retirement Solutions – Annuities and the reduction of projected EGPs for Insurance Solutions – Life Insurance, discussed below; and

▪
The unfavorable retrospective unlocking during 2009 was due primarily to the overall performance of our GLB derivative program (see “Realized Gain (Loss)” below for more information on our GLB derivative performance), partially offset by lower lapses and higher equity markets than our model projections assumed; and

•
More favorable realized gains related to certain derivative instruments and trading securities during 2010 attributable primarily to spreads narrowing on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs and our credit default swaps, and gains on our trading securities due to the decline in interest rates.

The increase in net income was partially offset by the following:

•
Higher benefits, excluding the effects of the rescission of the reinsurance agreement with Swiss Re in the 2009 (discussed in “Results of Other Operations” and Note 14 below), due primarily to unfavorable mortality and an increase in secondary guarantee life insurance product reserves from continued growth in the business in our Life Insurance segment and unfavorable claims incidence and termination experience in the long-term disability product line and adverse mortality and morbidity experience on our group life business within our Group Protection segment;

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Settlement of Transamerica litigation matter (see Note 14 for more information);
▪	Higher account value-based trail commissions driven by the effect of favorable equity markets on account values and positive net flows;
▪
An increase in expenses associated with reserve financing supporting our secondary guarantee UL and term business due primarily to higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our continued efforts to reduce the strain of these statutory reserves (see “Results of Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” below for more information); and

▪	Investments in strategic initiatives related to updating information technology and expanding distribution during 2010; partially offset by
▪	Restructuring charges related to expense reduction initiatives in 2009, and lower expenses attributable to our U.S. pension plans in 2010 as compared to the corresponding period in 2009;
•	A $42 million gain associated with the early extinguishment of long-term debt as compared to a $3 million loss in 2010;
•	More favorable tax return true-ups recorded in 2009 than in 2010; and
•	Higher interest and debt expense as a result of higher average balances of outstanding debt in 2010.

Comparison of 2009 to 2008

Net income decreased due primarily to the following:

•
Impairment of goodwill in 2009 of $600 million for Retirement Solutions – Annuities due to continued market volatility, the corresponding increase in discount rates and lower annuity sales, and impairment of goodwill and our FCC license intangible assets in 2009 of $109 million related to our remaining radio clusters during 2009 attributable primarily to declining results and forecasted advertising revenues, compared to a $297 million impairment of goodwill and our FCC license intangible assets during 2008 attributable to declines in advertising revenues for the entire radio market and impairment of our Lincoln UK goodwill due to deterioration in the market:

▪	See “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” above for additional information on our goodwill impairment; and
▪	These non-cash impairments did not affect our liquidity;
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

•
A loss from discontinued operations of $70 million during 2009 as compared to income from discontinued operations of $67 million during 2008 related to our former Lincoln UK and Investment Management segments (see “Acquisitions and Dispositions” above and Note 3 for more information on our discontinued operations);

•	Lower earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of declines in the equity markets;
•
The $64 million unfavorable effect from the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re in the first quarter of 2009 and unfavorable adjustments of $33 million in the fourth quarter of 2009 to increase reserves as a result of our review of the adequacy of reserves supporting this business and to write off certain receivables related to the rescission, as discussed in “Results of Other Operations” and Note 14 below; and

•	The overall unfavorable GDB derivatives results, excluding unlocking, during 2009 due primarily to more favorable equity market performance.

The decrease in net income was partially offset by the following:

•	A decrease in realized losses on our AFS securities attributable primarily to lower OTTI;
•
A $124 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during 2009 compared to a $212 million unfavorable prospective unlocking during 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during 2009 was due to a $6 million unfavorable unlocking from model refinements and a $118 million unfavorable unlocking from assumption changes due primarily to modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves, modifying our fund assumptions, higher maintenance expenses and lower investment spreads than our model projections assumed in 2009; and

▪
The unfavorable prospective unlocking during 2008 was due to a $34 million unfavorable unlocking from model refinements and a $178 million unfavorable unlocking from assumption changes due primarily to significantly unfavorable equity markets in 2008;

•
A $36 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during 2009 compared to a $111 million unfavorable retrospective unlocking during 2008:

▪
The unfavorable retrospective unlocking during 2009 was due primarily to the overall performance of our GLB derivative program (see “Realized Gain (Loss)” below for more information on our GLB derivative performance), partially offset by lower lapses and higher equity markets than our model projections assumed; and

▪	The unfavorable retrospective unlocking during 2008 was due primarily to lower equity markets and premiums received, and higher death claims and expected GDB claims than our model projections assumed;

•	A $42 million gain in 2009 associated with the early extinguishment of long-term debt;
•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows; and
▪	Higher invested assets as a result of issuances of common stock, preferred stock and debt; partially offset by
▪
Less favorable investment income on alternative investments due primarily to a deterioration of the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information on our alternative investments); and

▪	Holding higher cash balances during the recent volatile markets that reduced our portfolio yields for 2009;
•
A reduction in federal income tax expense due primarily to the release of a state income tax liability and favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items;

•
Lower broker-dealer expenses due primarily to lower sales of non-proprietary products, lower interest and debt expense as a result of a decline in interest rates and average balances of outstanding debt in 2009, lower merger expenses as many of our integration efforts related to our acquisition of Jefferson-Pilot have been completed and the implementation of several expense initiatives, partially offset by restructuring charges related to many of these initiatives and higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals; and

•	The $16 million effect of the initial adoption of the Fair Value Measurements and Disclosures Topic of the FASB ASC on January 1, 2008.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Gain (Loss)” below.  In addition, for a discussion of the earnings effect of the equity markets, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”

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

Retirement Solutions – Annuities

Income (Loss) from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Operating Revenues
Insurance premiums (1)	$53	$89	$136	-40%	-35%
Insurance fees	1,098	841	972	31%	-13%
Net investment income	1,119	1,037	972	8%	7%
Operating realized gain (loss)	69	54	38	28%	42%
Other revenues and fees (2)	315	280	320	13%	-13%
Total operating revenues	2,654	2,301	2,438	15%	-6%
Operating Expenses
Interest credited	726	682	704	6%	-3%
Benefits	174	242	215	-28%	13%
Underwriting, acquisition, insurance and other
expenses	1,168	983	1,381	19%	-29%
Total operating expenses	2,068	1,907	2,300	8%	-17%
Income (loss) from operations before taxes	586	394	138	49%	186%
Federal income tax expense (benefit)	102	41	(55)	149%	175%
Income (loss) from operations	$484	$353	$193	37%	83%

(1)	Includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the fourth quarter of 2009;

▪
More favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Holding lower cash balances during 2010 that resulted in our portfolio yields not declining as much as our crediting rates (see discussion in “Additional Information” below);
•
A $21 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during 2010 compared to a $10 million unfavorable prospective unlocking during 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during 2010 was due to assumption changes attributable primarily to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees and lower lapses than our model projections assumed, net of a $20 million unfavorable unlocking for the effect of completing the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business (see discussion in “Additional Information” below); and

▪
The unfavorable prospective unlocking during 2009 was due to assumption changes attributable primarily to higher maintenance expenses partially offset by higher expense assessments than our model projections assumed and modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves;

•
An $81 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during 2010, partially offset by a higher DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during 2010, compared to a $29 million favorable retrospective unlocking during 2009:

▪	The favorable retrospective unlocking during 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
▪	The higher amortization rate during 2010 was due primarily to negative gross profits in total for certain cohorts in 2009 (discussed below); and
▪	The favorable retrospective unlocking during 2009 was due primarily to lower lapses and higher equity markets than our model projections assumed; and
•
Lower benefits from a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets.

The increase in income from operations was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by the effect of favorable equity markets on account values and positive net flows; and
▪	An increase in the allocation of overhead costs to this segment, discussed in “Additional Information” below; and
•	More favorable tax return true-ups recorded in 2009 than in 2010.

Comparison of 2009 to 2008

Income from operations for this segment increased due primarily to the following:

•
A $10 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during 2009 compared to a $210 million unfavorable prospective unlocking during 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during 2009 was due to assumption changes attributable primarily to higher maintenance expenses partially offset by higher expense assessments than our model projections assumed and modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves; and

▪	The unfavorable prospective unlocking during 2008 was due primarily to significantly unfavorable equity markets;
•	Higher net investment income, partially offset by higher interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows;
▪	Crediting rate actions implemented since the third quarter of 2008 that reduced interest crediting rates; and
▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information); partially offset by
▪	Holding higher cash balances during the recent volatile markets that reduced our portfolio yields for 2009 (see discussion in “Additional Information” below); and
•
A higher DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during 2009, partially offset by a $29 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during 2009, compared to a $50 million unfavorable retrospective unlocking during 2008:

▪	The higher amortization rate during 2009 was due primarily to the reduction of projected EGPs for this segment (discussed in “Additional Information” below);
▪	The favorable retrospective unlocking during 2009 was due primarily to lower lapses and higher equity markets than our model projections assumed; and
▪	The unfavorable retrospective unlocking during 2008 was due primarily to lower equity markets than our model projections assumed.

The increase in income from operations was partially offset by the following:

•
An increase in federal income tax expense due primarily to an increase in earnings, partially offset by more favorable tax return true-ups driven by the separate account DRD, foreign tax credit adjustments and other items in 2009;

•	Lower insurance fees driven primarily by lower average daily variable account values due to unfavorable equity markets;
•	Higher benefits due primarily to an increase in the growth in benefit reserves from higher expected GDB benefit payments;
•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account value-based trail commissions driven by positive net flows, partially offset by the effect of unfavorable equity markets on account values;
▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals; and
▪	Higher expenses attributable to our U.S. pension plans; and
•	A less favorable net broker-dealer margin attributable primarily to lower sales of non-proprietary products.

Additional Information

During 2010, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, which we deemed to be the most significant.  As a result, we recorded prospective unlocking during 2010 related to the conversion, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” above.  We have other blocks of business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of the planned conversion of the other blocks of business, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

Prior to the second quarter of 2009, the equity markets unfavorably impacted our average variable account values and the resulting fees earned on these accounts.  Additionally, weaker credit fundamentals negatively impacted our investment margins and increased our realized losses on investments, including OTTI.  As a result, we recorded prospective unlocking during the fourth quarter of 2008 related to our RTM process, as discussed in “Critical Accounting Policies – DAC, VOBA, DSI and DFEL.”  This RTM unlocking that occurred at an equity market trough had the effect of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, which results in higher DAC, VOBA, DSI and DFEL amortization and lower earnings for this segment.

Fixed annuity deposits moderated beginning in the fourth quarter of 2009 and throughout 2010, as customers shifted deposits back into variable annuity products as equity markets improved, and we expect this trend will continue in 2011 with improving economic conditions.

We allocated more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  Additionally, we made strategic investments during 2010 that resulted in higher expenses, and we expect this trend to continue in 2011.

During the volatile markets experienced in late 2008 and early 2009, we implemented a short-term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 20 basis points during 2009.  As we progressed through 2009, we reduced these excess cash balances, thereby increasing our portfolio yields.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during 2010 when compared to 2009, and this trend will continue in 2011.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7%, 8% and 9% for 2010, 2009 and 2008, respectively.

See Note 11 below for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss)” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Insurance Fees
Mortality, expense and other assessments	$1,113	$860	$935	29%	-8%
Surrender charges	37	36	45	3%	-20%
DFEL:
Deferrals	(75)	(56)	(50)	-34%	-12%
Amortization, net of interest:
Prospective unlocking - assumption changes	1	3	25	-67%	-88%
Retrospective unlocking	(1)	2	7	NM	-71%
Amortization, net of interest, excluding
unlocking	23	(4)	10	NM	NM
Total insurance fees	$1,098	$841	$972	31%	-13%

	As of December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Account Values
Variable portion of variable annuities	$64,858	$55,368	$40,925	17%	35%
Fixed portion of variable annuities	3,532	3,999	3,617	-12%	11%
Total variable annuities	68,390	59,367	44,542	15%	33%
Fixed annuities, including indexed	17,420	15,941	14,038	9%	14%
Fixed annuities ceded to reinsurers	(962)	(1,027)	(1,125)	6%	9%
Total fixed annuities	16,458	14,914	12,913	10%	15%
Total account values	$84,848	$74,281	$57,455	14%	29%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Averages
Daily variable account values, excluding
the fixed portion of variable	$58,188	$46,551	$52,111	25%	-11%

Daily S&P 500	1,138.78	947.53	1,220.72	20%	-22%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Flows on Account Values
Variable portion of variable annuity deposits	$5,099	$4,007	$6,690	27%	-40%
Variable portion of variable annuity withdrawals	(5,092)	(4,034)	(4,813)	-26%	16%
Variable portion of variable annuity net flows	7	(27)	1,877	126%	NM
Fixed portion of variable annuity deposits	3,167	3,194	3,433	-1%	-7%
Fixed portion of variable annuity withdrawals	(389)	(493)	(549)	21%	10%
Fixed portion of variable annuity net flows	2,778	2,701	2,884	3%	-6%
Total variable annuity deposits	8,266	7,201	10,123	15%	-29%
Total variable annuity withdrawals	(5,481)	(4,527)	(5,362)	-21%	16%
Total variable annuity net flows	2,785	2,674	4,761	4%	-44%
Fixed indexed annuity deposits	2,027	2,182	1,078	-7%	102%
Fixed indexed annuity withdrawals	(532)	(636)	(441)	16%	-44%
Fixed indexed annuity net flows	1,495	1,546	637	-3%	143%
Other fixed annuity deposits	374	979	529	-62%	85%
Other fixed annuity withdrawals	(1,099)	(1,306)	(1,837)	16%	29%
Other fixed annuity net flows	(725)	(327)	(1,308)	NM	75%
Total annuity deposits	10,667	10,362	11,730	3%	-12%
Total annuity withdrawals	(7,112)	(6,469)	(7,640)	-10%	15%
Total annuity net flows	$3,555	$3,893	$4,090	-9%	-5%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Other Changes to Account Values
Change in market value on variable, excluding the
fixed portion of variable	$6,087	$11,995	$(22,187)	-49%	154%
Transfers to the variable portion of variable
annuity products from the fixed portion of
variable annuity products	3,396	2,475	2,798	37%	-12%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$1,002	$955	$901	5%	6%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	23	5	3	NM	67%
Alternative investments (2)	1	-	(2)	NM	100%
Surplus investments (3)	93	77	67	21%	15%
Broker-dealer	-	-	3	NM	-100%
Total net investment income	$1,119	$1,037	$972	8%	7%

Interest Credited
Amount provided to contract holders	$739	$730	$733	1%	0%
DSI deferrals	(65)	(75)	(95)	13%	21%
Interest credited before DSI amortization	674	655	638	3%	3%
DSI amortization:
Prospective unlocking - assumption changes	3	-	37	NM	-100%
Retrospective unlocking	(7)	(5)	7	-40%	NM
Amortization, excluding unlocking	56	32	22	75%	45%
Total interest credited	$726	$682	$704	6%	-3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2010	2009	2008	2010	2009
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.50%	5.50%	5.79%	(0)	(29)
Commercial mortgage loan prepayment and
bond make whole premiums	0.13%	0.03%	0.02%	10	1
Alternative investments	0.01%	0.00%	-0.01%	1	1
Net investment income yield on reserves	5.64%	5.53%	5.80%	11	(27)
Interest rate credited to contract holders	3.52%	3.77%	3.84%	(25)	(7)
Interest rate spread	2.12%	1.76%	1.96%	36	(20)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Other Information
Average invested assets on reserves	$18,248	$17,363	$15,784	5%	10%
Average fixed account values, including the
fixed portion of variable	20,029	18,249	17,263	10%	6%
Transfers to the fixed portion of variable
annuity products from the variable portion of
variable annuity products	(3,396)	(2,475)	(2,798)	-37%	12%
Net flows for fixed annuities, including the
fixed portion of variable	3,548	3,920	2,213	-9%	77%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions:
Deferrable	$474	$463	$495	2%	-6%
Non-deferrable	223	165	151	35%	9%
General and administrative expenses	337	317	330	6%	-4%
Inter-segment reimbursement associated with reserve
financing and LOC expenses (1)	(1)	1	-	NM	NM
Taxes, licenses and fees	20	20	26	0%	-23%
Total expenses incurred, excluding
broker-dealer	1,053	966	1,002	9%	-4%
DAC deferrals	(624)	(624)	(686)	0%	9%
Total pre-broker-dealer expenses incurred,
excluding amortization, net of interest	429	342	316	25%	8%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(41)	10	303	NM	-97%
Prospective unlocking - model refinements	9	-	-	NM	NM
Retrospective unlocking	(84)	(19)	88	NM	NM
Amortization, net of interest, excluding
unlocking	535	360	343	49%	5%
Broker-dealer expenses incurred	320	290	331	10%	-12%
Total underwriting, acquisition,
insurance and other expenses	$1,168	$983	$1,381	19%	-29%

DAC Deferrals
As a percentage of sales/deposits	5.8%	6.0%	5.8%
(1)
Represents reimbursements to Retirement Solutions – Annuities from the Insurance Solutions – Life Insurance segment for reserve financing, net of expenses incurred by Retirement Solutions – Annuities for its use of LOCs.  The inter-segment amounts are not reported on our Consolidated Statements of Income.

Commissions and other costs that vary with and are related primarily to the production of new business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

The increase in amortization, net of interest, excluding unlocking, when comparing 2010 to 2009, was due to a higher amortization rate from the reduction of projected EGPs for this segment being applied to the higher actual gross profits during 2010 (discussed above in “Additional Information”).

During 2009, we had more unfavorable hedge program performance and securities impairments than our model projections assumed, which resulted in negative gross profits in total for certain cohorts.  As a result, the amortization of DAC, VOBA, DSI and DFEL for those cohorts during 2010 was significantly higher than it was in the previous year.

Retirement Solutions – Defined Contribution

Income (Loss) from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Operating Revenues
Insurance fees	$201	$183	$222	10%	-18%
Net investment income	769	732	695	5%	5%
Other revenues and fees (1)	18	11	15	64%	-27%
Total operating revenues	988	926	932	7%	-1%
Operating Expenses
Interest credited	440	445	430	-1%	3%
Benefits	2	(3)	9	167%	NM
Underwriting, acquisition, insurance and other
expenses	332	301	341	10%	-12%
Total operating expenses	774	743	780	4%	-5%
Income (loss) from operations before taxes	214	183	152	17%	20%
Federal income tax expense (benefit)	60	50	29	20%	72%
Income (loss) from operations	$154	$133	$123	16%	8%

(1)	Consists primarily of mutual fund account program fees for mid-to-large employers.

Comparison of 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the fourth quarter of 2009;
▪	Crediting rate actions implemented after the fourth quarter of 2009 that reduced interest crediting rates;
▪
More favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Holding lower cash balances during 2010 that resulted in our portfolio yields not declining as much as our crediting rates (see discussion in “Additional Information” below);
•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates;

•
A lower DAC, VOBA and DSI amortization rate, net of interest and excluding unlocking, during 2010 partially offset by a $3 million unfavorable retrospective unlocking of DAC, VOBA and DSI, compared to a $1 million unfavorable retrospective unlocking during 2009:

▪	The lower amortization rate during 2010 was due primarily to an overall shift in business mix towards products with lower deferrable expense rates for this segment;
▪
The unfavorable retrospective unlocking during 2010 was due primarily to higher lapses than our model projections assumed, partially offset by higher equity markets than our model projections assumed; and

▪	The unfavorable retrospective unlocking during 2009 was due primarily to higher lapses and maintenance expenses and lower equity markets than our model projections assumed; and
•
A $5 million favorable prospective unlocking of DAC, VOBA, DSI during 2010 compared to a $5 million favorable prospective unlocking during 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during 2010 was due primarily to the effect of completing the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business (see discussion in “Additional Information” below); and

▪
The favorable prospective unlocking during 2009 was due to assumption changes attributable primarily to a compensation-related change in our wholesaling distribution organization that lowered deferrals as a percentage of total expenses incurred and lower maintenance expenses than our model projections assumed.

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to:

•	Investments in strategic initiatives related to updating information technology and expanding distribution in 2010, as discussed in “Additional Information” below; and
•	Higher account value-based trail commissions driven by the effect of higher equity markets on account values.

Comparison of 2009 to 2008

Income from operations for this segment increased due primarily to the following:

•
A $5 million favorable prospective unlocking of DAC, VOBA and DSI during 2009 compared to a $26 million unfavorable prospective unlocking during 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during 2009 was due to assumption changes attributable primarily to a compensation-related change in our wholesaling distribution organization that lowered deferrals as a percentage of total expenses incurred and lower maintenance expenses than our model projections assumed; and

▪	The unfavorable prospective unlocking during 2008 was due primarily to significantly unfavorable equity markets;
•	Higher net investment income, partially offset by higher interest credited, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the third quarter of 2008;
▪	Crediting rate actions implemented during the third quarter of 2009 that reduced interest crediting rates; and
▪
More favorable investment income on surplus and alternative investments due to the improvement in the capital markets (see “Consolidated Investments – Alternative Investments” below for additional information); partially offset by

▪	Holding higher cash balances during the recent volatile markets that reduced our portfolio yields for 2009 (see discussion in “Additional Information” below);
•	A $1 million unfavorable retrospective unlocking of DAC, VOBA and DSI during 2009 compared to a $9 million unfavorable retrospective unlocking during 2008:
▪	The unfavorable retrospective unlocking during 2009 was due primarily to higher lapses and maintenance expenses and lower equity markets than our model projections assumed; and
▪	The unfavorable retrospective unlocking during 2008 was due primarily to higher lapses, maintenance expenses and future GDB claims than our model projections assumed; and
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
•
Higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to higher expenses attributable to our U.S. pension plans and higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals.

Additional Information

During 2010, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, which we deemed to be the most significant.  As a result, we recorded prospective unlocking during 2010 related to the conversion, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL.”  We have other blocks of business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of the planned conversion of the other blocks of business, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

During 2010, we partnered with a leading provider of retirement recordkeeping services to enhance our retirement plan offerings.  We expect to continue making strategic investments during 2011 to improve our infrastructure and product offerings that will also result in higher expenses.  In addition, we allocated more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during 2010 when compared to 2009, and this trend will continue in 2011.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

During the volatile markets experienced in late 2008 and early 2009, we implemented a short-term liquidity strategy of maintaining higher cash balances that reduced our portfolio yields by 13 basis points during 2009.  As we progressed through 2009, we reduced these excess cash balances, thereby increasing our portfolio yields.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 14%, 12% and 13% for 2010, 2009 and 2008, respectively.  Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 42%, 45% and 50% for 2010, 2009 and 2008, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

Our net flows were negative for the year ended December 31, 2010, due primarily to the lapse of certain large cases during the second half of 2010 with total account values of approximately $800 million.

See Note 11 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Insurance Fees
Annuity expense assessments	$172	$157	$197	10%	-20%
Mutual fund fees	26	22	19	18%	16%
Total expense assessments	198	179	216	11%	-17%
Surrender charges	3	4	6	-25%	-33%
Total insurance fees	$201	$183	$222	10%	-18%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Averages
Daily variable annuity account values, excluding the
fixed portion of variable	$12,930	$11,315	$14,935	14%	-24%

Daily S&P 500	1,138.78	947.53	1,220.72	20%	-22%

	As of December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Account Values
Variable portion of variable annuities	$13,927	$12,953	$10,588	8%	22%
Fixed portion of variable annuities	6,150	6,107	6,037	1%	1%
Total variable annuities	20,077	19,060	16,625	5%	15%
Fixed annuities	6,629	6,139	5,601	8%	10%
Total annuities	26,706	25,199	22,226	6%	13%
Mutual funds (1)	12,118	10,103	6,652	20%	52%
Total annuities and mutual funds	$38,824	$35,302	$28,878	10%	22%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-year	$5,863	$4,888	$7,798	20%	-37%
Gross deposits	1,242	1,157	1,531	7%	-24%
Withdrawals and deaths	(1,377)	(1,273)	(1,740)	-8%	27%
Net flows	(135)	(116)	(209)	-16%	44%
Transfers between fixed and variable accounts	4	(2)	(8)	300%	75%
Inter-product transfer (1)	-	-	(653)	NM	100%
Investment increase and change in market value	664	1,093	(2,040)	-39%	154%
Balance as of end-of-year	$6,396	$5,863	$4,888	9%	20%

Total Mid – Large Segment:
Balance as of beginning-of-year	$13,653	$9,540	$9,463	43%	1%
Gross deposits	3,308	2,954	2,933	12%	1%
Withdrawals and deaths	(2,558)	(1,110)	(871)	NM	-27%
Net flows	750	1,844	2,062	-59%	-11%
Transfers between fixed and variable accounts	16	12	(55)	33%	122%
Inter-product transfer (1)	-	-	653	NM	-100%
Other (2)	186	-	-	NM	NM
Investment increase and change in market value	1,602	2,257	(2,583)	-29%	187%
Balance as of end-of-year	$16,207	$13,653	$9,540	19%	43%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$15,786	$14,450	$18,797	9%	-23%
Gross deposits	751	841	1,083	-11%	-22%
Withdrawals and deaths	(1,657)	(1,574)	(2,155)	-5%	27%
Net flows	(906)	(733)	(1,072)	-24%	32%
Transfers between fixed and variable accounts	-	(1)	(2)	100%	50%
Inter-segment transfer	-	-	295	NM	-100%
Investment increase and change in market value	1,341	2,070	(3,568)	-35%	158%
Balance as of end-of-year	$16,221	$15,786	$14,450	3%	9%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$35,302	$28,878	$36,058	22%	-20%
Gross deposits	5,301	4,952	5,547	7%	-11%
Withdrawals and deaths	(5,592)	(3,957)	(4,766)	-41%	17%
Net flows	(291)	995	781	NM	27%
Transfers between fixed and variable accounts	20	9	(65)	122%	114%
Inter-segment transfer	-	-	295	NM	-100%
Other (2)	186	-	-	NM	NM
Investment increase and change in market value	3,607	5,420	(8,191)	-33%	166%
Balance as of end-of-year (3)	$38,824	$35,302	$28,878	10%	22%

(1)	On September 30, 2008, there was a transfer relating to the Lincoln Employee 401(k) Plan from LINCOLN DIRECTORSM to LINCOLN ALLIANCE®.
(2)
Represents LINCOLN ALLIANCE® program assets held by a third-party trustee that were not previously included in the account value roll forward.  Effective January 1, 2010, all such LINCOLN ALLIANCE® program activity was included in the account value roll forward.

(3)
Includes mutual fund account values and other third-party trustee-held assets as mentioned in footnote two.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Flows on Account Values
Variable portion of variable annuity deposits	$1,614	$1,586	$2,170	2%	-27%
Variable portion of variable annuity withdrawals	(2,158)	(1,888)	(2,708)	-14%	30%
Variable portion of variable annuity net flows	(544)	(302)	(538)	-80%	44%
Fixed portion of variable annuity deposits	315	331	369	-5%	-10%
Fixed portion of variable annuity withdrawals	(669)	(737)	(991)	9%	26%
Fixed portion of variable annuity net flows	(354)	(406)	(622)	13%	35%
Total variable annuity deposits	1,929	1,917	2,539	1%	-24%
Total variable annuity withdrawals	(2,827)	(2,625)	(3,699)	-8%	29%
Total variable annuity net flows	(898)	(708)	(1,160)	-27%	39%
Fixed annuity deposits	1,017	1,011	812	1%	25%
Fixed annuity withdrawals	(1,010)	(667)	(557)	-51%	-20%
Fixed annuity net flows	7	344	255	-98%	35%
Total annuity deposits	2,946	2,928	3,351	1%	-13%
Total annuity withdrawals	(3,837)	(3,292)	(4,256)	-17%	23%
Total annuity net flows	(891)	(364)	(905)	NM	60%
Mutual fund deposits	2,355	2,024	2,196	16%	-8%
Mutual fund withdrawals	(1,755)	(665)	(510)	NM	-30%
Mutual fund net flows	600	1,359	1,686	-56%	-19%
Total annuity and mutual fund deposits	5,301	4,952	5,547	7%	-11%
Total annuity and mutual fund
withdrawals	(5,592)	(3,957)	(4,766)	-41%	17%
Total annuity and mutual fund
net flows	$(291)	$995	$781	NM	27%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Other Changes to Account Values
Change in market value on variable, excluding the
fixed portion of variable	$1,687	$2,843	$(5,942)	-41%	148%
Transfers to the variable portion of variable
annuity products from the fixed portion of
variable annuity products	(169)	(176)	(461)	4%	62%

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

Our net flows were negative for the year ended December 31, 2010, due primarily to the lapse of certain large cases during the second half of 2010 with total account values of approximately $800 million.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$705	$681	$655	4%	4%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	9	5	7	80%	-29%
Alternative investments (2)	3	1	(6)	200%	117%
Surplus investments (3)	52	45	39	16%	15%
Total net investment income	$769	$732	$695	5%	5%

Interest Credited	$440	$445	$430	-1%	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2010	2009	2008	2010	2009
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.70%	5.76%	5.89%	(6)	(13)
Commercial mortgage loan prepayment and
bond makewhole premiums	0.08%	0.04%	0.06%	4	(2)
Alternative investments	0.02%	0.01%	-0.05%	1	6
Net investment income yield on reserves	5.80%	5.81%	5.90%	(1)	(9)
Interest rate credited to contract holders	3.49%	3.70%	3.79%	(21)	(9)
Interest rate spread	2.31%	2.11%	2.11%	20	-

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Other Information
Average invested assets on reserves	$12,360	$11,815	$11,113	5%	6%
Average fixed account values, including the
fixed portion of variable	12,580	12,024	11,330	5%	6%
Transfers to the fixed portion of variable
annuity products from the variable portion of
variable annuity products	169	176	461	-4%	-62%
Net flows for fixed annuities, including the
fixed portion of variable	(347)	(62)	(367)	NM	83%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions:
Deferrable	$27	$28	$37	-4%	-24%
Non-deferrable	38	36	35	6%	3%
General and administrative expenses	242	221	220	10%	0%
Taxes, licenses and fees	13	12	13	8%	-8%
Total expenses incurred	320	297	305	8%	-3%
DAC deferrals	(67)	(69)	(94)	3%	27%
Total expenses recognized before
amortization	253	228	211	11%	8%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	(16)	(8)	39	-100%	NM
Prospective unlocking - model refinements	8	-	-	NM	NM
Retrospective unlocking	4	2	14	100%	-86%
Amortization, net of interest, excluding
unlocking	83	79	77	5%	3%
Total underwriting, acquisition, insurance
and other expenses	$332	$301	$341	10%	-12%

DAC Deferrals
As a percentage of annuity sales/deposits	2.3%	2.4%	2.8%

Commissions and other costs that vary with and are related primarily to the sale of annuity contracts are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as incurred.

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

Insurance Solutions – Life Insurance

Income (Loss) from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Operating Revenues
Insurance premiums	$439	$392	$360	12%	9%
Insurance fees	1,934	1,901	1,880	2%	1%
Net investment income	2,186	1,975	1,988	11%	-1%
Other revenues and fees	31	27	33	15%	-18%
Total operating revenues	4,590	4,295	4,261	7%	1%
Operating Expenses
Interest credited	1,198	1,184	1,202	1%	-1%
Benefits	1,735	1,374	1,372	26%	0%
Underwriting, acquisition, insurance and other
expenses	908	923	879	-2%	5%
Total operating expenses	3,841	3,481	3,453	10%	1%
Income (loss) from operations before taxes	749	814	808	-8%	1%
Federal income tax expense (benefit)	236	245	267	-4%	-8%
Income (loss) from operations	$513	$569	$541	-10%	5%

Comparison of 2010 to 2009

Income from operations for this segment decreased due primarily to the following:

•
An $83 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves during 2010 compared to a $7 million unfavorable prospective unlocking during 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during 2010 was due to a $101 million unfavorable unlocking from assumption changes due primarily to adjustments to secondary guarantee life insurance product reserves and lower investment margins, attributable primarily to lowering our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time, as this effect alone represented $114 million unfavorable unlocking (see “Additional Information” below), partially offset by lower death claims and lapses than our model projections assumed, net of an $18 million favorable unlocking from model refinements; and

▪
The unfavorable prospective unlocking during 2009 was due to assumption changes attributable primarily to lower investment margins and higher expenses, death claims and lapses than our model projections assumed;

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
•
A higher DAC, VOBA and DFEL amortization rate, net of interest, excluding unlocking, during 2010, partially offset by a $3 million unfavorable retrospective unlocking of DAC, VOBA and DFEL during 2010, compared to an $18 million unfavorable retrospective unlocking during 2009:

▪	The higher amortization rate during 2010 was due primarily to the reduction of projected EGPs for this segment (discussed in “Additional Information” below);

▪
The unfavorable retrospective unlocking during 2010 was due primarily to lower premiums received and higher death claims than our model projections assumed, partially offset by lower lapses and expenses than our model projections assumed; and

▪
The unfavorable retrospective unlocking during 2009 was due primarily to lower premiums received and investment income on alternative investments and prepayment and bond makewhole premiums than our model projections assumed, partially offset by lower death claims and lapses than our model projections assumed; and

•
An increase in expenses associated with reserve financing supporting our secondary guarantee UL and term business due primarily to higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our continued efforts to reduce the strain of these statutory reserves (see “Strategies to Address Statutory Reserve Strain” below for more information).

The decrease in income from operations was partially offset by the following:

•	Higher net investment income and relatively flat interest credited attributable primarily to:
▪
More favorable investment income on surplus and alternative investments and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);

▪	Growth in business in force; and
▪	Actions implemented to reduce interest crediting rates, discussed in “Additional Information” below.

Comparison of 2009 to 2008

Income from operations for this segment increased due primarily to the following:

•
A $7 million unfavorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves during 2009 compared to a $53 million unfavorable prospective unlocking during 2008 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪	The unfavorable prospective unlocking during 2009 was due primarily to lower investment margins and higher expenses, death claims and lapses than our model projections assumed; and
▪
The unfavorable prospective unlocking during 2008 was due to a $34 million unfavorable unlocking from model refinements and a $19 million unfavorable unlocking from assumption changes due primarily to the effect of significantly unfavorable equity markets on our VUL block of business, partially offset by adjustments to secondary guarantee life insurance product reserves;

•	Growth in business in force; and
•	A reduction in federal income tax expense due primarily to favorable tax return true-ups in the first quarter of 2009.

The increase in income from operations was partially offset by the following:

•	Lower net investment income due primarily to unfavorable results from our alternative investments (see “Consolidated Investments – Alternative Investments” below for more information);
•
The inter-company reinsurance arrangement effective December 31, 2008, discussed below, which resulted in a reduction in net investment income and an increase in underwriting, acquisition, insurance and other expenses; and

•
The transfer of a closed block of life insurance policies to a third party, discussed below, which resulted in reductions in insurance fees, net investment income, interest credited, benefits and underwriting, acquisition, insurance and other expenses.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Products containing secondary guarantees require reserves calculated under Actuarial Guideline 38, or The Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”).  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed further below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions with long-term structured solutions.  Recently, we introduced new secondary guarantee UL products that are more capital efficient, reducing our dependency on such reinsurance solutions.

Included in the LOCs issued as of December 31, 2010, as discussed in Note 13 and reported in the credit facilities table below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.9 billion of LOCs available to support inter-company reinsurance arrangements, of which approximately $1.1 billion was available for UL business with secondary guarantees and approximately $800 million was available for term business.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” for further information on XXX reserves.  Our expenses associated with reserve financing are separately reflected in the underwriting, acquisition, insurance and other expenses table below.  We expect these expenses will approximately double in 2011 as compared to the level we experienced in 2010 as a result of higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our expectation to execute additional reserve financing arrangements.

Effective December 31, 2010, we completed a private placement transaction with a non-affiliated entity that replaced the use of $500 million in LOCs supporting UL business with secondary guarantees with a 30-year structured solution.  Additionally, during the second quarter of 2010, we replaced credit facilities that were to mature in the first quarter of 2011 and completed a $500 million 30-year senior notes offering, the proceeds of which were used to execute a long-term structured solution supporting UL business with secondary guarantees that was effective July 1, 2010.

As of December 31, 2010, we released approximately $230 million of capital that had previously supported statutory reserves related to our term products as a result of executing on an inter-company reinsurance arrangement.  This reduction in capital lowered the level of invested assets required to support the reserves of this business, which we transferred to Other Operations where we maintain capital not allocated to our businesses.  The cost of the LOCs supporting this business together with the effect of lower net investment income associated with assets shifting from backing reserves in this segment to surplus in Other Operations will reduce this segment’s quarterly income from operations by approximately $3 million; $2 million of which is a shift to Other Operations due to the transfer of invested assets.

As of December 31, 2009, we released approximately $400 million of capital that had previously supported statutory reserves related to our term products as a result of executing on an LOC transaction with a third party to support an inter-company  reinsurance arrangement.  As part of this transaction, we entered into a $550 million 10-year LOC facility related to this business.  For more information on this transaction, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities.”  This reduction in capital lowered the level of invested assets required to support the reserves of this business.  The cost of the LOC together with the effect of lower net investment income associated with assets shifting from backing reserves in this segment to surplus in Other Operations has reduced this segment’s quarterly income from operations by approximately $7 million; $4 million of which is a shift to Other Operations due to the transfer of invested assets.

As of December 31, 2008, we released approximately $240 million of capital that had previously supported statutory reserves related to our UL products with secondary guarantees as a result of executing on an inter-company reinsurance arrangement.  This reduction in capital lowered the level of invested assets required to support the reserves of this business.  These invested assets were transferred to Other Operations to our surplus portfolio as excess capital, which caused an approximate $4 million per quarter ongoing reduction in this segment’s net investment income.

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

We allocated more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  Additionally, we made strategic investments during 2010 that resulted in higher expenses, and we expect this trend will continue in 2011.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during 2010 when compared to 2009, and this trend will continue in 2011.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

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

On January 1, 2011, we implemented a 65 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which is expected to reduce overall crediting rates by approximately 7 basis points.  On January 1, 2010, we implemented a 20 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced overall crediting rates by approximately 3 basis points.  On March 1, 2009, we implemented a 15 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced overall crediting rates by approximately 5 basis points.  On June 1, 2008, we implemented a 10 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced overall crediting rates by approximately 5 basis points.

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  During the fourth quarter of 2010, we locked in Treasury rates by executing reverse treasury locks on $1.0 billion of assets backing our secondary guarantee business at rates in excess of those required by product pricing.  These locks will mature over 2012 to 2016.  As mentioned above, during the third quarter of 2010, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  As a result of this assumption revision, we recorded a $114 million, after-tax, unfavorable prospective unlocking.  This also had the effect of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, which results in higher DAC, VOBA and DFEL amortization and lower earnings for this segment.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Insurance Fees
Mortality assessments	$1,287	$1,299	$1,321	-1%	-2%
Expense assessments	844	759	707	11%	7%
Surrender charges	100	112	69	-11%	62%
DFEL:
Deferrals	(472)	(439)	(379)	-8%	-16%
Amortization, net of interest:
Prospective unlocking - assumption changes	56	20	12	180%	67%
Prospective unlocking - model refinements	(56)	-	(25)	NM	100%
Retrospective unlocking	24	15	35	60%	-57%
Amortization, net of interest, excluding
unlocking	151	135	140	12%	-4%
Total insurance fees	$1,934	$1,901	$1,880	2%	1%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Sales by Product
UL:
Excluding MoneyGuard ®	$353	$397	$525	-11%	-24%
MoneyGuard ®	108	67	50	61%	34%
Total UL	461	464	575	-1%	-19%
VUL	43	36	54	19%	-33%
COLI and BOLI	63	51	84	24%	-39%
Term	70	59	28	19%	111%
Total sales	$637	$610	$741	4%	-18%

Net Flows
Deposits	$4,934	$4,451	$4,493	11%	-1%
Withdrawals and deaths	(1,877)	(2,030)	(1,671)	8%	-21%
Net flows	$3,057	$2,421	$2,822	26%	-14%

Contract holder assessments	$3,119	$2,996	$2,791	4%	7%

	As of December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Account Values
UL (1)	$26,199	$24,994	$25,199	5%	-1%
VUL (1)	5,108	4,468	4,251	14%	5%
Interest-sensitive whole life	2,278	2,282	2,303	0%	-1%
Total account values	$33,585	$31,744	$31,753	6%	0%

In-Force Face Amount
UL and other (1)	$297,837	$291,879	$310,198	2%	-6%
Term insurance (2)	265,154	248,726	235,023	7%	6%
Total in-force face amount	$562,991	$540,605	$545,221	4%	-1%

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

Insurance fees relate only to interest-sensitive products and include mortality assessments, expense assessments (net of deferrals and amortization related to DFEL) and surrender charges.  Mortality and expense assessments are deducted from our contract holders’ account values.  These amounts are a function of the rates priced into the product and premiums received, face amount in force and account values.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.  In-force growth should be considered independently with respect to term products versus UL and other products, as term products have a lower profitability relative to face amount compared to interest-sensitive and other products.

Sales in the table above and as discussed above were reported as follows:

•
UL (excluding linked-benefit products) and VUL (including COLI and BOLI) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums;

•	MoneyGuard® (our linked-benefit product) – 15% of premium deposits; and
•	Term – 100% of first year paid premiums.

UL and VUL products with secondary guarantees represented approximately 40% of interest-sensitive life insurance in force as of December 31, 2010, and approximately 52% of sales for 2010.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Investment Income
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	$2,004	$1,942	$1,902	3%	2%
Commercial mortgage loan prepayment and
bond makewhole premiums (1)	30	12	16	150%	-25%
Alternative investments (2)	49	(69)	(11)	171%	NM
Surplus investments (3)	103	90	81	14%	11%
Total net investment income	$2,186	$1,975	$1,988	11%	-1%

Interest Credited	$1,198	$1,184	$1,202	1%	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2010	2009	2008	2010	2009
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.87%	5.93%	5.91%	(6)	2
Commercial mortgage loan prepayment and
bond makewhole premiums	0.09%	0.04%	0.05%	5	(1)
Alternative investments	0.17%	-0.25%	-0.03%	42	(22)
Net investment income yield on reserves	6.13%	5.72%	5.93%	41	(21)
Interest rate credited to contract holders	4.16%	4.23%	4.33%	(7)	(10)
Interest rate spread	1.97%	1.49%	1.60%	48	(11)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	6.12%	5.99%	6.13%	13	(14)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.07%	0.01%	0.03%	6	(2)
Alternative investments	0.02%	0.00%	-0.03%	2	3
Net investment income yield on reserves	6.21%	6.00%	6.13%	21	(13)

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$29,391	$27,824	$27,003	6%	3%
Account values - universal and whole life (1)	28,465	27,674	27,286	3%	1%

Attributable to traditional products:
Invested assets on reserves	4,465	4,896	5,058	-9%	-3%

(1)
We experienced declines in our average invested assets on reserves and account values attributable to interest-sensitive products subsequent to the transfer of certain life insurance policies to a third party, which reduced these balances by $927 million and $938 million, respectively, on March 31, 2009.

A portion of the investment income earned for this segment is credited to contract holder accounts.  Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at a faster rate than account values.  Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, including capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  The interest rate spread for this segment represents the excess of the yield on invested assets on reserves over the average crediting rate on interest-sensitive products.  The yield on invested assets on reserves is calculated as net investment income, excluding amounts attributable to our surplus investments and reverse repurchase agreement interest expense, divided by average invested assets on reserves.  In addition, we exclude the effect of earnings from affordable housing tax credit securities, which is reflected as a reduction to federal income tax expense, from our spread calculations.  We use our investment income to offset the earnings effect of the associated build of our policy reserves for traditional products.  Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

See “Additional Information” above for a discussion of how we manage our spread compression risk, including locking in high-yielding assets during 2010 to support our business.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Benefits
Death claims direct and assumed	$2,538	$2,260	$2,177	12%	4%
Death claims ceded	(1,154)	(993)	(966)	-16%	-3%
Reserves released on death	(433)	(394)	(360)	-10%	-9%
Net death benefits	951	873	851	9%	3%
Change in secondary guarantee life insurance
product reserves:
Prospective unlocking - assumption changes	84	(3)	8	NM	NM
Prospective unlocking - model refinements	71	-	76	NM	-100%
Change in reserves, excluding unlocking	306	249	155	23%	61%
Other benefits (1)	323	255	282	27%	-10%
Total benefits	$1,735	$1,374	$1,372	26%	0%

Death claims per $1,000 of inforce	1.72	1.63	1.58	6%	3%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Underwriting, Acquisition, Insurance and
Other Expenses
Commissions	$664	$676	$795	-2%	-15%
General and administrative expenses	451	451	422	0%	7%
Expenses associated with reserve financing	37	6	4	NM	50%
Taxes, licenses and fees	129	115	119	12%	-3%
Total expenses incurred	1,281	1,248	1,340	3%	-7%
DAC and VOBA deferrals	(915)	(900)	(1,016)	-2%	11%
Total expenses recognized before amortization	366	348	324	5%	7%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	129	33	34	291%	-3%
Prospective unlocking - model refinements	(155)	-	(49)	NM	100%
Retrospective unlocking	28	42	71	-33%	-41%
Amortization, net of interest, excluding
unlocking	536	496	495	8%	0%
Other intangible amortization	4	4	4	0%	0%
Total underwriting, acquisition, insurance
and other expenses	$908	$923	$879	-2%	5%

DAC and VOBA Deferrals
As a percentage of sales	143.6%	147.5%	137.1%

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

When comparing DAC and VOBA deferrals as a percentage of sales for 2010 and 2009, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales attributable primarily to changes in sales mix.

When comparing DAC and VOBA deferrals as a percentage of sales for 2009 and 2008, the increase is a result of incurred deferrable general and administrative expenses declining at a rate lower than sales.

Insurance Solutions – Group Protection

Income (Loss) from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Operating Revenues
Insurance premiums	$1,682	$1,579	$1,517	7%	4%
Net investment income	141	127	117	11%	9%
Other revenues and fees	8	7	6	14%	17%
Total operating revenues	1,831	1,713	1,640	7%	4%
Operating Expenses
Interest credited	1	2	2	-50%	0%
Benefits	1,298	1,117	1,107	16%	1%
Underwriting, acquisition, insurance and other
expenses	422	403	371	5%	9%
Total operating expenses	1,721	1,522	1,480	13%	3%
Income (loss) from operations before taxes	110	191	160	-42%	19%
Federal income tax expense (benefit)	38	67	56	-43%	20%
Income (loss) from operations	$72	$124	$104	-42%	19%

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Income (Loss) from Operations by Product Line
Life	$37	$42	$34	-12%	24%
Disability	34	79	64	-57%	23%
Dental	(4)	(2)	2	-100%	NM
Total non-medical	67	119	100	-44%	19%
Medical	5	5	4	0%	25%
Income (loss) from operations	$72	$124	$104	-42%	19%

Comparison of 2010 to 2009

Income from operations for this segment decreased due to significantly unfavorable total non-medical loss ratio experience of 76.2% during 2010 that was above the high end of our historical expected range of 71% to 74% attributable primarily to unfavorable claims incidence and, to a lesser extent, termination experience on our long-term disability business and adverse mortality and morbidity experience on our life business.

The decrease in income from operations was partially offset by the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products and strong case persistency; and
•
Higher net investment income driven by an increase in business and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information).

Comparison of 2009 to 2008

Income from operations for this segment increased due to the following:

•	More favorable total non-medical loss ratio experience, slightly below the low end of our expected range;
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•
Higher net investment income driven by an increase in business and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information).

The increase in income from operations was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses due primarily to the following:
▪	Higher expenses attributable to our U.S. pension plans (see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans” for more information); and
▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to planned goals; partially offset by
▪	Higher costs of investments in strategic initiatives associated with realigning our marketing and distribution structure in 2008.

Additional Information

During 2010, our non-medical loss ratio was 76.2%, above what we experienced last year and above our long-term expectation of 71% to 74%.  During 2010, we experienced significantly unfavorable long-term disability loss ratios due primarily to unfavorable incidence and, to a lesser extent, termination experience.  The unfavorable claims incidence experience was spread across all industry sectors, and particularly in the financial, wholesale and retail sectors, which we expect will continue at least in the short term.  Also, during 2010, we experienced significantly unfavorable life loss ratios due primarily to adverse mortality experience and adverse morbidity experience for life waiver of premium.  In addition, we increased experience-rated refund reserves on one large case during the third quarter of 2010 as a result of adverse claims experience, which decreased income from operations by $2 million.  During 2009, we experienced exceptional short- and long-term disability loss ratios due primarily to favorable claims incidence and termination experience.  In addition, we experienced favorable life loss ratios during 2009 due primarily to favorable mortality and life waiver experience.

We expect loss ratios to recover over time, but they are likely to remain above our long-term expectation well into 2011.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.  Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We are taking actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines upon renewal to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim termination efforts.  We are also employing new tools to identify and support claimants who will return to work.

We reviewed the discount rate assumptions associated with our long-term disability claim reserves during the third quarter of 2010, which resulted in lowering the discount rate by 25 basis points and decreasing income from operations by $2 million.  For more information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

We are evaluating the potential effects that health care reform may have on the value and profitability of this segment’s products and income from operations.

We allocated more overhead costs to this segment during 2010, as the disposal of our Lincoln UK and Investment Management businesses resulted in a reallocation of overhead expenses to our remaining businesses.  Additionally, we made strategic investments during 2010 that resulted in higher expenses, and we expect this trend will continue in 2011.

We experienced a favorable decline in expenses attributable to our U.S. pension plans during 2010 when compared to 2009, and this trend will continue in 2011.  For additional information, see “Critical Accounting Policies and Estimates – Pension and Other Postretirement Benefit Plans.”

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Insurance Premiums by Product Line
Life	$639	$584	$541	9%	8%
Disability	727	692	672	5%	3%
Dental	167	149	150	12%	-1%
Total non-medical	1,533	1,425	1,363	8%	5%
Medical	149	154	154	-3%	0%
Total insurance premiums	$1,682	$1,579	$1,517	7%	4%

Sales	$353	$361	$316	-2%	14%

Our cost of insurance and policy administration charges are embedded in the premiums charged to our customers.  The premiums are a function of the rates priced into the product and our business in force.  Business in force, in turn, is driven by sales and persistency experience.  Sales in the table above are the combined annualized premiums for our life, disability and dental products.

The business represented as “medical” consists primarily of our non-core EXEC-U-CARE® product.  This product provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs.  This product produces significant revenues and benefits expenses for this segment but only a limited amount of income.  Discontinuance of this product would significantly affect segment revenues, but not income (loss) from operations.

Net Investment Income

We use our investment income to offset the earnings effect of the associated build of our policy reserves, which are a function of our insurance premiums and the yields on our invested assets.

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Benefits and Interest Credited by Product Line
Life	$484	$420	$401	15%	5%
Disability	548	443	456	24%	-3%
Dental	136	121	117	12%	3%
Total non-medical	1,168	984	974	19%	1%
Medical	131	135	135	-3%	0%
Total benefits and interest credited	$1,299	$1,119	$1,109	16%	1%

Loss Ratios by Product Line
Life	75.8%	72.0%	73.9%
Disability	75.4%	64.0%	67.9%
Dental	81.5%	81.7%	78.3%
Total non-medical	76.2%	69.1%	71.4%
Medical	87.6%	87.9%	87.6%
Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$190	$176	$168	8%	5%
General and administrative expenses	208	204	186	2%	10%
Taxes, licenses and fees	39	36	39	8%	-8%
Total expenses incurred	437	416	393	5%	6%
DAC deferrals	(61)	(59)	(58)	-3%	-2%
Total expenses recognized before
amortization	376	357	335	5%	7%
DAC and VOBA amortization, net of interest	46	46	36	0%	28%
Total underwriting, acquisition,
insurance and other expenses	$422	$403	$371	5%	9%

DAC Deferrals
As a percentage of insurance premiums	3.6%	3.7%	3.8%

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

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Operating Revenues
Insurance premiums	$2	$4	$4	-50%	0%
Net investment income	326	307	358	6%	-14%
Amortization of deferred gain on business
sold through reinsurance	72	73	74	-1%	-1%
Media revenues (net)	75	68	85	10%	-20%
Other revenues and fees	12	13	11	-8%	18%
Total operating revenues	487	465	532	5%	-13%
Operating Expenses
Interest credited	120	148	171	-19%	-13%
Benefits	139	258	113	-46%	128%
Media expenses	59	53	60	11%	-12%
Other expenses	176	125	179	41%	-30%
Interest and debt expense	286	261	281	10%	-7%
Total operating expenses	780	845	804	-8%	5%
Income (loss) from operations before taxes	(293)	(380)	(272)	23%	-40%
Federal income tax expense (benefit)	(107)	(143)	(89)	25%	-61%
Income (loss) from operations	$(186)	$(237)	$(183)	22%	-30%

Comparison of 2010 to 2009

Loss from operations for this segment decreased due primarily to the following:

•
The $64 million unfavorable effect in the first quarter of 2009 of the rescission of the reinsurance agreement on certain disability income business sold to Swiss Re as discussed in “Reinsurance” below, which resulted in pre-tax increases in benefits of $78 million, interest credited of $15 million and other expenses of $5 million, partially offset by a $34 million tax benefit, and unfavorable results of our run-off disability income business due primarily to an increase in reserves as a result of our review of the adequacy of reserves supporting this business and the write-off of certain receivables related to the rescission in the fourth quarter of 2009 of $33 million; and

•
Higher net investment income related primarily to higher invested assets driven by distributable earnings received from our insurance segments, issuances of common stock and preferred stock and proceeds from the sale of Lincoln UK and Delaware, partially offset by redemption of our Series B preferred stock and repurchase and cancellation of associated common stock warrants.

The decrease in loss from operations was partially offset by the following:

•	Higher other expenses due primarily to:
▪	Settlement of Transamerica litigation matter (see Note 14 for more information);
▪	More favorable state income tax true-ups in 2009; and
▪	Higher branding expenses in 2010; partially offset by
▪	Restructuring charges for expense initiatives in 2009; and
▪	Higher merger-related expenses in 2009;
•	Higher interest and debt expense as a result of higher average balances of outstanding debt in 2010; and
•	Unfavorable tax return true-ups recorded in the third quarter of 2010.

Comparison of 2009 to 2008

Loss from operations for this segment increased due primarily to the following:

•	The unfavorable effects of the Swiss Re rescission in 2009, discussed above;
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

•	Lower media earnings related primarily to the general weakening of the U.S. economy causing substantial declines in revenues throughout the radio market.

The increase in loss from operations was partially offset by the following:

•	Lower other expenses attributable primarily to:
▪	Higher merger-related expenses in 2008 as a result of higher system integration work related to our administrative systems and relocation costs associated with the move of our corporate office;
▪	Favorable state income tax true-ups in 2009; and
▪	Lower branding expenses in 2009 due to cost save initiatives; partially offset by
▪	Restructuring charges of $22 million in 2009 related to expense reduction initiatives that are discussed further below;
•	Lower interest and debt expenses as a result of a decline in interest rates that affect our variable rate borrowings and lower average balances of outstanding debt in 2009; and
•	More favorable tax items that affected the effective tax rate related primarily to changes in tax preferred investments.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments.  Investment income on capital in excess of the calculated amounts is reported in Other Operations.  If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital retained by Other Operations would decrease and net investment income would be negatively affected.  In addition, as discussed below in “Review of Consolidated Financial Condition –
Alternative Sources of Liquidity,” we maintain an inter-segment cash management program where certain subsidiaries can borrow from or lend money to the holding company to meet short-term borrowing needs.  The inter-segment cash management program affects net investment income for Other Operations, as all inter-segment eliminations are reported within Other Operations.

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

The majority of our interest credited relates to our reinsurance operations sold to Swiss Re in 2001.  A substantial amount of the business was sold through indemnity reinsurance transactions, which is still recorded in our consolidated financial statements.  The interest credited corresponds to investment income earnings on the assets we continue to hold for this business.  There is no effect to income or loss in Other Operations or on a consolidated basis for these amounts because interest earned on the blocks that continue to be reinsured is passed through to Swiss Re in the form of interest credited.

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Other Expenses
General and administrative expenses:
Legal	$80	$14	$9	NM	56%
Branding	27	18	33	50%	-45%
Retirement Income Security Ventures	11	9	11	22%	-18%
Other (1)	56	52	60	8%	-13%
Total general and administrative expenses	174	93	113	87%	-18%
Merger-related expenses (2)	9	17	52	-47%	-67%
Restructuring charges (recoveries) for expense
initiatives (3)	(1)	34	8	NM	NM
Taxes, licenses and fees	(4)	(19)	7	79%	NM
Inter-segment reimbursement associated with reserve
financing and LOC expenses (4)	(2)	-	(1)	NM	100%
Total other expenses	$176	$125	$179	41%	-30%

(1)
Includes expenses that are corporate in nature including charitable contributions, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations.

(2)
Includes the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our new unified product portfolio and other initiatives.  These actions were completed during 2010.  Our cumulative integration expense was approximately $225 million, pre-tax, which excluded amounts capitalized or recorded as goodwill.

(3)
Includes expenses associated with a restructuring plan implemented starting in December 2008 in response to the economic downturn and sustained market volatility, which focused on reducing expenses.  These actions were completed during 2009.  Our cumulative pre-tax charges amounted to $41 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

(4)
Consists of reimbursements to Other Operations from the Insurance Solutions – Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its use of LOCs.  The inter-segment amounts are not reported on our Consolidated Statements of Income.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Years Ended December 31,			Change over Prior Year
Pre-Tax	2010	2009	2008	2010	2009
Operating realized gain (loss):
Indexed annuity net derivatives results	$1	$-	$-	NM	NM
GLB	68	54	38	26%	42%
Total operating realized gain (loss)	69	54	38	28%	42%
Realized gain (loss) related to certain investments	(180)	(538)	(928)	67%	42%
Realized gain (loss) related to certain derivative
investments, including those associated with
our consolidated VIEs, and trading securities	75	36	(109)	108%	133%
GLB net derivatives results	(7)	(502)	399	99%	NM
GDB derivatives results	(52)	(201)	58	74%	NM
Indexed annuity forward-starting option	18	4	7	NM	-43%
Realized gain (loss) on sale of
subsidiaries/businesses	-	1	-	-100%	NM
Total excluded realized gain (loss)	(146)	(1,200)	(573)	88%	NM
Total realized gain (loss)	$(77)	$(1,146)	$(535)	93%	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2010 to 2009

We had lower realized losses in 2010 as compared to 2009 due primarily to:

•	More favorable hedge program performance;
•	The decline in OTTI attributable primarily to general improvement in the credit markets;
•	Gains on derivative instruments related to our consolidated VIEs and our credit default swaps; and
•	An increase in the value of our trading securities.

Our GLB net derivatives results and GDB derivative results during 2010 were more favorable compared to 2009.  The GLB net derivatives results during 2010 were relatively flat.  The unfavorable GLB net derivatives results during 2009 were attributable primarily to the NPR component of the liability being unfavorable in 2009 attributable to a narrowing of credit spreads and a reduction in the overall level of the liability before the application of the NPR to the discount rate.  See “GLB Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.  The unfavorable GDB derivative results during 2010 and 2009 were driven primarily by sporadic large movements in equities that caused non-linear changes in the liability relative to the derivatives utilized in the hedge program and by other items.

During 2010, we had changes in GLB reserves reflecting primarily updates to our prospective lapse assumption, which was significantly offset by a decision to shift the mapping of approximately 5% of variable annuity account values to blended equity and fixed maturity hedging indices, whereas previously we had been mapped almost exclusively to equity.  Our associated prospective DAC, VOBA, DSI and DFEL unlocking in 2010 partially offset the GLB reserve prospective unlocking.  During 2009, we had unfavorable prospective unlocking of assumptions associated with the GLB reserves related primarily to modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves and modifying our fund assumptions with regard to our hedged indices.

The favorable realized gain related to certain derivative investments and trading securities during 2010 was attributable primarily to spreads narrowing on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs and our credit default swaps, and gains on our trading securities due to the decline in interest rates.

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

The 2008 unfavorable prospective DAC, VOBA, DSI and DFEL unlocking related to the GLB reserves reflecting the effect of incorporating the change in EGPs resulting from the change in assumptions for the reserves discussed above into the DAC, VOBA, DSI and DFEL models.

The unfavorable decline in GDB derivative results was attributable primarily to the favorable equity markets in 2009 as compared to unfavorable in 2008.

The decline in the realized loss related to certain investments was attributable primarily to the lower OTTI due to general improvement in the credit markets and the change in the accounting for impairments under the Investments – Debt and Equity Securities Topic of the FASB ASC that was effective for impairments recorded after January 1, 2009.  For a further explanation of this change, see Note 2.  For more information on realized losses on certain investments, see “Consolidated Investments – Realized Loss Related to Investments” below.

The gain on certain derivative investments, including those associated with our consolidated VIEs, and trading securities during 2009 was due primarily to the rescission of the Swiss Re indemnity reinsurance agreement covering certain disability income business, whereby we released the embedded derivative liability related to the funds withheld nature of the reinsurance agreement.  Prior to the rescission of the Swiss Re indemnity reinsurance agreement, the fluctuations in the fair value of the trading securities mostly offset the fair value fluctuations in the embedded derivative of the reinsurance agreement with the net difference reported as a realized gain or loss.  The release of this embedded derivative liability increased net income by approximately $31 million in the first quarter of 2009.  Since the rescission, this line item is affected by market conditions as we now have trading securities that are no longer supporting an embedded derivative liability due to the rescission causing us to release that liability.  Consequently, we may experience more volatility in the fluctuation of this component of realized gain or loss in the future.  During 2009, the value of these trading securities increased due to changes in interest rates.  For more information, see “Reinsurance” below and Note 9.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009

Indexed Annuity Net Derivatives Results
Change in fair value of S&P 500 call options	$114	$84	$(204)	-35%	NM
Change in fair value of embedded derivatives	(111)	(82)	203	36%	141%
Associated amortization of DAC, VOBA,
DSI and DFEL	(2)	(2)	1	0%	NM
Total indexed annuity net derivatives results	1	-	-	NM	NM

GLB
Pre-DAC amount (1)	99	70	69	41%	1%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (2)	34	20	12	70%	67%
Amortization, excluding unlocking	(65)	(36)	(43)	-81%	16%
Total GLB	68	54	38	26%	42%
Total Operating Realized Gain (Loss)	$69	$54	$38	28%	42%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

See Note 4 for information about our consolidated VIEs.

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009

GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$116	$115	$80	1%	44%
Change in reserves hedged:
Prospective unlocking - assumption changes	51	(258)	164	120%	NM
Prospective unlocking - model refinements	-	(9)	-	100%	NM
Other	203	3,064	(3,365)	-93%	191%
Change in market value of derivative assets	(363)	(2,934)	3,377	88%	NM
Hedge program effectiveness (ineffectiveness)	(109)	(137)	176	20%	NM
Change in reserves not hedged (NPR component)	14	(546)	536	103%	NM
Change in derivative assets not hedged (NPR
component)	(5)	15	(20)	NM	175%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Prospective unlocking - assumption changes	(15)	-	(46)	NM	100%
Retrospective unlocking (1)	(8)	(176)	252	95%	NM
Amortization, excluding unlocking	-	227	(546)	-100%	142%
Loss from the initial adoption of new accounting
standards, after-DAC (2)(3)	-	-	(33)	NM	100%
Total GLB net derivatives results	$(7)	$(502)	$399	99%	NM

GDB Derivatives Results
Change in fair value of derivatives	(60)	(226)	75	73%	NM
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (1)	(31)	(93)	25	67%	NM
Amortization, excluding unlocking	39	118	(42)	-67%	NM
Total GDB derivatives results	$(52)	$(201)	$58	74%	NM

(1)	Related primarily to the emergence of gross profits.
(2)	This new accounting guidance was included in the Fair Value Measurements and Disclosures Topic of the FASB ASC.
(3)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the effect of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of December 31, 2010, the net effect of the NPR resulted in a $19 million increase in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
10-year CDS spread	1.98%	2.55%	2.94%	1.64%	1.68%
NPR factor related to 10-year CDS spread	0.17%	0.30%	0.40%	0.11%	0.08%
Unadjusted embedded derivative liability	$389	$1,556	$1,786	$461	$643

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of December 31, 2010, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $60 million, pre-DAC and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of December 31, 2010, then there would have been a favorable effect to net income of approximately $50 million, pre-DAC and tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

GDB Derivatives Results

Our GDB derivatives results represent the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio unlocking, excluding our expected cost of the hedging instruments.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009

Indexed Annuity Forward-Starting Option
Pre-DAC amounts: (1)
Prospective unlocking - assumption changes	$2	$-	$-	NM	NM
Other	28	7	(7)	300%	200%
Associated amortization of DAC, VOBA,
DSI and DFEL	(12)	(3)	4	NM	NM
Gain from the initial adoption of new accounting
standards, after-DAC (1)(2)	-	-	10	NM	-100%
Total	$18	$4	$7	NM	-43%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	This new accounting guidance was included in the Fair Value Measurements and Disclosures Topic of the FASB ASC.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2010	2009	2010	2009
Investments
AFS securities:
Fixed maturity	$68,030	$60,818	81.6%	80.1%
VIEs' fixed maturity	584	-	0.7%	0.0%
Total fixed maturity	68,614	60,818	82.3%	80.1%
Equity	197	278	0.2%	0.4%
Trading securities	2,596	2,505	3.1%	3.3%
Mortgage loans on real estate	6,752	7,178	8.1%	9.5%
Real estate	202	174	0.3%	0.2%
Policy loans	2,865	2,898	3.5%	3.8%
Derivative investments	1,076	1,010	1.3%	1.3%
Alternative investments	750	696	0.9%	0.9%
Other investments	288	361	0.3%	0.5%
Total investments	$83,340	$75,918	100.0%	100.0%

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

	As of December 31, 2010
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,377	$438	$148	$8,667	12.7%
Basic industry	2,478	203	20	2,661	3.9%
Capital goods	3,425	243	45	3,623	5.3%
Communications	3,050	251	32	3,269	4.8%
Consumer cyclical	2,772	185	47	2,910	4.2%
Consumer non-cyclical	7,259	628	20	7,867	11.5%
Energy	4,533	428	17	4,944	7.2%
Technology	1,414	108	9	1,513	2.2%
Transportation	1,379	116	3	1,492	2.2%
Industrial other	884	53	10	927	1.4%
Utilities	9,800	708	62	10,446	15.2%
Corporate asset-backed securities ("ABS"):
CDOs	128	22	8	142	0.2%
Commercial real estate ("CRE") CDOs	46	-	14	32	0.0%
Credit card	831	33	4	860	1.3%
Home equity	1,002	6	268	740	1.1%
Manufactured housing	110	3	4	109	0.2%
Auto loan	162	2	-	164	0.2%
Other	211	21	1	231	0.3%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	2,144	95	186	2,053	3.0%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	3,975	308	1	4,282	6.2%
Non-agency backed	1,718	16	259	1,475	2.1%
Mortgage pass through securities ("MPTS"):
Agency backed	2,978	106	5	3,079	4.5%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	3,219	27	94	3,152	4.6%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	931	120	2	1,049	1.5%
Foreign	1,438	94	7	1,525	2.2%
Hybrid and redeemable preferred securities	1,476	56	135	1,397	2.0%
Total fixed maturity AFS securities	65,745	4,270	1,401	68,614	100.0%
Equity AFS Securities	179	25	7	197
Total AFS securities	65,924	4,295	1,408	68,811
Trading Securities (1)	2,340	297	41	2,596
Total AFS and trading securities	$68,264	$4,592	$1,449	$71,407

	As of December 31, 2009
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,242	$248	$341	$8,149	13.3%
Basic industry	2,304	116	57	2,363	3.9%
Capital goods	2,995	149	26	3,118	5.1%
Communications	2,817	200	51	2,966	4.9%
Consumer cyclical	2,589	141	66	2,664	4.4%
Consumer non-cyclical	5,568	380	16	5,932	9.8%
Energy	4,251	290	22	4,519	7.4%
Technology	1,121	76	4	1,193	2.0%
Transportation	1,224	85	15	1,294	2.1%
Industrial other	709	35	11	733	1.2%
Utilities	8,941	415	81	9,275	15.2%
ABS:
CDOs and CLNs	735	11	296	450	0.7%
CRE CDOs	54	-	24	30	0.0%
Credit card	265	9	9	265	0.4%
Home equity	1,099	1	428	672	1.1%
Manufactured housing	122	1	11	112	0.2%
Auto loan	220	5	-	225	0.4%
Other	230	12	3	239	0.4%
CMBS:
Non-agency backed	2,436	49	354	2,131	3.5%
CMOs:
Agency backed	4,494	252	23	4,723	7.8%
Non-agency backed	1,697	5	454	1,248	2.1%
MPTS:
Agency backed	2,912	64	14	2,962	4.9%
Non-agency backed	69	-	8	61	0.1%
Municipals:
Taxable	1,900	13	53	1,860	3.1%
Tax-exempt	35	-	-	35	0.1%
Government and government agencies:
United States	963	85	14	1,034	1.7%
Foreign	1,345	53	39	1,359	2.2%
Hybrid and redeemable preferred securities	1,420	36	250	1,206	2.0%
Total fixed maturity AFS securities	60,757	2,731	2,670	60,818	100.0%
Equity AFS Securities	382	21	125	278
Total AFS securities	61,139	2,752	2,795	61,096
Trading Securities (1)	2,342	243	80	2,505
Total AFS and trading securities	$63,481	$2,995	$2,875	$63,601

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to the “Trading Securities” section for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2010			As of December 31, 2009
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$40,573	$42,769	62.3%	$35,041	$35,924	59.0%
2	Baa	21,032	22,286	32.5%	20,294	20,725	34.1%
Total investment grade securities		61,605	65,055	94.8%	55,335	56,649	93.1%

Below Investment Grade Securities
3	Ba	2,620	2,403	3.5%	3,221	2,695	4.5%
4	B	796	665	1.0%	1,470	948	1.6%
5	Caa and lower	476	325	0.5%	426	265	0.4%
6	In or near default	248	166	0.2%	305	261	0.4%
Total below investment grade
securities		4,140	3,559	5.2%	5,422	4,169	6.9%
	Total fixed maturity AFS
	securities	$65,745	$68,614	100.0%	$60,757	$60,818	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		6.3%	5.2%		8.9%	6.9%

Comparisons between the National Association of Insurance Commissioners (“NAIC”) ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch), by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be below investment grade by the rating agencies, which is a result of the changes in the RBC rules for residential mortgage-backed securities (“RMBS”) that were effective December 31, 2010, for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

As of December 31, 2010 and 2009, 79.8% and 80.3%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of December 31, 2010, decreased $1.4 billion.  This change was attributable to a decline in overall market yields, which was driven, in part, by improved credit fundamentals.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2010, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of December 31, 2010
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$379	$186	1 to 42	29	18.7%	16.3%
Hybrid and redeemable
preferred securities	771	135	1 to 56	31	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

As reported on our Consolidated Balance Sheets, we had $86.1 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $77.4 billion as of December 31, 2010.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $56.2 billion, excluding consolidated VIEs in the amount of $584 million, as of December 31, 2010, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2010 and 2009, the estimated fair value for all private securities was $8.4 billion and $8.0 billion, representing approximately 10% and 11%, respectively, of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 1 and Note 4.  For discussion of our investments in CLNs as of December 31, 2009, see Note 1.

Trading Securities

Trading securities, which in certain cases support reinsurance funds withheld and our Modco reinsurance agreements, are carried at estimated fair value and changes in estimated fair value are recorded in net income as they occur.  Investment results for these certain portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  Offsetting these amounts in certain cases are corresponding changes in fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  See Notes 1 and 9 for more information regarding our accounting for Modco.

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of December 31, 2010, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards from 2003 to 2007 have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $9.1 billion and an unrealized gain of $169 million, or 2%, as of December 31, 2010.

The market value of AFS securities and trading securities backed by subprime loans was $474 million and represented less than 1% of our total investment portfolio as of December 31, 2010.  AFS securities represented $461 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of December 31, 2010.  AFS securities and trading securities rated A or above represented 53% of the subprime investments and $244 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of December 31, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,361	$1,000	$477	$-	$8,838
ABS home equity	5	-	274	461	740
Total by type (1)	$7,366	$1,000	$751	$461	$9,578

Rating
AAA	$7,349	$255	$123	$191	$7,918
AA	-	31	89	31	151
A	17	9	54	16	96
BBB	-	48	7	44	99
BB and below	-	657	478	179	1,314
Total by rating (1)(2)	$7,366	$1,000	$751	$461	$9,578

Origination Year
2004 and prior	$2,389	$273	$280	$221	$3,163
2005	860	185	224	177	1,446
2006	267	196	198	62	723
2007	1,151	346	49	-	1,546
2008	290	-	-	-	290
2009	1,367	-	-	1	1,368
2010	1,042	-	-	-	1,042
Total by origination year (1)	$7,366	$1,000	$751	$461	$9,578

Total AFS securities					$68,811

Total AFS RMBS as a percentage of
total AFS securities					13.9%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					3.2%

(1)
Does not include the fair value of trading securities totaling $279 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $279 million in trading securities consisted of $250 million prime, $16 million Alt-A and $13 million subprime.

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

	Amortized Cost as of December 31, 2010
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,954	$1,135	$584	$-	$8,673
ABS home equity	5	-	352	645	1,002
Total by type (1)	$6,959	$1,135	$936	$645	$9,675

Rating
AAA	$6,944	$256	$131	$200	$7,531
AA	-	37	102	34	173
A	15	10	61	24	110
BBB	-	53	7	61	121
BB and below	-	779	635	326	1,740
Total by rating (1)(2)	$6,959	$1,135	$936	$645	$9,675

Origination Year
2004 and prior	$2,236	$289	$314	$274	$3,113
2005	804	221	275	239	1,539
2006	246	219	273	130	868
2007	1,043	406	74	-	1,523
2008	268	-	-	-	268
2009	1,331	-	-	2	1,333
2010	1,031	-	-	-	1,031
Total by origination year (1)	$6,959	$1,135	$936	$645	$9,675

Total AFS securities					$65,924

Total AFS RMBS as a percentage of
total AFS securities					14.7%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					4.1%

(1)
Does not include the amortized cost of trading securities totaling $279 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $279 million in trading securities consisted of $245 million prime, $19 million Alt-A and $15 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of December 31, 2010
	Credit Card (1)		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$838	$809	$164	$162	$1,002	$971
BBB	22	22	-	-	22	22
Total by rating (1)(2)(3)	$860	$831	$164	$162	$1,024	$993

Total AFS securities					$68,811	$65,924

Total by rating as a percentage
of total AFS securities					1.5%	1.5%

(1)
Includes amortized cost of $570 million ABS credit card assets that were reclassified from the ABS CLN assets as a result of adopting ASU 2009-17 as of January 1, 2010.  See Note 4 for additional information.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of December 31, 2010
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,983	$2,035	$70	$109	$-	$-	$2,053	$2,144
CRE CDOs	-	-	-	-	32	46	32	46
Total by type (1)	$1,983	$2,035	$70	$109	$32	$46	$2,085	$2,190

Rating
AAA	$1,348	$1,268	$25	$24	$-	$-	$1,373	$1,292
AA	259	257	9	10	-	-	268	267
A	140	146	12	13	5	5	157	164
BBB	96	100	5	6	14	18	115	124
BB and below	140	264	19	56	13	23	172	343
Total by rating (1)(2)	$1,983	$2,035	$70	$109	$32	$46	$2,085	$2,190

Origination Year
2004 and prior	$1,249	$1,239	$40	$41	$8	$9	$1,297	$1,289
2005	378	367	28	60	12	14	418	441
2006	150	205	2	8	12	23	164	236
2007	154	170	-	-	-	-	154	170
2010	52	54	-	-	-	-	52	54
Total by origination year (1)	$1,983	$2,035	$70	$109	$32	$46	$2,085	$2,190

Total AFS securities							$68,811	$65,924

Total AFS CMBS as
a percentage of total
AFS securities							3.0%	3.3%
(1)
Does not include the fair value of trading securities totaling $70 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $70 million in trading securities consisted of $67 million CMBS and $3 million CRE CDOs.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of December 31, 2010
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure (1)	Bonds (2)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$222	$222	$4	$45	$181
ASSURED GUARANTY LTD	30	-	30	-	18	12
FGIC	-	78	78	1	18	61
FSA	-	44	44	1	1	44
MBIA	12	142	154	13	13	154
MGIC	-	5	5	-	1	4
PMI GROUP INC	24	-	24	-	6	18
RADIAN GROUP INC	16	-	16	-	1	15
XL CAPITAL LTD	72	63	135	1	10	126
Total by Monoline insurer (3)	$154	$554	$708	$20	$113	$615

Total AFS securities			$65,924	$4,295	$1,408	$68,811

Total by Monoline insurer as a
percentage of total AFS securities			1.1%	0.5%	8.0%	0.9%

(1)	Additional direct exposure through credit default swaps with a notional value totaling $20 million is excluded from this table.
(2)	Additional indirect insured exposure through structured securities is excluded from this table.
(3)
Does not include the fair value of trading securities totaling $30 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $30 million in trading securities consisted of $11 million of direct exposure and $19 million of insured exposure.  This table also excludes insured exposure totaling $10 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status (in millions) for our securities that we believe were most at risk of impairment, was as follows:

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMBS	$11	3.2%	$83	15.6%	$72	37.7%
CMOs	150	43.8%	184	34.5%	34	17.8%
Banking	67	19.6%	98	18.4%	31	16.2%
Diversified manufacturing	38	11.1%	63	11.8%	25	13.1%
ABS	17	5.0%	34	6.4%	17	9.0%
Property and casualty insurers	42	12.3%	52	9.8%	10	5.2%
Gaming	12	3.5%	13	2.4%	1	0.5%
Industrial - other	5	1.5%	6	1.1%	1	0.5%
Total securities subject to
enhanced analysis
and monitoring	$342	100.0%	$533	100.0%	$191	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.5%		0.8%		13.6%

In addition, as discussed in Note 1, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools of residential and commercial mortgages as of December 31, 2010, see Note 5.

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$175	36.8%	$280	37.3%	$105	38.1%
ABS	31	6.5%	91	12.1%	60	21.8%
Banking	98	20.6%	137	18.2%	39	14.2%
Property and casualty insurers	42	8.8%	70	9.3%	28	10.2%
CMBS	3	0.6%	30	4.0%	27	9.8%
Non-captive diversified	57	12.0%	63	8.4%	6	2.2%
Non-agency	1	0.2%	4	0.5%	3	1.1%
Financial - other	29	6.1%	31	4.1%	2	0.7%
Industrial - other	4	0.8%	6	0.8%	2	0.7%
Gaming	21	4.4%	22	2.9%	1	0.4%
Airlines	2	0.4%	3	0.4%	1	0.4%
Electric	2	0.4%	3	0.4%	1	0.4%
Retailers	1	0.2%	1	0.1%	-	0.0%
Refining	5	1.0%	5	0.7%	-	0.0%
Chemicals	3	0.6%	3	0.4%	-	0.0%
Real estate investment trusts	1	0.2%	1	0.1%	-	0.0%
Lodging	2	0.4%	2	0.3%	-	0.0%
Total securities subject
to enhanced analysis
and monitoring	$477	100.0%	$752	100.0%	$275	100.0%

Total AFS securities	$61,096		$61,139		$2,795

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.8%		1.2%		9.8%

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$843	7.0%	$1,142	8.5%	$299	21.1%
CMOs	1,164	9.7%	1,419	10.6%	255	18.1%
Banking	1,495	12.4%	1,693	12.6%	198	14.1%
CMBS	379	3.2%	565	4.2%	186	13.2%
Local authorities	1,933	16.1%	2,028	15.1%	95	6.7%
Property and casualty insurers	360	3.0%	409	3.0%	49	3.5%
Electric	760	6.3%	806	6.0%	46	3.3%
Diversified manufacturing	267	2.2%	301	2.2%	34	2.4%
Media - non-cable	238	2.0%	263	2.0%	25	1.8%
Life	287	2.4%	304	2.3%	17	1.2%
Retailers	172	1.4%	187	1.4%	15	1.1%
Gaming	153	1.3%	165	1.2%	12	0.9%
Paper	130	1.1%	142	1.1%	12	0.9%
Entertainment	193	1.6%	204	1.5%	11	0.8%
Industries with unrealized losses
less than $10 million	3,641	30.3%	3,795	28.3%	154	10.9%
Total by industry	$12,015	100.0%	$13,423	100.0%	$1,408	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total by industry as a
percentage of total AFS securities	17.5%		20.4%		100.0%

	As of December 31, 2009
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$1,290	7.8%	$2,061	10.6%	$771	27.6%
Banking	1,973	12.0%	2,462	12.8%	489	17.5%
CMOs	1,797	10.8%	2,266	11.8%	469	16.8%
CMBS	809	4.9%	1,163	6.0%	354	12.7%
Property and casualty insurers	621	3.7%	709	3.7%	88	3.1%
Electric	986	5.9%	1,037	5.3%	51	1.8%
Local authorities	927	5.6%	970	5.0%	43	1.5%
Media - non-cable	277	1.7%	318	1.6%	41	1.5%
Paper	217	1.3%	257	1.3%	40	1.4%
Financial - other	260	1.6%	292	1.5%	32	1.1%
Real estate investment trusts	434	2.6%	461	2.4%	27	1.0%
Non-captive diversified	211	1.3%	237	1.2%	26	0.9%
Life	298	1.8%	322	1.7%	24	0.9%
Gaming	194	1.2%	217	1.1%	23	0.8%
Entertainment	210	1.3%	230	1.2%	20	0.7%
Owned no guarantee	283	1.7%	302	1.6%	19	0.7%
Non-agency	102	0.6%	121	0.6%	19	0.7%
Sovereigns	174	1.0%	192	1.0%	18	0.6%
Pipelines	299	1.8%	314	1.6%	15	0.5%
Municipal	362	2.2%	376	1.9%	14	0.5%
Diversified manufacturing	310	1.9%	324	1.7%	14	0.5%
Distributors	337	2.0%	350	1.8%	13	0.5%
Non-captive consumer	115	0.7%	128	0.7%	13	0.5%
Metals and mining	248	1.5%	261	1.3%	13	0.5%
Conventional 30-year	829	5.0%	841	4.3%	12	0.4%
Industrial - other	156	0.9%	167	0.9%	11	0.4%
Retailers	152	0.9%	163	0.8%	11	0.4%
Industries with unrealized losses
less than $10 million	2,718	16.3%	2,843	14.6%	125	4.5%
Total by industry	$16,589	100.0%	$19,384	100.0%	$2,795	100.0%

Total AFS securities	$61,096		$61,139		$2,795

Total by industry as a
percentage of total AFS securities	27.2%		31.7%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 47.4% and 47.5% of total gross unrealized losses on all AFS securities as of December 31, 2010 and 2009, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 52.6% and 52.5% of the gross unrealized losses as of December 31, 2010 and 2009, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2010.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of December 31, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$388	$422	$34
	40% to 70%	78	128	50
	Below 40%	2	11	9
Total 90 days or less		468	561	93

91 days to 180 days	Above 70%	62	77	15
	40% to 70%	26	42	16
Total 91 to 180 days		88	119	31

181 days to 270 days	Above 70%	57	62	5
	40% to 70%	1	3	2
Total 181 days to 270 days		58	65	7

271 days to 1 year	Above 70%	129	160	31
	40% to 70%	43	72	29
Total 271 days to 1 year		172	232	60

Greater than 1 year	Above 70%	1,307	1,496	189
	40% to 70%	258	441	183
	Below 40%	21	125	104
Total greater than 1 year		1,586	2,062	476

Total below investment grade and in
an unrealized loss position		$2,372	$3,039	$667

Total AFS securities		$68,811	$65,924	$1,408

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.4%	4.6%	47.4%

	Ratio of	As of December 31, 2009
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$192	$211	$19
	40% to 70%	163	307	144
	Below 40%	12	44	32
Total 90 days or less		367	562	195

91 days to 180 days	Above 70%	32	33	1
	Below 40%	2	6	4
Total 91 to 180 days		34	39	5

181 days to 270 days	Above 70%	18	25	7
	Below 40%	-	1	1
Total 181 days to 270 days		18	26	8

271 days to 1 year	Above 70%	51	60	9
	40% to 70%	18	30	12
	Below 40%	3	13	10
Total 271 days to 1 year		72	103	31

Greater than 1 year	Above 70%	1,776	2,023	247
	40% to 70%	802	1,403	601
	Below 40%	61	303	242
Total greater than 1 year		2,639	3,729	1,090

Total below investment grade and in
an unrealized loss position		$3,130	$4,459	$1,329

Total AFS securities		$61,096	$61,139	$2,795

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		5.1%	7.3%	47.5%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2010		As of December 31, 2009
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,699	99.2%	$7,142	99.5%
Delinquent and in foreclosure (1)	53	0.8%	36	0.5%
Total mortgage loans on real estate	$6,752	100.0%	$7,178	100.0%

(1)	As of December 31, 2010 and 2009, there were 10 and 8 mortgage loans that were delinquent and in foreclosure, respectively.

	As of December 31,
	2010	2009
By Segment
Retirement Solutions:
Annuities	$1,172	$1,193
Defined Contribution	920	925
Insurance Solutions:
Life Insurance	3,856	4,185
Group Protection	285	310
Other Operations	519	565
Total mortgage loans on real estate	$6,752	$7,178

As of
December 31,
2010
Allowance for Losses
Balance as of beginning-of-year	$22
Additions	18
Charge-offs, net of recoveries	(27)
Balance as of end-of-year	$13

	As of December 31, 2010			As of December 31, 2010
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,296	34.0%	CA	$1,451	21.4%
Industrial	1,804	26.7%	TX	586	8.6%
Retail	1,593	23.6%	MD	421	6.2%
Apartment	664	9.8%	VA	329	4.9%
Hotel/Motel	166	2.5%	FL	309	4.6%
Mixed use	130	1.9%	TN	301	4.5%
Other commercial	99	1.5%	WA	287	4.3%
Total	$6,752	100.0%	NC	255	3.8%
			AZ	250	3.7%
			GA	230	3.4%
			PA	201	3.0%
Geographic Region			IL	200	3.0%
Pacific	$1,841	27.2%	NV	188	2.8%
South Atlantic	1,677	24.8%	OH	184	2.7%
Mountain	619	9.2%	MN	155	2.3%
West South Central	619	9.2%	IN	153	2.3%
East North Central	613	9.1%	NJ	134	2.0%
East South Central	433	6.4%	SC	118	1.7%
Middle Atlantic	429	6.4%	MA	113	1.7%
West North Central	381	5.6%	OR	103	1.5%
New England	140	2.1%	Other states under 2%	784	11.6%
Total	$6,752	100.0%	Total	$6,752	100.0%

	As of December 31, 2010			As of December 31, 2010
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$3,016	44.7%	2011	$286	4.2%
2005	822	12.2%	2012	333	4.9%
2006	678	10.1%	2013	403	6.0%
2007	945	14.0%	2014	443	6.6%
2008	812	12.0%	2015	658	9.8%
2009	151	2.2%	2016 and thereafter	4,622	68.5%
2010	321	4.8%	Total	$6,745	100.0%
Total	$6,745	100.0%

As discussed in “Current Market Conditions,” the global financial markets and credit market conditions experienced a period of extreme volatility and disruption that began in the second half of 2007 and continued and substantially increased throughout 2008 that led to a decrease in the overall liquidity and availability of capital in the mortgage loan market, and in particular a decrease in activity by securitization lenders.  These conditions and the overall economic downturn put pressure on the fundamentals of mortgage loans through rising vacancies, falling rents and falling property values.

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios.

There were nine impaired mortgage loans, or less than 1% of the total dollar amount of mortgage loans as of both December 31, 2010 and 2009.  The carrying value on the mortgage loans that were two or more payments delinquent as of December 31, 2010, was $48 million, or 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of December 31, 2010, was $5 million.  The carrying value on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $36 million, or less than 1% of total mortgage loans.  The total principal and interest past due on the mortgage loans that were two or more payments delinquent as of December 31, 2009, was $2 million.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of December 31,
	2010	2009
Retirement Solutions:
Annuities	$95	$85
Defined Contribution	71	65
Insurance Solutions:
Life Insurance	546	485
Group Protection	30	32
Other Operations	8	29
Total alternative investments	$750	$696

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2009	2009
Retirement Solutions:
Annuities	$14	$3	$(7)	NM	143%
Defined Contribution	10	2	(8)	NM	125%
Insurance Solutions:
Life Insurance	63	(66)	(16)	195%	NM
Group Protection	5	1	(2)	NM	150%
Other Operations	1	5	(1)	-80%	NM
Total alternative investments (1)	$93	$(55)	$(34)	269%	-62%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing 2010 to 2009 was due primarily to the unfavorable effect of audit adjustments in 2009 related to completion of 2008 calendar-year financial statement audits of the investees within our portfolio and overall improvement in the equity markets in 2010 specifically benefiting our hedge fund, venture capital and energy limited partnership holdings.

As of December 31, 2010 and 2009, alternative investments included investments in approximately 95 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments,” we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Net investment income (loss) derived from our consolidated alternative investments by segment (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Years Ended
	December 31,
	2010	2009
Retirement Solutions:
Annuities	$2	$(3)
Defined Contribution	1	(3)
Insurance Solutions:
Life Insurance	14	(65)
Group Protection	1	(1)
Total	$18	$(72)

Income (loss), after-tax, derived from our consolidated alternative investments by class (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Years Ended
	December 31,
	2010	2009
Venture capital	$13	$(49)
Real estate	(2)	(12)
Oil and gas	7	(11)
Associated amortization of DAC, VOBA, DSI, and DFEL	(6)	26
Federal income tax expense (benefit)	(4)	16
Total	$8	$(30)

We believe the December 31, 2008, audit adjustments recorded during 2009 for each of the asset classes, which were more significant than those recorded in 2010 or 2008, related primarily to the adoption of Fair Value Measurements and Disclosures Topic of the FASB ASC and refinements to the valuation techniques or models used by the investees within our portfolio, which was impacted by the continued deterioration of the financial markets.  During 2008, there was extreme volatility and disruption that affected the equity and credit markets and made it challenging to arrive at certain assumptions utilized in the investee company’s valuation methodologies, which, in turn, determined the fair value of their respective portfolio companies.  Specifically, our understanding is that subjective assumptions such as forward-looking growth projections, discount rates utilized to present value expected future cash flows generated from the portfolio companies, among other items, were the focus of heavy debate and ultimately the net asset values of these particular investee companies were revised to reflect the downward revised valuations.

Non-Income Producing Investments

As of December 31, 2010 and 2009, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $17 million and $38 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Net Investment Income
Fixed maturity AFS securities	$3,694	$3,474	$3,337	6%	4%
VIEs' fixed maturity AFS securities	14	-	-	NM	NM
Equity AFS securities	6	8	26	-25%	-69%
Trading securities	157	159	166	-1%	-4%
Mortgage loans on real estate	424	462	475	-8%	-3%
Real estate	24	18	20	33%	-10%
Standby real estate equity commitments	1	1	3	0%	-67%
Policy loans	169	172	179	-2%	-4%
Invested cash	7	15	52	-53%	-71%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	67	24	29	179%	-17%
Alternative investments (2)	93	(55)	(34)	269%	-62%
Consent fees	8	5	5	60%	0%
Other investments	(3)	9	(3)	NM	NM
Investment income	4,661	4,292	4,255	9%	1%
Investment expense	(120)	(114)	(125)	-5%	9%
Net investment income	$4,541	$4,178	$4,130	9%	1%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2010	2009	2008	2010	2009
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.63%	5.81%	5.90%	(18)	(9)
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.09%	0.03%	0.04%	6	(1)
Alternative investments	0.12%	-0.08%	-0.05%	20	(3)
Consent fees	0.01%	0.01%	0.01%	-	-
Net investment income yield
on invested assets	5.85%	5.77%	5.90%	8	(13)

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Average invested assets at amortized cost	$77,584	$72,359	$70,024	7%	3%

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

The increase in net investment income when comparing 2010 to 2009 was attributable to more favorable investment income on surplus and alternative investments, higher prepayment and bond makewhole premiums (see “Alternative Investments” above and “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable and to a lesser extent issuances of common stock and debt.

Standby Real Estate Equity Commitments

Historically, we have entered into standby commitments, which obligated us to purchase real estate at a specified cost if a third-party sale does not occur within approximately one year after construction is completed.  These commitments were used by a developer to obtain a construction loan from an outside lender on favorable terms.  In return for issuing the commitment, we received an annual fee and a percentage of the profit when the property is sold.  Our expectation is that we will be obligated to fund those commitments that remain outstanding.

As of December 31, 2010 and 2009, we had standby real estate equity commitments totaling $53 million and $220 million, respectively.  During 2010, we funded commitments of $142 million and recorded a loss of $8 million.  During 2009, we recorded a $69 million estimated allowance for loss on projects due to our belief that our requirement to fund the projects in accordance with the standby equity commitments would result in a probable future loss.  Certain of these commitments were funded during 2010 and the allowance for loss related to these commitments was $13 million as of December 31, 2010.

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Fixed maturity AFS securities:
Gross gains	$107	$161	$60	-34%	168%
Gross losses	(248)	(709)	(1,119)	65%	37%
Equity AFS securities:
Gross gains	9	6	1	50%	NM
Gross losses	(3)	(27)	(163)	89%	83%
Gain (loss) on other investments	(53)	(130)	37	59%	NM
Associated amortization of DAC, VOBA, DSI, and
DFEL and changes in other contract holder funds	8	161	256	-95%	-37%
Total realized gain (loss) related to certain
investments	$(180)	$(538)	$(928)	67%	42%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2010 and 2009, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Fixed Maturity Securities
Corporate bonds	$(90)	$(214)	$(551)	58%	61%
MBS:
CMOs	(65)	(250)	(303)	74%	17%
CMBS	(41)	-	(1)	NM	100%
ABS CDOs	(1)	(39)	(1)	97%	NM
Hybrid and redeemable preferred securities	(5)	(67)	(50)	93%	-34%
Total fixed maturity securities	(202)	(570)	(906)	65%	37%

Equity Securities
Banking securities	-	(10)	(131)	100%	92%
Insurance securities	-	(8)	(1)	100%	NM
Other financial services securities	(3)	(3)	(24)	0%	88%
Other securities	-	(6)	(7)	100%	14%
Total equity securities	(3)	(27)	(163)	89%	83%
Gross OTTI recognized in net income (loss)	(205)	(597)	(1,069)	66%	44%
Associated amortization of DAC, VOBA, DSI
and DFEL	53	205	218	-74%	-6%
Net OTTI recognized in net income (loss),
pre-tax	$(152)	$(392)	$(851)	61%	54%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$98	$357	$-	-73%	NM
Change in DAC, VOBA, DSI and DFEL	(10)	(82)	-	88%	NM
Net portion of OTTI recognized in OCI, pre-tax	$88	$275	$-	-68%	NM

When comparing 2010 to 2009, the decrease in write-downs for OTTI on our AFS securities was attributable primarily to overall improvement in the credit markets as compared to the prior year.  Losses in 2010 were attributable primarily to certain corporate bond holdings within the entertainment, banking and diversified manufacturing sectors, as well as deteriorating fundamentals within the commercial and residential real estate market that affected select RMBS and CMBS holdings.

The $303 million of impairments taken during 2010 were split between $205 million of primarily credit related impairments and $98 million of non-credit related impairments.  The credit-related impairments were largely attributable to our RMBS and mortgage-related ABS holdings that have suffered from continued deterioration in housing fundamentals.  The non-credit related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will sell the securities before recovery.

REINSURANCE

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each of our insurance companies’ retention limits is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management.  We utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2010, the reserves associated with these reinsurance arrangements totaled $935 million.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect premiums, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  As of December 31, 2010 and 2009, the amounts recoverable from reinsurers were $6.5 billion and $6.4 billion, respectively.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $3.0 billion as of December 31, 2010 and 2009.  Swiss Re has funded a trust with a balance of $1.7 billion as of December 31, 2010, to support this business.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re funded an additional trust during the fourth quarter of 2009 with a balance of approximately $1.5 billion as of December 31, 2010, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives included $1.1 billion and $78 million, respectively, as of December 31, 2010, related to the business sold to Swiss Re.

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

During the third quarter of 2006, one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies.  Of the $578 million of fixed annuity business that we reinsure with Scottish Re, approximately 83% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re.  For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust supporting the reserves for the benefit of LNC.  In addition to fixed annuities, we have approximately $161 million of policy liabilities on the life insurance business that we have reinsured with Scottish Re.  Scottish Re continues to perform under its contractual responsibilities to us.  We continue to evaluate the effect of these rating downgrades with respect to our existing exposures to Scottish Re.  Based on current information, we do not believe that Scottish Re’s rating downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

See Note 9 for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.7 billion, $937 million and $1.3 billion in 2010, 2009 and 2008, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During 2010, our payables for collateral on derivative investments increased by $183 million, which was attributable primarily to increased notional amounts.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Dividends from Subsidiaries
The Lincoln National Life Insurance Company ("LNL")	$684	$405	$400	69%	1%
Lincoln Financial Media (1)	-	2	659	-100%	-100%
First Penn-Pacific	-	50	50	-100%	0%
Lincoln UK	-	-	24	NM	-100%
Delaware Investments (2)	390	10	51	NM	-80%
Lincoln Barbados	-	300	-	-100%	NM
Other	28	-	54	NM	-100%
Loan Repayments and Interest from Subsidiary
LNL interest on inter-company notes (3)	83	83	83	0%	0%
	$1,185	$850	$1,321	39%	-36%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$368	$652	$-	-44%	NM
Lincoln UK sale proceeds	18	307	-	-94%	NM
Increase (decrease) in commercial paper, net	1	(216)	50	100%	NM
Net capital received from (paid for taxes on)
stock option exercises and restricted stock	-	(1)	15	100%	NM
	$387	$742	$65	-48%	NM

(1)	During May of 2009, Lincoln Financial Media became a subsidiary of LNL. For 2008, amount includes proceeds on the sale of certain discontinued media operations. For more information, see Note 3.
(2)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.
(3)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  As discussed in “Part I – Item 1. Business – Regulatory – Insurance Regulation” above, we may not consider the benefit from the statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, Lincoln Life & Annuity Company of New York, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $630 million in 2011 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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
Subsidiaries’ Statutory Reserving and Surplus

The RBC ratio is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries, as a reduction in our insurance subsidiaries’ surplus may affect their RBC ratios and dividend-paying capacity.  For a discussion of RBC ratios, see “Part I – Item 1. Business – Regulatory – Insurance Regulation – Risk-Based Capital.”

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  For example, if the level of the S&P 500 had been 10% lower as of December 31, 2010, we estimate that our RBC ratios would have declined by approximately 5% to 15% of RBC.  Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2010, we estimate that our capital would have increased by approximately 5% to 15% of RBC.  However, the magnitude of such sensitivities could vary significantly depending on a variety of factors, including, but not limited to, contract holder activity, hedge positions, changes in interest rates and the rate or volatility of market movements.

Changes in equity markets may also affect the capital position of our captive reinsurance subsidiaries based on their hedge position at the time.  We may decide to reallocate available capital between our insurance subsidiaries and captives, which would result in different RBC ratios for our insurance subsidiaries.  In addition, changes in the equity markets can affect the value of our variable annuity separate accounts.  When the market value of our separate account assets increases, the statutory surplus within our insurance subsidiaries also increases.  Contrarily, when the market value of our separate account assets decreases, the statutory surplus within our insurance subsidiaries may also decrease, which may affect RBC ratios, and in the case of our separate account assets becoming less than the related product liabilities, we must allocate additional capital to fund the difference.

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

On June 18, 2010, we closed on the issuance and sale of 14,137,615 shares of our common stock at a price to the public of $27.25 per share and also completed the issuance and sale of $250 million aggregate principal amount of our 4.30% senior notes due 2015.  We used the proceeds of these offerings along with cash at the holding company to redeem our Series B preferred stock that we had issued to the U.S. Treasury in connection with our participation in the CPP on June 30, 2010.  As a result of redeeming the preferred stock, we accelerated the remaining accretion of the preferred stock issuance discount of $131 million and recorded a corresponding charge to retained earnings and income (loss) available to common stockholders in the calculation of earnings (loss) per common share.

In addition, we completed the issuance and sale of $500 million aggregate principal amount of our 7.00% senior notes due 2040, and we used the net proceeds from this offering as part of a long-term financing solution supporting the life reserves of certain UL products of our insurance subsidiaries.  See “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” for more information.  The net proceeds from these offerings were $1.1 billion.  For more information about our debt issuances, see Note 13.

On January 4, 2010, we closed on the sale of Delaware and received net of tax proceeds of approximately $405 million.  On October 1, 2009, we closed on the sale of Lincoln UK and received net of tax proceeds of $307 million.  As a result of post-closing adjustments related to this transaction, we received additional consideration of $18 million, net of tax, during the second quarter of 2010.  For more information on the disposition of these businesses, see “Acquisitions and Dispositions” and Note 3.

Details underlying debt and financing activities (in millions) were as follows:

	For the Year Ended December 31, 2010
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper (2)	$99	$-	$-	$-	$1	$100
Current maturities of long-term debt (3)	250	-	(250)	-	250	250
Other short-term debt (4)	1	-	-	-	-	1
Total short-term debt	$350	$-	$(250)	$-	$251	$351

Long-Term Debt
Senior notes	$2,960	$749	$-	$1	$(246)	$3,464
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of
Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Junior subordinated debentures
issued to affiliated trusts	155	-	(155)	-	-	-
Capital securities	1,485	-	-	-	-	1,485
Total long-term debt	$5,050	$749	$(155)	$1	$(246)	$5,399

(1)	Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums.
(2)	During 2010, we had an average of $100 million outstanding, a maximum amount outstanding of $117 million at any time and a weighted average interest rate of 0.41%.
(3)
As of December 31, 2010, consisted of a 6.20% fixed rate senior note that matures in less than one year.  As of December 31, 2009, we reported $250 million in short-term debt that consisted of a floating rate senior note that matured on March 12, 2010 (see below for discussion of our funding the maturity of this note).

(4)
Consisted of advances from the FHLBI with a maturity of less than one year when made.  During 2010, we had an average and maximum amount outstanding of $1 million and a weighted average interest rate of 0.56%.

On December 15, 2010, we redeemed the aggregate principal amount of our junior subordinated debentures issued to affiliated trusts of $155 million.  For more information, see our Form 8-K filed on November 18, 2010, and Note 13.

On March 12, 2010, we funded the maturity of a $250 million floating rate senior note with the majority of our proceeds from our $300 million 6.25% senior offering in December 2009.  Within the next two years, we have a $250 million 6.20% fixed rate senior note maturing on December 15, 2011, and a $300 million 5.65% fixed rate senior note maturing on August 27, 2012.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of December 31, 2010, the holding company had $582 million in cash and cash equivalents; however, as discussed below, it had a $174 million receivable under the inter-company cash management program, partially offset by commercial paper outstanding of $100 million.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales and do have any other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 5.

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of December 31, 2010

	Expiration	Maximum	Borrowings	LOCs
	Date	Available	Outstanding	Issued
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350	N/A
364-day revolving credit facility	Jun-2011	500	-	-
Four-year revolving credit facility	Jun-2014	1,500	-	1,498
Ten-year LOC facility	Dec-2019	550	-	550
Total		$3,180	$350	$2,048

(1)
We are allowed to borrow up to 20 times the amount of our common stock investment in the FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  As of December 31, 2010, we had a $250 million floating-rate term loan outstanding under the facility (classified within long-term debt on our Consolidated Balance Sheets) due June 20, 2017, which may be prepaid at any time.  We also borrowed $100 million under the facility (classified within payables for collateral on investments on our Consolidated Balance Sheets) at a rate of 0.65% that is due May 25, 2011.

Effective June 9, 2010, we entered into two revolving credit facilities with a syndicate of banks.  One agreement (the “Four-Year Agreement”) allows for issuance of LOCs, as well as borrowings to finance any draws under the LOCs.  The Four-Year Agreement is unsecured and has a commitment termination date of June 9, 2014.  The Four-Year Agreement must be used primarily to provide LOCs in support of certain life insurance reserves.  The second agreement (the “364-Day Agreement,” and together with the “Four-Year Agreement” the “credit facility”) allows for borrowing or issuance of LOCs and may be used for general corporate purposes.  The 364-Day Agreement is unsecured and has a commitment termination date of June 8, 2011.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of each agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the state regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility (other than net proceeds used to repay investments to the U.S. Treasury under the CPP); and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2010, we were in compliance with all such covenants.

On December 31, 2009, LNC and certain of its subsidiaries entered into a reimbursement agreement with a third-party lender.  Under this agreement, the lender issued a $550 million 10-year irrevocable LOC for the benefit of our primary insurance subsidiary, LNL.  The LOC supports an inter-company reinsurance agreement on term life insurance business.  Pursuant to the terms of the reimbursement agreement, in the event amounts are drawn under the LOC by LNL, certain of our subsidiaries would be obligated to reimburse the lender for the amount of any such drawn amount (including interest thereon).  Neither LNC nor LNL is liable to the lender to reimburse any drawn amounts (or interest thereon); however, LNC has agreed, pursuant to the terms of a fee letter with the lender, to be liable with certain of our subsidiaries for the payment of LOC fees.  For more information, see “Results of Insurance Solutions – Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain” and our Form 8-K filed on January 7, 2010.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2

(S&P/Moody’s) as of December 31, 2010.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Ratings” for additional information on our current bond ratings.

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2011, and June 30, 2011.  For more information, see “Part I – Item 1A. Risk Factors – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

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

The holding company did not borrow from the cash management program during 2010.  There was no balance as of December 31, 2010.  In addition, the holding company had an outstanding receivable of $174 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account as of December 31, 2010.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of December 31, 2010, our insurance subsidiaries had securities with a carrying value of $199 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Divestitures

For a discussion of our divestitures, see “Part I – Item 1. Business – Acquisitions and Dispositions,” “Acquisitions and Dispositions” and Note 3.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Common dividends to stockholders	$12	$62	$429	-81%	-86%
Repurchase and cancellation of common stock
warrants	48	-	-	NM	NM
Repurchase of common stock	25	-	476	NM	-100%
Total cash returned to stockholders	$85	$62	$905	37%	-93%

Number of shares issued	14.138	46.000	-	-70%	NM
Average price per share	$26.09	$14.34	$-	86%	NM

Number of shares repurchased	1.048	-	9.091	NM	-100%
Average price per share	$23.87	$-	$52.31	NM	-100%

Note:  Average price per share is calculated using whole dollars instead of dollars rounded to millions.

On September 22, 2010, the U.S. Treasury closed an underwritten secondary public offering of 13,049,451 warrants issued in connection with our participation in the CPP, each representing the right to purchase one share of our common stock, no par value per share.  The warrants have an exercise price of $10.91, subject to adjustment, and expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”  We did not receive any of the proceeds of the warrant offering; however, we paid $48 million to purchase 2,899,159 warrants at auction, which were subsequently canceled.

On November 11, 2010, our Board of Directors approved an increase of the dividend on our common stock from $0.01 to $0.05 per share.  Additionally, on November 11, 2010, we announced our plan to repurchase up to $125 million of common stock under our security repurchase authorization.  During 2010, we repurchased 1,048,289 shares at an average price of $23.87 for a total cost of $25 million.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2010	2009	2008	2010	2009
Debt service (interest paid)	$281	$241	$280	17%	-14%
Capital contribution to subsidiaries	125	1,260	-	-90%	NM
Total	$406	$1,501	$280	-73%	NM

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2010, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other
contract holder obligations (1)	$14,974	$28,470	$24,818	$83,848	$152,110
Short-term debt	351	-	-	-	351
Long-term debt (2)	250	500	750	4,114	5,614
Reverse repurchase agreements	281	-	-	-	281
Operating leases	40	66	41	64	211
Stadium naming rights (3)	6	14	14	54	88
Outsourcing arrangements (4)	12	5	3	-	20
Retirement and other plans (5)	86	180	182	469	917
Totals	$16,000	$29,235	$25,808	$88,549	$159,592

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

(3)	Includes a maximum annual increase related to the Consumer Price Index.
(4)	Includes an information technology agreement and certain other outsourcing arrangements.
(5)	Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2020 and known payments under deferred compensation arrangements.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans, discussed in “Defined Benefit Contributions” below.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $401 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2010, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$500	$-	$1,500	$830	$2,830
Investment commitments	616	189	49	-	854
Standby commitments to purchase real
estate upon completion and leasing (1)	53	-	-	-	53
Media commitments (2)	15	16	-	-	31
Total	$1,184	$205	$1,549	$830	$3,768

(1)	See “Consolidated Investments – Standby Real Estate Equity Commitments” above for additional information.
(2)	Consists primarily of employment contracts and rating service contracts.

Defined Benefit Contributions

We contributed $31 million, $11 million and $14 million in 2010, 2009 and 2008, respectively, to U.S. pension plans; less than $1 million, $44 million and $2 million in 2010, 2009 and 2008, respectively, to our U.K. pension plan; and $15 million, $16 million and $15 million in 2010, 2009 and 2008, respectively, to our postretirement plan that provides medical, dental and life insurance benefits.  Our U.S. defined benefit pension plans were frozen as of December 31, 2007, or earlier; and our non-U.S. defined benefit pension plan was frozen as of September 30, 2009.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.

Based on our calculations, we do not expect to be required to make any contributions to our qualified pension plans in 2011 under applicable pension law; however, we analyze and review opportunities to make contributions in excess of those required under applicable pension law.  Such excess contributions will be made from time to time if, based on our analysis, we believe that the excess contributions serve the best interests of both the Company and of plan participants.

We expect to fund approximately $10 million to our nonqualified U.S. defined benefit plan and $10 million to our postretirement benefit plans during 2011.  These amounts include anticipated benefit payments for nonqualified plans.

The majority of contributions and benefit payments are made by our insurance subsidiaries with little holding company cash flow affects.  See Note 18 for additional information.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  The exposures of financial instruments to market risks, and the related risk management process, are most important to our Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with, our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8.  Financial Statements and Supplementary Data,” as well as “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).”

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2010:

								Estimated
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,446	$2,764	$3,391	$3,486	$2,912	$48,992	$63,991	$67,021
Average interest rate	6.1%	5.8%	5.7%	6.1%	5.4%	5.8%	5.8%
Variable interest rate securities	$70	$47	$132	$236	$89	$4,540	$5,114	$4,187
Average interest rate	0.6%	7.5%	5.1%	3.6%	7.4%	4.5%	4.5%
Mortgage loans	$286	$332	$403	$443	$659	$4,622	$6,745	$7,183
Average interest rate	7.6%	6.9%	6.2%	6.2%	6.1%	6.3%	6.3%
Rate Sensitive Liabilities
Investment type
insurance contracts (1)	$1,411	$1,518	$1,852	$2,225	$1,752	$19,329	$28,087	$29,166
Average interest rate (1)	6.1%	5.9%	5.8%	5.9%	5.5%	5.7%	5.7%
Debt	$351	$300	$200	$500	$250	$4,114	$5,715	$5,876
Average interest rate	4.6%	5.7%	2.0%	4.8%	4.3%	6.5%	5.9%
Rate Sensitive Derivative
Financial Instruments
Interest rate and foreign
currency swaps:
Pay variable/receive fixed	$24	$300	$45	$500	$85	$5,085	$6,039	$(106)
Average pay rate	0.7%	4.2%	1.0%	2.5%	1.0%	0.8%	1.1%
Average receive rate	4.5%	5.7%	5.6%	4.8%	2.9%	4.0%	4.2%
Pay fixed/receive variable	$203	$583	$473	$503	$214	$2,691	$4,667	$(362)
Average pay rate	4.0%	3.4%	2.8%	3.4%	4.4%	4.6%	4.1%
Average receive rate	0.3%	0.3%	0.3%	0.3%	0.3%	0.6%	0.5%
Interest rate cap agreements:
Contractual notional	$150	$-	$-	$-	$-	$8,050	$8,200	$51
Average strike rate (2)	7.0%	0.0%	0.0%	0.0%	0.0%	7.8%	7.8%
Forward CMT curve (3)	3.4%	0.0%	0.0%	0.0%	0.0%	5.0%	5.0%
Interest rate futures:
2-year treasury notes
contractual notional	$740	$-	$-	$-	$-	$-	$740	$-
5-year treasury notes
contractual notional	341	-	-	-	-	-	341	-
10-year treasury notes
contractual notional	247	-	-	-	-	-	247	-
Treasury bonds
contractual notional	924	-	-	-	-	-	924	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the seven-year constant maturity swap.
(3)	The constant maturity treasury (“CMT”) curve is the seven-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2009:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$58,767	$58,984
Variable interest rate securities	6,019	4,337
Mortgage loans on real estate	7,172	7,316
Investment type insurance contracts (1)	26,538	26,319
Debt	5,368	5,108
Interest rate and foreign currency swaps	7,228	(253)

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed income securities, commercial mortgages and mortgage-backed securities in our general accounts in order to borrow at lower market rates, which exacerbate this risk.  Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Prolonged historically low rates are not healthy for our business fundamentals.  However, we have recognized this threat and have been proactive in our investment strategies, product designs, crediting rate strategies and overall asset-liability practices to mitigate the risk of unfavorable consequences in this type of environment.  For some time now, new products have been sold with low minimum crediting floors, and we apply disciplined asset-liability management standards, such as locking in spreads on these products at the time of issue.  In addition, interest rates have recently been on the rise.

The following summarizes solely a hypothetical significant unfavorable stress scenario to earnings if new money rates, currently averaging approximately 50 to 75 basis points below our portfolio yields, remain in place through 2012 as opposed to a scenario that we would expect to occur.  This scenario is simply an illustration of the sensitivity to our earnings if such a stress scenario were to happen:

•
Insurance Solutions – Life Insurance – The stress on earnings has been mitigated by proactive strategies to lock in long-dated and high-yielding assets.  We executed on strategies which allowed us to effectively pre-buy assets in anticipation of future flows and maturing securities.  We have also taken actions on crediting rates.  We estimate the spread compression would have no effect on 2011 earnings and would unfavorably affect earnings by approximately $15 million during 2012 and $30 million during 2013.  We pursue proactive strategies to lock-in long-dated and high-yielding assets to manage this risk.  Our methodology assumes that new money rates grade from current levels to a long-term yield assumption over time.  During the third quarter of 2010, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  As a result, we recorded a prospective unlocking, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” and “Results of Insurance Solutions – Life Insurance” in the MD&A.

•
Retirement Solutions – The earnings drag from spread compression is modest and largely concentrated in our Defined Contribution segment, which is a function of this segment having higher guaranteed crediting rates and recurring premiums.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $0 to $5 million during 2011, $0 to $5 million during 2012 and $5 million to $10 million during 2013.  Since we currently have the ability to manage spread compression through credit rate actions, our Annuities business is not currently sensitive to spread compression so there is very little effect estimated.  The risk for our Annuities business is sensitivity to sharp rising rates and we manage this risk by selling market value adjusted product and through purchase of derivative protection.

•
Insurance Solutions – Group Protection – The earnings effect is minimal as we reviewed the discount rate assumptions associated with our long-term disability claim reserves during the third quarter of 2010, which resulted in lowering the discount rate by 25 basis points and decreasing income from operations by $2 million.  Spread compression would unfavorably affect annualized earnings by up to $5 million during 2011.

•
Other Operations – We may also be affected by sensitivity to our exposures in our institutional pension and disability run-off blocks of business that are sensitive to interest rates and could contribute to an effect.

The estimates above are based upon a hypothetical stressed scenario and are only representative of the effects of new money rates remaining in place through 2012 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors.  In addition, the scenario only illustrated the effect to spreads and certain unlocking and reserve changes.  Minimum guaranteed rates on annuity and universal life (“UL”) policies generally range from 0.6% to 5.0%.  Other potential effects of the scenario were not considered in the analysis.  See “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rates.

The following provides detail on the percentage differences between the December 31, 2010, interest rates being credited to contract holders based on fourth quarter of 2010 declared rates and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions -		%
		Defined	Life		Account
	Annuities	Contribution	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$4,823	$8,891	$22,707	$36,421	59.7%
up to .10%	66	29	567	662	1.1%
0.11% to .20%	22	7	153	182	0.3%
0.21% to .30%	252	23	186	461	0.8%
0.31% to .40%	16	1	390	407	0.7%
0.41% to .50%	39	2	700	741	1.2%
0.51% to .60%	64	-	698	762	1.3%
0.61% to .70%	13	176	437	626	1.0%
0.71% to .80%	41	-	304	345	0.6%
0.81% to .90%	10	-	272	282	0.5%
0.91% to 1.0%	33	275	137	445	0.7%
1.01% to 1.50%	537	92	440	1,069	1.8%
1.51% to 2.00%	329	6	51	386	0.6%
2.01% to 2.50%	206	148	-	354	0.6%
2.51% to 3.00%	43	18	110	171	0.3%
3.01% and above	8	19	-	27	0.0%
Total discretionary rate setting products	6,502	9,687	27,152	43,341	71.2%
Other contracts (4)	14,450	3,092	-	17,542	28.8%
Total account values	$20,952	$12,779	$27,152	$60,883	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	74.2%	91.8%	83.6%	84.0%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates in excess of average minimum guaranteed rates for our Annuities, Defined Contribution and Life Insurance segments were 32 basis points, 10 basis points and 11 basis points, respectively.

(4)
Includes multi-year guarantee annuities, indexed annuities, modified guarantee annuities, single premium immediate annuities, dollar cost averaging contracts and indexed-based rate setting products for our Defined Contribution segment.  The average crediting rates in excess of average minimum guaranteed rates for indexed-based rate setting products within our Defined Contribution segment was 36 basis points, and 47% of account values were already at their minimum guaranteed rates.

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

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both annuities and UL, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders.  The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more.  Accordingly, the earned rate on each portfolio lags behind changes in market yields.  As rates rise, the lag may be increased by slowing mortgage-backed securities prepayments.  The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates.  If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders.  If we credit more competitive renewal rates to limit surrenders, our spreads will narrow.  We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios.  Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions.  With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances.

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

Foreign Currency Exchange Risk

Foreign Currency Denominated Investments

We invest in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated securities.  We use foreign currency swaps and foreign currency forwards to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies.  The currency risk is hedged using foreign currency derivatives of the same currency as the bonds.  See Note 6 for additional information on our foreign currency swaps and foreign currency forwards used to hedge our exposure to foreign currency exchange risk.

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2010, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Currencies
British pound	$-	$-	$-	$-	$-	$66	$66	$70
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.20%	6.20%
Canadian dollar	$-	$-	$-	$33	$-	$10	$43	$45
Interest rate	0.00%	0.00%	0.00%	6.10%	0.00%	5.60%	6.00%
New Zealand dollar	$-	$-	$-	$-	$34	$-	$34	$35
Interest rate	0.00%	0.00%	0.00%	0.00%	3.70%	0.00%	3.70%
Euro	$-	$-	$-	$70	$-	$92	$162	$163
Interest rate	0.00%	0.00%	0.00%	4.80%	0.00%	5.00%	4.90%
Australian dollar	$-	$-	$-	$-	$-	$38	$38	$34
Interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.40%	7.40%
Total currencies	$-	$-	$-	$103	$34	$206	$343	$347
Derivatives
Foreign currency swaps	$-	$-	$-	$94	$30	$216	$340	$30

The following provides our principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps (in millions):

	As of December 31, 2009
	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$69	$69
Canadian dollar	41	41
New Zealand dollar	31	32
Euro	173	167
Australian dollar	33	28
Total currencies	$347	$337
Derivatives
Foreign currency swaps	$340	$14

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end sales loads (“DFEL”).  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A for further discussion on the effects of equity markets on our RTM.

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

	As of December 31, 2010				As of December 31, 2009
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$154	$154	$169	$139	$219	$219
Foreign equities	45	45	50	41	61	61
Subtotal	199	199	219	180	280	280
Real estate	202	215	237	194	174	195
Other equity interests	935	945	1,040	851	888	898
Total	$1,336	$1,359	$1,496	$1,225	$1,342	$1,373

	As of December 31, 2010				As of December 31, 2009
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Derivatives (1)
Equity futures	$907	$-	$(37)	$37	$1,147	$-
Total return swaps	100	-	11	(11)	156	-
Put options	5,602	1,151	1,060	1,268	4,093	935
Call options (Based on S&P 500)	4,083	301	385	217	3,440	215
Total	$10,692	$1,452	$1,419	$1,511	$8,836	$1,150

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2007 through 2010.  See Note 6 and Note 20 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

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

Effect of Equity Market Sensitivity

Due to the use of our RTM process and our hedging strategies as described in “Critical Accounting Policies and Estimates” in the MD&A, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, DSI and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an effect to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.

The following table presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) were to decrease to 800 over 6 months after December 31, 2010, and remain at that level through the next 6 months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

S&P 500
at 800 (1)
Segment
Retirement Solutions - Annuities	$(138)
Retirement Solutions - Defined Contribution	(18)

(1)
The baseline for these effects assumes 9% annual separate account growth beginning on January 1, 2011.  The baseline is then compared to a scenario of the S&P 500 at the 800 level, which assumes the index moves to the level as noted above and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 800 level scenario is presented.

Refer to “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in the MD&A for discussion on the effects of equity markets on our RTM.

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

Default Risk

Our portfolio of invested assets was $83.3 billion and $75.9 billion as of December 31, 2010 and 2009, respectively.  Of this total, $53.5 billion and $47.1 billion consisted of corporate bonds and $6.8 billion and $7.2 billion consisted of commercial mortgages as of December 31, 2010 and 2009, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives

We use credit-related derivatives to minimize our exposure to credit-related events and we also sell credit default swaps to offer credit protection to our contract holders and investors.  See Note 6 for additional information.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of December 31, 2010 and 2009, our counterparty risk exposure, net of collateral, was $184 million and $292 million, respectively.  As of December 31, 2010, we had exposure to 17 counterparties, with a maximum exposure of $43 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of Lincoln National Corporation drop below BBB-/Baa3 (S&P/Moody’s).  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of December 31,
	2010	2009
Rating
AAA	$7	$-
AA	26	202
A	146	82
BBB	5	8
Total	$184	$292

Item 8.  Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Lincoln National Corporation to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States of America generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States of America generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedules listed in the Index at 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with United States of America generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2010 the Corporation changed its method of accounting for the consolidation of variable interest entities.  Also, as discussed in Note 2 to the consolidated financial statements, in 2009 the Corporation changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 25, 2011

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2010	2009
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2010 - $65,175; 2009 - $60,757)	$68,030	$60,818
Variable interest entities' fixed maturity securities (amortized cost: 2010 - $570)	584	-
Equity securities (cost: 2010 - $179; 2009 - $382)	197	278
Trading securities	2,596	2,505
Mortgage loans on real estate	6,752	7,178
Real estate	202	174
Policy loans	2,865	2,898
Derivative investments	1,076	1,010
Other investments	1,038	1,057
Total investments	83,340	75,918
Cash and invested cash	2,741	4,025
Deferred acquisition costs and value of business acquired	8,930	9,510
Premiums and fees receivable	335	321
Accrued investment income	933	889
Reinsurance recoverables	6,527	6,426
Goodwill	3,019	3,013
Other assets	3,369	3,831
Separate account assets	84,630	73,500
Total assets	$193,824	$177,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$16,339	$15,958
Other contract holder funds	67,599	64,147
Short-term debt	351	350
Long-term debt	5,399	5,050
Reinsurance related embedded derivatives	102	31
Funds withheld reinsurance liabilities	1,149	1,261
Deferred gain on business sold through reinsurance	468	543
Payables for collateral on investments	1,659	1,907
Variable interest entities' liabilities	132	-
Other liabilities	3,190	2,986
Separate account liabilities	84,630	73,500
Total liabilities	181,018	165,733

Contingencies and Commitments (See Note 14)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized:
Series A preferred stock - 10,914 and 11,497 shares issued and outstanding
as of December 31, 2010, and December 31, 2009, respectively	-	-
Series B preferred stock - 950,000 shares outstanding as of December 31, 2009	-	806
Common stock - 800,000,000 shares authorized; 315,718,554 and 302,223,281 shares
issued and outstanding as of December 31, 2010, and December 31, 2009, respectively	8,124	7,840
Retained earnings	3,934	3,316
Accumulated other comprehensive income (loss)	748	(262)
Total stockholders' equity	12,806	11,700
Total liabilities and stockholders' equity	$193,824	$177,433

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Insurance premiums	$2,176	$2,064	$2,018
Insurance fees	3,234	2,922	3,067
Net investment income	4,541	4,178	4,130
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(240)	(667)	(851)
Portion of loss recognized in other comprehensive income	88	275	-
Net other-than-temporary impairment losses on securities
recognized in earnings	(152)	(392)	(851)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	75	(754)	316
Total realized gain (loss)	(77)	(1,146)	(535)
Amortization of deferred gain on business sold through reinsurance	75	76	76
Other revenues and fees	458	405	468
Total revenues	10,407	8,499	9,224
Benefits and Expenses
Interest credited	2,485	2,463	2,502
Benefits	3,330	2,836	3,059
Underwriting, acquisition, insurance and other expenses	3,067	2,794	3,138
Interest and debt expense	291	197	281
Impairment of intangibles	-	730	381
Total benefits and expenses	9,173	9,020	9,361
Income (loss) from continuing operations before taxes	1,234	(521)	(137)
Federal income tax expense (benefit)	283	(106)	(127)
Income (loss) from continuing operations	951	(415)	(10)
Income (loss) from discontinued operations, net of federal
income taxes	29	(70)	67
Net income (loss)	980	(485)	57
Preferred stock dividends and accretion of discount	(167)	(35)	-
Net income (loss) available to common stockholders	$813	$(520)	$57

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$2.53	$(1.60)	$(0.04)
Income (loss) from discontinued operations	0.09	(0.25)	0.26
Net income (loss)	$2.62	$(1.85)	$0.22

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$2.45	$(1.60)	$(0.04)
Income (loss) from discontinued operations	0.09	(0.25)	0.26
Net income (loss)	$2.54	$(1.85)	$0.22

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Preferred Stock
Balance as of beginning-of-year	$806	$-	$-
Issuance (redemption) of Series B preferred stock	(950)	794	-
Accretion of discount on Series B preferred stock	144	12	-
Balance as of end-of-year	-	806	-

Common Stock
Balance as of beginning-of-year	7,840	7,035	7,200
Issuance of common stock	368	652	-
Issuance (repurchase and cancellation) of common stock warrants	(48)	156	-
Stock compensation/issued for benefit plans	18	(8)	78
Deferred compensation payable in stock	-	5	6
Effect of amendment to deferred compensation plans	(29)	-	-
Retirement of common stock/cancellation of shares	(25)	-	(249)
Balance as of end-of-year	8,124	7,840	7,035

Retained Earnings
Balance as of beginning-of-year	3,316	3,745	4,293
Cumulative effect from adoption of new accounting standards	(169)	102	(4)
Comprehensive income (loss)	1,809	2,158	(2,971)
Less other comprehensive income (loss), net of tax	829	2,643	(3,028)
Net income (loss)	980	(485)	57
Retirement of common stock	-	-	(227)
Dividends declared: Common (2010 - $0.080; 2009 - $0.040; 2008 - $1.455)	(26)	(11)	(374)
Dividends on preferred stock	(23)	(23)	-
Accretion of discount on Series B preferred stock	(144)	(12)	-
Balance as of end-of-year	3,934	3,316	3,745

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	(262)	(2,803)	225
Cumulative effect from adoption of new accounting standards	181	(102)	-
Other comprehensive income (loss), net of tax	829	2,643	(3,028)
Balance as of end-of-year	748	(262)	(2,803)
Total stockholders' equity as of end-of-year	$12,806	$11,700	$7,977

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$980	$(485)	$57
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(246)	(316)	(262)
Trading securities purchases, sales and maturities, net	47	(3)	205
Change in premiums and fees receivable	(14)	128	69
Change in accrued investment income	(44)	(75)	11
Change in future contract benefits and other contract holder funds	643	(463)	1,071
Change in reinsurance related assets and liabilities	22	77	(346)
Change in federal income tax accruals	414	9	(504)
Realized (gain) loss	77	1,146	535
(Gain) loss on early extinguishment of debt	5	(64)	-
Amortization of deferred gain on business sold through reinsurance	(75)	(76)	(76)
Impairment of intangibles	-	730	381
(Gain) loss on disposal of discontinued operations	(66)	219	12
Other	(23)	110	106
Net cash provided by (used in) operating activities	1,720	937	1,259

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(13,057)	(13,532)	(6,800)
Sales of available-for-sale securities	3,118	3,818	2,285
Maturities of available-for-sale securities	4,652	3,330	3,881
Purchases of other investments	(3,581)	(4,261)	(3,510)
Sales or maturities of other investments	3,239	4,340	3,613
Increase (decrease) in payables for collateral on investments	(248)	(1,799)	2,571
Proceeds from sale of subsidiaries/businesses, net of cash disposed	321	327	648
Other	(74)	(75)	(117)
Net cash provided by (used in) investing activities	(5,630)	(7,852)	2,571

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(405)	(522)	(300)
Issuance of long-term debt, net of issuance costs	749	788	450
Increase (decrease) in commercial paper, net	1	(216)	50
Deposits of fixed account values, including the fixed portion of variable	11,080	11,378	9,840
Withdrawals of fixed account values, including the fixed portion of variable	(5,305)	(5,530)	(5,998)
Transfers to and from separate accounts, net	(2,957)	(2,248)	(2,204)
Payment of funding agreements	-	-	(550)
Common stock issued for benefit plans and excess tax benefits	1	-	49
Issuance (redemption) of Series B preferred stock and issuance (repurchase and
cancellation) of associated common stock warrants	(998)	950	-
Issuance of common stock	368	652	-
Repurchase of common stock	(25)	-	(476)
Dividends paid to common and preferred stockholders	(42)	(79)	(430)
Net cash provided by (used in) financing activities	2,467	5,173	431

Net increase (decrease) in cash and invested cash, including discontinued operations	(1,443)	(1,742)	4,261
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,184	5,926	1,665
Cash and invested cash, including discontinued operations, as of end-of-year	$2,741	$4,184	$5,926
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

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of LNC and all other entities in which we have a controlling financial interest and any variable interest entities (“VIEs”) in which we are the primary beneficiary.  See Note 4 below for additional details.  Entities in which we do not have a controlling financial interest and do not exercise significant management influence over the operating and financing decisions are reported using the equity method.  The carrying value of our investments that we account for using the equity method on our Consolidated Balance Sheets and equity in earnings on our Consolidated Statements of Income (Loss) is not material.  All material inter-company accounts and transactions have been eliminated in consolidation.

Our involvement with VIEs is primarily to obtain financing to either invest in assets that allow us to gain exposure to a broadly diversified pool of corporate issuers or to support our UL business with secondary guarantees.  The factors used to determine whether or not we are the primary beneficiary and must consolidate a VIE in which we hold a variable interest changed effective January 1, 2010, upon the adoption of new accounting guidance.  See “Consolidations Topic” in Note 2 for details.  Beginning January 1, 2010, we continuously analyze the primary beneficiary of our VIEs, to determine whether we are the primary beneficiary, by applying a qualitative approach to identify the variable interest that has the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive returns that could potentially be significant to the VIE.

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

Business Combinations

For all business combination transactions occurring after January 1, 2009, we use the acquisition method of accounting, and accordingly generally, recognize the fair values of assets acquired, liabilities assumed and any noncontrolling interests.  For all business combination transactions initiated after June 30, 2001, but before January 1, 2009, the purchase method of accounting has been used, and accordingly, the assets and liabilities of the acquired company have been recorded at their estimated fair values as of the merger date.  The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information relative to the fair values as of the acquisition date becomes available.  The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

Fair Value Measurement

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”), we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined as follows:

•
Level 1 – inputs to the valuation methodology are quoted prices available in active markets for identical investments as of the reporting date, except for large holdings subject to “blockage discounts” that are excluded;

•
Level 2 – inputs to the valuation methodology are other than quoted prices in active markets, that are either directly or indirectly observable as of the reporting date, and fair value can be determined through the use of models or other valuation methodologies; and

•
Level 3 – inputs to the valuation methodology are unobservable inputs in situations where there is little or no market activity for the asset or liability, and we make estimates and assumptions related to the pricing of the asset or liability, including assumptions regarding risk.

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
•
Mortgage- and asset-backed securities – We also utilize additional inputs which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations (“CMOs”), mortgage pass through securities backed by residential mortgages (“MPTS”) and MBS backed by commercial mortgages (“CMBS”), and for our asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”).

•
State and municipal bonds – We also use additional inputs which include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•
Hybrid and redeemable preferred and equity securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred and equity securities, including banking, insurance, other financial services and other securities.

AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other-than-temporary impairment (“OTTI”) has occurred and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, and business prospects and overall financial condition of the issuer.

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

To determine recovery value of a corporate bond or ABS CDOs, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Each quarter we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;
•	Level of creditworthiness of the home equity loans that back a CMO, residential mortgages that back a MPTS or commercial mortgages that back a CMBS;
•	Susceptibility to fair value fluctuations for changes in the interest rate environment;
•	Susceptibility to reinvestment risks, in cases where market yields are lower than the securities’ book yield earned;

•	Susceptibility to reinvestment risks, in cases where market yields are higher than the book yields earned on a security;
•	Expectations of sale of such a security where market yields are higher than the book yields earned on a security; and
•	Susceptibility to variability of prepayments.

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

Trading Securities

Trading securities consist of fixed maturity and equity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements.  Investment results for the portfolios that support Modco and CFW reinsurance arrangements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements, are recorded in realized gain (loss) on our Consolidated Statements of Income (Loss) as they occur.

Alternative Investments

Alternative investments, which consist primarily of investments in Limited Partnerships (“LPs”), are included in other investments on our Consolidated Balance Sheets.  We account for our investments in LPs using the equity method to determine the carrying value.  Recognition of alternative investment income is delayed due to the availability of the related financial statements, which are generally obtained from the partnerships’ general partners.  As a result, our venture capital, real estate and oil and gas portfolios are generally on a three-month delay and our hedge funds are on a one-month delay.  In addition, the impact of audit adjustments related to completion of calendar-year financial statement audits of the investees are typically received during the second quarter of each calendar year.  Accordingly, our investment income from alternative investments for any calendar-year period may not include the complete impact of the change in the underlying net assets for the partnership for that calendar-year period.

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

Our commercial loan portfolio is comprised of long-term loans secured by existing commercial real estate.  As such, it does not exhibit risk characteristics unique to mezzanine, construction, residential, agricultural, land or other types of real estate loans.  We believe all of the loans in our portfolio share three primary risks:  borrower creditworthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods for monitoring and assessing credit risk are consistent for our entire portfolio.  Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement.  When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value.  The loan’s estimated value is based on:  the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.  Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses of each specific loan.  Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks.  We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles.  Where warranted, we establish or increase loss reserves for a specific loan based upon this analysis.  Our process for determining past due or delinquency status begins when a payment date is missed, at which time the borrower is contacted.  After the grace period expiration that may last up to 10 days, we send a default notice.  The default notice generally provides a short time period to cure the default. Our policy is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent.  We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Income (Loss) when received, depending on the assessment of the collectibility of the loan.  We resume accruing interest once a loan complies with all of its original terms or restructured terms.  Mortgage loans deemed uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance for losses.  All mortgage loans that are impaired have an established allowance for credit losses.  Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

We measure and assess the credit quality of our mortgage loans by using loan-to-value and debt-service coverage ratios.  The loan-to-value ratio compares the principal amount of the loan to the fair value at origination of the underlying property collateralizing the loan and is commonly expressed as a percentage.  Loan-to-value ratios greater than 100% indicate that the principal amount is greater than the collateral value.  Therefore, all else being equal, a lower loan-to-value ratio generally indicates a higher quality loan.  The debt-service coverage ratio compares a property’s net operating income to its debt-service payments.  Debt-service coverage ratios of less than 1.0 indicate that property operations do not generate enough income to cover its current debt payments.  Therefore, all else being equal, a higher debt-service coverage ratio generally indicates a higher quality loan.

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

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions.  All of our derivative instruments are recognized as either assets or liabilities on our Consolidated Balance Sheets at estimated fair value.  We categorized derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.”  The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign subsidiary.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values.  For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign subsidiary, the gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into net income at the time of the sale of the foreign subsidiary.  For derivative instruments not designated as hedging instruments but that are economic hedges, the gain or loss is recognized in net income.  See Note 6 for details of where the gain or loss recognized in net income is reported on our Consolidated Statements of Income (Loss).

We purchase and issue financial instruments and products that contain embedded derivative instruments.  When it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host for measurement purposes.  The embedded derivative, which is reported with the host instrument in the Consolidated Balance Sheets, is carried at fair value with changes in fair value recognized in net income during the period of change.  See Note 6 for additional discussion of our derivative instruments, including details of where the gain or loss recognized in net income is reported on our Consolidated Statements of Income (Loss).

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

Both DAC and VOBA amortization is reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).  DSI amortization is reported in interest credited on our Consolidated Statements of Income (Loss).  The amortization of DFEL is reported within insurance fees on our Consolidated Statements of Income (Loss).  The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type.  For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 40 years and 30 years, respectively, based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 12 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

Acquisition costs for all traditional contracts, including traditional life insurance, which include individual whole life, group business and term life insurance contracts, are amortized over periods of 7 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no DAC, VOBA, DSI or DFEL balance or related amortization for fixed and variable payout annuities.

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on securities classified as AFS and certain derivatives and embedded derivatives.  Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Income (Loss) reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

On a quarterly basis, we may record an adjustment to the amounts included within our Consolidated Balance Sheets for DAC, VOBA, DSI and DFEL with an offsetting benefit or charge to revenue or expense for the effect of the difference between future EGPs used in the prior quarter and the emergence of actual and updated future EGPs in the current quarter (“retrospective unlocking”).  In addition, in the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL, included on our Consolidated Balance Sheets, are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change (“prospective unlocking – assumption changes”).  We may have prospective unlocking in other quarters as we become aware of information that warrants updating prospective assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements (“prospective unlocking – model refinements”) that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our expectations of future EGPs.

DAC, VOBA, DSI and DFEL are reviewed periodically to ensure that the unamortized portion does not exceed the expected recoverable amounts.

Reinsurance

Our insurance companies enter into reinsurance agreements with other companies in the normal course of business.  Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Income (Loss), respectively, because there is a right of offset.  All other reinsurance agreements are reported on a gross basis on our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists.  Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums, benefits and DAC are reported net of insurance ceded.

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

Specifically Identifiable Intangible Assets

Specifically identifiable intangible assets, net of accumulated amortization, are reported in other assets on our Consolidated Balance Sheets.  The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Income (Loss).

Sales force intangibles are attributable to the value of the new business distribution system for certain life insurance products within the Insurance Solutions – Life Insurance segment acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years.

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

As discussed in Note 6, certain features of these guarantees are accounted for as embedded derivative reserves, whereas other guarantees are accounted for as benefit reserves.  Other guarantees contain characteristics of both and are accounted for under an approach that calculates the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves.  The net impact of these changes is reported as a component of realized gain (loss) on our Consolidated Statements of Income (Loss) in a category referred to as GLBs.

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

Future Contract Benefits and Other Contract Holder Funds

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.  Other contract holder funds represent liabilities for account values, dividends payable, premium deposit funds, undistributed earnings on participating business and other contract holder funds as well the carrying value of DFEL discussed above.

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

The liabilities for future claim reserves for variable annuity products containing GDB features are calculated by estimating the present value of total expected benefit payments over the life of the contract divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GDB payments plus interest on the reserves.  The change in the reserve for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest.  If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.

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

UL and VUL products with secondary guarantees represented approximately 40% of permanent life insurance in force as of December 31, 2010, and approximately 52% of sales for these products in 2010.  Liabilities for the secondary guarantees on UL-type products are calculated by multiplying the benefit ratio by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest.  If experience or assumption changes result in a new benefit ratio, the reserves are adjusted to reflect the changes in a manner similar to the unlocking of DAC, VOBA, DFEL and DSI.  The accounting for secondary guarantee benefits impacts, and is impacted by, EGPs used to calculate amortization of DAC, VOBA, DFEL and DSI.

Future contract benefits on our Consolidated Balance Sheets include GLB features and remaining guaranteed interest and similar contracts that are carried at fair value, which represents approximate surrender value including an estimate for our nonperformance risk.  Our Lincoln SmartSecurity® Advantage GWB feature, GIB and 4LATER® features have elements of both insurance benefits and embedded derivatives.  We weight these features and their associated reserves accordingly based on their hybrid nature.  We classify these items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”

The fair value of our indexed annuity contracts is based on their approximate surrender values.

Borrowed Funds

LNC’s short-term borrowings are defined as borrowings with contractual or expected maturities of one year or less.  Long-term borrowings have contractual or expected maturities greater than one year.

Deferred Gain on Business Sold Through Reinsurance

Our reinsurance operations were acquired by Swiss Re Life & Health America, Inc. (“Swiss Re”) in December 2001 through a series of indemnity reinsurance transactions.  We are recognizing the gain related to these transactions at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.

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

For ABS and MBS, included in the trading and AFS fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Income (Loss).

Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Income (Loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivative and trading securities.  Realized gains and losses on the sale of investments are determined using the specific identification method.  Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL.  Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues and Fees

Other revenues and fees consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2008 through 2010 ranged from 3.00% to 9.00%.

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

Pension and Other Postretirement Benefit Plans

Pursuant to the accounting rules for our obligations to employees and agents under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses.  We use assumptions for the weighted-average discount rate and expected return on plan assets to estimate pension expense.  The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans.  The expected long-term rate of return on plan assets is based on historical and projected future rates of return on the funds invested in the plan.  The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate.  See Note 18 for additional information.

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans.  As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock.  The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity.  We classify certain stock awards as liabilities.  For these awards, the settlement value is classified as a liability on our consolidated balance sheet and the liability is marked-to-market through net income at the end of each reporting period.  Stock-based compensation expense is reflected in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).  See Note 20 for additional information.

Interest and Debt Expenses

Interest expense on our short-term and long-term debt is recognized as due and any associated premiums, discounts, and costs are amortized (accreted) over the term of the related borrowing utilizing the effective interest method.  In addition, gains or losses related to certain derivative instruments associated with debt are recognized in interest expense during the period of the change.

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

Discontinued Operations

The results of operations of a component of the Company that either has been disposed of or is classified as held-for-sale are reported in income (loss) from discontinued operations, net of federal income taxes, for all periods presented if the operations and cash flows of the component have been or will be eliminated from our ongoing operations as a result of the disposal transaction and we will not have any significant continuing involvement in the operations.

Foreign Currency Translation

The balance sheet accounts and income statement items of foreign subsidiaries, reported in functional currencies other than the U.S. dollar are translated at the current and average exchange rates for the year, respectively.  Resulting translation adjustments and other translation adjustments for foreign currency transactions that affect cash flows are reported in accumulated OCI, a component of stockholders’ equity.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding.  Diluted EPS is computed assuming the conversion or exercise of dilutive convertible preferred securities, nonvested stock, stock options, performance share units, warrants and non-employee directors’ deferred compensation shares outstanding during the year.

In addition, effective April 30, 2010, we amended our deferred compensation plans, with the exception of the non-employee directors’ deferred compensation plan, to allow participants the option to diversify from LNC stock to other investment alternatives.  When calculating our weighted-average dilutive shares, we presume the investment option will be settled in cash and exclude these shares from our calculation, unless the effect of settlement in shares would be more dilutive to our diluted EPS calculation.  Our non-employee directors’ deferred compensation plan was not amended; therefore, participants who select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock, and the obligation to satisfy it is dilutive.

For any period where a loss from continuing operations is experienced, shares used in the diluted EPS calculation represent basic shares because using diluted shares would be anti-dilutive to the calculation.

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

Consolidations Topic

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amended the consolidation guidance for VIEs.  Primarily, the quantitative analysis previously required under the Consolidations Topic of the FASB ASC was eliminated and replaced with a qualitative approach for identifying the variable interest that has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive returns that could potentially be significant to the VIE.  In addition, variable interest holders are required to perform an ongoing reassessment of the primary beneficiary of the VIE.  Upon adoption of ASU 2009-17, an entity was required to reconsider prior consolidation assessments for VIEs in which the entity continues to hold a variable interest.  In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” (“ASU 2010-10”), which deferred application of the guidance in ASU 2009-17 for reporting entities with interests in an entity that applies the specialized accounting guidance for investment companies.

Effective January 1, 2010, we adopted the amendments in ASU 2009-17 and ASU 2010-10, and accordingly reconsidered our involvement with all our VIEs and the primary beneficiary of the VIEs.  In accordance with ASU 2009-17, we are the primary beneficiary of the VIEs associated with our investments in Credit-Linked Notes (“CLN”), and as such, we consolidated all of the assets and liabilities of these VIEs and recorded a cumulative effect adjustment of $169 million, after-tax, to the beginning balance of retained earnings as of January 1, 2010.  The following summarizes the increases or (decreases) recorded effective January 1, 2010, to the categories (in millions) on our Consolidated Balance Sheets for this cumulative effect adjustment:

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

In addition, we considered our investments in LPs and other alternative investments, and concluded these investments are within the scope of the deferral in ASU 2010-10, and as such they are not subject to the amended consolidation guidance in ASU 2009-17.  As a result, we will continue to account for our alternative investments consistent with the accounting policy in Note 1.  See Note 4 for more detail regarding the consolidation of our VIEs.

Derivatives and Hedging Topic

In March 2010, the FASB issued ASU No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”), to clarify the scope exception when evaluating an embedded credit derivative, which may potentially require separate accounting.  Specifically, ASU 2010-11 states that only an embedded credit derivative feature related to the transfer of credit risk that is solely in the form of subordination of one financial instrument to another is not subject to further analysis as a potential embedded derivative under the Derivatives and Hedging Topic of the FASB ASC.  Embedded credit derivatives, which no longer qualify for the scope exception, are subject to a bifurcation analysis.  The fair value option may be elected for investments within the scope of ASU 2010-11 on an instrument-by-instrument basis.  If the fair value option is not elected, preexisting contracts acquired, issued or subject to a remeasurement event on or after January 1, 2007 are within the scope of ASU 2010-11.  We adopted ASU 2010-11 at the beginning of the interim reporting period ended September 30, 2010.  The adoption did not have a material impact on our consolidated financial condition and results of operations.

Fair Value Measurements and Disclosures Topic

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosure related to the three-level fair value hierarchy.  Entities are required to disclose significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, and separately present information related to purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3.  In addition, ASU 2010-06 amended the fair value disclosure requirement for pension and postretirement benefit plan assets to require this disclosure at the investment class level.  We adopted the amendments in ASU 2010-06 effective January 1, 2010, and have prospectively included the required disclosures in Note 18 related to benefit plans and Note 22 related to Levels 1 and 2 of the fair value hierarchy.  The disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements are effective for reporting periods beginning after December 15, 2010, and as such, these disclosures will be included in the Notes to Consolidated Financial Statements effective January 1, 2011.

Investments – Debt and Equity Securities Topic

In April 2009, the FASB replaced the guidance in the Investments – Debt and Equity Securities Topic of the FASB ASC related to OTTI.  Under this new accounting guidance, management’s assertion that it has the intent and ability to hold an impaired debt security until recovery was replaced by the requirement for management to assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.  Our accounting policy for OTTI, included in Note 1, reflects these changes to the accounting guidance adopted by FASB.

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

	Unrealized	Net
	OTTI	Unrealized
	on	Loss
	AFS	on AFS
	Securities	Securities	Total
Increase in amortized cost of fixed maturity AFS securities	$34	$165	$199
Change in DAC, VOBA, DSI, and DFEL	(7)	(35)	(42)
Income tax	(9)	(46)	(55)
Net cumulative effect adjustment	$18	$84	$102

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

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), in order to enhance and expand the financial statement disclosures.  These amendments are intended to provide more information regarding the nature of the risk associated with financing receivables and how the assessment of the risk is used to estimate the allowance for credit losses.  In addition, expanded disclosures provide more information regarding changes recognized during the reporting period to the allowance for credit losses.  Comparative disclosures are not required for earlier reporting periods ending prior to the initial adoption date, and the amendments in ASU 2010-20 are effective in phases over two reporting periods.  We adopted the amendments related to information required as of the end of the reporting period for the reporting period ending December 31, 2010, and have included the required disclosures in Notes 1 and 5.  Disclosures that provide information about the activity during a reporting period, primarily the allowance for credit losses and modifications of financing receivables, are effective for interim and annual reporting periods beginning on or after December 15, 2010, and will be included in the Notes to Consolidated Financial Statements beginning with the reporting period ending March 31, 2011.

Transfers and Servicing Topic

In June 2009, the FASB issued ASU No. 2009-16, “Accounting for Transfers of Financial Assets” (“ASU 2009-16”), which, among other things, eliminated the concept of a qualifying special-purpose entity (“SPE”) and removed the scope exception for a qualifying SPE from the Consolidations Topic of the FASB ASC.  As a result, previously unconsolidated qualifying SPEs were required to be re-evaluated for consolidation by the sponsor or transferor.  We adopted ASU 2009-16 effective January 1, 2010.  The adoption did not have a material impact on our consolidated financial condition and results of operations.   See “Consolidations Topic” above for additional information and Note 4 for further discussion of the accounting treatment of our VIEs.

Future Adoption of New Accounting Standards

Financial Services – Insurance Industry Topic

In April 2010, the FASB issued ASU No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), to clarify a consolidation issue for insurance entities that hold a controlling interest in an investment fund either partially or completely through separate accounts.  ASU 2010-15 concludes that an insurance entity would not be required to consider interests held in separate accounts when determining whether or not to consolidate an investment fund, unless the separate account interest is held for the benefit of a related party.  If an investment fund is consolidated, the portion of the assets representing interests held in separate accounts would be recorded as a separate account asset with a corresponding separate account liability.  The remaining investment fund assets would be consolidated in the insurance entity’s general accounts.  ASU 2010-15 will be applied retrospectively for fiscal years and interim periods within those fiscal years beginning after December 15, 2010, with early application permitted.  We will adopt ASU 2010-15 as of the beginning of the reporting period ending March 31, 2011, and do not expect the adoption will have a material impact on our consolidated financial condition and results of operations.

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred which result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized.  Incremental costs related to unsuccessful attempts to acquire insurance contracts must be expensed as incurred. Under ASU 2010-26, the capitalization criteria in the direct-response advertising guidance of the Other Assets and Deferred Costs Topic of the FASB ASC must be met in order to capitalize advertising costs.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted, and an entity may elect to apply the guidance prospectively or retrospectively.  We will adopt the provisions of ASU 2010-26 effective January 1, 2012, and are currently evaluating the impact of the adoption on our consolidated financial condition and results of operations.

Intangibles – Goodwill and Other Topic

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  Generally, reporting units with zero or negative carrying amounts will pass Step 1 of the goodwill impairment test as the fair value will exceed carrying value; therefore, goodwill impairment is not assessed under Step 2.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and requires these reporting units to perform Step 2 of the impairment test to determine if it is more likely than not that goodwill impairment exists.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2010, and early adoption is not permitted.  Upon adoption of this ASU, all reporting units within scope must be evaluated under the new accounting guidance, and any resulting impairment will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Impairments identified after the period of adoption must be recognized in earnings.  We will adopt the amendments in ASU 2010-28 effective as of the beginning of the reporting period ending March 31, 2011, and do not expect the adoption will have a material impact on our consolidated financial condition and result of operations.

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

Dispositions

Discontinued Investment Management Operations

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provided investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, with net of tax proceeds of approximately $405 million.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $75 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

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

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Discontinued Operations Before Disposal
Revenues:
Investment advisory fees - external	$-	$207	$268
Investment advisory fees - internal	-	84	82
Other revenues and fees	-	91	87
Gain (loss) on sale of business	4	9	9
Total revenues	$4	$391	$446

Income (loss) from discontinued operations before disposal,
before federal income taxes	$(13)	$37	$53
Federal income tax expense (benefit)	(2)	18	19
Income (loss) from discontinued operations before disposal	(11)	19	34

Disposal
Gain (loss) on disposal, before federal income taxes	37	-	-
Federal income tax expense (benefit)	13	-	-
Gain (loss) on disposal	24	-	-
Income (loss) from discontinued operations	$13	$19	$34

The income (loss) from discontinued operations for the year ended December 31, 2010, included final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007, and also reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

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

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Discontinued Operations Before Disposal
Revenues:
Insurance premiums	$-	$41	$78
Insurance fees	-	99	172
Net investment income	-	43	78
Realized gain (loss)	-	(1)	(10)
Total revenues	$-	$182	$318

Income (loss) from discontinued operations before disposal,
before federal income taxes	$-	$38	$58
Federal income tax expense (benefit)	-	13	20
Income (loss) from discontinued operations before disposal	-	25	38

Disposal
Gain (loss) on disposal, before federal income taxes	29	(219)	-
Federal income tax expense (benefit)	13	(105)	-
Gain (loss) on disposal	16	(114)	-
Income (loss) from discontinued operations	$16	$(89)	$38

The income (loss) from discontinued operations for the year ended December 31, 2010, related to an unfavorable tax return true-up from the prior year, partially offset by the estimated transaction cost being lower than anticipated.  In addition, the income (loss) from discontinued operations for the year ended December 31, 2010, included additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement, partially offset by the items mentioned above.

Discontinued Media Operations

During the fourth quarter of 2007, we entered into definitive agreements to sell our Charlotte radio and television broadcasting businesses.  The Charlotte radio broadcasting sale closed on January 31, 2008, and the television broadcasting sale closed on March 31, 2008.

The results of operations of these businesses were reclassified into income (loss) from discontinued operations, net of federal income taxes, on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

For the
Year Ended
December 31,
2008
Discontinued Operations Before Disposal
Communications revenues, net of agency commissions	$22

Income (loss) from discontinued operations before disposal,
before federal income taxes	$8
Federal income tax expense (benefit)	3
Income (loss) from discontinued operations before disposal	5

Disposal
Gain (loss) on disposal, before federal income taxes	(12)
Federal income tax expense (benefit)	(2)
Gain (loss) on disposal	(10)
Income (loss) from discontinued operations	$(5)

4.  Variable Interest Entities

Consolidated VIEs

In 2006 and 2007, LNL issued two funding agreements and used the proceeds to invest in the Class 1 Notes of two CLN structures, which represent special purpose trusts combining asset-backed securities with credit default swaps to produce multi-class structured securities.  The CLN structures also include subordinated Class 2 Notes, which are held by third parties, and, together with the Class 1 Notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  As of December 31, 2009, these VIEs were not consolidated because under the authoritative accounting guidance at that time, we were not the primary beneficiary of the VIEs because the Class 2 Notes absorbed the majority of the expected losses of the CLN structures.  The carrying value of the CLNs as of December 31, 2009, was recognized as a fixed maturity security within AFS on our Consolidated Balance Sheets, and the funding agreements issued by LNL were reported in other contract holder funds on our Consolidated Balance Sheets as of December 31, 2010 and 2009.

Effective January 1, 2010, we adopted the new accounting guidance noted above and evaluated the primary beneficiary of the CLN structures using qualitative factors.  Based on our evaluation, we concluded that the ability to actively manage the reference portfolio underlying the credit default swaps is the most significant activity impacting the performance of the CLN structures, because the subordination and participation in credit losses may change.  We concluded that we have the power to direct this activity.  In addition, we receive returns from the CLN structures and may absorb losses that could potentially be significant to the CLN structures.  As such, we concluded that we are the primary beneficiary of the VIEs associated with the CLNs.  We consolidated all of the assets and liabilities of the CLN structures through a cumulative effect adjustment to the beginning balance of retained earnings as of January 1, 2010, and recognized the results of operations of these VIEs on our consolidated financial statements beginning in the first quarter of 2010.  See “Consolidations Topic” in Note 2 for more detail regarding the effect of the adoption.  Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets as of December 31, 2010, was as follows:

	Number
	of	Notional	Carrying
	Instruments	Amounts	Value
Assets
Fixed maturity corporate asset-backed credit card loan securities (1)	N/A	$-	$584

Liabilities
Derivative instruments not designated and not qualifying as hedging instruments:
Credit default swaps (2)	2	$600	$215
Contingent forwards (2)	2	-	(6)
Total derivative instruments not designated and not qualifying as hedging
instruments	4	600	209
Federal income tax (2)	N/A	-	(77)
Total liabilities	4	$600	$132

(1)	Reported in VIEs' fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs' liabilities on our Consolidated Balance Sheets.

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

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

For the
Year Ended
December 31,
2010
Derivative Instruments Not Designated and Not Qualifying as Hedging Instruments
Credit default swaps (1)	$25
Contingent forwards (1)	(9)
Total derivative instruments not designated and not qualifying as hedging instruments	$16

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2010:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B-	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-B1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	22

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment as of December 31, 2010.

As described more fully in Note 1, we regularly review our investment holdings for OTTIs.  Based upon this review, we believe that the fixed maturity corporate asset-backed credit card loan securities were not other-than-temporarily impaired as of December 31, 2010.

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of December 31, 2010:

Industry	AAA	AA	A	BBB	BB	B	CC	Total
Telecommunications	-%	-%	6.4%	3.7%	1.1%	-%	-%	11.2%
Financial intermediaries	0.4%	4.0%	6.2%	0.5%	-%	-%	-%	11.1%
Oil and gas	-%	1.0%	1.2%	4.1%	-%	-%	-%	6.3%
Utilities	-%	-%	3.1%	1.4%	-%	-%	-%	4.5%
Chemicals and plastics	-%	-%	2.4%	1.2%	0.3%	-%	-%	3.9%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food
and drug)	-%	-%	0.6%	1.8%	1.1%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.6%	1.6%	1.0%	-%	-%	-%	3.2%
Food products	-%	0.3%	1.8%	1.1%	-%	-%	-%	3.2%
Conglomerates	-%	2.7%	0.5%	-%	-%	-%	-%	3.2%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other industry < 3%
(28 industries)	-%	2.0%	15.4%	17.3%	3.5%	1.4%	0.3%	39.9%
Total by industry	0.7%	12.8%	43.4%	34.0%	7.4%	1.4%	0.3%	100.0%

Unconsolidated VIEs

Effective December 31, 2010, we issued a $500 million long-term senior note in exchange for a corporate bond AFS security of like principal and duration from a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, as well as pay and collect interest on the notes and loans.  We have concluded that we are not the primary beneficiary of this VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right to the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  We assigned the corporate bond AFS security to one of our subsidiaries and issued a guarantee to our subsidiary for the timely payment of the corporate bond’s principle.

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our MBS, which include CMOs, MPTS and CMBS and our ABS CDOs.  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination which reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our consolidated financial statements.  For information about these structured securities, see Note 5.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$48,863	$3,571	$607	$87	$51,740
U.S. Government bonds	150	17	2	-	165
Foreign government bonds	473	38	3	-	508
MBS:
CMOs	5,693	324	114	146	5,757
MPTS	2,980	106	5	-	3,081
CMBS	2,144	95	180	6	2,053
ABS CDOs	174	22	13	9	174
State and municipal bonds	3,222	27	94	-	3,155
Hybrid and redeemable preferred securities	1,476	56	135	-	1,397
VIEs' fixed maturity securities	570	14	-	-	584
Total fixed maturity securities	65,745	4,270	1,153	248	68,614

Equity Securities
Banking securities	61	-	3	-	58
Insurance securities	33	4	-	-	37
Other financial services securities	18	14	-	-	32
Other securities	67	7	4	-	70
Total equity securities	179	25	7	-	197
Total AFS securities	$65,924	$4,295	$1,160	$248	$68,811

	As of December 31, 2009
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$44,289	$2,260	$1,117	$71	$45,361
U.S. Government bonds	186	13	4	-	195
Foreign government bonds	488	26	9	-	505
MBS:
CMOs	6,112	258	307	157	5,906
MPTS	3,028	64	26	-	3,066
CMBS	2,436	49	354	-	2,131
ABS:
CDOs	189	11	33	9	158
CLNs	600	-	278	-	322
State and municipal bonds	2,009	14	55	-	1,968
Hybrid and redeemable preferred securities	1,420	36	250	-	1,206
Total fixed maturity securities	60,757	2,731	2,433	237	60,818

Equity Securities
Banking securities	266	-	119	-	147
Insurance securities	44	2	-	-	46
Other financial services securities	22	12	6	-	28
Other securities	50	7	-	-	57
Total equity securities	382	21	125	-	278
Total AFS securities	$61,139	$2,752	$2,558	$237	$61,096

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of December 31, 2010
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,393	$2,441
Due after one year through five years	12,084	12,922
Due after five years through ten years	19,793	21,137
Due after ten years	20,484	21,049
Subtotal	54,754	57,549
MBS	10,817	10,891
CDOs	174	174
Total fixed maturity AFS securities	$65,745	$68,614

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$5,271	$297	$2,007	$397	$7,278	$694
U.S. Government bonds	28	2	2	-	30	2
Foreign government bonds	19	-	9	3	28	3
MBS:
CMOs	465	121	748	139	1,213	260
MPTS	190	5	2	-	192	5
CMBS	75	8	304	178	379	186
ABS CDOs	-	-	147	22	147	22
State and municipal bonds	1,889	84	27	10	1,916	94
Hybrid and redeemable
preferred securities	203	10	568	125	771	135
Total fixed maturity securities	8,140	527	3,814	874	11,954	1,401

Equity Securities
Banking securities	57	3	-	-	57	3
Other securities	3	4	-	-	3	4
Total equity securities	60	7	-	-	60	7
Total AFS securities	$8,200	$534	$3,814	$874	$12,014	$1,408

Total number of AFS securities in an unrealized loss position						1,237

	As of December 31, 2009
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$4,375	$236	$5,795	$952	$10,170	$1,188
U.S. Government bonds	44	4	3	-	47	4
Foreign government bonds	34	-	46	9	80	9
MBS:
CMOs	404	159	929	305	1,333	464
MPTS	1,293	14	81	12	1,374	26
CMBS	153	13	656	341	809	354
ABS:
CDOs	9	7	128	35	137	42
CLNs	-	-	322	278	322	278
State and municipal bonds	1,203	46	54	9	1,257	55
Hybrid and redeemable
preferred securities	105	5	819	245	924	250
Total fixed maturity securities	7,620	484	8,833	2,186	16,453	2,670

Equity Securities
Banking securities	124	119	-	-	124	119
Other financial services securities	4	6	-	-	4	6
Total equity securities	128	125	-	-	128	125
Total AFS securities	$7,748	$609	$8,833	$2,186	$16,581	$2,795

Total number of AFS securities in an unrealized loss position						1,735

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of December 31, 2010
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,539	$2,006	$533
AFS securities backed by pools of commercial mortgages	611	410	201
Total	$3,150	$2,416	$734

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,303	$1,776	$527
AFS securities backed by pools of commercial mortgages	185	76	109
Total	$2,488	$1,852	$636

	As of December 31, 2009
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$4,316	$3,388	$928
AFS securities backed by pools of commercial mortgages	1,220	841	379
Total	$5,536	$4,229	$1,307

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,858	$1,948	$910
AFS securities backed by pools of commercial mortgages	311	164	147
Total	$3,169	$2,112	$1,057

For the years ended December 31, 2010 and 2009, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $163 million and $538 million, pre-tax, respectively, and before associated amortization expense for DAC, VOBA, DSI and DFEL, of which $19 million and $234 million, respectively, was recognized in OCI and $144 million and $304 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$170	$73	$5	41
Six months or greater, but less than nine months	60	22	-	13
Nine months or greater, but less than twelve months	42	17	1	13
Twelve months or greater	929	520	184	224
Total	$1,201	$632	$190	291

	As of December 31, 2009
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$434	$130	$4	81
Six months or greater, but less than nine months	118	61	-	25
Nine months or greater, but less than twelve months	427	165	100	96
Twelve months or greater	1,800	1,426	124	310
Total	$2,779	$1,782	$228	512

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities as of December 31, 2010, decreased $1.4 billion in comparison to December 31, 2009.  This change was attributable to a decline in overall market yields, which was driven, in part, by improved credit fundamentals (i.e., market improvement and narrowing credit spreads).  As discussed further below, we believe the unrealized loss position as of December 31, 2010, does not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2010, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2010, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2010, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of December 31, 2010, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the
	Years Ended
	December 31,
	2010	2009
Balance as of beginning-of-year	$268	$-
Cumulative effect from adoption of new accounting standard	-	31
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	14	267
Credit losses on securities for which an OTTI was previously recognized	65	-
Decreases attributable to:
Securities sold	(28)	(30)
Balance as of end-of-year	$319	$268

During the years ended December 31, 2010 and 2009, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2010
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$204	$3	$76	$131	$60
MBS:
CMOs	509	2	126	385	258
CMBS	6	-	5	1	1
Total	$719	$5	$207	$517	$319

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2010	2009
Fixed Maturity Securities
Corporate bonds	$1,801	$1,769
U.S. Government bonds	362	370
Foreign government bonds	29	30
MBS:
CMOs	131	131
MPTS	124	61
CMBS	67	81
ABS CDOs	5	-
State and municipal bonds	24	20
Hybrid and redeemable preferred securities	51	41
Total fixed maturity securities	2,594	2,503

Equity Securities
Other securities	2	2
Total equity securities	2	2
Total trading securities	$2,596	$2,505

The portion of the market adjustment for losses that relate to trading securities still held as of December 31, 2010, 2009 and 2008, was $93 million, $137 million and $192 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 30% and 29% of mortgage loans as of December 31, 2010 and 2009, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2010	2009
Current	$6,697	$7,136
60 to 90 days past due	8	7
Greater than 90 days past due	40	29
Valuation allowance associated with impaired mortgage loans	(13)	(22)
Unamortized premium (discount)	20	28
Total carrying value	$6,752	$7,178

The number of impaired mortgage loans, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans (dollars in millions) were as follows:

	As of December 31,
	2010	2009
Number of impaired mortgage loans	9	9

Principal balance of impaired mortgage loans	$75	$56
Valuation allowance associated with impaired mortgage loans	(13)	(22)
Carrying value of impaired mortgage loans	$62	$34

The average carrying value on the impaired mortgage loans (in millions) was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Average carrying value for impaired loans	$54	$33	$-
Interest income recognized on impaired mortgage loans	3	1	-
Amount of interest income collected on impaired mortgage loans	3	1	-

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2010			As of December 31, 2009
			Debt-			Debt-
			Service			Service
	Principal		Coverage	Principal		Coverage
Loan-to-Value	Amount	%	Ratio	Amount	%	Ratio
Less than 65%	$4,863	72.1%	1.62	$4,834	67.4%	1.67
65% to 74%	1,484	22.0%	1.40	1,986	27.7%	1.39
75% to 100%	179	2.7%	0.85	208	2.9%	0.86
Greater than 100%	219	3.2%	1.06	144	2.0%	0.73
Total mortgage loans	$6,745	100.0%		$7,172	100.0%
Alternative Investments

As of December 31, 2010 and 2009, alternative investments included investments in approximately 95 and 99 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Fixed maturity AFS securities	$3,694	$3,474	$3,337
VIEs' fixed maturity AFS securities	14	-	-
Equity AFS securities	6	8	26
Trading securities	157	159	166
Mortgage loans on real estate	424	462	475
Real estate	24	18	20
Standby real estate equity commitments	1	1	3
Policy loans	169	172	179
Invested cash	7	15	52
Commercial mortgage loan prepayment
and bond makewhole premiums	67	24	29
Alternative investments	93	(55)	(34)
Consent fees	8	5	5
Other investments	(3)	9	(3)
Investment income	4,661	4,292	4,255
Investment expense	(120)	(114)	(125)
Net investment income	$4,541	$4,178	$4,130

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Fixed maturity AFS securities:
Gross gains	$107	$161	$60
Gross losses	(248)	(709)	(1,119)
Equity AFS securities:
Gross gains	9	6	1
Gross losses	(3)	(27)	(163)
Gain (loss) on other investments	(53)	(130)	37
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	8	161	256
Total realized gain (loss) related to certain investments	$(180)	$(538)	$(928)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(90)	$(214)	$(551)
MBS:
CMOs	(65)	(250)	(303)
CMBS	(41)	-	(1)
ABS CDOs	(1)	(39)	(1)
Hybrid and redeemable preferred securities	(5)	(67)	(50)
Total fixed maturity securities	(202)	(570)	(906)

Equity securities:
Banking securities	-	(10)	(131)
Insurance securities	-	(8)	(1)
Other financial services securities	(3)	(3)	(24)
Other securities	-	(6)	(7)
Total equity securities	(3)	(27)	(163)
Gross OTTI recognized in net income (loss)	(205)	(597)	(1,069)
Associated amortization of DAC, VOBA, DSI and DFEL	53	205	218
Net OTTI recognized in net income (loss), pre-tax	$(152)	$(392)	$(851)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$98	$357	$-
Change in DAC, VOBA, DSI and DFEL	(10)	(82)	-
Net portion of OTTI recognized in OCI, pre-tax	$88	$275	$-

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of December 31, 2010 and 2009, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2010 and 2009, 95% and 94%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2010 and 2009, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.6 billion and $3.1 billion and a fair value of $2.4 billion and $2.7 billion, respectively.  As of December 31, 2010 and 2009, 91% and 89%, respectively, of the fair value of our ABS CDO portfolio was rated investment grade.  As of December 31, 2010 and 2009, the portion of our ABS CDO portfolio rated below investment grade had an amortized cost of $24 million and $20 million and fair value of $16 million and $18 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2010 and 2009, that we would recover the amortized cost of each investment grade corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the years ended December 31, 2010 and 2009, the recovery as a percentage of amortized cost was 80% and 72% for corporate bonds, respectively, and 0% and 33% for ABS CDOs, respectively.

Determination of Credit Losses on MBS

As of December 31, 2010 and 2009, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$800	$800	$617	$617
Securities pledged under securities lending agreements (2)	199	192	501	479
Securities pledged under reverse repurchase agreements (3)	280	294	344	359
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	280	318	345	386
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	110	100	111
Total payables for collateral on investments	$1,659	$1,714	$1,907	$1,952

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Years Ended December 31,
	2010	2009	2008
Collateral payable held for derivative investments	$183	$(2,192)	$2,809
Securities pledged under securities lending agreements	(302)	74	(228)
Securities pledged under reverse repurchase agreements	(64)	(126)	(10)
Securities pledged for TALF	(65)	345	-
Securities pledged for FHLBI	-	100	-
Total increase (decrease) in payables for collateral on investments	$(248)	$(1,799)	$2,571

Investment Commitments

As of December 31, 2010, our investment commitments were $907 million, which included $292 million of LPs, $53 million of standby commitments to purchase real estate upon completion and leasing, $359 million of private placements and $203 million of mortgage loans.

Concentrations of Financial Instruments

As of December 31, 2010 and 2009, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.0 billion and $4.8 billion, or 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.9 billion and $3.0 billion, or 3% and 4% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of December 31, 2010, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $6.7 billion, or 8% of our invested assets portfolio, and our investment securities in the CMO industry with a fair value of $6.5 billion, or 8% of our invested assets portfolio.  As of December 31, 2009, our most significant investment in one industry was our investment securities in the CMO industry with a fair value of $6.9 billion, or 9% of the invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

6.  Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swap agreements, interest rate cap agreements, interest rate futures, forward-starting interest rate swaps, consumer price index swaps, interest rate cap corridors, treasury locks and reverse treasury locks.  Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps, currency futures and foreign currency forwards.  Call options based on our stock, call options based on the S&P 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy.  We also use credit default swaps as part of our credit risk management strategy.

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of December 31, 2010, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  We also had embedded derivatives that were economic hedges, but were not designed to meet the requirements for hedge accounting treatment.  See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.

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

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuity products, including the Lincoln SmartSecurity® Advantage GWB feature, the 4LATER® Advantage GIB feature and the i4LIFE® Advantage GIB feature.  See “GLB Reserves Embedded Derivatives” below for further details.

See Note 22 for additional disclosures related to the fair value of our financial instruments and see Note 4 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (dollars in millions) were as follows:

	As of December 31, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	151	$926	$24	$(71)	$-	$-
Forward-starting interest rate swaps (1)	2	150	1	-	-	-
Foreign currency swaps (1)	13	340	43	(13)	-	-
Reverse treasury locks (1)	5	1,000	11	(5)	-	-
Total cash flow hedges	171	2,416	79	(89)	-	-
Fair value hedges:
Interest rate swap agreements (2)	11	1,675	106	(51)	-	(55)
Total fair value hedges	11	1,675	106	(51)	-	(55)
Total derivative instruments
designated and qualifying as
hedging instruments	182	4,091	185	(140)	-	(55)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	3	150	-	-	-	-
Interest rate futures (1)	15,881	2,251	-	-	-	-
Equity futures (1)	13,375	907	-	-	-	-
Interest rate swap agreements (1)	81	7,955	34	(511)	-	-
Credit default swaps (3)	9	145	-	-	-	(16)
Total return swaps (1)	9	900	-	(21)	-	-
Put options (1)	145	5,602	1,151	-	-	-
Call options (based on S&P 500) (1)	544	4,083	301	-	-	-
Variance swaps (1)	50	30	46	(34)	-	-
Currency futures (1)	1,589	219	-	-	-	-
Consumer price index swaps (1)	100	55	-	(2)	-	-
Interest rate cap corridors (1)	73	8,050	52	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(363)
Indexed annuity contracts (4)	132,260	-	-	-	-	(497)
GLB reserves (4)	305,962	-	-	-	518	(926)
Reinsurance related (5)	-	-	-	-	-	(102)
AFS securities (1)	1	-	15	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	470,088	30,347	1,599	(568)	518	(1,904)
Total derivative instruments	470,270	$34,438	$1,784	$(708)	$518	$(1,959)

	As of December 31, 2009
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	85	$620	$24	$(45)	$-	$-
Foreign currency swaps (1)	13	340	33	(19)	-	-
Total cash flow hedges	98	960	57	(64)	-	-
Fair value hedges:
Interest rate swap agreements (2)	1	375	54	-	-	(54)
Equity collars (1)	1	49	135	-	-	-
Total fair value hedges	2	424	189	-	-	(54)
Total derivative instruments
designated and qualifying as
hedging instruments	100	1,384	246	(64)	-	(54)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	20	1,000	-	-	-	-
Interest rate futures (1)	19,073	2,333	-	-	-	-
Equity futures (1)	21,149	1,147	-	-	-	-
Interest rate swap agreements (1)	81	6,232	63	(349)	-	-
Foreign currency forwards (1)	19	1,016	12	(110)	-	-
Credit default swaps (3)	14	220	-	-	-	(65)
Total return swaps (1)	2	156	-	-	-	-
Put options (1)	114	4,093	934	-	-	-
Call options (based on LNC stock) (1)	1	9	-	-	-	-
Call options (based on S&P 500) (1)	559	3,440	215	-	-	-
Variance swaps (1)	36	26	66	(22)	-	-
Currency futures (1)	3,664	505	-	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(332)
Indexed annuity contracts (4)	108,119	-	-	-	-	(419)
GLB reserves (4)	261,309	-	-	-	308	(984)
Reinsurance related (5)	-	-	-	-	-	(31)
AFS securities (1)	2	-	19	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	414,168	20,177	1,309	(481)	308	(1,831)
Total derivative instruments	414,268	$21,561	$1,555	$(545)	$308	$(1,885)

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	The asset is reported in derivative investments and the liability in long-term debt on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.
(5)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2010
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$24	$84	$264	$540	$14	$926
Forward-starting interest rate swaps	-	-	50	100	-	150
Foreign currency swaps	-	124	135	81	-	340
Reverse treasury locks	-	850	150	-	-	1,000
Total cash flow hedges	24	1,058	599	721	14	2,416
Fair value hedges:
Interest rate swap agreements	-	800	-	875	-	1,675
Total fair value hedges	-	800	-	875	-	1,675
Total derivative instruments
designated and qualifying as
hedging instruments	24	1,858	599	1,596	14	4,091
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements	150	-	-	-	-	150
Interest rate futures	2,251	-	-	-	-	2,251
Equity futures	907	-	-	-	-	907
Interest rate swap agreements	203	1,819	1,719	4,214	-	7,955
Credit default swaps	-	40	105	-	-	145
Total return swaps	650	250	-	-	-	900
Put options	-	1,589	4,013	-	-	5,602
Call options (based on S&P 500)	3,311	772	-	-	-	4,083
Variance swaps	-	4	26	-	-	30
Currency futures	219	-	-	-	-	219
Consumer price index swaps	4	15	15	19	2	55
Interest rate cap corridors	-	-	8,050	-	-	8,050
Total derivative instruments
not designated and not
qualifying as hedging
instruments	7,695	4,489	13,928	4,233	2	30,347
Total derivative instruments
with notional amounts	$7,719	$6,347	$14,527	$5,829	$16	$34,438

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Years Ended
	December 31,
	2010	2009
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$11	$127
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate swap agreements	(24)	30
Forward-starting interest rate swaps	1	-
Foreign currency swaps	14	(52)
Treasury locks	(24)	-
Fair value hedges:
Interest rate swap agreements	4	4
Equity collars	-	(28)
Net investment in a foreign subsidiary	-	(74)
AFS securities embedded derivatives	2	-
Change in foreign exchange rate adjustment	4	-
Change in DAC, VOBA, DSI and DFEL	(4)	22
Income tax benefit (expense)	9	(13)
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate swap agreements (1)	4	4
Foreign currency swaps (1)	2	-
Treasury locks (2)	4	-
Fair value hedges:
Interest rate swap agreements (2)	4	4
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	-
Income tax benefit (expense)	(5)	(3)
Balance as of end-of-year	$(15)	$11

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$4	$3	$(3)
Forward-starting interest rate swaps (1)	(1)	-	-
Foreign currency swaps (1)	2	1	(1)
Total cash flow hedges	5	4	(4)
Fair value hedges:
Interest rate swap agreements (2)	42	17	6
Equity collars (3)	15	1	(18)
Total fair value hedges	57	18	(12)
Total derivative instruments designated
and qualifying as hedging instruments	62	22	(16)
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate cap agreements (3)	-	-	(1)
Interest rate futures (3)	183	(693)	708
Equity futures (3)	(248)	(683)	174
Interest rate swap agreements (3)	(8)	(860)	1,167
Foreign currency forwards (1)	43	(98)	-
Credit default swaps - fees (1)	1	1	1
Credit default swaps - marked-to-market (3)	7	(37)	(51)
Total return swaps (4)	(118)	35	(69)
Put options (3)	(217)	(664)	1,082
Call options (based on LNC stock) (3)	-	-	(8)
Call options (based on S&P 500) (3)	114	84	(214)
Variance swaps (3)	(34)	(116)	268
Currency futures (3)	(13)	(7)	-
Consumer price index swaps (3)	(1)	-	-
Interest rate cap corridors (1)	5	-	-
Embedded derivatives:
Deferred compensation plans (4)	(34)	(63)	43
Indexed annuity contracts (3)	(81)	(75)	196
GLB reserves (3)	268	2,228	(2,625)
Reinsurance related (3)	(71)	(62)	251
AFS securities (1)	2	-	-
Total derivative instruments not designated
and not qualifying as hedging instruments	(202)	(1,010)	922
Total derivative instruments	$(140)	$(988)	$906

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The location in the Consolidated Statements of Income (Loss) where the gains (losses) are recorded for each of the derivative instruments discussed below is specified in the table above.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Ineffective portion recognized in realized gain (loss)	$-	$(1)	$1
Gain (loss) recognized as a component of OCI with the offset
to net investment income	6	4	2

As of December 31, 2010, $19 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the years ended December 31, 2010, 2009 and 2008, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

As of December 31, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.

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

As of December 31, 2010, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Reverse Treasury Locks

We use reverse treasury locks to hedge the interest rate exposure related to the purchase of fixed rate securities or the anticipated future cash flows of floating rate fixed maturity securities due to changes in interest rates.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.  The gains or losses resulting from the reverse treasury locks are recorded in OCI and are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased.

Derivative Instruments Designated and Qualifying as Fair Value Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Ineffective portion recognized in realized gain (loss)	$1	$1	$(18)
Gain (loss) recognized as a component of OCI with the offset
to interest expense	4	4	4

Interest Rate Swap Agreements

We used a portion of our interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts, which were redeemed during 2010, and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace.  We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, we receive a fixed payment from the counterparty at a predetermined interest rate.  The net receipts or payments earned or owed from these interest rate swap agreements are recorded as an adjustment to the interest expense for the debt being hedged in the period it occurs.  The changes in fair value of the interest rate swap agreements are recorded as an offsetting adjustment to derivative investments and long-term debt on our Consolidated Balance Sheets.

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  The equity collar was structured such that we purchased a put option on the BOA stock and simultaneously sold a call option with the identical maturity date as the put option.  This structure effectively protected us from a price decline in the stock while allowing us to participate in some of the upside if the BOA stock appreciated over the time of the transaction.  With the equity collar in place, we were able to pledge the BOA stock as collateral, which then allowed us to advance a substantial portion of the stock’s value, effectively monetizing the stock for liquidity purposes. On the scheduled settlement date, September 7, 2010, we settled the equity collar by delivering four million shares of BOA stock, which resulted in a $15 million gain, reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

Derivative Instruments Designated and Qualifying as a Hedge in a Net Investment in a Foreign Subsidiary

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

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2010
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB	3	(12)	65
03/20/2017 (4)	(5)	(6)	BBB-	2	(4)	40
				9	$(16)	$145

As of December 31, 2009
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
03/20/2010 (3)	(7)	(6)	A-	1	$-	$10
06/20/2010 (3)	(7)	(6)	A	1	-	10
12/20/2012 (3)	(5)	(6)	BBB+	4	-	40
12/20/2016 (4)	(5)	(6)	B-	2	(19)	48
03/20/2017 (4)	(5)	(6)	BB+	6	(46)	112
				14	$(65)	$220

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders, prior to 2007, where we determined there was a spread versus premium mismatch.

(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 1.
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(7)	Credit default swap was entered into in order to generate income by providing protection on a highly rated basket of securities in return for a quarterly payment.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of December 31,
	2010	2009
Maximum potential payout	$145	$220
Less:
Counterparty thresholds	10	30
Maximum collateral potentially required to post	$135	$190

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $6 million as of December 31, 2010, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

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

Variance Swaps

We use variance swaps to hedge the liability exposure on certain options in variable annuity products.  Variance swaps are contracts entered into at no cost and whose payoff is the difference between the realized variance rate of an underlying index and the fixed variance rate determined as of inception.

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

Deferred Compensation Plans Embedded Derivatives

We have certain deferred compensation plans that have embedded derivative instruments.  The liability related to these plans varies based on the investment options selected by the participants.  The liability related to certain investment options selected by the participants is marked-to-market through net income (loss).

Indexed Annuity Contracts Embedded Derivatives

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

GLB Reserves Embedded Derivatives

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  As of December 31, 2010, we had $30.3 billion of account values that were attributable to variable annuities with a GWB feature and $11.4 billion of account values that were attributable to variable annuities with a GIB feature.

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

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance arrangements and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives as they occur are recorded through net income (loss).  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld reinsurance agreement on our disability income business was released due to the rescission of the underlying reinsurance agreement.  See Note 14 for information regarding the rescission of the underlying reinsurance agreement.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  The change in fair value of these embedded derivatives flows through net income (loss).

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of December 31, 2010, the nonperformance risk adjustment was $10 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2010, the exposure was $184 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2010		As of December 31, 2009
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AAA	$1	$-	$3	$-
AA	99	-	140	-
AA-	65	-	272	(17)
A+	548	(76)	171	(13)
A	436	(223)	331	(240)
	$1,149	$(299)	$917	$(270)

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Current	$(244)	$(751)	$452
Deferred	527	645	(579)
Federal income tax expense (benefit)	$283	$(106)	$(127)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Tax rate times pre-tax income	$432	$(182)	$(48)
Effect of:
Tax-preferred investment income	(105)	(92)	(81)
Tax credits	(42)	(46)	(25)
Goodwill	-	238	58
Prior year tax return adjustment	(12)	(60)	(35)
Other items	10	36	4
Federal income tax expense (benefit)	$283	$(106)	$(127)
Effective tax rate	23%	20%	N/M

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  Because the pre-tax loss of $137 million resulted in a tax benefit of $127 million in 2008, the effective tax rate was not meaningful.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Included in tax-preferred investment income was a separate account dividends-received deduction benefit of $94 million, $77 million and $81 million for the years ended December 31, 2010, 2009 and 2008, respectively, exclusive of any prior years’ tax return adjustment.

The federal income tax asset (liability) (in millions), which is included in other liabilities on our Consolidated Balance Sheets, was as follows:

	As of December 31,
	2010	2009
Current	$(77)	$(191)
Deferred	(1,326)	(351)
Total federal income tax asset (liability)	$(1,403)	$(542)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2010	2009
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,210	$1,731
Deferred gain on business sold through reinsurance	160	172
Net unrealized loss on AFS securities	-	8
Reinsurance related embedded derivative asset	22	11
Investments	591	191
Compensation and benefit plans	272	280
Net operating loss	-	37
Net capital loss	97	112
VIE	77	-
Other	108	126
Total deferred tax assets	2,537	2,668
Deferred Tax Liabilities
DAC	1,977	1,949
VOBA	483	734
Net unrealized gain on AFS securities	1,014	-
Net unrealized gain on trading securities	90	57
Intangibles	165	178
Other	134	101
Total deferred tax liabilities	3,863	3,019
Net deferred tax asset (liability)	$(1,326)	$(351)

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including: the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes as of December 31, 2010 and 2009, it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.

As of December 31, 2010, LNC had net capital loss carryforwards of $276 million which will expire in 2014.  LNC believes that it is more likely than not that the capital losses will be fully utilized within the allowable carryforward period.

As of December 31, 2010 and 2009, $223 million and $224 million of our unrecognized tax benefits presented below, if recognized, would have impacted our income tax expense and our effective tax rate.  We anticipate a change to our unrecognized tax benefits during 2011 in the range of zero to $134 million.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the
	Years Ended
	December 31,
	2010	2009
Balance as of beginning-of-year	$336	$302
Increases for prior year tax positions	2	29
Decreases for prior year tax positions	(7)	(1)
Increases for current year tax positions	9	13
Decreases for current year tax positions	(8)	(7)
Decreases for settlements with taxing authorities	(10)	-
Decreases for lapse of statute of limitations	(4)	-
Balance as of end-of-year	$318	$336

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2010, 2009 and 2008, we recognized interest and penalty expense related to uncertain tax positions of $7 million, $12 million and $2 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $93 million and $86 million as of December 31, 2010 and 2009, respectively.

In the normal course of business, we are subject to examination by taxing authorities throughout the U.S. and the U.K.  At any given time, we may be under examination by state, local or non-U.S. income tax authorities.  During the third quarter of 2008, the Internal Revenue Service (“IRS”) completed its examination for tax years 2003 and 2004 resulting in a proposed assessment.  During the second quarter of 2010, the IRS completed its examination for tax years 2005 and 2006 resulting in a proposed assessment.  Also, during the second quarter of 2010, the IRS completed its examination of tax year 2006 for the former Jefferson-Pilot Corporation (“JP”) and its subsidiaries.  We believe a portion of the assessments is inconsistent with the existing law and are protesting it through the established IRS appeals process.  We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition.  We are currently under audit by the IRS for years 2007 and 2008.  The JP subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle.  For the former JP subsidiaries, JP Life Insurance Company and JP Financial Insurance Company, the IRS is examining the tax years ended April 1, 2007, and July 1, 2007, respectively.

8.  DAC, VOBA, DSI and DFEL

During the fourth quarter of 2008, we recorded a decrease to income (loss) from continuing operations totaling $263 million or $1.01 per diluted share, for a reversion to the mean prospective unlocking of DAC, VOBA, DSI and DFEL as a result of significant and sustained declines in the equity markets during 2008.  During 2010 and 2009, we did not have a reversion to the mean prospective unlocking of DAC, VOBA, DSI and DFEL.  The pre-tax impact for these items is included within the prospective unlocking line items in the changes in DAC, VOBA, DSI and DFEL tables below.

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balance as of beginning-of-year	$7,424	$7,640	$5,999
Transfer of business to a third party	-	(37)	-
Deferrals	1,641	1,621	1,814
Amortization, net of interest:
Prospective unlocking - assumption changes	(31)	(15)	(368)
Prospective unlocking - model refinements	145	-	44
Retrospective unlocking	41	19	(136)
Other amortization, net of interest	(930)	(746)	(672)
Adjustment related to realized (gains) losses	(50)	148	(203)
Adjustment related to unrealized (gains) losses	(688)	(1,206)	1,162
Balance as of end-of-year	$7,552	$7,424	$7,640

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balance as of beginning-of-year	$2,086	$3,762	$2,809
Transfer of business to a third party	-	(255)	-
Deferrals	26	30	40
Amortization:
Prospective unlocking - assumption changes	(41)	(20)	(7)
Prospective unlocking - model refinements	(7)	-	6
Retrospective unlocking	11	(44)	(38)
Other amortization	(361)	(349)	(335)
Accretion of interest (1)	89	102	116
Adjustment related to realized (gains) losses	(8)	43	98
Adjustment related to unrealized (gains) losses	(417)	(1,183)	1,073
Balance as of end-of-year	$1,378	$2,086	$3,762
(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 3.50% to 7.25%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2010, was as follows:

2011	$213
2012	187
2013	166
2014	140
2015	126

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balance as of beginning-of-year	$323	$263	$279
Deferrals	66	76	96
Amortization, net of interest:
Prospective unlocking - assumption changes	(3)	-	(37)
Retrospective unlocking	7	5	(7)
Other amortization, net of interest	(58)	(33)	(22)
Adjustment related to realized (gains) losses	(8)	13	(46)
Adjustment related to unrealized (gains) losses	(41)	(1)	-
Balance as of end-of-year	$286	$323	$263

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balance as of beginning-of-year	$1,338	$1,019	$804
Transfer of business to a third party	-	(11)	-
Deferrals	546	497	427
Amortization, net of interest:
Prospective unlocking - assumption changes	(57)	(22)	(37)
Prospective unlocking - model refinements	56	-	25
Retrospective unlocking	(23)	(16)	(42)
Other amortization, net of interest	(173)	(129)	(141)
Adjustment related to realized (gains) losses	(8)	(1)	(17)
Adjustment related to unrealized (gains) losses	(177)	1	-
Balance as of end-of-year	$1,502	$1,338	$1,019

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2010	2009	2008
Direct insurance premiums and fees	$6,599	$6,124	$6,071
Reinsurance assumed	13	10	18
Reinsurance ceded	(1,202)	(1,148)	(1,004)
Total insurance premiums and fees, net	$5,410	$4,986	$5,085

Direct insurance benefits	$4,423	$3,893	$4,134
Reinsurance recoveries netted against benefits	(1,093)	(1,057)	(1,075)
Total benefits, net	$3,330	$2,836	$3,059

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each company’s retention limit is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance and annuities in order to limit our exposure to mortality losses and enhance our capital management.

Under our reinsurance program, we reinsure approximately 40% to 45% of the mortality risk on newly issued non-term life insurance contracts and approximately 35% of total mortality risk including term insurance contracts.  Our policy for this program is to retain no more than $10 million on a single insured life issued on fixed, VUL and term life insurance contracts.  The retention per single insured life for corporate-owned life insurance is $2 million.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2010, the reserves associated with these reinsurance arrangements totaled $935 million.  To cover products other than life insurance, we acquire other reinsurance coverages with retentions and limits.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers.  Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity   reinsurance transactions.  Swiss Re represents our largest reinsurance exposure.  Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations.  As we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $3.0 billion as of December 31, 2010.  Swiss Re has funded a trust, with a balance of $1.7 billion as of December 31, 2010, to support this business.  As a result of Swiss Re’s S&P financial strength rating dropping below AA-, Swiss Re funded an additional trust during the fourth quarter of 2009 with a balance of approximately $1.5 billion as of December 31, 2010, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets are reported within trading securities or mortgage loans on real estate on our Consolidated Balance Sheets.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2010, included $1.1 billion and $78 million, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  During 2010, 2009 and 2008, we amortized $49 million, $50 million and $50 million, after-tax, respectively, of deferred gain on business sold through reinsurance.

See Note 14 for discussion of the rescission of indemnity reinsurance for disability income business that occurred during the year ended December 31, 2009.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2010
	Acquisition	Cumulative
	Balance	Impairment
	As of	As of	Acquisition		Dispositions	Balance
	Beginning-	Beginning-	Accounting		and	As of End-
	of-Year	of-Year	Adjustments	Impairment	Other	of-Year
Retirement Solutions:
Annuities	$1,040	$(600)	$-	$-	$-	$440
Defined Contribution	20	-	-	-	-	20
Insurance Solutions:
Life Insurance	2,188	-	-	-	-	2,188
Group Protection	274	-	-	-	-	274
Other Operations	335	(244)	-	-	6	97
Total goodwill	$3,857	$(844)	$-	$-	$6	$3,019

	For the Year Ended December 31, 2009
	Acquisition	Cumulative
	Balance	Impairment
	As of	As of	Acquisition		Dispositions	Balance
	Beginning-	Beginning-	Accounting		and	As of End-
	of-Year	of-Year	Adjustments	Impairment	Other	of-Year
Retirement Solutions:
Annuities	$1,040	$-	$-	$(600)	$-	$440
Defined Contribution	20	-	-	-	-	20
Insurance Solutions:
Life Insurance	2,188	-	-	-	-	2,188
Group Protection	274	-	-	-	-	274
Other Operations	338	(164)	1	(80)	(4)	91
Total goodwill	$3,860	$(164)	$1	$(680)	$(4)	$3,013

Included in the acquisition accounting adjustments above were adjustments related to income tax deductions recognized when stock options attributable to mergers were exercised or the release of unrecognized tax benefits acquired through mergers.

We perform a Step 1 goodwill impairment analysis on all of our reporting units at least annually on October 1.  The Step 1 analysis for the reporting units within our Insurance Solutions and Retirement Solutions businesses utilizes primarily a discounted cash flow valuation technique (“income approach”), although limited available market data is also considered.  In determining the estimated fair value, we consider discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing the reporting unit.  This analysis requires us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.  For our Media reporting unit, we primarily use discounted cash flow calculations to determine the implied fair value.

As of October 1, 2010, all of our reporting units passed the Step 1 analysis, and although Insurance Solutions – Life Insurance carrying value of the net assets was within the estimated fair value range, we deemed it necessary to validate the carrying value of goodwill through a Step 2 analysis.  In our Step 2 analysis of Insurance Solutions – Life Insurance, we estimated the implied fair value of the reporting unit’s goodwill, including assigning the reporting unit’s fair value determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of October 1, 2010, and determined there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.

As of October 1, 2009 and 2008, all of our reporting units passed the Step 1 analysis, except for our Media reporting unit, which required a Step 2 analysis to be completed.  We utilized very detailed forecasts of cash flows and market observable inputs in determining a fair value of the net assets for each of the reporting units similar to what would be estimated in a business combination between market participants.  The implied fair value of goodwill for our Media reporting unit was lower than its carrying amount; therefore, goodwill was impaired and written down to its fair value for this reporting unit.  The 2009 and 2008 impairment recorded in Other Operations for our Media business was a result of declines in current and forecasted advertising revenue for the entire radio market.  Our impairment tests showed the implied fair value of our Media reporting unit was lower than its carrying amount; therefore, we recorded non-cash impairments of goodwill of $80 million for 2009 and $164 million for 2008 and specifically identifiable intangible assets of $50 million and $217 million for the corresponding periods, respectively.

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

For our acquisition of NCLS, during 2009, we impaired the estimated goodwill that arose from the acquisition after considering the expected financial performance and other relevant factors of this business.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31,
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Insurance Solutions - Life Insurance:
Sales force	$100	$19	$100	$15
Retirement Solutions - Defined Contribution:
Mutual fund contract rights (1)(2)	2	-	2	-
Other Operations:
FCC licenses (1)(3)	118	-	118	-
Other	4	3	4	3
Total	$224	$22	$224	$18

(1)	No amortization recorded as the intangible asset has indefinite life.
(2)	We recorded mutual fund contract rights impairment of $1 million for the year ended December 31, 2009.
(3)	We recorded FCC licenses impairment of $49 million for the year ended December 31, 2009.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2010, was as follows:

2011	$4
2012	4
2013	4
2014	4
2015	4

See Note 3 for goodwill assets included within discontinued operations.

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of December 31,
	2010	2009
Return of Net Deposits
Total account value	$52,211	$44,712
Net amount at risk (1)	816	1,888
Average attained age of contract holders	58 years	57 years
Minimum Return
Total account value (2)	$187	$203
Net amount at risk (1)	46	65
Average attained age of contract holders	70 years	69 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$23,483	$21,431
Net amount at risk (1)	2,183	4,021
Average attained age of contract holders	66 years	65 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing December 31, 2010, to December 31, 2009, was attributable primarily to the rise in equity markets and associated increase in the account values.

(2)	The decrease in total account value when comparing December 31, 2010, to December 31, 2009, was attributable primarily to an increase in contract surrender rates.

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

	For the Years Ended December 31,
	2010	2009	2008
Balance as of beginning-of-year	$71	$277	$38
Changes in reserves	57	(33)	312
Benefits paid	(84)	(173)	(73)
Balance as of end-of-year	$44	$71	$277

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2010	2009
Asset Type
Domestic equity	$35,659	$32,489
International equity	14,172	12,379
Bonds	15,913	9,942
Money market	5,725	6,373
Total	$71,469	$61,183

Percent of total variable annuity separate account values	98%	97%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 40% of permanent life insurance in force as of December 31, 2010, and approximately 52% of total sales for these products for the year ended December 31, 2010.

12.  Other Contract Holder Funds

Details of other contract holder funds (in millions) were as follows:

	As of December 31,
	2010	2009
Fixed account values, including the fixed portion of variable
and other contract holder funds	$65,380	$62,158
DFEL	1,502	1,338
Contract holder dividends payable	484	493
Premium deposit funds	148	102
Undistributed earnings on participating business	85	56
Total other contract holder funds	$67,599	$64,147

As of December 31, 2010 and 2009, participating policies comprised approximately 1.00% of the face amount of insurance in force, and dividend expenses were $82 million, $89 million and $92 million for the years ended December 31, 2010, 2009 and 2008, respectively.

13.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2010	2009
Short-Term Debt
Commercial paper (1)	$100	$99
Current maturities of long-term debt	250	250
Other short-term debt	1	1
Total short-term debt	$351	$350

Long-Term Debt, Excluding Current Portion
Senior notes:
6.20% notes, due 2011	$-	$250
5.65% notes, due 2012	300	300
LIBOR + 175 bps loan, due 2013	200	200
4.75% notes, due 2014	300	300
4.75% notes, due 2014	200	200
4.30% notes, due 2015 (2)	250	-
LIBOR + 3 bps notes, due 2017	250	250
7.00% notes, due 2018	200	200
8.75% notes, due 2019 (3)	500	500
6.25% notes, due 2020 (4)	300	300
6.15% notes, due 2036	500	500
6.30% notes, due 2037	375	375
7.00% notes, due 2040 (5)	500	-
Total senior notes	3,875	3,375

Junior subordinated debentures issued to affiliated trusts:
Lincoln Capital VI - 6.75% Series F, due 2052 (6)	-	155
Total junior subordinated debentures issued to affiliated trusts	-	155

Capital securities:
6.75%, due 2066	275	275
7.00%, due 2066 (7)	723	723
6.05%, due 2067 (8)	491	491
Total capital securities	1,489	1,489
Unamortized premiums (discounts)	(20)	(23)
Fair value hedge on interest rate swap agreements	55	54
Total unamortized premiums (discounts) and fair value hedge on interest rate swap agreements	35	31
Total long-term debt	$5,399	$5,050

(1)	The weighted-average interest rate of commercial paper was 0.41% and 1.59% as of December 31, 2010 and 2009, respectively.
(2)
On June 18, 2010, we issued 4.30% fixed rate senior notes due 2015 (“2015 Notes”), with a principal balance of $250 million.  We have the option to repurchase the outstanding 2015 Notes by paying the greater of 100% of the principal amount of the 2015 Notes to be redeemed or the make-whole amount (as defined in the 2015 Notes), plus in each case any accrued and unpaid interest as of the date of redemption.

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

(5)
On June 18, 2010, we issued 7.00% fixed rate senior notes due 2040 (“2040 Notes”), with a principal balance of $500 million.  We have the option to repurchase the outstanding 2040 Notes by paying the greater of 100% of the principal amount of the 2040 Notes to be redeemed or the make-whole amount (as defined in the 2040 Notes), plus in each case any accrued and unpaid interest as of the date of redemption.

(6)	During the fourth quarter of 2010, we repurchased all of our 6.75% junior subordinated debentures due 2052. See below for the details of the loss on extinguishment of debt.
(7)	During the first quarter of 2009, we repurchased $78 million of our 7% capital securities due 2066. The results of the extinguishment of debt were favorable by a ratio of 25 cents to one dollar.
(8)	During the first quarter of 2009, we repurchased $9 million of our 6.05% capital securities due 2067. The results of the extinguishment of debt were favorable by a ratio of 23 cents to one dollar.

Details underlying the recognition of a gain (loss) on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Income (Loss) were as follows:

	For the Years
	Ended December 31,
	2010	2009
Principal balance outstanding prior to payoff	$155	$87
Unamortized debt issuance costs and discounts prior to payoff	(5)	(1)
Amount paid to retire	(155)	(22)
Gain (loss) on extinguishment of debt, pre-tax	$(5)	$64

Future principal payments due on long-term debt (in millions) as of December 31, 2010, were as follows:

2011	$250
2012	300
2013	200
2014	500
2015	250
Thereafter	4,114
Total	$5,614

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit (“LOCs”)

Credit facilities and LOC debt programs (in millions) were as follows:

		As of December 31, 2010
	Expiration	Maximum	Borrowings
	Date	Available	Outstanding
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350
364-day revolving credit facility	Jun-2011	500	-
Four-year revolving credit facility	Jun-2014	1,500	-
Ten-year LOC facility	Dec-2019	550	-
Total		$3,180	$350

LOCs issued			$2,048

(1)
Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding.  We have pledged securities, included in fixed maturity AFS securities on our Consolidated Balance Sheets, that are associated with this credit facility.

Credit facilities allow for borrowing or issuances of LOCs.

Effective June 9, 2010, we entered into two revolving credit facilities with a syndicate of banks.  One agreement (the “Four-Year Agreement”) allows for issuance of LOCs, as well as borrowings to finance any draws under the LOCs.  The Four-Year Agreement is unsecured and has a commitment termination date of June 9, 2014.  The Four-Year Agreement must be used primarily to provide LOCs in support of certain life insurance reserves.  The second agreement (the “364-Day Agreement,” and together with the “Four-Year Agreement” the “credit facility”) allows for borrowing or issuance of LOCs and may be used for general corporate purposes.  The 364-Day Agreement is unsecured and has a commitment termination date of June 8, 2011.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of each agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the state regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility (other than net proceeds used to repay investments to the U.S. Department of the Treasury (“U.S. Treasury”) under the Capital Purchase Program (“CPP”); and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2010, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and trust preferred securities of our affiliated trusts.

Certain Debt Covenants on Capital Securities

Our $1.5 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following trigger events exists as of the 30th day prior to an interest payment date (“determination date”):

•	LNL’s risk-based capital ratio is less than 175% (based on the most recent annual financial statement filed with the State of Indiana); or
•
(i) The sum of our consolidated net income for the four trailing fiscal quarters ending on the quarter that is two quarters prior to the most recently completed quarter prior to the determination date is zero or negative; and (ii) our consolidated stockholders’ equity (excluding accumulated other comprehensive income and any increase in stockholders’ equity resulting from the issuance of preferred stock during a quarter), or “adjusted stockholders’ equity,” as of (x) the most recently completed quarter and (y) the end of the quarter that is two quarters before the most recently completed quarter, has declined by 10% or more as compared to the quarter that is 10 fiscal quarters prior to the last completed quarter, or the “benchmark quarter.”

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events no longer existed.  Our failure to pay interest pursuant to the ACSM will not result in an event of default with respect to the capital securities nor will a nonpayment of interest unless it lasts for 10 consecutive years, although such breaches may result in monetary damages to the holders of the capital securities.

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

In the ordinary course of its business, LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business.  In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief.  After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings, after consideration of any reserves and rights to indemnification, ultimately will be resolved without materially affecting the consolidated financial position of LNC.  However, given the large and indeterminate amounts sought in certain of these proceedings and the inherent difficulty in predicting the outcome of such legal proceedings, it is possible that an adverse outcome in certain matters could be material to our operating results for any particular reporting period.

Transamerica Investment Management, LLC and Transamerica Investments Services, Inc. v. Delaware Management Holdings, Inc. (dba Delaware Investments), Delaware Investment Advisers and certain individuals, was filed in the San Francisco County Superior Court on April 28, 2005.  The plaintiffs sought compensatory and punitive damages, alleging breach of fiduciary duty, breach of duty of loyalty, breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, interference with prospective economic advantage, conversion, unjust enrichment, conspiracy and declaratory judgment, in connection with Delaware Investment Advisers’ hiring of certain portfolio management personnel from the plaintiffs.  As part of the purchase and sale agreement for Delaware described in Note 3, we agreed to retain control of and responsibility for this litigation.  We reached a global settlement with Transamerica resolving all litigation between the parties and took a charge of $40 million, after-tax, related to this litigation.  A notice of dismissal was entered in the case on January 24, 2011.

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

Leases

Certain subsidiaries of ours lease their home office properties.  In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019.  We retain our right and option to exercise the remaining four extended terms of five years each in accordance with the lease agreement.  These agreements also provide us with the right of first refusal to purchase the properties at a price defined in the agreements and the option to purchase the leased properties at fair market value on the last day of any renewal period.  In 2007, we exercised the right and option to extend the Hartford lease for one extended term such that the lease shall expire in 2013.  During 2007, we moved our corporate headquarters to Radnor, Pennsylvania from Philadelphia, Pennsylvania and entered into a new 13-year lease for office space.

Total rental expense on operating leases for the years ended December 31, 2010, 2009 and 2008, was $46 million, $55 million and $62 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2010, were as follows:

2011	$40
2012	36
2013	30
2014	23
2015	18

Information Technology Commitment

In February 2004, we completed renegotiations and extended our contract with IBM Global Services for information technology services for the Fort Wayne operations through February 2010.  Following the original termination date of this agreement, we exercised contractual rights to extend this agreement through February 2012.  Annual costs are dependent on usage but are expected to be approximately $9 million.

Football Stadium Naming Rights Commitment

In 2002, we entered into an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field.  In exchange for the naming rights, we agreed to pay $140 million over a 20-year period through annual payments to the Philadelphia Eagles, which average approximately $7 million per year.  The total amount includes a maximum annual increase related to the Consumer Price Index.  This future commitment has not been recorded as a liability on our Consolidated Balance Sheets as it is being accounted for in a manner consistent with the accounting for operating leases under the Leases Topic of the FASB ASC.

Media Commitments

Lincoln Financial Media has future commitments of approximately $31 million through 2015 related primarily to employment contracts and rating service contracts.

Vulnerability from Concentrations

As of December 31, 2010, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Retirement Solutions – Annuities segment is significant to this segment.  The ALVA product accounted for 25%, 28% and 37% of Retirement Solutions – Annuities’ variable annuity product deposits in 2010, 2009 and 2008, respectively, and represented approximately 58%, 61% and 62% of our total Retirement Solutions – Annuities’ variable annuity product account values as of December 31, 2010, 2009 and 2008, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Retirement Solutions – Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Retirement Solutions – Annuities segment, AFIS funds accounted for 29%, 33% and 44% of variable annuity product deposits in 2010, 2009 and 2008, respectively, and represented 66%, 69% and 70% of the segment’s total variable annuity product account values as of December 31, 2010, 2009 and 2008, respectively.

Standby Real Estate Equity Commitments

Historically, we have entered into standby commitments, which obligated us to purchase real estate at a specified cost if a third-party sale did not occur within approximately one year after construction was completed.  These commitments were used by a developer to obtain a construction loan from an outside lender on favorable terms.  In return for issuing the commitment, we received an annual fee and a percentage of the profit when the property was sold.  Our expectation is that we will be obligated to fund those commitments that remain outstanding.

As of December 31, 2010, and December 31, 2009, we had standby real estate equity commitments totaling $53 million and $220 million, respectively.  During 2010, we funded commitments of $142 million and recorded a loss of $8 million reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

During 2009, we suspended entering into new standby real estate commitments.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments net of estimated future premium tax deductions of $13 million and $14 million as of December 31, 2010 and 2009, respectively.

15.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Series A Preferred Stock
Balance as of beginning-of-year	11,497	11,565	11,960
Conversion of convertible preferred stock (1)	(583)	(68)	(395)
Balance as of end-of-year	10,914	11,497	11,565

Series B Preferred Stock
Balance as of beginning-of-year	950,000	-	-
Issuance (redemption) of Series B preferred stock	(950,000)	950,000	-
Balance as of end-of-year	-	950,000	-

Common Stock
Balance as of beginning-of-year	302,223,281	255,869,859	264,233,303
Stock issued	14,137,615	46,000,000	-
Conversion of convertible preferred stock (1)	9,328	1,088	6,320
Stock compensation/issued for benefit plans	414,712	436,100	945,048
Retirement/cancellation of shares	(1,066,382)	(83,766)	(9,314,812)
Balance as of end-of-year	315,718,554	302,223,281	255,869,859

Common Stock as of End-of-Period
Assuming conversion of preferred stock	315,893,178	302,407,233	256,054,899
Diluted basis	324,043,137	311,846,021	257,690,111

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common, Series A and Series B preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Weighted-average shares, as used in basic calculation	310,005,264	280,031,363	257,498,535
Shares to cover exercise of outstanding warrants	12,260,236	6,209,013	-
Shares to cover conversion of preferred stock	178,720	184,687	186,578
Shares to cover non-vested stock	616,314	550,700	309,648
Average stock options outstanding during the year	707,704	401,369	6,479,521
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(5,148,473)	(2,945,429)	-
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the year)	(464,813)	(275,543)	(6,351,278)
Shares repurchaseable from measured but
unrecognized stock option expense	(139,673)	(85,511)	(43,148)
Average deferred compensation shares	1,198,468	1,564,954	1,310,954
Weighted-average shares, as used in diluted calculation	319,213,747	285,635,603	259,390,810

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above.  As a result of a loss from continuing operations for the years ended December 31, 2009 and 2008, shares used in the EPS calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

For participants in our deferred compensation plans, with the exception of the non-employee directors’ deferred compensation plan, who select LNC stock for measuring the investment return attributable to their deferral amounts, the effect of settling this obligation in LNC stock is more dilutive than the presumption to settle in cash.  Therefore, the numerator used in our diluted EPS calculation was adjusted down by $1 million, for the removal of the favorable mark-to-market adjustment included in net income attributable to these deferred units of LNC stock for the year ended December 31, 2010.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount.  These amounts are presented on our Consolidated Statements of Income (Loss).

Common Stock Issued

On June 22, 2009, we closed on the issuance and sale of 40,000,000 shares of common stock and on June 25, 2009, we closed on the issuance and sale of 6,000,000 shares of common stock, both at a price of $15.00 per share.

On June 18, 2010, we closed on the issuance and sale of 14,137,615 shares of common stock at a price of $27.25 per share.

Series B Preferred Stock Issuance and Redemption

On July 10, 2009, in connection with the Troubled Asset Relief Program (“TARP”) CPP, established as part of the Emergency Economic Stabilization Act of 2008, we issued and sold to the U.S. Treasury 950,000 shares of Series B preferred stock together with a related warrant to purchase up to 13,049,451 shares of our common stock for an aggregate purchase price of $950 million.

On June 30, 2010, we repurchased from the U.S. Treasury all of the Series B preferred stock.  The repurchase of the Series B preferred stock resulted in a $131 million reduction to retained earnings and was deducted from income (loss) available to common stockholders in our calculation of EPS, representing the write-off of unamortized discount on the Series B preferred stock at liquidation.  In addition, the annual dividends payable on the Series B preferred stock were eliminated as of June 30, 2010.

On September 22, 2010, the U.S. Treasury closed an underwritten secondary public offering of the above-mentioned 13,049,451 warrants.  The warrants, each representing the right to purchase one share of our common stock, no par value per share, have an exercise price of $10.91, subject to adjustment in accordance with the terms of the TARP CPP, and expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”  We did not receive any of the proceeds of the warrant offering; however, we paid $48 million, reported within common stock on our Consolidated Balance Sheets, to purchase 2,899,159 warrants at auction, which were subsequently canceled.

Upon issuance, the fair values of the Series B preferred stock and the associated warrants were computed as if the instruments were issued on a stand alone basis.  The fair value of the Series B preferred stock was estimated based on a five-year holding period and cash flows discounted at a rate of 10%, resulting in a fair value estimate of approximately $777 million. We used a binomial lattice model to estimate the fair value of the warrants, resulting in a stand alone fair value of approximately $152 million.  The relative fair value of each security to the total combined fair value of both securities was 83.6% for the preferred stock and 16.4% for the common stock warrants.  The most significant and unobservable assumption in this valuation was our share price volatility.  We used a long-term realized volatility of our stock of 73.17%.

The individual fair values were used to record the Series B preferred stock and associated warrants on a relative fair value basis of $794 million and $156 million, respectively.  The warrants were recorded to common stock.  The Series B preferred stock amount was recorded at the liquidation value of $1,000 per share or $950 million, net of discount of $156 million.  The discount was amortized over a five-year period from the date of issuance, using the effective yield method and recorded as a direct reduction to retained earnings and deducted from income (loss) available to common stockholders in the calculation of EPS.  The accretion of discount totaled $12 million for the year ended December 31, 2009.

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2010	2009	2008
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$49	$(2,654)	$86
Cumulative effect from adoption of new accounting standards	181	(84)	-
Unrealized holding gains (losses) arising during the year	2,528	6,204	(7,835)
Change in foreign currency exchange rate adjustment	(6)	26	(66)
Change in DAC, VOBA, DSI and other contract holder funds	(1,196)	(2,371)	2,602
Income tax benefit (expense)	(478)	(1,366)	1,859
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(135)	(569)	(1,221)
Reclassification adjustment for gains (losses) on derivatives included in net income (loss)	135	(45)	(112)
Associated amortization of DAC, VOBA, DSI and DFEL	9	161	256
Income tax benefit (expense)	(3)	159	377
Balance as of end-of-year	$1,072	$49	$(2,654)
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(115)	$-	$-
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(18)	-
Gross OTTI recognized in OCI during the year	(98)	(357)	-
Change in DAC, VOBA, DSI and DFEL	10	82	-
Income tax benefit (expense)	30	96	-
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	87	154	-
Change in DAC, VOBA, DSI and DFEL	(20)	(29)	-
Income tax benefit (expense)	(23)	(43)	-
Balance as of end-of-year	$(129)	$(115)	$-
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$11	$127	$53
Unrealized holding gains (losses) arising during the year	(27)	(120)	(1)
Change in foreign currency exchange rate adjustment	4	-	1
Change in DAC, VOBA, DSI and DFEL	(4)	22	(36)
Income tax benefit (expense)	9	(13)	37
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	14	8	(112)
Associated amortization of DAC, VOBA, DSI and DFEL	(1)	-	-
Income tax benefit (expense)	(5)	(3)	39
Balance as of end-of-year	$(15)	$11	$127
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$3	$6	$175
Foreign currency translation adjustment arising during the year	(3)	(2)	(263)
Income tax benefit (expense)	1	(1)	94
Balance as of end-of-year	$1	$3	$6
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(210)	$(282)	$(89)
Adjustment arising during the year	45	111	(316)
Income tax benefit (expense)	(16)	(39)	123
Balance as of end-of-year	$(181)	$(210)	$(282)

16.  Realized (Gain) Loss

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Total realized gain (loss) related to certain investments (1)	$(180)	$(538)	$(928)
Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs, and
trading securities (2)	75	36	(109)
Indexed annuity net derivative results: (3)
Gross gain (loss)	34	8	13
Associated amortization of DAC, VOBA, DSI and DFEL	(15)	(4)	(6)
Guaranteed living benefits: (4)
Gross gain (loss)	115	(483)	793
Associated amortization of DAC, VOBA, DSI and DFEL	(54)	35	(356)
Guaranteed death benefits: (5)
Gross gain (loss)	(59)	(227)	75
Associated amortization of DAC, VOBA, DSI and DFEL	7	26	(17)
Realized gain (loss) on sale of subsidiaries/businesses	-	1	-
Total realized gain (loss)	$(77)	$(1,146)	$(535)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

(5)	Represents the change in the fair value of the derivatives used to hedge our GDB riders.

17.  Underwriting, Acquisition, Insurance, Restructuring and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Commissions	$1,616	$1,533	$1,676
General and administrative expenses	1,412	1,287	1,271
Expenses associated with reserve financing and unrelated LOCs	34	7	3
DAC and VOBA deferrals and interest, net of amortization	(583)	(598)	(464)
Broker-dealer expenses	320	290	331
Other intangibles amortization	4	4	4
Media expenses	59	53	60
Taxes, licenses and fees	197	167	197
Merger-related expenses	9	17	52
Restructuring charges (recoveries) for expense initiatives	(1)	34	8
Total	$3,067	$2,794	$3,138

All merger-related and restructuring charges are included in underwriting, acquisition, insurance and other expenses primarily within Other Operations on our Consolidated Statements of Income (Loss) in the year incurred.

2008 Restructuring Plan

Starting in December 2008, we implemented a restructuring plan in response to the economic downturn and sustained market volatility, which focused on reducing expenses.  Our cumulative pre-tax charges amounted to $41 million for severance, benefits and related costs associated with the plan for workforce reduction and other restructuring actions.

18.  Pension, Postretirement Health Care and Life Insurance Benefit Plans

We maintain U.S. qualified funded defined benefit pension plans in which many of our U.S. employees and agents are participants.  We also maintain non-qualified, unfunded defined benefit pension plans for certain U.S. employees and agents, certain former employees of JP and certain former employees of CIGNA Corporation.  In addition, for certain former employees we have supplemental retirement plans that provide defined benefit pension benefits in excess of limits imposed by federal tax law.  All of our U.S. defined benefit pension plans were frozen as of December 31, 2007, or earlier.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.  Our non-U.S. defined benefit pension plan was frozen as of September 30, 2009, as a result of the sale of Lincoln National UK.

The eligibility requirements for each plan are described in each plan document and vary for each plan based on completion of a specified period of continuous service and date of hire, subject to age limitations.  The frozen pension plan benefits are calculated either on a traditional or cash balance formula.  Those formulas are based upon years of credited service and eligible earnings as defined in each plan document.  The traditional formula provides benefits stated in terms of a single life annuity payable at age 65.  The cash balance formula provides benefits stated as a lump sum hypothetical account balance.  That account balance equals the sum of the employee’s accumulated annual benefit credits plus interest credits.  Benefit credits, which are based on years of service and base salary plus bonus, ceased as of the date the plan was frozen.  Interest Credits continue until the participant’s benefit is paid.

We also sponsor a voluntary employees’ beneficiary association (“VEBA”) trust that provides postretirement medical, dental and life insurance benefits to retired full-time U.S. employees and agents who, depending on the plan, have worked for us for 10 years and attained age 55 (age 60 for agents).  VEBAs are a special type of tax-exempt trust used to provide benefits that are subject to preferential tax treatment under the Internal Revenue Code.  Medical and dental benefits are available to spouses and other eligible dependents of retired employees and agents.  Retirees may be required to contribute toward the cost of these benefits.  Eligibility and the amount of required contribution for these benefits varies based upon a variety of factors including years of service and year of retirement.  Effective January 1, 2008, the postretirement plan providing benefits to former employees of JP was amended such that only employees who had attained age 55 with a minimum of 10 years of service by December 31, 2007, and who later retire on or after age 60 with 15 years of service will be eligible to receive life insurance benefits when they retire.

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our benefit plans’ assets and obligations was as follows:

	As of or for the Years Ended December 31,
	2010	2009	2010	2009	2010	2009
	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value as of beginning-of-year	$842	$730	$307	$232	$34	$32
Actual return on plan assets	118	176	29	18	2	2
Company and participant contributions	31	11	-	44	15	16
Benefits paid	(73)	(75)	(12)	(12)	(15)	(18)
Medicare Part D subsidy	-	-	-	-	1	2
Foreign exchange translation	-	-	(10)	25	-	-
Fair value as of end-of-year	918	842	314	307	37	34

Change in Benefit Obligation
Balance as of beginning-of-year	1,050	1,054	289	238	151	141
Service cost (1)	3	3	-	1	3	3
Interest cost	61	62	16	16	9	8
Company and participant contributions	-	-	-	-	6	5
Curtailments	-	-	-	(3)	-	-
Actuarial (gains) losses	52	6	(12)	21	-	10
Benefits paid	(73)	(75)	(12)	(12)	(15)	(18)
Medicare Part D subsidy	-	-	-	-	1	2
Foreign exchange translation	-	-	(10)	28	-	-
Balance as of end-of-year	1,093	1,050	271	289	155	151
Funded status of the plans	$(175)	$(208)	$43	$18	$(118)	$(117)

Amounts Recognized on the
Consolidated Balance Sheets
Other assets	$15	$12	$43	$18	$-	$-
Other liabilities	(190)	(220)	-	-	(118)	(117)
Net amount recognized	$(175)	$(208)	$43	$18	$(118)	$(117)

Amounts Recognized in
Accumulated OCI, Net of Tax
Net (gain) loss	$153	$164	$30	$48	$2	$2
Prior service credit	-	-	-	-	(4)	(4)
Net amount recognized	$153	$164	$30	$48	$(2)	$(2)

Rate of Increase in Compensation
Retiree Life Insurance Plan	N/A	N/A	N/A	N/A	4.00%	4.00%
All other plans	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	5.50%	6.00%	5.70%	5.80%	5.00%	6.00%
Expected return on plan assets	8.00%	8.00%	5.40%	5.80%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	6.00%	6.00%	5.80%	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	5.80%	5.50%	6.50%	6.50%

(1)	Amounts for our U.S. pension plans in 2010 and 2009, represent general and administrative expenses.

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.

The discount rate was determined based on a corporate yield curve as of December 31, 2010, and projected benefit obligation cash flows for the U.S. pension plans.  We reevaluate this assumption each plan year.  For 2011, our discount rate for the U.S. pension plans will be 5.50%, and 5.70% for the non-U.S. plan.

The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate this assumption each plan year.  For 2011, our expected return on plan assets is 8.00% for the U.S. plans and 5.40% for the non-U.S. plan.  The approximate expected return on plan assets by asset class for the pension plans is as follows:

U.S. Plans
Fixed maturity securities	5.73%
Common stock:
Domestic large cap equity	9.88%
International equity	8.48%
Cash and invested assets	-%

Non-U.S. Plans
Fixed maturity securities	4.75%
Equity securities	7.40%
Cash and invested assets	3.70%

The calculation of the accumulated other postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) as follows:

	As of or for the
	Years Ended December 31,
	2010	2009	2008
Pre-65 health care cost trend rate	9.5%	10%	10%
Post-65 health care cost trend rate	9.5%	13%	12%
Ultimate trend rate	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2020	2020	2019

We expect the health care cost trend rate for 2011 to be 9.00% for both the pre-65 and the post-65 population.  A one-percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $4 million and total service and interest cost components by $1 million.  A one-percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $7 million and total service and interest cost components by $1 million.

Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2010	2009
U.S. Plan
Accumulated benefit obligation	$1,072	$1,028
Projected benefit obligation	1,072	1,028
Fair value of plan assets	881	808

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for our pension plans’ and other postretirement plans’ expense (recovery) (in millions) were as follows:

	For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008
	Pension Benefits			Other Postretirement Benefits
U.S. Plans
Service cost (1)	$3	$3	$-	$3	$3	$3
Interest cost	61	62	62	9	8	8
Expected return on plan assets	(65)	(55)	(77)	(2)	(2)	(2)
Amortization of prior service cost	-	-	-	(1)	(1)	(1)
Recognized net actuarial loss (gain)	15	28	4	1	(2)	3
Net periodic benefit expense
(recovery)	$14	$38	$(11)	$10	$6	$11

Non-U.S. Plans
Service cost	$-	$1	$2
Interest cost	16	16	19
Expected return on plan assets	(16)	(15)	(19)
Amortization of prior service cost	-	1	-
Recognized net actuarial loss (gain)	1	1	3
Net periodic benefit expense (recovery)	$1	$4	$5

(1)	Amounts for our pension plans in 2010, 2009 and 2008, represent general and administrative expenses.

We expect our 2011 U.S. pension plans’ expense to be approximately $3 million.  In addition, we retained the Lincoln UK pension plan after the sale of this business, and we expect our related pension income for 2011 to be approximately $1 million when assuming an average exchange rate of 1.55 pounds sterling to U.S. dollars, which will be reflected within Other Operations.

For 2011, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial loss or gain is expected to be an approximate $13 million loss for our pension plans and less than $1 million gain for our other postretirement plans.

Plan Assets

Our pension plans’ asset target allocations by asset category based on estimated fair values were as follows:

	For the Years Ended
	December 31,
	2010	2009
U.S. Plans
Fixed maturity securities	50%	50%
Common stock:
Domestic equity	35%	35%
International equity	15%	15%
Cash and invested assets	-%	-%

Non-U.S. Plans
Fixed maturity securities	65%	70%
Equity securities	15%	30%
Cash and invested assets	20%	-%

The investment objectives for the assets related to our pension plans are to:

•	Maintain sufficient liquidity to pay obligations of the plans as they come due;
•	Minimize the effect of a single investment loss and large losses to the plans through prudent risk/reward diversification consistent with sound fiduciary standards;
•	Maintain an appropriate asset allocation policy;
•	Earn a return commensurate with the level of risk assumed through the asset allocation policy; and
•	Control costs of administering and managing the plans' investment operations.

Investments can be made in various asset classes and styles, including, but not limited to: domestic and international equity, fixed income securities, derivatives, and other asset classes the investment managers deem prudent.  Our plans follow a strategic asset allocation policy that strives to systemically increase the percentage of assets in liability-matching fixed income investments as funding levels increase.

We currently target asset weightings as follows: domestic equity allocations (35%) are split into large cap (25%), small cap (5%) and hedge funds (5%).  Fixed maturity securities represents core fixed income investments. The performance of the pension trust assets are monitored on a quarterly basis relative to the plan’s objectives.

Our U.S. pension plans’ assets have been combined into a master retirement trust where a variety of qualified managers, including manager of managers, are expected to have returns that exceed the median of similar funds over three-year periods, above an appropriate index over five-year periods and meet real return standards over ten-year periods.  Managers are monitored for adherence to approved investment policy guidelines and managers not meeting these criteria are subject to additional due diligence review, corrective action or possible termination.

Fair Value of Plan Assets

See “Fair Value Measurement” in Note 1 for discussion of how we categorize our pension plans’ assets, into a three-level fair value hierarchy.

The following summarizes our fair value measurements of pension plans’ assets (in millions) on a recurring basis by the three-level fair value hierarchy:

	As of December 31, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
U.S. Pension Plans Asset Class
Fixed maturity securities:
Corporate bonds	$-	$266	$-	$266
U.S. Government bonds	-	103	-	103
Foreign government bonds	-	17	22	39
MBS:
CMOs	-	2	-	2
CMBS	-	5	-	5
ABS	-	1	-	1
Common stock	116	310	18	444
Cash and invested assets	-	58	-	58
Total	$116	$762	$40	$918

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

	As of December 31, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Non-U.S. Pension Plans Asset Class
Fixed maturity securities:
Corporate bonds	$-	$22	$-	$22
U.S. Government bonds	-	2	-	2
Foreign government bonds	-	166	-	166
ABS	-	2	-	2
Common stock	-	101	-	101
Cash and invested assets	-	21	-	21
Total	$-	$314	$-	$314

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Non-U.S. Pension Plans Asset Class
Fixed maturity securities:
Corporate bonds	$-	$101	$-	$101
Foreign government bonds	-	123	-	123
Common stock	-	83	-	83
Total	$-	$307	$-	$307

The following summarizes changes to our U.S. pension plan assets (in millions) classified within Level 3 of the fair value hierarchy as reported above:

	For the Year Ended December 31, 2010
					Transfers
		Return on Assets			In or
		Held	Sold	Purchases,	Out
	Beginning	at	During	Sales and	of	Ending
	Fair	Year	the	Settlements,	Level 3,	Fair
	Value	End	Year	Net	Net	Value
Fixed maturity securities:
Corporate bonds	$1	$-	$-	$(1)	$-	$-
Foreign government bonds	1	3	-	18	-	22
ABS	1	-	-	(1)	-	-
Common stock	-	-	-	18	-	18
Total	$3	$3	$-	$34	$-	$40

	For the Year Ended December 31, 2009
					Transfers
		Return on Assets			In or
		Held	Sold	Purchases,	Out
	Beginning	at	During	Sales and	of	Ending
	Fair	Year	the	Settlements,	Level 3,	Fair
	Value	End	Year	Net	Net	Value
Fixed maturity securities:
Corporate bonds	$8	$-	$-	$(2)	$(5)	$1
Foreign government bonds	-	-	-	1	-	1
MBS:
CMOs	1	-	-	(1)	-	-
CMBS	2	-	-	-	(2)	-
ABS	1	-	-	-	-	1
Total	$12	$-	$-	$(2)	$(7)	$3

Valuation Methodologies and Associated Inputs for Pension Plans’ Assets

The fair value measurements of our pension plans’ assets are based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the security, and the valuation methodology is consistently applied to measure the security’s fair value.  The fair value measurement is based on a market approach, which utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach include third-party pricing services, independent broker quotations or pricing matrices.  Both observable and unobservable inputs are used in the valuation methodologies.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For broker-quoted only securities, quotes from market makers or broker-dealers are obtained from sources recognized to be market participants. In order to validate the pricing information and broker-dealer quotes, procedures are employed, where possible, that include comparisons with similar observable positions, comparisons with subsequent sales, discussions with brokers and observations of general market movements for those security classes.  For those securities trading in less liquid or illiquid markets with limited or no pricing information, unobservable inputs are used in order to measure the fair value of these securities.  In cases where this information is not available, such as for privately placed securities, fair value is estimated using an internal pricing matrix.  This matrix relies on judgment concerning the discount rate used in calculating expected future cash flows, credit quality, industry sector performance and expected maturity.

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

Plan Cash Flows

It is our practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended and with guidance issued there under.  In accordance with such practice, no contributions were required for the years ended December 31, 2010 or 2009.  Based on our calculations, we do not expect to be required to make any contributions to our qualified pension plans in 2011 under applicable pension law.

For our nonqualified pension plans, we fund the benefits as they become due to retirees.  The amount expected to be contributed to the nonqualified pension plans during 2011 is $10 million.

We expect the following benefit payments (in millions):

	Pension Plans			U.S. Other Postretirement Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	Non-U.S.			Not
	Defined	Defined	Defined	Reflecting		Reflecting
	Benefit	Benefit	Benefit	Medicare	Medicare	Medicare
	Pension	Pension	Pension	Part D	Part D	Part D
	Plans	Plans	Plans	Subsidy	Subsidy	Subsidy
2011	$63	$10	$13	$10	$(2)	$12
2012	67	10	13	11	(2)	13
2013	65	10	15	11	(2)	13
2014	64	10	16	11	(2)	13
2015	65	11	16	11	(3)	14
Following five years thereafter	329	45	95	60	(14)	74

19.  Defined Contribution and Deferred Compensation Plans

Defined Contribution Plans

We sponsor contributory defined contribution plans for eligible employees and agents, which includes money purchase plans.  We make contributions and matching contributions to each of the active plans in accordance with the plan document and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.  For the years ended December 31, 2010, 2009 and 2008, expenses for these plans were $62 million, $63 million and $65 million respectively.

Deferred Compensation Plans

We sponsor six separate non-qualified, unfunded, deferred compensation plans for various groups:  employees; agents and non-employee directors.

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

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2010	2009
Total liabilities (1)	$363	$332
Investment held to fund liabilities (2)	130	118

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

The Deferred Compensation Plan for Employees

Eligible participants in this plan may elect to defer payment of a portion of their compensation as defined by the plan.  Plan participants may select from a menu of “phantom” investment options (identical to those offered under our qualified defined contribution plans) used as investment measures for calculating the investment return notionally credited to their deferrals.  Under the terms of the plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant.  We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code.  The amount of our contribution is calculated in accordance with the plan document, which is similar to our qualified defined contribution plans.  Expenses (income) (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Employer matching contributions	$6	$4	$5
Increase (decrease) in measurement of liabilites, net of total
return swap	1	(5)	21
Total plan expenses (income)	$7	$(1)	$26

Deferred Compensation Plan for Agents

We sponsor three deferred compensation plans for certain eligible agents.  Eligible participants in this plan may elect to defer payment of a portion of their compensation as defined by the plan.  The plan’s participants may select from a menu of “phantom” investment options (identical to those offered under our qualified defined contribution plans) used as investment measures for calculating the investment return notionally credited to their deferrals.  Under the terms of this plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant.  We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code.  The amount of our contribution is calculated in accordance with the plan document, which is similar to our qualified defined contribution plans.  Expenses (in millions) for these plans were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Employer matching contributions	$3	$1	$2
Increase (decrease) in measurement of liabilites, net of total
return swap	3	3	-
Total plan expenses	$6	$4	$2

Deferred Compensation Plan for Non-Employee Directors

The plan allows for non-employee directors to defer a portion of their annual retainers and, in addition, we credit deferred stock units annually.  The menu of “phantom” investment options is identical to those offered in the employees’ plan.  For the years ended December 31, 2010, 2009 and 2008, expenses for this plan were $2 million, $1 million and less than $1 million, respectively.

The terms of the plan for non-employee directors provide that plan participants who select our stock as the measure for their investment return will receive shares of our stock in settlement of this portion of their accounts at the time of distribution.  In addition, participants are precluded from diversifying any portion of their deferred compensation plan account that has been credited to the stock unit fund.  Consequently, changes in value of our stock do not affect the expenses associated with this portion of the deferred compensation plan.

Deferred Compensation Plan for Former JP Agents

Eligible former agents of JP may participate in this deferred compensation plan. Eligible agents are allowed to defer commissions and bonuses and specify where these deferral commissions will be invested in selected notional mutual funds.  Agents participate in the plan with the understanding that the return on these funds cannot be received until a specified age or in the event of a significant lifestyle change.  The funded amount is rebalanced to match the funds that have been elected under the agent deferred compensation plan.  The plan obligation increases with contributions, deferrals and investment income, and decreases with withdrawals and investment losses.  The plan’s assets increase with investment gains and decrease with investment losses and payouts of death benefits.  For the years ended December 31, 2010, 2009 and 2008, expenses (income) for this plan were $2 million, $1 million and ($2) million, respectively.

Our defined contribution and deferred compensation plans or portions thereof that were part of the Delaware sale are not reflected within the amounts reported above.  See Note 3 for additional information regarding the sale of Delaware.

20.  Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to time-vested shares), SARS, restricted stock units, and restricted stock awards (“nonvested stock”).  We have a policy of issuing new shares to satisfy option exercises.

Total compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Stock options	$5	$6	$10
Performance shares	(1)	(2)	(3)
SARs	-	-	4
Restricted stock units and nonvested stock	12	9	9
Total	$16	$13	$20

Recognized tax benefit	$6	$5	$7

Total unrecognized compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$4	1.8	$6	1.7	$6	1.7
Performance shares	-	-	-	1.0	3	1.9
SARs	1	3.7	2	4.1	1	3.9
Restricted stock units and nonvested
stock	19	1.9	13	2.2	16	1.4
Total unrecognized stock-based
incentive compensation expense	$24		$21		$26

In the first quarter of 2010, a performance period from 2010-2012 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC stock options representing approximately 34% and LNC restricted stock units representing approximately 66% of the total award.  LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition.  Under the 2010-2012 plan, a total of 301,524 LNC stock options and 575,353 LNC restricted stock units were granted.  In addition, while we were under TARP CPP, we complied with enhanced compensation restrictions for certain executives and employees.  These compensation restrictions ceased to apply after our repurchase of the Series B preferred shares from the U.S. Treasury as discussed in Note 15.

In the first quarter of 2009, a performance period from 2009-2011 was approved for our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC restricted stock units representing approximately 27%, LNC stock options representing approximately 40% and performance cash awards representing approximately 33% of the total award. LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition.  Under the 2009-2011 plan, a total of 609,175 LNC stock options and 902,269 LNC restricted stock units were granted.  In addition, while we were under TARP CPP, we complied with enhanced compensation restrictions for certain executives and employees. These compensation restrictions ceased to apply after our repurchase of the Series B preferred shares from the U.S. Treasury as discussed in Note 15.

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

The option price assumptions used for our stock option incentive plans were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Dividend yield	1.3%	1.8%	3.2%
Expected volatility	72.5%	78.7%	19.0%
Risk-free interest rate	2.7-3.3%	1.5-3.2%	2.0-3.2%
Expected life (in years)	7.1	5.8	5.8
Weighted-average fair value per option granted (1)	$16.91	$9.47	$7.54

(1)	Determined using a Black-Scholes options valuation methodology.

Expected volatility is measured based on the historical volatility of the LNC stock price for the award’s expected life.  The expected life of the options granted represents the weighted-average period of time from the grant date to the exercise date.

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2009	2,280,865	$49.83
Granted - original	96,639	28.19
Exercised (includes shares tendered)	(9,950)	20.96
Forfeited or expired	(418,631)	49.24
Outstanding as of December 31, 2010	1,948,923	$49.03	4.57	$1

Vested or expected to vest as of December 31, 2010 (1)	1,514,579	$49.95	4.19	$1

Exercisable as of December 31, 2010	1,493,153	$49.91	4.11	$1

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $9 million, $1 million and $6 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was zero, zero and $1 million, respectively.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2009	8,625,471	$46.81
Granted - original	237,674	25.95
Exercised (includes shares tendered)	(74,736)	24.21
Forfeited or expired	(1,032,926)	41.40
Outstanding as of December 31, 2010	7,755,483	$47.20	3.09	$6

Vested or expected to vest as of December 31, 2010 (1)	7,555,946	$47.83	2.96	$4

Exercisable as of December 31, 2010	7,247,782	$49.05	2.69	$2

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008, was $4 million, $8 million and $6 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was zero, zero and $41 million, respectively.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2009	326,495	$47.18
Forfeited	(115,800)	56.09
Nonvested as of December 31, 2010	210,695	$42.28

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).  We have hedged a portion of this volatility by purchasing call options on LNC stock.  Call options hedging vested SARs are also marked-to-market through net income.  See Note 6 for further information on our call options on LNC stock.  The SARs liability as of December 31, 2010, 2009 and 2008, was $1 million, $1 million and zero, respectively, and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs plan were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Dividend yield	2.4%	0.2%	1.2%
Expected volatility	38.2%	106.0%	37.0%
Risk-free interest rate	1.8%	2.4%	3.3%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$7.81	$12.47	$15.26

Expected volatility is measured based on the implied volatility of the LNC stock price for the award’s expected life.  The expected life of the award granted represents the period of time from the grant date to the end of the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2009	766,569	$49.13
Granted - original	99,000	28.20
Exercised (includes shares tendered)	(5,417)	16.24
Forfeited or expired	(144,521)	46.31
Outstanding as of December 31, 2010	715,631	$47.02	2.03	$1

Vested or expected to vest as of December 31, 2010 (1)	697,580	$47.53	2.00	$1

Exercisable as of December 31, 2010	502,881	$53.67	1.51	$-

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2010, 2009 and 2008, was zero, zero and $1 million, respectively.

Restricted Stock Units

We award restricted stock units under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our restricted stock units was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2009	1,025,924	$20.78
Granted	692,569	25.33
Vested	(64,218)	24.41
Forfeited	(90,347)	22.98
Outstanding as of December 31, 2010	1,563,928	$23.38

Nonvested Stock

We have awarded nonvested stock under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our nonvested stock was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2009	205,643	$68.15
Vested	(181,508)	68.34
Forfeited	(24,135)	67.08
Nonvested as of December 31, 2010	-	$-

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

Our insurance subsidiaries are subject to the applicable laws and regulations of their respective states.  Changes in these laws and regulations could change capital levels or capital requirements for our insurance subsidiaries.

Statutory capital and surplus; net gain (loss) from operations, after-tax;  net income (loss) and dividends to LNC Parent Company amounts (in millions) below consists of all or a combination of the following entities: LNL, First Penn-Pacific Life Insurance Company, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of South Carolina II, Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Financial Group South Carolina Reinsurance Company, Lincoln Reinsurance Company of Vermont I and Lincoln Reinsurance Company of Vermont II.

	As of December 31,
	2010	2009
U.S. capital and surplus	$6,955	$6,524

	For the Years Ended December 31,
	2010	2009	2008
U.S. net gain (loss) from operations, after-tax	$557	$913	$561
U.S. net income (loss)	432	(4)	(234)
U.S. dividends to LNC Parent Company	684	455	450

The increase in statutory net income (loss) for the year ended December 31, 2010, from that of 2009 was primarily due to a significant decrease in realized losses on investments due to improving market conditions throughout 2010.

The increase in statutory net income (loss) for the year ended December 31, 2009, from that of 2008 was primarily due to the improved market conditions in 2009.  The new statutory reserving standard (commonly called “VACARVM”) that was developed by the NAIC replaced current statutory reserve practices for variable annuities with guaranteed benefits, such as GWBs, and was effective December 31, 2009.  The actual effect of adoption was relatively neutral to RBC ratios and future dividend capacity of our insurance subsidiaries with a slight decrease in statutory reserves offset by a higher capital requirement.  We utilize captive reinsurance structures, as well as third-party reinsurance arrangements, to lessen the negative effect on statutory capital and dividend capacity in our life insurance subsidiaries.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York and the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana.  The insurance subsidiaries also have several accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.  Specifically, these are accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2009; and the use of a more conservative valuation interest rate on certain annuities as of December 31, 2010 and 2009.

The effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2010	2009
Calculation of reserves using the Indiana universal life method	$314	$328
Calculation of reserves using continuous CARVM	(5)	(6)
Conservative valuation rate on certain variable annuities	(15)	(11)
Lesser of LOC and XXX additional reserve as surplus	457	412

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus or statutory net gain from operations for the previous calendar twelve-month period (both shown on the last annual statement on file with the Commissioner), but in no event to exceed statutory unassigned surplus. As discussed above, we may not consider the benefit from the statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year-end or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $630 million in 2011 without prior approval from the respective state commissioners.

All payments of principal and interest on the surplus notes must be approved by the respective Commissioner of Insurance.

22.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$68,030	$68,030	$60,818	$60,818
VIEs' fixed maturity securities	584	584	-	-
Equity securities	197	197	278	278
Trading securities	2,596	2,596	2,505	2,505
Mortgage loans on real estate	6,752	7,183	7,178	7,316
Derivative investments	1,076	1,076	1,010	1,010
Other investments	1,038	1,038	1,057	1,057
Cash and invested cash	2,741	2,741	4,025	4,025
Separate account assets	84,630	84,630	73,500	73,500

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(497)	(497)	(419)	(419)
GLB reserves embedded derivatives	(408)	(408)	(676)	(676)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,119)	(1,119)	(940)	(940)
Account values of certain investment contracts	(26,130)	(27,142)	(24,114)	(24,323)
Short-term debt (1)	(351)	(364)	(350)	(349)
Long-term debt	(5,399)	(5,512)	(5,050)	(4,759)
Reinsurance related embedded derivatives	(102)	(102)	(31)	(31)
VIEs' liabilities - derivative instruments	(209)	(209)	-	-
Other liabilities:
Deferred compensation plans embedded derivatives	(363)	(363)	(332)	(332)
Credit default swaps	(16)	(16)	(65)	(65)

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2010 and 2009, related to current maturities of long-term debt.

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income.  The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record.  The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent.

Other Investments

The carrying value of our assets classified as other investments approximates their fair value.  Other investments include LPs and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2010 and 2009, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2010, or December 31, 2009, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$49,864	$1,816	$51,740
U.S. Government bonds	160	3	2	165
Foreign government bonds	-	395	113	508
MBS:
CMOs	-	5,734	23	5,757
MPTS	-	2,985	96	3,081
CMBS	-	1,944	109	2,053
ABS CDOs	-	2	172	174
State and municipal bonds	-	3,155	-	3,155
Hybrid and redeemable preferred securities	18	1,260	119	1,397
VIEs' fixed maturity securities	-	584	-	584
Equity AFS securities:
Banking securities	-	58	-	58
Insurance securities	3	-	34	37
Other financial services securities	-	8	24	32
Other securities	34	2	34	70
Trading securities	2	2,518	76	2,596
Derivative investments	-	(419)	1,495	1,076
Cash and invested cash	-	2,741	-	2,741
Separate account assets	-	84,630	-	84,630
Total assets	$277	$155,464	$4,113	$159,854

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(497)	$(497)
GLB reserves embedded derivatives	-	-	(408)	(408)
Long-term debt - interest rate swap agreements	-	(55)	-	(55)
Reinsurance related embedded derivatives	-	(102)	-	(102)
VIEs' liabilities - derivative instruments	-	-	(209)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(363)	(363)
Credit default swaps	-	-	(16)	(16)
Total liabilities	$-	$(157)	$(1,493)	$(1,650)

	As of December 31, 2009
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$57	$43,234	$2,070	$45,361
U.S. Government bonds	158	34	3	195
Foreign government bonds	-	413	92	505
MBS:
CMOs	-	5,871	35	5,906
MPTS	-	2,965	101	3,066
CMBS	-	1,872	259	2,131
ABS:
CDOs	-	5	153	158
CLNs	-	-	322	322
State and municipal bonds	-	1,968	-	1,968
Hybrid and redeemable preferred securities	15	1,035	156	1,206
Equity AFS securities:
Banking securities	23	124	-	147
Insurance securities	3	-	43	46
Other financial services securities	-	6	22	28
Other securities	34	-	23	57
Trading securities	3	2,411	91	2,505
Derivative investments	-	(358)	1,368	1,010
Cash and invested cash	-	4,025	-	4,025
Separate account assets	-	73,500	-	73,500
Total assets	$293	$137,105	$4,738	$142,136

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(419)	$(419)
GLB reserves embedded derivatives	-	-	(676)	(676)
Long-term debt - interest rate swap agreements	-	(54)	-	(54)
Reinsurance related embedded derivatives	-	(31)	-	(31)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(332)	(332)
Credit default swaps	-	-	(65)	(65)
Total liabilities	$-	$(85)	$(1,492)	$(1,577)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2010
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(42)	$56	$(218)	$(50)	$1,816
U.S. Government bonds	3	-	-	(4)	3	2
Foreign government bonds	92	-	8	(4)	17	113
MBS:
CMOs	35	(5)	6	(9)	(4)	23
MPTS	101	-	3	(8)	-	96
CMBS	259	(47)	87	(72)	(118)	109
ABS:
CDOs	153	1	30	(12)	-	172
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable
preferred securities	156	3	(26)	(14)	-	119
Equity AFS securities:
Insurance securities	43	-	2	(11)	-	34
Other financial services securities	22	-	7	(5)	-	24
Other securities	23	-	(1)	12	-	34
Trading securities	91	3	(10)	(7)	(1)	76
Derivative investments	1,368	(151)	7	271	-	1,495
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(419)	(81)	-	3	-	(497)
GLB reserves embedded derivatives	(676)	268	-	-	-	(408)
VIEs' liabilities - derivative
instruments (5)	-	16	-	-	(225)	(209)
Other liabilities:
Deferred compensation plans
embedded derivatives (6)	(332)	(34)	-	3	-	(363)
Credit default swaps (7)	(65)	7	-	42	-	(16)
Total, net	$3,246	$(62)	$447	$(33)	$(978)	$2,620

	For the Year Ended December 31, 2009
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,335	$(46)	$321	$(239)	$(301)	$2,070
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	1	2	10	19	92
MBS:
CMOs	161	(8)	35	(12)	(141)	35
MPTS	18	-	1	97	(15)	101
CMBS	244	1	59	(45)	-	259
ABS:
CDOs	151	(35)	61	(22)	(2)	153
CLNs	50	-	272	-	-	322
State and municipal bonds	125	-	-	69	(194)	-
Hybrid and redeemable
preferred securities	117	(21)	49	2	9	156
Equity AFS securities:
Insurance securities	51	(7)	20	(21)	-	43
Other financial services securities	20	(3)	7	(2)	-	22
Other securities	23	2	(1)	(1)	-	23
Trading securities	81	34	-	(7)	(17)	91
Derivative investments	2,147	(712)	(135)	68	-	1,368
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(252)	(75)	-	(92)	-	(419)
GLB reserves embedded derivatives	(2,904)	2,228	-	-	-	(676)
Other liabilities:
Deferred compensation plans
embedded derivatives (6)	(336)	(63)	-	67	-	(332)
Credit default swaps (7)	(51)	(37)	-	23	-	(65)
Total, net	$2,043	$1,259	$691	$(105)	$(642)	$3,246

	For the Year Ended December 31, 2008
			Gains	Sales,	Transfers
		Items	(Losses)	Issuances,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,529	$(153)	$(444)	$(22)	$425	$2,335
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	80	-	(12)	(8)	-	60
MBS:
CMOs	276	(21)	(53)	(12)	(29)	161
MPTS	52	-	(10)	1	(25)	18
CMBS	375	1	(200)	26	42	244
ABS:
CDOs	188	2	(86)	47	-	151
CLNs	660	-	(360)	-	(250)	50
State and municipal bonds	145	-	(2)	(32)	14	125
Hybrid and redeemable
preferred securities	112	-	(42)	38	9	117
Equity AFS securities:
Banking securities	-	(1)	-	1	-	-
Insurance securities	3	(1)	(19)	68	-	51
Other financial services securities	34	(23)	(1)	10	-	20
Other securities	17	(5)	3	8	-	23
Trading securities	112	(29)	-	(14)	12	81
Derivative investments	767	1,203	30	147	-	2,147
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(389)	196	-	(59)	-	(252)
GLB reserves embedded derivatives	(279)	(2,625)	-	-	-	(2,904)
Other liabilities:
Deferred compensation plans
embedded derivatives (6)	(410)	43	-	31	-	(336)
Credit default swaps (7)	-	(51)	-	-	-	(51)
Total, net	$4,275	$(1,464)	$(1,196)	$230	$198	$2,043

(1)
The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments.  See “Derivatives Instruments Designated and Qualifying as Fair Value Hedges” section in Note 6.

(2)
Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-year amortized cost and beginning-of-year fair value was included in OCI and earnings, respectively, in prior years.

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

The following summarizes changes in unrealized gains (losses) included in net income, excluding any impact of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value  classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2010	2009	2008
Investments: (1)
Trading securities	$-	$32	$(24)
Derivative investments	(162)	(486)	1,114
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	44	(17)	23
GLB reserves embedded derivatives	419	2,405	(2,484)
VIEs' liabilities - derivative instruments (1)	16	-	-
Other liabilities:
Deferred compensation plans embedded derivatives (2)	(34)	(63)	43
Credit default swaps (3)	(12)	(14)	(51)
Total, net	$271	$1,857	$(1,379)

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Year Ended
	December 31, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$147	$(197)	$(50)
U.S. Government bonds	3	-	3
Foreign government bonds	17	-	17
MBS:
CMOs	-	(4)	(4)
CMBS	3	(121)	(118)
ABS CLNs	-	(600)	(600)
Trading securities	-	(1)	(1)
Future contract benefits:
VIEs' liabilities - derivative instruments	(225)	-	(225)
Total, net	$(55)	$(923)	$(978)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the year ended December 31, 2010, our corporate bonds and CMBS transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively, and the ABS CLNs transfer out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 are related to new accounting guidance that is discussed in Note 4.  For the year ended December 31, 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$2,654	$2,301	$2,438
Defined Contribution	988	926	932
Total Retirement Solutions	3,642	3,227	3,370
Insurance Solutions:
Life Insurance	4,590	4,295	4,261
Group Protection	1,831	1,713	1,640
Total Insurance Solutions	6,421	6,008	5,901
Other Operations	487	465	532
Excluded realized gain (loss), pre-tax	(146)	(1,200)	(573)
Amortization of deferred gains from reserve changes
on business sold through reinsurance, pre-tax	3	3	3
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	-	(4)	(9)
Total revenues	$10,407	$8,499	$9,224

	For the Years Ended December 31,
	2010	2009	2008
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$484	$353	$193
Defined Contribution	154	133	123
Total Retirement Solutions	638	486	316
Insurance Solutions:
Life Insurance	513	569	541
Group Protection	72	124	104
Total Insurance Solutions	585	693	645
Other Operations	(186)	(237)	(183)
Excluded realized gain (loss), after-tax	(95)	(780)	(373)
Gain (loss) on early extinguishment of debt, after-tax	(3)	42	-
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	2	2	2
Impairment of intangibles, after-tax	-	(710)	(297)
Benefit ratio unlocking, after-tax	10	89	(120)
Income (loss) from continuing operations, after-tax	951	(415)	(10)
Income (loss) from discontinued operations, after-tax	29	(70)	67
Net income (loss)	$980	$(485)	$57

	For the Years Ended December 31,
	2010	2009	2008
Net Investment Income
Retirement Solutions:
Annuities	$1,119	$1,037	$972
Defined Contribution	769	732	695
Total Retirement Solutions	1,888	1,769	1,667
Insurance Solutions:
Life Insurance	2,186	1,975	1,988
Group Protection	141	127	117
Total Insurance Solutions	2,327	2,102	2,105
Other Operations	326	307	358
Total net investment income	$4,541	$4,178	$4,130

	For the Years Ended December 31,
	2010	2009	2008
Amortization of DAC and VOBA, Net of Interest
Retirement Solutions:
Annuities	$421	$360	$676
Defined Contribution	79	75	128
Total Retirement Solutions	500	435	804
Insurance Solutions:
Life Insurance	538	571	551
Group Protection	46	47	35
Total Insurance Solutions	584	618	586
Total amortization of DAC and VOBA, net of interest	$1,084	$1,053	$1,390

	For the Years Ended December 31,
	2010	2009	2008
Federal Income Tax Expense (Benefit)
Retirement Solutions:
Annuities	$102	$41	$(55)
Defined Contribution	60	50	29
Total Retirement Solutions	162	91	(26)
Insurance Solutions:
Life Insurance	236	245	267
Group Protection	38	67	56
Total Insurance Solutions	274	312	323
Other Operations	(107)	(143)	(89)
Excluded realized gain (loss)	(51)	(420)	(200)
Gain (loss) on early extinguishment of debt	(2)	23	-
Reserve changes (net of related amortization)
on business sold through reinsurance	1	1	1
Impairment of intangibles	-	(16)	(71)
Benefit ratio unlocking	6	46	(65)
Total federal income tax expense (benefit)	$283	$(106)	$(127)

	As of December 31,
	2010	2009
Assets
Retirement Solutions:
Annuities	$91,435	$80,289
Defined Contribution	28,562	26,687
Total Retirement Solutions	119,997	106,976
Insurance Solutions:
Life Insurance	56,713	52,820
Group Protection	3,254	2,845
Total Insurance Solutions	59,967	55,665
Other Operations	13,860	14,792
Total assets	$193,824	$177,433

24.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2010	2009	2008
Interest paid	$282	$244	$283
Income taxes paid (received)	(107)	(189)	418
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$-	$7	$-
Fair value of common stock issued and stock options recognized	-	-	-
Cash paid for common shares	-	-	-
Liabilities assumed	$-	$7	$-
Business dispositions:
Assets disposed (includes cash and invested cash)	$(509)	$(8,044)	$(732)
Liabilities disposed	116	7,457	127
Foreign currency awards released	-	54	-
Cash received	459	314	647
Realized gain (loss) on disposal	66	(219)	42
Estimated gain on net assets held-for-sale in 2007	-	-	(54)
Gain (loss) on dispositions	$66	$(219)	$(12)
Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses	$4	$15	$10
Assets disposed (includes cash and invested cash)	-	(5)	(1)
Gain (loss) on sale of subsidiaries/businesses	$4	$10	$9

25.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2010
Total revenues	$2,527	$2,605	$2,613	$2,662
Total benefits and expenses	2,179	2,275	2,310	2,409
Income (loss) from continuing operations	255	252	248	196
Income (loss) from discontinued operations,
net of federal income taxes	28	3	(2)	-
Net income (loss)	283	255	246	196
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	0.79	0.34	0.79	0.62
Income (loss) from discontinued operations	0.09	0.01	(0.01)	-
Net income (loss)	0.88	0.35	0.78	0.62
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	0.76	0.32	0.76	0.60
Income (loss) from discontinued operations	0.09	0.01	(0.01)	-
Net income (loss)	0.85	0.33	0.75	0.60

2009
Total revenues	$2,132	$1,882	$2,082	$2,403
Total benefits and expenses	2,795	1,936	2,020	2,269
Income (loss) from continuing operations	(587)	(7)	81	98
Income (loss) from discontinued operations,
net of federal income taxes	8	(154)	72	4
Net income (loss)	(579)	(161)	153	102
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	(2.30)	(0.03)	0.21	0.27
Income (loss) from discontinued operations	0.03	(0.59)	0.24	0.01
Net income (loss)	(2.27)	(0.62)	0.45	0.28
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	(2.30)	(0.03)	0.21	0.26
Income (loss) from discontinued operations	0.03	(0.59)	0.23	0.01
Net income (loss)	(2.27)	(0.62)	0.44	0.27

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 151 of “Item 8.  Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

(1)  On February 23, 2011, David A. Stonecipher notified the Board of Directors (the “Board”) of Lincoln National Corporation (the “Company” or “LNC”) that he has decided to retire from the Board effective as of March 31, 2011.  Mr. Stonecipher’s decision is part of his retirement planning and not due to any disagreement with the Company or the Board on any matter relating to the Company’s operations, policies or practices.

(2)  On February 23, 2011, the Board approved an amendment to LNC’s Amended and Restated Bylaws (the “Bylaws”), effective March 31, 2011, to modify the language in Article II, Section 1 to decrease the number of authorized board members from twelve to eleven as a result of the retirement of Mr. Stonecipher on such date.  The foregoing is a summary of the amendment to the Bylaws and is qualified by the Amended and Restated Bylaws effective March 31, 2011, a copy of which is included as Exhibit 3.2 to this Form 10-K and is incorporated into this Item 9B by reference.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2011,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2011.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2010, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 20 to the Consolidated Financial Statements included in “Part II – Item 8. Financial Statements and Supplementary Statements” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	securities to be		average	securities remaining
	issued upon		exercise	available for future
	exercise of		price of	issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants		warrants	securities reflected
	and rights		and rights	in column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	7,256,313	(1)(2)	$48.19	10,713,933	(3)
Equity compensation plans not approved by shareholders	-		-	-
Total	7,256,313		$48.19	10,713,933

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of Jefferson-Pilot (“JP”) as follows:

•	Shares of 4,766,627 to be issued upon exercise of outstanding options as of December 31, 2010, under the JP Long-Term Stock Incentive Plan with a weighted-average exercise price of $46.53; and
•	Shares of 167,122 to be issued upon exercise of outstanding options as of December 31, 2010, under the JP Non-Employee Directors Stock Option Plan with a weighted-average exercise price of $58.97.

(2)	This amount includes the following:

•	Outstanding options of 2,789,319;
•
Outstanding long-term incentive awards of 1,768,847, of which 1,347,457 represent options with performance conditions and 421,390 represent the number of performance shares based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents).  The long-term incentive awards have not been earned as of December 31, 2010.  The number of options and shares, if any, to be issued pursuant to such awards will be determined based on our, and in some cases, our subsidiaries performance over the applicable three-year performance period (target amounts are set forth in Note 20 of the Notes to Consolidated Financial Statement, included in Part II – Item 8 of the Form 10-K for the year end December 31, 2010.  Since the shares that may be received in payment of the awards have no exercise price, they are not included in the weighted-average exercise price calculation in column (b) above.  The long-term incentive awards are all issued under the LNC 2009 Amended and Restated Incentive Compensation Plan (“ICP”);

•	Outstanding restricted stock units of 1,563,928; and
•
Outstanding deferred stock units of 1,134,219, which are not included in Note 20 of the Notes to the Consolidated Financial Statements, included in Part II – Item 8 of the Form 10-K for the year ended December 31, 2010.

(3)
Includes up to 10,356,432 securities available for issuance in connection with restricted stock, restricted stock units, performance stock units, deferred stock, and deferred stock unit awards under the ICP.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted between May 12, 2005, and May 13, 2009, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted after May 13, 2009, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 1.63-to-1.  Shares that may be issued in payment of awards granted prior to May 12, 2005, and grants for options and stock appreciation rights, reduce the number of securities remaining available for future issuance under equity compensation plans on a 1-for-1 basis.  Also includes up to 357,501 securities available for issuance in connection with deferred stock units under the Deferred Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2011.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Registered Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 26, 2011.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Income (Loss) – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009 and 2008

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

LINCOLN NATIONAL CORPORATION

Date: February 25, 2011	By:	/s/ Randal J. Freitag
Randal J. Freitag Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2011.

Signature	Title

/s/ Dennis R. Glass Dennis R. Glass	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Randal J. Freitag Randal J. Freitag	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Douglas N. Miller Douglas N. Miller	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ William J. Avery William J. Avery	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ George W. Henderson, III George W. Henderson, III	Director

/s/ Eric G. Johnson Eric G. Johnson	Director

/s/ Gary C. Kelly Gary C. Kelly	Director

/s/ M. Leanne Lachman M. Leanne Lachman	Director

/s/ Michael F. Mee Michael F. Mee	Director

/s/ William Porter Payne William Porter Payne	Director

/s/ Patrick S. Pittard Patrick S. Pittard	Director

/s/ David A. Stonecipher David A. Stonecipher	Director

/s/ Isaiah Tidwell Isaiah Tidwell	Director

Index to Financial Statement Schedules

I	–	Summary of Investments – Other than Investments in Related Parties	FS-2
II	–	Condensed Financial Information of Registrant	FS-3
III	–	Supplementary Insurance Information	FS-6
IV	–	Reinsurance	FS-8
V	–	Valuation and Qualifying Accounts	FS-9

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 48 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN
RELATED PARTIES (in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2010
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$150	$165	$165
States, municipalities and political subdivisions	3,222	3,155	3,155
Mortgage-backed securities	10,817	10,890	10,890
Foreign governments	473	508	508
Public utilities	9,799	10,446	10,446
Convertibles and bonds with warrants attached	15	11	11
All other corporate bonds	39,223	41,458	41,458
Hybrid and redeemable preferred securities	1,476	1,397	1,397
Variable interest entities	570	584	584
Total available-for-sale fixed maturity securities	65,745	68,614	68,614

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	133	137	137
Industrial, miscellaneous and all other	7	3	3
Nonredeemable preferred securities	39	57	57
Total available-for-sale equity securities	179	197	197
Trading securities	2,340	2,596	2,596
Mortgage loans on real estate	6,752	7,183	6,752
Real estate	202	N/A	202
Policy loans	2,865	N/A	2,865
Derivative instruments	1,435	1,076	1,076
Other investments	1,038	1,038	1,038
Total investments	$80,556		$83,340

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2010	2009

ASSETS
Investments in subsidiaries (1)	$15,485	$14,374
Derivative investments	55	189
Other investments	135	238
Cash and invested cash	582	990
Loans and accrued interest to subsidiaries (1)	2,759	1,576
Other assets	257	126
Total assets	$19,273	$17,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Common and preferred dividends payable	$16	$9
Short-term debt	350	349
Long-term debt	5,649	4,802
Loans from subsidiaries (1)	-	97
Other liabilities	452	536
Total liabilities	6,467	5,793

Contingencies and Commitments

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized:
Series A preferred stock	-	-
Series B preferred stock	-	806
Common stock - 800,000,000 shares authorized	8,124	7,840
Retained earnings	3,934	3,316
Accumulated other comprehensive income (loss)	748	(262)
Total stockholders' equity	12,806	11,700
Total liabilities and stockholders' equity	$19,273	$17,493

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME
 (Parent Company Only) (in millions)

	For the Years Ended December 31,
	2010	2009	2008
Revenues
Dividends from subsidiaries (1)	$712	$767	$1,238
Interest from subsidiaries (1)	99	94	121
Net investment income	-	(5)	17
Realized gain (loss) on investments	(4)	1	(156)
Other revenue	5	1	-
Total revenues	812	858	1,220
Expenses
Operating and administrative	99	26	52
Interest - subsidiaries (1)	6	8	25
Interest - other	290	195	280
Total expenses	395	229	357
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	417	629	863
Federal income tax expense (benefit)	(106)	(50)	(136)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	523	679	999
Equity in income (loss) of subsidiaries, less dividends	457	(1,164)	(942)
Net income (loss)	$980	$(485)	$57

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$980	$(485)	$57
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Equity in income (loss) of subsidiaries greater than distributions (1)	(457)	1,164	942
Realized (gain) loss on investments	4	(1)	156
Change in fair value of equity collar	-	3	109
Change in federal income tax accruals	(190)	(69)	(240)
(Gain) loss on early extinguishment of debt	5	(64)	-
Other	48	49	(33)
Net cash provided by (used in) operating activities	390	597	991

Cash Flows from Investing Activities
Purchases of investments	-	(50)	-
Sales of investments	-	37	-
Capital contribution to subsidiaries (1)	(125)	(1,313)	-
Proceeds from sale of subsidiaries	459	320	-
Net cash provided by (used in) investing activities	334	(1,006)	-

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(405)	(522)	(300)
Issuance of long-term debt, net of issuance costs	749	788	200
Increase (decrease) in commercial paper, net	1	(216)	50
Increase (decrease) in loans from subsidiaries, net (1)	(97)	(291)	61
Increase (decrease) in loans to subsidiaries, net (1)	(683)	-	(299)
Common stock issued for benefit plans	-	-	49
Issuance (redemption) of Series B preferred stock and issuance (repurchase
and cancellation) of associated common stock warrants	(998)	950	-
Issuance of common stock	368	652	-
Repurchase of common stock	(25)	-	(476)
Dividends paid to common and preferred stockholders	(42)	(79)	(430)
Net cash provided by (used in) financing activities	(1,132)	1,282	(1,145)

Net increase (decrease) in cash and invested cash	(408)	873	(154)
Cash and invested cash as of beginning-of-year	990	117	271
Cash and invested cash as of end-of-year	$582	$990	$117

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
 (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or for the Year Ended December 31, 2010
Retirement Solutions:
Annuities	$2,250	$1,198	$-	$20,643	$53
Defined Contribution	360	2	-	12,773	-
Total Retirement Solutions	2,610	1,200	-	33,416	53
Insurance Solutions:
Life Insurance	6,145	7,554	-	32,436	439
Group Protection	175	1,607	-	269	1,682
Total Insurance Solution	6,320	9,161	-	32,705	2,121
Other Operations	-	5,978	-	1,478	2
Total	$8,930	$16,339	$-	$67,599	$2,176

	As of or for the Year Ended December 31, 2009
Retirement Solutions:
Annuities	$2,381	$1,439	$-	$19,566	$89
Defined Contribution	538	3	-	12,240	-
Total Retirement Solutions	2,919	1,442	-	31,806	89
Insurance Solutions:
Life Insurance	6,432	7,105	-	30,616	392
Group Protection	159	1,446	-	193	1,579
Total Insurance Solutions	6,591	8,551	-	30,809	1,971
Other Operations	-	5,965	-	1,532	4
Total	$9,510	$15,958	$-	$64,147	$2,064

	As of or for the Year Ended December 31, 2008
Retirement Solutions:
Annuities	$2,977	$3,958	$-	$17,220	$136
Defined Contribution	883	25	-	11,628	-
Total Retirement Solutions	3,860	3,983	-	28,848	136
Insurance Solutions:
Life Insurance	7,396	6,820	-	29,559	360
Group Protection	146	1,378	-	149	1,518
Total Insurance Solutions	7,542	8,198	-	29,708	1,878
Other Operations	-	6,690	-	1,575	4
Total	$11,402	$18,871	$-	$60,131	$2,018
(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses (2)	Written

	As of or for the Year Ended December 31, 2010
Retirement Solutions:
Annuities	$1,119	$884	$421	$749	$-
Defined Contribution	769	440	79	253	-
Total Retirement Solutions	1,888	1,324	500	1,002	-
Insurance Solutions:
Life Insurance	2,186	2,933	538	370	-
Group Protection	141	1,300	46	376	-
Total Insurance Solutions	2,327	4,233	584	746	-
Other Operations	326	258	-	526	-
Total	$4,541	$5,815	$1,084	$2,274	$-

	As of or for the Year Ended December 31, 2009
Retirement Solutions:
Annuities	$1,037	$783	$360	$632	$-
Defined Contribution	732	433	75	227	-
Total Retirement Solutions	1,769	1,216	435	859	-
Insurance Solutions:
Life Insurance	1,975	2,558	571	352	-
Group Protection	127	1,120	47	355	-
Total Insurance Solutions	2,102	3,678	618	707	-
Other Operations	307	405	-	372	-
Total	$4,178	$5,299	$1,053	$1,938	$-

	As of or for the Year Ended December 31, 2008
Retirement Solutions:
Annuities	$972	$1,150	$676	$646	$-
Defined Contributions	695	443	128	212	-
Total Retirement Solutions	1,667	1,593	804	858	-
Insurance Solutions:
Life Insurance	1,988	2,575	551	327	-
Group Protection	117	1,109	35	336	-
Total Insurance Solutions	2,105	3,684	586	663	-
Other Operations	358	284	-	508	-
Total	$4,130	$5,561	$1,390	$2,029	$-

(2)
Excludes impairment of intangibles of $730 million and $381 million for the years ended December 31, 2009 and 2008, respectively.  The allocation of expenses between investments and other operations is based on a number of assumptions and estimates.  Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or for the Year Ended December 31, 2010
Individual life insurance in force	$842,300	$337,800	$3,000	$507,500	0.6%
Premiums:
Life insurance and annuities (1)	5,458	1,170	13	4,301	0.3%
Accident and health insurance	1,141	32	-	1,109	-%
Total premiums	$6,599	$1,202	$13	$5,410

	As of or for the Year Ended December 31, 2009
Individual life insurance in force	$799,900	$342,600	$3,000	$460,300	0.7%
Premiums:
Life insurance and annuities (1)	5,025	1,126	10	3,909	0.3%
Accident and health insurance	1,099	22	-	1,077	-%
Total premiums	$6,124	$1,148	$10	$4,986

	As of or for the Year Ended December 31, 2008
Individual life insurance in force	$765,400	$346,900	$3,700	$422,200	0.9%
Premiums:
Life insurance and annuities (1)	4,996	982	18	4,032	0.4%
Accident and health insurance	1,075	22	-	1,053	-%
Total premiums	$6,071	$1,004	$18	$5,085

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE V – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
Charged
	Balance at	Charged to	to Other		Balance
	Beginning-	Costs	Accounts -	Deductions -	at End-
Description	of-Year	Expenses (1)	Describe	Describe (2)	of-Year

For the Year Ended December 31, 2010
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$22	$18	$-	$(27)	$13

For the Year Ended December 31, 2009
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$-	$35	$-	$(13)	$22

For the Year Ended December 31, 2008
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$-	$-	$-	$-	$-

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

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

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 17, 2010.

3.2	Amended and Restated Bylaws of LNC (effective March 31, 2011) are filed herewith.

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

4.27	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.28	Form of Floating Rate Senior Notes due 2010 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.29	Form of 5.65% Senior Notes due 2012 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 2007.

4.30	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.31	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.32	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.33	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.34	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.35
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

10.7
Non-Qualified Stock Option Agreement for the LNC Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 10, 2007.*

10.8
2007 Non-Employee Director Fees (revised to include fee for non-Executive Chairman) (unchanged for 2010) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.9
2011 Non-Employee Director Fees (revised to include fee for non-Executive Chairman) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2010.*

10.10	Form of Restricted Stock Award Agreement (2007) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2007.*

10.11	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.12	2009 Severance Plan for Officers of LNC is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 19, 2009.*

10.13	Severance Plan for Officers of LNC is incorporated by reference to Exhibit 99.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 6, 2009.*

10.14
Amended and Restated Salary Continuation Plan for Executives of LNC and Affiliates is incorporated by reference to Exhibit 10.13 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.15	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.16	LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2010 is filed herewith.*

10.17	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

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

10.21	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.22	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.23
LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File NO. 1-6028) for the year ended December 31, 2008.*

10.24	Form of LNC Restricted Stock Agreement is incorporated by reference to Exhibit 10(b) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.25	Form of LNC Stock Option Agreement is incorporated by reference to Exhibit 10(c) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.26
Form of 2008-2010 Performance Cycle Agreement under the LNC Amended and Restated Incentive Compensation Plan, is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.27
Description of Special 2008 Annual Incentive Payout Arrangement with Terrance J. Mullen, Former President of Lincoln Financial Distributors, is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.28	2009 Executive compensation Matters dated March 30, 2009 is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2009.*

10.29	Agreement, Waiver and General Release between Elizabeth L. Reeves and LNC is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.30
Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.31	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.32
Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension benefit Plan incorporated by reference to Exhibit 10(d) to LNC’s Form 10-Q (File No 1-6028) for the quarter ended March 31, 2005.*

10.33	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.34	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.35	Form of nonqualified LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.36
LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.37
Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.38
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10(iv) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004.*

10.39
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.40
Jefferson Pilot Corporation forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.2 of Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.41
Jefferson Pilot Corporation forms of stock option terms for officers are incorporated by reference to Exhibit 10(xi) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 2004 and to Exhibit 10.1 of  Jefferson-Pilot’s Form 8-K filed with the SEC on February 17, 2006.*

10.42
Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.43
Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

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

10.47
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

10.48
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

10.49
Master Confirmation Agreement and related Supplemental Confirmation, dated March 14, 2007, and Trade Notification, dated March 16, 2007, relating to LNC’s Accelerated Stock Repurchase with Citibank, N.A. is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2007.**

10.50
Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.51
Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.52
Investment Advisory Agreement, dated as of January 4, 2010, between The Lincoln National Life Insurance Company and Delaware Investment Advisers is incorporated by reference to Exhibit 10.58 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.**

10.53
Investment Advisory Agreement, dated as of January 4, 2010, between Lincoln Life & Annuity Company of New York and Delaware Investment Advisers is incorporated by reference to Exhibit 10.59 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.**

10.54
Reimbursement Agreement, dated December 31, 2009, between Lincoln Reinsurance Company of Vermont I, Lincoln Financial Holdings, LLC II and Credit Suisse AG is incorporated by reference to Exhibit 10.60 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.**

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

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Balance Sheets for the years ended December 31, 2010 and 2009; (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (v) Notes to the Consolidated Financial Statements; and (vi) Financial Statement Schedules.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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