Form 10-Q
period 2011-03-31
LINCOLN NATIONAL CORP
filed 2011-05-05
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-Q
________________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-6028
________________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
________________________

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
________________________

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

As of May 2, 2011, there were 313,468,372 shares of the registrant’s common stock outstanding.

__________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2011 - $66,521; 2010 - $65,175)	$69,231	$68,030
Variable interest entities' fixed maturity securities (amortized cost: 2011 - $571; 2010 - $570)	587	584
Equity securities (cost: 2011 - $120; 2010 - $179)	145	197
Trading securities	2,598	2,596
Mortgage loans on real estate	6,749	6,752
Real estate	189	202
Policy loans	2,837	2,865
Derivative investments	946	1,076
Other investments	1,029	1,038
Total investments	84,311	83,340
Cash and invested cash	2,216	2,741
Deferred acquisition costs and value of business acquired	9,272	8,930
Premiums and fees receivable	401	335
Accrued investment income	989	933
Reinsurance recoverables	6,580	6,527
Goodwill	3,019	3,019
Other assets	3,293	3,369
Separate account assets	88,236	84,630
Total assets	$198,317	$193,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$17,313	$17,562
Other contract holder funds	67,125	66,376
Short-term debt	351	351
Long-term debt	5,370	5,399
Reinsurance related embedded derivatives	91	102
Funds withheld reinsurance liabilities	1,135	1,149
Deferred gain on business sold through reinsurance	450	468
Payables for collateral on investments	1,554	1,659
Variable interest entities' liabilities	130	132
Other liabilities	3,472	3,190
Separate account liabilities	88,236	84,630
Total liabilities	185,227	181,018

Contingencies and Commitments (See Note 9)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized:
Series A preferred stock - 10,914 and 10,914 shares issued and outstanding
as of March 31, 2011, and December 31, 2010, respectively	-	-
Common stock - 800,000,000 shares authorized; 313,456,824 and 315,718,554 shares
issued and outstanding as of March 31, 2011, and December 31, 2010, respectively	8,064	8,124
Retained earnings	4,243	3,934
Accumulated other comprehensive income (loss)	783	748
Total stockholders' equity	13,090	12,806
Total liabilities and stockholders' equity	$198,317	$193,824

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2011	2010
Revenues
Insurance premiums	$568	$532
Insurance fees	818	788
Net investment income	1,191	1,106
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(45)	(77)
Portion of loss recognized in other comprehensive income	6	24
Net other-than-temporary impairment losses on securities
recognized in earnings	(39)	(53)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	37	27
Total realized gain (loss)	(2)	(26)
Amortization of deferred gain on business sold through reinsurance	19	19
Other revenues and fees	120	108
Total revenues	2,714	2,527
Benefits and Expenses
Interest credited	614	618
Benefits	835	779
Underwriting, acquisition, insurance and other expenses	725	714
Interest and debt expense	72	68
Total benefits and expenses	2,246	2,179
Income (loss) from continuing operations before taxes	468	348
Federal income tax expense (benefit)	129	93
Income (loss) from continuing operations	339	255
Income (loss) from discontinued operations, net of federal
income taxes	-	28
Net income (loss)	339	283
Preferred stock dividends and accretion of discount	-	(18)
Net income (loss) available to common stockholders	$339	$265

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$1.08	$0.79
Income (loss) from discontinued operations	-	0.09
Net income (loss)	$1.08	$0.88

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$1.05	$0.76
Income (loss) from discontinued operations	-	0.09
Net income (loss)	$1.05	$0.85

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2011	2010
Preferred Stock
Balance as of beginning-of-year	$-	$806
Accretion of discount on Series B preferred stock	-	6
Balance as of end-of-period	-	812

Common Stock
Balance as of beginning-of-year	8,124	7,840
Stock compensation/issued for benefit plans	2	5
Retirement of common stock/cancellation of shares	(62)	-
Balance as of end-of-period	8,064	7,845

Retained Earnings
Balance as of beginning-of-year	3,934	3,316
Cumulative effect from adoption of new accounting standards	-	(169)
Comprehensive income (loss)	374	666
Less other comprehensive income (loss), net of tax	35	383
Net income (loss)	339	283
Retirement of common stock	(13)	-
Dividends declared: Common (2011 - $0.050; 2010 - $0.010)	(17)	(3)
Dividends on preferred stock	-	(12)
Accretion of discount on Series B preferred stock	-	(6)
Balance as of end-of-period	4,243	3,409

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	748	(262)
Cumulative effect from adoption of new accounting standards	-	181
Other comprehensive income (loss), net of tax	35	383
Balance as of end-of-period	783	302
Total stockholders' equity as of end-of-period	$13,090	$12,368

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Three
	Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$339	$283
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(74)	(48)
Trading securities purchases, sales and maturities, net	5	2
Change in premiums and fees receivable	(66)	(27)
Change in accrued investment income	(56)	(51)
Change in future contract benefits and other contract holder funds	124	318
Change in reinsurance related assets and liabilities	(67)	(139)
Change in federal income tax accruals	145	315
Realized (gain) loss	2	26
Amortization of deferred gain on business sold through reinsurance	(19)	(19)
(Gain) loss on disposal of discontinued operations	-	(64)
Other	7	(31)
Net cash provided by (used in) operating activities	340	565

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(3,111)	(3,418)
Sales of available-for-sale securities	556	805
Maturities of available-for-sale securities	1,431	919
Purchases of other investments	(855)	(694)
Sales or maturities of other investments	740	695
Increase (decrease) in payables for collateral on investments	(105)	(79)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	293
Other	(23)	(10)
Net cash provided by (used in) investing activities	(1,367)	(1,489)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(250)
Increase (decrease) in commercial paper, net	-	1
Deposits of fixed account values, including the fixed portion of variable	2,570	2,382
Withdrawals of fixed account values, including the fixed portion of variable	(1,200)	(1,251)
Transfers to and from separate accounts, net	(772)	(682)
Common stock issued for benefit plans and excess tax benefits	(5)	-
Repurchase of common stock	(75)	-
Dividends paid to common and preferred stockholders	(16)	(15)
Net cash provided by (used in) financing activities	502	185

Net increase (decrease) in cash and invested cash, including discontinued operations	(525)	(739)
Cash and invested cash, including discontinued operations, as of beginning-of-year	2,741	4,184
Cash and invested cash, including discontinued operations, as of end-of-period	$2,216	$3,445

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, (“2010 Form 10-K”) should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2010 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications had no effect on net income or stockholders’ equity of the prior years.

2.  New Accounting Standards

Adoption of New Accounting Standards

Fair Value Measurements and Disclosures Topic

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosure related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2010 Form 10-K.  We adopted the remaining disclosure requirements in ASU 2010-06 effective January 1, 2011, and have prospectively included the disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements in Note 13 for the period ended March 31, 2011.

Financial Services – Insurance Industry Topic

In April 2010, the FASB issued ASU No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), to clarify a consolidation issue for insurance entities that hold a controlling interest in an investment fund either partially or completely through separate accounts.  For a more detailed description of ASU 2010-15, see “Future Adoption of New Accounting Standards – Financial Services – Insurance Industry Topic” in Note 2 of our 2010 Form 10-K.  We adopted the accounting guidance in ASU 2010-15 effective January 1, 2011.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

Intangibles – Goodwill and Other Topic

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  For a more detailed description of ASU 2010-28, see “Future Adoption of New Accounting Standards – Intangibles – Goodwill and Other Topic” in Note 2 of our 2010 Form 10-K.  We adopted ASU 2010-28 effective January 1, 2011, and evaluated the reporting units within scope under this new accounting guidance.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), in order to enhance and expand the financial statement disclosures.  For a more detailed description of ASU 2010-20, see “Adoption of New Accounting Standards – Receivables Topic” in Note 2 of our 2010 Form 10-K.  We adopted the remaining disclosure requirements in ASU 2010-20 effective January 1, 2011, and have prospectively included the required financial statement disclosures related to the activity in our allowance for mortgage loan on real estate losses in Note 5 for the period ended March 31, 2011.

Future Adoption of New Accounting Standards

Financial Services – Insurance Industry Topic

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  For a more detailed description of ASU 2010-26, see “Future Adoption of New Accounting Standards – Financial Services – Insurance Industry Topic” in Note 2 of our 2010 Form 10-K. We will adopt the provisions of ASU 2010-26 effective January 1, 2012, and are currently evaluating the effect of the adoption on our consolidated financial condition and results of operations.

Transfers and Servicing Topic

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We will adopt the provisions of ASU 2011-03 effective January 1, 2012, and are currently evaluating the effect of the adoption on our consolidated financial condition and results of operations.

3.  Dispositions

Discontinued Investment Management Operations

On January 4, 2010, we closed on the stock sale of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provided investment products and services to individuals and institutions, to Macquarie Bank Limited (“MBL”) with net of tax proceeds of approximately $405 million.

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

For the
Three
Months
Ended
March 31,
2010
Discontinued Operations Before Disposal
Income (loss) from discontinued operations before disposal,
before federal income taxes	$(17)
Federal income tax expense (benefit)	(3)
Income (loss) from discontinued operations before disposal	(14)

Disposal
Gain (loss) on disposal, before federal income taxes	37
Federal income tax expense (benefit)	13
Gain (loss) on disposal	24
Income (loss) from discontinued operations	$10

The income (loss) from discontinued operations for the three months ended March 31, 2010, reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

Discontinued Lincoln UK Operations

On October 1, 2009, we closed on the stock sale of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which focused primarily on providing life and retirement income products in the United Kingdom to SLF of Canada UK Limited (“SLF”), and we retained Lincoln UK’s pension plan assets and liabilities.

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

For the
Three
Months
Ended
March 31,
2010
Disposal
Gain (loss) on disposal, before federal income taxes	$27
Federal income tax expense (benefit)	9
Gain (loss) on disposal	18
Income (loss) from discontinued operations	$18

The income (loss) from discontinued operations for the three months ended March 31, 2010, related to additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement.

4.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

We have invested in the Class 1 Notes of two credit-linked note (“CLN”) structures, which represent special purpose trusts combining asset-backed securities with credit default swaps to produce multi-class structured securities.  The CLN structures also include subordinated Class 2 Notes, which are held by third parties, and, together with the Class 1 Notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  We have the power to direct the most significant activity impacting the performance of both CLN structures, as we have the ability to actively manage the reference portfolio underlying the credit default swaps.  As a result, we have concluded we are the primary beneficiary of the VIEs associated with the CLNs and have consolidated the assets and liabilities of both CLN structures in our Consolidated Balance Sheets.

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2011			As of December 31, 2010
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity corporate asset-backed
credit card loan securities (1)	N/A	$-	$587	N/A	$-	$584

Liabilities
Derivative instruments not designated
and not qualifying as hedging
instruments:
Credit default swaps (2)	2	$600	$207	2	$600	$215
Contingent forwards (2)	2	-	(4)	2	-	(6)
Total derivative instruments not
designated and not qualifying
as hedging instruments	4	600	203	4	600	209
Federal income tax (2)	N/A	-	(73)	N/A	-	(77)
Total liabilities	4	$600	$130	4	$600	$132

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 5.

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

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Credit default swaps (1)	$8	$1
Contingent forwards (1)	(2)	(5)
Total derivative instruments not designated and
not qualifying as hedging instruments	$6	$(4)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

The following summarizes information regarding the CLN structures (dollars in millions) as of March 31, 2011:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-B1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	22

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment as of March 31, 2011.

As described more fully in Note 1 of the 2010 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments (“OTTIs”).  Based upon this review, we believe that the fixed maturity corporate asset-backed credit card loan securities were not other-than-temporarily impaired as of March 31, 2011.

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of March 31, 2011:

Industry	AAA	AA	A	BBB	BB	B	CCC	Total
Telecommunications	-%	-%	6.4%	4.3%	0.5%	-%	-%	11.2%
Financial intermediaries	0.4%	4.0%	6.2%	0.5%	-%	-%	-%	11.1%
Oil and gas	-%	1.0%	1.2%	4.1%	-%	-%	-%	6.3%
Utilities	-%	-%	3.1%	1.4%	-%	-%	-%	4.5%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.3%	-%	-%	3.8%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food
and drug)	-%	-%	1.2%	1.2%	1.1%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.6%	1.0%	-%	-%	-%	3.3%
Food products	-%	0.3%	1.8%	1.1%	-%	-%	-%	3.2%
Conglomerates	-%	2.6%	0.5%	-%	-%	-%	-%	3.1%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other industry < 3%
(28 industries)	-%	2.0%	15.4%	17.3%	3.6%	1.4%	0.3%	40.0%
Total	0.7%	12.8%	43.9%	34.0%	6.9%	1.4%	0.3%	100.0%

Unconsolidated VIEs

Effective December 31, 2010, we issued a $500 million long-term senior note in exchange for a corporate bond AFS security of like principal and duration from a non-affiliated VIE whose primary activities are to acquire, hold and issue notes and loans, as well as pay and collect interest on the notes and loans.  We have concluded that we are not the primary beneficiary of this VIE because we do not have power over the activities that most significantly affect its economic performance.  In addition, the terms of the senior note provide us with a set-off right to the corporate bond AFS security we purchased from the VIE; therefore, neither appears on our Consolidated Balance Sheets.  We assigned the corporate bond AFS security to one of our subsidiaries and issued a guarantee to our subsidiary for the timely payment of the corporate bond’s principal.

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations (“CMOs”), mortgage pass through securities (“MPTS”) and commercial mortgage-backed securities (“CMBS”) and our asset-backed securities (“ABS”) collateralized debt obligations (“CDOs”).  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination which reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our consolidated financial statements.  For information about these structured securities, see Note 5.

5.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards CodificationTM (“ASC”), we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 1 in our 2010 Form 10-K, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$50,575	$3,285	$615	$69	$53,176
U.S. Government bonds	149	16	3	-	162
Foreign government bonds	478	39	1	-	516
MBS:
CMOs	5,438	303	58	135	5,548
MPTS	2,986	83	7	-	3,062
CMBS	1,966	89	116	7	1,932
ABS CDOs	149	5	18	-	136
State and municipal bonds	3,323	38	81	-	3,280
Hybrid and redeemable preferred securities	1,457	74	112	-	1,419
VIEs' fixed maturity securities	571	16	-	-	587
Total fixed maturity securities	67,092	3,948	1,011	211	69,818

Equity Securities
Banking securities	2	-	-	-	2
Insurance securities	27	4	-	-	31
Other financial services securities	17	14	-	-	31
Other securities	74	7	-	-	81
Total equity securities	120	25	-	-	145
Total AFS securities	$67,212	$3,973	$1,011	$211	$69,963

	As of December 31, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$48,863	$3,571	$607	$87	$51,740
U.S. Government bonds	150	17	2	-	165
Foreign government bonds	473	38	3	-	508
MBS:
CMOs	5,693	324	114	146	5,757
MPTS	2,980	106	5	-	3,081
CMBS	2,144	95	180	6	2,053
ABS CDOs	174	22	13	9	174
State and municipal bonds	3,222	27	94	-	3,155
Hybrid and redeemable preferred securities	1,476	56	135	-	1,397
VIEs' fixed maturity securities	570	14	-	-	584
Total fixed maturity securities	65,745	4,270	1,153	248	68,614

Equity Securities
Banking securities	61	-	3	-	58
Insurance securities	33	4	-	-	37
Other financial services securities	18	14	-	-	32
Other securities	67	7	4	-	70
Total equity securities	179	25	7	-	197
Total AFS securities	$65,924	$4,295	$1,160	$248	$68,811

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of March 31, 2011
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,388	$2,442
Due after one year through five years	12,032	12,873
Due after five years through ten years	20,453	21,686
Due after ten years	21,680	22,139
Subtotal	56,553	59,140
MBS	10,390	10,542
ABS CDOs	149	136
Total fixed maturity AFS securities	$67,092	$69,818

Actual maturities may differ from contractual maturities because issuers may have the right to call or pre-pay obligations.

The fair value and gross unrealized losses, including the portion of OTTI recognized in other comprehensive income (loss) (“OCI”), of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$7,147	$317	$1,925	$367	$9,072	$684
U.S. Government bonds	28	3	2	-	30	3
Foreign government bonds	69	1	-	-	69	1
MBS:
CMOs	386	65	784	128	1,170	193
MPTS	481	7	5	-	486	7
CMBS	119	7	218	116	337	123
ABS CDOs	-	-	117	18	117	18
State and municipal bonds	1,878	68	70	13	1,948	81
Hybrid and redeemable
preferred securities	99	2	512	110	611	112
Total fixed maturity securities	$10,207	$470	$3,633	$752	$13,840	$1,222

Total number of AFS securities in an unrealized loss position						1,263

	As of December 31, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$5,271	$297	$2,007	$397	$7,278	$694
U.S. Government bonds	28	2	2	-	30	2
Foreign government bonds	19	-	9	3	28	3
MBS:
CMOs	465	121	748	139	1,213	260
MPTS	190	5	2	-	192	5
CMBS	75	8	304	178	379	186
ABS CDOs	-	-	147	22	147	22
State and municipal bonds	1,889	84	27	10	1,916	94
Hybrid and redeemable
preferred securities	203	10	568	125	771	135
Total fixed maturity securities	8,140	527	3,814	874	11,954	1,401

Equity Securities
Banking securities	57	3	-	-	57	3
Other securities	3	4	-	-	3	4
Total equity securities	60	7	-	-	60	7
Total AFS securities	$8,200	$534	$3,814	$874	$12,014	$1,408

Total number of AFS securities in an unrealized loss position						1,237

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2010 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of March 31, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,722	$2,278	$444
AFS securities backed by pools of commercial mortgages	502	367	135
Total	$3,224	$2,645	$579

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,190	$1,754	$436
AFS securities backed by pools of commercial mortgages	133	62	71
Total	$2,323	$1,816	$507

	As of December 31, 2010
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,539	$2,006	$533
AFS securities backed by pools of commercial mortgages	611	410	201
Total	$3,150	$2,416	$734

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,303	$1,776	$527
AFS securities backed by pools of commercial mortgages	185	76	109
Total	$2,488	$1,852	$636

For the three months ended March 31, 2011 and 2010, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $21 million and $43 million, pre-tax, respectively, and before associated amortization expense for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $(26) million and $(5) million, respectively, was recognized in OCI and $47 million and $48 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$93	$22	$19	28
Six months or greater, but less than nine months	31	16	-	6
Nine months or greater, but less than twelve months	33	14	-	11
Twelve months or greater	762	419	138	190
Total	$919	$471	$157	235

	As of December 31, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$170	$73	$5	41
Six months or greater, but less than nine months	60	22	-	13
Nine months or greater, but less than twelve months	42	17	1	13
Twelve months or greater	929	520	184	224
Total	$1,201	$632	$190	291

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities decreased $186 million for the three months ended March 31, 2011.  This change was attributable primarily to a decline in overall market yields, which was driven, in part, by improved credit fundamentals.  As discussed further below, we believe the unrealized loss position as of March 31, 2011, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2011, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2011, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of March 31, 2011, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of March 31, 2011, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Balance as of beginning-of-year	$319	$268
Increases attributable to:
Credit losses on securities for which an OTTI was not previously
recognized	25	2
Credit losses on securities for which an OTTI was previously
recognized	22	27
Decreases attributable to:
Securities sold	(14)	(4)
Balance as of end-of-period	$352	$293

During the three months ended March 31, 2011 and 2010, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$192	$1	$63	$130	$50
MBS:
CMOs	515	1	102	414	276
CMBS	9	-	6	3	26
Total	$716	$2	$171	$547	$352

	As of December 31, 2010
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$204	$3	$76	$131	$60
MBS:
CMOs	509	2	126	385	258
CMBS	6	-	5	1	1
Total	$719	$5	$207	$517	$319

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 31% and 30% of mortgage loans as of March 31, 2011, and December 31, 2010, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2011	2010
Current	$6,687	$6,697
60 to 90 days past due	17	8
Greater than 90 days past due	38	40
Valuation allowance associated with impaired mortgage loans on real estate	(11)	(13)
Unamortized premium (discount)	18	20
Total carrying value	$6,749	$6,752

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
Number of impaired mortgage loans on real estate	8	9

Principal balance of impaired mortgage loans on real estate	$59	$75
Valuation allowance associated with impaired mortgage loans on real estate	(11)	(13)
Carrying value of impaired mortgage loans on real estate	$48	$62
Changes in the valuation allowance for credit losses associated with impaired mortgage loans on real estate (in millions) were as follows:

For the
Three
Months
Ended
March 31,
2011
Balance as of beginning-of-year	$13
Additions	1
Charge-offs	(3)
Balance as of end-of-period	$11

Information for our impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Average carrying value for impaired mortgage loans on real estate	$55	$40
Interest income recognized on impaired mortgage loans on real estate	1	-
Interest income collected on impaired mortgage loans on real estate	1	-

As described in Note 1 in our 2010 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of March 31, 2011			As of December 31, 2010
			Debt-			Debt-
			Service			Service
	Principal		Coverage	Principal		Coverage
Loan-to-Value	Amount	%	Ratio	Amount	%	Ratio
Less than 65%	$4,928	73.1%	1.63	$4,863	72.1%	1.62
65% to 74%	1,409	20.9%	1.40	1,484	22.0%	1.40
75% to 100%	222	3.3%	0.91	179	2.7%	0.85
Greater than 100%	182	2.7%	1.08	219	3.2%	1.06
Total mortgage loans on real estate	$6,741	100.0%		$6,745	100.0%

Alternative Investments

As of March 31, 2011, and December 31, 2010, alternative investments included investments in approximately 97 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Fixed maturity AFS securities:
Gross gains	$36	$50
Gross losses	(63)	(84)
Equity AFS securities:
Gross gains	8	-
Gross losses	-	(4)
Gain (loss) on other investments	13	(21)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(11)	4
Total realized gain (loss) related to certain investments	$(17)	$(55)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(3)	$(41)
MBS:
CMOs	(20)	(24)
CMBS	(24)	-
ABS CDOs	(1)	(1)
Hybrid and redeemable preferred securities	(2)	(5)
Total fixed maturity securities	(50)	(71)

Equity securities:
Other financial services securities	-	(3)
Total equity securities	-	(3)
Gross OTTI recognized in net income (loss)	(50)	(74)
Associated amortization of DAC, VOBA, DSI and DFEL	11	21
Net OTTI recognized in net income (loss), pre-tax	$(39)	$(53)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$8	$22
Change in DAC, VOBA, DSI and DFEL	(2)	2
Net portion of OTTI recognized in OCI, pre-tax	$6	$24

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of March 31, 2011, and December 31, 2010, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2011, and December 31, 2010, 96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2011, and December 31, 2010, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.5 billion and $2.6 billion, respectively, and a fair value of $2.4 billion for both period ends.  As of March 31, 2011, and December 31, 2010, 91% of the fair value of our ABS CDO portfolio was rated investment grade.  As of March 31, 2011, and December 31, 2010, the portion of our ABS CDO portfolio rated below investment grade had an amortized cost of $22 million and $24 million and fair value of $12 million and $16 million, respectively.  Based upon the analysis discussed above, we believed as of March 31, 2011, and December 31, 2010, that we would recover the amortized cost of each investment grade corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the three months ended March 31, 2011 and 2010, the recovery as a percentage of amortized cost was 98% and 58% for corporate bonds, respectively, and 0% for ABS CDOs for both periods.

Determination of Credit Losses on MBS

As of March 31, 2011, and December 31, 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$730	$730	$800	$800
Securities pledged under securities lending agreements (2)	200	192	199	192
Securities pledged under reverse repurchase agreements (3)	280	293	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	244	278	280	318
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	115	100	115
Total payables for collateral on investments	$1,554	$1,608	$1,659	$1,719

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Three
	Months Ended
	March 31,
	2011	2010
Collateral payable held for derivative investments	$(70)	$(4)
Securities pledged under securities lending agreements	1	(61)
Securities pledged under reverse repurchase agreements	-	(9)
Securities pledged for TALF	(36)	(5)
Total increase (decrease) in payables for collateral on investments	$(105)	$(79)

Investment Commitments

As of March 31, 2011, our investment commitments were $743 million, which included $307 million of LPs, $167 million of private placements and $269 million of mortgage loans.

Concentrations of Financial Instruments

As of March 31, 2011, and December 31, 2010, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.9 billion and $5.0 billion, or 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.8 billion and $2.9 billion, or 3% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of March 31, 2011, and December 31, 2010, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $6.8 billion and $6.7 billion, or 8% of our invested assets portfolio, respectively, and our investment securities in the CMO industry with a fair value of $6.3 billion and $6.5 billion, or 7% and 8% of our invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

6.  Derivative Instruments

Types of Derivative Instruments and Derivative Strategies

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure and credit exposure that may adversely affect expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are used as part of our interest rate risk management strategy include interest rate swap agreements, interest rate cap agreements, interest rate futures, forward-starting interest rate swaps, consumer price index swaps, interest rate cap corridors, treasury locks and reverse treasury locks.  Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps, currency futures and foreign currency forwards.  Call options based on our stock, call options based on the S&P 500 Index® (“S&P 500”), total return swaps, variance swaps, equity collars, put options and equity futures are used as part of our equity market risk management strategy.  We also use credit default swaps as part of our credit risk management strategy.

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of March 31, 2011, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  We also had embedded derivatives that were economic hedges, but were not designed to meet the requirements for hedge accounting treatment.  See Note 1 in our 2010 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuity products, including the Lincoln SmartSecurity® Advantage guaranteed withdrawal benefit (“GWB”) feature, the 4LATER® Advantage guaranteed income benefit (“GIB”) feature and the i4LIFE® Advantage GIB feature.  See “Guaranteed Living Benefit (“GLB”) Reserves Embedded Derivatives” below for further details.

See Note 13 for additional disclosures related to the fair value of our financial instruments and see Note 4 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (dollars in millions) were as follows:

	As of March 31, 2011
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	150	$901	$22	$(57)	$-	$-
Foreign currency swaps (1)	13	340	37	(19)	-	-
Reverse treasury locks (1)	5	1,000	2	(11)	-	-
Total cash flow hedges	168	2,241	61	(87)	-	-
Fair value hedges:
Interest rate swap agreements (2)	11	1,675	89	(64)	-	(25)
Total fair value hedges	11	1,675	89	(64)	-	(25)
Total derivative instruments
designated and qualifying as
hedging instruments	179	3,916	150	(151)	-	(25)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements (1)	2	100	-	-	-	-
Interest rate futures (1)	9,266	1,366	-	-	-	-
Equity futures (1)	8,133	617	-	-	-	-
Interest rate swap agreements (1)	86	8,335	16	(533)	-	-
Credit default swaps (3)	8	125	-	-	-	(6)
Total return swaps (1)	7	650	10	(4)	-	-
Put options (1)	159	6,077	1,082	-	-	-
Call options (based on S&P 500) (1)	539	4,308	327	-	-	-
Variance swaps (1)	44	27	25	(37)	-	-
Currency futures (1)	66	9	-	-	-	-
Consumer price index swaps (1)	98	51	1	(1)	-	-
Interest rate cap corridors (1)	73	8,050	46	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(357)
Indexed annuity contracts (4)	136,041	-	-	-	-	(528)
GLB reserves (4)	314,088	-	-	-	615	(733)
AFS securities (1)	1	-	15	-	-	-
Total derivative instruments not
designated and not qualifying as
hedging instruments	468,617	29,715	1,522	(575)	615	(1,715)
Total derivative instruments	468,796	$33,631	$1,672	$(726)	$615	$(1,740)

	As of December 31, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
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

	Remaining Life as of March 31, 2011
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$24	$59	$264	$540	$14	$901
Foreign currency swaps	-	124	135	81	-	340
Reverse treasury locks	-	850	150	-	-	1,000
Total cash flow hedges	24	1,033	549	621	14	2,241
Fair value hedges:
Interest rate swap agreements	-	800	-	875	-	1,675
Total fair value hedges	-	800	-	875	-	1,675
Total derivative instruments
designated and qualifying as
hedging instruments	24	1,833	549	1,496	14	3,916
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate cap agreements	100	-	-	-	-	100
Interest rate futures	1,366	-	-	-	-	1,366
Equity futures	617	-	-	-	-	617
Interest rate swap agreements	203	1,819	1,949	4,364	-	8,335
Credit default swaps	-	40	85	-	-	125
Total return swaps	400	250	-	-	-	650
Put options	-	1,489	4,588	-	-	6,077
Call options (based on S&P 500)	3,492	816	-	-	-	4,308
Variance swaps	-	3	24	-	-	27
Currency futures	9	-	-	-	-	9
Consumer price index swaps	4	15	13	18	1	51
Interest rate cap corridors	-	-	8,050	-	-	8,050
Total derivative instruments
not designated and not
qualifying as hedging
instruments	6,191	4,432	14,709	4,382	1	29,715
Total derivative instruments
with notional amounts	$6,215	$6,265	$15,258	$5,878	$15	$33,631

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate swap agreements	11	-
Forward-starting interest rate swaps	(1)	-
Foreign currency swaps	-	15
Treasury locks	(15)	-
Fair value hedges:
Interest rate swap agreements	1	1
Change in foreign currency exchange rate adjustment	(9)	-
Change in DAC, VOBA, DSI and DFEL	5	2
Income tax benefit (expense)	3	(6)
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate swap agreements (1)	(1)	1
Foreign currency swaps (1)	2	1
Treasury locks (2)	1	-
Fair value hedges:
Interest rate swap agreements (2)	1	1
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$(22)	$21

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$(1)	$2
Foreign currency swaps (1)	1	1
Total cash flow hedges	-	3
Fair value hedges:
Interest rate swap agreements (2)	13	8
Total fair value hedges	13	8
Total derivative instruments designated
and qualifying as hedging instruments	13	11
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate futures (3)	(24)	35
Equity futures (3)	(44)	(93)
Interest rate swap agreements (3)	(38)	(19)
Foreign currency forwards (3)	-	43
Credit default swaps - marked-to-market (3)	4	10
Total return swaps (4)	(19)	4
Put options (3)	(172)	(109)
Call options (based on S&P 500) (3)	54	36
Variance swaps (3)	(37)	(47)
Currency futures (3)	(5)	(15)
Consumer price index swaps (3)	1	(1)
Interest rate cap corridors (1)	(6)	-
Embedded derivatives:
Deferred compensation plans (4)	(8)	(8)
Indexed annuity contracts (3)	48	39
GLB reserves (3)	408	181
Reinsurance related (3)	11	(16)
AFS securities (1)	1	-
Total derivative instruments not designated
and not qualifying as hedging instruments	174	40
Total derivative instruments	$187	$51

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The location in the Consolidated Statements of Income (Loss) where the gains (losses) are recorded for each of the derivative instruments discussed below is specified in the table above.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Gain (loss) recognized as a component of OCI with the offset
to net investment income	$-	$3

As of March 31, 2011, $20 million of the deferred net losses on derivative instruments in accumulated OCI are expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three months ended March 31, 2011 and 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

As of March 31, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.

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

As of March 31, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

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

Derivative Instruments Designated and Qualifying as Fair Value Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Ineffective portion recognized in realized gain (loss)	$-	$1
Gain (loss) recognized as a component of OCI with the offset
to interest expense	1	1

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

Foreign Currency Forwards

We used foreign currency forward contracts to hedge the liability exposure on certain options in variable annuity products.  The foreign currency forward contracts obligated us to deliver a specified amount of currency at a future date and a specified exchange rate.

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

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of March 31, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	A	2	(3)	45
03/20/2017 (4)	(5)	(6)	BBB-	2	(3)	40
				8	$(6)	$125

As of December 31, 2010
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	-	40
12/20/2016 (4)	(5)	(6)	BBB	3	(12)	65
03/20/2017 (4)	(5)	(6)	BBB-	2	(4)	40
				9	$(16)	$145

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders, prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 4 in our 2010 Form 10-K .
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
Maximum potential payout	$125	$145
Less:
Counterparty thresholds	-	10
Maximum collateral potentially required to post	$125	$135

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $6 million as of March 31, 2011, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

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

Call Options (Based on LNC Stock)

We use call options on our stock to hedge the expected increase in liabilities arising from stock appreciation rights (“SARs”) granted on our stock.

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

GLB Reserves Embedded Derivatives

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  As of March 31, 2011, we had $31.9 billion of account values that were attributable to variable annuities with a GWB feature and $12.1 billion of account values that were attributable to variable annuities with a GIB feature.

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

Reinsurance Related Embedded Derivatives

We have certain modified coinsurance arrangements and coinsurance with funds withheld reinsurance arrangements with embedded derivatives related to the withheld assets of the related funds.  These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the estimated fair value of these derivatives as they occur are recorded through net income (loss).  Offsetting these amounts are corresponding changes in the estimated fair value of trading securities in portfolios that support these arrangements.  During the first quarter of 2009, the portion of the embedded derivative liability related to the funds withheld reinsurance agreement on our disability income business was released due to the rescission of the underlying reinsurance agreement.  See Note 14 in our 2010 Form 10-K for information regarding the rescission of the underlying reinsurance agreement.

AFS Securities Embedded Derivatives

We own various debt securities that either contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or contain call options to receive the return on equity-like indexes.  The change in fair value of these embedded derivatives flows through net income (loss).

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2011, the nonperformance risk adjustment was $10 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2011, the exposure was $161 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2011		As of December 31, 2010
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AAA	$-	$-	$1	$-
AA	52	-	99	-
AA-	89	-	65	-
A+	475	(41)	548	(76)
A	453	(263)	436	(223)
	$1,069	$(304)	$1,149	$(299)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 28% and 27% for the three months ended March 31, 2011 and 2010, respectively.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.

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

In the normal course of business, we are subject to examination by taxing authorities throughout the U.S. and the U.K.  At any given time, we may be under examination by state, local or non-U.S. income tax authorities.  We are currently under audit by the IRS for years 2007 and 2008.  The Jefferson-Pilot subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle.  For the former Jefferson-Pilot subsidiaries, Jefferson Pilot Life Insurance Company and Jefferson Pilot Financial Insurance Company, the IRS is examining the tax years ended April 1, 2007 and July 1, 2007, respectively.

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	March 31,	December 31,
	2011	2010
Return of Net Deposits
Total account value	$54,639	$52,211
Net amount at risk (1)	586	816
Average attained age of contract holders	58 years	58 years
Minimum Return
Total account value (2)	$186	$187
Net amount at risk (1)	41	46
Average attained age of contract holders	71 years	70 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$24,007	$23,483
Net amount at risk (1)	1,648	2,183
Average attained age of contract holders	66 years	66 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing March 31, 2011, to December 31, 2010, was attributable primarily to the rise in equity markets and associated increase in the account values.

(2)	The decrease in total account value when comparing March 31, 2011, to December 31, 2010, was attributable primarily to an increase in contract surrender rates.

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

	For the Three
	Months Ended
	March 31,
	2011	2010
Balance as of beginning-of-year	$44	$71
Changes in reserves	4	13
Benefits paid	(10)	(24)
Balance as of end-of-period	$38	$60

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
Asset Type
Domestic equity	$37,328	$35,659
International equity	14,744	14,172
Bonds	16,681	15,913
Money market	5,876	5,725
Total	$74,629	$71,469

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also include reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 39% of permanent life insurance in force as of March 31, 2011, and approximately 50% of total sales for these products in 2011.

9.  Contingencies and Commitments

See “Contingencies and Commitments” in Note 14 to the consolidated financial statements in our 2010 Form 10-K for a discussion of commitments and contingencies, which information is incorporated herein by reference.

Regulatory bodies, such as state insurance departments, the SEC, Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers and unclaimed property laws.

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

10.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Series A Preferred Stock
Balance as of beginning-of-year	10,914	11,497
Conversion of convertible preferred stock (1)	-	(132)
Balance as of end-of-period	10,914	11,365

Series B Preferred Stock
Balance as of beginning-of-year	-	950,000
Balance as of end-of-period	-	950,000

Common Stock
Balance as of beginning-of-year	315,718,554	302,223,281
Conversion of convertible preferred stock (1)	-	2,112
Stock compensation/issued for benefit plans	152,134	259,734
Retirement/cancellation of shares	(2,413,864)	(18,093)
Balance as of end-of-period	313,456,824	302,467,034

Common Stock as of End-of-Period
Assuming conversion of preferred stock	313,631,448	302,648,874
Diluted basis	321,320,873	312,965,633

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common, Series A and Series B preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share (“EPS”) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Weighted-average shares, as used in basic calculation	315,014,084	302,221,901
Shares to cover exercise of outstanding warrants	10,150,292	13,049,451
Shares to cover conversion of preferred stock	174,624	183,459
Shares to cover non-vested stock	771,357	603,861
Average stock options outstanding during the period	959,872	780,617
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(3,669,994)	(5,428,421)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(654,934)	(515,391)
Shares repurchaseable from measured but
unrecognized stock option expense	(152,416)	(162,378)
Average deferred compensation shares	271,447	1,355,432
Weighted-average shares, as used in diluted calculation	322,864,332	312,088,531

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

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Three
	Months Ended
	March 31,
	2011	2010
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,072	$49
Cumulative effect from adoption of new accounting standards	-	181
Unrealized holding gains (losses) arising during the period	(191)	953
Change in foreign currency exchange rate adjustment	14	(13)
Change in DAC, VOBA, DSI and other contract holder funds	179	(386)
Income tax benefit (expense)	1	(199)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(19)	(38)
Reclassification adjustment for gains (losses) on derivatives included in net income (loss)	-	11
Associated amortization of DAC, VOBA, DSI and DFEL	(11)	4
Income tax benefit (expense)	11	8
Balance as of end-of-period	$1,094	$600
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(129)	$(115)
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(8)	(22)
Change in DAC, VOBA, DSI and DFEL	2	(2)
Income tax benefit (expense)	2	8
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	45	33
Change in DAC, VOBA, DSI and DFEL	(8)	(7)
Income tax benefit (expense)	(13)	(9)
Balance as of end-of-period	$(109)	$(114)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11
Unrealized holding gains (losses) arising during the period	(4)	16
Change in foreign currency exchange rate adjustment	(9)	-
Change in DAC, VOBA, DSI and DFEL	5	2
Income tax benefit (expense)	3	(6)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	3	3
Income tax benefit (expense)	(1)	(1)
Balance as of end-of-period	$(22)	$21
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$3
Foreign currency translation adjustment arising during the period	2	(2)
Income tax benefit (expense)	(1)	1
Balance as of end-of-period	$2	$2
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(181)	$(210)
Adjustment arising during the period	(1)	5
Income tax benefit (expense)	-	(2)
Balance as of end-of-period	$(182)	$(207)

11.  Realized (Gain) Loss

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Total realized gain (loss) related to certain investments (1)	$(17)	$(55)
Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs, and
trading securities (2)	10	13
Indexed annuity net derivative results: (3)
Gross gain (loss)	6	4
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(2)
Guaranteed living benefits: (4)
Gross gain (loss)	21	39
Associated amortization of DAC, VOBA, DSI and DFEL	(10)	(12)
Guaranteed death benefits: (5)
Gross gain (loss)	(11)	(15)
Associated amortization of DAC, VOBA, DSI and DFEL	1	2
Total realized gain (loss)	$(2)	$(26)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

12.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to time-vested shares), SARS and restricted stock units.

LNC stock-based awards granted were as follows:

For the
Three
Months
Ended
March 31,
2011
Awards
10-year LNC stock options	459,093
Performance shares	215,137
SARs	106,966
Restricted stock units	451,090
Non-employee:
Agent stock options	96,575
Director stock options	32,560
Director restricted stock units	9,779

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$69,231	$69,231	$68,030	$68,030
VIEs' fixed maturity securities	587	587	584	584
Equity securities	145	145	197	197
Trading securities	2,598	2,598	2,596	2,596
Mortgage loans on real estate	6,749	7,114	6,752	7,183
Derivative investments	946	946	1,076	1,076
Other investments	1,029	1,029	1,038	1,038
Cash and invested cash	2,216	2,216	2,741	2,741
Separate account assets	88,236	88,236	84,630	84,630

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(528)	(528)	(497)	(497)
GLB reserves embedded derivatives	(118)	(118)	(408)	(408)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,203)	(1,203)	(1,119)	(1,119)
Account values of certain investment contracts	(26,511)	(26,724)	(26,130)	(27,142)
Short-term debt (1)	(351)	(362)	(351)	(364)
Long-term debt	(5,370)	(5,535)	(5,399)	(5,512)
Reinsurance related embedded derivatives	(91)	(91)	(102)	(102)
VIEs' liabilities - derivative instruments	(203)	(203)	(209)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives	(357)	(357)	(363)	(363)
Credit default swaps	(6)	(6)	(16)	(16)

(1)	The difference between the carrying value and fair value of short-term debt as of March 31, 2011, and December 31, 2010, related to current maturities of long-term debt.

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income.  The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record.  The fair value for impaired mortgage loans on real estate is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent.

Other Investments

The carrying value of our assets classified as other investments approximates their fair value.  Other investments include LPs and other privately held investments that are accounted for using the equity method of accounting.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2011, and December 31, 2010, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2011, or December 31, 2010, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of the 2010 Form 10-K:

	As of March 31, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$51,310	$1,806	$53,176
U.S. Government bonds	157	3	2	162
Foreign government bonds	-	416	100	516
MBS:
CMOs	-	5,526	22	5,548
MPTS	-	2,969	93	3,062
CMBS	-	1,868	64	1,932
ABS CDOs	-	-	136	136
State and municipal bonds	-	3,280	-	3,280
Hybrid and redeemable preferred securities	21	1,274	124	1,419
VIEs' fixed maturity securities	-	587	-	587
Equity AFS securities:
Banking securities	-	2	-	2
Insurance securities	3	-	28	31
Other financial services securities	-	9	22	31
Other securities	35	-	46	81
Trading securities	2	2,525	71	2,598
Derivative investments	-	(493)	1,439	946
Cash and invested cash	-	2,216	-	2,216
Separate account assets	-	88,236	-	88,236
Total assets	$278	$159,728	$3,953	$163,959

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(528)	$(528)
GLB reserves embedded derivatives	-	-	(118)	(118)
Long-term debt - interest rate swap agreements	-	(25)	-	(25)
Reinsurance related embedded derivatives	-	(91)	-	(91)
VIEs' liabilities - derivative instruments	-	-	(203)	(203)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(357)	(357)
Credit default swaps	-	-	(6)	(6)
Total liabilities	$-	$(116)	$(1,212)	$(1,328)

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

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$(1)	$10	$54	$(73)	$1,806
U.S. Government bonds	2	-	-	-	-	2
Foreign government bonds	113	-	7	(3)	(17)	100
MBS:
CMOs	23	(2)	2	(1)	-	22
MPTS	96	-	-	(3)	-	93
CMBS	109	(23)	30	(52)	-	64
ABS CDOs	172	14	(12)	(38)	-	136
Hybrid and redeemable
preferred securities	119	-	1	-	4	124
Equity AFS securities:
Insurance securities	34	1	-	(7)	-	28
Other financial services securities	24	7	(1)	(8)	-	22
Other securities	34	-	4	6	2	46
Trading securities	76	1	(2)	(2)	(2)	71
Derivative investments	1,495	(145)	(18)	107	-	1,439
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(497)	48	-	(79)	-	(528)
GLB reserves embedded derivatives	(408)	290	-	-	-	(118)
VIEs' liabilities - derivative
instruments (5)	(209)	6	-	-	-	(203)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(363)	(8)	-	14	-	(357)
Credit default swaps (7)	(16)	4	-	6	-	(6)
Total, net	$2,620	$192	$21	$(6)	$(86)	$2,741

	For the Three Months Ended March 31, 2010
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(4)	$(6)	$(61)	$282	$2,281
U.S. Government bonds	3	-	-	(1)	-	2
Foreign government bonds	92	-	-	(3)	1	90
MBS:
CMOs	35	(1)	1	(2)	(2)	31
MPTS	101	-	1	72	-	174
CMBS	259	-	13	(18)	(4)	250
ABS:
CDOs	153	-	10	(4)	-	159
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable
preferred securities	156	-	(26)	1	4	135
Equity AFS securities:
Insurance securities	43	-	-	(13)	-	30
Other financial services securities	22	(3)	8	-	-	27
Other securities	23	-	-	11	-	34
Trading securities	91	1	(16)	(3)	2	75
Derivative investments	1,368	(132)	3	42	-	1,281
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(419)	(39)	-	1	-	(457)
GLB reserves embedded derivatives	(676)	181	-	-	-	(495)
VIEs' liabilities - derivative
instruments (5)	-	(4)	-	-	(225)	(229)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(332)	(8)	-	40	-	(300)
Credit default swaps (7)	(65)	10	-	11	-	(44)
Total, net	$3,246	$1	$266	$73	$(542)	$3,044

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

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$101	$(8)	$(1)	$(37)	$(1)	$54
Foreign government bonds	-	(3)	-	-	-	(3)
MBS:
CMOs	-	-	-	(1)	-	(1)
MPTS	-	-	-	(3)	-	(3)
CMBS	1	(44)	-	(9)	-	(52)
ABS CDOs	-	(33)	-	(5)	-	(38)
Equity AFS securities:
Insurance securities	-	(7)	-	-	-	(7)
Other financial services securities	-	(8)	-	-	-	(8)
Other securities	6	-	-	-	-	6
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	167	(2)	(58)	-	-	107
Future contract benefits:
Indexed annuity contracts embedded
derivatives	(17)	-	-	(62)	-	(79)
Other liabilities:
Deferred compensation plans embedded
derivatives	-	-	-	14	-	14
Credit default swaps	-	6	-	-	-	6
Total, net	$258	$(99)	$(59)	$(105)	$(1)	$(6)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2011	2010
Investments: (1)
Derivative investments	$(140)	$(117)
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	(4)	(45)
GLB reserves embedded derivatives	338	221
VIEs' liabilities - derivative instruments (1)	2	(4)
Other liabilities:
Deferred compensation plans embedded derivatives (2)	(8)	(8)
Credit default swaps (3)	6	9
Total, net	$194	$56

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).

(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended March 31, 2011			Ended March 31, 2010
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$32	$(105)	$(73)	$401	$(119)	$282
Foreign government bonds	-	(17)	(17)	1	-	1
MBS:
CMOs	-	-	-	-	(2)	(2)
CMBS	-	-	-	-	(4)	(4)
ABS CLNs	-	-	-	-	(600)	(600)
Hybrid and redeemable preferred
securities	4	-	4	4	-	4
Equity AFS securities:
Other securities	2	-	2	-	-	-
Trading securities	-	(2)	(2)	2	-	2
VIEs' liabilities - derivative instruments	-	-	-	(225)	-	(225)
Total, net	$38	$(124)	$(86)	$183	$(725)	$(542)

For the three months ended March 31, 2011 and 2010, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively.  For the three months ended March 31, 2010, the ABS CLNs transfer out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 are related to new accounting guidance that is discussed in Note 4 of our 2010 Form 10-K.  For the three months ended March 31, 2011 and 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

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

Insurance Solutions

The Insurance Solutions business provides its products through two segments:  Life Insurance and Group Protection.  The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single (including corporate-owned UL and VUL insurance and bank-owned UL and VUL) and survivorship versions of UL and VUL insurance products.  The Group Protection segment offers group life, disability and dental insurance to employers.  These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$732	$630
Defined Contribution	263	240
Total Retirement Solutions	995	870
Insurance Solutions:
Life Insurance	1,147	1,128
Group Protection	478	445
Total Insurance Solutions	1,625	1,573
Other Operations	116	124
Excluded realized gain (loss), pre-tax	(23)	(41)
Amortization of deferred gains from reserve changes
on business sold through reinsurance, pre-tax	1	1
Total revenues	$2,714	$2,527

	For the Three
	Months Ended
	March 31,
	2011	2010
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$147	$119
Defined Contribution	49	36
Total Retirement Solutions	196	155
Insurance Solutions:
Life Insurance	166	137
Group Protection	24	21
Total Insurance Solutions	190	158
Other Operations	(37)	(37)
Excluded realized gain (loss), after-tax	(15)	(27)
Benefit ratio unlocking, after-tax	5	6
Income (loss) from continuing operations, after-tax	339	255
Income (loss) from discontinued operations, after-tax	-	28
Net income (loss)	$339	$283

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2011, compared with December 31, 2010, and the results of operations for the three months ended March 31, 2011, compared with the corresponding period in 2010 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2011.

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

•
Adverse capital and credit market conditions could cause us to realize impairments on investments and certain intangible assets, including goodwill and a valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

•
Because of our holding company structure, the inability of our subsidiaries to pay dividends to the holding company in sufficient amounts could harm the holding company’s ability to meet its obligations;

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital (“RBC”) requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 43 (also known as Commissioners Annuity Reserve Valuation Method for Variable Annuities or VACARVM); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

•
Uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy and the financial services sector in particular;

•
The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings, such as:  adverse actions related to present or past business practices common in businesses in which we compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and extra-contractual and class action cases; new decisions that result in changes in law; and unexpected trial court rulings;

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
•
A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products, in establishing related insurance reserves and in the amortization of DAC, VOBA, DSI and DFEL, which may reduce future earnings;

•
Changes in GAAP, including moving to International Financial Reporting Standards, as well as the methodologies, estimations and assumptions thereunder, that may result in unanticipated changes to our net income;

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

•
Significant credit, accounting, fraud, corporate governance or other issues that may adversely affect the value of certain investments in our portfolios as well as counterparties to which we are exposed to credit risk requiring that we realize losses on investments;

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

The risks included here are not exhaustive.  Our annual report on Form 10-K, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could affect our business and financial performance.  Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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
Group Protection

These operating businesses and their segments are described in “Part I – Item 1. Business” of our 2010 Form 10-K.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Although economic conditions have improved, the following concerns are still weighing on the U.S. economy:

•
Uncertainty with regard to the timing and ability for U.S. policymakers to agree on and implement a deficit reduction strategy given growth of U.S. deficits as a percentage of gross domestic product could potentially impede further economic recovery;

•
Revision of Standard and Poor’s (“S&P’s”) outlook on the long-term rating of the U.S. sovereign debt to negative from stable in April 2011, and a correlating change in outlook on Fannie Mae, Freddie Mac, the Federal Home Loan Bank system and the Farm Credit system, as a result of the above-mentioned fiscal challenges;

•	Persistent high unemployment;
•	Slow U.S. housing market, as new home sales in February 2011 fell to the lowest seasonally adjusted annual rate since records have been kept;
•	Uncertainty about the outcome of the nuclear disaster in Japan; and
•	Ongoing conflicts in the Middle East.

In the face of these economic challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution in new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

Significant Operational Matters

Earnings from Account Values

Our asset-gathering segments – Retirement Solutions – Annuities and Retirement Solutions – Defined Contribution – are the most sensitive to the equity markets, as well as, to a lesser extent, our Insurance Solutions – Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  From December 31, 2010, to March 31, 2011, our account values were up $5.0 billion driven primarily by an increase in equity markets during the first quarter of 2011 and positive net flows.

Improvement of Return on Equity

One of our highest priorities continues to be increasing our return on equity (“ROE”).  Growth in ROE will be driven by a number of items including:

•	Earnings mix shift to businesses with higher returns;
•	Continued sales of products that have higher returns than the products already in force; and
•	Capital management actions consisting of redeployment of excess capital (including returning capital to common stockholders) and further generation of excess capital.

Strategic Investments

We continue to make strategic investments in our businesses to grow revenues, further spur productivity and improve our efficiency and service to our customers. These efforts include investments in technology and system upgrades, new products for the voluntary market and expanded distribution focus.

Industry Trends

We continue to be influenced by a variety of trends that affect the industry.  For information on these trends, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Industry Trends” in our 2010 Form 10-K.

Issues and Outlook

For the remainder of 2011, significant issues include:

•	Increased actions by government and regulatory authorities to introduce regulations that could have a significant effect on our earnings and/or business models;
•	Continuation of the low interest rate environment in comparison to historical periods;
•	Implementation of new accounting requirements in 2012 that could have a significant effect on the earnings and/or business models of companies within the insurance industry, including Lincoln; and
•	Loss ratios remaining at the high end or above our long-term expectations in our Insurance Solutions – Group Protection segment.

In the face of these issues and potential issues, we expect to focus on the following for the remainder of 2011:

•	Closely monitoring our capital and liquidity positions taking into account the uncertain economic recovery and changing statutory accounting and reserving practices.
•
Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively in accordance with our pricing guidelines;

•	Taking actions to manage the risk of a continuation of lower interest rates;
•	Closely monitoring ongoing changes in the legal and regulatory environment;
•	Controlling our non-medical loss ratios through continued focus on claims risk management;
•
Increasing our product development activities together with identifying future product development initiatives, with a focus on further reducing risk related to guaranteed benefit riders available with certain variable annuity contracts;

•	Evaluating opportunities for strategic investments in our businesses to grow revenues and further spur productivity; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language.”

Critical Accounting Policies and Estimates

The MD&A included in our 2010 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2010 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2010 Form 10-K.

DAC, VOBA, DSI and DFEL

Unlocking

As discussed and defined in our 2010 Form 10-K, we may record retrospective unlocking, prospective unlocking – assumption changes and prospective unlocking – model refinements on a quarterly basis that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to estimated gross profits (“EGPs”) each period, while prospective unlocking is driven by changes in assumptions or projection models related to our expectations of future EGPs.

Reversion to the Mean

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process, as discussed in our 2010 Form 10-K.

Our long-term separate account growth assumption rate is 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts.  If we were to have unlocked our RTM assumption in the corridor as of March 31, 2011, we would have recorded a favorable prospective unlocking of approximately $400 million, pre-tax, for our Retirement Solutions business, and approximately $35 million, pre-tax, for our Insurance Solutions business, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.

Investments

Investment Valuation

The following summarizes our investments carried at fair value by pricing source and the Fair Value Measurements and Disclosures Topic of the FASB ASC hierarchy level (in millions):

	As of March 31, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$278	$60,645	$-	$60,923
Priced by independent broker quotations	-	-	2,456	2,456
Priced by matrices	-	8,631	-	8,631
Priced by other methods (1)	-	-	1,497	1,497
Total	$278	$69,276	$3,953	$73,507

Percent of total	1%	94%	5%	100%
(1)	Represents primarily securities for which pricing models were used to compute the fair values.

For more information about the three-level hierarchy that we use to categorize our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2010 Form 10-K and Note 13.

As of March 31, 2011, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.  As of March 31, 2011, we only obtained multiple prices for 40 available-for-sale (“AFS”)  and trading securities.  These multiple prices were related primarily to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.  As of March 31, 2011, we used broker quotes for 111 securities as our final price source, representing approximately 2% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K.

Guaranteed Living Benefits

As of March 31, 2011, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $755 million.  As of March 31, 2011, the sum of all GLB liabilities at fair value, excluding the non-performance risk (“NPR”) adjustment, and GDB reserves was $173 million, comprised of $135 million for GLB liabilities and $38 million for the GDB reserves.  The fair value of the hedge assets exceeded the estimated liabilities by $582 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 45% of our variable annuity account values contained a guaranteed withdrawal benefit (“GWB”) rider as of March 31, 2011.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  The increase in the equity markets over the recent months has decreased our existing liability.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of March 31, 2011, and March 31, 2010, 29% and 47% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of March 31, 2011, and March 31, 2010, was $796 million and $1.7 billion, respectively.  Our exposure before reinsurance for these same periods was $911 million and $2.0 billion, respectively.

For information on our GLB and GDB hedging results, see our discussion in “Realized Gain (Loss)” below.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3 in this report and “Part I – Item 1. Business – Acquisitions and Dispositions,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3 in our 2010 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Revenues
Insurance premiums	$568	$532	7%
Insurance fees	818	788	4%
Net investment income	1,191	1,106	8%
Realized gain (loss):
Total OTTI losses on securities	(45)	(77)	42%
Portion of loss recognized in OCI	6	24	-75%
Net OTTI losses on securities
recognized in earnings	(39)	(53)	26%
Realized gain (loss), excluding OTTI
losses on securities	37	27	37%
Total realized gain (loss)	(2)	(26)	92%
Amortization of deferred gain on business
sold through reinsurance	19	19	0%
Other revenues and fees	120	108	11%
Total revenues	2,714	2,527	7%
Benefits and Expenses
Interest credited	614	618	-1%
Benefits	835	779	7%
Underwriting, acquisition, insurance and
other expenses	725	714	2%
Interest and debt expense	72	68	6%
Total benefits and expenses	2,246	2,179	3%
Income (loss) from continuing
operations before taxes	468	348	34%
Federal income tax expense (benefit)	129	93	39%
Income (loss) from continuing
operations	339	255	33%
Income (loss) from discontinued
operations, net of federal
income taxes	-	28	-100%
Net income (loss)	$339	$283	20%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$732	$630	16%
Defined Contribution	263	240	10%
Total Retirement Solutions	995	870	14%
Insurance Solutions:
Life Insurance	1,147	1,128	2%
Group Protection	478	445	7%
Total Insurance Solutions	1,625	1,573	3%
Other Operations	116	124	-6%
Excluded realized gain (loss), pre-tax	(23)	(41)	44%
Amortization of deferred gain arising
from reserve changes on business sold
through reinsurance, pre-tax	1	1	0%
Total revenues	$2,714	$2,527	7%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$147	$119	24%
Defined Contribution	49	36	36%
Total Retirement Solutions	196	155	26%
Insurance Solutions:
Life Insurance	166	137	21%
Group Protection	24	21	14%
Total Insurance Solutions	190	158	20%
Other Operations	(37)	(37)	0%
Excluded realized gain (loss), after-tax	(15)	(27)	44%
Benefit ratio unlocking, after-tax	5	6	-17%
Income (loss) from continuing
operations, after-tax	339	255	33%
Income (loss) from discontinued
operations, after-tax	-	28	-100%
Net income (loss)	$339	$283	20%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Deposits
Retirement Solutions:
Annuities	$2,639	$2,276	16%
Defined Contribution	1,341	1,307	3%
Insurance Solutions - Life Insurance	1,270	1,077	18%
Total deposits	$5,250	$4,660	13%

Net Flows
Retirement Solutions:
Annuities	$483	$575	-16%
Defined Contribution	134	109	23%
Insurance Solutions - Life Insurance	821	602	36%
Total net flows	$1,438	$1,286	12%

	As of March 31,
	2011	2010	Change
Account Values
Retirement Solutions:
Annuities	$87,785	$76,846	14%
Defined Contribution	40,308	36,699	10%
Insurance Solutions - Life Insurance	34,149	32,074	6%
Total account values	$162,242	$145,619	11%

Comparison of the Three Months Ended March 31, 2011 to 2010

Net income increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable;
▪
Higher prepayment and bond makewhole premiums and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” and “Consolidated Investments – Alternative Investments” below for more information);

▪
Higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable, partially offset by the decline in new money rates and interest rates in general; and

▪	Reductions in crediting rates after the first quarter of 2010;
•	Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of higher average account values driven by increases in the equity markets;
•
A lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the first quarter of 2011, and a $13 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first quarter of 2011, compared to a $26 million favorable retrospective unlocking during the first quarter of 2010:

▪
The lower amortization rate during the first quarter of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees and an overall shift in business mix towards products with lower deferrable expense rates;

▪
The favorable retrospective unlocking during the first quarter of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed, partially offset by lower premiums received than our model projections assumed; and

▪	The favorable retrospective unlocking during the first quarter of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed; and

•	A decrease in realized losses attributable primarily to lower other-than-temporary impairment (“OTTI”) due to overall improvement in the credit markets.

The increase in net income was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account values driving higher trail commissions;
▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to targets;
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first quarter of 2011; and
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

•
Income from discontinued operations of $28 million during the first quarter of 2010 related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations);

•	Higher benefits, excluding unlocking, driven primarily by:
▪	Continued growth in our businesses; partially offset by
▪
Favorable mortality experience on single-premium immediate annuities and a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets; and

▪	Lower death claims as a percentage of business in force; and
•
A $14 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first quarter of 2011 compared to a $21 million favorable prospective unlocking during the first quarter of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during the first quarter of 2011 was recorded in the Insurance Solutions – Life Insurance segment and was due to a $17 million favorable unlocking from model refinements, net of a $3 million unfavorable unlocking from assumption changes; and

▪	The favorable prospective unlocking during the first quarter of 2010 was due to assumption changes in the Retirement Solutions – Annuities segment.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Gain (Loss)” below.  In addition, for a discussion of the earnings effect of the equity markets, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Retirement Solutions – Annuities

Income (Loss) from Operations

Details underlying the results for Retirement Solutions – Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Operating Revenues
Insurance premiums (1)	$23	$10	130%
Insurance fees	310	260	19%
Net investment income	288	271	6%
Operating realized gain (loss)	22	15	47%
Other revenues and fees (2)	89	74	20%
Total operating revenues	732	630	16%
Operating Expenses
Interest credited	174	176	-1%
Benefits	35	44	-20%
Underwriting, acquisition, insurance
and other expenses	334	260	28%
Total operating expenses	543	480	13%
Income (loss) from operations before
taxes	189	150	26%
Federal income tax expense (benefit)	42	31	35%
Income (loss) from operations	$147	$119	24%

(1)	Includes primarily our single premium immediate annuities, which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $27 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders and a lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the first quarter of 2011, compared to a $24 million favorable retrospective unlocking during the first quarter of 2010:

▪
The favorable retrospective unlocking during the first quarter of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed;

▪	The lower amortization rate during the first quarter of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees; and
▪	The favorable retrospective unlocking during the first quarter of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows, partially offset by transfers from fixed to variable since the first quarter of 2010; and

▪
Higher prepayment and bond makewhole premiums and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” and “Consolidated Investments – Alternative Investments” below for more information); partially offset by

▪	The decline in new money rates and interest rates in general; and

•
Lower benefits due to favorable mortality experience on single-premium immediate annuities and a decrease in the change in GDB reserves due to a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets.

The increase in income from operations was partially offset by the following:

•
A $21 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first quarter of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees; and

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first quarter of 2011.

Additional Information

During 2010, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, which we deemed to be the most significant, as discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2010 Form 10-K.  We have other blocks of business that we intend to convert in 2011.  Although we expect some differences to emerge as a result of the planned conversion of the other blocks of business, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

We made strategic investments during 2010 and the first quarter of 2011 that resulted in higher expenses, and we expect this trend will continue for the remainder of 2011.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the first quarter of 2011 compared to 7% for the corresponding period in 2010.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2010 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Insurance Fees
Mortality, expense and other assessments	$310	$262	18%
Surrender charges	11	11	0%
DFEL:
Deferrals	(17)	(17)	0%
Amortization, net of interest:
Retrospective unlocking	-	(1)	100%
Amortization, net of interest,
excluding unlocking	6	5	20%
Total insurance fees	$310	$260	19%

	As of March 31,
	2011	2010	Change
Account Values
Variable portion of variable annuities	$67,787	$57,815	17%
Fixed portion of variable annuities	3,304	3,896	-15%
Total variable annuities	71,091	61,711	15%
Fixed annuities, including indexed	17,643	16,146	9%
Fixed annuities ceded to reinsurers	(949)	(1,011)	6%
Total fixed annuities	16,694	15,135	10%
Total account values	$87,785	$76,846	14%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Averages
Daily variable account values, excluding
the fixed portion of variable	$66,459	$55,809	19%

Daily S&P 500 Index® (“S&P 500”)	1,302.22	1,121.45	16%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Flows on Account Values
Variable portion of variable annuity
deposits	$1,523	$1,138	34%
Variable portion of variable annuity
withdrawals	(1,643)	(1,215)	-35%
Variable portion of variable annuity
net flows	(120)	(77)	-56%
Fixed portion of variable annuity deposits	661	727	-9%
Fixed portion of variable annuity
withdrawals	(89)	(98)	9%
Fixed portion of variable annuity net
flows	572	629	-9%
Total variable annuity deposits	2,184	1,865	17%
Total variable annuity withdrawals	(1,732)	(1,313)	-32%
Total variable annuity net flows	452	552	-18%
Fixed indexed annuity deposits	377	324	16%
Fixed indexed annuity withdrawals	(158)	(124)	-27%
Fixed indexed annuity net flows	219	200	10%
Other fixed annuity deposits	78	87	-10%
Other fixed annuity withdrawals	(266)	(264)	-1%
Other fixed annuity net flows	(188)	(177)	-6%
Total annuity deposits	2,639	2,276	16%
Total annuity withdrawals	(2,156)	(1,701)	-27%
Total annuity net flows	$483	$575	-16%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Other Changes to Account Values
Change in market value on variable,
excluding the fixed portion of variable	$2,217	$1,752	27%
Transfers to the variable portion of
variable annuity products from the fixed
portion of variable annuity products	832	772	8%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$248	$248	0%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	12	1	NM
Surplus investments (2)	28	22	27%
Total net investment income	$288	$271	6%

Interest Credited
Amount provided to contract holders	$171	$182	-6%
DSI deferrals	(10)	(19)	47%
Interest credited before DSI
amortization	161	163	-1%
DSI amortization:
Retrospective unlocking	(3)	(2)	-50%
Amortization, excluding unlocking	16	15	7%
Total interest credited	$174	$176	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2011	2010	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.28%	5.63%	(35)
Commercial mortgage loan prepayment
and bond make whole premiums	0.26%	0.02%	24
Net investment income yield on reserves	5.54%	5.65%	(11)
Interest rate credited to contract holders	3.31%	3.52%	(21)
Interest rate spread	2.23%	2.13%	10

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Other Information
Average invested assets on reserves	$18,790	$17,658	6%
Average fixed account values, including
the fixed portion of variable	20,479	19,485	5%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	(832)	(772)	-8%
Net flows for fixed annuities, including
the fixed portion of variable	603	652	-8%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$112	$97	15%
Non-deferrable	65	53	23%
General and administrative expenses	87	78	12%
Taxes, licenses and fees	8	8	0%
Total expenses incurred, excluding
broker-dealer	272	236	15%
DAC deferrals	(150)	(132)	-14%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	122	104	17%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	-	(32)	100%
Retrospective unlocking	(29)	(28)	-4%
Amortization, net of interest,
excluding unlocking	149	141	6%
Broker-dealer expenses incurred	92	75	23%
Total underwriting, acquisition,
insurance and other expenses	$334	$260	28%

DAC Deferrals
As a percentage of sales/deposits	5.7%	5.8%

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

Retirement Solutions – Defined Contribution

Income (Loss) from Operations

Details underlying the results for Retirement Solutions – Defined Contribution (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Operating Revenues
Insurance fees	$55	$50	10%
Net investment income	205	186	10%
Other revenues and fees (1)	3	4	-25%
Total operating revenues	263	240	10%
Operating Expenses
Interest credited	108	110	-2%
Benefits	-	2	-100%
Underwriting, acquisition, insurance and
other expenses	85	78	9%
Total operating expenses	193	190	2%
Income (loss) from operations before
taxes	70	50	40%
Federal income tax expense (benefit)	21	14	50%
Income (loss) from operations	$49	$36	36%

(1)	Consists primarily of mutual fund account program fees for mid-to-large employers.

Comparison of the Three Months Ended March 31, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪
Higher prepayment and bond makewhole premiums and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” and “Consolidated Investments – Alternative Investments” below for more information);

▪	Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed since the first quarter of 2010; and
▪	Reductions in crediting rates after the first quarter of 2010;
•
A $2 million favorable retrospective unlocking of DAC, VOBA and DSI and a lower DAC, VOBA and DSI amortization rate, net of interest and excluding unlocking, during the first quarter of 2011, compared to a $1 million unfavorable retrospective unlocking during the first quarter of 2010:

▪
The favorable retrospective unlocking during the first quarter of 2011 was due primarily to higher equity markets and prepayment and bond makewhole premiums than our model projections assumed, partially offset by higher lapses than our model projections assumed;

▪
The lower amortization rate during the first quarter of 2011 was due primarily to an overall shift in business mix towards products with lower deferrable expense rates for this segment and no VOBA amortization during the first quarter of 2011 as our VOBA balance became fully amortized during the fourth quarter of 2010; and

▪	The unfavorable retrospective unlocking during the first quarter of 2010 was due primarily to higher lapses than our model projections assumed; and
•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses, excluding unlocking, due primarily to the following:

•	Investments in strategic initiatives related to updating information technology and expanding distribution during the first quarter of 2011, as discussed in “Additional Information” below; and
•	Higher account values driving higher trail commissions.

Additional Information

We made strategic investments during 2010 and the first quarter of 2011 that resulted in higher expenses, and we expect this trend will continue for the remainder of 2011.

Net flows in this business fluctuate based on the timing of larger plans rolling onto our platform and rolling off over the course of the year, and we expect this trend will continue for the remainder of 2011.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 12% for the first quarter of 2011 compared to 13% for the corresponding period in 2010.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 41% and 44% as of March 31, 2011 and 2010, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and  “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2010 Form 10-K.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Insurance Fees
Annuity expense assessments	$46	$43	7%
Mutual fund fees	8	6	33%
Total expense assessments	54	49	10%
Surrender charges	1	1	0%
Total insurance fees	$55	$50	10%

	For the Three
	Months Ended
	March 31,
Averages	2011	2010	Change
Daily variable annuity account values,
excluding the fixed portion of variable	$14,178	$12,909	10%

Daily S&P 500	1,302.22	1,121.45	16%

	As of March 31,
	2011	2010	Change
Account Values
Variable portion of variable annuities	$14,400	$13,250	9%
Fixed portion of variable annuities	6,149	6,096	1%
Total variable annuities	20,549	19,346	6%
Fixed annuities	6,807	6,324	8%
Total annuities	27,356	25,670	7%
Mutual funds (1)	12,952	11,029	17%
Total annuities and mutual funds	$40,308	$36,699	10%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$6,396	$5,863	9%
Gross deposits	326	342	-5%
Withdrawals and deaths	(384)	(422)	9%
Net flows	(58)	(80)	28%
Transfers between fixed and variable
accounts	(6)	(1)	NM
Investment increase and change in market
value	262	184	42%
Balance as of end-of-period	$6,594	$5,966	11%

Total Mid – Large Segment:
Balance as of beginning-of-period	$16,207	$13,653	19%
Gross deposits	831	769	8%
Withdrawals and deaths	(398)	(350)	-14%
Net flows	433	419	3%
Transfers between fixed and variable
accounts	(21)	6	NM
Other (1)	-	186	-100%
Investment increase and change in market
value	605	503	20%
Balance as of end-of-period	$17,224	$14,767	17%

Total Multi-Fund® and Other Variable
Annuities:
Balance as of beginning-of-period	$16,221	$15,786	3%
Gross deposits	184	196	-6%
Withdrawals and deaths	(425)	(426)	0%
Net flows	(241)	(230)	-5%
Investment increase and change in market
value	510	410	24%
Balance as of end-of-period	$16,490	$15,966	3%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$38,824	$35,302	10%
Gross deposits	1,341	1,307	3%
Withdrawals and deaths	(1,207)	(1,198)	-1%
Net flows	134	109	23%
Transfers between fixed and variable
accounts	(27)	5	NM
Other (1)	-	186	-100%
Investment increase and change in market
value	1,377	1,097	26%
Balance as of end-of-period	$40,308	$36,699	10%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Flows on Account Values
Variable portion of variable annuity
deposits	$415	$441	-6%
Variable portion of variable annuity
withdrawals	(587)	(637)	8%
Variable portion of variable annuity
net flows	(172)	(196)	12%
Fixed portion of variable annuity deposits	77	80	-4%
Fixed portion of variable annuity
withdrawals	(176)	(167)	-5%
Fixed portion of variable annuity
net flows	(99)	(87)	-14%
Total variable annuity deposits	492	521	-6%
Total variable annuity withdrawals	(763)	(804)	5%
Total variable annuity net flows	(271)	(283)	4%
Fixed annuity deposits	269	236	14%
Fixed annuity withdrawals	(160)	(174)	8%
Fixed annuity net flows	109	62	76%
Total annuity deposits	761	757	1%
Total annuity withdrawals	(923)	(978)	6%
Total annuity net flows	(162)	(221)	27%
Mutual fund deposits	580	550	5%
Mutual fund withdrawals	(284)	(220)	-29%
Mutual fund net flows	296	330	-10%
Total annuity and mutual fund
deposits	1,341	1,307	3%
Total annuity and mutual fund
withdrawals	(1,207)	(1,198)	-1%
Total annuity and mutual
fund net flows	$134	$109	23%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Other Changes to Account Values
Change in market value on variable,
excluding the fixed portion of variable	$695	$515	35%
Transfers to the variable portion of
variable annuity products from the fixed
portion of variable annuity products	(50)	(22)	NM

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$177	$173	2%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	11	-	NM
Alternative investments (2)	1	1	0%
Surplus investments (3)	16	12	33%
Total net investment income	$205	$186	10%

Interest Credited	$108	$110	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2011	2010	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.61%	5.71%	(10)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.35%	0.01%	34
Alternative investments	0.03%	0.02%	1
Net investment income yield on reserves	5.99%	5.74%	25
Interest rate credited to contract holders	3.36%	3.58%	(22)
Interest rate spread	2.63%	2.16%	47

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Other Information
Average invested assets on reserves	$12,647	$12,131	4%
Average fixed account values, including
the fixed portion of variable	12,872	12,330	4%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	50	22	127%
Net flows for fixed annuities, including
the fixed portion of variable	10	(25)	140%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$6	$7	-14%
Non-deferrable	11	9	22%
General and administrative expenses	63	53	19%
Taxes, licenses and fees	5	4	25%
Total expenses incurred	85	73	16%
DAC deferrals	(16)	(16)	0%
Total expenses recognized before
amortization	69	57	21%
DAC and VOBA amortization, net of
interest:
Retrospective unlocking	(3)	1	NM
Amortization, net of interest,
excluding unlocking	19	20	-5%
Total underwriting, acquisition,
insurance and other expenses	$85	$78	9%

DAC Deferrals
As a percentage of annuity sales/deposits	2.1%	2.1%

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

RESULTS OF INSURANCE SOLUTIONS

The Insurance Solutions business provides its products through two segments:  Life Insurance and Group Protection.  The Insurance Solutions – Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single (including corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”)) and survivorship versions of UL and VUL insurance products.  The Insurance Solutions – Group Protection segment offers group life, disability and dental insurance to employers.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Insurance Solutions – Life Insurance

Income (Loss) from Operations

Details underlying the results for Insurance Solutions – Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Operating Revenues
Insurance premiums	$108	$112	-4%
Insurance fees	452	477	-5%
Net investment income	579	530	9%
Other revenues and fees	8	9	-11%
Total operating revenues	1,147	1,128	2%
Operating Expenses
Interest credited	302	297	2%
Benefits	448	399	12%
Underwriting, acquisition, insurance and
other expenses	150	230	-35%
Total operating expenses	900	926	-3%
Income (loss) from operations before
taxes	247	202	22%
Federal income tax expense (benefit)	81	65	25%
Income (loss) from operations	$166	$137	21%

Comparison of the Three Months Ended March 31, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited attributable primarily to:
▪	Growth in business in force;
▪	More favorable investment income on alternative investments, including those within our surplus portfolio (see “Consolidated Investments – Alternative Investments”); and
▪	Reductions in crediting rates after the first quarter of 2010, discussed in “Additional Information” below;
•	An increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force, partially offset by lower surrender charges due to lower surrender rates;
•
A $14 million favorable prospective unlocking of DAC, VOBA and DFEL and secondary guarantee life insurance product reserves during the first quarter of 2011 due to a $17 million favorable unlocking from model refinements, net of a $3 million unfavorable unlocking from assumption changes related to secondary guarantee life insurance product reserves; and

•	Relatively flat benefits, excluding unlocking, attributable primarily to lower death claims as a percentage of business in force.

The increase in income from operations was partially offset by the following:

•	A $12 million unfavorable retrospective unlocking of DAC, VOBA and DFEL during the first quarter of 2011, compared to a $4 million unfavorable retrospective unlocking during the first quarter of 2010:
▪	The unfavorable retrospective unlocking during the first quarter of 2011 was due primarily to lower premiums received than our model projections assumed; and
▪
The unfavorable retrospective unlocking during the first quarter of 2010 was due primarily to lower premiums received and investment income on alternative investments and prepayment and bond makewhole premiums and higher death claims than our model projections assumed, partially offset by lower lapses and expenses than our model projections assumed; and

•	An increase in underwriting, acquisition, insurance and other underwriting expenses, excluding unlocking, attributable primarily to:
▪
An increase in expenses associated with reserve financing supporting our secondary guarantee UL and term business due primarily to higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our continued efforts to reduce the strain of these statutory reserves (see “Strategies to Address Statutory Reserve Strain” below for more information); and

▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to targets.

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

Included in the letters of credit (“LOCs”) issued as of March 31, 2011, and reported in the credit facilities table below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.2 billion of LOCs issued to support inter-company reinsurance arrangements, of which approximately $400 million was issued for UL business with secondary guarantees and approximately $800 million was issued for term business.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2010 Form 10-K for further information on XXX reserves.  Our expenses associated with reserve financing are separately reflected in the underwriting, acquisition, insurance and other expenses table below.  We expect these expenses will approximately double in 2011 as compared to the level we experienced in 2010 as a result of higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our expectation to execute additional reserve financing arrangements.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform for a significant portion of this segment’s blocks of business as discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2010 Form 10-K.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

We made strategic investments during 2010 and the first quarter of 2011 that resulted in higher expenses, and we expect this trend will continue for the remainder of 2011.

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  On January 1, 2011, we implemented a 65 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced overall crediting rates by approximately 7 basis points.  During the fourth quarter of 2010, we locked in Treasury rates by executing reverse treasury locks on $1.0 billion of assets backing our secondary guarantee business at rates in excess of those required by product pricing.  These locks will mature over 2012 to 2016.  During the third quarter of 2010, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  This assumption revision had the effect of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, which results in higher DAC, VOBA and DFEL amortization and lower earnings for this segment.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein and “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2010 Form 10-K.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Insurance Fees
Mortality assessments	$325	$318	2%
Expense assessments	230	199	16%
Surrender charges	23	31	-26%
DFEL:
Deferrals	(126)	(118)	-7%
Amortization, net of interest:
Prospective unlocking - assumption
changes	(2)	-	NM
Prospective unlocking - model
refinements	(18)	-	NM
Retrospective unlocking	(11)	8	NM
Amortization, net of interest,
excluding unlocking	31	39	-21%
Total insurance fees	$452	$477	-5%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Sales by Product
UL:
Excluding MoneyGuard®	$85	$90	-6%
MoneyGuard®	34	18	89%
Total UL	119	108	10%
VUL	10	8	25%
COLI and BOLI	17	7	143%
Term	13	20	-35%
Total sales	$159	$143	11%

Net Flows
Deposits	$1,270	$1,077	18%
Withdrawals and deaths	(449)	(475)	5%
Net flows	$821	$602	36%

Contract holder assessments	$806	$763	6%
	As of March 31,
	2011	2010	Change
Account Values
UL	$26,585	$25,194	6%
VUL	5,294	4,629	14%
Interest-sensitive whole life	2,270	2,251	1%
Total account values	$34,149	$32,074	6%

In-Force Face Amount
UL and other	$299,920	$292,204	3%
Term insurance	266,764	254,115	5%
Total in-force face amount	$566,684	$546,319	4%

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

UL and VUL products with secondary guarantees represented approximately 39% of interest-sensitive life insurance in force as of March 31, 2011, and approximately 50% of sales for the first three months of 2011.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$517	$489	6%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	4	4	0%
Alternative investments (2)	25	13	92%
Surplus investments (3)	33	24	38%
Total net investment income	$579	$530	9%

Interest Credited	$302	$297	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2011	2010	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.91%	5.82%	9
Commercial mortgage loan prepayment
and bond makewhole premiums	0.04%	0.05%	(1)
Alternative investments	0.32%	0.18%	14
Net investment income yield on
reserves	6.27%	6.05%	22
Interest rate credited to contract holders	4.08%	4.18%	(10)
Interest rate spread	2.19%	1.87%	32

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.89%	6.23%	(34)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.10%	0.00%	10
Alternative investments	0.02%	0.02%	-
Net investment income yield on
reserves	6.01%	6.25%	(24)

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$30,793	$28,772	7%
Account values - universal and whole life	29,440	28,050	5%

Attributable to traditional products:
Invested assets on reserves	4,273	4,507	-5%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Benefits
Death claims direct and assumed	$699	$666	5%
Death claims ceded	(318)	(297)	-7%
Reserves released on death	(132)	(117)	-13%
Net death benefits	249	252	-1%
Change in secondary guarantee life
insurance product reserves:
Prospective unlocking - assumption
changes	10	-	NM
Prospective unlocking - model
refinements	33	-	NM
Change in reserves, excluding
unlocking	109	77	42%
Other benefits (1)	47	70	-33%
Total benefits	$448	$399	12%

Death claims per $1,000 of in-force	1.76	1.85	-5%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$173	$167	4%
General and administrative expenses	112	103	9%
Expenses associated with reserve
financing	14	4	250%
Taxes, licenses and fees	36	32	13%
Total expenses incurred	335	306	9%
DAC and VOBA deferrals	(234)	(223)	-5%
Total expenses recognized before
amortization	101	83	22%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	(8)	-	NM
Prospective unlocking - model
refinements	(78)	-	NM
Retrospective unlocking	8	15	-47%
Amortization, net of interest,
excluding unlocking	126	131	-4%
Other intangible amortization	1	1	0%
Total underwriting, acquisition,
insurance and other expenses	$150	$230	-35%

DAC and VOBA Deferrals
As a percentage of sales	147.2%	155.9%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the three months ended March 31, 2011 and 2010, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales attributable primarily to changes in sales mix to products with lower commission rates.

Insurance Solutions – Group Protection

Income (Loss) from Operations

Details underlying the results for Insurance Solutions – Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Operating Revenues
Insurance premiums	$437	$410	7%
Net investment income	39	34	15%
Other revenues and fees	2	1	100%
Total operating revenues	478	445	7%
Operating Expenses
Benefits	328	311	5%
Underwriting, acquisition, insurance and
other expenses	113	101	12%
Total operating expenses	441	412	7%
Income (loss) from operations before
taxes	37	33	12%
Federal income tax expense (benefit)	13	12	8%
Income (loss) from operations	$24	$21	14%

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Income (Loss) from Operations by
Product Line
Life	$8	$3	167%
Disability	17	19	-11%
Dental	(2)	(2)	0%
Total non-medical	23	20	15%
Medical	1	1	0%
Income (loss) from operations	$24	$21	14%

Comparison of the Three Months Ended March 31, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•
Improvement in total non-medical loss ratio experience from 74.8% in the first quarter of 2010 to 74.1% in the first quarter of 2011 due primarily to improved claim incidence experience and an improved rate at which claims are closed, or “claim recovery,” on our long-term disability business;

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products and strong case persistency; and
•
Higher net investment income driven by an increase in business and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information).

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses due primarily to higher costs of investments in strategic initiatives associated with enhancements to sales processes and improvements to technology platforms during the first quarter of 2011.

Additional Information

During the first quarter of 2011, our non-medical loss ratio was 74.1%, slightly below what we experienced during the corresponding period of 2010 and slightly above our long-term expectation of 71% to 74%.  Our disability loss ratio improved during the first quarter of 2011 from what we experienced throughout 2010 due primarily to improved claim incidence and recovery experience on long-term disability products.

Even though we experienced some improvement in our long-term disability loss ratios during the first quarter of 2011 as compared to unfavorable experience throughout 2010, loss ratios in general are likely to remain at the high end of our long-term expectation in 2011.  However, we expect loss ratios to recover over time.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.  Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We are taking actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines upon renewal to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim recovery efforts.  We are also employing new tools to identify and support claimants who will return to work.

We made strategic investments during 2010 and the first quarter of 2011 that resulted in higher expenses, and we expect this trend will continue for the remainder of 2011.

We are evaluating the potential effects that health care reform may have on the value and profitability of this segment’s products and income from operations, including, but not limited to, potential changes to traditional sources of income for our brokers who may seek additional portfolio options and/or modification to compensation structures.

For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Our sales have declined during the first quarter of 2011 as compared to the first quarter of 2010 due to conditions in the marketplace.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Insurance Premiums by Product Line
Life	$171	$157	9%
Disability	186	178	4%
Dental	46	40	15%
Total non-medical	403	375	7%
Medical	34	35	-3%
Total insurance premiums	$437	$410	7%

Sales	$45	$63	-29%

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

Benefits

Details underlying benefits (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Benefits by Product Line
Life	$129	$129	0%
Disability	131	117	12%
Dental	39	34	15%
Total non-medical	299	280	7%
Medical	29	31	-6%
Total benefits	$328	$311	5%

Loss Ratios by Product Line
Life	75.9%	82.4%
Disability	70.1%	65.5%
Dental	83.7%	86.1%
Total non-medical	74.1%	74.8%
Medical	86.1%	87.8%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$50	$47	6%
General and administrative expenses	51	47	9%
Taxes, licenses and fees	11	11	0%
Total expenses incurred	112	105	7%
DAC deferrals	(11)	(15)	27%
Total expenses recognized before
amortization	101	90	12%
DAC and VOBA amortization, net of
interest	12	11	9%
Total underwriting, acquisition,
insurance and other expenses	$113	$101	12%

DAC Deferrals
As a percentage of insurance premiums	2.5%	3.7%

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

RESULTS OF OTHER OPERATIONS

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re in 2001; the results of certain disability income business; the Institutional Pension business, which is a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and debt costs.  We are actively managing our remaining radio station clusters to maximize performance and future value.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Operating Revenues
Net investment income	$80	$85	-6%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%
Media revenues (net)	16	16	0%
Other revenues and fees	2	5	-60%
Total operating revenues	116	124	-6%
Operating Expenses
Interest credited	29	34	-15%
Benefits	32	34	-6%
Media expenses	17	14	21%
Other expenses	25	29	-14%
Interest and debt expense	72	68	6%
Total operating expenses	175	179	-2%
Income (loss) from operations before
taxes	(59)	(55)	-7%
Federal income tax expense (benefit)	(22)	(18)	-22%
Income (loss) from operations	$(37)	$(37)	0%

Comparison of the Three Months Ended March 31, 2011 to 2010

Loss from operations for this segment remained flat due primarily to unfavorable net investment income, interest credited and interest expense, net, offset by more favorable tax items.

The unfavorable net investment income, interest credited and interest expense, net, was attributable primarily to the following:

•	Higher interest expense attributable to new debt issued since the first quarter of 2010 to redeem our Series B preferred stock; and
•	Lower net investment income, partially offset by lower interest credited, due primarily to the following:
▪
Lower invested assets driven primarily by the redemption of our Series B preferred stock and the repurchase and cancellation of associated common stock warrants, write-downs for OTTI and payments of income taxes, partially offset by distributable earnings received from our insurance segments and proceeds from issuances of common stock and debt; and

▪	The decline in new money rates and interest rates in general.

The more favorable tax items during the first quarter of 2011 that affected the federal income tax benefit related primarily to changes in tax preferred investments.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Net Investment Income and Interest Credited

We utilize an internal formula to determine the amount of capital that is allocated to our business segments.  Investment income on capital in excess of the calculated amounts is reported in Other Operations.  If regulations require increases in our insurance segments’ statutory reserves and surplus, the amount of capital retained by Other Operations would decrease and net investment income would be negatively affected.  In addition, as discussed below in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow – Alternative Sources of Liquidity,” we maintain an inter-segment cash management program where certain subsidiaries can borrow from or lend money to the holding company to meet short-term borrowing needs.  The inter-segment cash management program affects net investment income for Other Operations, as all inter-segment eliminations are reported within Other Operations.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Other Expenses
General and administrative expenses:
Legal	$8	$1	NM
Branding	5	5	0%
Non-brand marketing	1	2	-50%
Other (1)	12	18	-33%
Total general and administrative
expenses	26	26	0%
Merger-related expenses (2)	-	2	-100%
Taxes, licenses and fees	1	1	0%
Inter-segment reimbursement associated
with reserve financing and LOC
expenses (3)	(2)	-	NM
Total other expenses	$25	$29	-14%

(1)
Includes expenses that are corporate in nature including charitable contributions, amortization of media intangible assets with a definite life, other expenses not allocated to our business segments and inter-segment expense eliminations.

(2)
Includes the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger along with costs related to the implementation of our unified product portfolio and other initiatives.  These actions were completed during 2010.  Our cumulative integration expense was approximately $225 million, pre-tax, which excluded amounts capitalized or recorded as goodwill.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
Pre-Tax	2011	2010	Change
Operating realized gain (loss):
Indexed annuity net derivatives results	$1	$-	NM
GLB	21	15	40%
Total operating realized gain (loss)	22	15	47%
Realized gain (loss) related to certain
investments	(17)	(55)	69%
Realized gain (loss) related to certain
derivative investments, including those
associated with our consolidated
variable interest entities (“VIEs”), and trading securities	10	13	-23%
GLB net derivatives results	(9)	12	NM
GDB derivatives results	(10)	(13)	23%
Indexed annuity forward-starting option	3	2	50%
Total excluded realized gain (loss)	(23)	(41)	44%
Total realized gain (loss)	$(1)	$(26)	96%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2011 to 2010

We had lower realized losses during the first quarter of 2011 as compared to the first quarter of 2010 due primarily to the decline in OTTI attributable primarily to overall improvement in the credit markets partially offset by less favorable hedge program performance.

Our GLB net derivatives results during the first quarter of 2011 were unfavorably affected by our over-hedged position due to a decline in implied volatilities.  The unfavorable hedge results were partially offset by the NPR component of the liability being favorable during the first quarter of 2011 attributable to an increase in the NPR factors related to beyond 10-year CDS spreads.  See “GLB Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.  The GLB net derivatives results during 2010 were relatively flat.

For information regarding realized gains (losses) related to certain investments, see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change

Indexed Annuity Net Derivatives
Results
Change in fair value of S&P 500 call
options	$54	$36	50%
Change in fair value of embedded
derivatives	(52)	(35)	-49%
Associated amortization of DAC, VOBA,
DSI and DFEL	(1)	(1)	0%
Total indexed annuity net derivatives
results	1	-	NM

GLB
Pre-DAC amount (1)	28	23	22%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (2)	10	8	25%
Amortization, excluding unlocking	(17)	(16)	-6%
Total GLB	21	15	40%
Total Operating Realized Gain (Loss)	$22	$15	47%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

Operating realized gain (loss) includes the following:

Indexed Annuity Net Derivatives Results

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

GLB

Our GWB, guaranteed income benefit (“GIB”) and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

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

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change

GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$35	$26	35%
Change in reserves hedged	295	190	55%
Change in market value of derivative
assets	(350)	(198)	-77%
Hedge program effectiveness
(ineffectiveness)	(55)	(8)	NM
Change in reserves not hedged (NPR
component)	13	(1)	NM
Change in derivative assets not hedged
(NPR component)	-	(1)	100%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (1)	(12)	5	NM
Amortization, excluding unlocking	10	(9)	211%
Total GLB net derivatives results	$(9)	$12	NM

GDB Derivatives Results
Change in fair value of derivatives	$(11)	$(15)	27%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (1)	(6)	(7)	14%
Amortization, excluding unlocking	7	9	-22%
Total GDB derivatives results	$(10)	$(13)	23%

(1)	Related primarily to the emergence of gross profits.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the effect of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of March 31, 2011, the net effect of the NPR resulted in a $7 million increase in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
10-year CDS spread	1.78%	1.98%	2.55%	2.94%	1.64%
NPR factor related to 10-year CDS spread	0.17%	0.17%	0.30%	0.40%	0.11%
Unadjusted embedded derivative liability	$112	$389	$1,556	$1,786	$461

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of March 31, 2011, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $80 million, pre-DAC and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of March 31, 2011, then there would have been a favorable effect to net income of approximately $40 million, pre-DAC and tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

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

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change

Indexed Annuity Forward-Starting
Option
Pre-DAC amounts (1)	$4	$4	0%
Associated amortization of DAC, VOBA,
DSI and DFEL	(1)	(2)	50%
Total	$3	$2	50%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Investments
AFS securities:
Fixed maturity	$69,231	$68,030	82.1%	81.6%
VIEs' fixed maturity	587	584	0.7%	0.7%
Total fixed maturity	69,818	68,614	82.8%	82.3%
Equity	145	197	0.2%	0.2%
Trading securities	2,598	2,596	3.1%	3.1%
Mortgage loans on real estate	6,749	6,752	8.0%	8.1%
Real estate	189	202	0.2%	0.3%
Policy loans	2,837	2,865	3.4%	3.5%
Derivative investments	946	1,076	1.1%	1.3%
Alternative investments	774	750	0.9%	0.9%
Other investments	255	288	0.3%	0.3%
Total investments	$84,311	$83,340	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion on our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K.

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

	As of March 31, 2011
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,546	$438	$136	$8,848	12.7%
Basic industry	2,612	196	16	2,792	4.0%
Capital goods	3,690	232	38	3,884	5.6%
Communications	3,068	236	33	3,271	4.7%
Consumer cyclical	2,989	171	55	3,105	4.4%
Consumer non-cyclical	7,647	556	27	8,176	11.7%
Energy	4,697	377	22	5,052	7.2%
Technology	1,536	96	10	1,622	2.3%
Transportation	1,371	103	5	1,469	2.1%
Industrial other	927	51	8	970	1.4%
Utilities	10,058	640	78	10,620	15.2%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs")	106	5	5	106	0.2%
Commercial real estate ("CRE") CDOs	43	-	13	30	0.0%
Credit card	832	32	4	860	1.2%
Home equity	980	6	243	743	1.1%
Manufactured housing	106	3	2	107	0.2%
Auto loan	122	2	-	124	0.2%
Other	203	23	-	226	0.3%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	1,966	89	123	1,932	2.8%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	3,784	284	1	4,067	5.8%
Non-agency backed	1,654	19	192	1,481	2.1%
Mortgage pass through securities ("MPTS"):
Agency backed	2,984	83	7	3,060	4.4%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	3,320	38	81	3,277	4.7%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	907	112	3	1,016	1.5%
Foreign	1,482	82	8	1,556	2.2%
Hybrid and redeemable preferred securities	1,457	74	112	1,419	2.0%
Total fixed maturity AFS securities	67,092	3,948	1,222	69,818	100.0%
Equity AFS Securities	120	25	-	145
Total AFS securities	67,212	3,973	1,222	69,963
Trading Securities (1)	2,347	285	34	2,598
Total AFS and trading securities	$69,559	$4,258	$1,256	$72,561

	As of December 31, 2010
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,377	$438	$148	$8,667	12.7%
Basic industry	2,478	203	20	2,661	3.9%
Capital goods	3,425	243	45	3,623	5.3%
Communications	3,050	251	32	3,269	4.8%
Consumer cyclical	2,772	185	47	2,910	4.2%
Consumer non-cyclical	7,259	628	20	7,867	11.5%
Energy	4,533	428	17	4,944	7.2%
Technology	1,414	108	9	1,513	2.2%
Transportation	1,379	116	3	1,492	2.2%
Industrial other	884	53	10	927	1.4%
Utilities	9,800	708	62	10,446	15.2%
ABS:
CDOs	128	22	8	142	0.2%
CRE CDOs	46	-	14	32	0.0%
Credit card	831	33	4	860	1.3%
Home equity	1,002	6	268	740	1.1%
Manufactured housing	110	3	4	109	0.2%
Auto loan	162	2	-	164	0.2%
Other	211	21	1	231	0.3%
CMBS:
Non-agency backed	2,144	95	186	2,053	3.0%
CMOs:
Agency backed	3,975	308	1	4,282	6.2%
Non-agency backed	1,718	16	259	1,475	2.1%
MPTS:
Agency backed	2,978	106	5	3,079	4.5%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	3,219	27	94	3,152	4.6%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	931	120	2	1,049	1.5%
Foreign	1,438	94	7	1,525	2.2%
Hybrid and redeemable preferred securities	1,476	56	135	1,397	2.0%
Total fixed maturity AFS securities	65,745	4,270	1,401	68,614	100.0%
Equity AFS Securities	179	25	7	197
Total AFS securities	65,924	4,295	1,408	68,811
Trading Securities (1)	2,340	297	41	2,596
Total AFS and trading securities	$68,264	$4,592	$1,449	$71,407

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to the “Trading Securities” section of our 2010 Form 10-K for further details.

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2011			As of December 31, 2010
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation	Designation	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$41,326	$43,279	62.0%	$40,573	$42,769	62.3%
2	Baa	21,817	23,017	33.0%	21,032	22,286	32.5%
Total investment grade securities		63,143	66,296	95.0%	61,605	65,055	94.8%

Below Investment Grade Securities
3	Ba	2,593	2,443	3.5%	2,620	2,403	3.5%
4	B	749	641	0.9%	796	665	1.0%
5	Caa and lower	350	250	0.3%	476	325	0.5%
6	In or near default	257	188	0.3%	248	166	0.2%
Total below investment grade
	securities	3,949	3,522	5.0%	4,140	3,559	5.2%
	Total fixed maturity AFS
	securities	$67,092	$69,818	100.0%	$65,745	$68,614	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.9%	5.0%		6.3%	5.2%

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

As of March 31, 2011, and December 31, 2010, 84.5% and 79.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of March 31, 2011, decreased $186 million.  This change was attributable primarily to a decline in overall market yields, which was driven, in part, by improved credit fundamentals.  As more fully described in Note 1 of our 2010 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2011, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of March 31, 2011
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$337	$123	1 to 42	28	24.0%	17.9%
Hybrid and redeemable
preferred securities	610	112	1 to 56	30	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

As reported on our Consolidated Balance Sheets, we had $86.5 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $77.9 billion as of March 31, 2011.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $55.4 billion, excluding consolidated

VIEs in the amount of $587 million, as of March 31, 2011, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2010 Form 10-K and Note 5 for additional discussion.

As of March 31, 2011, and December 31, 2010, the estimated fair value for all private securities was $8.8 billion and $8.4 billion, respectively, representing approximately 10% of total invested assets for both period ends.

For information regarding our VIEs’ fixed maturity securities, see Note 4 in both this report and in our 2010 Form 10-K.

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of March 31, 2011, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards from 2003 to 2007 have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $8.9 billion and an unrealized gain of $190 million, or 2%, as of March 31, 2011.

The market value of AFS securities and trading securities backed by subprime loans was $475 million and represented less than 1% of our total investment portfolio as of March 31, 2011.  AFS securities represented $462 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of March 31, 2011.  AFS securities and trading securities rated A or above represented 42% of the subprime investments and $251 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of March 31, 2011
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,127	$1,004	$479	$-	$8,610
ABS home equity	5	-	276	462	743
Total by type (1)	$7,132	$1,004	$755	$462	$9,353

Rating
AAA	$7,116	$238	$83	$82	$7,519
AA	-	30	15	31	76
A	16	8	33	77	134
BBB	-	48	48	51	147
BB and below	-	680	576	221	1,477
Total by rating (1)(2)	$7,132	$1,004	$755	$462	$9,353

Origination Year
2004 and prior	$2,161	$256	$278	$216	$2,911
2005	853	187	226	179	1,445
2006	256	198	202	66	722
2007	1,119	363	49	-	1,531
2008	272	-	-	-	272
2009	1,302	-	-	1	1,303
2010	1,062	-	-	-	1,062
2011	107	-	-	-	107
Total by origination year (1)	$7,132	$1,004	$755	$462	$9,353

Total AFS securities					$69,963

Total AFS RMBS as a percentage of
total AFS securities					13.4%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					3.2%

(1)
Does not include the fair value of trading securities totaling $280 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $280 million in trading securities consisted of $251 million prime, $16 million Alt-A and $13 million subprime.

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

	Amortized Cost as of March 31, 2011
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,768	$1,089	$567	$-	$8,424
ABS home equity	4	-	341	635	980
Total by type (1)	$6,772	$1,089	$908	$635	$9,404

Rating
AAA	$6,757	$236	$83	$87	$7,163
AA	-	34	23	31	88
A	15	9	36	80	140
BBB	-	52	48	64	164
BB and below	-	758	718	373	1,849
Total by rating (1)(2)	$6,772	$1,089	$908	$635	$9,404

Origination Year
2004 and prior	$2,027	$267	$304	$266	$2,864
2005	795	210	270	238	1,513
2006	235	211	262	129	837
2007	1,018	401	72	-	1,491
2008	252	-	-	-	252
2009	1,278	-	-	2	1,280
2010	1,060	-	-	-	1,060
2011	107	-	-	-	107
Total by origination year (1)	$6,772	$1,089	$908	$635	$9,404

Total AFS securities					$67,212

Total AFS RMBS as a percentage of
total AFS securities					14.0%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					3.9%

(1)
Does not include the amortized cost of trading securities totaling $280 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $280 million in trading securities consisted of $246 million prime, $19 million Alt-A and $15 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of March 31, 2011
	Credit Card		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$838	$810	$124	$122	$962	$932
BBB	22	22	-	-	22	22
Total by rating (1)(2)	$860	$832	$124	$122	$984	$954

Total AFS securities					$69,963	$67,212

Total by rating as a percentage
of total AFS securities					1.4%	1.4%

(1)
Does not include the fair value of trading securities totaling $3 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $3 million in trading securities consisted of credit card securities.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of March 31, 2011
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,862	$1,860	$70	$106	$-	$-	$1,932	$1,966
CRE CDOs	-	-	-	-	30	43	30	43
Total by type (1)	$1,862	$1,860	$70	$106	$30	$43	$1,962	$2,009

Rating
AAA	$1,266	$1,194	$21	$21	$-	$-	$1,287	$1,215
AA	243	239	10	10	-	-	253	249
A	148	147	12	13	3	3	163	163
BBB	110	110	6	6	12	14	128	130
BB and below	95	170	21	56	15	26	131	252
Total by rating (1)(2)	$1,862	$1,860	$70	$106	$30	$43	$1,962	$2,009

Origination Year
2004 and prior	$1,170	$1,152	$38	$38	$6	$7	$1,214	$1,197
2005	347	330	30	60	12	14	389	404
2006	146	177	2	8	12	22	160	207
2007	145	147	-	-	-	-	145	147
2010	54	54	-	-	-	-	54	54
Total by origination year (1)	$1,862	$1,860	$70	$106	$30	$43	$1,962	$2,009

Total AFS securities							$69,963	$67,212

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							2.8%	3.0%

(1)
Does not include the fair value of trading securities totaling $66 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $66 million in trading securities consisted of $63 million CMBS and $3 million CRE CDOs.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of March 31, 2011
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure	Bonds (1)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$218	$218	$3	$37	$184
ASSURED GUARANTY LTD	30	-	30	-	18	12
FGIC	-	75	75	1	16	60
FSA	-	42	42	1	1	42
MBIA	12	139	151	13	11	153
MGIC	-	5	5	-	1	4
PMI GROUP INC	25	-	25	-	7	18
XL CAPITAL LTD	72	62	134	2	10	126
Total by Monoline insurer (2)	$139	$541	$680	$20	$101	$599

Total AFS securities			$67,212	$3,973	$1,222	$69,963

Total by Monoline insurer as a
percentage of total AFS securities			1.0%	0.5%	8.3%	0.9%

(1)	Additional indirect insured exposure through structured securities is excluded from this table.
(2)
Does not include the fair value of trading securities totaling $30 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $30 million in trading securities consisted of $12 million of direct exposure and $18 million of insured exposure.  This table also excludes insured exposure totaling $10 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  We conduct enhanced analysis and monitoring for potential changes in unrealized loss status of securities that we believe are most at risk of impairment.  The composition by industry categories of these securities was as follows (in millions):

	As of March 31, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMBS	$6	1.4%	$50	8.0%	$44	23.8%
CMOs	221	50.1%	264	42.1%	43	23.1%
ABS	85	19.3%	128	20.4%	43	23.1%
Banking	40	9.1%	67	10.7%	27	14.5%
Diversified manufacturing	45	10.2%	63	10.0%	18	9.7%
Property and casualty insurers	27	6.1%	36	5.7%	9	4.8%
Non-agency	-	0.0%	1	0.2%	1	0.5%
Industrial - other	5	1.1%	6	1.0%	1	0.5%
Gaming	12	2.7%	12	1.9%	-	0.0%
Total securities subject to
enhanced analysis
and monitoring	$441	100.0%	$627	100.0%	$186	100.0%

Total AFS securities	$69,963		$67,212		$1,222

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.6%		0.9%		15.2%

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMBS	$11	3.2%	$83	15.6%	$72	37.7%
CMOs	150	43.8%	184	34.5%	34	17.8%
Banking	67	19.6%	98	18.4%	31	16.2%
Diversified manufacturing	38	11.1%	63	11.8%	25	13.1%
ABS	17	5.0%	34	6.4%	17	9.0%
Property and casualty insurers	42	12.3%	52	9.8%	10	5.2%
Gaming	12	3.5%	13	2.4%	1	0.5%
Industrial - other	5	1.5%	6	1.1%	1	0.5%
Total securities subject
to enhanced analysis
and monitoring	$342	100.0%	$533	100.0%	$191	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.5%		0.8%		13.6%

In addition, as discussed in Note 1 in our 2010 Form 10-K, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools of residential and commercial mortgages as of March 31, 2011, see Note 5.

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of March 31, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$810	5.9%	$1,077	7.2%	$267	21.7%
CMOs	1,166	8.4%	1,355	9.0%	189	15.5%
Banking	1,285	9.3%	1,450	9.6%	165	13.5%
CMBS	337	2.4%	459	3.0%	122	10.0%
Local authorities	2,015	14.6%	2,097	13.9%	82	6.7%
Electric	1,179	8.5%	1,240	8.2%	61	5.0%
Property and casualty insurers	320	2.3%	365	2.4%	45	3.7%
Diversified manufacturing	312	2.3%	342	2.3%	30	2.5%
Life	302	2.2%	325	2.2%	23	1.9%
Retailers	188	1.4%	207	1.4%	19	1.6%
Media - non-cable	253	1.8%	271	1.8%	18	1.5%
Entertainment	261	1.9%	275	1.8%	14	1.1%
Gaming	194	1.4%	205	1.4%	11	0.9%
Industries with unrealized losses
less than $10 million	5,221	37.6%	5,397	35.8%	176	14.4%
Total by industry	$13,843	100.0%	$15,065	100.0%	$1,222	100.0%

Total AFS securities	$69,963		$67,212		$1,222

Total by industry as a
percentage of total AFS securities	19.8%		22.4%		100.0%

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$843	7.0%	$1,142	8.5%	$299	21.1%
CMOs	1,164	9.7%	1,419	10.6%	255	18.1%
Banking	1,495	12.4%	1,693	12.6%	198	14.1%
CMBS	379	3.2%	565	4.2%	186	13.2%
Local authorities	1,933	16.1%	2,028	15.1%	95	6.7%
Property and casualty insurers	360	3.0%	409	3.0%	49	3.5%
Electric	760	6.3%	806	6.0%	46	3.3%
Diversified manufacturing	267	2.2%	301	2.2%	34	2.4%
Media - non-cable	238	2.0%	263	2.0%	25	1.8%
Life	287	2.4%	304	2.3%	17	1.2%
Retailers	172	1.4%	187	1.4%	15	1.1%
Gaming	153	1.3%	165	1.2%	12	0.9%
Paper	130	1.1%	142	1.1%	12	0.9%
Entertainment	193	1.6%	204	1.5%	11	0.8%
Industries with unrealized losses
less than $10 million	3,641	30.3%	3,795	28.3%	154	10.9%
Total by industry	$12,015	100.0%	$13,423	100.0%	$1,408	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total by industry as a
percentage of total AFS securities	17.5%		20.4%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 43.0% and 47.4% of total gross unrealized losses on all AFS securities as of March 31, 2011, and December 31, 2010, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 57.0% and 52.6% of the gross unrealized losses as of March 31, 2011, and December 31, 2010, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2011.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of March 31, 2011
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$321	$358	$37
	40% to 70%	25	41	16
	Below 40%	2	10	8
Total 90 days or less		348	409	61

91 days to 180 days	Above 70%	128	149	21
Total 91 to 180 days		128	149	21

181 days to 270 days	Above 70%	44	58	14
	40% to 70%	11	17	6
	Below 40%	2	6	4
Total 181 days to 270 days		57	81	24

271 days to 1 year	Above 70%	63	77	14
	40% to 70%	2	3	1
Total 271 days to 1 year		65	80	15

Greater than 1 year	Above 70%	1,269	1,428	159
	40% to 70%	259	432	173
	Below 40%	15	87	72
Total greater than 1 year		1,543	1,947	404

Total below investment grade and in
an unrealized loss position		$2,141	$2,666	$525

Total AFS securities		$69,963	$67,212	$1,222

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.1%	4.0%	43.0%

	Ratio of	As of December 31, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$388	$422	$34
	40% to 70%	78	128	50
	Below 40%	2	11	9
Total 90 days or less		468	561	93

91 days to 180 days	Above 70%	62	77	15
	40% to 70%	26	42	16
Total 91 to 180 days		88	119	31

181 days to 270 days	Above 70%	57	62	5
	40% to 70%	1	3	2
Total 181 days to 270 days		58	65	7

271 days to 1 year	Above 70%	129	160	31
	40% to 70%	43	72	29
Total 271 days to 1 year		172	232	60

Greater than 1 year	Above 70%	1,307	1,496	189
	40% to 70%	258	441	183
	Below 40%	21	125	104
Total greater than 1 year		1,586	2,062	476

Total below investment grade and in
an unrealized loss position		$2,372	$3,039	$667

Total AFS securities		$68,811	$65,924	$1,408

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.4%	4.6%	47.4%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,698	99.2%	$6,699	99.2%
Delinquent and in foreclosure (1)	51	0.8%	53	0.8%
Total mortgage loans on real estate	$6,749	100.0%	$6,752	100.0%

(1)	As of March 31, 2011, and December 31, 2010, there were 11 and 10 mortgage loans that were delinquent and in foreclosure, respectively.

	As of	As of
	March 31,	December 31,
	2011	2010
By Segment
Retirement Solutions:
Annuities	$1,194	$1,172
Defined Contribution	943	920
Insurance Solutions:
Life Insurance	3,812	3,856
Group Protection	286	285
Other Operations	514	519
Total mortgage loans on real estate	$6,749	$6,752

	As of March 31, 2011			As of March 31, 2011
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,251	33.3%	CA	$1,455	21.5%
Industrial	1,786	26.5%	TX	610	9.0%
Retail	1,583	23.5%	MD	422	6.3%
Apartment	741	11.0%	VA	337	5.0%
Hotel/Motel	163	2.4%	FL	309	4.6%
Mixed use	129	1.9%	TN	302	4.5%
Other commercial	96	1.4%	WA	284	4.2%
Total	$6,749	100.0%	NC	252	3.7%
			AZ	242	3.6%
			GA	228	3.4%
			IL	202	3.0%
Geographic Region			PA	198	2.9%
Pacific	$1,841	27.3%	NV	187	2.8%
South Atlantic	1,678	24.9%	OH	182	2.7%
West South Central	643	9.5%	IN	168	2.5%
East North Central	634	9.4%	MN	153	2.3%
Mountain	596	8.8%	Other states under 2%	1,218	18.0%
East South Central	430	6.4%	Total	$6,749	100.0%
Middle Atlantic	421	6.2%
West North Central	372	5.5%
New England	134	2.0%
Total	$6,749	100.0%

	As of March 31, 2011			As of March 31, 2011
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,908	43.2%	Remainder of 2011	$230	3.4%
2005	815	12.1%	2012	327	4.9%
2006	661	9.8%	2013	398	5.9%
2007	940	13.9%	2014	436	6.5%
2008	808	12.0%	2015	652	9.7%
2009	150	2.2%	2016 and thereafter	4,698	69.6%
2010	320	4.7%	Total	$6,741	100.0%
2011	139	2.1%
Total	$6,741	100.0%

As discussed in “Current Market Conditions” in our 2010 Form 10-K, the global financial markets and credit market conditions experienced a period of extreme volatility and disruption that began in the second half of 2007 and continued and substantially increased throughout 2008 that led to a decrease in the overall liquidity and availability of capital in the mortgage loan market, and in particular a decrease in activity by securitization lenders.  These conditions and the overall economic downturn put pressure on the fundamentals of mortgage loans on real estate through rising vacancies, falling rents and falling property values.

See Note 5 for information regarding our loan-to-value and debt-service coverage ratios.

There were eight and nine impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate as of March 31, 2011, and December 31, 2010, respectively.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2011, was $51 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2011, was $11 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $48 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $5 million.  See Note 1 in our 2010 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
Retirement Solutions:
Annuities	$103	$95
Defined Contribution	71	71
Insurance Solutions:
Life Insurance	563	546
Group Protection	33	30
Other Operations	4	8
Total alternative investments	$774	$750

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Retirement Solutions:
Annuities	$6	$2	200%
Defined Contribution	4	2	100%
Insurance Solutions:
Life Insurance	31	15	107%
Group Protection	2	1	100%
Other Operations	-	1	-100%
Total alternative investments (1)	$43	$21	105%
(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing the first three months of 2011 to the same period in 2010 was due primarily to the overall improvement in the economic environment specifically benefiting our hedge fund and energy limited partnership holdings, as well as increased commodity prices specifically benefiting our energy limited partnership holdings.

As of March 31, 2011, and December 31, 2010, alternative investments included investments in approximately 97 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments” in our 2010 Form 10-K, we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Net investment income (loss) derived from our consolidated alternative investments by segment (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Retirement Solutions:
Annuities	$3	$1
Defined Contribution	2	1
Insurance Solutions:
Life Insurance	21	10
Group Protection	2	1
Total	$28	$13

Income (loss), after-tax, derived from our consolidated alternative investments by class (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010
Venture capital	$10	$6
Oil and gas	18	7
Associated amortization of DAC, VOBA, DSI, and DFEL	(9)	(4)
Federal income tax expense (benefit)	(7)	(3)
Total	$12	$6

Non-Income Producing Investments

As of March 31, 2011, and December 31, 2010, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $15 million and $17 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Net Investment Income
Fixed maturity AFS securities	$951	$904	5%
VIEs' fixed maturity AFS securities	3	4	-25%
Equity AFS securities	1	2	-50%
Trading securities	39	39	0%
Mortgage loans on real estate	103	110	-6%
Real estate	7	7	0%
Standby real estate equity commitments	1	-	NM
Policy loans	41	42	-2%
Invested cash	1	1	0%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	34	5	NM
Alternative investments (2)	43	21	105%
Other investments	(5)	1	NM
Investment income	1,219	1,136	7%
Investment expense	(28)	(30)	7%
Net investment income	$1,191	$1,106	8%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2011	2010	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.56%	5.72%	(16)
Standby real estate equity
commitments	0.01%	0.00%	1
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.17%	0.03%	14
Alternative investments	0.22%	0.11%	11
Net investment income yield
on invested assets	5.96%	5.86%	10

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Average invested assets at amortized cost	$79,996	$75,459	6%

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

The increase in net investment income when comparing three months ended March 31, 2011, to the same period of 2010 was attributable to more favorable investment income on surplus and alternative investments, higher prepayment and bond makewhole premiums (see “Alternative Investments” above and “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable and to a lesser extent issuances of common stock and debt.

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

As of March 31, 2011, we did not have any standby real estate equity commitments.  During the three months ended March 31, 2011, we funded commitments of $19 million and recorded a gain of $6 million due to our funding being less than our estimated allowance for loss related to these commitments.

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

The increase in prepayment and makewhole premiums when comparing 2011 to 2010 was attributable primarily to a decline in interest rates coupled with improvements in the capital markets and real estate financing environment, which resulted in more refinancing activity and more prepayment income.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Fixed maturity AFS securities:
Gross gains	$36	$50	-28%
Gross losses	(63)	(84)	25%
Equity AFS securities:
Gross gains	8	-	NM
Gross losses	-	(4)	100%
Gain (loss) on other investments	13	(21)	162%
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	(11)	4	NM
Total realized gain (loss) related to
certain investments	$(17)	$(55)	69%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2011 and 2010, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” in our 2010 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Fixed Maturity Securities
Corporate bonds	$(3)	$(41)	93%
MBS:
CMOs	(20)	(24)	17%
CMBS	(24)	-	NM
ABS CDOs	(1)	(1)	0%
Hybrid and redeemable preferred
securities	(2)	(5)	60%
Total fixed maturity securities	(50)	(71)	30%

Equity Securities
Other financial services securities	-	(3)	100%
Total equity securities	-	(3)	100%
Gross OTTI recognized in net
income (loss)	(50)	(74)	32%
Associated amortization of DAC,
VOBA, DSI and DFEL	11	21	-48%
Net OTTI recognized in net
income (loss), pre-tax	$(39)	$(53)	26%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$8	$22	-64%
Change in DAC, VOBA, DSI and DFEL	(2)	2	NM
Net portion of OTTI recognized in
OCI, pre-tax	$6	$24	-75%

When comparing the first three months of 2011 to the same period in 2010, the decrease in write-downs for OTTI on our AFS securities was attributable primarily to overall improvement in the credit markets as compared to the same period in the prior year.  Losses in 2011 were attributable primarily to deteriorating fundamentals within the commercial and residential real estate market that affected select RMBS and CMBS holdings.

The $58 million of impairments taken during the first three months of 2011 were split between $50 million of credit related impairments and $8 million of non-credit related impairments.  The credit related impairments were largely attributable to our RMBS and mortgage-related ABS holdings that have suffered from continued deterioration in housing fundamentals.  The non-credit related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $382 million and $565 million for the first three months of 2011 and 2010, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first quarter of 2011, our payables for collateral on derivative investments decreased by $70 million as steadily rising equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company ("LNL")	$150	$-	NM
Delaware Investments (1)	-	390	-100%
Other	6	15	-60%
Loan Repayments and Interest from
Subsidiary
Interest on inter-company notes (2)	22	22	0%
	$178	$427	-58%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes
on) stock option exercises and restricted
stock	$(1)	$-	NM

(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2011
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper (2)	$100	$-	$-	$-	$-	$100
Current maturities of long-term debt (3)	250	-	-	-	-	250
Other short-term debt (4)	1	-	-	-	-	1
Total short-term debt	$351	$-	$-	$-	$-	$351

Long-Term Debt
Senior notes	$3,464	$-	$-	$(30)	$1	$3,435
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of
Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,485	-	-	-	-	1,485
Total long-term debt	$5,399	$-	$-	$(30)	$1	$5,370

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	During the first quarter of 2011, we had an average of $101 million outstanding, a maximum amount outstanding of $103 million at any time and a weighted average interest rate of 0.35%.
(3)	Consisted of a 6.20% fixed rate senior note that matures in less than one year.
(4)
Consisted of advances from the FHLBI with a maturity of less than one year when made.  During the first quarter of 2011, we had an average and maximum amount outstanding of $1 million and a weighted average interest rate of 0.54%.

Within the next two years, we have a $250 million 6.20% fixed rate senior note maturing on December 15, 2011, and a $300 million 5.65% fixed rate senior note maturing on August 27, 2012.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of March 31, 2011, the holding company had $730 million in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as discussed below, it had an $80 million payable under the inter-company cash management program and commercial paper outstanding of $100 million.  In addition, it received $110 million of federal income tax refunds in early April 2011.

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

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of March 31, 2011
	Expiration	Maximum	Borrowings	LOCs
	Date	Available	Outstanding	Issued
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$630	$350	N/A
364-day revolving credit facility	Jun-2011	500	-	-
Four-year revolving credit facility	Jun-2014	1,500	-	895
Ten-year LOC facility	Dec-2019	550	-	550
Total		$3,180	$350	$1,445

(1)
We are allowed to borrow up to 20 times the amount of our common stock investment in the FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  As of March 31, 2011, we had a $250 million floating-rate term loan outstanding under the facility (classified within long-term debt on our Consolidated Balance Sheets) due June 20, 2017, which may be prepaid.  We also borrowed $100 million under the facility (classified within payables for collateral on investments on our Consolidated Balance Sheets) at a rate of 0.65% that is due May 25, 2011.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2010 Form 10-K for a description of our credit facilities.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of March 31, 2011.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2010 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2010 Form 10-K for additional information on our current bond ratings.

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

The holding company did not borrow from the cash management program during the first quarter of 2011.  There was no balance as of March 31, 2011.  In addition, the holding company had an outstanding payable of $80 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of March 31, 2011.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2011, our insurance subsidiaries had securities with a carrying value of $200 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  We expect to repurchase an additional $100 million to $150 million of common stock over the remainder of 2011 depending on market conditions and alternative uses of capital.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Common dividends to stockholders	$16	$3	NM
Repurchase of common stock	75	-	NM
Total cash returned to stockholders	$91	$3	NM

Number of shares repurchased	2.414	-	NM
Average price per share	$31.09	$-	NM

Note:  Average price per share is calculated using whole dollars instead of dollars rounded to millions.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other users of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2011	2010	Change
Debt service (interest paid)	$63	$58	9%
Capital contribution to subsidiaries	8	18	-56%
Total	$71	$76	-7%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Interest Rate Risk

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

There were no material changes to our earnings sensitivity analysis disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” of our 2010 Form 10-K.

The following provides detail on the percentage differences between the March 31, 2011, interest rates being credited to contract holders based on first quarter of 2011 declared rates and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions -		%
		Defined	Life		Account
	Annuities	Contribution	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$4,818	$9,017	$23,524	$37,359	60.4%
up to 0.10%	39	14	557	610	1.0%
0.11% to 0.20%	25	1	152	178	0.3%
0.21% to 0.30%	299	22	186	507	0.8%
0.31% to 0.40%	21	1	390	412	0.7%
0.41% to 0.50%	58	-	695	753	1.2%
0.51% to 0.60%	84	-	719	803	1.3%
0.61% to 0.70%	85	187	486	758	1.2%
0.71% to 0.80%	86	-	302	388	0.6%
0.81% to 0.90%	54	-	268	322	0.5%
0.91% to 1.00%	56	192	149	397	0.6%
1.01% to 1.50%	465	91	443	999	1.6%
1.51% to 2.00%	197	6	51	254	0.4%
2.01% to 2.50%	110	156	-	266	0.4%
2.51% to 3.00%	15	16	78	109	0.2%
3.01% and above	5	10	-	15	0.1%
Total discretionary rate setting products	6,417	9,713	28,000	44,130	71.3%
Other contracts (4)	14,531	3,243	-	17,774	28.7%
Total account values	$20,948	$12,956	$28,000	$61,904	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	75.1%	92.8%	84.0%	84.7%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates in excess of average minimum guaranteed rates for our Annuities, Defined Contribution and Life Insurance segments were 25 basis points, 9 basis points and 12 basis points, respectively.

(4)
Includes multi-year guarantee annuities, indexed annuities, modified guarantee annuities, single premium immediate annuities, dollar cost averaging contracts and indexed-based rate setting products for our Defined Contribution segment.  The average crediting rates in excess of average minimum guaranteed rates for indexed-based rate setting products within our Defined Contribution segment was 26 basis points, and 53% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Effect of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “Critical Accounting Policies and Estimates” in the MD&A, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an effect to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1326 as of March 31, 2011, were to decrease to 1060 over 6 months after March 31, 2011, and remain at that level through the next 6 months or increase to 1590 over 6 months after March 31, 2011, and remain at that level through the next 6 months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1060 (1)	at 1590 (1)
Segment
Retirement Solutions - Annuities	$(66)	$27
Retirement Solutions - Defined Contribution	(5)	8

(1)
The baseline for these effects assumes 9% annual separate account growth beginning on April 1, 2011.  The baseline is then compared to scenarios of S&P 500 at the 1060 and 1590 levels, which assume the index moves to those levels over 6 months, remains at those levels through the next 6 months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 1060 and 1590 level scenarios is presented in the table.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of March 31, 2011, and December 31, 2010, our counterparty risk exposure, net of collateral, was $161 million and $184 million, respectively.  As of March 31, 2011, we had exposure to 16 counterparties, with a maximum exposure of $44 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of Lincoln National Corporation drop below BBB-/Baa3 (S&P/Moody’s Investors Service).  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2011	2010
Rating
AAA	$5	$7
AA	24	26
A	128	146
BBB	4	5
Total	$161	$184

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2011 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
1/1/11 - 1/31/11	636	$27.93	-	$1,115

2/1/11 - 2/28/11	835,414	31.44	795,084	1,090

3/1/11 - 3/31/11	1,619,025	30.91	1,618,771	1,040

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 41,220 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended March 31, 2011, there were 2,413,855 purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of March 31, 2011, our remaining security repurchase authorization was $1.0 billion.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 20 to the consolidated financial statements of our 2010 Form 10-K are not included in our security repurchase.

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
Dated: May 5, 2011

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2011

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
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2011, and December 31, 2010; (ii) Consolidated Statements of Income for the three months ended March 31, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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