Form 10-Q
period 2011-06-30
LINCOLN NATIONAL CORP
filed 2011-08-03
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

______________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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

As of July 28, 2011, there were 308,340,501 shares of the registrant’s common stock outstanding.

________________________________________________________________________________________________________________________________________________________________________________________________________

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2011 - $67,373; 2010 - $65,175)	$70,920	$68,030
Variable interest entities' fixed maturity securities (amortized cost: 2011 - $572; 2010 - $570)	593	584
Equity securities (cost: 2011 - $121; 2010 - $179)	144	197
Trading securities	2,625	2,596
Mortgage loans on real estate	6,871	6,752
Real estate	150	202
Policy loans	2,877	2,865
Derivative investments	1,097	1,076
Other investments	1,001	1,038
Total investments	86,278	83,340
Cash and invested cash	2,912	2,741
Deferred acquisition costs and value of business acquired	9,271	8,930
Premiums and fees receivable	370	335
Accrued investment income	994	933
Reinsurance recoverables	6,556	6,527
Goodwill	3,019	3,019
Other assets	3,308	3,369
Separate account assets	88,846	84,630
Total assets	$201,554	$193,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$17,855	$17,460
Other contract holder funds	67,864	66,478
Short-term debt	251	351
Long-term debt	5,729	5,399
Reinsurance related embedded derivatives	119	102
Funds withheld reinsurance liabilities	1,107	1,149
Deferred gain on business sold through reinsurance	431	468
Payables for collateral on investments	1,805	1,659
Variable interest entities' liabilities	130	132
Other liabilities	3,831	3,190
Separate account liabilities	88,846	84,630
Total liabilities	187,968	181,018

Contingencies and Commitments (See Note 9)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 10,854 and 10,914 shares
issued and outstanding as of June 30, 2011, and December 31, 2010, respectively	-	-
Common stock - 800,000,000 shares authorized; 308,339,163 and 315,718,554 shares
issued and outstanding as of June 30, 2011, and December 31, 2010, respectively	7,938	8,124
Retained earnings	4,536	3,934
Accumulated other comprehensive income (loss)	1,112	748
Total stockholders' equity	13,586	12,806
Total liabilities and stockholders' equity	$201,554	$193,824

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Insurance premiums	$594	$551	$1,162	$1,083
Insurance fees	900	793	1,718	1,581
Net investment income	1,181	1,120	2,372	2,226
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(45)	(11)	(90)	(88)
Portion of loss recognized in other comprehensive income	15	-	21	24
Net other-than-temporary impairment losses on securities
recognized in earnings	(30)	(11)	(69)	(64)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	17	16	54	43
Total realized gain (loss)	(13)	5	(15)	(21)
Amortization of deferred gain on business sold through reinsurance	19	19	38	38
Other revenues and fees	123	117	243	225
Total revenues	2,804	2,605	5,518	5,132
Benefits and Expenses
Interest credited	625	614	1,239	1,232
Benefits	1,028	838	1,862	1,617
Underwriting, acquisition, insurance and other expenses	638	754	1,362	1,467
Interest and debt expense	72	69	144	137
Total benefits and expenses	2,363	2,275	4,607	4,453
Income (loss) from continuing operations before taxes	441	330	911	679
Federal income tax expense (benefit)	116	78	246	171
Income (loss) from continuing operations	325	252	665	508
Income (loss) from discontinued operations, net of federal
income taxes	-	3	-	31
Net income (loss)	325	255	665	539
Preferred stock dividends and accretion of discount	-	(149)	-	(168)
Net income (loss) available to common stockholders	$325	$106	$665	$371

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$1.04	$0.34	$2.12	$1.12
Income (loss) from discontinued operations	-	0.01	-	0.10
Net income (loss)	$1.04	$0.35	$2.12	$1.22

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$1.01	$0.32	$2.07	$1.08
Income (loss) from discontinued operations	-	0.01	-	0.10
Net income (loss)	$1.01	$0.33	$2.07	$1.18

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2011	2010
Preferred Stock
Balance as of beginning-of-year	$-	$806
Issuance (redemption) of Series B preferred stock	-	(950)
Accretion of discount on Series B preferred stock	-	144
Balance as of end-of-period	-	-

Common Stock
Balance as of beginning-of-year	8,124	7,840
Issuance of common stock	-	368
Stock compensation/issued for benefit plans	9	9
Effect of amendment to deferred compensation plans	-	(29)
Retirement of common stock/cancellation of shares	(195)	-
Balance as of end-of-period	7,938	8,188

Retained Earnings
Balance as of beginning-of-year	3,934	3,316
Cumulative effect from adoption of new accounting standards	-	(169)
Comprehensive income (loss)	1,029	1,558
Less other comprehensive income (loss), net of tax	364	1,019
Net income (loss)	665	539
Retirement of common stock	(31)	-
Dividends declared: Common (2011 - $0.100; 2010 - $0.020)	(32)	(6)
Dividends on preferred stock	-	(24)
Accretion of discount on Series B preferred stock	-	(144)
Balance as of end-of-period	4,536	3,512

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	748	(262)
Cumulative effect from adoption of new accounting standards	-	181
Other comprehensive income (loss), net of tax	364	1,019
Balance as of end-of-period	1,112	938
Total stockholders' equity as of end-of-period	$13,586	$12,638

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$665	$539
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(296)	(86)
Trading securities purchases, sales and maturities, net	26	31
Change in premiums and fees receivable	(35)	4
Change in accrued investment income	(61)	(56)
Change in future contract benefits and other contract holder funds	371	604
Change in reinsurance related assets and liabilities	(72)	(253)
Change in federal income tax accruals	322	202
Realized (gain) loss	15	21
Amortization of deferred gain on business sold through reinsurance	(38)	(38)
(Gain) loss on disposal of discontinued operations	-	(64)
Other	(19)	(31)
Net cash provided by (used in) operating activities	878	873

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(5,901)	(7,474)
Sales of available-for-sale securities	1,042	2,057
Maturities of available-for-sale securities	2,857	1,925
Purchases of other investments	(1,701)	(1,245)
Sales or maturities of other investments	1,527	1,443
Increase (decrease) in payables for collateral on investments	146	469
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	321
Other	(42)	(29)
Net cash provided by (used in) investing activities	(2,072)	(2,533)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	-	(250)
Issuance of long-term debt, net of issuance costs	298	749
Increase (decrease) in commercial paper, net	(100)	(1)
Deposits of fixed account values, including the fixed portion of variable	5,335	5,132
Withdrawals of fixed account values, including the fixed portion of variable	(2,515)	(2,483)
Transfers to and from separate accounts, net	(1,391)	(1,353)
Common stock issued for benefit plans and excess tax benefits	(5)	-
Issuance (redemption) of Series B preferred stock	-	(950)
Issuance of common stock	-	368
Repurchase of common stock	(226)	-
Dividends paid to common and preferred stockholders	(31)	(36)
Net cash provided by (used in) financing activities	1,365	1,176

Net increase (decrease) in cash and invested cash, including discontinued operations	171	(484)
Cash and invested cash, including discontinued operations, as of beginning-of-year	2,741	4,184
Cash and invested cash, including discontinued operations, as of end-of-period	$2,912	$3,700

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2010 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications had no effect on net income or stockholders’ equity of the prior years.

2.  New Accounting Standards

Adoption of New Accounting Standards

Fair Value Measurements and Disclosures Topic

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosure related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2010 Form 10-K.  We adopted the remaining disclosure requirements in ASU 2010-06 effective January 1, 2011, and have prospectively included the disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements in Note 13 for the period ended June 30, 2011.

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

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), in order to enhance and expand the financial statement disclosures.  For a more detailed description of ASU 2010-20, see “Adoption of New Accounting Standards – Receivables Topic” in Note 2 of our 2010 Form 10-K.  We adopted the remaining disclosure requirements in ASU 2010-20 effective January 1, 2011, and have prospectively included the required financial statement disclosures related to the activity in our allowance for mortgage loan on real estate losses in Note 5 for the period ended June 30, 2011.

Future Adoption of New Accounting Standards

Comprehensive Income Topic

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”).  The amendments in ASU 2011-05 provide entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, entities must present on the face of the financial statement, items reclassified from OCI to net income in the section of the financial statement where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income.  ASU 2011-05 is applicable retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  Early adoption is permitted.  We will adopt the provisions of ASU 2011-05 effective January 1, 2012, and are currently evaluating our options for the presentation of comprehensive income upon adoption.

Fair Value Measurements and Disclosures Topic

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ASU 2011-04”), which was issued to create a consistent framework for the application of fair value measurement across jurisdictions.  The amendments include wording changes to GAAP in order to clarify the FASB’s intent about the application of existing fair value measurements and disclosure requirements, as well as to change a particular principle or existing requirement for measuring fair value or disclosing information about fair value measurements.  There are no additional fair value measurements required upon the adoption of ASU 2011-04.  The amendments are effective, prospectively, for interim and annual reporting periods beginning after December 15, 2011.  Early adoption is prohibited.  We will adopt the provisions of ASU 2011-04 effective January 1, 2012, and are currently evaluating the effect of adoption on our consolidated financial condition and results of operations.

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

Transfers and Servicing Topic

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  ASU 2011-03 removes from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited, and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We will adopt the provisions of ASU 2011-03 effective January 1, 2012, and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

3.  Dispositions

Discontinued Investment Management Operations

On January 4, 2010, we closed on the stock sale of Delaware Management Holdings, Inc. (“Delaware”), our subsidiary, which provided investment products and services to individuals and institutions, to Macquarie Bank Limited with net of tax proceeds of approximately $405 million.

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Discontinued Operations Before Disposal
Revenues - gain (loss) on sale of business	$4	$4

Income (loss) from discontinued operations before disposal,
before federal income taxes	$4	$(13)
Federal income tax expense (benefit)	1	(2)
Income (loss) from discontinued operations before disposal	3	(11)

Disposal
Gain (loss) on disposal, before federal income taxes	-	37
Federal income tax expense (benefit)	-	13
Gain (loss) on disposal	-	24
Income (loss) from discontinued operations	$3	$13

The income (loss) from discontinued operations for the three and six months ended June 30, 2010, included final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007.  The income (loss) from discontinued operations for the six months ended June 30, 2010, also reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

Discontinued Lincoln UK Operations

On October 1, 2009, we closed on the stock sale of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which focused primarily on providing life and retirement income products in the United Kingdom to SLF of Canada UK Limited, and we retained Lincoln UK’s pension plan assets and liabilities.

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2010
Disposal
Gain (loss) on disposal, before federal income taxes	$-	$27
Federal income tax expense (benefit)	-	9
Gain (loss) on disposal	-	18
Income (loss) from discontinued operations	$-	$18

The income (loss) from discontinued operations for the six months ended June 30, 2010, related to additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement.

4.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

We have invested in the Class 1 Notes of two credit-linked note (“CLN”) structures, which represent special purpose trusts combining asset-backed securities with credit default swaps to produce multi-class structured securities.  The CLN structures also include subordinated Class 2 Notes, which are held by third parties, and, together with the Class 1 Notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.  Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  We have the power to direct the most significant activity affecting the performance of both CLN structures, as we have the ability to actively manage the reference portfolio underlying the credit default swaps.  As a result, we have concluded we are the primary beneficiary of the VIEs associated with the CLNs and have consolidated the assets and liabilities of both CLN structures in our Consolidated Balance Sheets.

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2011			As of December 31, 2010
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity corporate asset-backed
credit card loan securities (1)	N/A	$-	$593	N/A	$-	$584

Liabilities
Derivative instruments not designated
and not qualifying as hedging
instruments:
Credit default swaps (2)	2	$600	$202	2	$600	$215
Contingent forwards (2)	2	-	(3)	2	-	(6)
Total derivative instruments not
designated and not qualifying
as hedging instruments	4	600	199	4	600	209
Federal income tax (2)	N/A	-	(69)	N/A	-	(77)
Total liabilities	4	$600	$130	4	$600	$132

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

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

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Credit default swaps (1)	$6	$(70)	$13	$(69)
Contingent forwards (1)	(1)	2	(3)	(3)
Total derivative instruments not designated and
not qualifying as hedging instruments	$5	$(68)	$10	$(72)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

The following summarizes information regarding the CLN structures (dollars in millions) as of June 30, 2011:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	22

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment as of June 30, 2011.

As described more fully in Note 1 of our 2010 Form 10-K, we regularly review our investment holdings for other-than-temporary impairments (“OTTIs”).  Based upon this review, we believe that the fixed maturity corporate asset-backed credit card loan securities were not other-than-temporarily impaired as of June 30, 2011.

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of June 30, 2011:

Industry	AAA	AA	A	BBB	BB	B	CCC	Total
Telecommunications	-%	-%	6.4%	4.3%	0.5%	-%	-%	11.2%
Financial intermediaries	0.3%	4.0%	6.2%	0.5%	-%	-%	-%	11.0%
Oil and gas	-%	1.0%	1.2%	4.1%	-%	-%	-%	6.3%
Utilities	-%	-%	3.1%	1.4%	-%	-%	-%	4.5%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.3%	-%	-%	3.8%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food
and drug)	-%	-%	1.2%	1.8%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.6%	1.0%	-%	-%	-%	3.3%
Food products	-%	0.3%	1.8%	1.1%	-%	-%	-%	3.2%
Conglomerates	-%	2.6%	0.5%	-%	-%	-%	-%	3.1%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other industry < 3%
(27 industries)	-%	2.0%	15.4%	17.3%	3.7%	1.4%	0.3%	40.1%
Total	0.6%	12.8%	43.9%	34.6%	6.4%	1.4%	0.3%	100.0%

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:
	As of June 30, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$51,639	$3,802	$541	$70	$54,830
U.S. Government bonds	224	18	2	-	240
Foreign government bonds	551	43	-	-	594
MBS:
CMOs	5,248	334	66	137	5,379
MPTS	3,028	124	3	-	3,149
CMBS	1,819	89	100	2	1,806
ABS CDOs	137	5	16	-	126
State and municipal bonds	3,370	137	28	-	3,479
Hybrid and redeemable preferred securities	1,357	67	107	-	1,317
VIEs' fixed maturity securities	572	21	-	-	593
Total fixed maturity securities	67,945	4,640	863	209	71,513

Equity Securities
Banking securities	2	-	-	-	2
Insurance securities	29	4	-	-	33
Other financial services securities	17	14	-	-	31
Other securities	73	7	2	-	78
Total equity securities	121	25	2	-	144
Total AFS securities	$68,066	$4,665	$865	$209	$71,657

	As of December 31, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$48,863	$3,571	$607	$87	$51,740
U.S. Government bonds	150	17	2	-	165
Foreign government bonds	473	38	3	-	508
MBS:
CMOs	5,693	324	114	146	5,757
MPTS	2,980	106	5	-	3,081
CMBS	2,144	95	180	6	2,053
ABS CDOs	174	22	13	9	174
State and municipal bonds	3,222	27	94	-	3,155
Hybrid and redeemable preferred securities	1,476	56	135	-	1,397
VIEs' fixed maturity securities	570	14	-	-	584
Total fixed maturity securities	65,745	4,270	1,153	248	68,614

Equity Securities
Banking securities	61	-	3	-	58
Insurance securities	33	4	-	-	37
Other financial services securities	18	14	-	-	32
Other securities	67	7	4	-	70
Total equity securities	179	25	7	-	197
Total AFS securities	$65,924	$4,295	$1,160	$248	$68,811

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of June 30, 2011
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,242	$2,293
Due after one year through five years	12,273	13,239
Due after five years through ten years	21,214	22,713
Due after ten years	21,984	22,808
Subtotal	57,713	61,053
MBS	10,095	10,334
ABS CDOs	137	126
Total fixed maturity AFS securities	$67,945	$71,513

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$6,430	$241	$1,625	$370	$8,055	$611
U.S. Government bonds	51	2	2	-	53	2
MBS:
CMOs	536	104	603	99	1,139	203
MPTS	165	3	1	-	166	3
CMBS	90	4	180	98	270	102
ABS CDOs	47	1	96	15	143	16
State and municipal bonds	755	18	66	10	821	28
Hybrid and redeemable
preferred securities	133	2	489	105	622	107
Total fixed maturity securities	8,207	375	3,062	697	11,269	1,072

Equity Securities
Other securities	10	2	-	-	10	2
Total equity securities	10	2	-	-	10	2
Total AFS securities	$8,217	$377	$3,062	$697	$11,279	$1,074

Total number of AFS securities in an unrealized loss position						1,100

	As of December 31, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$5,271	$297	$2,007	$397	$7,278	$694
U.S. Government bonds	28	2	2	-	30	2
Foreign government bonds	19	-	9	3	28	3
MBS:
CMOs	465	121	748	139	1,213	260
MPTS	190	5	2	-	192	5
CMBS	75	8	304	178	379	186
ABS CDOs	-	-	147	22	147	22
State and municipal bonds	1,889	84	27	10	1,916	94
Hybrid and redeemable
preferred securities	203	10	568	125	771	135
Total fixed maturity securities	8,140	527	3,814	874	11,954	1,401

Equity Securities
Banking securities	57	3	-	-	57	3
Other securities	3	4	-	-	3	4
Total equity securities	60	7	-	-	60	7
Total AFS securities	$8,200	$534	$3,814	$874	$12,014	$1,408

Total number of AFS securities in an unrealized loss position						1,237

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2010 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of June 30, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,363	$1,904	$459
AFS securities backed by pools of commercial mortgages	411	297	114
Total	$2,774	$2,201	$573

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,127	$1,672	$455
AFS securities backed by pools of commercial mortgages	116	55	61
Total	$2,243	$1,727	$516

	As of December 31, 2010
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,539	$2,006	$533
AFS securities backed by pools of commercial mortgages	611	410	201
Total	$3,150	$2,416	$734

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,303	$1,776	$527
AFS securities backed by pools of commercial mortgages	185	76	109
Total	$2,488	$1,852	$636

For the six months ended June 30, 2011 and 2010, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $44 million and $49 million, pre-tax, respectively, and before associated amortization expense for deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $4 million and $(13) million, respectively, was recognized in OCI and $40 million and $62 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$106	$16	$29	38
Six months or greater, but less than nine months	22	7	2	11
Nine months or greater, but less than twelve months	33	16	-	6
Twelve months or greater	702	403	125	182
Total	$863	$442	$156	237

	As of December 31, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$170	$73	$5	41
Six months or greater, but less than nine months	60	22	-	13
Nine months or greater, but less than twelve months	42	17	1	13
Twelve months or greater	929	520	184	224
Total	$1,201	$632	$190	291
(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities decreased $334 million for the six months ended June 30, 2011.  This change was attributable primarily to a decline in overall market yields, which was driven, in part, by improved credit fundamentals.  As discussed further below, we believe the unrealized loss position as of June 30, 2011, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2011, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2011, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of June 30, 2011, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of June 30, 2011, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance as of beginning-of-period	$352	$293	$319	$268
Increases attributable to:
Credit losses on securities for which an OTTI was not previously
recognized	3	11	29	13
Credit losses on securities for which an OTTI was previously
recognized	19	-	40	27
Decreases attributable to:
Securities sold	(34)	(11)	(48)	(15)
Balance as of end-of-period	$340	$293	$340	$293

During the three and six months ended June 30, 2011, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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
Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$188	$1	$67	$122	$47
MBS:
CMOs	594	1	121	474	268
CMBS	3	-	2	1	25
Total	$785	$2	$190	$597	$340

	As of December 31, 2010
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$204	$3	$76	$131	$60
MBS:
CMOs	509	2	126	385	258
CMBS	6	-	5	1	1
Total	$719	$5	$207	$517	$319

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 33% and 30% of mortgage loans on real estate as of June 30, 2011, and December 31, 2010, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2011	2010
Current	$6,799	$6,697
60 to 90 days past due	30	8
Greater than 90 days past due	45	40
Valuation allowance associated with impaired mortgage loans on real estate	(20)	(13)
Unamortized premium (discount)	17	20
Total carrying value	$6,871	$6,752

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
Number of impaired mortgage loans on real estate	10	9

Principal balance of impaired mortgage loans on real estate	$79	$75
Valuation allowance associated with impaired mortgage loans on real estate	(20)	(13)
Carrying value of impaired mortgage loans on real estate	$59	$62

Changes in the valuation allowance for credit losses associated with impaired mortgage loans on real estate (in millions) were as follows:

For the
Six
Months
Ended
June 30,
2011
Balance as of beginning-of-year	$13
Additions	12
Charge-offs	(5)
Balance as of end-of-period	$20

Information for our impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average carrying value for impaired mortgage loans on real estate	$53	$59	$54	$49
Interest income recognized on impaired mortgage loans on real estate	-	1	1	1
Interest income collected on impaired mortgage loans on real estate	1	1	2	1

As described in Note 1 in our 2010 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of June 30, 2011			As of December 31, 2010
			Debt-			Debt-
			Service			Service
	Principal		Coverage	Principal		Coverage
Loan-to-Value	Amount	%	Ratio	Amount	%	Ratio
Less than 65%	$5,138	74.7%	1.62	$4,863	72.1%	1.62
65% to 74%	1,335	19.4%	1.39	1,484	22.0%	1.40
75% to 100%	279	4.1%	0.92	179	2.7%	0.85
Greater than 100%	122	1.8%	1.14	219	3.2%	1.06
Total mortgage loans on real estate	$6,874	100.0%		$6,745	100.0%

Alternative Investments

As of June 30, 2011, and December 31, 2010, alternative investments included investments in approximately 97 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturity AFS securities:
Gross gains	$31	$35	$67	$84
Gross losses	(51)	(29)	(114)	(113)
Equity AFS securities:
Gross gains	1	5	9	6
Gross losses	-	-	-	(4)
Gain (loss) on other investments	(8)	(8)	5	(29)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	(7)	(8)	(18)	(4)
Total realized gain (loss) related to certain investments	$(34)	$(5)	$(51)	$(60)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(2)	$(5)	$(6)	$(46)
MBS:
CMOs	(23)	(12)	(43)	(36)
CMBS	(15)	-	(39)	-
ABS CDOs	-	-	(1)	(1)
Hybrid and redeemable preferred securities	-	-	(2)	(5)
Total fixed maturity securities	(40)	(17)	(91)	(88)

Equity securities:
Other financial services securities	-	-	-	(3)
Total equity securities	-	-	-	(3)
Gross OTTI recognized in net income (loss)	(40)	(17)	(91)	(91)
Associated amortization of DAC, VOBA, DSI and DFEL	10	6	22	27
Net OTTI recognized in net income (loss), pre-tax	$(30)	$(11)	$(69)	$(64)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$18	$-	$27	$22
Change in DAC, VOBA, DSI and DFEL	(3)	-	(6)	2
Net portion of OTTI recognized in OCI, pre-tax	$15	$-	$21	$24

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of June 30, 2011, and December 31, 2010, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2011, and December 31, 2010, 96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2011, and December 31, 2010, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.4 billion and $2.6 billion and a fair value of $2.3 billion and $2.4 billion, respectively.  As of June 30, 2011, and December 31, 2010, 88% and 91%, respectively, of the fair value of our ABS CDO portfolio was rated investment grade.  As of June 30, 2011, and December 31, 2010, the portion of our ABS CDO portfolio rated below investment grade had an amortized cost of $25 million and $24 million and fair value of $15 million and $16 million, respectively.  Based upon the analysis discussed above, we believed as of June 30, 2011, and December 31, 2010, that we would recover the amortized cost of each investment grade corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the six months ended June 30, 2011 and 2010, the recovery as a percentage of amortized cost was 98% and 80% for corporate bonds, respectively, and 0% for ABS CDOs for both periods.

Determination of Credit Losses on MBS

As of June 30, 2011, and December 31, 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$1,023	$1,023	$800	$800
Securities pledged under securities lending agreements (2)	200	192	199	192
Securities pledged under reverse repurchase agreements (3)	280	292	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	202	231	280	318
Investments pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	126	100	115
Total payables for collateral on investments	$1,805	$1,864	$1,659	$1,719

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

(5)
Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  We generally obtain collateral in an amount equal to 85% to 95% of the fair value of the FHLBI securities.  The cash received in these transactions is typically invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Six
	Months Ended
	June 30,
	2011	2010
Collateral payable held for derivative investments	$223	$804
Securities pledged under securities lending agreements	1	(313)
Securities pledged under reverse repurchase agreements	-	(9)
Securities pledged for TALF	(78)	(13)
Total increase (decrease) in payables for collateral on investments	$146	$469

Investment Commitments

As of June 30, 2011, our investment commitments were $760 million, which included $271 million of limited partnerships (“LPs”), $261 million of private placements and $228 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2011, and December 31, 2010, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.0 billion, or 6% of our invested assets portfolio and our investments in securities issued by Fannie Mae with a fair value of $2.8 billion and $2.9 billion, or 3% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of June 30, 2011, and December 31, 2010, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $7.1 billion and $6.7 billion, or 8% of our invested assets portfolio, respectively, and our investment securities in the CMO industry with a fair value of $6.1 billion and $6.5 billion, or 7% and 8% of our invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of June 30, 2011, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.

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

	As of June 30, 2011
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	150	$901	$24	$(85)	$-	$-
Forward-starting interest rate swaps (1)	1	39	-	(1)	-	-
Foreign currency swaps (1)	13	340	41	(20)	-	-
Reverse treasury locks (1)	10	1,300	-	(33)	-	-
Total cash flow hedges	174	2,580	65	(139)	-	-
Fair value hedges:
Interest rate swap agreements (2)	11	1,675	120	(37)	-	(83)
Total fair value hedges	11	1,675	120	(37)	-	(83)
Total derivative instruments
designated and qualifying as
hedging instruments	185	4,255	185	(176)	-	(83)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate futures (1)	9,796	1,617	-	-	-	-
Equity futures (1)	9,638	726	-	-	-	-
Interest rate swap agreements (1)	94	8,880	52	(494)	-	-
Credit default swaps (3)	8	125	-	-	-	(7)
Total return swaps (1)	12	915	1	(7)	-	-
Put options (1)	169	6,352	1,219	-	-	-
Call options (based on S&P 500) (1)	539	4,552	293	-	-	-
Variance swaps (1)	45	28	24	(38)	-	-
Currency futures (1)	29	4	-	-	-	-
Consumer price index swaps (1)	98	51	1	(1)	-	-
Interest rate cap corridors (1)	79	8,375	38	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(360)
Indexed annuity contracts (4)	141,509	-	-	-	-	(506)
GLB reserves (4)	322,398	-	-	-	595	(873)
Reinsurance related (5)	-	-	-	-	-	(119)
Total derivative instruments not
designated and not qualifying as
hedging instruments	484,420	31,625	1,628	(540)	595	(1,865)
Total derivative instruments	484,605	$35,880	$1,813	$(716)	$595	$(1,948)

	As of December 31, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
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

	Remaining Life as of June 30, 2011
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$24	$59	$264	$547	$7	$901
Forward-starting interest rate swaps	-	-	39	-	-	39
Foreign currency swaps	-	124	135	81	-	340
Reverse treasury locks	-	1,030	270	-	-	1,300
Total cash flow hedges	24	1,213	708	628	7	2,580
Fair value hedges:
Interest rate swap agreements	-	800	-	875	-	1,675
Total fair value hedges	-	800	-	875	-	1,675
Total derivative instruments
designated and qualifying as
hedging instruments	24	2,013	708	1,503	7	4,255
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate futures	1,617	-	-	-	-	1,617
Equity futures	726	-	-	-	-	726
Interest rate swap agreements	400	1,561	2,114	4,805	-	8,880
Credit default swaps	-	40	85	-	-	125
Total return swaps	615	300	-	-	-	915
Put options	-	1,664	4,688	-	-	6,352
Call options (based on S&P 500)	3,658	894	-	-	-	4,552
Variance swaps	-	3	25	-	-	28
Currency futures	4	-	-	-	-	4
Consumer price index swaps	4	15	13	17	2	51
Interest rate cap corridors	-	5,100	3,275	-	-	8,375
Total derivative instruments
not designated and not
qualifying as hedging
instruments	7,024	9,577	10,200	4,822	2	31,625
Total derivative instruments
with notional amounts	$7,048	$11,590	$10,908	$6,325	$9	$35,880

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2011	2010
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate swap agreements	(20)	(41)
Forward-starting interest rate swaps	(2)	-
Foreign currency swaps	5	3
Treasury locks	(19)	(29)
Fair value hedges:
Interest rate swap agreements	2	2
Change in foreign currency exchange rate adjustment	(14)	32
Change in DAC, VOBA, DSI and DFEL	1	3
Income tax benefit (expense)	17	11
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate swap agreements (1)	(5)	9
Foreign currency swaps (1)	1	1
Treasury locks (2)	(7)	(2)
Fair value hedges:
Interest rate swap agreements (2)	2	2
Associated amortization of DAC, VOBA, DSI and DFEL	1	(1)
Income tax benefit (expense)	3	(3)
Balance as of end-of-period	$(40)	$(14)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$(4)	$6	$(5)	$8
Foreign currency swaps (1)	(1)	-	1	1
Total cash flow hedges	(5)	6	(4)	9
Fair value hedges:
Interest rate swap agreements (2)	13	9	25	17
Total fair value hedges	13	9	25	17
Total derivative instruments designated
and qualifying as hedging instruments	8	15	21	26
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate futures (3)	13	179	(11)	214
Equity futures (3)	(10)	105	(54)	12
Interest rate swap agreements (3)	75	322	37	303
Foreign currency forwards (3)	-	-	-	43
Credit default swaps - fees (1)	-	-	-	1
Credit default swaps - marked-to-market (3)	(1)	(17)	2	(7)
Total return swaps (4)	(15)	47	(34)	51
Put options (3)	69	493	(102)	383
Call options (based on S&P 500) (3)	8	(79)	61	(43)
Variance swaps (3)	(4)	140	(41)	94
Currency futures (3)	(1)	8	(5)	(7)
Consumer price index swaps (3)	1	1	1	-
Interest rate cap corridors (1)	(10)	(11)	(16)	(11)
Embedded derivatives:
Deferred compensation plans (4)	(5)	9	(13)	1
Indexed annuity contracts (3)	6	56	54	15
GLB reserves (3)	(160)	(1,174)	130	(993)
Reinsurance related (3)	(28)	(46)	(18)	(62)
AFS securities (1)	-	(1)	1	-
Total derivative instruments not designated
and not qualifying as hedging instruments	(62)	32	(8)	(6)
Total derivative instruments	$(54)	$47	$13	$20

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The location in the Consolidated Statements of Income (Loss) where the gains (losses) are recorded for each of the derivative instruments discussed below is specified in the table above.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gain (loss) recognized as a component of OCI with the offset
to net investment income	$(4)	$7	$(4)	$10

As of June 30, 2011, $21 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three and six months ended June 30, 2011 and 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

As of June 30, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.

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

As of June 30, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

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

Derivative Instruments Designated and Qualifying as Fair Value Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Ineffective portion recognized in realized gain (loss)	$-	$-	$-	$1
Gain (loss) recognized as a component of OCI with the offset
to interest expense	1	1	2	2

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

Interest Rate Cap Agreements

We use interest rate cap agreements to provide a level of protection from the effect of rising interest rates for our annuity business, within our Annuities and Defined Contribution segments.  Interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates.  For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four.  Our interest rate cap agreements provide an economic hedge of our annuity business.

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

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of June 30, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	A	2	(4)	45
03/20/2017 (4)	(5)	(6)	BBB	2	(3)	40
				8	$(7)	$125

As of December 31, 2010
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB	3	(12)	65
03/20/2017 (4)	(5)	(6)	BBB-	2	(4)	40
				9	$(16)	$145

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 4 in our 2010 Form 10-K.
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
Maximum potential payout	$125	$145
Less:
Counterparty thresholds	-	10
Maximum collateral potentially required to post	$125	$135

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $8 million as of June 30, 2011, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

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

GLB Reserves Embedded Derivatives

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees, notably our GIB, 4LATER® and Lincoln Lifetime IncomeSMAdvantage features, have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  As of June 30, 2011, we had $32.6 billion of account values that were attributable to variable annuities with a GWB feature and $12.6 billion of account values that were attributable to variable annuities with a GIB feature.

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

Credit Risk
We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2011, the nonperformance risk adjustment was $8 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2011, the exposure was $139 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2011		As of December 31, 2010
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AAA	$11	$-	$1	$-
AA	131	-	99	-
AA-	130	-	65	-
A+	475	(58)	548	(76)
A	506	(265)	436	(223)
	$1,253	$(323)	$1,149	$(299)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 26% and 27% for the three and six months ended June 30, 2011, respectively.  The effective tax rate was 24% and 25% for the three and six months ended June 30, 2010, respectively.  The effective tax rate on pre-tax income (loss) from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	June 30,	December 31,
	2011	2010
Return of Net Deposits
Total account value	$55,648	$52,211
Net amount at risk (1)	591	816
Average attained age of contract holders	58 years	58 years
Minimum Return
Total account value (2)	$178	$187
Net amount at risk (1)	40	46
Average attained age of contract holders	71 years	70 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$23,757	$23,483
Net amount at risk (1)	1,633	2,183
Average attained age of contract holders	66 years	66 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing June 30, 2011, to December 31, 2010, was attributable primarily to the rise in equity markets and associated increase in the account values.

(2)	The decrease in total account value when comparing June 30, 2011, to December 31, 2010, was attributable primarily to an increase in contract surrender rates.

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

	For the Six
	Months Ended
	June 30,
	2011	2010
Balance as of beginning-of-year	$44	$71
Changes in reserves	16	81
Benefits paid	(19)	(46)
Balance as of end-of-period	$41	$106

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
Asset Type
Domestic equity	$37,280	$35,659
International equity	14,763	14,172
Bonds	17,256	15,913
Money market	6,016	5,725
Total	$75,315	$71,469

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 38% of permanent life insurance in force as of June 30, 2011, and approximately 51% of total sales for these products for the three and six months ended June 30, 2011.

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

10.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Series A Preferred Stock
Balance as of beginning-of-period	10,914	11,365	10,914	11,497
Conversion of convertible preferred stock (1)	(60)	-	(60)	(132)
Balance as of end-of-period	10,854	11,365	10,854	11,365

Series B Preferred Stock
Balance as of beginning-of-period	-	950,000	-	950,000
Issuance (redemption) of Series B preferred stock	-	(950,000)	-	(950,000)
Balance as of end-of-period	-	-	-	-

Common Stock
Balance as of beginning-of-period	313,456,824	302,467,034	315,718,554	302,223,281
Stock issued	-	14,137,615	-	14,137,615
Conversion of convertible preferred stock (1)	960	-	960	2,112
Stock compensation/issued for benefit plans	30,772	57,831	182,906	317,565
Retirement/cancellation of shares	(5,149,393)	-	(7,563,257)	(18,093)
Balance as of end-of-period	308,339,163	316,662,480	308,339,163	316,662,480

Common Stock as of End-of-Period
Assuming conversion of preferred stock	308,512,827	316,844,320	308,512,827	316,844,320
Diluted basis	316,821,550	325,852,768	316,821,550	325,852,768

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common, Series A and Series B preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share (“EPS”) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average shares, as used in basic calculation	311,391,263	304,483,369	313,192,667	303,358,882
Shares to cover exercise of outstanding warrants	10,150,292	13,049,451	10,150,292	13,049,451
Shares to cover conversion of preferred stock	174,603	181,840	174,613	182,645
Shares to cover non-vested stock	816,834	620,528	794,095	611,940
Average stock options outstanding during the period	633,711	824,066	796,792	802,341
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(3,846,217)	(5,015,012)	(3,758,105)	(5,221,717)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(400,374)	(535,667)	(517,329)	(525,529)
Shares repurchaseable from measured but
unrecognized stock option expense	(36,857)	(192,996)	(104,962)	(177,687)
Average deferred compensation shares	1,031,814	1,196,054	1,053,100	1,275,743
Weighted-average shares, as used in diluted calculation	319,915,069	314,611,633	321,781,163	313,356,069

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above.

We have participants in our deferred compensation plans, with the exception of the non-employee directors’ deferred compensation plan, who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three months and six months ended June 30, 2011 and 2010, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $1 million for the three months ended June 30, 2011, and $2 million for the three and six months ended June 30, 2010.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount.  These amounts are presented on our Consolidated Statements of Income (Loss).

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Six
	Months Ended
	June 30,
	2011	2010
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,072	$49
Cumulative effect from adoption of new accounting standards	-	181
Unrealized holding gains (losses) arising during the period	627	2,691
Change in foreign currency exchange rate adjustment	22	(32)
Change in DAC, VOBA, DSI and other contract holder funds	(132)	(1,070)
Income tax benefit (expense)	(185)	(573)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(38)	(27)
Reclassification adjustment for gains (losses) on derivatives included in net income (loss)	-	(2)
Associated amortization of DAC, VOBA, DSI and DFEL	(19)	(3)
Income tax benefit (expense)	20	11
Balance as of end-of-period	$1,441	$1,267
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(129)	$(115)
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(27)	(22)
Change in DAC, VOBA, DSI and DFEL	6	(2)
Income tax benefit (expense)	7	8
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	66	42
Change in DAC, VOBA, DSI and DFEL	(13)	(10)
Income tax benefit (expense)	(18)	(11)
Balance as of end-of-period	$(108)	$(110)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11
Unrealized holding gains (losses) arising during the period	(34)	(65)
Change in foreign currency exchange rate adjustment	(14)	32
Change in DAC, VOBA, DSI and DFEL	1	3
Income tax benefit (expense)	17	11
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(9)	10
Associated amortization of DAC, VOBA, DSI and DFEL	1	(1)
Income tax benefit (expense)	3	(3)
Balance as of end-of-period	$(40)	$(14)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$3
Foreign currency translation adjustment arising during the period	(6)	(2)
Income tax benefit (expense)	2	-
Balance as of end-of-period	$(3)	$1
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(181)	$(210)
Adjustment arising during the period	5	6
Income tax benefit (expense)	(2)	(2)
Balance as of end-of-period	$(178)	$(206)

11.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total realized gain (loss) related to certain investments (1)	$(34)	$(5)	$(51)	$(60)
Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs, and
trading securities (2)	(1)	(46)	9	(33)
Indexed annuity net derivative results: (3)
Gross gain (loss)	1	4	7	9
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)	(2)	(4)
Guaranteed living benefits: (4)
Gross gain (loss)	38	41	60	80
Associated amortization of DAC, VOBA, DSI and DFEL	(13)	(14)	(23)	(26)
Guaranteed death benefits: (5)
Gross gain (loss)	(4)	29	(15)	14
Associated amortization of DAC, VOBA, DSI and DFEL	-	(3)	1	(1)
Total realized gain (loss)	$(13)	$5	$(14)	$(21)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

12.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to time-vested shares), stock appreciation rights (“SARs”) and restricted stock units.

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Awards
10-year LNC stock options	-	459,093
Performance shares	-	215,137
SARs	-	106,966
Restricted stock units	60,314	511,404
Non-employee:
Agent stock options	-	95,571
Director stock options	-	32,560
Director restricted stock units	9,635	19,414

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$70,920	$70,920	$68,030	$68,030
VIEs' fixed maturity securities	593	593	584	584
Equity securities	144	144	197	197
Trading securities	2,625	2,625	2,596	2,596
Mortgage loans on real estate	6,871	7,444	6,752	7,183
Derivative investments	1,097	1,097	1,076	1,076
Other investments	1,001	1,001	1,038	1,038
Cash and invested cash	2,912	2,912	2,741	2,741
Separate account assets	88,846	88,846	84,630	84,630

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(506)	(506)	(497)	(497)
GLB reserves embedded derivatives	(278)	(278)	(408)	(408)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,156)	(1,156)	(1,119)	(1,119)
Account values of certain investment contracts	(26,832)	(27,628)	(26,130)	(27,142)
Short-term debt (1)	(251)	(257)	(351)	(364)
Long-term debt	(5,729)	(5,858)	(5,399)	(5,512)
Reinsurance related embedded derivatives	(119)	(119)	(102)	(102)
VIEs' liabilities - derivative instruments	(198)	(198)	(209)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives	(360)	(360)	(363)	(363)
Credit default swaps	(7)	(7)	(16)	(16)

(1)	The difference between the carrying value and fair value of short-term debt as of June 30, 2011, and December 31, 2010, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2011, and December 31, 2010, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2011, or December 31, 2010, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of the 2010 Form 10-K:

	As of June 30, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$61	$53,196	$1,573	$54,830
U.S. Government bonds	235	3	2	240
Foreign government bonds	-	498	96	594
MBS:
CMOs	-	5,351	28	5,379
MPTS	-	3,016	133	3,149
CMBS	-	1,753	53	1,806
ABS CDOs	-	-	126	126
State and municipal bonds	-	3,479	-	3,479
Hybrid and redeemable preferred securities	25	1,186	106	1,317
VIEs' fixed maturity securities	-	593	-	593
Equity AFS securities:
Banking securities	-	2	-	2
Insurance securities	3	-	30	33
Other financial services securities	-	9	22	31
Other securities	34	-	44	78
Trading securities	2	2,552	71	2,625
Derivative investments	-	(395)	1,492	1,097
Cash and invested cash	-	2,912	-	2,912
Separate account assets	-	88,846	-	88,846
Total assets	$360	$163,001	$3,776	$167,137

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(506)	$(506)
GLB reserves embedded derivatives	-	-	(278)	(278)
Long-term debt - interest rate swap agreements	-	(83)	-	(83)
Reinsurance related embedded derivatives	-	(119)	-	(119)
VIEs' liabilities - derivative instruments	-	-	(198)	(198)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(360)	(360)
Credit default swaps	-	-	(7)	(7)
Total liabilities	$-	$(202)	$(1,349)	$(1,551)

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

	For the Three Months Ended June 30, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,806	$23	$33	$(200)	$(89)	$1,573
U.S. Government bonds	2	-	-	-	-	2
Foreign government bonds	100	-	(4)	-	-	96
MBS:
CMOs	22	(1)	1	6	-	28
MPTS	93	-	2	38	-	133
CMBS	64	(22)	24	(12)	(1)	53
ABS:
ABS CDOs	136	-	2	(12)	-	126
Hybrid and redeemable
preferred securities	124	-	4	-	(22)	106
Equity AFS securities:
Insurance securities	28	-	-	2	-	30
Other financial services securities	22	-	-	-	-	22
Other securities	46	-	(2)	-	-	44
Trading securities	71	-	4	(1)	(3)	71
Derivative investments	1,439	62	7	(16)	-	1,492
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(528)	6	-	16	-	(506)
GLB reserves embedded derivatives	(118)	(160)	-	-	-	(278)
VIEs' liabilities - derivative
instruments (5)	(203)	5	-	-	-	(198)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(357)	(5)	-	2	-	(360)
Credit default swaps (7)	(6)	(1)	-	-	-	(7)
Total, net	$2,741	$(93)	$71	$(177)	$(115)	$2,427

	For the Three Months Ended June 30, 2010
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,281	$(5)	$21	$(11)	$(377)	$1,909
U.S. Government bonds	2	-	-	-	2	4
Foreign government bonds	90	-	2	-	-	92
MBS:
CMOs	31	(1)	1	(1)	(1)	29
MPTS	174	-	3	(76)	-	101
CMBS	250	(2)	10	(17)	(122)	119
ABS:
ABS CDOs	159	-	1	(5)	1	156
State and municipal bonds	-	-	-	20	-	20
Hybrid and redeemable
preferred securities	135	8	(12)	(38)	-	93
Equity AFS securities:
Insurance securities	30	-	(4)	-	-	26
Other financial services securities	27	-	(4)	-	-	23
Other securities	34	-	-	-	-	34
Trading securities	75	-	6	(2)	(2)	77
Derivative investments	1,281	620	5	99	-	2,005
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(457)	56	-	18	-	(383)
GLB reserves embedded derivatives	(495)	(1,174)	-	-	-	(1,669)
VIEs' liabilities - derivative
instruments (5)	(229)	(68)	-	-	-	(297)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(300)	9	-	(28)	-	(319)
Credit default swaps (7)	(44)	(17)	-	31	-	(30)
Total, net	$3,044	$(574)	$29	$(10)	$(499)	$1,990

	For the Six Months Ended June 30, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$23	$44	$(221)	$(89)	$1,573
U.S. Government bonds	2	-	-	-	-	2
Foreign government bonds	113	-	3	(3)	(17)	96
MBS:
CMOs	23	(3)	3	5	-	28
MPTS	96	-	1	36	-	133
CMBS	109	(45)	54	(64)	(1)	53
ABS:
ABS CDOs	172	14	(9)	(51)	-	126
Hybrid and redeemable
preferred securities	119	(1)	5	-	(17)	106
Equity AFS securities:
Insurance securities	34	1	-	(5)	-	30
Other financial services securities	24	7	(1)	(8)	-	22
Other securities	34	-	2	6	2	44
Trading securities	76	-	2	(3)	(4)	71
Derivative investments	1,495	(84)	(11)	92	-	1,492
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(497)	54	-	(63)	-	(506)
GLB reserves embedded derivatives	(408)	130	-	-	-	(278)
VIEs' liabilities - derivative
instruments (5)	(209)	11	-	-	-	(198)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(363)	(13)	-	16	-	(360)
Credit default swaps (7)	(16)	2	-	7	-	(7)
Total, net	$2,620	$96	$93	$(256)	$(126)	$2,427

	For the Six Months Ended June 30, 2010
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(9)	$11	$(119)	$(44)	$1,909
U.S. Government bonds	3	-	-	(1)	2	4
Foreign government bonds	92	-	2	(3)	1	92
MBS:
CMOs	35	(2)	1	(3)	(2)	29
MPTS	101	-	4	(4)	-	101
CMBS	259	(2)	20	(36)	(122)	119
ABS:
CDOs	153	-	11	(11)	3	156
CLNs	322	-	278	-	(600)	-
State and municipal bonds	-	-	-	20	-	20
Hybrid and redeemable
preferred securities	156	3	(37)	(29)	-	93
Equity AFS securities:
Insurance securities	43	-	(4)	(13)	-	26
Other financial services securities	22	(3)	4	-	-	23
Other securities	23	-	-	11	-	34
Trading securities	91	1	(10)	(5)	-	77
Derivative investments	1,368	489	7	141	-	2,005
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(419)	15	-	21	-	(383)
GLB reserves embedded derivatives	(676)	(993)	-	-	-	(1,669)
VIEs' liabilities - derivative
instruments (5)	-	(72)	-	-	(225)	(297)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(332)	1	-	12	-	(319)
Credit default swaps (7)	(65)	(7)	-	42	-	(30)
Total, net	$3,246	$(579)	$287	$23	$(987)	$1,990

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

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(125)	$-	$(9)	$(88)	$(200)
MBS:
CMOs	7	-	-	(1)	-	6
MPTS	40	-	-	(2)	-	38
CMBS	-	(9)	-	(3)	-	(12)
ABS CDOs	-	-	-	(12)	-	(12)
Equity AFS securities:
Insurance securities	2	-	-	-	-	2
Trading securities	-	(1)	-	-	-	(1)
Derivative investments	107	(25)	(98)	-	-	(16)
Future contract benefits:
Indexed annuity contracts embedded
derivatives	(20)	-	-	36	-	16
Other liabilities:
Deferred compensation plans embedded
derivatives	-	-	-	2	-	2
Total, net	$158	$(160)	$(98)	$11	$(88)	$(177)

	For the Six Months Ended June 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$38	$(133)	$(1)	$(36)	$(89)	$(221)
Foreign government bonds	-	(3)	-	-	-	(3)
MBS:
CMOs	8	-	-	(3)	-	5
MPTS	40	-	-	(4)	-	36
CMBS	-	(53)	-	(11)	-	(64)
ABS CDOs	-	(33)	-	(18)	-	(51)
Equity AFS securities:
Insurance securities	2	(7)	-	-	-	(5)
Other financial services securities	-	(8)	-	-	-	(8)
Other securities	6	-	-	-	-	6
Trading securities	-	(1)	-	(2)	-	(3)
Derivative investments	275	(27)	(156)	-	-	92
Future contract benefits:
Indexed annuity contracts embedded
derivatives	(38)	-	-	(25)	-	(63)
Other liabilities:
Deferred compensation plans embedded
derivatives	-	-	-	16	-	16
Credit default swaps	-	7	-	-	-	7
Total, net	$331	$(258)	$(157)	$(83)	$(89)	$(256)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investments: (1)
Derivative investments	$62	$599	$(94)	$487
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	-	(78)	(4)	(5)
GLB reserves embedded derivatives	(108)	(1,130)	229	(910)
VIEs' liabilities - derivative instruments (1)	5	(68)	11	(72)
Other liabilities:
Deferred compensation plans embedded derivatives (2)	5	9	13	1
Credit default swaps (3)	(1)	(26)	1	(27)
Total, net	$(37)	$(694)	$156	$(526)

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended June 30, 2011			Ended June 30, 2010
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$21	$(110)	$(89)	$39	$(416)	$(377)
U.S. Government bonds	-	-	-	2	-	2
MBS:
CMOs	-	-	-	-	(1)	(1)
CMBS	-	(1)	(1)	3	(125)	(122)
ABS CDOs	-	-	-	1	-	1
Hybrid and redeemable preferred
securities	-	(22)	(22)	-	-	-
Trading securities	-	(3)	(3)	-	(2)	(2)
Total, net	$21	$(136)	$(115)	$45	$(544)	$(499)

	For the Six Months			For the Six Months
	Ended June 30, 2011			Ended June 30, 2010
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$34	(123)	$(89)	$143	(187)	$(44)
U.S. Government bonds	-	-	-	2	-	2
Foreign government bonds	-	(17)	(17)	1	-	1
MBS:
CMOs	-	-	-	-	(2)	(2)
CMBS	-	(1)	(1)	3	(125)	(122)
ABS:
CDOs	-	-	-	3	-	3
CLNs	-	-	-	-	(600)	(600)
Hybrid and redeemable preferred securities	4	(21)	(17)	-	-	-
Equity AFS securities:
Other securities	2	-	2	-	-	-
Trading securities	-	(4)	(4)	-	-	-
VIEs' liabilities - derivative instruments	-	-	-	(225)	-	(225)
Total, net	$40	$(166)	$(126)	$(73)	$(914)	$(987)

For the three and six months ended June 30, 2011, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available.  For the three and six months ended June 30, 2010, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available and the ABS CLNs transfer out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 were related to new accounting guidance that is discussed in Note 4 of our 2010 Form 10-K.  For the three and six months ended June 30, 2011 and 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

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

Insurance Solutions

The Insurance Solutions business provides its products through two segments:  Life Insurance and Group Protection.  The Life Insurance segment offers wealth protection and transfer opportunities through term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single (including corporate-owned UL and VUL and bank-owned UL and VUL) and survivorship versions of UL and VUL insurance products.  The Group Protection segment offers group life, disability and dental insurance to employers.  These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

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
▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC;

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$734	$645	$1,465	$1,275
Defined Contribution	260	245	523	486
Total Retirement Solutions	994	890	1,988	1,761
Insurance Solutions:
Life Insurance	1,229	1,135	2,376	2,264
Group Protection	501	470	979	915
Total Insurance Solutions	1,730	1,605	3,355	3,179
Other Operations	114	121	232	244
Excluded realized gain (loss), pre-tax	(35)	(11)	(58)	(52)
Amortization of deferred gain arising from reserve
changes on business sold through reinsurance, pre-tax	1	1	1	1
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	-	(1)	-	(1)
Total revenues	$2,804	$2,605	$5,518	$5,132

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$150	$116	$297	$235
Defined Contribution	42	36	91	72
Total Retirement Solutions	192	152	388	307
Insurance Solutions:
Life Insurance	152	151	319	288
Group Protection	26	23	51	44
Total Insurance Solutions	178	174	370	332
Other Operations	(22)	(36)	(59)	(73)
Excluded realized gain (loss), after-tax	(22)	(7)	(38)	(34)
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	-	1	1
Benefit ratio unlocking, after-tax	(1)	(31)	3	(25)
Income (loss) from continuing operations, after-tax	325	252	665	508
Income (loss) from discontinued operations, after-tax	-	3	-	31
Net income (loss)	$325	$255	$665	$539

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2011, compared with December 31, 2010, and the results of operations for the three and six months ended June 30, 2011, compared with the corresponding periods in 2010 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2011; and our current reports on Form 8-K filed in 2011.

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
▪
Change in the fair value of the embedded derivatives of our guaranteed living benefit (“GLB”) riders within our variable annuities accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) (“embedded derivative reserves”), net of the change in the fair value of the derivatives we own to hedge the changes in the embedded derivative reserves, the net of which is referred to as “GLB net derivative results”; and

▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“indexed annuity forward-starting option”);

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

•
Changes in or sustained low interest rates causing reductions of investment income, estimated gross profits relating to our variable annuity and universal life products, the margins of our subsidiaries’ fixed annuity and life insurance businesses and demand for their products;

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

•
Changes in GAAP, including convergence with International Financial Reporting Standards, as well as the methodologies, estimations and assumptions thereunder, that may result in unanticipated changes to our net income;

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

Current Market Conditions

Recent unfavorable market conditions including, but not limited to, the following concerns are weighing on and threatening the financial stability of the U.S. economy:

•	Uncertainty regarding the long-term effect of the recently passed Budget Control Act of 2011;
•
Revision of Standard and Poor’s (“S&P’s”) outlook on the long-term rating of the U.S. sovereign debt to negative from stable in April 2011 followed by placing the long-term and short-term debt ratings on watch with negative implications in July 2011; a credit rating review for the first time since 1996 by Moody’s Investors Service (“Moody’s”) followed by placing the ratings of the U.S. sovereign debt, Fannie Mae, Freddie Mac, the Federal Home Loan Bank System and the Farm Credit System on review for possible downgrade in July 2011; and warnings of possible downgrades of the U.S. sovereign debt by Fitch Ratings (“Fitch”) in June 2011;

•	Persistent high unemployment, shrinking unemployment benefits and weak job creation;
•	Slow and unpredictable U.S. housing market, as evidenced by the following:
▪
The S&P/Case-Shiller® U.S. national home price index confirmed in May 2011 a double-dip in home prices across much of the U.S. based on data through March 2011, as home prices fell to their mid-2002 levels, followed by an increase in home prices for two consecutive months due to seasonal demand based on data through May 2011; and

▪	U.S. home sales remained flat in June 2011, although contract cancellations, tight credit and tightened lending standards continued to constrain the housing market;
•	Stressed economic and political conditions in Europe;
•	Declining consumer confidence; and
•	Ongoing conflicts in the Middle East.

The Federal Reserve’s projections for the remainder of 2011 and 2012 announced in June 2011 reflect weak growth and a slowing economic recovery.  In the face of these economic challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution into new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

As a result of our focus on building strong liquidity and capital positions and improving earnings in our core businesses, Moody’s improved its outlook on our company to positive from stable on June 22, 2011.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2010 Form 10-K.

Significant Operational Matters

Earnings from Account Values

The Annuities and Defined Contribution segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  From December 31, 2010, to June 30, 2011, our account values were up $6.4 billion driven primarily by an increase in equity markets during the first six months of 2011 and positive net flows.

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

Issues and Outlook

For the remainder of 2011 and the near term, significant issues include:

•	Increased actions by government and regulatory authorities to introduce regulations that could have a significant effect on our earnings and/or business models;

•	Continuation of the low interest rate environment in comparison to historical periods;
•	Implementation of new accounting requirements in 2012 that could have a significant effect on the earnings and/or business models of companies within the insurance industry, including Lincoln; and
•	Loss ratios remaining at the high end of our long-term expectations in our Group Protection segment.

In the face of these issues and potential issues, we expect to focus on the following:

•	Closely monitoring our capital and liquidity positions taking into account the uncertain economic recovery and changing statutory accounting and reserving practices;
•
Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively in accordance with our pricing guidelines;

•	Taking actions to manage the risk of a continuation of lower interest rates;
•	Closely monitoring ongoing changes in the legal and regulatory environment;
•	Controlling our non-medical loss ratios through continued focus on claims risk management;
•	Increasing our product development activities together with identifying future product development initiatives;
•	Evaluating opportunities for strategic investments in our businesses to grow revenues and further spur productivity; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

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

As of June 30, 2011, our long-term separate account growth assumption rate is an immediate drop of approximately 15% and growth going forward of 9%, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, as this component is related primarily to underlying investments in equity funds within the separate accounts.  If we were to have unlocked our RTM assumption in the corridor as of June 30, 2011, we would have recorded a favorable prospective unlocking of approximately $400 million, pre-tax, for our Retirement Solutions business, and approximately $35 million, pre-tax, for our Insurance Solutions business, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.

Goodwill and Other Intangible Assets

As discussed in our 2010 Form 10-K, our stock price trading below book value requires us to evaluate and reassess each reporting period whether or not there is an indicator that would require us to perform an impairment test.  We believe that our stock price has been unfavorably affected by macroeconomic events and concerns about the economic recovery and other concerns about the global economy as discussed above in “Current Market Conditions” and continues to be lower than our book value.  We believe that our stock price is not representative of the underlying fair value of our reporting units and do not believe there is an indicator that requires us to perform an interim impairment test since our annual evaluation as of October 1, 2010.  However, we will continue to reassess each reporting period whether or not there is an indicator that would require us to perform an impairment test.

Investments

Investment Valuation

The following summarizes our investments carried at fair value by pricing source and the Fair Value Measurements and Disclosures Topic of the FASB ASC hierarchy level (in millions):

	As of June 30, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$360	$62,569	$-	$62,929
Priced by independent broker quotations	-	-	2,345	2,345
Priced by matrices	-	8,674	-	8,674
Priced by other methods (1)	-	-	1,431	1,431
Total	$360	$71,243	$3,776	$75,379

Percent of total	1%	94%	5%	100%

(1)	Represents primarily securities for which pricing models were used to compute the fair values.

For more information about the three-level hierarchy that we use to categorize our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2010 Form 10-K and Note 13.

As of June 30, 2011, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.  As of June 30, 2011, we only obtained multiple prices for 44 available-for-sale (“AFS”) and trading securities.  These multiple prices were related primarily to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.  As of June 30, 2011, we used broker quotes for 116 securities as our final price source, representing approximately 2% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K.

Guaranteed Living Benefits

As of June 30, 2011, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $992 million.  As of June 30, 2011, the sum of all GLB liabilities at fair value, excluding the non-performance risk (“NPR”) adjustment, and GDB reserves was $373 million, comprised of $332 million for GLB liabilities and $41 million for the GDB reserves.  The fair value of the hedge assets exceeded the estimated liabilities by $619 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 46% of our variable annuity account values contained a guaranteed withdrawal benefit (“GWB”) rider as of June 30, 2011.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  The increase in the equity markets over the recent months has decreased our existing liability.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of June 30, 2011, and June 30, 2010, 34% and 83% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of June 30, 2011, and June 30, 2010, was $853 million and $3.1 billion, respectively.  Our exposure before reinsurance for these same periods was $968 million and $3.5 billion, respectively.

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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Revenues
Insurance premiums	$594	$551	8%	$1,162	$1,083	7%
Insurance fees	900	793	13%	1,718	1,581	9%
Net investment income	1,181	1,120	5%	2,372	2,226	7%
Realized gain (loss):
Total OTTI losses on securities	(45)	(11)	NM	(90)	(88)	-2%
Portion of loss recognized in OCI	15	-	NM	21	24	-13%
Net OTTI losses on securities
recognized in earnings	(30)	(11)	NM	(69)	(64)	-8%
Realized gain (loss), excluding OTTI
losses on securities	17	16	6%	54	43	26%
Total realized gain (loss)	(13)	5	NM	(15)	(21)	29%
Amortization of deferred gain on business
sold through reinsurance	19	19	0%	38	38	0%
Other revenues and fees	123	117	5%	243	225	8%
Total revenues	2,804	2,605	8%	5,518	5,132	8%
Benefits and Expenses
Interest credited	625	614	2%	1,239	1,232	1%
Benefits	1,028	838	23%	1,862	1,617	15%
Underwriting, acquisition, insurance and
other expenses	638	754	-15%	1,362	1,467	-7%
Interest and debt expense	72	69	4%	144	137	5%
Total benefits and expenses	2,363	2,275	4%	4,607	4,453	3%
Income (loss) from continuing
operations before taxes	441	330	34%	911	679	34%
Federal income tax expense (benefit)	116	78	49%	246	171	44%
Income (loss) from continuing
operations	325	252	29%	665	508	31%
Income (loss) from discontinued
operations, net of federal
income taxes	-	3	-100%	-	31	-100%
Net income (loss)	$325	$255	27%	$665	$539	23%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$734	$645	14%	$1,465	$1,275	15%
Defined Contribution	260	245	6%	523	486	8%
Total Retirement Solutions	994	890	12%	1,988	1,761	13%
Insurance Solutions:
Life Insurance	1,229	1,135	8%	2,376	2,264	5%
Group Protection	501	470	7%	979	915	7%
Total Insurance Solutions	1,730	1,605	8%	3,355	3,179	6%
Other Operations	114	121	-6%	232	244	-5%
Excluded realized gain (loss), pre-tax	(35)	(11)	NM	(58)	(52)	-12%
Amortization of deferred gain arising
from reserve changes on business sold
through reinsurance, pre-tax	1	1	0%	1	1	0%
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	-	(1)	100%	-	(1)	100%
Total revenues	$2,804	$2,605	8%	$5,518	$5,132	8%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$150	$116	29%	$297	$235	26%
Defined Contribution	42	36	17%	91	72	26%
Total Retirement Solutions	192	152	26%	388	307	26%
Insurance Solutions:
Life Insurance	152	151	1%	319	288	11%
Group Protection	26	23	13%	51	44	16%
Total Insurance Solutions	178	174	2%	370	332	11%
Other Operations	(22)	(36)	39%	(59)	(73)	19%
Excluded realized gain (loss), after-tax	(22)	(7)	NM	(38)	(34)	-12%
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	-	NM	1	1	0%
Benefit ratio unlocking, after-tax	(1)	(31)	97%	3	(25)	112%
Income (loss) from continuing
operations, after-tax	325	252	29%	665	508	31%
Income (loss) from discontinued
operations, after-tax	-	3	-100%	-	31	-100%
Net income (loss)	$325	$255	27%	$665	$539	23%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Deposits
Retirement Solutions:
Annuities	$2,927	$2,823	4%	$5,566	$5,099	9%
Defined Contribution	1,199	1,374	-13%	2,540	2,681	-5%
Insurance Solutions - Life Insurance	1,274	1,063	20%	2,544	2,140	19%
Total deposits	$5,400	$5,260	3%	$10,650	$9,920	7%

Net Flows
Retirement Solutions:
Annuities	$700	$1,153	-39%	$1,183	$1,728	-32%
Defined Contribution	(178)	182	NM	(44)	291	NM
Insurance Solutions - Life Insurance	868	650	34%	1,689	1,252	35%
Total net flows	$1,390	$1,985	-30%	$2,828	$3,271	-14%

	As of June 30,
	2011	2010	Change
Account Values
Retirement Solutions:
Annuities	$88,840	$73,324	21%
Defined Contribution	40,287	35,040	15%
Insurance Solutions - Life Insurance	34,567	31,965	8%
Total account values	$163,694	$140,329	17%
Comparison of the Three Months Ended June 30, 2011 to 2010

Net income increased due primarily to the following:

•
Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of higher average account values driven by increases in the equity markets, and an increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force;

•
A $24 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees and a lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the second quarter of 2011, compared to a $21 million unfavorable retrospective unlocking during the second quarter of 2010:

▪
The favorable retrospective unlocking during the second quarter of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed;

▪
The lower amortization rate during the second quarter of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees and an overall shift in business mix towards products with lower deferrable expense rates; and

▪
The unfavorable retrospective unlocking during the second quarter of 2010 was due primarily to the increase in the change in GDB reserves due to our GDB benefit ratio unlocking, partially offset by higher equity markets and expense assessments and lower lapses than our model projections assumed;

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable;

▪
Higher prepayment and bond makewhole premiums, higher portfolio yields on surplus and more favorable investment income on alternative investments (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” and “Consolidated Investments – Alternative Investments” below for more information); and

▪	Reductions in crediting rates after the second quarter of 2010;
partially offset by:

▪	The decline in new money rates and interest rates in general; and
•
A $6 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during the second quarter of 2011 compared to a $5 million favorable prospective unlocking during the second quarter of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during the second quarter of 2011 was recorded in the Life Insurance segment and was due to a $4 million favorable unlocking from assumption changes and a $2 million favorable unlocking from model refinements; and

▪	The favorable prospective unlocking during the second quarter of 2010 was due to assumption changes in the Annuities segment.

The increase in net income was partially offset by the following:

•	Higher benefits, excluding unlocking, driven primarily by:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from continued growth in the business;
partially offset by:
▪
A decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets; and

▪	More favorable non-medical loss ratio experience within our Group Protection segment;
•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account values driving higher trail commissions;
▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to targets; and
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

partially offset by:
▪	Higher legal expenses in 2010; and
•	Realized losses in 2011 as compared to realized gains in 2010 attributable primarily to (see our discussion in “Realized Gain (Loss)” below for more information):
▪
Higher other-than-temporary impairment (“OTTI”) on our AFS mortgage-backed securities (“MBS”) securities due to continued weakness within the commercial and residential real estate market that affected select residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”); and

▪	Gains on GDB derivative results in 2010 as a result of the effect of unfavorable equity markets during 2010;
partially offset by:
▪
The realized loss related to certain derivative instruments and trading securities during the second quarter of 2010 attributable primarily to spreads widening on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities due to the decline in interest rates.

Comparison of the Six Months Ended June 30, 2011 to 2010

Net income increased due primarily to the following:

•
Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of higher average account values driven by increases in the equity markets, and an increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force;

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable;

▪
Higher prepayment and bond makewhole premiums, more favorable investment income on alternative investments and higher portfolio yields on surplus (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” and “Consolidated Investments – Alternative Investments” below for more information); and

▪	Reductions in crediting rates after the second quarter of 2010;
partially offset by:
▪	The decline in new money rates and interest rates in general;
•
A lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the first six months of 2011 and a $37 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first six months of 2011, compared to a $5 million favorable retrospective unlocking during the first six months of 2010:
▪
The lower amortization rate during the first six months of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees and an overall shift in business mix towards products with lower deferrable expense rates;

▪
The favorable retrospective unlocking during the first six months of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed, partially offset by lower premiums received than our model projections assumed; and

▪
The favorable retrospective unlocking during the first six months of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed, partially offset by the increase in the change in GDB reserves due to our GDB benefit ratio unlocking; and

•
The realized loss related to certain derivative instruments and trading securities during the first six months of 2010 attributable primarily to spreads widening on corporate credit default swaps, which affected the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities due to the decline in interest rates.

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

▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first six months of 2011;
partially offset by:
▪	Higher legal expenses during the first six months of 2010;
•	Higher benefits, excluding unlocking, driven primarily by:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from continued growth in the business;
partially offset by:
▪
A decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets and favorable mortality experience on single-premium immediate annuities; and

▪	More favorable non-medical loss ratio experience within our Group Protection segment;
•
Income from discontinued operations of $31 million during the first six months of 2010 related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations); and

•
A $20 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first six months of 2011 compared to a $26 million favorable prospective unlocking during the first six months of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during the first six months of 2011 was recorded in the Life Insurance segment and was due to a $19 million favorable unlocking from model refinements and a $1 million favorable unlocking from assumption changes; and

▪	The favorable prospective unlocking during the first six months of 2010 was due to assumption changes in the Annuities segment.

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

Annuities

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums (1)	$22	$10	120%	$45	$20	125%
Insurance fees	321	270	19%	631	530	19%
Net investment income	278	272	2%	566	542	4%
Operating realized gain (loss)	22	16	38%	43	31	39%
Other revenues and fees (2)	91	77	18%	180	152	18%
Total operating revenues	734	645	14%	1,465	1,275	15%
Operating Expenses
Interest credited	178	177	1%	352	353	0%
Benefits	43	41	5%	78	85	-8%
Underwriting, acquisition, insurance
and other expenses	326	282	16%	659	542	22%
Total operating expenses	547	500	9%	1,089	980	11%
Income (loss) from operations before
taxes	187	145	29%	376	295	27%
Federal income tax expense (benefit)	37	29	28%	79	60	32%
Income (loss) from operations	$150	$116	29%	$297	$235	26%

(1)	Includes primarily our single premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended June 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $30 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders and a lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the second quarter of 2011, compared to a $21 million favorable retrospective unlocking during the second quarter of 2010:

▪
The favorable retrospective unlocking during the second quarter of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed;

▪	The lower amortization rate during the second quarter of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees; and
▪	The favorable retrospective unlocking during the second quarter of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed; and
•
Lower benefits, excluding SPIA (see footnote one above), due primarily to a decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets.

The increase in income from operations was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the second quarter of 2011; and
•
A $5 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the second quarter of 2010 from assumption changes due to revising the estimate in our models for rider fees related to our annuity products with living benefit guarantees.

Comparison of the Six Months Ended June 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $56 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders and a lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the first six months of 2011, compared to a $44 million favorable retrospective unlocking during the first six months of 2010:

▪
The favorable retrospective unlocking during the first six months of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed;

▪	The lower amortization rate during the first six months of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees; and
▪	The favorable retrospective unlocking during the first six months of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
•
Lower benefits, excluding SPIA (see footnote one above), due primarily to a decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets and favorable mortality experience on single-premium immediate annuities; and

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable since the second quarter of 2010; and

▪
Higher prepayment and bond makewhole premiums, an increase in surplus investments allocated to this segment, higher portfolio yields on surplus and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” and “Consolidated Investments – Alternative Investments” below for more information);

partially offset by:
▪	The decline in new money rates and interest rates in general.

The increase in income from operations was partially offset by the following:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first six months of 2011; and
•
A $26 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first six months of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees.

Additional Information

During 2010, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business.  We have other blocks of business that we intend to convert.  Although we expect some differences to emerge as a result of the planned conversion of the other blocks of business, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.  In the third quarter of each year, we also conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity products with living benefit and death benefit guarantees.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and

DFEL” in our 2010 Form 10-K for a detailed discussion of our prospective unlocking process and information on our actuarial system conversion.

We expect higher expenses for this segment for the remainder of 2011 than was experienced in the first half of 2011.  The expected increase is attributable primarily to expected increases in investments in strategic initiatives.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the three and six months ended June 30, 2011, compared to 7% for the corresponding periods in 2010.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Insurance Fees
Mortality, expense and other assessments	$325	$273	19%	$636	$536	19%
Surrender charges	10	10	0%	20	20	0%
DFEL:
Deferrals	(19)	(20)	5%	(35)	(37)	5%
Amortization, net of interest:
Retrospective unlocking	(1)	1	NM	(1)	-	NM
Amortization, net of interest,
excluding unlocking	6	6	0%	11	11	0%
Total insurance fees	$321	$270	19%	$631	$530	19%

	As of June 30,
	2011	2010	Change
Account Values
Variable portion of variable annuities	$68,551	$53,921	27%
Fixed portion of variable annuities	3,286	3,896	-16%
Total variable annuities	71,837	57,817	24%
Fixed annuities, including indexed	17,938	16,501	9%
Fixed annuities ceded to reinsurers	(935)	(994)	6%
Total fixed annuities	17,003	15,507	10%
Total account values	$88,840	$73,324	21%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Averages
Daily variable account values, excluding
the fixed portion of variable	$68,262	$56,788	20%	$67,365	$56,301	20%

Daily S&P 500 Index® (“S&P 500”)	1,318.52	1,134.42	16%	1,310.42	1,127.97	16%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Flows on Account Values
Variable portion of variable annuity
deposits	$1,620	$1,322	23%	$3,143	$2,460	28%
Variable portion of variable annuity
withdrawals	(1,702)	(1,214)	-40%	(3,345)	(2,429)	-38%
Variable portion of variable annuity
net flows	(82)	108	NM	(202)	31	NM
Fixed portion of variable annuity deposits	736	864	-15%	1,397	1,591	-12%
Fixed portion of variable annuity
withdrawals	(88)	(102)	14%	(177)	(200)	12%
Fixed portion of variable annuity net
flows	648	762	-15%	1,220	1,391	-12%
Total variable annuity deposits	2,356	2,186	8%	4,540	4,051	12%
Total variable annuity withdrawals	(1,790)	(1,316)	-36%	(3,522)	(2,629)	-34%
Total variable annuity net flows	566	870	-35%	1,018	1,422	-28%
Fixed indexed annuity deposits	480	522	-8%	858	846	1%
Fixed indexed annuity withdrawals	(153)	(111)	-38%	(311)	(235)	-32%
Fixed indexed annuity net flows	327	411	-20%	547	611	-10%
Other fixed annuity deposits	91	115	-21%	168	202	-17%
Other fixed annuity withdrawals	(284)	(243)	-17%	(550)	(507)	-8%
Other fixed annuity net flows	(193)	(128)	-51%	(382)	(305)	-25%
Total annuity deposits	2,927	2,823	4%	5,566	5,099	9%
Total annuity withdrawals	(2,227)	(1,670)	-33%	(4,383)	(3,371)	-30%
Total annuity net flows	$700	$1,153	-39%	$1,183	$1,728	-32%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Other Changes to Account Values
Change in market value on variable,
excluding the fixed portion of variable	$147	$(4,802)	103%	$2,364	$(3,050)	178%
Transfers to the variable portion of
variable annuity products from the fixed
portion of variable annuity products	699	800	-13%	1,531	1,572	-3%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$245	$245	0%	$493	$493	0%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	5	4	25%	17	5	240%
Surplus investments (2)	28	23	22%	56	44	27%
Total net investment income	$278	$272	2%	$566	$542	4%

Interest Credited
Amount provided to contract holders	$176	$183	-4%	$346	$365	-5%
DSI deferrals	(9)	(18)	50%	(18)	(37)	51%
Interest credited before DSI
amortization	167	165	1%	328	328	0%
DSI amortization:
Retrospective unlocking	(4)	(2)	-100%	(6)	(4)	-50%
Amortization, excluding unlocking	15	14	7%	30	29	3%
Total interest credited	$178	$177	1%	$352	$353	0%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.19%	5.47%	(28)	5.24%	5.54%	(30)
Commercial mortgage loan prepayment
and bond make whole premiums	0.11%	0.09%	2	0.18%	0.06%	12
Net investment income yield on reserves	5.30%	5.56%	(26)	5.42%	5.60%	(18)
Interest rate credited to contract holders	3.38%	3.51%	(13)	3.34%	3.51%	(17)
Interest rate spread	1.92%	2.05%	(13)	2.08%	2.09%	(1)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Other Information
Average invested assets on reserves	$18,892	$17,970	5%	$18,841	$17,814	6%
Average fixed account values, including
the fixed portion of variable	20,668	19,754	5%	20,580	19,625	5%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	(699)	(800)	13%	(1,531)	(1,572)	3%
Net flows for fixed annuities, including
the fixed portion of variable	782	1,045	-25%	1,385	1,697	-18%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$125	$127	-2%	$237	$224	6%
Non-deferrable	68	50	36%	133	103	29%
General and administrative expenses	93	82	13%	180	160	13%
Taxes, licenses and fees	7	5	40%	15	13	15%
Total expenses incurred, excluding
broker-dealer	293	264	11%	565	500	13%
DAC deferrals	(166)	(164)	-1%	(315)	(296)	-6%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	127	100	27%	250	204	23%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	-	(8)	100%	-	(39)	100%
Retrospective unlocking	(33)	(20)	-65%	(62)	(47)	-32%
Amortization, net of interest,
excluding unlocking	142	132	8%	289	270	7%
Broker-dealer expenses incurred	90	78	15%	182	154	18%
Total underwriting, acquisition,
insurance and other expenses	$326	$282	16%	$659	$542	22%

DAC Deferrals
As a percentage of sales/deposits	5.7%	5.8%		5.7%	5.8%

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

Defined Contribution

Income (Loss) from Operations

Details underlying the results for Defined Contribution (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance fees	$55	$49	12%	$110	$100	10%
Net investment income	200	191	5%	405	377	7%
Other revenues and fees (1)	5	5	0%	8	9	-11%
Total operating revenues	260	245	6%	523	486	8%
Operating Expenses
Interest credited	109	110	-1%	217	220	-1%
Benefits	-	-	NM	-	2	-100%
Underwriting, acquisition, insurance and
other expenses	91	85	7%	176	164	7%
Total operating expenses	200	195	3%	393	386	2%
Income (loss) from operations before
taxes	60	50	20%	130	100	30%
Federal income tax expense (benefit)	18	14	29%	39	28	39%
Income (loss) from operations	$42	$36	17%	$91	$72	26%

(1)	Consists primarily of mutual fund account program fees for mid-to-large employers.

Comparison of the Three Months Ended June 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven primarily by:
▪	Higher prepayment and bond makewhole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information);
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to interest credited to contract holders and transfers from variable to fixed, partially offset by negative net flows, since the second quarter of 2010; and

▪	Reductions in crediting rates after the second quarter of 2010;
•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates and negative net flows; and

•
A $2 million unfavorable retrospective unlocking of DAC, VOBA and DSI during the second quarter of 2010 due primarily to higher lapses than our model projections assumed, partially offset by higher equity markets than our model projections assumed.

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to the following:

•
Investments in strategic initiatives related to updating information technology and expanding distribution and support during the second quarter of 2011, as discussed in “Additional Information” below; and

•	Higher account values driving higher trail commissions.

Comparison of the Six Months Ended June 30, 2011 to 2010

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

▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to interest credited to contract holders and transfers from variable to fixed, partially offset by negative net flows, since the second quarter of 2010; and

▪	Reductions in crediting rates after the second quarter of 2010;
•
A lower DAC, VOBA and DSI amortization rate, net of interest and excluding unlocking, and a $2 million favorable retrospective unlocking of DAC, VOBA and DSI during the first six months of 2011, compared to a $3 million unfavorable retrospective unlocking during the first six months of 2010:

▪
The lower amortization rate during the first six months of 2011 was due primarily to an overall shift in business mix towards products with lower deferrable expense rates for this segment and no VOBA amortization during the first six months of 2011 as our VOBA balance became fully amortized during the fourth quarter of 2010;

▪	The favorable retrospective unlocking during the first six months of 2011 was due primarily to higher equity markets and prepayment and bond makewhole premiums than our model projections assumed; and
▪
The unfavorable retrospective unlocking during the first six months of 2010 was due primarily to higher lapses than our model projections assumed, partially offset by higher equity markets than our model projections assumed; and

•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to the following:

•
Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first six months of 2011, as discussed in “Additional Information” below; and

•	Higher account values driving higher trail commissions.

Additional Information

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA and DSI.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2010 Form 10-K for a detailed discussion of our prospective unlocking process.

We expect to continue to make investments in strategic initiatives during the remainder of 2011 similar to those made in the second quarter of 2011.

Net flows in this business fluctuate based on the timing of larger plans rolling onto our platform and rolling off over the course of the year, and we expect this trend will continue for the remainder of 2011.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 13% and 12% for the three and six months ended June 30, 2011, compared to 11% and 12% for the corresponding periods in 2010.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 41% and 43% as of June 30, 2011, and 2010, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Insurance Fees
Annuity expense assessments	$46	$41	12%	$93	$85	9%
Mutual fund fees	8	7	14%	16	13	23%
Total expense assessments	54	48	13%	109	98	11%
Surrender charges	1	1	0%	1	2	-50%
Total insurance fees	$55	$49	12%	$110	$100	10%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
Averages	2011	2010	Change	2011	2010	Change
Daily variable annuity account values,
excluding the fixed portion of variable	$14,284	$12,855	11%	$14,231	$12,882	10%

Daily S&P 500	1,318.52	1,134.42	16%	1,310.42	1,127.97	16%

	As of June 30,
	2011	2010	Change
Account Values
Variable portion of variable annuities	$14,254	$11,967	19%
Fixed portion of variable annuities	6,178	6,114	1%
Total variable annuities	20,432	18,081	13%
Fixed annuities	6,847	6,466	6%
Total annuities	27,279	24,547	11%
Mutual funds (1)	13,008	10,493	24%
Total annuities and mutual funds	$40,287	$35,040	15%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$6,594	$5,966	11%	$6,396	$5,863	9%
Gross deposits	315	265	19%	641	607	6%
Withdrawals and deaths	(325)	(334)	3%	(709)	(756)	6%
Net flows	(10)	(69)	86%	(68)	(149)	54%
Transfers between fixed and variable
accounts	-	-	NM	(6)	(1)	NM
Investment increase and change in market
value	(18)	(353)	95%	244	(169)	244%
Balance as of end-of-period	$6,566	$5,544	18%	$6,566	$5,544	18%

Total Mid – Large Segment:
Balance as of beginning-of-period	$17,224	$14,767	17%	$16,207	$13,653	19%
Gross deposits	704	920	-23%	1,535	1,689	-9%
Withdrawals and deaths	(657)	(455)	-44%	(1,055)	(805)	-31%
Net flows	47	465	-90%	480	884	-46%
Transfers between fixed and variable
accounts	(17)	12	NM	(38)	18	NM
Other (1)	-	-	NM	-	186	-100%
Investment increase and change in market
value	79	(860)	109%	684	(357)	292%
Balance as of end-of-period	$17,333	$14,384	21%	$17,333	$14,384	21%

Total Multi-Fund® and Other Variable
Annuities:
Balance as of beginning-of-period	$16,490	$15,966	3%	$16,221	$15,786	3%
Gross deposits	180	189	-5%	364	385	-5%
Withdrawals and deaths	(395)	(403)	2%	(820)	(829)	1%
Net flows	(215)	(214)	0%	(456)	(444)	-3%
Investment increase and change in market
value	113	(640)	118%	623	(230)	NM
Balance as of end-of-period	$16,388	$15,112	8%	$16,388	$15,112	8%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$40,308	$36,699	10%	$38,824	$35,302	10%
Gross deposits	1,199	1,374	-13%	2,540	2,681	-5%
Withdrawals and deaths	(1,377)	(1,192)	-16%	(2,584)	(2,390)	-8%
Net flows	(178)	182	NM	(44)	291	NM
Transfers between fixed and variable
accounts	(17)	12	NM	(44)	17	NM
Other (1)	-	-	NM	-	186	-100%
Investment increase and change in market
value	174	(1,853)	109%	1,551	(756)	NM
Balance as of end-of-period (2)	$40,287	$35,040	15%	$40,287	$35,040	15%

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

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Flows on Account Values
Variable portion of variable annuity
deposits	$393	$362	9%	$808	$803	1%
Variable portion of variable annuity
withdrawals	(516)	(527)	2%	(1,103)	(1,164)	5%
Variable portion of variable annuity
net flows	(123)	(165)	25%	(295)	(361)	18%
Fixed portion of variable annuity deposits	85	77	10%	162	157	3%
Fixed portion of variable annuity
withdrawals	(152)	(162)	6%	(328)	(329)	0%
Fixed portion of variable annuity
net flows	(67)	(85)	21%	(166)	(172)	3%
Total variable annuity deposits	478	439	9%	970	960	1%
Total variable annuity withdrawals	(668)	(689)	3%	(1,431)	(1,493)	4%
Total variable annuity net flows	(190)	(250)	24%	(461)	(533)	14%
Fixed annuity deposits	233	250	-7%	502	486	3%
Fixed annuity withdrawals	(285)	(244)	-17%	(445)	(418)	-6%
Fixed annuity net flows	(52)	6	NM	57	68	-16%
Total annuity deposits	711	689	3%	1,472	1,446	2%
Total annuity withdrawals	(953)	(933)	-2%	(1,876)	(1,911)	2%
Total annuity net flows	(242)	(244)	1%	(404)	(465)	13%
Mutual fund deposits	488	685	-29%	1,068	1,235	-14%
Mutual fund withdrawals	(424)	(259)	-64%	(708)	(479)	-48%
Mutual fund net flows	64	426	-85%	360	756	-52%
Total annuity and mutual fund
deposits	1,199	1,374	-13%	2,540	2,681	-5%
Total annuity and mutual fund
withdrawals	(1,377)	(1,192)	-16%	(2,584)	(2,390)	-8%
Total annuity and mutual
fund net flows	$(178)	$182	NM	$(44)	$291	NM

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Other Changes to Account Values
Change in market value on variable,
excluding the fixed portion of variable	$17	$(1,071)	102%	$712	$(556)	228%
Transfers to the variable portion of
variable annuity products from the fixed
portion of variable annuity products	(40)	(47)	15%	(90)	(69)	-30%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$179	$176	2%	$356	$349	2%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	7	1	NM	18	2	NM
Alternative investments (2)	-	1	-100%	1	1	0%
Surplus investments (3)	14	13	8%	30	25	20%
Total net investment income	$200	$191	5%	$405	$377	7%

Interest Credited	$109	$110	-1%	$217	$220	-1%
(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.55%	5.73%	(18)	5.58%	5.71%	(13)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.23%	0.04%	19	0.29%	0.03%	26
Alternative investments	0.01%	0.02%	(1)	0.02%	0.02%	-
Net investment income yield on reserves	5.79%	5.79%	-	5.89%	5.76%	13
Interest rate credited to contract holders	3.34%	3.51%	(17)	3.35%	3.55%	(20)
Interest rate spread	2.45%	2.28%	17	2.54%	2.21%	33

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Other Information
Average invested assets on reserves	$12,830	$12,342	4%	$12,738	$12,236	4%
Average fixed account values, including
the fixed portion of variable	13,000	12,524	4%	12,933	12,428	4%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	40	47	-15%	90	69	30%
Net flows for fixed annuities, including
the fixed portion of variable	(119)	(79)	-51%	(109)	(104)	-5%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$6	$7	-14%	$11	$13	-15%
Non-deferrable	11	9	22%	23	19	21%
General and administrative expenses	71	58	22%	134	111	21%
Taxes, licenses and fees	4	3	33%	9	7	29%
Total expenses incurred	92	77	19%	177	150	18%
DAC deferrals	(19)	(15)	-27%	(35)	(31)	-13%
Total expenses recognized before
amortization	73	62	18%	142	119	19%
DAC and VOBA amortization, net of
interest:
Retrospective unlocking	-	4	-100%	(3)	5	NM
Amortization, net of interest,
excluding unlocking	18	19	-5%	37	40	-8%
Total underwriting, acquisition,
insurance and other expenses	$91	$85	7%	$176	$164	7%

DAC Deferrals
As a percentage of annuity sales/deposits	2.7%	2.2%		2.4%	2.1%

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

Life Insurance

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums	$112	$108	4%	$220	$220	0%
Insurance fees	523	475	10%	975	953	2%
Net investment income	588	545	8%	1,167	1,075	9%
Other revenues and fees	6	7	-14%	14	16	-13%
Total operating revenues	1,229	1,135	8%	2,376	2,264	5%
Operating Expenses
Interest credited	307	299	3%	610	596	2%
Benefits	609	374	63%	1,057	773	37%
Underwriting, acquisition, insurance and
other expenses	87	241	-64%	236	472	-50%
Total operating expenses	1,003	914	10%	1,903	1,841	3%
Income (loss) from operations before
taxes	226	221	2%	473	423	12%
Federal income tax expense (benefit)	74	70	6%	154	135	14%
Income (loss) from operations	$152	$151	1%	$319	$288	11%

Comparison of the Three Months Ended June 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited attributable primarily to:
▪	Growth in business in force;
▪
More favorable investment income on alternative investments, including those within our surplus portfolio, and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Reductions in crediting rates after the second quarter of 2010, discussed in “Additional Information” below;
•	An increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force and higher surrender charges due to higher UL surrender rates and lapses; and
•
A $6 million favorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves during the second quarter of 2011 due to a $4 million favorable unlocking from assumption changes and a $2 million favorable unlocking from model refinements.

The increase in income from operations was partially offset by the following:

•	An increase in benefits, excluding unlocking, attributable primarily to:
▪	Higher death claims;
▪	An increase in secondary guarantee life insurance product reserves from model refinements and continued growth in the business; and
▪	An increase in traditional product reserves due to the harmonization of certain processes, partially offset by a correction to traditional product surrender benefits;
•
A $3 million favorable retrospective unlocking of DAC, VOBA and DFEL during the second quarter of 2010 due primarily to lower lapses than our model projections assumed, partially offset by lower premiums received than our model projections assumed; and

•	An increase in underwriting, acquisition, insurance and other underwriting expenses, excluding amortization of DAC and VOBA, attributable primarily to:
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

Comparison of the Six Months Ended June 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited attributable primarily to:
▪	Growth in business in force;
▪
More favorable investment income on alternative investments, including those within our surplus portfolio, and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Reductions in crediting rates after the second quarter of 2010, discussed in “Additional Information” below;
•	An increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force; and
•
A $20 million favorable prospective unlocking of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves during the first six months of 2011 due to an $18 million favorable unlocking from model refinements and a $2 million favorable unlocking from assumption changes.

The increase in income from operations was partially offset by the following:

•	An increase in benefits, excluding unlocking, attributable primarily to:
▪	Higher death claims;
▪	An increase in secondary guarantee life insurance product reserves from model refinements and continued growth in the business; and
▪	An increase in traditional product reserves due to the harmonization of certain processes, partially offset by a correction to traditional product surrender benefits;
•	A $12 million unfavorable retrospective unlocking of DAC, VOBA and DFEL compared to a $1 million unfavorable retrospective unlocking during the first six months of 2010:
▪	The unfavorable retrospective unlocking during the first six months of 2011 was due primarily to lower premiums received than our model projections assumed; and
▪
The unfavorable retrospective unlocking during the first six months of 2010 was due primarily to lower premiums received and investment income on alternative investments and prepayment and bond makewhole premiums and higher death claims than our model projections assumed, partially offset by lower lapses and expenses than our model projections assumed; and

•	An increase in underwriting, acquisition, insurance and other underwriting expenses, excluding amortization of DAC and VOBA, attributable primarily to:
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

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Products containing secondary guarantees require reserves calculated under Actuarial Guideline 38, or The Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”).  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed further below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions with long-term structured solutions.  We have introduced secondary guarantee UL products that are more capital efficient, designed to reduce our dependency on such reinsurance solutions.

Included in the letters of credit (“LOCs”) issued as of June 30, 2011, and reported in the credit facilities table in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.4 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $600 million was issued for UL business with secondary guarantees through 2015 and approximately $800 million was issued for term business through 2023.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves if such structures are not available.  See “Part I – Item 1A. Risk Factors – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2010 Form 10-K for further information on XXX reserves.  See the table in “Underwriting, Acquisition, Insurance and Other Expenses” below for the presentation of our expenses associated with reserve financing.  We expect these expenses will approximately double in 2011 as compared to the level we experienced in 2010 as a result of higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our expectation to execute additional reserve financing arrangements.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform for a significant portion of this segment’s blocks of business.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.  In the third quarter of each year, we also conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2010 Form 10-K for a detailed discussion of our prospective unlocking process and information on our actuarial system conversion.

We expect higher expenses for this segment for the remainder of 2011 than was experienced in the first half of 2011.  The expected increase is attributable primarily to expected increases in investments in strategic initiatives.

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  During the second quarter of 2011, we refinanced the reverse treasury locks that we had executed during the fourth quarter of 2010 on $1.0 billion of assets backing our secondary guarantee business.  We also executed reverse treasury locks on an additional $300 million, for a total of $1.3 billion of assets backing our secondary guarantee business at rates in excess of those required by product pricing.  We entered into these reverse treasury locks to hedge cash flows over 2012 to 2016.  On January 1, 2011, we implemented a 65 basis point decrease in crediting rates on most interest-sensitive products not already at contractual guarantees, which reduced overall crediting rates by approximately 7 basis points.  During the third quarter of 2010, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  This assumption revision had the effect of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, which results in higher DAC, VOBA and DFEL amortization and lower earnings for this segment.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Insurance Fees
Mortality assessments	$327	$325	1%	$651	$643	1%
Expense assessments	234	192	22%	464	392	18%
Surrender charges	29	24	21%	53	55	-4%
DFEL:
Deferrals	(116)	(114)	-2%	(242)	(232)	-4%
Amortization, net of interest:
Prospective unlocking - assumption
changes	19	-	NM	17	-	NM
Prospective unlocking - model
refinements	(14)	-	NM	(32)	-	NM
Retrospective unlocking	5	7	-29%	(6)	15	NM
Amortization, net of interest,
excluding unlocking	39	41	-5%	70	80	-13%
Total insurance fees	$523	$475	10%	$975	$953	2%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Sales by Product
UL:
Excluding MoneyGuard®	$83	$78	6%	$168	$168	0%
MoneyGuard®	39	23	70%	73	41	78%
Total UL	122	101	21%	241	209	15%
VUL	11	10	10%	21	17	24%
COLI and BOLI	10	10	0%	27	17	59%
Term	14	19	-26%	27	39	-31%
Total sales	$157	$140	12%	$316	$282	12%

Net Flows
Deposits	$1,274	$1,063	20%	$2,544	$2,140	19%
Withdrawals and deaths	(406)	(413)	2%	(855)	(888)	4%
Net flows	$868	$650	34%	$1,689	$1,252	35%

Contract holder assessments	$815	$752	8%	$1,621	$1,515	7%

	As of June 30,
	2011	2010	Change
Account Values
UL	$26,990	$25,425	6%
VUL	5,300	4,284	24%
Interest-sensitive whole life	2,277	2,256	1%
Total account values	$34,567	$31,965	8%

In-Force Face Amount
UL and other	$302,205	$293,013	3%
Term insurance	268,520	259,450	3%
Total in-force face amount	$570,725	$552,463	3%

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

UL and VUL products with secondary guarantees represented approximately 38% of interest-sensitive life insurance in force as of June 30, 2011, and approximately 51% and 50% of sales for the three and six months ended June 30, 2011, respectively.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$522	$500	4%	$1,040	$988	5%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	11	6	83%	15	10	50%
Alternative investments (2)	23	14	64%	48	27	78%
Surplus investments (3)	32	25	28%	64	50	28%
Total net investment income	$588	$545	8%	$1,167	$1,075	9%

Interest Credited	$307	$299	3%	$610	$596	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.82%	5.91%	(9)	5.86%	5.86%	-
Commercial mortgage loan prepayment
and bond makewhole premiums	0.14%	0.07%	7	0.09%	0.06%	3
Alternative investments	0.29%	0.19%	10	0.31%	0.19%	12
Net investment income yield on
reserves	6.25%	6.17%	8	6.26%	6.11%	15
Interest rate credited to contract holders	4.09%	4.18%	(9)	4.09%	4.18%	(9)
Interest rate spread	2.16%	1.99%	17	2.17%	1.93%	24

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	6.00%	6.11%	(11)	5.95%	6.18%	(23)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.00%	0.04%	(4)	0.05%	0.02%	3
Alternative investments	0.00%	0.01%	(1)	0.01%	0.01%	-
Net investment income yield on
reserves	6.00%	6.16%	(16)	6.01%	6.21%	(20)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$31,488	$29,235	8%	$31,140	$29,003	7%
Account values - universal and whole life	29,817	28,306	5%	29,629	28,178	5%

Attributable to traditional products:
Invested assets on reserves	4,285	4,469	-4%	4,279	4,488	-5%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Benefits
Death claims direct and assumed	$721	$614	17%	$1,420	$1,280	11%
Death claims ceded	(351)	(284)	-24%	(669)	(581)	-15%
Reserves released on death	(105)	(106)	1%	(237)	(223)	-6%
Net death benefits	265	224	18%	514	476	8%
Change in secondary guarantee life
insurance product reserves:
Prospective unlocking - assumption
changes	18	-	NM	29	-	NM
Prospective unlocking - model
refinements	129	-	NM	162	-	NM
Change in reserves, excluding
unlocking	125	52	140%	234	128	83%
Other benefits (1)	72	98	-27%	118	169	-30%
Total benefits	$609	$374	63%	$1,057	$773	37%

Death claims per $1,000 of in-force	1.86	1.63	14%	1.81	1.74	4%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$166	$151	10%	$339	$318	7%
General and administrative expenses	114	105	9%	227	208	9%
Expenses associated with reserve
financing	14	7	100%	28	12	133%
Taxes, licenses and fees	35	27	30%	70	59	19%
Total expenses incurred	329	290	13%	664	597	11%
DAC and VOBA deferrals	(232)	(208)	-12%	(467)	(431)	-8%
Total expenses recognized before
amortization	97	82	18%	197	166	19%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	(6)	-	NM	(14)	-	NM
Prospective unlocking - model
refinements	(145)	-	NM	(223)	-	NM
Retrospective unlocking	5	2	150%	13	17	-24%
Amortization, net of interest,
excluding unlocking	135	156	-13%	261	287	-9%
Other intangible amortization	1	1	0%	2	2	0%
Total underwriting, acquisition,
insurance and other expenses	$87	$241	-64%	$236	$472	-50%

DAC and VOBA Deferrals
As a percentage of sales	147.8%	148.6%		147.8%	152.8%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the three and six months ended June 30, 2011 and 2010, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales attributable primarily to changes in sales mix to products with lower commission rates.

Group Protection

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums	$460	$434	6%	$897	$843	6%
Net investment income	38	34	12%	78	68	15%
Other revenues and fees	3	2	50%	4	4	0%
Total operating revenues	501	470	7%	979	915	7%
Operating Expenses
Interest credited	1	1	0%	2	2	0%
Benefits	345	333	4%	672	644	4%
Underwriting, acquisition, insurance and
other expenses	115	101	14%	227	202	12%
Total operating expenses	461	435	6%	901	848	6%
Income (loss) from operations before
taxes	40	35	14%	78	67	16%
Federal income tax expense (benefit)	14	12	17%	27	23	17%
Income (loss) from operations	$26	$23	13%	$51	$44	16%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Income (Loss) from Operations by
Product Line
Life	$9	$16	-44%	$17	$19	-11%
Disability	17	7	143%	34	25	36%
Dental	(1)	(1)	0%	(3)	(3)	0%
Total non-medical	25	22	14%	48	41	17%
Medical	1	1	0%	3	3	0%
Income (loss) from operations	$26	$23	13%	$51	$44	16%

Comparison of the Three and Six Months Ended June 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•
More favorable non-medical loss ratio experience, partially offset by unfavorable non-waiver mortality experience within our life business during the second quarter of 2011 (see “Additional Information” below for more information);

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•	Higher net investment income driven by an increase in business and higher portfolio yields on surplus.

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses due primarily to higher costs of investments in strategic initiatives associated with enhancements to sales processes and improvements to technology platforms during the three and six months ended June 30, 2011.

Additional Information

During the three and six months ended June 30, 2011, our non-medical loss ratios were 73.4% and 73.7%, respectively, below the 75.5% and 75.1% we experienced during the corresponding periods of 2010, and on the high end of our long-term expectation of 71% to 74%.  Although we experienced improvement in our long-term disability loss ratios during 2011 as compared to unfavorable experience throughout 2010, loss ratios in general are likely to remain at the high end of our long-term expectation in 2011, as demonstrated by our disability claim incidence and short-term disability claim durations still being at elevated levels.  However, we expect loss ratios to recover over time.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.

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

We expect higher expenses for this segment for the remainder of 2011 than was experienced in the first half of 2011.  The expected increase is attributable primarily to expected increases in investments in strategic initiatives.

We are evaluating the potential effects that health care reform may have on the value and profitability of this segment’s products and income from operations, including, but not limited to, potential changes to traditional sources of income for our brokers who may seek additional portfolio options and/or modification to compensation structures.

During the second quarter of 2011, we reviewed the discount rate assumptions associated with reserves for long-term disability and life waiver claim incurrals.  Due to the persistent decline in new money investment yields, we lowered the discount rate by 50 basis points to 4.25% on new incurrals, which decreased income from operations by $3 million during the second quarter of 2011.  For information on the effects of current interest rates on our long-term disability claim reserves, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Our sales declined during the first six months of 2011 as compared to the corresponding period of 2010 due to conditions in the marketplace.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Insurance Premiums by Product Line
Life	$174	$160	9%	$344	$317	9%
Disability	190	182	4%	376	360	4%
Dental	45	41	10%	92	80	15%
Total non-medical	409	383	7%	812	757	7%
Medical	51	51	0%	85	86	-1%
Total insurance premiums	$460	$434	6%	$897	$843	6%

Sales	$67	$65	3%	$112	$128	-13%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Benefits and Interest Credited by
Product Line
Life	$132	$112	18%	$261	$241	8%
Disability	132	143	-8%	263	260	1%
Dental	36	34	6%	75	69	9%
Total non-medical	300	289	4%	599	570	5%
Medical	46	45	2%	75	76	-1%
Total benefits and interest credited	$346	$334	4%	$674	$646	4%

Loss Ratios by Product Line
Life	76.1%	69.7%		76.0%	76.0%
Disability	69.4%	78.6%		69.7%	72.1%
Dental	79.9%	84.4%		81.8%	85.3%
Total non-medical	73.4%	75.5%		73.7%	75.1%
Medical	89.4%	89.0%		88.1%	88.5%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$49	$47	4%	$100	$93	8%
General and administrative expenses	57	49	16%	107	96	11%
Taxes, licenses and fees	10	8	25%	21	19	11%
Total expenses incurred	116	104	12%	228	208	10%
DAC deferrals	(12)	(14)	14%	(23)	(28)	18%
Total expenses recognized before
amortization	104	90	16%	205	180	14%
DAC and VOBA amortization, net of
interest	11	11	0%	22	22	0%
Total underwriting, acquisition,
insurance and other expenses	$115	$101	14%	$227	$202	12%

DAC Deferrals
As a percentage of insurance premiums	2.6%	3.2%		2.6%	3.3%

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

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Net investment income	$76	$78	-3%	$156	$163	-4%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	36	36	0%
Media revenues (net)	19	18	6%	36	34	6%
Other revenues and fees	1	7	-86%	4	11	-64%
Total operating revenues	114	121	-6%	232	244	-5%
Operating Expenses
Interest credited	29	28	4%	59	62	-5%
Benefits	29	35	-17%	62	69	-10%
Media expenses	17	14	21%	34	28	21%
Other expenses	2	37	-95%	28	65	-57%
Interest and debt expense	72	69	4%	144	137	5%
Total operating expenses	149	183	-19%	327	361	-9%
Income (loss) from operations before
taxes	(35)	(62)	44%	(95)	(117)	19%
Federal income tax expense (benefit)	(13)	(26)	50%	(36)	(44)	18%
Income (loss) from operations	$(22)	$(36)	39%	$(59)	$(73)	19%

Comparison of the Three and Six Months Ended June 30, 2011 to 2010

Loss from operations for this segment decreased due primarily to lower other expenses attributable to the following:

•	Higher legal expenses in 2010; and
•	Lower branding expenses in 2011 (see “Additional Information” below).

The decrease in loss from operations was partially offset by the following:

•	Higher interest and debt expense attributable to higher average balances of outstanding debt in 2011; and
•	Lower net investment income net of interest credited, due primarily to:
▪
Lower average invested assets driven primarily by repurchases of common stock, net cash used in operating activities primarily due to interest payments, write-downs for OTTI and payments of income taxes, partially offset by distributable earnings received from our insurance segments and proceeds from issuances debt; and

▪	The decline in new money rates and interest rates in general.

When comparing the three months ended June 30, 2011 to 2010, the decrease in loss from operations was also partially offset by more favorable tax items during the second quarter of 2010 that affected the federal income tax benefit.

Additional Information

We expect higher expenses for Other Operations for the remainder of 2011 than was experienced in the first half of 2011.  The expected increase is attributable primarily to expected increases in branding and non-branding marketing expenses.

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

The results of Other Operations include our thrift business.  We are in the process of exiting this business, which will not have a significant effect on Other Operations’ results.

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
Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Other Expenses
General and administrative expenses:
Legal	$(7)	$12	NM	$2	$13	-85%
Branding	5	8	-38%	10	13	-23%
Non-brand marketing	1	2	-50%	2	5	-60%
Other (1)	8	16	-50%	21	31	-32%
Total general and administrative
expenses	7	38	-82%	35	62	-44%
Merger-related expenses (2)	-	2	-100%	-	4	-100%
Taxes, licenses and fees	(3)	(3)	0%	(3)	(1)	NM
Inter-segment reimbursement associated
with reserve financing and LOC
expenses (3)	(2)	-	NM	(4)	-	NM
Total other expenses	$2	$37	-95%	$28	$65	-57%

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

(3)
Consists of reimbursements to Other Operations from the Life Insurance segment for the use of proceeds from certain issuances of senior notes that were used as long-term structured solutions, net of expenses incurred by Other Operations for its use of LOCs.  The inter-segment amounts are not reported on our Consolidated Statements of Income.

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

REALIZED GAIN (LOSS)

Details underlying realized gain (loss), after-DAC (1) (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
Pre-Tax	2011	2010	Change	2011	2010	Change
Operating realized gain (loss):
Indexed annuity net derivatives results	$-	$-	NM	$1	$-	NM
GLB	22	16	38%	42	31	35%
Total operating realized gain (loss)	22	16	38%	43	31	39%
Realized gain (loss) related to certain
investments	(34)	(5)	NM	(51)	(60)	15%
Realized gain (loss) related to certain
derivative investments, including those
associated with our consolidated
variable interest entities ("VIEs"), and
trading securities	(1)	(46)	98%	9	(33)	127%
GLB net derivatives results	3	11	-73%	(6)	23	NM
GDB derivatives results	(3)	26	NM	(13)	13	NM
Indexed annuity forward-starting option	-	3	-100%	3	5	-40%
Total excluded realized gain (loss)	(35)	(11)	NM	(58)	(52)	-12%
Total realized gain (loss)	$(13)	$5	NM	$(15)	$(21)	29%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Six Months Ended June 30, 2011 to 2010

We had realized losses during the three months ended June 30, 2011, as compared to gains for the corresponding period of 2010, due primarily to an increase in OTTI attributable primarily to continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings, in addition to less favorable hedge program performance, partially offset by a decrease in losses on derivative investments.

We had lower realized losses during the six months ended June 30, 2011, as compared to the corresponding period of 2010, due primarily to a decline in OTTI attributable primarily to overall improvement in the credit markets and gains on derivative investments as compared to losses in the corresponding period of 2010, partially offset by less favorable hedge program performance.

Our GLB net derivatives results during the three and six months ended June 30, 2011 and 2010 were relatively flat.  The GLB net derivatives results were unfavorably affected by our over-hedged position due to a decline in implied volatilities during the first six months of 2011.  The unfavorable hedge results were partially offset by the NPR component of the liability being favorable during this same period attributable to an increase in the NPR factors related to beyond 10-year CDS spreads.  See “GLB Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.

We experienced GDB derivative losses during the three and six months ended June 30, 2011, and GDB derivative gains during the corresponding periods of 2010, attributable primarily to favorable equity market experience during 2011 and unfavorable equity market experience during 2010, respectively.  These GDB derivative results offset some of the change in our benefit ratio unlocking, which is not reported in realized gain (loss), but the amount is disclosed in “Results of Consolidated Operations” above.

The more favorable results related to certain derivative instruments and trading securities during the three and six months ended June 30, 2011, as compared to the corresponding periods of 2010, were attributable primarily to widening spreads on corporate credit default swaps during 2010, which affected the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities due to the decline in interest rates during 2010.

For information regarding realized gains (losses) related to certain investments, see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Operating Realized Gain (Loss)

Details underlying operating realized gain (loss) (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Indexed Annuity Net Derivatives
Results
Change in fair value of S&P 500 call
options	$7	$(79)	109%	$61	$(43)	242%
Change in fair value of embedded
derivatives	(6)	78	NM	(58)	43	NM
Associated amortization of DAC, VOBA,
DSI and DFEL	(1)	1	NM	(2)	-	NM
Total indexed annuity net derivatives
results	-	-	NM	1	-	NM

GLB
Pre-DAC amount (1)	29	24	21%	58	47	23%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (2)	10	8	25%	20	16	25%
Amortization, excluding unlocking	(17)	(16)	-6%	(36)	(32)	-13%
Total GLB	22	16	38%	42	31	35%
Total Operating Realized Gain (Loss)	$22	$16	38%	$43	$31	39%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.
(2)	Related primarily to the emergence of gross profits.

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

We include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain (loss) and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss).  For our Annuities and Defined Contribution segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.

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

See Note 4 for information about our consolidated VIEs.

GLB Net Derivatives Results and GDB Derivatives Results

Details underlying GLB net derivatives results and GDB derivative results (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

GLB Net Derivatives Results
Net valuation premium, net of reinsurance	$37	$28	32%	$73	$54	35%
Change in reserves hedged	(202)	(1,402)	86%	93	(1,212)	108%
Change in market value of derivative
assets	137	1,248	-89%	(213)	1,050	NM
Hedge program effectiveness
(ineffectiveness)	(65)	(154)	58%	(120)	(162)	26%
Change in reserves not hedged (NPR
component)	34	151	-77%	47	150	-69%
Change in derivative assets not hedged
(NPR component)	2	(8)	125%	2	(9)	122%
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (1)	(2)	5	NM	(14)	10	NM
Amortization, excluding unlocking	(3)	(11)	73%	6	(20)	130%
Total GLB net derivatives results	$3	$11	-73%	$(6)	$23	NM

GDB Derivatives Results
Change in fair value of derivatives	$(3)	$29	NM	$(14)	$14	NM
Associated amortization of DAC, VOBA,
DSI and DFEL:
Retrospective unlocking (1)	(2)	15	NM	(8)	8	NM
Amortization, excluding unlocking	2	(18)	111%	9	(9)	200%
Total GDB derivatives results	$(3)	$26	NM	$(13)	$13	NM

(1)	Related primarily to the emergence of gross profits.

GLB Net Derivatives Results

Our GLB net derivatives results are comprised of the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the effect of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of June 30, 2011, the net effect of the NPR resulted in a $28 million decrease in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
10-year CDS spread	2.02%	1.78%	1.98%	2.55%	2.94%
NPR factor related to 10-year CDS spread	0.24%	0.17%	0.17%	0.30%	0.40%
Unadjusted embedded derivative liability	$306	$112	$389	$1,556	$1,786

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of June 30, 2011, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $120 million, pre-DAC and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of June 30, 2011, then there would have been a favorable effect to net income of approximately $50 million, pre-DAC and tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

GDB Derivatives Results

Our GDB derivatives results represent the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio unlocking, excluding our expected cost of the hedging instruments.

Indexed Annuity Forward-Starting Option

Details underlying indexed annuity forward-starting option (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change

Indexed Annuity Forward-Starting
Option
Pre-DAC amounts (1)	$-	$6	-100%	$4	$10	-60%
Associated amortization of DAC, VOBA,
DSI and DFEL	-	(3)	100%	(1)	(5)	80%
Total	$-	$3	-100%	$3	$5	-40%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2011
Investments
AFS securities:
Fixed maturity	$70,920	$68,030	82.2%	81.6%
VIEs' fixed maturity	593	584	0.7%	0.7%
Total fixed maturity	71,513	68,614	82.9%	82.3%
Equity	144	197	0.2%	0.2%
Trading securities	2,625	2,596	3.0%	3.1%
Mortgage loans on real estate	6,871	6,752	8.0%	8.1%
Real estate	150	202	0.2%	0.3%
Policy loans	2,877	2,865	3.3%	3.5%
Derivative investments	1,097	1,076	1.3%	1.3%
Alternative investments	800	750	0.9%	0.9%
Other investments	201	288	0.2%	0.3%
Total investments	$86,278	$83,340	100.0%	100.0%

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

	As of June 30, 2011
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,582	$489	$128	$8,943	12.5%
Basic industry	2,839	219	14	3,044	4.3%
Capital goods	3,873	260	27	4,106	5.7%
Communications	3,190	271	29	3,432	4.8%
Consumer cyclical	2,930	197	44	3,083	4.3%
Consumer non-cyclical	7,673	656	17	8,312	11.6%
Energy	4,734	433	15	5,152	7.2%
Technology	1,769	113	7	1,875	2.6%
Transportation	1,446	120	3	1,563	2.2%
Industrial other	940	55	6	989	1.4%
Utilities	10,245	769	61	10,953	15.4%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs")	97	5	4	98	0.1%
Commercial real estate ("CRE") CDOs	40	-	12	28	0.0%
Credit card	788	38	-	826	1.2%
Home equity	961	6	253	714	1.0%
Manufactured housing	90	4	1	93	0.1%
Auto loan	83	1	-	84	0.1%
Other	199	26	-	225	0.3%
CMBS:
Non-agency backed	1,819	89	102	1,806	2.5%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	3,654	318	1	3,971	5.6%
Non-agency backed	1,594	16	202	1,408	2.0%
Mortgage pass through securities ("MPTS"):
Agency backed	3,026	124	3	3,147	4.4%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	3,367	137	28	3,476	4.9%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	1,071	129	4	1,196	1.7%
Foreign	1,573	98	4	1,667	2.3%
Hybrid and redeemable preferred securities	1,357	67	107	1,317	1.8%
Total fixed maturity AFS securities	67,945	4,640	1,072	71,513	100.0%
Equity AFS Securities	121	25	2	144
Total AFS securities	68,066	4,665	1,074	71,657
Trading Securities (1)	2,339	315	29	2,625
Total AFS and trading securities	$70,405	$4,980	$1,103	$74,282

	As of December 31, 2010
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,377	$438	$148	$8,667	12.7%
Basic industry	2,478	203	20	2,661	3.9%
Capital goods	3,425	243	45	3,623	5.3%
Communications	3,050	251	32	3,269	4.8%
Consumer cyclical	2,772	185	47	2,910	4.2%
Consumer non-cyclical	7,259	628	20	7,867	11.5%
Energy	4,533	428	17	4,944	7.2%
Technology	1,414	108	9	1,513	2.2%
Transportation	1,379	116	3	1,492	2.2%
Industrial other	884	53	10	927	1.4%
Utilities	9,800	708	62	10,446	15.2%
ABS:
CDOs	128	22	8	142	0.2%
CRE CDOs	46	-	14	32	0.0%
Credit card	831	33	4	860	1.3%
Home equity	1,002	6	268	740	1.1%
Manufactured housing	110	3	4	109	0.2%
Auto loan	162	2	-	164	0.2%
Other	211	21	1	231	0.3%
CMBS:
Non-agency backed	2,144	95	186	2,053	3.0%
CMOs:
Agency backed	3,975	308	1	4,282	6.2%
Non-agency backed	1,718	16	259	1,475	2.1%
MPTS:
Agency backed	2,978	106	5	3,079	4.5%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	3,219	27	94	3,152	4.6%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	931	120	2	1,049	1.5%
Foreign	1,438	94	7	1,525	2.2%
Hybrid and redeemable preferred securities	1,476	56	135	1,397	2.0%
Total fixed maturity AFS securities	65,745	4,270	1,401	68,614	100.0%
Equity AFS Securities	179	25	7	197
Total AFS securities	65,924	4,295	1,408	68,811
Trading Securities (1)	2,340	297	41	2,596
Total AFS and trading securities	$68,264	$4,592	$1,449	$71,407

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2011			As of December 31, 2010
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation(1)	Designation(1)	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$42,401	$44,970	62.9%	$40,573	$42,769	62.3%
2	Baa	21,805	23,238	32.5%	21,032	22,286	32.5%
Total investment grade securities		64,206	68,208	95.4%	61,605	65,055	94.8%

Below Investment Grade Securities
3	Ba	2,645	2,467	3.4%	2,620	2,403	3.5%
4	B	602	507	0.7%	796	665	1.0%
5	Caa and lower	321	211	0.3%	476	325	0.5%
6	In or near default	171	120	0.2%	248	166	0.2%
Total below investment grade
securities		3,739	3,305	4.6%	4,140	3,559	5.2%
	Total fixed maturity AFS
	securities	$67,945	$71,513	100.0%	$65,745	$68,614	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.5%	4.6%		6.3%	5.2%

(1)
Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

Comparisons between the NAIC ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch), by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be below investment grade by the rating agencies, which is a result of the changes in the RBC rules for RMBS and CMBS for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

Greece, Ireland, Italy, Portugal and Spain are experiencing stress in the credit markets.  As of June 30, 2011, the amortized cost and fair value of our total sovereign exposure was $3 million to Italy.   We also had AFS securities in a large Spanish bank, where our investments were in subsidiaries located outside of Spain, with an amortized cost of $48 million and a fair value of $50 million as of June 30, 2011.  Other banking exposure to these countries as of June 30, 2011, included a $14 million notional CDS position where we have sold protection on a highly rated multi-national Spanish bank.

Our total non-banking and non-sovereign AFS securities to Ireland, Italy, Portugal and Spain had an amortized cost of $780 million and a fair value of $813 million as of June 30, 2011, approximately 50% of which related to large multinational companies domiciled in those countries.  The detailed breakout by country was as follows:  Ireland – $229 million amortized cost and $226 million fair value; Italy – $161 million amortized cost and $175 million fair value; Portugal – $40 million amortized cost and $34 million fair value; and Spain – $350 million amortized cost and fair value $378 million.

As of June 30, 2011, and December 31, 2010, 81.0% and 79.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of June 30, 2011, decreased $334 million.  This change was attributable primarily to a decline in overall market yields, which was driven by market uncertainty and weakening economic activity.  As more fully described in Note 1 of our 2010 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2011, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of June 30, 2011
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$269	$(102)	1 to 42	29	20.9%	16.7%
Hybrid and redeemable
preferred securities	622	(107)	1 to 55	32	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $89.2 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $79.2 billion as of June 30, 2011.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $59.6 billion, excluding consolidated VIEs in the amount of $593 million, as of June 30, 2011, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2010 Form 10-K and Note 5 for additional discussion.

As of June 30, 2011, and December 31, 2010, the estimated fair value for all private securities was $8.8 billion and $8.4 billion, both representing approximately 10% of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4 in both this report and in our 2010 Form 10-K.

MBS (Included in AFS and Trading Securities)

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of June 30, 2011, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

The slowing U.S. housing market, increased interest rates for non-prime borrowers and relaxed underwriting standards from 2003 to 2007 have led to higher delinquency rates for residential mortgage loans and home equity loans.  We expect delinquency rates and loss rates on residential mortgages and home equity loans to increase in the future; however, we continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $8.8 billion and an unrealized gain of $260 million, or 3%, as of June 30, 2011.

The market value of AFS securities and trading securities backed by subprime loans was $481 million and represented less than 1% of our total investment portfolio as of June 30, 2011.  AFS securities represented $465 million, or 97%, and trading securities represented $16 million, or 3%, of the subprime exposure as of June 30, 2011.  AFS securities and trading securities rated A or above represented 46% of the subprime investments and $239 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of June 30, 2011
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,118	$909	$500	$1	$8,528
ABS home equity	5	-	244	465	714
Total by type (1)	$7,123	$909	$744	$466	$9,242

Rating
AAA	$7,107	$105	$35	$104	$7,351
AA	-	51	18	31	100
A	16	52	35	76	179
BBB	-	83	49	49	181
BB and below	-	618	607	206	1,431
Total by rating (1)(2)	$7,123	$909	$744	$466	$9,242

Origination Year
2004 and prior	$1,993	$244	$242	$231	$2,710
2005	862	132	257	171	1,422
2006	254	182	196	63	695
2007	1,116	351	49	-	1,516
2008	265	-	-	-	265
2009	1,299	-	-	1	1,300
2010	1,109	-	-	-	1,109
2011	225	-	-	-	225
Total by origination year (1)	$7,123	$909	$744	$466	$9,242

Total AFS securities					$71,657

Total AFS RMBS as a percentage of
total AFS securities					12.9%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					3.0%

(1)
Does not include the fair value of trading securities totaling $281 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $281 million in trading securities consisted of $254 million prime, $12 million Alt-A and $15 million subprime.

(2)
Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

	Amortized Cost as of June 30, 2011
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,681	$986	$605	$4	$8,276
ABS home equity	4	-	310	647	961
Total by type (1)	$6,685	$986	$915	$651	$9,237

Rating
AAA	$6,671	$102	$34	$110	$6,917
AA	-	52	20	31	103
A	14	54	38	79	185
BBB	-	88	49	63	200
BB and below	-	690	774	368	1,832
Total by rating (1)(2)	$6,685	$986	$915	$651	$9,237

Origination Year
2004 and prior	$1,855	$249	$271	$283	$2,658
2005	795	154	313	237	1,499
2006	229	193	259	129	810
2007	1,000	390	72	-	1,462
2008	242	-	-	-	242
2009	1,252	-	-	2	1,254
2010	1,089	-	-	-	1,089
2011	223	-	-	-	223
Total by origination year (1)	$6,685	$986	$915	$651	$9,237

Total AFS securities					$68,066

Total AFS RMBS as a percentage of
total AFS securities					13.6%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					3.7%

(1)
Does not include the amortized cost of trading securities totaling $277 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $277 million in trading securities consisted of $245 million prime, $14 million Alt-A and $18 million subprime.

(2)
Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

None of these investments included any direct investments in subprime lenders or mortgages.  We are not aware of material exposure to subprime loans in our alternative asset portfolio.

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of June 30, 2011
	Credit Card		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$804	$766	$76	$75	$880	$841
BBB	22	22	8	8	30	30
Total by rating (1)(2)	$826	$788	$84	$83	$910	$871

Total AFS securities					$71,657	$68,066

Total by rating as a percentage
of total AFS securities					1.3%	1.3%

(1)
Does not include the fair value of trading securities totaling $5 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $5 million in trading securities consisted of $3 million of credit card securities and $2 million of auto loan securities.

(2)
Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of June 30, 2011
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,748	$1,725	$58	$94	$-	$-	$1,806	$1,819
CRE CDOs	-	-	-	-	28	40	28	40
Total by type (1)	$1,748	$1,725	$58	$94	$28	$40	$1,834	$1,859

Rating
AAA	$1,183	$1,112	$16	$16	$-	$-	$1,199	$1,128
AA	226	222	10	10	-	-	236	232
A	146	147	6	6	2	2	154	155
BBB	108	108	6	6	11	13	125	127
BB and below	85	136	20	56	15	25	120	217
Total by rating (1)(2)	$1,748	$1,725	$58	$94	$28	$40	$1,834	$1,859

Origination Year
2004 and prior	$1,065	$1,040	$26	$26	$5	$6	$1,096	$1,072
2005	343	324	30	60	11	13	384	397
2006	143	160	2	8	12	21	157	189
2007	143	147	-	-	-	-	143	147
2010	54	54	-	-	-	-	54	54
Total by origination year (1)	$1,748	$1,725	$58	$94	$28	$40	$1,834	$1,859

Total AFS securities							$71,657	$68,066

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							2.6%	2.7%
(1)
Does not include the fair value of trading securities totaling $52 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $52 million in trading securities consisted of $49 million CMBS and $3 million CRE CDOs.

(2)
Based upon the rating designations determined and provided by the major credit rating agencies (Fitch, Moody’s and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of June 30, 2011
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure	Bonds (1)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$225	$225	$4	$38	$191
ASSURED GUARANTY LTD	30	-	30	-	16	14
FGIC	-	75	75	1	16	60
FSA	-	39	39	1	1	39
MBIA	12	131	143	14	11	146
MGIC	-	5	5	-	1	4
PMI GROUP INC	24	-	24	-	11	13
XL CAPITAL LTD	72	61	133	2	9	126
Total by Monoline insurer (2)	$138	$536	$674	$22	$103	$593

Total AFS securities			$68,066	$4,665	$1,074	$71,657

Total by Monoline insurer as a
percentage of total AFS securities			1.0%	0.5%	9.6%	0.8%

(1)	Additional indirect insured exposure through structured securities is excluded from this table.
(2)
Does not include the fair value of trading securities totaling $31 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $31 million in trading securities consisted of $11 million of direct exposure and $20 million of insured exposure.  This table also excludes insured exposure totaling $9 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  We conduct enhanced analysis and monitoring for potential changes in unrealized loss status of securities that we believe are most at risk of impairment.  The composition by industry categories of these securities was as follows (in millions):

	As of June 30, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$349	60.5%	$428	54.2%	$79	37.1%
ABS	87	15.0%	132	16.6%	45	21.1%
CMBS	13	2.3%	51	6.5%	38	17.8%
Banking	40	6.9%	67	8.5%	27	12.7%
Diversified manufacturing	54	9.4%	64	8.1%	10	4.7%
Property and casualty insurers	22	3.8%	36	4.6%	14	6.6%
Gaming	12	2.1%	12	1.5%	-	0.0%
Total securities subject to
enhanced analysis
and monitoring	$577	100.0%	$790	100.0%	$213	100.0%

Total AFS securities	$71,657		$68,066		$1,074

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.8%		1.2%		19.8%

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMBS	$11	3.2%	$83	15.6%	$72	37.7%
CMOs	150	43.8%	184	34.5%	34	17.8%
Banking	67	19.6%	98	18.4%	31	16.2%
Diversified manufacturing	38	11.1%	63	11.8%	25	13.1%
ABS	17	5.0%	34	6.4%	17	9.0%
Property and casualty insurers	42	12.3%	52	9.8%	10	5.2%
Gaming	12	3.5%	13	2.4%	1	0.5%
Industrial - other	5	1.5%	6	1.1%	1	0.5%
Total securities subject
to enhanced analysis
and monitoring	$342	100.0%	$533	100.0%	$191	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.5%		0.8%		13.6%

In addition, as discussed in Note 1 in our 2010 Form 10-K, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools of residential and commercial mortgages as of June 30, 2011, see Note 5.

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of June 30, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$731	6.5%	$1,001	8.1%	$270	25.1%
CMOs	1,092	9.7%	1,292	10.4%	200	18.6%
Banking	1,202	10.6%	1,358	11.0%	156	14.5%
CMBS	269	2.4%	371	3.0%	102	9.5%
Local authorities	835	7.4%	863	7.0%	28	2.6%
Electric	1,064	9.4%	1,113	9.0%	49	4.6%
Property and casualty insurers	352	3.1%	397	3.2%	45	4.2%
Media - non-cable	290	2.6%	311	2.5%	21	2.0%
Life	305	2.7%	326	2.6%	21	2.0%
Diversified Manufacturing	451	4.0%	470	3.8%	19	1.8%
Retailers	157	1.4%	173	1.4%	16	1.5%
Gaming	167	1.5%	179	1.4%	12	1.1%
Entertainment	184	1.6%	195	1.6%	11	1.0%
Industries with unrealized losses
less than $10 million	4,192	37.1%	4,316	35.0%	124	11.5%
Total by industry	$11,291	100.0%	$12,365	100.0%	$1,074	100.0%

Total AFS securities	$71,657		$68,066		$1,074

Total by industry as a
percentage of total AFS securities	15.8%		18.2%		100.0%

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$843	7.0%	$1,142	8.5%	$299	21.1%
CMOs	1,164	9.7%	1,419	10.6%	255	18.1%
Banking	1,495	12.4%	1,693	12.6%	198	14.1%
CMBS	379	3.2%	565	4.2%	186	13.2%
Local authorities	1,933	16.1%	2,028	15.1%	95	6.7%
Property and casualty insurers	360	3.0%	409	3.0%	49	3.5%
Electric	760	6.3%	806	6.0%	46	3.3%
Diversified manufacturing	267	2.2%	301	2.2%	34	2.4%
Media - non-cable	238	2.0%	263	2.0%	25	1.8%
Life	287	2.4%	304	2.3%	17	1.2%
Retailers	172	1.4%	187	1.4%	15	1.1%
Gaming	153	1.3%	165	1.2%	12	0.9%
Paper	130	1.1%	142	1.1%	12	0.9%
Entertainment	193	1.6%	204	1.5%	11	0.8%
Industries with unrealized losses
less than $10 million	3,641	30.3%	3,795	28.3%	154	10.9%
Total by industry	$12,015	100.0%	$13,423	100.0%	$1,408	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total by industry as a
percentage of total AFS securities	17.5%		20.4%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 47.9% and 47.4% of total gross unrealized losses on all AFS securities as of June 30, 2011, and December 31, 2010, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 52.1% and 52.6% of the gross unrealized losses as of June 30, 2011, and December 31, 2010, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2011.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of June 30, 2011
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$554	$603	$49
	40% to 70%	100	153	53
	Below 40%	1	4	3
Total 90 days or less		655	760	105

91 days to 180 days	Above 70%	21	23	2
Total 91 to 180 days		21	23	2

181 days to 270 days	Above 70%	104	117	13
Total 181 days to 270 days		104	117	13

271 days to 1 year	Above 70%	7	9	2
	40% to 70%	17	25	8
Total 271 days to 1 year		24	34	10

Greater than 1 year	Above 70%	1,079	1,236	157
	40% to 70%	226	390	164
	Below 40%	21	84	63
Total greater than 1 year		1,326	1,710	384

Total below investment grade and in
an unrealized loss position		$2,130	$2,644	$514

Total AFS securities		$71,657	$68,066	$1,074

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.0%	3.9%	47.9%

	Ratio of	As of December 31, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$388	$422	$34
	40% to 70%	78	128	50
	Below 40%	2	11	9
Total 90 days or less		468	561	93

91 days to 180 days	Above 70%	62	77	15
	40% to 70%	26	42	16
Total 91 to 180 days		88	119	31

181 days to 270 days	Above 70%	57	62	5
	40% to 70%	1	3	2
Total 181 days to 270 days		58	65	7

271 days to 1 year	Above 70%	129	160	31
	40% to 70%	43	72	29
Total 271 days to 1 year		172	232	60

Greater than 1 year	Above 70%	1,307	1,496	189
	40% to 70%	258	441	183
	Below 40%	21	125	104
Total greater than 1 year		1,586	2,062	476

Total below investment grade and in
an unrealized loss position		$2,372	$3,039	$667

Total AFS securities		$68,811	$65,924	$1,408

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.4%	4.6%	47.4%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,804	99.0%	$6,699	99.2%
Delinquent and in foreclosure (1)	67	1.0%	53	0.8%
Total mortgage loans on real estate	$6,871	100.0%	$6,752	100.0%

(1)	As of June 30, 2011, and December 31, 2010, there were 12 and 10 mortgage loans that were delinquent and in foreclosure, respectively.

	As of	As of
	June 30,	December 31,
	2011	2010
By Segment
Retirement Solutions:
Annuities	$1,251	$1,172
Defined Contribution	1,016	920
Insurance Solutions:
Life Insurance	3,786	3,856
Group Protection	292	285
Other Operations	526	519
Total mortgage loans on real estate	$6,871	$6,752

	As of June 30, 2011			As of June 30, 2011
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,217	32.2%	CA	$1,591	23.2%
Industrial	1,789	26.0%	TX	648	9.4%
Retail	1,577	23.0%	MD	419	6.1%
Apartment	908	13.2%	VA	335	4.9%
Hotel/Motel	155	2.3%	TN	298	4.3%
Mixed use	129	1.9%	FL	295	4.3%
Other commercial	96	1.4%	WA	277	4.0%
Total	$6,871	100.0%	NC	245	3.6%
			AZ	242	3.5%
			GA	238	3.5%
			IL	201	2.9%
Geographic Region			PA	195	2.8%
Pacific	$1,959	28.5%	NV	186	2.7%
South Atlantic	1,660	24.2%	OH	180	2.6%
West South Central	680	9.9%	IN	166	2.4%
East North Central	628	9.1%	MN	155	2.3%
Mountain	594	8.6%	Other states under 2%	1,200	17.5%
Middle Atlantic	425	6.2%	Total	$6,871	100.0%
East South Central	418	6.1%
West North Central	372	5.4%
New England	135	2.0%
Total	$6,871	100.0%

	As of June 30, 2011			As of June 30, 2011
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,781	40.4%	Remainder of 2011	$173	2.5%
2005	803	11.7%	2012	323	4.7%
2006	657	9.6%	2013	392	5.7%
2007	935	13.6%	2014	417	6.1%
2008	804	11.7%	2015	642	9.3%
2009	150	2.2%	2016 and thereafter	4,927	71.7%
2010	283	4.1%	Total	$6,874	100.0%
2011	461	6.7%
Total	$6,874	100.0%

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

There were ten and nine impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate as of June 30, 2011, and December 31, 2010, respectively.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2011, was $62 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2011, was $43 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $48 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $5 million.  See Note 1 in our 2010 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
Retirement Solutions:
Annuities	$121	$95
Defined Contribution	75	71
Insurance Solutions:
Life Insurance	585	546
Group Protection	35	30
Other Operations	(16)	8
Total alternative investments	$800	$750

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Retirement Solutions:
Annuities	$4	$3	33%	$9	$6	50%
Defined Contribution	2	2	0%	6	4	50%
Insurance Solutions:
Life Insurance	27	18	50%	57	32	78%
Group Protection	1	1	0%	3	2	50%
Other Operations	(1)	-	NM	-	-	NM
Total alternative investments (1)	$33	$24	38%	$75	$44	70%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing the first six months of 2011 to the same period in 2010 was due primarily to the overall improvement in the economic environment specifically benefiting our hedge fund and energy limited partnership holdings, as well as increased commodity prices specifically benefiting our energy limited partnership holdings.

As of June 30, 2011, and December 31, 2010, alternative investments included investments in approximately 97 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Retirement Solutions:
Annuities	$1	$1	0%	$4	$3	33%
Defined Contribution	-	1	-100%	2	1	100%
Insurance Solutions:
Life Insurance	9	4	125%	30	14	114%
Group Protection	-	1	-100%	2	1	100%
Total	$10	$7	43%	$38	$19	100%

Income (loss), after-tax, derived from our consolidated alternative investments by class (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Venture capital	$10	$8	25%	$20	$14	43%
Real estate	(1)	(1)	0%	(1)	(2)	50%
Oil and gas	1	-	NM	19	7	171%
Associated amortization of DAC,
VOBA, DSI, and DFEL	(4)	(2)	-100%	(13)	(6)	NM
Federal income tax expense (benefit)	(2)	(2)	0%	(9)	(5)	-80%
Total	$4	$3	33%	$16	$8	100%

Non-Income Producing Investments

As of June 30, 2011, and December 31, 2010, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $15 million and $17 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity AFS securities	$961	$913	5%	$1,914	$1,815	5%
VIEs' fixed maturity AFS securities	3	4	-25%	6	8	-25%
Equity AFS securities	1	1	0%	3	3	0%
Trading securities	39	39	0%	77	79	-3%
Mortgage loans on real estate	101	106	-5%	204	216	-6%
Real estate	6	5	20%	13	11	18%
Standby real estate equity commitments	-	-	NM	1	1	0%
Policy loans	43	43	0%	84	85	-1%
Invested cash	1	2	-50%	2	3	-33%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	25	12	108%	59	17	247%
Alternative investments (2)	33	24	38%	75	44	70%
Consent fees	2	1	100%	2	1	100%
Other investments	(7)	1	NM	(12)	3	NM
Investment income	1,208	1,151	5%	2,428	2,286	6%
Investment expense	(27)	(31)	13%	(56)	(60)	7%
Net investment income	$1,181	$1,120	5%	$2,372	$2,226	7%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.53%	5.63%	(10)	5.55%	5.68%	(13)
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.12%	0.06%	6	0.15%	0.04%	11
Alternative investments	0.16%	0.12%	4	0.19%	0.12%	7
Consent fees	0.01%	0.01%	-	0.00%	0.00%	-
Net investment income yield
on invested assets	5.82%	5.82%	-	5.89%	5.84%	5

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Average invested assets at amortized cost	$81,102	$76,978	5%	$80,549	$76,219	6%

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

The increase in net investment income when comparing six months ended June 30, 2011, to the same period of 2010 was attributable to more favorable investment income on surplus and alternative investments, higher prepayment and bond makewhole premiums (see “Alternative Investments” above and “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable and to a lesser extent issuances of common stock and debt.

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

As of June 30, 2011, we did not have any standby real estate equity commitments.  During the first six months of 2011, we funded commitments of $19 million and recorded a gain of $6 million due to our funding being less than our estimated allowance for loss related to these commitments.

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Fixed maturity AFS securities:
Gross gains	$31	$35	-11%	$67	$84	-20%
Gross losses	(51)	(29)	-76%	(114)	(113)	-1%
Equity AFS securities:
Gross gains	1	5	-80%	9	6	50%
Gross losses	-	-	NM	-	(4)	100%
Gain (loss) on other investments	(8)	(8)	0%	5	(29)	117%
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	(7)	(8)	13%	(18)	(4)	NM
Total realized gain (loss) related to
certain investments	$(34)	$(5)	NM	$(51)	$(60)	15%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2011 and 2010, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Fixed Maturity Securities
Corporate bonds	$(2)	$(5)	60%	$(6)	$(46)	87%
MBS:
CMOs	(23)	(12)	-92%	(43)	(36)	-19%
CMBS	(15)	-	NM	(39)	-	NM
ABS CDOs	-	-	NM	(1)	(1)	0%
Hybrid and redeemable preferred
securities	-	-	NM	(2)	(5)	60%
Total fixed maturity securities	(40)	(17)	NM	(91)	(88)	-3%

Equity Securities
Other financial services securities	-	-	NM	-	(3)	100%
Total equity securities	-	-	NM	-	(3)	100%
Gross OTTI recognized in net
income (loss)	(40)	(17)	NM	(91)	(91)	0%
Associated amortization of DAC,
VOBA, DSI and DFEL	10	6	67%	22	27	-19%
Net OTTI recognized in net
income (loss), pre-tax	$(30)	$(11)	NM	$(69)	$(64)	-8%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$18	$-	NM	$27	$22	23%
Change in DAC, VOBA, DSI and DFEL	(3)	-	NM	(6)	2	NM
Net portion of OTTI recognized in
OCI, pre-tax	$15	$-	NM	$21	$24	-13%

During the three months ended June 30, 2011, we experienced an increase in write-downs for OTTI on our AFS MBS attributable primarily to continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  For the remaining AFS securities, when comparing the first six months of 2011 to the same period in 2010, the decrease in write-downs for OTTI was attributable primarily to overall improvement in the credit markets as compared to the same period in the prior year.

The $118 million of impairments taken during the first six months of 2011 were split between $91 million of credit related impairments and $27 million of non-credit related impairments.  The credit related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  The non-credit related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $878 million and $873 million for the first six months of 2011 and 2010, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first six months of 2011, our payables for collateral on derivative investments increased by $224 million, which was attributable primarily to increased notional amounts.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company ("LNL")	$150	$275	-45%	$300	$275	9%
Delaware Investments (1)	-	-	NM	-	390	-100%
Other	7	7	0%	12	22	-45%
Loan Repayments and Interest from
Subsidiary
Interest on inter-company notes (2)	19	19	0%	41	41	0%
	$176	$301	-42%	$353	$728	-52%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$-	$368	-100%	$-	$368	-100%
Lincoln UK sale proceeds	-	18	-100%	-	18	-100%
Increase (decrease) in commercial paper,
net	(100)	-	NM	(100)	-	NM
Net capital received from (paid for taxes
on) stock option exercises and restricted
stock	-	-	NM	(1)	1	NM
	$(100)	$386	NM	$(101)	$387	NM
(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.
(2)	Primarily represents interest on the holding company’s $1.3 billion in surplus note investments in LNL.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2011
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper (2)	$100	$-	$-	$-	$(100)	$-
Current maturities of long-term debt (3)	250	-	-	-	-	250
Other short-term debt (4)	1	-	-	-	-	1
Total short-term debt	$351	$-	$-	$-	$(100)	$251

Long-Term Debt
Senior notes	$3,464	$300	$-	$28	$1	$3,793
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of
Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,485	-	-	-	1	1,486
Total long-term debt	$5,399	$300	$-	$28	$2	$5,729

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	During the six months ended June 30, 2011, we had an average of $70 million outstanding, a maximum amount outstanding of $103 million at any time and a weighted average interest rate of 0.39%.
(3)	Consisted of a 6.20% fixed rate senior note that matures in less than one year.
(4)
Consisted of advances from the FHLBI with a maturity of less than one year when made.  During the six months ended June 30, 2011, we had an average and maximum amount outstanding of $1 million and a weighted average interest rate of 0.53%.

On June 24, 2011, we completed the issuance and sale of $300 million aggregate principal amount of our 4.85% senior notes due 2021.  We used the net proceeds from this offering to redeem $275 million aggregate principal amount of our 6.75% capital securities due 2066 on July 7, 2011, and we expect the remaining net proceeds from this offering will be used for general corporate purposes.

Within the next two years, we have a $250 million 6.20% fixed rate senior note maturing on December 15, 2011, and a $300 million 5.65% fixed rate senior note maturing on August 27, 2012.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of June 30, 2011, the holding company had $1.0 billion in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as mentioned above, it used $275 million of cash to redeem certain capital securities in July 2011, and as discussed below, it had an $89 million payable under the inter-company cash management program.

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

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of June 30, 2011
	Expiration	Maximum	Borrowings	LOCs
	Date	Available	Outstanding	Issued
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$645	$350	N/A
Four-year revolving credit facility	Jun-2015	2,000	-	693
LOC facility	Mar-2023	828	-	828
Total		$3,473	$350	$1,521

(1)
We are allowed to borrow up to 20 times the amount of our common stock investment in the FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  As of June 30, 2011, we had a $250 million floating-rate term loan outstanding under the facility (classified within long-term debt on our Consolidated Balance Sheets) due June 20, 2017, which may be prepaid on four specified reset dates.  We also borrowed $100 million under the facility (classified within payables for collateral on investments on our Consolidated Balance Sheets) at a rate of 0.25% that is due August 31, 2011.

Effective as of June 10, 2011, we entered into a credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for any combination of issuance of LOCs and borrowing of up to $2.0 billion; however, only $1.0 billion of the borrowing is available to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 10, 2015.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of the agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Insurance Solutions – Life Insurance – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of June 30, 2011, we were in compliance with all such covenants.

This credit facility replaced our existing four-year credit facility dated as of June 9, 2010, and set to expire June 9, 2014, and the commitments under the existing credit facility have been terminated.  Our 364-day credit facility expired June 8, 2011, prior to entering into the new credit agreement.

On April 28, 2011, certain of our wholly-owned subsidiaries amended and restated the reimbursement agreement (the “reimbursement agreement”) entered into on December 31, 2009, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective April 1, 2011, with a maximum scheduled LOC amount of up to approximately $925 million.  The LOC supports an inter-company reinsurance agreement and expires March 31, 2023.  The reimbursement agreement contains customary terms and conditions, including covenants restricting the ability of those subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Further, the reimbursement agreement contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the reimbursement agreement provides that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of June 30, 2011, we were in compliance with all such covenants.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2010 Form 10-K for additional information on our credit facilities.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of June 30, 2011.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2010 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2010 Form 10-K for additional information on our current bond ratings.

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

The holding company did not borrow from the cash management program during the second quarter of 2011.  There was no balance as of June 30, 2011.  In addition, the holding company had an outstanding payable of $89 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of June 30, 2011.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of June 30, 2011, our insurance subsidiaries had securities with a carrying value of $200 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

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

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  We expect to repurchase additional shares of common stock over the remainder of 2011 depending on market conditions and alternative uses of capital.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Common dividends to stockholders	$16	$3	NM	$31	$6	NM
Repurchase of common stock	151	-	NM	226	-	NM
Total cash returned to stockholders	$167	$3	NM	$257	$6	NM

Number of shares issued	-	14.138	-100%	-	14.138	-100%
Average price per share	$-	$26.09	-100%	$-	$26.09	-100%

Number of shares repurchased	5.149	-	NM	7.563	-	NM
Average price per share	$29.15	$-	NM	$29.77	$-	NM

Note:  Average price per share is calculated using whole dollars instead of dollars rounded to millions.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other users of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Debt service (interest paid)	$80	$72	11%	$142	$130	9%
Capital contribution to subsidiaries	8	-	NM	16	18	-11%
Total	$88	$72	22%	$158	$148	7%

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

The following summarizes solely a hypothetical significant unfavorable stress scenario to earnings if new money rates, currently averaging approximately 75 to 100 basis points below our portfolio yields, remain in place through 2013 as opposed to a scenario that we would expect to occur.  This scenario is simply an illustration of the sensitivity to our earnings if such a stress scenario were to happen:

•
Insurance Solutions – Life Insurance – The stress on earnings has been mitigated by proactive strategies to lock-in long-dated and high-yielding assets to manage this risk.  We executed on strategies which allowed us to effectively pre-buy assets in anticipation of future flows and maturing securities.  We have also taken actions on crediting rates.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $0 to $5 million during 2011, $10 million to $15 million during 2012 and $20 million to $25 million during 2013.  Our deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred front-end loads (“DFEL”) methodology assumes that new money rates grade from current levels to a long-term yield assumption over time.  During the third quarter of 2010, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  As a result, we recorded a prospective unlocking, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” and “Results of Insurance Solutions – Life Insurance” in the MD&A.

•
Retirement Solutions – The earnings drag from spread compression is modest and largely concentrated in our Defined Contribution segment, which is a function of this segment having higher guaranteed crediting rates and recurring premiums.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $0 to $5 million during the remainder of 2011, $5 million to $10 million during 2012 and $10 million to $15 million during 2013.  Since we currently have the ability to manage spread compression through credit rate actions, our Annuities business is not currently sensitive to spread compression so there is very little effect estimated.  The risk for our Annuities business is sensitivity to sharp rising rates and we manage this risk by selling market value adjusted product and through purchase of derivative protection.

•
Insurance Solutions – Group Protection – We reviewed the discount rate assumptions associated with our long-term disability claim reserves and life waiver claim incurrals during the second quarter of 2011, which resulted in lowering the discount rate by 50 basis points and decreasing income from operations by $3 million.  Spread compression would unfavorably affect annualized earnings by up to $5 million during 2012.

•
Other Operations – We may also be affected by sensitivity to our exposures in our institutional pension and disability run-off blocks of business that are sensitive to interest rates and could contribute to an effect.

The estimates above are based upon a hypothetical stressed scenario and are only representative of the effects of new money rates remaining in place through 2013 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital markets.  In addition, the scenario only illustrated the effect to spreads and certain unlocking and reserve changes.  Minimum guaranteed rates on annuity and universal life (“UL”) policies generally range from 0.6% to 5.0%.  Other potential effects of the scenario were not considered in the analysis.  See “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2010 Form 10-K for additional information on interest rates.

The following provides detail on the percentage differences between the June 30, 2011, interest rates being credited to contract holders based on second quarter of 2011 declared rates and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions -		%
		Defined	Life		Account
	Annuities	Contribution	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$5,444	$8,917	$24,050	$38,411	61.0%
up to 0.10%	25	-	555	580	0.9%
0.11% to 0.20%	26	11	154	191	0.3%
0.21% to 0.30%	70	2	186	258	0.4%
0.31% to 0.40%	33	193	393	619	1.0%
0.41% to 0.50%	58	-	695	753	1.2%
0.51% to 0.60%	117	-	730	847	1.3%
0.61% to 0.70%	128	65	491	684	1.1%
0.71% to 0.80%	117	-	307	424	0.7%
0.81% to 0.90%	85	-	276	361	0.6%
0.91% to 1.00%	66	133	154	353	0.6%
1.01% to 1.50%	417	85	444	946	1.5%
1.51% to 2.00%	110	7	50	167	0.3%
2.01% to 2.50%	59	173	-	232	0.4%
2.51% to 3.00%	10	15	88	113	0.2%
3.01% and above	4	1	-	5	0.0%
Total discretionary rate setting products	6,769	9,602	28,573	44,944	71.5%
Other contracts (4)	14,455	3,423	-	17,878	28.5%
Total account values	$21,224	$13,025	$28,573	$62,822	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	80.4%	92.9%	84.2%	85.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates in excess of average minimum guaranteed rates for our Annuities, Defined Contribution and Life Insurance segments were 19 basis points, 9 basis points and 11 basis points, respectively.

(4)
Includes multi-year guarantee annuities, indexed annuities, modified guarantee annuities, single premium immediate annuities, dollar cost averaging contracts and indexed-based rate setting products for our Defined Contribution segment.  The average crediting rates in excess of average minimum guaranteed rates for indexed-based rate setting products within our Defined Contribution segment was 20 basis points, and 63% of account values were already at their minimum guaranteed rates.

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

Equity Market Risk

Effect of Equity Market Sensitivity

Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies as described in “Critical Accounting Policies and Estimates” in the MD&A, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, deferred sales inducements (“DSI”) and DFEL, as we do not unlock our long-term equity market assumptions based upon short-term fluctuations in the equity markets.  However, there is an effect to earnings from the effects of equity market movements on account values and assets under management and the related asset-based fees we earn on those assets net of related expenses we incur based upon the level of assets.

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1321 as of June 30, 2011, were to decrease to 1060 over six months after June 30, 2011, and remain at that level through the next six months or increase to 1585 over six months after June 30, 2011, and remain at that level through the next six months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1060 (1)	at 1585 (1)
Segment
Retirement Solutions - Annuities	$(66)	$28
Retirement Solutions - Defined Contribution	(6)	10

(1)
The baseline for these effects assumes 9% annual separate account growth beginning on July 1, 2011.  The baseline is then compared to scenarios of S&P 500 at the 1060 and 1585 levels, which assume the index moves to those levels over six months, remains at those levels through the next six months and grows at 9% annually thereafter.  The difference between the baseline and S&P 500 at the 1060 and 1585 level scenarios is presented in the table.

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

Credit Risk

Through the use of derivative instruments, we are exposed to both credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls).  When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative.  When the fair value of a derivative contract is negative, this generally indicates we owe the counterparty and therefore we have no credit risk, but have been affected by market risk.  We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits.  We also maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or to us.  See Note 6 for additional information on our credit risk.

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of June 30, 2011, and December 31, 2010, our counterparty risk exposure, net of collateral, was $139 million and $184 million, respectively.  As of June 30, 2011, we had exposure to 17 counterparties, with a maximum exposure of $44 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of Lincoln National Corporation drop below BBB-/Baa3 (S&P/Moody’s Investors Service).  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
Rating
AAA	$2	$7
AA	26	26
A	107	146
BBB	4	5
Total	$139	$184

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2011 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
4/1/11 - 4/30/11	2,165	$30.05	-	$1,040

5/1/11 - 5/31/11	2,995,013	30.09	2,993,266	950

6/1/11 - 6/30/11	2,156,922	27.85	2,156,136	890

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 4,698 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended June 30, 2011, there were 5,149,402 shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of June 30, 2011, our remaining security repurchase authorization was $890 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 20 to the consolidated financial statements of our 2010 Form 10-K are not included in our security repurchase.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: August 3, 2011

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2011

3.1	LNC Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 17, 2010.
3.2
Articles of Amendment dated May 26, 2011 to LNC’s Restated Articles of Incorporation are incorporated by reference to Exhibit 3.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 31, 2011.

3.3	Amended and Restated Bylaws of LNC (effective May 31, 2011) are filed herewith.
4.1	Senior Indenture, dated as of March 10, 2009, between LNC and the Bank of New York Mellon, is incorporated by reference to LNC’s Form S-3ASR (File No. 333-157822) filed with the SEC on March 10, 2009.
4.2	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.
10.1
Credit Agreement, dated as of June 10, 2011, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 15, 2011.

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
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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