Form 10-Q
period 2011-09-30
LINCOLN NATIONAL CORP
filed 2011-11-03
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-6028

____________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

____________________

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

____________________

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

As of October 31, 2011, there were 301,664,558 shares of the registrant’s common stock outstanding.

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2011 - $68,382; 2010 - $65,175)	$74,591	$68,030
Variable interest entities' fixed maturity securities (amortized cost: 2011 - $672; 2010 - $570)	700	584
Equity securities (cost: 2011 - $131; 2010 - $179)	137	197
Trading securities	2,726	2,596
Mortgage loans on real estate	6,893	6,752
Real estate	136	202
Policy loans	2,874	2,865
Derivative investments	3,029	1,076
Other investments	1,105	1,038
Total investments	92,191	83,340
Cash and invested cash	4,833	2,741
Deferred acquisition costs and value of business acquired	8,130	8,930
Premiums and fees receivable	383	335
Accrued investment income	1,023	933
Reinsurance recoverables	6,659	6,527
Goodwill	3,019	3,019
Other assets	3,314	3,369
Separate account assets	78,195	84,630
Total assets	$197,747	$193,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$19,969	$17,460
Other contract holder funds	68,581	66,478
Short-term debt	550	351
Long-term debt	5,348	5,399
Reinsurance related embedded derivatives	177	102
Funds withheld reinsurance liabilities	1,072	1,149
Deferred gain on business sold through reinsurance	412	468
Payables for collateral on investments	3,855	1,659
Variable interest entities' liabilities	203	132
Other liabilities	4,466	3,190
Separate account liabilities	78,195	84,630
Total liabilities	182,828	181,018

Contingencies and Commitments (See Note 10)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 10,854 and 10,914 shares
issued and outstanding as of September 30, 2011, and December 31, 2010, respectively	-	-
Common stock - 800,000,000 shares authorized; 301,659,175 and 315,718,554 shares
issued and outstanding as of September 30, 2011, and December 31, 2010, respectively	7,792	8,124
Retained earnings	4,664	3,934
Accumulated other comprehensive income (loss)	2,463	748
Total stockholders' equity	14,919	12,806
Total liabilities and stockholders' equity	$197,747	$193,824

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Insurance premiums	$559	$538	$1,721	$1,621
Insurance fees	864	769	2,582	2,351
Net investment income	1,151	1,132	3,522	3,358
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(42)	(99)	(133)	(187)
Portion of loss recognized in other comprehensive income	17	53	39	77
Net other-than-temporary impairment losses on securities
recognized in earnings	(25)	(46)	(94)	(110)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(138)	89	(83)	132
Total realized gain (loss)	(163)	43	(177)	22
Amortization of deferred gain on business sold through reinsurance	19	19	56	56
Other revenues and fees	118	112	361	337
Total revenues	2,548	2,613	8,065	7,745
Benefits and Expenses
Interest credited	625	623	1,864	1,855
Benefits	665	924	2,527	2,541
Underwriting, acquisition, insurance and other expenses	1,040	689	2,401	2,155
Interest and debt expense	79	74	223	212
Total benefits and expenses	2,409	2,310	7,015	6,763
Income (loss) from continuing operations before taxes	139	303	1,050	982
Federal income tax expense (benefit)	(12)	55	234	226
Income (loss) from continuing operations	151	248	816	756
Income (loss) from discontinued operations, net of federal
income taxes	(8)	(2)	(8)	29
Net income (loss)	143	246	808	785
Preferred stock dividends and accretion of discount	-	-	-	(168)
Net income (loss) available to common stockholders	$143	$246	$808	$617

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.50	$0.79	$2.63	$1.92
Income (loss) from discontinued operations	(0.03)	(0.01)	(0.03)	0.09
Net income (loss)	$0.47	$0.78	$2.60	$2.01

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.47	$0.76	$2.55	$1.85
Income (loss) from discontinued operations	(0.03)	(0.01)	(0.03)	0.09
Net income (loss)	$0.44	$0.75	$2.52	$1.94

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2011	2010
Preferred Stock
Balance as of beginning-of-year	$-	$806
Issuance (redemption) of Series B preferred stock	-	(950)
Accretion of discount on Series B preferred stock	-	144
Balance as of end-of-period	-	-

Common Stock
Balance as of beginning-of-year	8,124	7,840
Issuance of common stock	-	368
Issuance (repurchase and cancellation) of common stock warrants	-	(48)
Stock compensation/issued for benefit plans	13	11
Effect of amendment to deferred compensation plans	-	(29)
Retirement of common stock/cancellation of shares	(345)	-
Balance as of end-of-period	7,792	8,142

Retained Earnings
Balance as of beginning-of-year	3,934	3,316
Cumulative effect from adoption of new accounting standards	-	(169)
Comprehensive income (loss)	2,523	2,528
Less other comprehensive income (loss), net of tax	1,715	1,743
Net income (loss)	808	785
Retirement of common stock	(30)	-
Dividends declared: Common (2011 - $0.150; 2010 - $0.030)	(48)	(9)
Dividends on preferred stock	-	(24)
Accretion of discount on Series B preferred stock	-	(144)
Balance as of end-of-period	4,664	3,755

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	748	(262)
Cumulative effect from adoption of new accounting standards	-	181
Other comprehensive income (loss), net of tax	1,715	1,743
Balance as of end-of-period	2,463	1,662
Total stockholders' equity as of end-of-period	$14,919	$13,559

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$808	$785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(110)	(186)
Trading securities purchases, sales and maturities, net	33	15
Change in premiums and fees receivable	(48)	13
Change in accrued investment income	(90)	(100)
Change in future contract benefits and other contract holder funds	141	671
Change in reinsurance related assets and liabilities	(210)	(119)
Change in federal income tax accruals	275	261
Realized (gain) loss	177	(22)
(Gain) loss on early extinguishment of debt	8	-
Amortization of deferred gain on business sold through reinsurance	(56)	(56)
(Gain) loss on disposal of discontinued operations	3	(65)
Other	3	(53)
Net cash provided by (used in) operating activities	934	1,144

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8,540)	(10,449)
Sales of available-for-sale securities	1,274	2,595
Maturities of available-for-sale securities	3,988	3,093
Purchases of other investments	(2,202)	(2,390)
Sales or maturities of other investments	2,336	2,307
Increase (decrease) in payables for collateral on investments	2,196	660
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	321
Other	(63)	(49)
Net cash provided by (used in) investing activities	(1,011)	(3,912)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(275)	(250)
Issuance of long-term debt, net of issuance costs	298	749
Increase (decrease) in commercial paper, net	(100)	1
Deposits of fixed account values, including the fixed portion of variable	8,187	8,247
Withdrawals of fixed account values, including the fixed portion of variable	(3,750)	(3,858)
Transfers to and from separate accounts, net	(1,763)	(2,087)
Common stock issued for benefit plans and excess tax benefits	(6)	(2)
Issuance (redemption) of Series B preferred stock	-	(998)
Issuance of common stock	-	368
Repurchase of common stock	(375)	-
Dividends paid to common and preferred stockholders	(47)	(39)
Net cash provided by (used in) financing activities	2,169	2,131

Net increase (decrease) in cash and invested cash, including discontinued operations	2,092	(637)
Cash and invested cash, including discontinued operations, as of beginning-of-year	2,741	4,184
Cash and invested cash, including discontinued operations, as of end-of-period	$4,833	$3,547

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications had no effect on net income or stockholders’ equity of the prior years.

2.  New Accounting Standards

Adoption of New Accounting Standards

Fair Value Measurements and Disclosures Topic

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which requires additional disclosure related to the three-level fair value hierarchy.  For a more detailed description of ASU 2010-06, see “Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2010 Form 10-K.  We adopted the remaining disclosure requirements in ASU 2010-06 effective January 1, 2011, and have prospectively included the disclosures related to purchases, sales, issuances and settlements for Level 3 fair value measurements in Note 14 for the period ended September 30, 2011.

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

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), in order to enhance and expand the financial statement disclosures.  For a more detailed description of ASU 2010-20, see “Adoption of New Accounting Standards – Receivables Topic” in Note 2 of our 2010 Form 10-K.  We adopted the remaining disclosure requirements in ASU 2010-20 effective January 1, 2011, and have prospectively included the required financial statement disclosures related to the activity in our allowance for mortgage loan on real estate losses in Note 5 for the period ended September 30, 2011.

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

Financial Services – Insurance Industry Topic

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  For a more detailed description of ASU 2010-26, see “Future Adoption of New Accounting Standards – Financial Services – Insurance Industry Topic” in Note 2 of our 2010 Form 10-K.  We will adopt the provisions of ASU 2010-26 effective January 1, 2012, and currently estimate that retrospective adoption will result in the restatement of all years presented with a cumulative effect adjustment to the opening balance of retained earnings for the earliest period presented of approximately $950 million to $1.15 billion.  In addition, the adoption of this accounting guidance will result in a lower deferred acquisition costs (“DAC”) adjustment associated with unrealized gains and losses on available-for-sale (“AFS”) securities and certain derivatives; therefore, we will also adjust these DAC balances as of January 1, 2012, through a cumulative effect adjustment to the opening balance of accumulated other comprehensive income (loss) (“AOCI”).  This adjustment is dependent on our unrealized position as of the date of adoption.

Intangibles – Goodwill and Other Topic

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which provides an option to first assess qualitative factors to determine if it is necessary to complete the two-step goodwill impairment test.  If an assessment of the relevant events and circumstances leads to a conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary.  However, if a conclusion is reached otherwise, the two-step impairment test, that is currently required under the FASB ASC, must be completed.  An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to the two-

step goodwill impairment test, and resume qualitative assessment for the same reporting unit in the subsequent reporting period.  The amendments in ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We will adopt the provisions of ASU 2011-08 effective January 1, 2012, and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

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

3.  Dispositions

Discontinued Investment Management Operations

On January 4, 2010, we closed on the stock sale of our subsidiary Delaware Management Holdings, Inc. (“Delaware”), which provided investment products and services to individuals and institutions, to Macquarie Bank Limited.  Net of tax proceeds were approximately $405 million.

We have reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Discontinued Operations Before Disposal
Revenues - gain (loss) on sale of business	$-	$-	$-	$4

Income (loss) from discontinued operations before disposal,
before federal income taxes	$-	$-	$-	$(13)
Federal income tax expense (benefit)	-	-	-	(2)
Income (loss) from discontinued operations before disposal	-	-	-	(11)

Disposal
Gain (loss) on disposal, before federal income taxes	(3)	-	(3)	37
Federal income tax expense (benefit)	5	-	5	13
Gain (loss) on disposal	(8)	-	(8)	24
Income (loss) from discontinued operations	$(8)	$-	$(8)	$13

The loss from discontinued operations for the three and nine months ended September 30, 2011, related to an unfavorable tax return true-up from the prior year.

The income from discontinued operations for the nine months ended September 30, 2010, included final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007, and also reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

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

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
Disposal
Gain (loss) on disposal, before federal income taxes	$1	$28
Federal income tax expense (benefit)	3	12
Gain (loss) on disposal	(2)	16
Income (loss) from discontinued operations	$(2)	$16

The loss from discontinued operations for the three months ended September 30, 2010, related to an unfavorable tax return true-up from the prior year, partially offset by the estimated transaction cost being lower than anticipated.  In addition, the income from discontinued operations for the nine months ended September 30, 2010, included additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement, partially offset by the items mentioned above.

4.  Variable Interest Entities (“VIEs”)

Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes.  A VIE is an entity which does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest.  We perform an ongoing qualitative assessment of our involvement with VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.  If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements.

Consolidated VIEs

Credit-Linked Notes

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

As a result of consolidating the CLNs, we also consolidate the derivative instruments in the CLN structures.  The credit default swaps create variability in the CLN structures and expose the note holders to the credit risk of the referenced portfolio.  The contingent forwards transfer a portion of the loss in the underlying fixed maturity corporate asset-backed credit card loan securities back to the counterparty after credit losses reach our attachment point.

The following summarizes information regarding the CLN structures (dollars in millions) as of September 30, 2011:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B+	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	22

There has been no event of default on the CLNs themselves.  Based upon our analysis, the remaining subordination as represented by the attachment point should be sufficient to absorb future credit losses, subject to changing market conditions.  Similar to other debt market instruments, our maximum principal loss is limited to our original investment.

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of September 30, 2011:

Industry	AAA	AA	A	BBB	BB	B	CCC	Total
Telecommunications	-%	-%	5.5%	5.1%	0.6%	-%	-%	11.2%
Financial intermediaries	0.3%	4.0%	5.7%	0.5%	-%	-%	-%	10.5%
Oil and gas	-%	1.0%	1.2%	4.1%	-%	-%	-%	6.3%
Utilities	-%	-%	3.1%	1.4%	-%	-%	-%	4.5%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.4%	-%	-%	3.9%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food
and drug)	-%	-%	1.6%	1.4%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.6%	1.0%	-%	-%	-%	3.3%
Food products	-%	0.3%	1.8%	1.1%	-%	-%	-%	3.2%
Conglomerates	-%	2.6%	0.5%	-%	-%	-%	-%	3.1%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other industry < 3%
(27 industries)	-%	2.5%	15.4%	17.3%	3.6%	1.4%	0.3%	40.5%
Total	0.6%	13.3%	42.9%	35.0%	6.5%	1.4%	0.3%	100.0%

Statutory Trust Note

In August 2011, we purchased a $100 million note issued by a statutory trust (“Issuer”) in a private placement offering.  The proceeds were used by the Issuer to purchase U.S. Treasury securities to be held as collateral assets supporting an excess mortality swap.  Our maximum exposure to loss is limited to our original investment in the notes.  We have concluded that the Issuer of the note is a VIE as the entity does not have sufficient equity to support its activities without additional financial support.  In our evaluation of the primary beneficiary, we concluded that our economic interest was disproportionately greater than our stated power, and as a result, we concluded that we are the primary beneficiary of the Issuer and as of August 1, 2011, have consolidated all of the assets and liabilities of the Issuer in our consolidated financial statements.

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2011			As of December 31, 2010
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$593	N/A	$-	$584
U.S. Government bonds	N/A	-	107	N/A	-	-
Excess mortality swap	1	100	-	-	-	-
Total assets (1)	1	$100	$700	-	$-	$584

Liabilities
Derivative instruments not designated
and not qualifying as hedging
instruments:
Credit default swaps	2	$600	$312	2	$600	$215
Contingent forwards	2	-	(5)	2	-	(6)
Total derivative instruments not
designated and not qualifying
as hedging instruments	4	600	307	4	600	209
Federal income tax	N/A	-	(104)	N/A	-	(77)
Total liabilities (2)	4	$600	$203	4	$600	$132

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1 of our 2010 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the fixed maturity securities were not other-than-temporarily impaired as of September 30, 2011.

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Credit default swaps	$(105)	$60	$(92)	$(10)
Contingent forwards	2	(4)	1	(7)
Total derivative instruments not designated and
not qualifying as hedging instruments (1)	$(103)	$56	$(91)	$(17)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2010 Form 10-K for a detailed discussion of our unconsolidated VIEs.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$52,926	$5,955	$551	$67	$58,263
U.S. Government bonds	239	47	-	-	286
Foreign government bonds	590	53	1	-	642
Mortgage-backed securities ("MBS"):
Collateralized mortgage obligations ("CMOs")	5,001	404	73	124	5,208
Mortgage pass through securities ("MPTS")	3,052	188	-	-	3,240
Commercial mortgage-backed securities ("CMBS")	1,719	70	105	14	1,670
ABS CDOs	131	-	20	-	111
State and municipal bonds	3,407	571	9	-	3,969
Hybrid and redeemable preferred securities	1,317	55	170	-	1,202
VIEs' fixed maturity securities	672	28	-	-	700
Total fixed maturity securities	69,054	7,371	929	205	75,291

Equity Securities
Banking securities	2	-	1	-	1
Insurance securities	29	1	3	-	27
Other financial services securities	17	8	-	-	25
Other securities	83	7	6	-	84
Total equity securities	131	16	10	-	137
Total AFS securities	$69,185	$7,387	$939	$205	$75,428

	As of December 31, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed Maturity Securities
Corporate bonds	$48,863	$3,571	$607	$87	$51,740
U.S. Government bonds	150	17	2	-	165
Foreign government bonds	473	38	3	-	508
MBS:
CMOs	5,693	324	114	146	5,757
MPTS	2,980	106	5	-	3,081
CMBS	2,144	95	180	6	2,053
ABS CDOs	174	22	13	9	174
State and municipal bonds	3,222	27	94	-	3,155
Hybrid and redeemable preferred securities	1,476	56	135	-	1,397
VIEs' fixed maturity securities	570	14	-	-	584
Total fixed maturity securities	65,745	4,270	1,153	248	68,614

Equity Securities
Banking securities	61	-	3	-	58
Insurance securities	33	4	-	-	37
Other financial services securities	18	14	-	-	32
Other securities	67	7	4	-	70
Total equity securities	179	25	7	-	197
Total AFS securities	$65,924	$4,295	$1,160	$248	$68,811

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of September 30, 2011
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,330	$2,369
Due after one year through five years	12,515	13,390
Due after five years through ten years	21,789	23,809
Due after ten years	22,517	25,494
Subtotal	59,151	65,062
MBS	9,772	10,118
Asset-backed securities ("ABS") collateralized debt obligations ("CDOs")	131	111
Total fixed maturity AFS securities	$69,054	$75,291

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$3,576	$184	$1,405	$434	$4,981	$618
U.S. Government bonds	14	-	2	-	16	-
Foreign government bonds	86	1	-	-	86	1
MBS:
CMOs	573	107	492	90	1,065	197
MPTS	2	-	1	-	3	-
CMBS	221	21	154	98	375	119
ABS CDOs	3	1	87	19	90	20
State and municipal bonds	5	-	28	9	33	9
Hybrid and redeemable
preferred securities	277	23	396	147	673	170
Total fixed maturity securities	4,757	337	2,565	797	7,322	1,134

Equity Securities
Banking securities	1	1	-	-	1	1
Insurance securities	24	3	-	-	24	3
Other securities	6	6	-	-	6	6
Total equity securities	31	10	-	-	31	10
Total AFS securities	$4,788	$347	$2,565	$797	$7,353	$1,144

Total number of AFS securities in an unrealized loss position						952

	As of December 31, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed Maturity Securities
Corporate bonds	$5,271	$297	$2,007	$397	$7,278	$694
U.S. Government bonds	28	2	2	-	30	2
Foreign government bonds	19	-	9	3	28	3
MBS:
CMOs	465	121	748	139	1,213	260
MPTS	190	5	2	-	192	5
CMBS	75	8	304	178	379	186
ABS CDOs	-	-	147	22	147	22
State and municipal bonds	1,889	84	27	10	1,916	94
Hybrid and redeemable
preferred securities	203	10	568	125	771	135
Total fixed maturity securities	8,140	527	3,814	874	11,954	1,401

Equity Securities
Banking securities	57	3	-	-	57	3
Other securities	3	4	-	-	3	4
Total equity securities	60	7	-	-	60	7
Total AFS securities	$8,200	$534	$3,814	$874	$12,014	$1,408

Total number of AFS securities in an unrealized loss position						1,237

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2010 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of September 30, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,120	$1,650	$470
AFS securities backed by pools of commercial mortgages	532	399	133
Total	$2,652	$2,049	$603

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,097	$1,627	$470
AFS securities backed by pools of commercial mortgages	132	67	65
Total	$2,229	$1,694	$535

	As of December 31, 2010
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,539	$2,006	$533
AFS securities backed by pools of commercial mortgages	611	410	201
Total	$3,150	$2,416	$734

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,303	$1,776	$527
AFS securities backed by pools of commercial mortgages	185	76	109
Total	$2,488	$1,852	$636

For the nine months ended September 30, 2011 and 2010, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $42 million and $114 million, pre-tax, respectively, and before associated amortization expense for DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $9 million and $25 million, respectively, was recognized in OCI and $33 million and $89 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$444	$156	$31	82
Six months or greater, but less than nine months	2	-	2	5
Nine months or greater, but less than twelve months	21	6	3	9
Twelve months or greater	630	450	120	174
Total	$1,097	$612	$156	270

	As of December 31, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$170	$73	$5	41
Six months or greater, but less than nine months	60	22	-	13
Nine months or greater, but less than twelve months	42	17	1	13
Twelve months or greater	929	520	184	224
Total	$1,201	$632	$190	291

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities decreased $264 million for the nine months ended September 30, 2011.  This change was attributable primarily to a decline in overall market yields, which was driven by market uncertainty and weakening economic activity.  As discussed further below, we believe the unrealized loss position as of September 30, 2011, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of September 30, 2011, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2011, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of September 30, 2011, the unrealized losses associated with our MBS and ABS CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of September 30, 2011, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance as of beginning-of-period	$340	$293	$319	$268
Increases attributable to:
Credit losses on securities for which an OTTI was not previously
recognized	11	6	40	7
Credit losses on securities for which an OTTI was previously
recognized	17	14	57	53
Decreases attributable to:
Securities sold	(6)	(6)	(54)	(21)
Balance as of end-of-period	$362	$307	$362	$307

During the three and nine months ended September 30, 2011, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of September 30, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$168	$1	$66	$103	$46
MBS:
CMOs	640	1	118	523	288
CMBS	21	-	14	7	28
Total	$829	$2	$198	$633	$362
	As of December 31, 2010
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$204	$3	$76	$131	$60
MBS:
CMOs	509	2	126	385	258
CMBS	6	-	5	1	1
Total	$719	$5	$207	$517	$319

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 33% and 30% of mortgage loans on real estate as of September 30, 2011, and December 31, 2010, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2011	2010
Current	$6,806	$6,697
60 to 90 days past due	26	8
Greater than 90 days past due	68	40
Valuation allowance associated with impaired mortgage loans on real estate	(22)	(13)
Unamortized premium (discount)	15	20
Total carrying value	$6,893	$6,752

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
Number of impaired mortgage loans on real estate	10	9

Principal balance of impaired mortgage loans on real estate	$79	$75
Valuation allowance associated with impaired mortgage loans on real estate	(22)	(13)
Carrying value of impaired mortgage loans on real estate	$57	$62

Changes in the valuation allowance for credit losses associated with impaired mortgage loans on real estate (in millions) were as follows:

For the
Nine
Months
Ended
September 30,
2011
Balance as of beginning-of-year	$13
Additions	14
Charge-offs	(5)
Balance as of end-of-period	$22

Information for our impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average carrying value for impaired mortgage loans on real estate	$58	$61	$55	$53
Interest income recognized on impaired mortgage loans on real estate	-	-	2	1
Interest income collected on impaired mortgage loans on real estate	-	-	2	1

As described in Note 1 in our 2010 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans on real estate, which were as follows (dollars in millions):

	As of September 30, 2011			As of December 31, 2010
			Debt-			Debt-
			Service			Service
	Principal		Coverage	Principal		Coverage
Loan-to-Value	Amount	%	Ratio	Amount	%	Ratio
Less than 65%	$5,343	77.4%	1.60	$4,863	72.1%	1.62
65% to 74%	1,148	16.7%	1.37	1,484	22.0%	1.40
75% to 100%	319	4.6%	0.86	179	2.7%	0.85
Greater than 100%	90	1.3%	0.26	219	3.2%	1.06
Total mortgage loans on real estate	$6,900	100.0%		$6,745	100.0%

Alternative Investments

As of September 30, 2011, and December 31, 2010, alternative investments included investments in approximately 97 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Fixed maturity AFS securities:
Gross gains	$17	$12	$84	$96
Gross losses	(63)	(61)	(177)	(174)
Equity AFS securities:
Gross gains	-	3	10	9
Gross losses	-	-	-	(4)
Gain (loss) on other investments	(3)	(2)	1	(33)
Associated amortization of DAC, VOBA, DSI and DFEL
and changes in other contract holder funds	5	22	(13)	20
Total realized gain (loss) related to certain investments	$(44)	$(26)	$(95)	$(86)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(3)	$(34)	$(9)	$(80)
MBS:
CMOs	(22)	(16)	(65)	(52)
CMBS	(8)	(4)	(47)	(4)
ABS CDOs	-	-	(1)	(1)
Hybrid and redeemable preferred securities	-	-	(2)	(5)
Total fixed maturity securities	(33)	(54)	(124)	(142)

Equity securities:
Other financial services securities	-	-	-	(3)
Total equity securities	-	-	-	(3)
Gross OTTI recognized in net income (loss)	(33)	(54)	(124)	(145)
Associated amortization of DAC, VOBA, DSI and DFEL	8	8	30	35
Net OTTI recognized in net income (loss), pre-tax	$(25)	$(46)	$(94)	$(110)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$21	$62	$48	$84
Change in DAC, VOBA, DSI and DFEL	(4)	(9)	(9)	(7)
Net portion of OTTI recognized in OCI, pre-tax	$17	$53	$39	$77

Determination of Credit Losses on Corporate Bonds and ABS CDOs

As of September 30, 2011, and December 31, 2010, we reviewed our corporate bond and ABS CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2011, and December 31, 2010, 97% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2011, and December 31, 2010, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.3 billion and $2.6 billion and a fair value of $2.1 billion and $2.4 billion, respectively.  As of September 30, 2011, and December 31, 2010, 89% and 91%, respectively, of the fair value of our ABS CDO portfolio was rated investment grade.  As of September 30, 2011, and December 31, 2010, the portion of our ABS CDO portfolio rated below investment grade had an amortized cost of $25 million and $24 million and fair value of $13 million and $16 million, respectively.  Based upon the analysis discussed above, we believed as of September 30, 2011, and December 31, 2010, that we would recover the amortized cost of each investment grade corporate bond and ABS CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the nine months ended September 30, 2011 and 2010, the recovery as a percentage of amortized cost was 98% and 80% for corporate bonds, respectively, and 0% for ABS CDOs for both periods.

Determination of Credit Losses on MBS

As of September 30, 2011, and December 31, 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$2,593	$2,593	$800	$800
Securities pledged under securities lending agreements (2)	198	191	199	192
Securities pledged under reverse repurchase agreements (3)	280	295	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	184	211	280	318
Investments pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	600	1,037	100	115
Total payables for collateral on investments	$3,855	$4,327	$1,659	$1,719

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2011	2010
Collateral payable held for derivative investments	$1,793	$1,053
Securities pledged under securities lending agreements	(1)	(301)
Securities pledged under reverse repurchase agreements	-	(64)
Securities pledged for TALF	(96)	(28)
Securities pledged for FHLBI	500	-
Total increase (decrease) in payables for collateral on investments	$2,196	$660

Investment Commitments

As of September 30, 2011, our investment commitments were $627 million, which included $271 million of limited partnerships (“LPs”), $194 million of private placements and $162 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2011, and December 31, 2010, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.1 billion and $5.0 billion, or 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.8 billion and $2.9 billion, or 3% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of September 30, 2011, and December 31, 2010, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $7.6 billion and $6.7 billion, or 8% of our invested assets portfolio, respectively, and our investment securities in the CMO industry with a fair value of $5.9 billion and $6.5 billion, or 6% and 8% of our invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

We evaluate and recognize our derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC.  As of September 30, 2011, we had derivative instruments that were designated and qualifying as cash flow hedges and fair value hedges.  We also had embedded derivatives that were economic hedges, but were not designed to meet the requirements for hedge accounting treatment.  See Note 1 in our 2010 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.

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

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with living benefit guarantees offered in our variable annuity products, including products with guaranteed withdrawal benefit (“GWB”) features and guaranteed income benefit (“GIB”) features.  See “Guaranteed Living Benefit (“GLB”) Reserves Embedded Derivatives” below for further details.

See Note 14 for additional disclosures related to the fair value of our financial instruments and see Note 4 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (dollars in millions) were as follows:

	As of September 30, 2011
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	148	$877	$34	$(222)	$-	$-
Forward-starting interest rate swaps (1)	3	60	-	-	-	-
Foreign currency swaps (1)	13	340	47	(14)	-	-
Treasury and reverse treasury locks (1)	12	1,600	320	(10)	-	-
Total cash flow hedges	176	2,877	401	(246)	-	-
Fair value hedges:
Interest rate swap agreements (2)	11	1,675	277	-	-	(277)
Total fair value hedges	11	1,675	277	-	-	(277)
Total derivative instruments
designated and qualifying as
hedging instruments	187	4,552	678	(246)	-	(277)
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate futures (1)	5,241	935	-	-	-	-
Equity futures (1)	28,409	1,724	-	-	-	-
Interest rate swap agreements (1)	106	10,076	887	(505)	-	-
Credit default swaps - buying protection (1)	3	35	6	-	-	-
Credit default swaps - selling protection (3)	9	148	-	-	-	(15)
Total return swaps (1)	24	2,597	101	(12)	-	-
Put options (1)	172	6,477	1,878	(18)	-	-
Call options (based on S&P 500) (1)	545	4,778	118	-	-	-
Variance swaps (1)	74	40	125	(14)	-	-
Currency futures (1)	18	3	-	-	-	-
Consumer price index swaps (1)	98	51	-	(3)	-	-
Interest rate cap corridors (1)	88	16,625	34	-	-	-
Embedded derivatives:
Deferred compensation plans (3)	6	-	-	-	-	(325)
Indexed annuity contracts (4)	145,862	-	-	-	-	(342)
GLB reserves (4)	330,244	-	-	-	503	(2,846)
Reinsurance related (5)	-	-	-	-	-	(177)
Total derivative instruments not
designated and not qualifying as
hedging instruments	510,899	43,489	3,149	(552)	503	(3,705)
Total derivative instruments	511,086	$48,041	$3,827	$(798)	$503	$(3,982)

	As of December 31, 2010
	Number		Asset Carrying		(Liability) Carrying
	of	Notional	or Fair Value		or Fair Value
	Instruments	Amounts	Gain	Loss	Gain	Loss
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

	Remaining Life as of September 30, 2011
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Derivative Instruments
Designated and Qualifying
as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements	$-	$59	$264	$547	$7	$877
Forward-starting interest rate swaps	-	-	60	-	-	60
Foreign currency swaps	-	154	105	81	-	340
Treasury and reverse treasury locks	300	1,090	210	-	-	1,600
Total cash flow hedges	300	1,303	639	628	7	2,877
Fair value hedges:
Interest rate swap agreements	300	500	-	875	-	1,675
Total fair value hedges	300	500	-	875	-	1,675
Total derivative instruments
designated and qualifying as
hedging instruments	600	1,803	639	1,503	7	4,552
Derivative Instruments Not
Designated and Not Qualifying
as Hedging Instruments
Interest rate futures	935	-	-	-	-	935
Equity futures	1,724	-	-	-	-	1,724
Interest rate swap agreements	258	1,594	1,970	6,254	-	10,076
Credit default swaps - buying protection	-	35	-	-	-	35
Credit default swaps - selling protection	-	40	108	-	-	148
Total return swaps	2,447	150	-	-	-	2,597
Put options	-	1,814	4,663	-	-	6,477
Call options (based on S&P 500)	3,786	992	-	-	-	4,778
Variance swaps	-	3	37	-	-	40
Currency futures	3	-	-	-	-	3
Consumer price index swaps	4	15	13	17	2	51
Interest rate cap corridors	-	7,750	8,875	-	-	16,625
Total derivative instruments
not designated and not
qualifying as hedging
instruments	9,157	12,393	15,666	6,271	2	43,489
Total derivative instruments
with notional amounts	$9,757	$14,196	$16,305	$7,774	$9	$48,041

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2011	2010
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Cash flow hedges:
Interest rate swap agreements	(147)	(91)
Forward-starting interest rate swaps	(2)	-
Foreign currency swaps	7	20
Treasury and reverse treasury locks	327	(29)
Fair value hedges:
Interest rate swap agreements	3	3
Change in foreign currency exchange rate adjustment	(1)	8
Change in DAC, VOBA, DSI and DFEL	(1)	(10)
Income tax benefit (expense)	(65)	35
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate swap agreements (1)	(6)	5
Foreign currency swaps (1)	3	2
Treasury and reverse treasury locks (2)	(3)	3
Fair value hedges:
Interest rate swap agreements (2)	3	3
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)
Income tax benefit (expense)	1	(4)
Balance as of end-of-period	$108	$(61)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivative Instruments Designated and
Qualifying as Hedging Instruments
Cash flow hedges:
Interest rate swap agreements (1)	$(2)	$(3)	$(7)	$5
Foreign currency swaps (1)	2	1	3	2
Total cash flow hedges	-	(2)	(4)	7
Fair value hedges:
Interest rate swap agreements (2)	13	12	38	29
Equity collars (3)	-	15	-	15
Total fair value hedges	13	27	38	44
Total derivative instruments designated
and qualifying as hedging instruments	13	25	34	51
Derivative Instruments Not Designated and
Not Qualifying as Hedging Instruments
Interest rate futures (3)	132	134	121	348
Equity futures (3)	105	(184)	51	(172)
Interest rate swap agreements (3)	850	10	888	313
Foreign currency forwards (3)	-	-	-	43
Credit default swaps - fees (1)	-	-	-	1
Credit default swaps - buying protection - marked-to-market (1)	(1)	-	(1)	-
Credit default swaps - selling protection - marked-to-market (3)	(8)	12	(6)	4
Total return swaps (4)	154	(110)	120	(59)
Put options (3)	606	(148)	504	235
Call options (based on S&P 500) (3)	(140)	70	(78)	27
Variance swaps (3)	126	(56)	84	38
Currency futures (3)	(5)	(8)	(11)	(15)
Consumer price index swaps (3)	(3)	(4)	(1)	(4)
Interest rate cap corridors (1)	(25)	(4)	(41)	(15)
Embedded derivatives:
Deferred compensation plans (4)	22	(14)	10	(14)
Indexed annuity contracts (3)	135	(70)	81	(19)
GLB reserves (3)	(2,065)	188	(1,935)	(805)
Reinsurance related (3)	(58)	(40)	(76)	(102)
AFS securities (1)	-	1	1	-
Total derivative instruments not designated
and not qualifying as hedging instruments	(175)	(223)	(289)	(196)
Total derivative instruments	$(162)	$(198)	$(255)	$(145)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The location in the Consolidated Statements of Income (Loss) where the gains (losses) are recorded for each of the derivative instruments discussed below is specified in the table above.

Derivative Instruments Designated and Qualifying as Cash Flow Hedges

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gain (loss) recognized as a component of OCI with the offset
to net investment income	$-	$(3)	$(4)	$7

As of September 30, 2011, $21 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next twelve months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three and nine months ended September 30, 2011 and 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

As of September 30, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.

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

As of September 30, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

Treasury and Reverse Treasury Locks

We use treasury locks to hedge the interest rate exposure related to our issuance of fixed rate securities or the anticipated future cash flows of floating rate fixed maturity securities due to changes in interest rates.  In addition, we use reverse treasury locks to hedge the interest rate exposure related to the purchase of fixed rate securities or the anticipated future cash flows of floating rate fixed maturity securities due to changes in interest rates.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.  The gains or losses resulting from these derivatives are recorded in OCI and are reclassified from accumulated OCI to earnings over the life of the securities once they are purchased or issued.

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

Equity Collars

We used an equity collar on four million shares of our Bank of America (“BOA”) stock holdings.  On September 7, 2010, we settled the equity collar by delivering four million shares of BOA stock, which resulted in a $15 million gain, reported within realized gain (loss) on our Consolidated Statements of Income (Loss).

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

Foreign Currency Forwards

We used foreign currency forward contracts to hedge the liability exposure on certain options in the variable annuity products.  The foreign currency forward contracts obligated us to deliver a specified amount of currency at a future date and a specified exchange rate.

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

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of September 30, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	A-	3	(10)	68
03/20/2017 (4)	(5)	(6)	BBB	2	(5)	40
				9	$(15)	$148

As of December 31, 2010
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB	3	(12)	65
03/20/2017 (4)	(5)	(6)	BBB-	2	(4)	40
				9	$(16)	$145

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 4 in our 2010 Form 10-K.
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
Maximum potential payout	$148	$145
Less:
Counterparty thresholds	-	10
Maximum collateral potentially required to post	$148	$135

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $15 million as of September 30, 2011, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Total Return Swaps

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans.  We receive the total return on a portfolio of indexes and pay a floating rate of interest.

In addition, we use total return swaps to hedge the liability exposure on certain options in variable annuity products.  We receive the total return on a portfolio of indexes and pay a floating rate of interest.

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

GLB Reserves Embedded Derivatives

We have certain GLB variable annuity products with GWB and GIB features that are embedded derivatives.  Certain features of these guarantees have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”). We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  As of September 30, 2011, we had $29.6 billion of account values that were attributable to variable annuities with a GWB feature and $11.5 billion of account values that were attributable to variable annuities with a GIB feature.

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

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2011, the nonperformance risk adjustment was $19 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary of the Company.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2011, the exposure was $110 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2011		As of December 31, 2010
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)
AAA	$37	$-	$1	$-
AA	249	-	99	-
AA-	224	(1)	65	-
A+	1,067	(88)	548	(76)
A	1,454	(43)	436	(223)
	$3,031	$(132)	$1,149	$(299)

7.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  Because the pre-tax income of $139 million resulted in a tax benefit of $12 million for the three months ended September 30, 2011, the effective tax rate was not meaningful.  The effective tax rate on pre-tax income from continuing operations was 22% for the nine months ended September 30, 2011.  The effective tax rate on pre-tax income from continuing operations was 18% and 23% for the three and nine months ended September 30, 2010, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.

Federal income tax expense for the first nine months of 2011 was decreased by $28 million related to favorable adjustments from the 2010 tax return, filed in the third quarter of 2011, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.  Federal income tax expense for the first nine months of 2010 was decreased by $13 million related to favorable adjustments from the 2009 tax return, filed in the third quarter of 2010, relating primarily to the separate account DRD, foreign tax credits and other tax preference items.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2011	2010
Balance as of beginning-of-year	$7,552	$7,424
Deferrals	1,240	1,179
Amortization, net of interest:
Prospective unlocking - assumption changes	(339)	(26)
Prospective unlocking - model refinements	171	183
Retrospective unlocking	75	41
Other amortization	(705)	(676)
Adjustment related to realized (gains) losses	(38)	(32)
Adjustment related to unrealized (gains) losses	(837)	(1,223)
Balance as of end-of-period	$7,119	$6,870

Changes in VOBA (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2011	2010
Balance as of beginning-of-year	$1,378	$2,086
Business acquired through reinsurance	2	-
Deferrals	15	19
Amortization:
Prospective unlocking - assumption changes	28	(40)
Prospective unlocking - model refinements	102	(30)
Retrospective unlocking	16	-
Other amortization	(235)	(270)
Accretion of interest (1)	59	68
Adjustment related to realized (gains) losses	(5)	2
Adjustment related to unrealized (gains) losses	(349)	(787)
Balance as of end-of-period	$1,011	$1,048

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 3.45% to 4.70%.

Changes in DSI (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2011	2010
Balance as of beginning-of-year	$286	$323
Deferrals	29	53
Amortization, net of interest:
Prospective unlocking - assumption changes	(2)	2
Retrospective unlocking	11	6
Other amortization	(42)	(43)
Adjustment related to realized (gains) losses	(3)	(8)
Adjustment related to unrealized (gains) losses	(11)	(64)
Balance as of end-of-period	$268	$269

Changes in DFEL (in millions) were as follows:

	For the Nine
	Months Ended
	September 30,
	2011	2010
Balance as of beginning-of-year	$1,502	$1,338
Deferrals	411	411
Amortization, net of interest:
Prospective unlocking - assumption changes	(6)	(53)
Prospective unlocking - model refinements	28	62
Retrospective unlocking	7	(14)
Other amortization	(127)	(126)
Adjustment related to realized (gains) losses	(10)	(4)
Adjustment related to unrealized (gains) losses	(467)	(312)
Balance as of end-of-period	$1,338	$1,302

9.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	September 30,	December 31,
	2011	2010
Return of Net Deposits
Total account value	$50,472	$52,211
Net amount at risk (1)	2,364	816
Average attained age of contract holders	59 years	58 years
Minimum Return
Total account value	$150	$187
Net amount at risk (1)	56	46
Average attained age of contract holders	71 years	70 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$20,640	$23,483
Net amount at risk (1)	4,172	2,183
Average attained age of contract holders	67 years	66 years
(1)
Represents the amount of death benefit in excess of the account balance.  The increase in net amount at risk when comparing September 30, 2011, to December 31, 2010, was attributable primarily to the decline in equity markets and associated decrease in the account values.

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

	For the Nine
	Months Ended
	September 30,
	2011	2010
Balance as of beginning-of-year	$44	$71
Changes in reserves	108	59
Benefits paid	(34)	(68)
Balance as of end-of-period	$118	$62

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
Asset Type
Domestic equity	$31,476	$35,659
International equity	12,169	14,172
Bonds	16,951	15,913
Money market	5,799	5,725
Total	$66,395	$71,469

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Insurance Solutions – Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 38% of permanent life insurance in force as of September 30, 2011, and approximately 46% and 49% of total sales for these products for the three and nine months ended September 30, 2011, respectively.

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

Our life insurance subsidiaries are currently being audited on behalf of multiple states' treasury and controllers' offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.  The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders.  In addition, our life insurance subsidiaries are the subject of multiple state Insurance Department inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property.  The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned under state laws, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property.  We are not currently able to estimate the amount of benefits which may become payable as a result of any such unreported claims or the potential increase in the cost of implementing related changes in procedures.

11.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Series A Preferred Stock
Balance as of beginning-of-period	10,854	11,365	10,914	11,497
Conversion of convertible preferred stock (1)	-	(451)	(60)	(583)
Balance as of end-of-period	10,854	10,914	10,854	10,914

Series B Preferred Stock
Balance as of beginning-of-period	-	-	-	950,000
Issuance (redemption) of Series B preferred stock	-	-	-	(950,000)
Balance as of end-of-period	-	-	-	-

Common Stock
Balance as of beginning-of-period	308,339,163	316,662,480	315,718,554	302,223,281
Stock issued	-	-	-	14,137,615
Conversion of convertible preferred stock (1)	-	7,216	960	9,328
Stock compensation/issued for benefit plans	32,712	84,385	215,618	401,950
Retirement/cancellation of shares	(6,712,700)	-	(14,275,957)	(18,093)
Balance as of end-of-period	301,659,175	316,754,081	301,659,175	316,754,081

Common Stock as of End-of-Period
Assuming conversion of preferred stock	301,832,839	316,928,705	301,832,839	316,928,705
Diluted basis	306,899,902	324,290,798	306,899,902	324,290,798

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common, Series A and Series B preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share (“EPS”) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted-average shares, as used in basic calculation	304,779,641	316,726,409	310,357,508	307,863,690
Shares to cover exercise of outstanding warrants	10,150,292	12,791,748	10,150,292	12,963,550
Shares to cover conversion of preferred stock	173,664	175,095	174,293	180,101
Shares to cover non-vested stock	815,594	584,206	801,261	602,443
Average stock options outstanding during the period	500,578	580,067	698,054	728,250
Assumed acquisition of shares with assumed
proceeds from exercising outstanding warrants	(5,153,660)	(5,805,269)	(4,223,290)	(5,416,234)
Assumed acquisition of shares with assumed
proceeds and benefits from exercising stock
options (at average market price for the period)	(342,848)	(383,607)	(459,168)	(478,222)
Shares repurchaseable from measured but
unrecognized stock option expense	(31,025)	(97,164)	(80,317)	(150,846)
Average deferred compensation shares	1,105,447	1,112,284	1,070,549	1,221,257
Weighted-average shares, as used in diluted calculation	311,997,683	325,683,769	318,489,182	317,513,989

In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our EPS and will be shown in the table above.

We have participants in our deferred compensation plans, with the exception of the non-employee directors’ deferred compensation plan, who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three and nine months ended September 30, 2011 and 2010, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $5 million for the three and nine months ended September 30, 2011, $1 million for the three months ended September 30, 2010, and $3 million for the nine months ended September 30, 2010.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount.  These amounts are presented on our Consolidated Statements of Income (Loss).

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2011	2010
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,072	$49
Cumulative effect from adoption of new accounting standards	-	181
Unrealized holding gains (losses) arising during the period	3,232	4,742
Change in foreign currency exchange rate adjustment	2	(5)
Change in DAC, VOBA, DSI and other contract holder funds	(885)	(1,799)
Income tax benefit (expense)	(841)	(1,053)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(83)	(73)
Reclassification adjustment for gains (losses) on derivatives included in net income (loss)	-	135
Associated amortization of DAC, VOBA, DSI and DFEL	(13)	21
Income tax benefit (expense)	34	(29)
Balance as of end-of-period	$2,642	$2,061
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(129)	$(115)
(Increases) attributable to:
Gross OTTI recognized in OCI during the period	(48)	(84)
Change in DAC, VOBA, DSI and DFEL	9	7
Income tax benefit (expense)	14	27
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	91	64
Change in DAC, VOBA, DSI and DFEL	(19)	(12)
Income tax benefit (expense)	(25)	(18)
Balance as of end-of-period	$(107)	$(131)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11
Unrealized holding gains (losses) arising during the period	188	(97)
Change in foreign currency exchange rate adjustment	(1)	8
Change in DAC, VOBA, DSI and DFEL	(1)	(10)
Income tax benefit (expense)	(65)	35
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3)	13
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)
Income tax benefit (expense)	1	(4)
Balance as of end-of-period	$108	$(61)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$3
Foreign currency translation adjustment arising during the period	3	(1)
Income tax benefit (expense)	(1)	-
Balance as of end-of-period	$3	$2
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(181)	$(210)
Adjustment arising during the period	(3)	2
Income tax benefit (expense)	1	(1)
Balance as of end-of-period	$(183)	$(209)

12.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total realized gain (loss) related to certain investments (1)	$(44)	$(26)	$(95)	$(86)
Realized gain (loss) related to certain derivative instruments, including those associated with our consolidated VIEs, and
trading securities (2)	(105)	105	(96)	72
Indexed annuity net derivative results: (3)
Gross gain (loss)	(5)	1	3	8
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	(2)	(3)
Guaranteed living benefits: (4)
Gross gain (loss)	(34)	36	26	117
Associated amortization of DAC, VOBA, DSI and DFEL	4	(27)	(20)	(53)
Guaranteed death benefits: (5)
Gross gain (loss)	22	(52)	8	(38)
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	6	(1)	5
Total realized gain (loss)	$(163)	$43	$(177)	$22

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
(2)
Represents changes in the fair values of certain derivative investments (including the credit default swaps, contingent forwards and excess mortality swap associated with our consolidated VIEs), total return swaps (embedded derivatives that are theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements) and trading securities.

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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2011	2011
Awards
10-year LNC stock options	-	459,093
Performance shares	-	215,137
SARs	-	106,966
Restricted stock units	12,869	524,273
Non-employee:
Agent stock options	-	95,451
Director stock options	-	32,560
Director restricted stock units	17,547	36,961

14.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$74,591	$74,591	$68,030	$68,030
VIEs' fixed maturity securities	700	700	584	584
Equity securities	137	137	197	197
Trading securities	2,726	2,726	2,596	2,596
Mortgage loans on real estate	6,893	7,596	6,752	7,183
Derivative investments	3,029	3,029	1,076	1,076
Other investments	1,105	1,105	1,038	1,038
Cash and invested cash	4,833	4,833	2,741	2,741
Separate account assets	78,195	78,195	84,630	84,630

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(342)	(342)	(497)	(497)
GLB reserves embedded derivatives	(2,343)	(2,343)	(408)	(408)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,115)	(1,115)	(1,119)	(1,119)
Account values of certain investment contracts	(27,190)	(29,888)	(26,130)	(27,142)
Short-term debt (1)	(550)	(564)	(351)	(364)
Long-term debt	(5,348)	(4,898)	(5,399)	(5,512)
Reinsurance related embedded derivatives	(177)	(177)	(102)	(102)
VIEs' liabilities - derivative instruments	(307)	(307)	(209)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives	(325)	(325)	(363)	(363)
Credit default swaps	(15)	(15)	(16)	(16)

(1)	The difference between the carrying value and fair value of short-term debt as of September 30, 2011, and December 31, 2010, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2011, and December 31, 2010, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2011, or December 31, 2010, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of the 2010 Form 10-K:

	As of September 30, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$56,700	$1,500	$58,263
U.S. Government bonds	267	18	1	286
Foreign government bonds	-	537	105	642
MBS:
CMOs	-	5,189	19	5,208
MPTS	-	3,120	120	3,240
CMBS	-	1,633	37	1,670
ABS CDOs	-	-	111	111
State and municipal bonds	-	3,969	-	3,969
Hybrid and redeemable preferred securities	15	1,095	92	1,202
VIEs' fixed maturity securities	107	593	-	700
Equity AFS securities:
Banking securities	-	1	-	1
Insurance securities	3	-	24	27
Other financial services securities	-	7	18	25
Other securities	34	-	50	84
Trading securities	2	2,655	69	2,726
Derivative investments	-	503	2,526	3,029
Cash and invested cash	-	4,833	-	4,833
Separate account assets	-	78,195	-	78,195
Total assets	$491	$159,048	$4,672	$164,211

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(342)	$(342)
GLB reserves embedded derivatives	-	-	(2,343)	(2,343)
Long-term debt - interest rate swap agreements	-	(277)	-	(277)
Reinsurance related embedded derivatives	-	(177)	-	(177)
VIEs' liabilities - derivative instruments	-	-	(307)	(307)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(325)	(325)
Credit default swaps	-	-	(15)	(15)
Total liabilities	$-	$(454)	$(3,332)	$(3,786)

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

	For the Three Months Ended September 30, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,573	$(18)	$(33)	$(11)	$(11)	$1,500
U.S. Government bonds	2	-	-	(1)	-	1
Foreign government bonds	96	1	9	(1)	-	105
MBS:
CMOs	28	(1)	-	(1)	(7)	19
MPTS	133	-	2	25	(40)	120
CMBS	53	(7)	3	(12)	-	37
ABS CDOs	126	5	(8)	(12)	-	111
Hybrid and redeemable
preferred securities	106	-	(12)	(18)	16	92
Equity AFS securities:
Insurance securities	30	-	(6)	-	-	24
Other financial services securities	22	-	(4)	-	-	18
Other securities	44	-	(4)	10	-	50
Trading securities	71	1	1	(5)	1	69
Derivative investments	1,492	684	340	10	-	2,526
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(506)	135	-	29	-	(342)
GLB reserves embedded derivatives	(278)	(2,065)	-	-	-	(2,343)
VIEs' liabilities - derivative
instruments (5)	(198)	(109)	-	-	-	(307)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(360)	22	-	13	-	(325)
Credit default swaps (7)	(7)	(8)	-	-	-	(15)
Total, net	$2,427	$(1,360)	$288	$26	$(41)	$1,340

	For the Three Months Ended September 30, 2010
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,907	$(31)	$81	$(84)	$(78)	$1,795
U.S. Government bonds	4	-	-	(2)	-	2
Foreign government bonds	92	-	8	(1)	(1)	98
MBS:
CMOs	27	(3)	3	19	-	46
MPTS	101	-	1	(2)	-	100
CMBS	119	(4)	13	(4)	(1)	123
ABS CDOs	156	-	7	(3)	-	160
State and municipal bonds	20	-	-	-	(20)	-
Hybrid and redeemable
preferred securities	97	-	6	-	-	103
Equity AFS securities:
Insurance securities	26	-	5	1	-	32
Other financial services securities	23	3	1	(4)	-	23
Other securities	34	-	(1)	-	-	33
Trading securities	77	1	-	(1)	(1)	76
Derivative investments	2,005	(244)	1	75	-	1,837
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(383)	(70)	-	(3)	-	(456)
GLB reserves embedded derivatives	(1,669)	188	-	-	-	(1,481)
VIEs' liabilities - derivative
instruments (5)	(297)	51	-	-	-	(246)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(319)	(14)	-	(5)	-	(338)
Credit default swaps (7)	(30)	12	-	-	-	(18)
Total, net	$1,990	$(111)	$125	$(14)	$(101)	$1,889

	For the Nine Months Ended September 30, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$5	$10	$(247)	$(84)	$1,500
U.S. Government bonds	2	-	-	(1)	-	1
Foreign government bonds	113	-	12	(3)	(17)	105
MBS:
CMOs	23	(3)	3	(4)	-	19
MPTS	96	-	4	20	-	120
CMBS	109	(53)	57	(75)	(1)	37
ABS CDOs	172	19	(17)	(63)	-	111
Hybrid and redeemable
preferred securities	119	-	(5)	(18)	(4)	92
Equity AFS securities:
Insurance securities	34	1	(6)	(5)	-	24
Other financial services securities	24	7	(5)	(8)	-	18
Other securities	34	-	(2)	16	2	50
Trading securities	76	-	4	(8)	(3)	69
Derivative investments	1,495	600	335	96	-	2,526
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(497)	80	-	75	-	(342)
GLB reserves embedded derivatives	(408)	(1,935)	-	-	-	(2,343)
VIEs' liabilities - derivative
instruments (5)	(209)	(98)	-	-	-	(307)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(363)	10	-	28	-	(325)
Credit default swaps (7)	(16)	(5)	-	6	-	(15)
Total, net	$2,620	$(1,372)	$390	$(191)	$(107)	$1,340

	For the Nine Months Ended September 30, 2010
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(37)	$86	$(234)	$(90)	$1,795
U.S. Government bonds	3	-	-	(4)	3	2
Foreign government bonds	92	-	10	(4)	-	98
MBS:
CMOs	35	(5)	4	16	(4)	46
MPTS	101	-	5	(6)	-	100
CMBS	259	(6)	36	(48)	(118)	123
ABS:
CDOs	153	-	18	(11)	-	160
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable
preferred securities	156	3	(26)	(30)	-	103
Equity AFS securities:
Insurance securities	43	-	-	(11)	-	32
Other financial services securities	22	-	6	(5)	-	23
Other securities	23	-	(1)	11	-	33
Trading securities	91	2	(10)	(6)	(1)	76
Derivative investments	1,368	242	9	218	-	1,837
Future contract benefits: (4)
Indexed annuity contracts embedded
derivatives	(419)	(19)	-	(18)	-	(456)
GLB reserves embedded derivatives	(676)	(805)	-	-	-	(1,481)
VIEs' liabilities - derivative
instruments (5)	-	(21)	-	-	(225)	(246)
Other liabilities:
Deferred compensation plans embedded
derivatives (6)	(332)	(14)	-	8	-	(338)
Credit default swaps (7)	(65)	4	-	43	-	(18)
Total, net	$3,246	$(656)	$415	$(81)	$(1,035)	$1,889
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

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(5)	The changes in fair value of the credit default swaps, contingency forwards and excess mortality swap are included in realized gain (loss) on our Consolidated Statements of Income (Loss).

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

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(14)	$(10)	$(9)	$-	$(11)
U.S. Government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	-	-	-	(1)	(1)
MBS:
CMOs	-	-	-	(1)	-	(1)
MPTS	28	(1)	-	(2)	-	25
CMBS	-	-	-	(12)	-	(12)
ABS CDOs	-	-	-	(12)	-	(12)
Hybrid and redeemable
preferred securities	-	(18)	-	-	-	(18)
Equity AFS securities:
Other securities	10	-	-	-	-	10
Trading securities	-	(2)	-	(3)	-	(5)
Derivative investments	87	6	(83)	-	-	10
Future contract benefits:
Indexed annuity contracts embedded
derivatives	(11)	-	-	40	-	29
Other liabilities:
Deferred compensation plans embedded
derivatives	-	-	-	13	-	13
Total, net	$136	$(29)	$(93)	$13	$(1)	$26

	For the Nine Months Ended September 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$45	$(146)	$(11)	$(46)	$(89)	$(247)
U.S. Government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	(2)	-	-	(1)	(3)
MBS:
CMOs	-	-	-	(4)	-	(4)
MPTS	28	(1)	-	(7)	-	20
CMBS	-	(53)	-	(22)	-	(75)
ABS CDOs	-	(34)	-	(29)	-	(63)
Hybrid and redeemable
preferred securities	-	(18)	-	-	-	(18)
Equity AFS securities:
Insurance securities	2	(7)	-	-	-	(5)
Other financial services securities	-	(8)	-	-	-	(8)
Other securities	16	-	-	-	-	16
Trading securities	-	(3)	-	(5)	-	(8)
Derivative investments	362	(27)	(239)	-	-	96
Future contract benefits:
Indexed annuity contracts embedded
derivatives	(49)	-	-	124	-	75
Other liabilities:
Deferred compensation plans embedded
derivatives	-	-	-	28	-	28
Credit default swaps	-	6	-	-	-	6
Total, net	$404	$(293)	$(250)	$38	$(90)	$(191)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investments: (1)
Derivative investments	$696	$(267)	$574	$222
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	(4)	105	-	35
GLB reserves embedded derivatives	(2,011)	221	(1,781)	(688)
VIEs' liabilities - derivative instruments (1)	(108)	51	(98)	(21)
Other liabilities:
Deferred compensation plans embedded derivatives (2)	22	(14)	10	(14)
Credit default swaps (3)	(8)	11	(7)	(15)
Total, net	$(1,413)	$107	$(1,302)	$(481)

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended September 30, 2011			Ended September 30, 2010
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$4	$(15)	$(11)	$6	$(84)	$(78)
Foreign government bonds	-	-	-	-	(1)	(1)
MBS:
CMOs	-	(7)	(7)	-	-	-
MPTS	-	(40)	(40)	-	-	-
CMBS	-	-	-	-	(1)	(1)
State and municipal bonds	-	-	-	-	(20)	(20)
Hybrid and redeemable preferred
securities	16	-	16	-	-	-
Trading securities	1	-	1	-	(1)	(1)
Total, net	$21	$(62)	$(41)	$6	$(107)	$(101)

	For the Nine Months			For the Nine Months
	Ended September 30, 2011			Ended September 30, 2010
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$33	$(117)	$(84)	$117	$(207)	$(90)
U.S. Government bonds	-	-	-	3	-	3
Foreign government bonds	-	(17)	(17)	-	-	-
MBS:
CMOs	-	-	-	-	(4)	(4)
CMBS	-	(1)	(1)	3	(121)	(118)
ABS CLNs	-	-	-	-	(600)	(600)
Hybrid and redeemable preferred
securities	18	(22)	(4)	-	-	-
Equity AFS securities:
Other securities	2	-	2	-	-	-
Trading securities	1	(4)	(3)	-	(1)	(1)
VIEs' liabilities - derivative instruments	-	-	-	(225)	-	(225)
Total, net	$54	$(161)	$(107)	$(102)	$(933)	$(1,035)

For the three and nine months ended September 30, 2011, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available.  For the three and nine months ended September 30, 2010, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available and the ABS CLNs transfer out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 were related to new accounting guidance that is discussed in Note 4 of our 2010 Form 10-K.  For the three and nine months ended September 30, 2011 and 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$710	$660	$2,175	$1,935
Defined Contribution	248	245	771	730
Total Retirement Solutions	958	905	2,946	2,665
Insurance Solutions:
Life Insurance	1,176	1,108	3,552	3,372
Group Protection	479	451	1,458	1,367
Total Insurance Solutions	1,655	1,559	5,010	4,739
Other Operations	120	122	351	367
Excluded realized gain (loss), pre-tax	(185)	25	(243)	(27)
Amortization of deferred gain arising from reserve
changes on business sold through reinsurance, pre-tax	1	1	2	2
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	(1)	1	(1)	(1)
Total revenues	$2,548	$2,613	$8,065	$7,745

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$162	$126	$459	$361
Defined Contribution	40	50	132	122
Total Retirement Solutions	202	176	591	483
Insurance Solutions:
Life Insurance	132	60	450	348
Group Protection	28	9	78	54
Total Insurance Solutions	160	69	528	402
Other Operations	(45)	(40)	(104)	(113)
Excluded realized gain (loss), after-tax	(120)	17	(158)	(17)
Gain (loss) on early extinguishment of debt, after-tax	(5)	-	(5)	-
Income (expense) from reserve changes (net of related
amortization) on business sold through reinsurance, after-tax	-	1	1	1
Benefit ratio unlocking, after-tax	(41)	25	(37)	-
Income (loss) from continuing operations, after-tax	151	248	816	756
Income (loss) from discontinued operations, after-tax	(8)	(2)	(8)	29
Net income (loss)	$143	$246	$808	$785

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2011, compared with December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011, compared with the corresponding periods in 2010 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” as updated in “Part II – Item 1A. Risk Factors” below, “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2011; and our current reports on Form 8-K filed in 2011.

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

•
Adverse global capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments and certain intangible assets, including goodwill and a valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

•
Because of our holding company structure, the inability of our subsidiaries to pay dividends to the holding company in sufficient amounts could harm the holding company’s ability to meet its obligations;

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements related to secondary guarantees under universal life such as a reinterpretation of reserve calculations under Actuarial Guideline 38 (also known as The Application of the Valuation of Life Insurance Policies Model Regulation, or “AG38”); changes to risk-based capital (“RBC”) requirements; restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. federal tax reform;

•
Uncertainty about the effect of rules and regulations to be promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act on us and the economy and the financial services sector in particular;

•
The initiation of legal or regulatory proceedings against us, and the outcome of any legal or regulatory proceedings, such as:  adverse actions related to present or past business practices common in businesses in which we compete; adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities and class action cases; new decisions that result in changes in law; and unexpected trial court rulings;

•
Changes in or sustained low interest rates causing a reduction in investment income, a reduction in the interest margins of our businesses and a related reduction in estimated gross profits, and demand for our products;

•
A decline in the equity markets causing a reduction in the sales of our subsidiaries’ products, a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products, an acceleration of the net amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and DFEL and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

•
Ineffectiveness of our risk management policies and procedures, including various hedging strategies used to offset the effect of changes in the value of liabilities due to changes in the level and volatility of the equity markets and interest rates;

•
A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from the assumptions used in pricing our subsidiaries’ products, in establishing related insurance reserves and in the net amortization of DAC, VOBA, DSI and DFEL, which may reduce future earnings;

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

•
Significant credit, accounting, fraud, corporate governance or other issues that may adversely affect the value of certain investments in our portfolios, as well as counterparties to which we are exposed to credit risk, requiring that we realize losses on investments;

•	The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items;
•	The adequacy and collectibility of reinsurance that we have purchased;
•	Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;
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

Current Market Conditions

Recent unfavorable market conditions including, but not limited to, the following concerns are weighing on and threatening the financial stability of the U.S. economy:

•	The effects of the European debt crisis;
•	Volatile equity markets during the recent quarter;
•	Uncertainty regarding the long-term effect of the recently passed Budget Control Act of 2011 and pending American Jobs Act;

•
Downgrade by Standard and Poor’s (“S&P”) for the first time in history of the long-term credit rating of the U.S. sovereign debt to AA+ in August 2011; a credit rating review for the first time since 1996 by Moody’s Investors Service (“Moody’s”) followed by placing the rating of the U.S. sovereign debt on negative outlook in August 2011; and warnings of possible downgrades of the U.S. sovereign debt by Fitch Ratings (“Fitch”) in August 2011;

•
The interest rate on overnight loans between banks controlled by the Federal Reserve Board remaining unchanged in August 2011 at 0% to 0.25%, with low rates expected to continue at least through mid-2013, in anticipation of weakening economic conditions and a subdued outlook on inflation, an indicator of general interest rate trends;

•	Persistent high unemployment, shrinking unemployment benefits and weak job creation;
•	Continued slow and unpredictable U.S. housing market;
•
Declining consumer confidence as the August 2011 Consumer Confidence Index fell to a level not seen since April 2009 when the U.S. was still officially in recession, reflecting the lowest percentile since the inception of the index; and

•	Ongoing conflicts in the Middle East.

The Federal Reserve’s projections for the remainder of 2011 and 2012 announced in the second quarter of 2011 reflect weak growth and a slowing economic recovery.  In the face of these economic challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution into new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

As a result of our focus on building strong liquidity and capital positions and improving earnings in our core businesses, Moody’s improved its outlook on our company to positive from stable on June 22, 2011.  For more information about ratings, see “Part I – Item 1. Business – Ratings” in our 2010 Form 10-K.

Significant Operational Matters

Earnings from Account Values

The Annuities and Defined Contribution segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  From December 31, 2010, to September 30, 2011, our account values were down $4.6 billion driven primarily by a decrease in equity markets during the third quarter of 2011, partially offset by positive net flows during the first nine months of 2011.

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

Issues and Outlook

For the remainder of 2011 and the near term, significant issues include:

•
Increased actions by government and regulatory authorities to introduce regulations or interpret existing regulations or guidance in a manner that could have a significant effect on our earnings and/or business models, such as reinterpreting long-standing reserving methods for life insurance products with guarantee features;

•	Continuation of the low interest rate environment in comparison to historical periods;
•	Implementation of new accounting requirements in 2012 that could have a significant effect on the earnings and/or business models of companies within the insurance industry, including Lincoln; and
•	Loss ratios remaining volatile in our Group Protection segment given the economic conditions.

In the face of these issues and potential issues, we expect to focus on the following:

•	Closely monitoring our capital and liquidity positions taking into account the uncertain economic recovery and changing statutory accounting and reserving practices;
•	Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively;
•	Taking actions to manage the risk of a continuation of lower interest rates;
•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•	Controlling our non-medical loss ratios through continued focus on claims risk management;
•	Increasing our product development activities together with identifying future product development initiatives;
•	Evaluating opportunities for strategic investments in our businesses to grow revenues and further spur productivity; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language.”

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

DAC, VOBA, DSI and DFEL

New DAC Methodology

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (referred to herein as the “new DAC methodology”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This analysis must be done on a contract-level basis.  This new guidance contrasts to the existing guidance we follow that defines deferrable acquisition costs as costs that vary with and are related primarily to new or renewal business, regardless of whether the acquisition efforts were successful or unsuccessful.

Some examples of acquisition costs that remain subject to deferral as part of the new DAC methodology include the following:

•	Employee, agent or broker commissions for successful contract acquisitions;
•	Wholesaler production bonuses for successful contract acquisitions;
•	Renewal commissions and bonuses to agents or brokers;
•	Medical and inspection fees for successful contract acquisitions;
•	Premium-related taxes and assessments; and
•
A portion of the salaries and benefits of certain employees involved in the underwriting, contract issuance and processing, medical and inspection and sales force contract selling functions related to the successful issuance or renewal of an insurance contract.

All other acquisition-related costs, including costs incurred by the insurer for soliciting potential customers, market research, training, administration, management of distribution and underwriting functions, unsuccessful acquisition or renewal efforts and product development, are considered non-deferrable acquisition costs and must be expensed in the period incurred.

In addition, the following indirect costs are considered non-deferrable acquisition costs as part of the new DAC methodology and must be charged to expense in the period incurred:

•	Administrative costs;
•	Rent;
•	Depreciation;
•	Occupancy costs;
•	Equipment costs (including data processing equipment dedicated to acquiring insurance contracts); and
•	Other general overhead.

We will adopt the new DAC methodology effective January 1, 2012, and have elected to apply the guidance retrospectively.  We expect that our adoption of the new DAC methodology will result in an overall reduction in deferrable acquisition costs, partially offset by lower DAC amortization, in each of our business segments.  We currently estimate that retrospective adoption will result in the restatement of all years presented with a cumulative effect adjustment to the opening balance of retained earnings for the earliest period presented of approximately $950 million to $1.15 billion.  In addition, the adoption of this accounting guidance will result in a lower DAC adjustment associated with unrealized gains and losses on available-for-sale (“AFS”) securities and certain derivatives; therefore, we will also adjust these DAC balances as of January 1, 2012, through a cumulative effect adjustment to the opening balance of accumulated other comprehensive income (loss) (“AOCI”).  This adjustment is dependent on our unrealized position as of the date of adoption.  We believe that the total of our segment results would have declined by approximately 5% to 7% for the first nine months of 2011 had we applied the provisions of the new DAC methodology during 2011.  This estimate does not include changes that management may make to mitigate the effects of this new DAC methodology.

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

Details underlying the increase (decrease) to income from continuing operations from our prospective unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2011	2010
Insurance fees:
Annuities	$6	$(3)
Life Insurance	(13)	(6)
Total insurance fees	(7)	(9)
Realized gain (loss):
Indexed annuity forward-starting option	-	2
GLB	(117)	(1)
Total realized gain (loss)	(117)	1
Total revenues	(124)	(8)
Interest credited:
Annuities	2	(2)
Total interest credited	2	(2)
Benefits:
Annuities	43	(1)
Life Insurance	(322)	153
Total benefits	(279)	152
Underwriting, acquisition, insurance and other expenses:
Annuities	(13)	3
Defined Contribution	3	(17)
Life Insurance	285	(34)
Total underwriting, acquisition, insurance and other expenses	275	(48)
Total benefits and expenses	(2)	102
Income from continuing operations before taxes	(122)	(110)
Federal income tax expense	(43)	(38)
Income from continuing operations	$(79)	$(72)

For a discussion of the drivers of our prospective unlocking, see the results of operations by segment and “Realized Gain (Loss) and Benefit Ratio Unlocking" below.

Reversion to the Mean

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our “reversion to the mean” (“RTM”) process, as discussed in our 2010 Form 10-K.

As of September 30, 2011, our long-term equity market growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 4% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of September 30, 2011, we would have recorded a favorable prospective unlocking of approximately $100 million, pre-tax, for our Retirement Solutions business, and approximately $10 million, pre-tax, for our Insurance Solutions business, as a result of improved market conditions since our last unlock of RTM in the fourth quarter of 2008.

Goodwill and Other Intangible Assets

As discussed in our 2010 Form 10-K, our stock price trading below book value requires us to evaluate and reassess each reporting period whether or not there is an indicator that would require us to perform an impairment test.  We believe that our stock price has been unfavorably affected by macroeconomic events and concerns about the economic recovery and other concerns about the global economy as discussed above in “Current Market Conditions,” and has experienced increased volatility in recent quarters and continues to be lower than our book value.  We believe that our stock price is not representative of the underlying fair value of our reporting units and do not believe there is an indicator that requires us to perform an interim impairment test since our annual evaluation as of October 1, 2010.  During the fourth quarter of 2011, we will be completing our annual evaluation of the recoverability of goodwill as of October 1, 2011.

Unfavorable changes to assumptions as compared to our prior year analysis or factors that could result in impairment include, but are not limited to, the following:

•	Lower expectations for future sales levels or future sales profitability;
•	Higher discount rates on new business assumptions; and
•	Weakened expectations for the ability to execute future reinsurance transactions for life insurance business over the long-term or expectations for significant increases in the associated costs.

Investments

Investment Valuation

The following summarizes our investments carried at fair value by pricing source and the Fair Value Measurements and Disclosures Topic of the FASB ASC hierarchy level (in millions):

	As of September 30, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$490	$66,797	$-	$67,287
Priced by independent broker quotations	-	-	3,254	3,254
Priced by matrices	-	9,225	-	9,225
Priced by other methods (1)	-	-	1,417	1,417
Total	$490	$76,022	$4,671	$81,183

Percent of total	1%	94%	5%	100%

(1)	Represents primarily securities for which pricing models were used to compute the fair values.

For more information about the three-level hierarchy that we use to categorize our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2010 Form 10-K and Note 14.

As of September 30, 2011, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use an internationally recognized pricing service as our primary pricing source, and we generally do not obtain multiple prices for our financial instruments.  We generally use prices from the pricing service rather than broker quotes as we have documentation from the pricing service on the observable market inputs that they use to determine the prices in contrast to the broker quotes where we have limited information on the pricing inputs.  As of September 30, 2011, we only obtained multiple prices for 41 AFS and trading securities.  These multiple prices were related primarily to instances where the vendor was providing a price for the first time and we also received a broker quote.  In these instances, we used the price from the pricing service due to the higher reliability as discussed above.  As of September 30, 2011, we used broker quotes for 105 securities as our final price source, representing approximately 2% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Form 10-K.

Guaranteed Living Benefits

As of September 30, 2011, the fair value of our derivative assets, which hedge both our GLB and GDB features, and including margins generated by futures contracts, was $3.0 billion.  As of September 30, 2011, the sum of all GLB liabilities at fair value, excluding the non-performance risk (“NPR”) adjustment, and GDB reserves was $2.8 billion, comprised of $2.7 billion for GLB liabilities and $0.1 billion for the GDB reserves.  The fair value of the hedge assets exceeded the estimated liabilities by approximately $200 million.  However, the relationship of hedge assets to the liabilities for the guarantees may vary in any given reporting period due to market conditions, hedge performance and/or changes to the hedging strategy.

Approximately 47% of our variable annuity account values contained a guaranteed withdrawal benefit (“GWB”) rider as of September 30, 2011.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  The decrease in the equity markets over the recent months has increased our existing liability.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of September 30, 2011 and 2010, 91% and 45% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of September 30, 2011 and 2010, was $3.8 billion and $1.7 billion, respectively.  Our exposure before reinsurance for these same periods was $4.1 billion and $2.0 billion, respectively.

For information on our variable annuity hedging results, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of retrospective or prospective unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of October 6, 2011, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(55)	$(12)	$(3)	$(4)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(7)	$(2)	$(3)	$(9)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$20	$11	$(14)	$(30)

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$(13)
Scenario 2	-10%	-25.0 bps	+2%	(43)
Scenario 3	-20%	-50.0 bps	+4%	(157)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of October 6, 2011, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Revenues
Insurance premiums	$559	$538	4%	$1,721	$1,621	6%
Insurance fees	864	769	12%	2,582	2,351	10%
Net investment income	1,151	1,132	2%	3,522	3,358	5%
Realized gain (loss):
Total OTTI losses on securities	(42)	(99)	58%	(133)	(187)	29%
Portion of loss recognized in OCI	17	53	-68%	39	77	-49%
Net OTTI losses on securities
recognized in earnings	(25)	(46)	46%	(94)	(110)	15%
Realized gain (loss), excluding OTTI
losses on securities	(138)	89	NM	(83)	132	NM
Total realized gain (loss)	(163)	43	NM	(177)	22	NM
Amortization of deferred gain on business
sold through reinsurance	19	19	0%	56	56	0%
Other revenues and fees	118	112	5%	361	337	7%
Total revenues	2,548	2,613	-2%	8,065	7,745	4%
Benefits and Expenses
Interest credited	625	623	0%	1,864	1,855	0%
Benefits	665	924	-28%	2,527	2,541	-1%
Underwriting, acquisition, insurance and
other expenses	1,040	689	51%	2,401	2,155	11%
Interest and debt expense	79	74	7%	223	212	5%
Total benefits and expenses	2,409	2,310	4%	7,015	6,763	4%
Income (loss) from continuing
operations before taxes	139	303	-54%	1,050	982	7%
Federal income tax expense (benefit)	(12)	55	NM	234	226	4%
Income (loss) from continuing
operations	151	248	-39%	816	756	8%
Income (loss) from discontinued
operations, net of federal
income taxes	(8)	(2)	NM	(8)	29	NM
Net income (loss)	$143	$246	-42%	$808	$785	3%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Revenues
Operating revenues:
Retirement Solutions:
Annuities	$710	$660	8%	$2,175	$1,935	12%
Defined Contribution	248	245	1%	771	730	6%
Total Retirement Solutions	958	905	6%	2,946	2,665	11%
Insurance Solutions:
Life Insurance	1,176	1,108	6%	3,552	3,372	5%
Group Protection	479	451	6%	1,458	1,367	7%
Total Insurance Solutions	1,655	1,559	6%	5,010	4,739	6%
Other Operations	120	122	-2%	351	367	-4%
Excluded realized gain (loss), pre-tax	(185)	25	NM	(243)	(27)	NM
Amortization of deferred gain arising
from reserve changes on business sold
through reinsurance, pre-tax	1	1	0%	2	2	0%
Amortization of DFEL associated with
benefit ratio unlocking, pre-tax	(1)	1	NM	(1)	(1)	0%
Total revenues	$2,548	$2,613	-2%	$8,065	$7,745	4%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Income (Loss)
Income (loss) from operations:
Retirement Solutions:
Annuities	$162	$126	29%	$459	$361	27%
Defined Contribution	40	50	-20%	132	122	8%
Total Retirement Solutions	202	176	15%	591	483	22%
Insurance Solutions:
Life Insurance	132	60	120%	450	348	29%
Group Protection	28	9	211%	78	54	44%
Total Insurance Solutions	160	69	132%	528	402	31%
Other Operations	(45)	(40)	-13%	(104)	(113)	8%
Excluded realized gain (loss), after-tax	(120)	17	NM	(158)	(17)	NM
Gain (loss) on early extinguishment of
debt, after-tax	(5)	-	NM	(5)	-	NM
Income (expense) from reserve changes
(net of related amortization) on business
sold through reinsurance, after-tax	-	1	-100%	1	1	0%
Benefit ratio unlocking, after-tax	(41)	25	NM	(37)	-	NM
Income (loss) from continuing
operations, after-tax	151	248	-39%	816	756	8%
Income (loss) from discontinued
operations, after-tax	(8)	(2)	NM	(8)	29	NM
Net income (loss)	$143	$246	-42%	$808	$785	3%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Deposits
Retirement Solutions:
Annuities	$2,709	$2,978	-9%	$8,275	$8,077	2%
Defined Contribution	1,456	1,262	15%	3,996	3,943	1%
Insurance Solutions - Life Insurance	1,343	1,230	9%	3,887	3,370	15%
Total deposits	$5,508	$5,470	1%	$16,158	$15,390	5%

Net Flows
Retirement Solutions:
Annuities	$663	$1,284	-48%	$1,846	$3,012	-39%
Defined Contribution	329	(278)	218%	285	13	NM
Insurance Solutions - Life Insurance	963	725	33%	2,652	1,977	34%
Total net flows	$1,955	$1,731	13%	$4,783	$5,002	-4%

	As of September 30,
	2011	2010	Change
Account Values
Retirement Solutions:
Annuities	$81,230	$80,229	1%
Defined Contribution	37,020	37,088	0%
Insurance Solutions - Life Insurance	34,419	32,654	5%
Total account values	$152,669	$149,971	2%

Comparison of the Three Months Ended September 30, 2011 to 2010

Net income decreased due primarily to the following:

•
Realized losses in 2011 as compared to realized gains in 2010 attributable primarily to less favorable results on the mark-to-market on certain instruments and variable annuity net derivatives results both attributable primarily to the volatility experienced during 2011 (see “Realized Gain (Loss) and Benefit Ratio Unlocking” below for more information);

•
An $11 million unfavorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees, compared to a $37 million favorable retrospective unlocking during the third quarter of 2010:

▪
The unfavorable retrospective unlocking during the third quarter of 2011 was due primarily to the increase in the change in GDB reserves due to our GDB benefit ratio unlocking, partially offset by higher equity markets and expense assessments and lower lapses than our model projections assumed; and

▪
The favorable retrospective unlocking during the third quarter of 2010 was due primarily to the decrease in the change in GDB reserves due to our GDB benefit ratio unlocking and higher equity markets and expense assessments and lower lapses than our model projections assumed;

•	Higher benefits, excluding unlocking, driven primarily by:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from model refinements and continued growth in the business;
partially offset by:
▪	More favorable non-medical loss ratio experience within our Group Protection segment;
•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to targets;
▪	Higher average account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the third quarter of 2011;
partially offset by:
▪	Legal and merger-related expenses in 2010; and
•
A $79 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the third quarter of 2011 compared to a $72 million unfavorable prospective unlocking during the third quarter of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during the third quarter of 2011 was due to an $88 million unfavorable unlocking from assumption changes related primarily to our lapse, long-term equity market growth rate and interest margin assumptions, partially offset by changes in our assumptions for long-term volatility, net of a $9 million favorable unlocking from model refinements;

▪
The prospective unlocking reflected in our Life Insurance segment during the third quarter of 2011 created significant line item fluctuations as underwriting, acquisition, insurance and other expenses was increased by $285 million, pre-tax, and benefits was decreased by $322 million, pre-tax; and

▪
The unfavorable prospective unlocking during the third quarter of 2010 was due to a $2 million unfavorable unlocking from model refinements and a $70 million unfavorable unlocking from assumption changes due primarily to lower investment margins attributable primarily to lowering our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time, as this effect alone represented $114 million unfavorable unlocking within our Life Insurance segment, as well as higher lapses than our model projections assumed, partially offset by lower surrenders and death claims than our model projections assumed.

The decrease in net income was partially offset by the following:

•
Higher earnings from our variable annuity and mutual fund (within our Defined Contribution segment) products as a result of higher average account values driven by increases in the equity markets, and an increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force;

•	More favorable tax return true-ups recorded in the third quarter of 2011; and
•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable; and

▪	Reductions in crediting rates after the third quarter of 2010;
partially offset by:
▪	New money rates averaging below our portfolio yields.

Comparison of the Nine Months Ended September 30, 2011 to 2010

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

▪	Reductions in crediting rates after the third quarter of 2010;
partially offset by:
▪	New money rates averaging below our portfolio yields;
•
A lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, during the first nine months of 2011 and a $25 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and the reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first nine months of 2011, compared to a $42 million favorable retrospective unlocking during the first nine months of 2010:

▪
The lower amortization rate during the first nine months of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees and an overall shift in business mix towards products with lower deferrable expense rates;

▪
The favorable retrospective unlocking during the first nine months of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed, partially offset by the increase in the change in GDB reserves due to our GDB benefit ratio unlocking and lower premiums received and higher death claims than our model projections assumed; and

▪
The favorable retrospective unlocking during the first nine months of 2010 was due primarily to the decrease in the change in GDB reserves due to our GDB benefit ratio unlocking and higher equity markets and expense assessments and lower lapses than our model projections assumed; and

•	More favorable tax return true-ups recorded in the first nine months of 2011.

The increase in net income was partially offset by the following:

•	The effect of realized losses in 2011 as compared to realized gains in 2010 discussed above;
•	Higher benefits, excluding unlocking, driven primarily by:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from model refinements and continued growth in the business;
partially offset by:
▪
A decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets and favorable mortality experience on single-premium immediate annuities (“SPIA”); and

▪	More favorable non-medical loss ratio experience within our Group Protection segment;
•
Loss from discontinued operations of $8 million during the first nine months of 2011 due to an unfavorable tax return true-up related to our former Investment Management segment compared to income from discontinued operations of $29 million during the first nine months of 2010 related to our former Lincoln UK and Investment Management segments (see Note 3 for more information on our discontinued operations);
•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher average account values driving higher trail commissions;
▪	Higher incentive compensation accruals as a result of higher earnings and production performance relative to targets;
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

▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first nine months of 2011;
partially offset by:
▪	Higher legal and merger-related expenses during the first nine months of 2010;
•
The effect of prospective unlocking discussed above and a $20 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for life insurance and annuity products with living benefit and death benefit guarantees during the first six months of 2011 compared to a $26 million favorable prospective unlocking during the first six months of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The favorable prospective unlocking during the first six months of 2011 was recorded in the Life Insurance segment and was due to an $18 million favorable unlocking from model refinements and a $2 million favorable unlocking from assumption changes; and

▪	The favorable prospective unlocking during the first six months of 2010 was due to assumption changes in the Annuities segment; and
•	A $5 million loss associated with the early extinguishment of long-term debt in 2011 and higher interest and debt expenses as a result of higher average balances of outstanding debt in 2011.

The foregoing items are discussed in further detail in results of operations by segment discussions and “Realized Gain (Loss) and Benefit Ratio Unlocking” below.  In addition, for a discussion of the earnings effect of the equity markets, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

Annuities

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums (1)	$15	$16	-6%	$60	$35	71%
Insurance fees	317	269	18%	948	799	19%
Net investment income	271	282	-4%	837	824	2%
Operating realized gain (loss)	22	18	22%	66	49	35%
Other revenues and fees (2)	85	75	13%	264	228	16%
Total operating revenues	710	660	8%	2,175	1,935	12%
Operating Expenses
Interest credited	177	184	-4%	530	537	-1%
Benefits	87	43	102%	164	128	28%
Underwriting, acquisition, insurance
and other expenses	273	297	-8%	932	839	11%
Total operating expenses	537	524	2%	1,626	1,504	8%
Income (loss) from operations before
taxes	173	136	27%	549	431	27%
Federal income tax expense (benefit)	11	10	10%	90	70	29%
Income (loss) from operations	$162	$126	29%	$459	$361	27%
(1)	Includes primarily our SPIA, which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A $34 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the third quarter of 2011, compared to a $19 million favorable retrospective unlocking during the third quarter of 2010:

▪
The favorable retrospective unlocking during the third quarter of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed; and

▪	The favorable retrospective unlocking during the third quarter of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed; and
•	Favorable tax return true-ups during the third quarter of 2011 driven by the separate account dividends-received deduction (“DRD”) and other items.

The increase in income from operations was partially offset by the following:

•
A $17 million unfavorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the third quarter of 2011 compared to a $2 million unfavorable prospective unlocking during the third quarter of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪
The unfavorable prospective unlocking during the third quarter of 2011 was due to a $48 million unfavorable unlocking from assumption changes related primarily to our long-term equity market growth rate and interest margin assumptions, partially offset by changes related to our lapse assumptions, net of a $31 million favorable unlocking from model refinements; and

▪
The unfavorable prospective unlocking during the third quarter of 2010 was due to assumption changes attributable primarily to the $16 million unfavorable unlocking for the estimated effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business, net of a $14 million favorable unlocking from assumption changes related primarily to our lapse assumptions;

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher average account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the third quarter of 2011; and
•	Lower net investment income partially offset by lower interest credited, excluding unlocking, driven primarily by:
▪	New money rates averaging below our portfolio yields; and
▪	Reductions in crediting rates after the third quarter of 2010;
partially offset by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable since the third quarter of 2010.

Comparison of the Nine Months Ended September 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven primarily by higher average daily variable account values due to more favorable equity markets;
•
A lower DAC, VOBA, DSI and DFEL amortization rate, net of interest, excluding unlocking, and a $91 million favorable retrospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first nine months of 2011, compared to a $63 million favorable retrospective unlocking during the first nine months of 2010:

▪	The lower amortization rate during the first nine months of 2011 was due primarily to higher EGPs attributable to rider fees related to our products with living benefit guarantees;
▪
The favorable retrospective unlocking during the first nine months of 2011 was due primarily to higher equity markets, expense assessments and prepayment and bond makewhole premiums and lower lapses than our model projections assumed; and

▪	The favorable retrospective unlocking during the first nine months of 2010 was due primarily to higher equity markets and expense assessments and lower lapses than our model projections assumed;
•
Lower benefits, excluding SPIA (see footnote one above) and unlocking, due primarily to a decrease in the change in GDB reserves from a decrease in our expected GDB benefit payments attributable primarily to the increase in account values above guaranteed levels due to the more favorable equity markets and favorable mortality experience on SPIA;

•	Higher net investment income and relatively flat interest credited, excluding unlocking, driven primarily by:
▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable since the third quarter of 2010;

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

▪	Reductions in crediting rates after the third quarter of 2010;
partially offset by:
▪	New money rates averaging below our portfolio yields.

The increase in income from operations was partially offset by the following:

•
The effect of prospective unlocking discussed above and a $26 million favorable prospective unlocking of DAC, VOBA, DSI, DFEL and reserves for our guarantee riders during the first six months of 2010 from assumption changes due to including an estimate in our models for rider fees related to our annuity products with living benefit guarantees; and

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to:
▪	Higher account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first nine months of 2011.

Additional Information

During 2010, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business.  We have other blocks of business that we intend to convert.  Although we expect some differences to emerge as a result of the planned conversion of the other blocks of business, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2010 Form 10-K for information on our actuarial system conversion.

We expect our investments in strategic initiatives for this segment during the fourth quarter of 2011 will be higher than those made in the third quarter of 2011.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the three and nine months ended September 30, 2011, compared to 7% for the corresponding periods in 2010.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” herein.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Insurance Fees
Mortality, expense and other assessments	$316	$277	14%	$950	$812	17%
Surrender charges	8	9	-11%	29	30	-3%
DFEL:
Deferrals	(16)	(19)	16%	(51)	(56)	9%
Amortization, net of interest:
Prospective unlocking - assumption
changes	6	(3)	300%	6	(3)	300%
Retrospective unlocking	(2)	(1)	-100%	(3)	-	NM
Amortization, net of interest,
excluding unlocking	5	6	-17%	17	16	6%
Total insurance fees	$317	$269	18%	$948	$799	19%

	As of September 30,
	2011	2010	Change
Account Values
Variable portion of variable annuities	$60,774	$60,132	1%
Fixed portion of variable annuities	3,366	3,771	-11%
Total variable annuities	64,140	63,903	0%
Fixed annuities, including indexed	18,010	17,304	4%
Fixed annuities ceded to reinsurers	(920)	(978)	6%
Total fixed annuities	17,090	16,326	5%
Total account values	$81,230	$80,229	1%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Averages
Daily variable account values, excluding
the fixed portion of variable	$65,169	$57,255	14%	$66,625	$56,623	18%

Daily S&P 500 Index® (“S&P 500”)	1,227.42	1,094.32	12%	1,282.45	1,116.63	15%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Flows on Account Values
Variable portion of variable annuity
deposits	$1,415	$1,204	18%	$4,558	$3,664	24%
Variable portion of variable annuity
withdrawals	(1,456)	(1,209)	-20%	(4,801)	(3,638)	-32%
Variable portion of variable annuity
net flows	(41)	(5)	NM	(243)	26	NM
Fixed portion of variable annuity deposits	740	817	-9%	2,137	2,408	-11%
Fixed portion of variable annuity
withdrawals	(82)	(99)	17%	(259)	(299)	13%
Fixed portion of variable annuity net
flows	658	718	-8%	1,878	2,109	-11%
Total variable annuity deposits	2,155	2,021	7%	6,695	6,072	10%
Total variable annuity withdrawals	(1,538)	(1,308)	-18%	(5,060)	(3,937)	-29%
Total variable annuity net flows	617	713	-13%	1,635	2,135	-23%
Fixed indexed annuity deposits	462	853	-46%	1,320	1,700	-22%
Fixed indexed annuity withdrawals	(190)	(130)	-46%	(501)	(365)	-37%
Fixed indexed annuity net flows	272	723	-62%	819	1,335	-39%
Other fixed annuity deposits	92	104	-12%	260	305	-15%
Other fixed annuity withdrawals	(318)	(256)	-24%	(868)	(763)	-14%
Other fixed annuity net flows	(226)	(152)	-49%	(608)	(458)	-33%
Total annuity deposits	2,709	2,978	-9%	8,275	8,077	2%
Total annuity withdrawals	(2,046)	(1,694)	-21%	(6,429)	(5,065)	-27%
Total annuity net flows	$663	$1,284	-48%	$1,846	$3,012	-39%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Other Changes to Account Values
Change in market value on variable,
excluding the fixed portion of variable	$(8,345)	$5,334	NM	$(5,981)	$2,284	NM
Transfers to the variable portion of
variable annuity products from the fixed
portion of variable annuity products	609	882	-31%	2,140	2,454	-13%

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” below for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$243	$254	-4%	$735	$746	-1%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	6	6	0%	23	11	109%
Alternative investments (2)	-	-	NM	-	1	-100%
Surplus investments (3)	22	22	0%	79	66	20%
Total net investment income	$271	$282	-4%	$837	$824	2%

Interest Credited
Amount provided to contract holders	$176	$190	-7%	$525	$555	-5%
DSI deferrals	(10)	(16)	38%	(29)	(53)	45%
Interest credited before DSI
amortization	166	174	-5%	496	502	-1%
DSI amortization:
Prospective unlocking - assumption
changes	2	(2)	200%	2	(2)	200%
Retrospective unlocking	(4)	(2)	-100%	(11)	(6)	-83%
Amortization, excluding unlocking	13	14	-7%	43	43	0%
Total interest credited	$177	$184	-4%	$530	$537	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.08%	5.48%	(40)	5.18%	5.53%	(35)
Commercial mortgage loan prepayment
and bond make whole premiums	0.12%	0.13%	(1)	0.16%	0.08%	8
Net investment income yield on reserves	5.20%	5.61%	(41)	5.34%	5.61%	(27)
Interest rate credited to contract holders	3.33%	3.57%	(24)	3.34%	3.53%	(19)
Interest rate spread	1.87%	2.04%	(17)	2.00%	2.08%	(8)

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Other Information
Average invested assets on reserves	$19,160	$18,565	3%	$18,947	$18,064	5%
Average fixed account values, including
the fixed portion of variable	20,905	20,305	3%	20,687	19,863	4%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	(609)	(882)	31%	(2,140)	(2,454)	13%
Net flows for fixed annuities, including
the fixed portion of variable	704	1,289	-45%	2,089	2,986	-30%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$122	$134	-9%	$359	$358	0%
Non-deferrable	60	55	9%	193	158	22%
General and administrative expenses	85	86	-1%	265	246	8%
Inter-segment reimbursement associated
with reserve financing and LOC
expenses (1)	(1)	-	NM	(1)	-	NM
Taxes, licenses and fees	5	2	150%	20	15	33%
Total expenses incurred, excluding
broker-dealer	271	277	-2%	836	777	8%
DAC deferrals	(160)	(171)	6%	(476)	(467)	-2%
Total pre-broker-dealer expenses
incurred, excluding amortization,
net of interest	111	106	5%	360	310	16%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	(13)	(6)	NM	(13)	(45)	71%
Prospective unlocking - model
refinements	-	9	-100%	-	9	-100%
Retrospective unlocking	(41)	(20)	NM	(103)	(67)	-54%
Amortization, net of interest,
excluding unlocking	130	129	1%	419	400	5%
Broker-dealer expenses incurred	86	79	9%	269	232	16%
Total underwriting, acquisition,
insurance and other expenses	$273	$297	-8%	$932	$839	11%

DAC Deferrals
As a percentage of sales/deposits	5.9%	5.7%		5.8%	5.8%

(1)
Represents reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of LOCs.  The inter-segment amounts are not reported on our Consolidated Statements of Income (Loss).

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

Defined Contribution

Income (Loss) from Operations

Details underlying the results for Defined Contribution (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance fees	$51	$48	6%	$161	$148	9%
Net investment income	193	192	1%	598	569	5%
Other revenues and fees (1)	4	5	-20%	12	13	-8%
Total operating revenues	248	245	1%	771	730	6%
Operating Expenses
Interest credited	110	110	0%	326	331	-2%
Benefits	2	-	NM	2	1	100%
Underwriting, acquisition, insurance and
other expenses	81	66	23%	257	229	12%
Total operating expenses	193	176	10%	585	561	4%
Income (loss) from operations before
taxes	55	69	-20%	186	169	10%
Federal income tax expense (benefit)	15	19	-21%	54	47	15%
Income (loss) from operations	$40	$50	-20%	$132	$122	8%

(1)	Consists primarily of mutual fund account program fees for mid-to-large employers.

Comparison of the Three Months Ended September 30, 2011 to 2010

Income from operations for this segment decreased due primarily to the following:

•
A $2 million unfavorable prospective unlocking of DAC, VOBA and DSI during the third quarter of 2011 compared to an $11 million favorable prospective unlocking during the third quarter of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪	The unfavorable prospective unlocking during the third quarter of 2011 was due to model refinements; and
▪
The favorable prospective unlocking during the third quarter of 2010 was due to assumption changes attributable primarily to the $10 million estimated effect of the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business;

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to the following:
▪
Investments in strategic initiatives related to updating information technology and expanding distribution and support during the third quarter of 2011, as discussed in “Additional Information” below; and

▪	Higher average account values driving higher trail commissions; and
•
Higher benefits, excluding unlocking, driven primarily by an increase in the change in GDB reserves from an increase in our expected GDB benefit payments attributable primarily to the decrease in end of period account values as a result of the effect of unfavorable equity markets during the third quarter of 2011.

The decrease in income from operations was partially offset by:

•
A $6 million favorable retrospective unlocking of DAC, VOBA and DSI during the third quarter of 2011 due primarily to lower lapses than our model projections assumed and a reallocation of acquisition expenses related to our wholesaling distribution organization; and

•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates and negative net flows.

Comparison of the Nine Months Ended September 30, 2011 to 2010

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

▪
Higher average fixed account values, including the fixed portion of variable annuity contracts, attributable primarily to transfers from variable to fixed and interest credited to contract holders, partially offset by negative net flows, since the third quarter of 2010; and

▪	Reductions in crediting rates after the third quarter of 2010;
partially offset by
▪	New money rates averaging below our portfolio yields.
•
An $8 million favorable retrospective unlocking of DAC, VOBA and DSI and a lower DAC, VOBA and DSI amortization rate, net of interest and excluding unlocking, during the first nine months of 2011 compared to a $3 million unfavorable retrospective unlocking during the first nine months of 2010:

▪	The favorable retrospective unlocking during the first nine months of 2011 was due primarily to lower lapses and higher equity markets than our model projections assumed;
▪
The lower amortization rate during the first nine months of 2011 was due primarily to no VOBA amortization during the first nine months of 2011 as our VOBA balance became fully amortized during the fourth quarter of 2010; and

▪
The unfavorable retrospective unlocking during the first nine months of 2010 was due primarily to higher lapses than our model projections assumed, partially offset by higher equity markets than our model projections assumed; and

•
Higher insurance fees driven primarily by higher average daily variable account values due to higher equity markets, partially offset by an overall shift in business mix toward products with lower expense assessment rates and negative net flows.

The increase in income from operations was partially offset by:

•	Higher underwriting, acquisition, insurance and other expenses, excluding amortization of DAC and VOBA, due primarily to the following:
▪
Investments in strategic initiatives related to updating information technology and expanding distribution and support during the first nine months of 2011, as discussed in “Additional Information” below; and

▪	Higher average account values driving higher trail commissions; and
•	The effect of prospective unlocking discussed above.

Additional Information

We expect our investments in strategic initiatives for this segment during the fourth quarter of 2011 will be higher than those made in the third quarter of 2011.

Net flows in this business fluctuate based on the timing of larger plans rolling onto our platform and rolling off over the course of the year, and we expect this trend will continue for the remainder of 2011.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 12% for the three and nine months ended September 30, 2011, compared to 17% and 15% for the corresponding periods in 2010.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 41% and 42% as of September 30, 2011, and 2010, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

See Note 8 for information on contractual guarantees to contract holders related to GDB features for our Retirement Solutions business.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.

Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” herein.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Insurance Fees
Annuity expense assessments	$43	$41	5%	$136	$128	6%
Mutual fund fees	7	6	17%	23	18	28%
Total expense assessments	50	47	6%	159	146	9%
Surrender charges	1	1	0%	2	2	0%
Total insurance fees	$51	$48	6%	$161	$148	9%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
Averages	2011	2010	Change	2011	2010	Change
Daily variable annuity account values,
excluding the fixed portion of variable	$13,217	$12,471	6%	$13,889	$12,744	9%

Daily S&P 500	1,227.42	1,094.32	12%	1,282.45	1,116.63	15%

	As of September 30,
	2011	2010	Change
Account Values
Variable portion of variable annuities	$12,122	$12,956	-6%
Fixed portion of variable annuities	6,273	6,163	2%
Total variable annuities	18,395	19,119	-4%
Fixed annuities	7,122	6,571	8%
Total annuities	25,517	25,690	-1%
Mutual funds (1)	11,503	11,398	1%
Total annuities and mutual funds	$37,020	$37,088	0%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$6,566	$5,544	18%	$6,396	$5,863	9%
Gross deposits	312	277	13%	953	884	8%
Withdrawals and deaths	(336)	(291)	-15%	(1,045)	(1,047)	0%
Net flows	(24)	(14)	-71%	(92)	(163)	44%
Transfers between fixed and variable
accounts	-	(1)	100%	(6)	(2)	NM
Investment increase and change in market
value	(686)	425	NM	(442)	256	NM
Balance as of end-of-period	$5,856	$5,954	-2%	$5,856	$5,954	-2%

Total Mid – Large Segment:
Balance as of beginning-of-period	$17,333	$14,384	21%	$16,207	$13,653	19%
Gross deposits	969	800	21%	2,504	2,489	1%
Withdrawals and deaths	(408)	(858)	52%	(1,463)	(1,663)	12%
Net flows	561	(58)	NM	1,041	826	26%
Transfers between fixed and variable
accounts	(19)	11	NM	(57)	29	NM
Other (1)	-	-	NM	-	186	-100%
Investment increase and change in market
value	(1,769)	1,061	NM	(1,085)	704	NM
Balance as of end-of-period	$16,106	$15,398	5%	$16,106	$15,398	5%

Total Multi-Fund® and Other Variable
Annuities:
Balance as of beginning-of-period	$16,388	$15,112	8%	$16,221	$15,786	3%
Gross deposits	175	185	-5%	539	570	-5%
Withdrawals and deaths	(383)	(391)	2%	(1,203)	(1,220)	1%
Net flows	(208)	(206)	-1%	(664)	(650)	-2%
Investment increase and change in market
value	(1,122)	830	NM	(499)	600	NM
Balance as of end-of-period	$15,058	$15,736	-4%	$15,058	$15,736	-4%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$40,287	$35,040	15%	$38,824	$35,302	10%
Gross deposits	1,456	1,262	15%	3,996	3,943	1%
Withdrawals and deaths	(1,127)	(1,540)	27%	(3,711)	(3,930)	6%
Net flows	329	(278)	218%	285	13	NM
Transfers between fixed and variable
accounts	(19)	10	NM	(63)	27	NM
Other (1)	-	-	NM	-	186	-100%
Investment increase and change in market
value	(3,577)	2,316	NM	(2,026)	1,560	NM
Balance as of end-of-period (2)	$37,020	$37,088	0%	$37,020	$37,088	0%

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

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Flows on Account Values
Variable portion of variable annuity
deposits	$391	$368	6%	$1,199	$1,171	2%
Variable portion of variable annuity
withdrawals	(511)	(473)	-8%	(1,614)	(1,637)	1%
Variable portion of variable annuity
net flows	(120)	(105)	-14%	(415)	(466)	11%
Fixed portion of variable annuity deposits	77	77	0%	239	234	2%
Fixed portion of variable annuity
withdrawals	(162)	(163)	1%	(490)	(492)	0%
Fixed portion of variable annuity
net flows	(85)	(86)	1%	(251)	(258)	3%
Total variable annuity deposits	468	445	5%	1,438	1,405	2%
Total variable annuity withdrawals	(673)	(636)	-6%	(2,104)	(2,129)	1%
Total variable annuity net flows	(205)	(191)	-7%	(666)	(724)	8%
Fixed annuity deposits	301	272	11%	803	758	6%
Fixed annuity withdrawals	(194)	(292)	34%	(639)	(710)	10%
Fixed annuity net flows	107	(20)	NM	164	48	242%
Total annuity deposits	769	717	7%	2,241	2,163	4%
Total annuity withdrawals	(867)	(928)	7%	(2,743)	(2,839)	3%
Total annuity net flows	(98)	(211)	54%	(502)	(676)	26%
Mutual fund deposits	687	545	26%	1,755	1,780	-1%
Mutual fund withdrawals	(260)	(612)	58%	(968)	(1,091)	11%
Mutual fund net flows	427	(67)	NM	787	689	14%
Total annuity and mutual fund
deposits	1,456	1,262	15%	3,996	3,943	1%
Total annuity and mutual fund
withdrawals	(1,127)	(1,540)	27%	(3,711)	(3,930)	6%
Total annuity and mutual
fund net flows	$329	$(278)	218%	$285	$13	NM

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Other Changes to Account Values
Change in market value on variable,
excluding the fixed portion of variable	$(1,888)	$1,173	NM	$(1,176)	$617	NM
Transfers to the variable portion of
variable annuity products from the fixed
portion of variable annuity products	(124)	(79)	-57%	(214)	(148)	-45%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$180	$179	1%	$536	$527	2%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	1	1	0%	20	3	NM
Alternative investments (2)	-	-	NM	1	2	-50%
Surplus investments (3)	12	12	0%	41	37	11%
Total net investment income	$193	$192	1%	$598	$569	5%

Interest Credited	$110	$110	0%	$326	$331	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.53%	5.71%	(18)	5.57%	5.71%	(14)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.04%	0.04%	-	0.20%	0.03%	17
Alternative investments	0.00%	0.01%	(1)	0.01%	0.02%	(1)
Net investment income yield on reserves	5.57%	5.76%	(19)	5.78%	5.76%	2
Interest rate credited to contract holders	3.31%	3.47%	(16)	3.34%	3.52%	(18)
Interest rate spread	2.26%	2.29%	(3)	2.44%	2.24%	20

Note:  The yields, rates and spreads above are calculated using whole dollars instead of dollars rounded to millions.

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Other Information
Average invested assets on reserves	$13,068	$12,462	5%	$12,848	$12,311	4%
Average fixed account values, including
the fixed portion of variable	13,244	12,683	4%	13,048	12,515	4%
Transfers to the fixed portion of variable
annuity products from the variable
portion of variable annuity products	124	79	57%	214	148	45%
Net flows for fixed annuities, including
the fixed portion of variable	22	(106)	121%	(87)	(210)	59%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$5	$6	-17%	$17	$19	-11%
Non-deferrable	11	9	22%	33	28	18%
General and administrative expenses	65	60	8%	200	171	17%
Taxes, licenses and fees	3	3	0%	12	10	20%
Total expenses incurred	84	78	8%	262	228	15%
DAC deferrals	(16)	(15)	-7%	(51)	(46)	-11%
Total expenses recognized before
amortization	68	63	8%	211	182	16%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	-	(17)	100%	-	(17)	100%
Prospective unlocking - model refinements	3	-	NM	3	-	NM
Retrospective unlocking	(9)	-	NM	(12)	5	NM
Amortization, net of interest,
excluding unlocking	19	20	-5%	55	59	-7%
Total underwriting, acquisition,
insurance and other expenses	$81	$66	23%	$257	$229	12%

DAC Deferrals
As a percentage of annuity sales/deposits	2.1%	2.1%		2.3%	2.1%
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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

Life Insurance

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums	$104	$107	-3%	$324	$327	-1%
Insurance fees	498	451	10%	1,473	1,404	5%
Net investment income	569	543	5%	1,736	1,618	7%
Other revenues and fees	5	7	-29%	19	23	-17%
Total operating revenues	1,176	1,108	6%	3,552	3,372	5%
Operating Expenses
Interest credited	312	299	4%	922	896	3%
Benefits	152	561	-73%	1,209	1,333	-9%
Underwriting, acquisition, insurance and
other expenses	527	168	214%	763	640	19%
Total operating expenses	991	1,028	-4%	2,894	2,869	1%
Income (loss) from operations before
taxes	185	80	131%	658	503	31%
Federal income tax expense (benefit)	53	20	165%	208	155	34%
Income (loss) from operations	$132	$60	120%	$450	$348	29%

Comparison of the Three Months Ended September 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•
A $16 million favorable prospective unlocking of DAC, VOBA, DFEL and reserves during the third quarter of 2011 compared to an $82 million unfavorable prospective unlocking during the third quarter of 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for more information):

▪	The favorable prospective unlocking during the third quarter of 2011 was due to a $5 million favorable unlocking from assumption changes and an $11 million favorable unlocking from model refinements;
▪
The prospective unlocking during the third quarter of 2011 created significant line item fluctuations as underwriting, acquisition, insurance and other expenses was increased by $285 million, pre-tax, and benefits was decreased by $322 million, pre-tax; and

▪
The unfavorable prospective unlocking during the third quarter of 2010 was due to an $86 million unfavorable unlocking from assumption changes due primarily to lower investment margins attributable primarily to lowering our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time, as this effect alone represented $114 million unfavorable unlocking (see “Additional Information” below), as well as higher lapses than our model projections assumed, partially offset by lower surrenders and death claims than our model projections assumed, net of a $4 million favorable unlocking from model refinements.

The increase in income from operations was partially offset by the following:

•	An increase in benefits, excluding unlocking, attributable primarily to:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from model refinements and continued growth in the business.

Comparison of the Nine Months Ended September 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•
The effect of prospective unlocking discussed above and a $20 million favorable prospective unlocking of DAC, VOBA, DFEL and reserves during the first six months of 2011 due to an $18 million favorable unlocking from model refinements and a $2 million favorable unlocking from assumption changes;

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

▪	Reductions in crediting rates after the third quarter of 2010, discussed in “Additional Information” below;
partially offset by:
▪	New money rates averaging below our portfolio yields; and
•	An increase in insurance fees, excluding unlocking, attributable primarily to growth in insurance in force.

The increase in income from operations was partially offset by the following:

•	An increase in benefits, excluding unlocking, attributable primarily to:
▪	Higher death claims; and
▪	An increase in secondary guarantee life insurance product reserves from model refinements and continued growth in the business;
•	An increase in underwriting, acquisition, insurance and other underwriting expenses, excluding amortization of DAC and VOBA, attributable primarily to:
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
•
An $18 million unfavorable retrospective unlocking of DAC, VOBA and DFEL during the first nine months of 2011, compared to a $4 million unfavorable retrospective unlocking during the first nine months of 2010:

▪	The unfavorable retrospective unlocking during the first nine months of 2011 was due primarily to lower premiums received and higher death claims than our model projections assumed; and
▪
The unfavorable retrospective unlocking during the first nine months of 2010 was due primarily to lower premiums received and higher death claims than our model projections assumed, partially offset by lower lapses and expenses than our model projections assumed; and

•	A reduction in net investment income and an increase in underwriting, acquisition, insurance and other expenses as a result of the inter-company reinsurance agreement effective December 31, 2010.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Products containing secondary guarantees require reserves calculated under AG38.  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed further below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions with long-term structured solutions.

Included in the letters of credit (“LOCs”) issued as of September 30, 2011, and reported in the credit facilities table in “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities,” was approximately $1.4 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $200 million and $400 million was issued for UL business with secondary guarantees through 2015 and 2031, respectively, and approximately $800 million was issued for term business through 2023.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part II – Item 1A. Risk Factors – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” herein for further information on XXX and AG38 reserves.  See the table in “Underwriting, Acquisition, Insurance and Other Expenses” below for the presentation of our expenses associated with reserve financing.  We expect these expenses will approximately double in 2011 as compared to the level we experienced in 2010 as a result of higher pricing that has occurred in reaction to the unfavorable market conditions experienced during the recession and our expectation to execute additional reserve financing arrangements.

Additional Information

We are in the process of completing a conversion of our actuarial valuation systems to a uniform valuation platform for a significant portion of this segment’s blocks of business.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” in our 2010 Form 10-K for information on our actuarial system conversion.

We expect higher expenses for this segment during the fourth quarter of 2011 than what was experienced during the average of the first three quarters of 2011.  The expected increase is attributable primarily to expected increases in investments in strategic initiatives.

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

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” herein.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.  However, we face conditions in the marketplace as discussed in “Current Market Conditions” above that may challenge our sales volume for 2012.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Insurance Fees
Mortality assessments	$335	$320	5%	$986	$963	2%
Expense assessments	230	208	11%	694	600	16%
Surrender charges	21	22	-5%	73	77	-5%
DFEL:
Deferrals	(119)	(123)	3%	(360)	(355)	-1%
Amortization, net of interest:
Prospective unlocking - assumption
changes	(17)	56	NM	-	56	-100%
Prospective unlocking - model
refinements	4	(62)	106%	(28)	(62)	55%
Retrospective unlocking	2	-	NM	(4)	15	NM
Amortization, net of interest,
excluding unlocking	42	30	40%	112	110	2%
Total insurance fees	$498	$451	10%	$1,473	$1,404	5%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Sales by Product
UL:
Excluding MoneyGuard®	$74	$76	-3%	$242	$246	-2%
MoneyGuard®	48	27	78%	121	68	78%
Total UL	122	103	18%	363	314	16%
VUL	13	11	18%	34	28	21%
COLI and BOLI	8	18	-56%	35	35	0%
Term	12	16	-25%	39	54	-28%
Total sales	$155	$148	5%	$471	$431	9%

Net Flows
Deposits	$1,343	$1,230	9%	$3,887	$3,370	15%
Withdrawals and deaths	(380)	(505)	25%	(1,235)	(1,393)	11%
Net flows	$963	$725	33%	$2,652	$1,977	34%

Contract holder assessments	$819	$776	6%	$2,441	$2,292	7%

	As of September 30,
	2011	2010	Change
Account Values
UL	$27,485	$25,633	7%
VUL	4,658	4,759	-2%
Interest-sensitive whole life	2,276	2,262	1%
Total account values	$34,419	$32,654	5%

In-Force Face Amount
UL and other	$304,475	$294,171	4%
Term insurance	269,969	262,583	3%
Total in-force face amount	$574,444	$556,754	3%

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

UL and VUL products with secondary guarantees represented approximately 38% of interest-sensitive life insurance in force as of September 30, 2011, and approximately 46% and 49% of sales for the three and nine months ended September 30, 2011, respectively.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	$524	$506	4%	$1,563	$1,494	5%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	5	3	67%	21	13	62%
Alternative investments (2)	13	8	63%	61	35	74%
Surplus investments (3)	27	26	4%	91	76	20%
Total net investment income	$569	$543	5%	$1,736	$1,618	7%

Interest Credited	$312	$299	4%	$922	$896	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.

(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
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
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.74%	5.93%	(19)	5.82%	5.89%	(7)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.06%	0.03%	3	0.08%	0.05%	3
Alternative investments	0.16%	0.11%	5	0.26%	0.16%	10
Net investment income yield on
reserves	5.96%	6.07%	(11)	6.16%	6.10%	6
Interest rate credited to contract holders	4.10%	4.15%	(5)	4.09%	4.17%	(8)
Interest rate spread	1.86%	1.92%	(6)	2.07%	1.93%	14

Attributable to traditional products:
Fixed maturity securities, mortgage loans
on real estate and other, net of
investment expenses	5.90%	5.99%	(9)	5.93%	6.12%	(19)
Commercial mortgage loan prepayment
and bond makewhole premiums	0.03%	0.12%	(9)	0.04%	0.05%	(1)
Alternative investments	0.00%	0.01%	(1)	0.01%	0.01%	-
Net investment income yield on
reserves	5.93%	6.12%	(19)	5.98%	6.18%	(20)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$32,080	$29,510	9%	$31,454	$29,172	8%
Account values - universal and whole life	30,237	28,545	6%	29,832	28,301	5%

Attributable to traditional products:
Invested assets on reserves	4,311	4,493	-4%	4,290	4,490	-4%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Benefits
Death claims direct and assumed	$759	$605	25%	$2,179	$1,884	16%
Death claims ceded	(377)	(258)	-46%	(1,047)	(839)	-25%
Reserves released on death	(108)	(104)	-4%	(345)	(328)	-5%
Net death benefits	274	243	13%	787	717	10%
Change in secondary guarantee life
insurance product reserves:
Prospective unlocking - assumption
changes	(347)	60	NM	(317)	60	NM
Prospective unlocking - model
refinements	(8)	93	NM	155	93	67%
Change in reserves, excluding
unlocking	128	89	44%	362	218	66%
Other benefits:
Prospective unlocking - assumption
changes	33	-	NM	33	-	NM
Other benefits, excluding unlocking (1)	72	76	-5%	189	245	-23%
Total benefits	$152	$561	-73%	$1,209	$1,333	-9%

Death claims per $1,000 of in-force	1.91	1.75	9%	1.85	1.74	6%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$161	$156	3%	$500	$474	5%
General and administrative expenses	116	112	4%	343	319	8%
Expenses associated with reserve
financing	14	13	8%	42	25	68%
Taxes, licenses and fees	40	31	29%	110	90	22%
Total expenses incurred	331	312	6%	995	908	10%
DAC and VOBA deferrals	(223)	(213)	-5%	(690)	(644)	-7%
Total expenses recognized before
amortization	108	99	9%	305	264	16%
DAC and VOBA amortization, net of
interest:
Prospective unlocking - assumption
changes	290	128	127%	276	128	116%
Prospective unlocking - model
refinements	(5)	(162)	97%	(228)	(162)	-41%
Retrospective unlocking	10	4	150%	24	21	14%
Amortization, net of interest,
excluding unlocking	123	98	26%	383	386	-1%
Other intangible amortization	1	1	0%	3	3	0%
Total underwriting, acquisition,
insurance and other expenses	$527	$168	214%	$763	$640	19%

DAC and VOBA Deferrals
As a percentage of sales	143.9%	143.9%		146.5%	149.4%

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

When comparing DAC and VOBA deferrals as a percentage of sales for the nine months ended September 30, 2011 and 2010, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales attributable primarily to changes in sales mix to products with lower commission rates.

Group Protection

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums	$440	$414	6%	$1,336	$1,258	6%
Net investment income	38	35	9%	115	103	12%
Other revenues and fees	1	2	-50%	7	6	17%
Total operating revenues	479	451	6%	1,458	1,367	7%
Operating Expenses
Interest credited	1	1	0%	3	2	50%
Benefits	319	330	-3%	991	974	2%
Underwriting, acquisition, insurance and
other expenses	116	106	9%	344	309	11%
Total operating expenses	436	437	0%	1,338	1,285	4%
Income (loss) from operations before
taxes	43	14	207%	120	82	46%
Federal income tax expense (benefit)	15	5	200%	42	28	50%
Income (loss) from operations	$28	$9	211%	$78	$54	44%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Income (Loss) from Operations by
Product Line
Life	$12	$5	140%	$29	$24	21%
Disability	15	4	275%	48	30	60%
Dental	-	(1)	100%	(3)	(4)	25%
Total non-medical	27	8	238%	74	50	48%
Medical	1	1	0%	4	4	0%
Income (loss) from operations	$28	$9	211%	$78	$54	44%

Comparison of the Three and Nine Months Ended September 30, 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	More favorable non-medical loss ratio experience;
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•	Higher net investment income driven by an increase in business and, for the nine months ended September 30, 2011, higher portfolio yields on surplus.

The increase in income from operations was partially offset by higher underwriting, acquisition, insurance and other expenses due primarily to higher costs of investments in strategic initiatives associated with enhancements to sales processes and improvements to technology platforms during the three and nine months ended September 30, 2011.

Additional Information

During the three and nine months ended September 30, 2011, our non-medical loss ratios were 71.8% and 73.1%, respectively, below the 79.2% and 76.5% we experienced during the corresponding periods of 2010.  Although we experienced improvement in our loss ratios for all non-medical product lines during 2011 as compared to unfavorable experience throughout 2010, loss ratios in general are likely to remain at the high end of our long-term expectation of 71% to 74% during the fourth quarter of 2011, as demonstrated by our disability claim incidence and short-term disability claim durations still being at elevated levels.  However, we expect loss ratios to recover over time.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We are taking actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines upon renewal to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim recovery efforts.  We are also employing tools to identify and support claimants who will return to work.

We expect expenses to remain elevated for this segment during the fourth quarter of 2011, attributable primarily to continued increases in investments in strategic initiatives.

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

Sales relate to long-duration contracts sold to new contract holders and new programs sold to existing contract holders.  We believe that the trend in sales is an important indicator of development of business in force over time.  Our sales declined during the first nine months of 2011 as compared to the corresponding period of 2010 due to conditions in the marketplace.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Insurance Premiums by Product Line
Life	$174	$158	10%	$517	$476	9%
Disability	190	181	5%	567	542	5%
Dental	46	43	7%	137	123	11%
Total non-medical	410	382	7%	1,221	1,141	7%
Medical	30	32	-6%	115	117	-2%
Total insurance premiums	$440	$414	6%	$1,336	$1,258	6%

Sales	$75	$68	10%	$187	$197	-5%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Benefits and Interest Credited by
Product Line
Life	$125	$125	0%	$386	$367	5%
Disability	134	145	-8%	396	404	-2%
Dental	35	34	3%	110	102	8%
Total non-medical	294	304	-3%	892	873	2%
Medical	26	27	-4%	102	103	-1%
Total benefits and interest credited	$320	$331	-3%	$994	$976	2%

Loss Ratios by Product Line
Life	72.1%	79.2%		74.7%	77.1%
Disability	70.4%	79.2%		70.0%	74.5%
Dental	76.2%	79.3%		80.0%	83.2%
Total non-medical	71.8%	79.2%		73.1%	76.5%
Medical	86.9%	86.2%		87.8%	87.9%

Note:  Loss ratios presented above are calculated using whole dollars instead of dollars rounded to millions.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions	$50	$48	4%	$150	$142	6%
General and administrative expenses	60	51	18%	168	147	14%
Taxes, licenses and fees	12	10	20%	32	29	10%
Total expenses incurred	122	109	12%	350	318	10%
DAC deferrals	(16)	(13)	-23%	(39)	(41)	5%
Total expenses recognized before
amortization	106	96	10%	311	277	12%
DAC and VOBA amortization, net of
interest	10	10	0%	33	32	3%
Total underwriting, acquisition,
insurance and other expenses	$116	$106	9%	$344	$309	11%

DAC Deferrals
As a percentage of insurance premiums	3.6%	3.1%		2.9%	3.3%

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Operating Revenues
Insurance premiums	$1	$-	NM	$1	$-	NM
Net investment income	80	81	-1%	236	244	-3%
Amortization of deferred gain on
business sold through reinsurance	18	18	0%	54	55	-2%
Media revenues (net)	20	20	0%	56	53	6%
Other revenues and fees	1	3	-67%	4	15	-73%
Total operating revenues	120	122	-2%	351	367	-4%
Operating Expenses
Interest credited	27	29	-7%	85	90	-6%
Benefits	34	35	-3%	95	105	-10%
Media expenses	17	15	13%	51	43	19%
Other expenses	33	31	6%	62	96	-35%
Interest and debt expense	71	74	-4%	215	212	1%
Total operating expenses	182	184	-1%	508	546	-7%
Income (loss) from operations before
taxes	(62)	(62)	0%	(157)	(179)	12%
Federal income tax expense (benefit)	(17)	(22)	23%	(53)	(66)	20%
Income (loss) from operations	$(45)	$(40)	-13%	$(104)	$(113)	8%

Comparison of the Three Months Ended September 30, 2011 to 2010

Loss from operations for this segment increased due primarily to the following:

•	Less favorable tax items during the third quarter of 2011 that affected the federal income tax benefit; and
•	Higher other expenses due primarily to:
▪
The recognition of a $9 million estimated assessment during the third quarter of 2011 associated with the New York State Department of Financial Services’ liquidation plan for Executive Life Insurance Company of New York;

partially offset by:
▪	Legal and merger-related expenses in 2010; and
▪	Lower branding and non-brand marketing expenses in 2011 (see “Additional Information” below).

The increase in loss from operations was partially offset by lower interest and debt expense attributable to lower average balances of outstanding debt during the third quarter of 2011.

Comparison of the Nine Months Ended September 30, 2011 to 2010

Loss from operations for this segment decreased due primarily to the following:

•	Lower other expenses due primarily to:
▪	Higher legal and merger-related expenses in 2010;
▪	Lower branding and non-brand marketing expenses in 2011 (see “Additional Information” below); and
▪	Higher reimbursement associated with reserve financing transactions in 2011;
partially offset by:
▪	The recognition of the estimated assessment discussed above; and
•	Lower benefits due to favorable mortality in our Institutional Pension business in 2011.

The decrease in loss from operations was partially offset by the following:

•	Lower media earnings related primarily to the continued weakening of the U.S. economy, including poor consumer confidence;
•	Lower net investment income, net of interest credited, due primarily to:
▪
Lower average invested assets driven primarily by repurchases of common stock, net cash used in operating activities primarily due to interest payments and transfers to other segments for OTTI, partially offset by distributable earnings received from our insurance segments; and

▪	The decline in new money rates and interest rates in general;
•	Higher interest and debt expense attributable to higher average balances of outstanding debt in 2011; and
•	Less favorable tax items during 2011 that affected the federal income tax benefit.

Additional Information

We expect higher expenses for Other Operations in the fourth quarter of 2011 than what was experienced during the average of the first three quarters of 2011.  The expected increase includes increases in branding and non-brand marketing expenses.

See Note 10 for a discussion concerning audits and inquiries relating to our handling of unclaimed property.  It is possible that these activities may result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws and administrative penalties and interest.  Currently, we are not able to estimate the reasonably possible costs associated with these matters.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Other Expenses
General and administrative expenses:
Legal	$-	$5	-100%	$2	$18	-89%
Branding	9	10	-10%	19	23	-17%
Non-brand marketing	-	3	-100%	2	8	-75%
Other (1)	12	12	0%	35	42	-17%
Total general and administrative
expenses	21	30	-30%	58	91	-36%
Merger-related expenses (2)	-	2	-100%	-	7	-100%
Taxes, licenses and fees	14	-	NM	11	(1)	NM
Inter-segment reimbursement associated
with reserve financing and LOC
expenses (3)	(2)	(1)	-100%	(7)	(1)	NM
Total other expenses	$33	$31	6%	$62	$96	-35%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Components of Realized Gain (Loss),
Pre-Tax
Total operating realized gain (loss)	$22	$18	22%	$66	$49	35%
Total excluded realized gain (loss)	(185)	25	NM	(243)	(27)	NM
Total realized gain (loss), pre-tax	$(163)	$43	NM	$(177)	$22	NM

Reconciliation of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Total excluded realized gain (loss)	$(120)	$17	NM	$(158)	$(17)	NM
Benefit ratio unlocking	(41)	25	NM	(37)	-	NM
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$(161)	$42	NM	$(195)	$(17)	NM

Components of Excluded Realized
Gain (Loss) Net of Benefit Ratio
Unlocking, After-Tax
Realized gain (loss) related to certain
investments	$(28)	$(17)	NM	$(62)	$(56)	NM
Gain (loss) on the mark-to-market on
certain instruments	(69)	69	NM	(62)	47	NM
Variable annuity net derivatives results:
Hedge program performance	(82)	20	NM	(111)	(40)	NM
Unlocking for GLB reserves hedged	(72)	-	NM	(72)	-	NM
GLB NPR component	92	(30)	NM	112	28	300%
Total variable annuity net derivatives
results	(62)	(10)	NM	(71)	(12)	NM
Indexed annuity forward-starting option	(2)	-	NM	-	4	-100%
Excluded realized gain (loss) net of
benefit ratio unlocking, after-tax	$(161)	$42	NM	$(195)	$(17)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Nine Months Ended September 30, 2011 to 2010

We had realized losses during the three and nine months ended September 30, 2011, as compared to gains for the corresponding periods of 2010, due primarily to less favorable results on the mark-to-market on certain instruments and variable annuity net derivatives results.

Our hedge program performance during the three and nine months ended September 30, 2011, was unfavorably affected by volatile capital markets that were experienced during the third quarter of 2011 and prospective unlocking (see below for more information), partially offset by the NPR component of the liability being favorable during this same period attributable to an increase in the NPR factors related to 10-year CDS spreads.  See “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined.

During 2011, we had unfavorable prospective unlocking, attributable primarily to changes in lapse assumptions, partially offset by changes in our assumptions for long-term volatility.

The unfavorable results related to the gain (loss) on the mark-to-market on certain instruments during the three and nine months ended September 30, 2011, as compared to the corresponding periods of 2010, were attributable primarily to widening spreads on corporate credit default swaps during 2011, whereas these spreads narrowed during 2010, which affect the derivative instruments related to our consolidated VIEs, partially offset by gains on our trading securities during 2011 due to the decline in interest rates during 2011.

For information regarding realized gains (losses) related to certain investments, see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Operating Realized Gain (Loss)

Indexed annuity net derivatives results include the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products.  The change in the fair value of the liability for the embedded derivative represents the amount that is credited to the indexed annuity contract.

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

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

Gain (loss) on the mark-to-market on certain instruments, including those associated with our consolidated VIEs and trading securities represents changes in the fair values of certain derivative instruments (including the credit default swaps and contingent forwards associated with consolidated VIEs), total return swaps (embedded derivatives that are theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements) and trading securities.

See Note 4 for information about our consolidated VIEs.

Variable Annuity Net Derivatives Results

Our variable annuity net derivatives results include the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.  In addition, these results include the changes in reserves not accounted for at fair value and resulting benefit ratio unlocking on our GDB and GLB riders.  It also includes the change in the fair value of the derivative instruments we own to hedge the change in our benefit ratio unlocking, excluding our expected cost of the hedging instruments and the associated benefit ratio unlocking.  The benefit ratio unlocking represents changes in reserves on our GDB and GLB riders not accounted for at fair value.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each GLB feature.  We record the embedded derivative reserve on our GLBs at fair value on our Consolidated Balance Sheets.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivatives reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  In the table above, we have presented the components of our GLB results, which can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  When we assess the effectiveness of our hedge program, we exclude the effect of the change in the component of the embedded derivative reserves related to the required NPR.  We do not attempt to hedge the change in the NPR component of the liability.  As of September 30, 2011, the net effect of the NPR resulted in a $298 million decrease in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
10-year CDS spread	4.42%	2.02%	1.78%	1.98%	2.55%
NPR factor related to 10-year CDS spread	0.51%	0.24%	0.17%	0.17%	0.30%
Unadjusted embedded derivative liability	$2,642	$306	$112	$389	$1,556

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of September 30, 2011, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $400 million, pre-DAC and tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of September 30, 2011, then there would have been a favorable effect to net income of approximately $120 million, pre-DAC and tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
Investments
AFS securities:
Fixed maturity	$74,591	$68,030	80.9%	81.6%
VIEs' fixed maturity	700	584	0.8%	0.7%
Total fixed maturity	75,291	68,614	81.7%	82.3%
Equity	137	197	0.1%	0.2%
Trading securities	2,726	2,596	3.0%	3.1%
Mortgage loans on real estate	6,893	6,752	7.5%	8.1%
Real estate	136	202	0.1%	0.3%
Policy loans	2,874	2,865	3.1%	3.5%
Derivative investments	3,029	1,076	3.3%	1.3%
Alternative investments	817	750	0.9%	0.9%
Other investments	288	288	0.3%	0.3%
Total investments	$92,191	$83,340	100.0%	100.0%
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

	As of September 30, 2011
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,743	$592	$149	$9,186	12.2%
Basic industry	3,039	276	38	3,277	4.4%
Capital goods	3,953	447	16	4,384	5.8%
Communications	3,249	317	38	3,528	4.7%
Consumer cyclical	3,094	310	42	3,362	4.5%
Consumer non-cyclical	7,876	1,224	1	9,099	12.1%
Energy	4,825	633	3	5,455	7.2%
Technology	1,793	195	4	1,984	2.6%
Transportation	1,434	172	5	1,601	2.1%
Industrial other	906	77	9	974	1.3%
Utilities	10,572	1,379	36	11,915	15.9%
Corporate asset-backed securities ("ABS"):
Collateralized debt obligations ("CDOs")	93	-	6	87	0.1%
Commercial real estate ("CRE") CDOs	38	-	14	24	0.0%
Credit card	789	47	-	836	1.1%
Home equity	927	3	273	657	0.9%
Manufactured housing	87	5	1	91	0.1%
Auto loan	64	1	-	65	0.1%
Other	193	30	-	223	0.3%
CMBS:
Non-agency backed	1,719	70	119	1,670	2.2%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	3,467	390	-	3,857	5.1%
Non-agency backed	1,534	14	197	1,351	1.8%
Mortgage pass through securities ("MPTS"):
Agency backed	3,051	188	-	3,239	4.3%
Non-agency backed	1	-	-	1	0.0%
Municipals:
Taxable	3,395	571	9	3,957	5.3%
Tax-exempt	12	-	-	12	0.0%
Government and government agencies:
United States	1,240	224	-	1,464	1.9%
Foreign	1,643	151	4	1,790	2.4%
Hybrid and redeemable preferred securities	1,317	55	170	1,202	1.6%
Total fixed maturity AFS securities	69,054	7,371	1,134	75,291	100.0%
Equity AFS Securities	131	16	10	137
Total AFS securities	69,185	7,387	1,144	75,428
Trading Securities (1)	2,343	416	33	2,726
Total AFS and trading securities	$71,528	$7,803	$1,177	$78,154

	As of December 31, 2010
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,377	$438	$148	$8,667	12.7%
Basic industry	2,478	203	20	2,661	3.9%
Capital goods	3,425	243	45	3,623	5.3%
Communications	3,050	251	32	3,269	4.8%
Consumer cyclical	2,772	185	47	2,910	4.2%
Consumer non-cyclical	7,259	628	20	7,867	11.5%
Energy	4,533	428	17	4,944	7.2%
Technology	1,414	108	9	1,513	2.2%
Transportation	1,379	116	3	1,492	2.2%
Industrial other	884	53	10	927	1.4%
Utilities	9,800	708	62	10,446	15.2%
ABS:
CDOs	128	22	8	142	0.2%
CRE CDOs	46	-	14	32	0.0%
Credit card	831	33	4	860	1.3%
Home equity	1,002	6	268	740	1.1%
Manufactured housing	110	3	4	109	0.2%
Auto loan	162	2	-	164	0.2%
Other	211	21	1	231	0.3%
CMBS:
Non-agency backed	2,144	95	186	2,053	3.0%
CMOs:
Agency backed	3,975	308	1	4,282	6.2%
Non-agency backed	1,718	16	259	1,475	2.1%
MPTS:
Agency backed	2,978	106	5	3,079	4.5%
Non-agency backed	2	-	-	2	0.0%
Municipals:
Taxable	3,219	27	94	3,152	4.6%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	931	120	2	1,049	1.5%
Foreign	1,438	94	7	1,525	2.2%
Hybrid and redeemable preferred securities	1,476	56	135	1,397	2.0%
Total fixed maturity AFS securities	65,745	4,270	1,401	68,614	100.0%
Equity AFS Securities	179	25	7	197
Total AFS securities	65,924	4,295	1,408	68,811
Trading Securities (1)	2,340	297	41	2,596
Total AFS and trading securities	$68,264	$4,592	$1,449	$71,407

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2011			As of December 31, 2010
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation(1)	Designation(1)	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$43,186	$48,117	63.9%	$40,573	$42,769	62.3%
2	Baa	22,398	24,219	32.2%	21,032	22,286	32.5%
Total investment grade securities		65,584	72,336	96.1%	61,605	65,055	94.8%

Below Investment Grade Securities
3	Ba	2,482	2,225	3.0%	2,620	2,403	3.5%
4	B	555	456	0.6%	796	665	1.0%
5	Caa and lower	297	182	0.2%	476	325	0.5%
6	In or near default	136	92	0.1%	248	166	0.2%
Total below investment grade
securities		3,470	2,955	3.9%	4,140	3,559	5.2%
	Total fixed maturity AFS
	securities	$69,054	$75,291	100.0%	$65,745	$68,614	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.0%	3.9%		6.3%	5.2%

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

Greece, Ireland, Italy, Portugal and Spain are experiencing stress in the credit markets.  As of September 30, 2011, we had direct sovereign exposure only to Italy, with an amortized cost of $3 million and a fair value of $2 million.  We also had AFS securities in two large Spanish banks, where our investments were in subsidiaries located outside of Spain, with an amortized cost and a fair value of $63 million as of September 30, 2011.  Other banking exposure to these countries as of September 30, 2011, included a $14 million notional CDS position where we have sold protection on a highly rated multi-national Spanish bank.   As of September 30, 2011, we had no direct exposure to Greece.

Our total non-banking and non-sovereign AFS securities to Ireland, Italy, Portugal and Spain had an amortized cost of $770 million and a fair value of $785 million as of September 30, 2011, approximately 50% of which related to large multinational companies domiciled in those countries.  The detailed breakout by country was as follows:  Ireland – $215 million amortized cost and $211 million fair value; Italy – $203 million amortized cost and $216 million fair value; Portugal – $40 million amortized cost and $29 million fair value; and Spain – $312 million amortized cost and $329 million fair value.

As of September 30, 2011, and December 31, 2010, 69.7% and 79.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of September 30, 2011, decreased $264 million.  This change was attributable primarily to a decline in overall market yields, which was driven by market uncertainty and weakening economic activity.  As more fully described in Note 1 of our 2010 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2011, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our AFS securities unrealized losses, see “Additional Details on our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of September 30, 2011
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$376	$119	1 to 42	28	22.7%	15.3%
Hybrid and redeemable
preferred securities	673	170	1 to 55	32	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $97.0 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $81.9 billion as of September 30, 2011.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $67.4 billion, excluding consolidated VIEs in the amount of $700 million, as of September 30, 2011, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2010 Form 10-K and Note 5 for additional discussion.

As of September 30, 2011, and December 31, 2010, the estimated fair value for all private securities was $9.2 billion and $8.4 billion, both representing approximately 10% of total invested assets.

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

We limit the extent of our risk on MBS by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure.  Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk MBS.  At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.  As of September 30, 2011, we did not have a significant amount of higher-risk, trust structured MBS.  A significant amount of assets in our MBS portfolio are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $8.7 billion and an unrealized gain of $411 million, or 5%, as of September 30, 2011.

The market value of AFS securities and trading securities backed by subprime loans was $454 million and represented less than 1% of our total investment portfolio as of September 30, 2011.  AFS securities represented $440 million, or 97%, and trading securities represented $14 million, or 3%, of the subprime exposure as of September 30, 2011.  AFS securities and trading securities rated A or above represented 45% of the subprime investments and $228 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The tables below summarize our investments in AFS securities backed by pools of residential mortgages (in millions):

	Fair Value as of September 30, 2011
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$7,096	$872	$480	$-	$8,448
ABS home equity	4	-	213	440	657
Total by type (1)	$7,100	$872	$693	$440	$9,105

Rating
AAA	$7,019	$87	$34	$83	$7,223
AA	65	50	6	45	166
A	16	48	34	66	164
BBB	-	52	65	23	140
BB and below	-	635	554	223	1,412
Total by rating (1)(2)	$7,100	$872	$693	$440	$9,105

Origination Year
2004 and prior	$1,813	$226	$235	$216	$2,490
2005	866	126	249	162	1,403
2006	250	171	170	61	652
2007	1,120	349	39	-	1,508
2008	254	-	-	-	254
2009	1,291	-	-	1	1,292
2010	1,172	-	-	-	1,172
2011	334	-	-	-	334
Total by origination year (1)	$7,100	$872	$693	$440	$9,105

Total AFS securities					$75,428

Total AFS RMBS as a percentage of
total AFS securities					12.1%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					2.7%

(1)
Does not include the fair value of trading securities totaling $278 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $278 million in trading securities consisted of $253 million prime, $11 million Alt-A and $14 million subprime.

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

	Amortized Cost as of September 30, 2011
		Prime/
	Prime	Non-
	Agency	Agency	Alt-A	Subprime	Total
Type
CMOs and MPTS	$6,518	$947	$584	$4	$8,053
ABS home equity	4	-	289	634	927
Total by type (1)	$6,522	$947	$873	$638	$8,980

Rating
AAA	$6,449	$85	$33	$86	$6,653
AA	59	50	6	51	166
A	14	51	36	70	171
BBB	-	56	67	24	147
BB and below	-	705	731	407	1,843
Total by rating (1)(2)	$6,522	$947	$873	$638	$8,980

Origination Year
2004 and prior	$1,674	$235	$264	$274	$2,447
2005	775	148	306	233	1,462
2006	222	183	246	129	780
2007	980	381	57	-	1,418
2008	229	-	-	-	229
2009	1,211	-	-	2	1,213
2010	1,112	-	-	-	1,112
2011	319	-	-	-	319
Total by origination year (1)	$6,522	$947	$873	$638	$8,980

Total AFS securities					$69,185

Total AFS RMBS as a percentage of
total AFS securities					13.0%

Total prime/non-agency, Alt-A and subprime
as a percentage of total AFS securities					3.6%

(1)
Does not include the amortized cost of trading securities totaling $267 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $267 million in trading securities consisted of $236 million prime, $14 million Alt-A and $17 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of consumer loan ABS (in millions):

	As of September 30, 2011
	Credit Card		Auto Loans		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost
Rating
AAA	$814	$767	$57	$56	$871	$823
BBB	22	22	8	8	30	30
Total by rating (1)(2)	$836	$789	$65	$64	$901	$853

Total AFS securities					$75,428	$69,185

Total by rating as a percentage
of total AFS securities					1.2%	1.2%

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of September 30, 2011
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,621	$1,627	$49	$92	$-	$-	$1,670	$1,719
CRE CDOs	-	-	-	-	24	38	24	38
Total by type (1)	$1,621	$1,627	$49	$92	$24	$38	$1,694	$1,757

Rating
AAA	$1,083	$1,026	$14	$14	$-	$-	$1,097	$1,040
AA	236	238	10	10	-	-	246	248
A	135	138	5	6	1	2	141	146
BBB	103	108	5	6	10	11	118	125
BB and below	64	117	15	56	13	25	92	198
Total by rating (1)(2)	$1,621	$1,627	$49	$92	$24	$38	$1,694	$1,757

Origination Year
2004 and prior	$959	$954	$24	$24	$4	$5	$987	$983
2005	331	318	23	60	10	12	364	390
2006	137	154	2	8	10	21	149	183
2007	138	147	-	-	-	-	138	147
2010	56	54	-	-	-	-	56	54
Total by origination year (1)	$1,621	$1,627	$49	$92	$24	$38	$1,694	$1,757

Total AFS securities							$75,428	$69,185

Total AFS securities backed
by pools of commercial
mortgages as a percentage
of total AFS securities							2.2%	2.5%

(1)
Does not include the fair value of trading securities totaling $40 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $40 million in trading securities consisted of $37 million CMBS and $3 million CRE CDOs.

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

The following summarizes our exposure to Monoline insurers (in millions):

	As of September 30, 2011
					Total
			Total	Total	Unrealized	Total
	Direct	Insured	Amortized	Unrealized	Loss	Fair
	Exposure	Bonds (1)	Cost	Gain	and OTTI	Value
Monoline Name
AMBAC	$-	$219	$219	$10	$39	$190
ASSURED GUARANTY LTD	30	-	30	-	17	13
FGIC	-	72	72	1	16	57
FSA	-	30	30	1	1	30
MBIA	12	125	137	21	18	140
XL CAPITAL LTD	54	61	115	2	4	113
Total by Monoline insurer (2)	$96	$507	$603	$35	$95	$543

Total AFS securities			$69,185	$7,387	$1,144	$75,428

Total by Monoline insurer as a
percentage of total AFS securities			0.9%	0.5%	8.3%	0.7%

(1)	Additional indirect insured exposure through structured securities is excluded from this table.
(2)
Does not include the fair value of trading securities totaling $30 million, certain of which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $30 million in trading securities consisted of $9 million of direct exposure and $21 million of insured exposure.  This table also excludes insured exposure totaling $9 million for a guaranteed investment tax credit partnership.

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

We have no concentrations of issuers or guarantors of fixed maturity and equity securities.  We conduct enhanced analysis and monitoring for potential changes in unrealized loss status of securities that we believe are most at risk of impairment.  The composition by industry categories of these securities was as follows (in millions):

	As of September 30, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMOs	$423	65.9%	$513	56.0%	$90	32.7%
ABS	95	14.8%	168	18.4%	73	26.6%
CMBS	25	3.9%	88	9.6%	63	22.9%
Banking	35	5.5%	67	7.3%	32	11.6%
Diversified manufacturing	51	8.0%	63	6.9%	12	4.4%
Property and casualty insurers	9	1.4%	12	1.3%	3	1.1%
Paper	3	0.5%	5	0.5%	2	0.7%
Total securities subject to
enhanced analysis
and monitoring	$641	100.0%	$916	100.0%	$275	100.0%

Total AFS securities	$75,428		$69,185		$1,144

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.8%		1.3%		24.0%

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
CMBS	$11	3.2%	$83	15.6%	$72	37.7%
CMOs	150	43.8%	184	34.5%	34	17.8%
Banking	67	19.6%	98	18.4%	31	16.2%
Diversified manufacturing	38	11.1%	63	11.8%	25	13.1%
ABS	17	5.0%	34	6.4%	17	9.0%
Property and casualty insurers	42	12.3%	52	9.8%	10	5.2%
Gaming	12	3.5%	13	2.4%	1	0.5%
Industrial - other	5	1.5%	6	1.1%	1	0.5%
Total securities subject
to enhanced analysis
and monitoring	$342	100.0%	$533	100.0%	$191	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total securities subject to
enhanced analysis and
monitoring as a percentage
of total AFS securities	0.5%		0.8%		13.6%

In addition, as discussed in Note 1 in our 2010 Form 10-K, we perform detailed analysis of our AFS securities, including those presented above as well as other AFS securities.  For selected information on these AFS securities in a gross unrealized loss position backed by pools of residential and commercial mortgages as of September 30, 2011, see Note 5.

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of September 30, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$671	9.1%	$965	11.3%	$294	25.7%
Banking	1,512	20.5%	1,775	20.9%	263	23.0%
CMOs	995	13.5%	1,187	14.0%	192	16.8%
CMBS	375	5.1%	494	5.8%	119	10.4%
Media - non-cable	233	3.2%	261	3.0%	28	2.4%
Electric	247	3.4%	275	3.2%	28	2.4%
Property and casualty insurers	117	1.6%	144	1.7%	27	2.4%
Paper	150	2.1%	175	2.1%	25	2.2%
Retailers	83	1.1%	102	1.2%	19	1.7%
Metals and mining	363	4.9%	376	4.4%	13	1.1%
Diversified Manufacturing	147	2.0%	160	1.9%	13	1.1%
Gaming	121	1.6%	133	1.6%	12	1.0%
Local authorities	36	0.5%	47	0.6%	11	1.0%
Life	182	2.5%	192	2.2%	10	0.9%
Industries with unrealized losses
less than $10 million	2,128	28.9%	2,218	26.1%	90	7.9%
Total by industry	$7,360	100.0%	$8,504	100.0%	$1,144	100.0%

Total AFS securities	$75,428		$69,185		$1,144

Total by industry as a
percentage of total AFS securities	9.8%		12.3%		100.0%

	As of December 31, 2010
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$843	7.0%	$1,142	8.5%	$299	21.1%
CMOs	1,164	9.7%	1,419	10.6%	255	18.1%
Banking	1,495	12.4%	1,693	12.6%	198	14.1%
CMBS	379	3.2%	565	4.2%	186	13.2%
Local authorities	1,933	16.1%	2,028	15.1%	95	6.7%
Property and casualty insurers	360	3.0%	409	3.0%	49	3.5%
Electric	760	6.3%	806	6.0%	46	3.3%
Diversified manufacturing	267	2.2%	301	2.2%	34	2.4%
Media - non-cable	238	2.0%	263	2.0%	25	1.8%
Life	287	2.4%	304	2.3%	17	1.2%
Retailers	172	1.4%	187	1.4%	15	1.1%
Gaming	153	1.3%	165	1.2%	12	0.9%
Paper	130	1.1%	142	1.1%	12	0.9%
Entertainment	193	1.6%	204	1.5%	11	0.8%
Industries with unrealized losses
less than $10 million	3,641	30.3%	3,795	28.3%	154	10.9%
Total by industry	$12,015	100.0%	$13,423	100.0%	$1,408	100.0%

Total AFS securities	$68,811		$65,924		$1,408

Total by industry as a
percentage of total AFS securities	17.5%		20.4%		100.0%

Unrealized Loss on Below Investment Grade AFS Fixed Maturity Securities

Gross unrealized losses on below investment grade AFS fixed maturity securities represented 48.7% and 47.4% of total gross unrealized losses on all AFS securities as of September 30, 2011, and December 31, 2010, respectively.  Generally, below investment grade fixed maturity securities are more likely than investment grade fixed maturity securities to develop credit concerns.  The remaining 51.3% and 52.6% of the gross unrealized losses as of September 30, 2011, and December 31, 2010, respectively, related to investment grade AFS securities.  The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2011.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position (in millions) were as follows:

	Ratio of	As of September 30, 2011
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$724	$780	$56
	40% to 70%	90	142	52
	Below 40%	7	21	14
Total 90 days or less		821	943	122

91 days to 180 days	Above 70%	182	199	17
	40% to 70%	1	2	1
Total 91 to 180 days		183	201	18

181 days to 270 days	Above 70%	11	12	1
	40% to 70%	2	3	1
Total 181 days to 270 days		13	15	2

271 days to 1 year	Above 70%	94	111	17
Total 271 days to 1 year		94	111	17

Greater than 1 year	Above 70%	825	980	155
	40% to 70%	244	425	181
	Below 40%	22	84	62
Total greater than 1 year		1,091	1,489	398

Total below investment grade and in
an unrealized loss position		$2,202	$2,759	$557

Total AFS securities		$75,428	$69,185	$1,144

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		2.9%	4.0%	48.7%

	Ratio of	As of December 31, 2010
	Amortized			Unrealized
	Cost to	Fair	Amortized	Loss
Aging Category	Fair Value	Value	Cost	and OTTI
90 days or less	Above 70%	$388	$422	$34
	40% to 70%	78	128	50
	Below 40%	2	11	9
Total 90 days or less		468	561	93

91 days to 180 days	Above 70%	62	77	15
	40% to 70%	26	42	16
Total 91 to 180 days		88	119	31

181 days to 270 days	Above 70%	57	62	5
	40% to 70%	1	3	2
Total 181 days to 270 days		58	65	7

271 days to 1 year	Above 70%	129	160	31
	40% to 70%	43	72	29
Total 271 days to 1 year		172	232	60

Greater than 1 year	Above 70%	1,307	1,496	189
	40% to 70%	258	441	183
	Below 40%	21	125	104
Total greater than 1 year		1,586	2,062	476

Total below investment grade and in
an unrealized loss position		$2,372	$3,039	$667

Total AFS securities		$68,811	$65,924	$1,408

Total below investment grade and in an
unrealized loss position as a percentage
of total AFS securities		3.4%	4.6%	47.4%

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,828	99.1%	$6,699	99.2%
Delinquent and in foreclosure (1)	65	0.9%	53	0.8%
Total mortgage loans on real estate	$6,893	100.0%	$6,752	100.0%

(1)	As of September 30, 2011, and December 31, 2010, there were 12 and 10 mortgage loans that were delinquent and in foreclosure, respectively.

	As of	As of
	September 30,	December 31,
	2011	2010
By Segment
Retirement Solutions:
Annuities	$1,297	$1,172
Defined Contribution	1,054	920
Insurance Solutions:
Life Insurance	3,763	3,856
Group Protection	284	285
Other Operations	495	519
Total mortgage loans on real estate	$6,893	$6,752

	As of September 30, 2011			As of September 30, 2011
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,212	32.1%	CA	$1,612	23.4%
Industrial	1,796	26.1%	TX	641	9.2%
Retail	1,550	22.5%	MD	419	6.1%
Apartment	952	13.8%	VA	349	5.1%
Mixed use	150	2.2%	FL	293	4.3%
Hotel/Motel	134	1.9%	NC	289	4.2%
Other commercial	99	1.4%	TN	284	4.1%
Total	$6,893	100.0%	WA	271	3.9%
			GA	235	3.4%
Geographic Region			AZ	222	3.2%
Pacific	$1,973	28.5%	IL	192	2.8%
South Atlantic	1,720	25.0%	IN	190	2.8%
West South Central	662	9.6%	NV	185	2.7%
East North Central	646	9.4%	PA	184	2.7%
Mountain	562	8.2%	OH	177	2.6%
Middle Atlantic	427	6.2%	MN	153	2.2%
East South Central	402	5.8%	Other states under 2%	1,197	17.3%
West North Central	357	5.2%	Total	$6,893	100.0%
New England	144	2.1%
Total	$6,893	100.0%

	As of September 30, 2011			As of September 30, 2011
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,618	38.0%	Remainder of 2011	$92	1.3%
2005	790	11.4%	2012	298	4.3%
2006	652	9.4%	2013	387	5.6%
2007	921	13.3%	2014	410	6.0%
2008	800	11.6%	2015	629	9.1%
2009	149	2.2%	2016 and thereafter	5,084	73.7%
2010	281	4.1%	Total	$6,900	100.0%
2011	689	10.0%
Total	$6,900	100.0%

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

There were 10 and 9 impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate as of September 30, 2011, and December 31, 2010, respectively.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2011, was $76 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2011, was $40 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $48 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $5 million.  See Note 1 in our 2010 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

The carrying value of our consolidated alternative investments by business segment (in millions), which consisted primarily of investments in limited partnerships, was as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
Retirement Solutions:
Annuities	$118	$95
Defined Contribution	73	71
Insurance Solutions:
Life Insurance	594	546
Group Protection	35	30
Other Operations	(3)	8
Total alternative investments	$817	$750

Income (loss) derived from our consolidated alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Retirement Solutions:
Annuities	$1	$2	-50%	$11	$8	38%
Defined Contribution	1	2	-50%	6	6	0%
Insurance Solutions:
Life Insurance	15	10	50%	72	42	71%
Group Protection	-	1	-100%	3	3	0%
Total alternative investments (1)	$17	$15	13%	$92	$59	56%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

The increase in our investment income on alternative investments presented in the table above when comparing the first nine months of 2011 to the same period in 2010 was due primarily to the improvement in the market specifically benefiting our energy limited partnership holdings.

As of September 30, 2011, and December 31, 2010, alternative investments included investments in approximately 97 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Retirement Solutions:
Annuities	$-	$-	NM	$4	$3	33%
Defined Contribution	-	-	NM	2	1	100%
Insurance Solutions:
Life Insurance	(1)	-	NM	29	14	107%
Group Protection	-	-	NM	2	1	100%
Total	$(1)	$-	NM	$37	$19	95%

Income (loss), after-tax, derived from our consolidated alternative investments by class (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Three				For the Nine
	Months Ended				Months Ended
	September 30,				September 30,
	2011		2010	Change	2011	2010	Change
Venture capital	$		$-	NM	$20	$14	43%
Real estate		(1)	-	NM	(2)	(2)	0%
Oil and gas		-	-	NM	19	7	171%
Associated amortization of DAC,
VOBA, DSI, and DFEL		1	-	NM	(12)	(6)	-100%
Federal income tax expense (benefit)		-	-	NM	(9)	(5)	-80%
Total		$-	$-	NM	$16	$8	100%

Non-Income Producing Investments

As of September 30, 2011, and December 31, 2010, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $13 million and $17 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net Investment Income
Fixed maturity AFS securities	$964	$935	3%	$2,878	$2,750	5%
VIEs' fixed maturity AFS securities	4	4	0%	10	11	-9%
Equity AFS securities	1	1	0%	4	4	0%
Trading securities	38	39	-3%	116	118	-2%
Mortgage loans on real estate	102	105	-3%	306	321	-5%
Real estate	5	6	-17%	17	17	0%
Standby real estate equity commitments	-	-	NM	1	1	0%
Policy loans	42	41	2%	125	127	-2%
Invested cash	1	2	-50%	3	6	-50%
Commercial mortgage loan prepayment
and bond makewhole premiums (1)	14	12	17%	73	29	152%
Alternative investments (2)	17	15	13%	92	59	56%
Consent fees	-	3	-100%	2	4	-50%
Other investments	(7)	(1)	NM	(19)	2	NM
Investment income	1,181	1,162	2%	3,608	3,449	5%
Investment expense	(30)	(30)	0%	(86)	(91)	5%
Net investment income	$1,151	$1,132	2%	$3,522	$3,358	5%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2011	2010	Change	2011	2010	Change
Interest Rate Yield
Fixed maturity securities, mortgage
loans on real estate and other,
net of investment expenses	5.45%	5.61%	(16)	5.52%	5.66%	(14)
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.07%	0.06%	1	0.12%	0.05%	7
Alternative investments	0.08%	0.08%	-	0.15%	0.10%	5
Consent fees	0.00%	0.02%	(2)	0.00%	0.01%	(1)
Net investment income yield
on invested assets	5.60%	5.77%	(17)	5.79%	5.82%	(3)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Average invested assets at amortized cost	$82,254	$78,517	5%	$81,117	$76,985	5%

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

The increase in net investment income when comparing nine months ended September 30, 2011, to the same period of 2010 was attributable to higher prepayment and bond makewhole premiums, more favorable investment income on alternative investments (see “Alternative Investments” above and “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable and to a lesser extent issuances of common stock and debt, partially offset by new money rates averaging below our portfolio yields.

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

As of September 30, 2011, we did not have any standby real estate equity commitments.  During the first nine months of 2011, we funded commitments of $19 million and recorded a gain of $6 million due to our funding being less than our estimated allowance for loss related to these commitments.

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Fixed maturity AFS securities:
Gross gains	$17	$12	42%	$84	$96	-13%
Gross losses	(63)	(61)	-3%	(177)	(174)	-2%
Equity AFS securities:
Gross gains	-	3	-100%	10	9	11%
Gross losses	-	-	NM	-	(4)	100%
Gain (loss) on other investments	(3)	(2)	-50%	1	(33)	103%
Associated amortization of DAC, VOBA,
DSI, and DFEL and changes in other
contract holder funds	5	22	-77%	(13)	20	NM
Total realized gain (loss) related to
certain investments	$(44)	$(26)	-69%	$(95)	$(86)	-10%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2011 and 2010, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Fixed Maturity Securities
Corporate bonds	$(3)	$(34)	91%	$(9)	$(80)	89%
MBS:
CMOs	(22)	(16)	-38%	(65)	(52)	-25%
CMBS	(8)	(4)	-100%	(47)	(4)	NM
ABS CDOs	-	-	NM	(1)	(1)	0%
Hybrid and redeemable preferred
securities	-	-	NM	(2)	(5)	60%
Total fixed maturity securities	(33)	(54)	39%	(124)	(142)	13%

Equity Securities
Other financial services securities	-	-	NM	-	(3)	100%
Total equity securities	-	-	NM	-	(3)	100%
Gross OTTI recognized in net
income (loss)	(33)	(54)	39%	(124)	(145)	14%
Associated amortization of DAC,
VOBA, DSI and DFEL	8	8	0%	30	35	-14%
Net OTTI recognized in net
income (loss), pre-tax	$(25)	$(46)	46%	$(94)	$(110)	15%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$21	$62	-66%	$48	$84	-43%
Change in DAC, VOBA, DSI and DFEL	(4)	(9)	56%	(9)	(7)	-29%
Net portion of OTTI recognized in
OCI, pre-tax	$17	$53	-68%	$39	$77	-49%

The decrease in write-downs for OTTI when comparing the first nine months of 2011 to the same period in 2010 was primarily due to an improvement in the credit markets, partially offset by an increase in write-downs for OTTI on our AFS MBS attributable primarily to continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.

The $172 million of impairments taken during the first nine months of 2011 were split between $124 million of credit related impairments and $48 million of non-credit related impairments.  The credit related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  The non-credit related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $934 million and $1.1 billion for the first nine months of 2011 and 2010, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first nine months of 2011, our payables for collateral on derivative investments increased by $1.8 billion as declines in the equity and credit markets and interest rates increased the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance
Company ("LNL")	$250	$-	NM	$550	$275	100%
Delaware Investments (1)	-	-	NM	-	390	-100%
Other	7	1	NM	19	23	-17%
Loan Repayments and Interest from
Subsidiaries
Interest on inter-company notes	31	27	15%	93	71	31%
	$288	$28	NM	$662	$759	-13%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$-	$-	NM	$-	$368	-100%
Lincoln UK sale proceeds	-	-	NM	-	18	-100%
Increase (decrease) in commercial paper,
net	-	-	NM	(100)	-	NM
Net capital received from (paid for taxes
on) stock option exercises and restricted
stock	-	-	NM	(1)	-	NM
	$-	$-	NM	$(101)	$386	NM

(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.

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

Subsidiaries’ Statutory Reserving and Surplus

For discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with certain UL products and other products with secondary guarantees on our insurance subsidiaries, see “Results of Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Nine Months Ended September 30, 2011
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper (2)	$100	$-	$-	$-	$(100)	$-
Current maturities of long-term debt (3)	250	-	-	-	300	550
Other short-term debt (4)	1	-	(1)	-	-	-
Total short-term debt	$351	$-	$(1)	$-	$200	$550

Long-Term Debt
Senior notes	$3,464	$300	$-	$222	$(299)	$3,687
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of
Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,485	-	(275)	-	1	1,211
Total long-term debt	$5,399	$300	$(275)	$222	$(298)	$5,348

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	During the nine months ended September 30, 2011, we had an average of $47 million outstanding, a maximum amount outstanding of $103 million at any time and a weighted average interest rate of 0.27%.
(3)	Consisted of a $250 million 6.20% fixed rate senior note and a $300 million 5.65% fixed rate senior note that both mature in less than one year.
(4)	Consisted of advances from the FHLBI with a maturity of less than one year when made. We repaid these advances effective September 8, 2011.

On June 24, 2011, we completed the issuance and sale of $300 million aggregate principal amount of our 4.85% senior notes due 2021.  We used the net proceeds from this offering primarily to redeem $275 million aggregate principal amount of our 6.75% capital securities due 2066 on July 7, 2011, and recorded a loss of $5 million, after-tax, on the early extinguishment of debt.

Within the next two years, we have a $250 million 6.20% fixed rate senior note maturing on December 15, 2011, a $300 million 5.65% fixed rate senior note maturing on August 27, 2012, and a $200 million floating rate senior note maturing on July 18, 2013.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of September 30, 2011, the holding company had approximately $800 million in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as discussed below, it had a $51 million payable under the inter-company cash management program.

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

Details underlying our credit facilities with a group of domestic and foreign banks (in millions) were as follows:

		As of September 30, 2011
	Expiration	Maximum	Borrowings	LOCs
	Date	Available	Outstanding	Issued
Credit Facilities
Credit facility with the FHLBI (1)	N/A	$850	$850	N/A
Four-year revolving credit facility	Jun-2015	2,000	-	210
LOC facility	Mar-2023	828	-	828
LOC facility	Aug-2031	428	-	428
Total		$4,106	$850	$1,466

(1)
We are allowed to borrow up to 20 times the amount of our common stock investment in the FHLBI.  All borrowings from the FHLBI are required to be secured by certain investments owned by LNL.  Our borrowing capacity under this credit facility does not have an expiration date and continues while our investment in the FHLBI common stock remains outstanding as long as LNL maintains a satisfactory level of creditworthiness and does not incur a material adverse change in its financial, business, regulatory or other areas that would materially affect its operations and viability.  As of September 30, 2011, we had a $250 million floating-rate term loan outstanding under the facility (classified within long-term debt on our Consolidated Balance Sheets) due June 20, 2017, which may be prepaid on four specified reset dates.  We also borrowed $100 million under the facility at a rate of 0.28% that is due May 16, 2012, and $500 million under the facility at a rate of 0.27% that is due November 28, 2011 (both of which are classified within payables for collateral on investments on our Consolidated Balance Sheets).

Effective as of June 10, 2011, we entered into a credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for any combination of issuance of LOCs and borrowing of up to $2.0 billion; however, only $1.0 billion of the borrowing is available to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 10, 2015.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of the agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Results of Insurance Solutions – Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of September 30, 2011, we were in compliance with all such covenants.

This credit facility replaced our existing four-year credit facility dated as of June 9, 2010, and set to expire June 9, 2014, and the commitments under the existing credit facility have been terminated.  Our 364-day credit facility expired June 8, 2011, prior to entering into the new credit agreement.

On August 26, 2011, one of our wholly-owned subsidiaries entered into a credit facility agreement with a third-party lender.  Under the agreement, the lender issued an irrevocable LOC effective August 26, 2011, with a maximum scheduled LOC amount of up to approximately $520 million.  The LOC supports an inter-company reinsurance agreement and expires August 26, 2031.  The credit facility agreement contains customary terms and conditions, including covenants restricting the ability of the subsidiary to incur liens, merge or consolidate with another entity and dispose of all or substantially all of its assets.  Further, the credit facility agreement contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility agreement provides that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of September 30, 2011, we were in compliance with all such covenants.

On April 28, 2011, certain of our wholly-owned subsidiaries amended and restated the reimbursement agreement (the “reimbursement agreement”) entered into on December 31, 2009, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective April 1, 2011, with a maximum scheduled LOC amount of up to approximately $925 million.  The LOC supports an inter-company reinsurance agreement and expires March 31, 2023.  The reimbursement agreement contains customary terms and conditions, including covenants restricting the ability of those subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Further, the reimbursement agreement contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the reimbursement agreement provides that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of September 30, 2011, we were in compliance with all such covenants.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2010 Form 10-K for additional information on our credit facilities.

If current debt ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of September 30, 2011.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2010 Form 10-K for more information.  See “Part I – Item 1. Business – Ratings” in our 2010 Form 10-K for additional information on our current bond ratings.

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

The holding company did not borrow from the cash management program during the third quarter of 2011.  There was no balance as of September 30, 2011.  In addition, the holding company had an outstanding payable of $51 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of September 30, 2011.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of September 30, 2011, our insurance subsidiaries had securities with a carrying value of $198 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Common dividends to stockholders	$15	$3	NM	$47	$9	NM
Repurchase and cancellation of common
stock warrants	-	48	-100%	-	48	-100%
Repurchase of common stock	150	-	NM	375	-	NM
Total cash returned to stockholders	$165	$51	224%	$422	$57	NM

Number of shares issued	-	-	NM	-	14.138	-100%
Average price per share	$-	$-	NM	$-	$26.09	-100%

Number of shares repurchased	6.713	-	NM	14.276	-	NM
Average price per share	$22.36	$-	NM	$26.29	$-	NM

Note:  Average price per share is calculated using whole dollars instead of dollars rounded to millions.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Debt service (interest paid)	$62	$69	-10%	$204	$199	3%
Capital contribution to subsidiaries	-	8	-100%	16	25	-36%
Total	$62	$77	-19%	$220	$224	-2%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2010 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

Recent Accounting Pronouncements

See Note 2 for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  The exposures of financial instruments to market risks, and the related risk management process, are most important to our Retirement Solutions and Insurance Solutions businesses, where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates; fluctuations in currency exchange rates; or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Item 1. Financial Statements,” as well as “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).”

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

The following summarizes solely a hypothetical significant unfavorable stress scenario to earnings if new money rates, currently averaging approximately 125 to 150 basis points below our portfolio yields, remain in place through 2013 to illustrate the sensitivity to our earnings if such a scenario were to happen:

•
Life Insurance – The stress on earnings has been mitigated by proactive strategies to lock in long-dated and high-yielding assets to manage this risk.  We executed on strategies which allowed us to effectively pre-buy assets in anticipation of future flows and maturing securities.  We have also taken actions on crediting rates.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $0 to $5 million during the remainder of 2011, $15 million to $20 million during 2012 and $35 million to $40 million during 2013.  Our deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred front-end loads (“DFEL”) methodology assumes that new money rates grade from current levels to a long-term yield assumption over time.  During the third quarter of 2010, we lowered our long-term new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  The result was a drop in the current new money investment rate followed by a gradual annual recovery over eight years to a rate of 6.31%, 54 basis points below our previous ultimate long-term assumption of 6.85%.  During the third quarter of 2011, we lowered our initial new money investment yield assumption to reflect the current environment.  As a result, we recorded an unfavorable prospective unlocking of $114 million, after tax, as discussed in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” and “Results of Insurance Solutions – Life Insurance” in the MD&A.

•
Retirement Solutions – The earnings drag from spread compression is modest and largely concentrated in our Defined Contribution segment, which is a function of this segment having higher guaranteed crediting rates and recurring premiums.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $0 to $5 million during the remainder of 2011, $15 million to $20 million during 2012 and $20 million to $25 million during 2013.  Since we currently have the ability to manage spread compression through crediting rate actions, our Annuities segment is not currently sensitive to spread compression so there is very little effect estimated.  The risk for our Annuities segment is sensitivity to sharp rising rates and we manage this risk by selling market value adjusted product and through purchase of derivative protection.

•
Group Protection – We reviewed the discount rate assumptions associated with our long-term disability claim reserves and life waiver claim incurrals during the third quarter of 2011, which resulted in no change to the discount rate.  Spread compression would unfavorably affect annualized earnings by up to $5 million during 2012 and $7 million during 2013.

•
Other Operations – We may also be affected by sensitivity to our exposures in our institutional pension and disability run-off blocks of business that are sensitive to interest rates and could contribute to an effect.

We believe that applying this same hypothetical scenario to statutory earnings would produce similar percentage changes to earnings effects to those disclosed above.

In isolation, we believe the effects to our balance sheet from sustained low interest rates under this scenario would be modest assuming no changes to our long-term yield assumption and also excluding the effects of the new DAC methodology discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – New DAC Methodology.”  With regard to our goodwill balance, low interest rates generally support a lower discount rate and therefore a higher goodwill implied fair value.

The estimates above are based upon a hypothetical scenario and are only representative of the effects of new money rates remaining in place through 2013 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital markets.  In addition, the scenario only illustrated the effect to spreads and certain unlocking and reserve changes.  Minimum guaranteed rates on annuity and universal life (“UL”) policies generally range from 0.6% to 5.0%.  Other potential effects of the scenario were not considered in the analysis.  See “Part II – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” herein for additional information on interest rates.

The following provides detail on the percentage differences between the September 30, 2011, interest rates being credited to contract holders based on the third quarter of 2011 declared rates and the respective minimum guaranteed policy rate (dollars in millions), broken out by contract holder account values reported within the Retirement Solutions and Insurance Solutions businesses:

	Account Values
			Insurance
	Retirement Solutions		Solutions -		%
		Defined	Life		Account
	Annuities	Contribution	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$6,055	$9,365	$25,463	$40,883	64.4%
Up to 0.10%	34	200	569	803	1.3%
0.11% to 0.20%	64	1	87	152	0.2%
0.21% to 0.30%	107	69	223	399	0.6%
0.31% to 0.40%	66	1	55	122	0.2%
0.41% to 0.50%	85	53	648	786	1.2%
0.51% to 0.60%	132	-	187	319	0.5%
0.61% to 0.70%	140	22	362	524	0.8%
0.71% to 0.80%	130	-	520	650	1.0%
0.81% to 0.90%	98	-	295	393	0.6%
0.91% to 1.00%	64	86	97	247	0.4%
1.01% to 1.50%	296	83	172	551	0.9%
1.51% to 2.00%	40	157	20	217	0.3%
2.01% to 2.50%	5	45	-	50	0.1%
2.51% to 3.00%	10	-	98	108	0.2%
3.01% and above	3	1	-	4	0.0%
Total discretionary rate setting products	7,329	10,083	28,796	46,208	72.7%
Other contracts (4)	14,046	3,312	-	17,358	27.3%
Total account values	$21,375	$13,395	$28,796	$63,566	100.0%

Percentage of discretionary rate setting product account
values at minimum guaranteed rates	82.6%	92.9%	88.4%	88.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates in excess of average minimum guaranteed rates for our Annuities, Defined Contribution and Life Insurance segments were 13 basis points, 6 basis points and 8 basis points, respectively.

(4)
Includes multi-year guarantee annuities, indexed annuities, modified guarantee annuities, single premium immediate annuities, dollar cost averaging contracts and indexed-based rate setting products for our Defined Contribution segment.  The average crediting rates in excess of average minimum guaranteed rates for indexed-based rate setting products within our Defined Contribution segment was 11 basis points, and 75% of account values were already at their minimum guaranteed rates.

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

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1131 as of September 30, 2011, were to decrease to 905 over six months after September 30, 2011, and remain at that level through the next six months or increase to 1355 over six months after September 30, 2011, and remain at that level through the next six months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 905 (1)	at 1355 (1)
Segment
Annuities	$(67)	$36
Defined Contribution	(7)	4

(1)
The baseline for these effects assumes an 8% to 9% annual equity market growth rate, depending on the block of business, beginning on October 1, 2011.  The baseline is then compared to scenarios of S&P 500 at the 905 and 1355 levels, which assume the index moves to those levels over six months, remains at those levels through the next six months and grows at 8% to 9% annually, depending on the block of business, thereafter.  The difference between the baseline and S&P 500 at the 905 and 1355 level scenarios is presented in the table.

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

We have derivative positions with counterparties.  Assuming zero recovery value, our exposure is the positive market value of the derivative positions with a counterparty, less collateral, that would be lost if the counterparty were to default.  As of September 30, 2011, and December 31, 2010, our counterparty risk exposure, net of collateral, was $110 million and $184 million, respectively.  As of September 30, 2011, we had exposure to 21 counterparties, with a maximum exposure of $58 million, net of collateral, to a single counterparty.  The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of Lincoln National Corporation drop below BBB-/Baa3 (S&P/Moody’s Investors Service).  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an ISDA Master Agreement.

Our fair value of counterparty exposure (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2011	2010
Rating
AAA	$2	$7
AA	22	26
A	85	146
BBB	1	5
Total	$110	$184

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors set forth below updates those set forth in Lincoln National Corporation and its majority-owned subsidiaries’ (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) Form 10-K for the year ended December 31, 2010.   You should carefully consider the risks described in our Form 10-K and those described below, as well as other information contained in the Form 10-K and this Form 10-Q, including our financial statements and the notes thereto, before making an investment decision.  The risks and uncertainties described in our Form 10-K and below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  If any of these risks actually occur, our business, financial condition and results of operations could be materially affected.  In that case, the value of our securities could decline substantially.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Concerns over the viability of the European Union and its ability to resolve the European debt crisis, the ability of the U.S. government to reign in the U.S. deficit, continued high unemployment and a stagnant real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These events may have an adverse effect on us given our credit and equity market exposure.  Our revenues are likely to decline in such circumstances and our profit margins could erode.  In addition, in the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses.  Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business.  In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected.  In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies.  Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.  Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.

Interest rate fluctuations and/or a sustained period of low interest rates could negatively affect our profitability.  Some of our products, principally fixed annuities, interest-sensitive whole life, UL and the fixed portion of VUL, have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts.  Spreads are an important component of our net income.  Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our businesses or results of operations.

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease and potentially become negative.

Our expectation for future spreads is an important component in the amortization of deferred acquisition costs (“DAC”) and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  If interests rates were to remain low over a sustained period of time, and based on recent pronouncements by the Federal Reserve Board that rates are likely to remain low at least through 2013, this would put additional pressure on our spreads, potentially resulting in unlocking of our DAC and VOBA assets, thereby reducing net income in the affected reporting period.  We would expect the effect to be most pronounced in our Life Insurance segment.  For additional information on interest rate risks, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations.  During periods of sustained lower interest rates, policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period.  Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Increases in market interest rates may also negatively affect our profitability.  In periods of rapidly increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive.  We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  Increases in interest rates may cause increased surrenders and withdrawals of insurance products.  In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns.  This process may lead to a flow of cash out of our businesses.  These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.  Furthermore, unanticipated increases in withdrawals and termination may cause us to unlock our DAC and VOBA assets, which reduce net income.  An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.  An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG 38”) clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees, commonly known as “AXXX.”  Virtually all of our newly issued term and the great majority of our newly issued UL insurance products are now affected by XXX and AG 38.  The application of both AG 38 and XXX involve numerous interpretations.  Recently, the Life Actuarial Task Force, an advisory group to the Life Insurance and Annuities (A) Committee of the National Association of Insurance Commissioners (“NAIC”) submitted a draft statement on the application of AG 38 (the “Statement”) to the Committee.  The Statement indicates that its release is the first phase of a multi-step deliberative process within the NAIC and is not intended as a final determination on the issue at this time.  In addition, after the NAIC process, any final Statement must also be approved by individual states insurance departments before it is effective.  Therefore, the final status of the Statement is currently unknown.  We believe that the Statement attempts to impose an interpretation of AG 38 that runs counter to long-standing and valid interpretations of AG 38, and do not expect it to be adopted in its current form.   In its current form, the Statement is ambiguous in defining the manner in which AXXX reserves should be calculated making its impact unclear.  However, any change to the method for calculating reserves may require us to significantly increase our statutory reserves for UL policies with secondary guarantees.  Further, changes in the method of calculating reserves may also impact the future profitability and sales of our UL insurance policies with secondary guarantees.

We have implemented reinsurance and capital management actions to mitigate the capital impact of XXX and AG 38, including the use of letters of credit to support the reinsurance provided by captive reinsurance subsidiaries.  Although formal details have not been provided, we anticipate the rating agencies may require a portion of these letters of credit to be included in our leverage calculations, which would pressure our leverage ratios and potentially our ratings.  Therefore, we cannot provide assurance that there will not be regulatory, rating agency or other challenges to the actions we have taken to date.  The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.

We also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of XXX or AG 38 on future sales of term and UL insurance products.  If we are unable to continue to implement those actions, we may have lower returns on such products sold than we currently anticipate or reduce our sales of these products.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as identified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”).  From time to time, we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

For example, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs that insurance companies may capitalize and amortize over the life of the business.  ASU 2010-26 significantly reduces the amount of acquisition cost that we will be able to defer in connection with sales of our insurance products.  Although this will not affect the ultimate profitability of our products, we expect it could materially alter the pattern of our earnings.  In addition, the final guidance permits companies to apply the guidance retrospectively with a cumulative effect adjustment to the balance sheet.  This guidance is effective for fiscal years and interim periods beginning after January 1, 2012, and have elected to adopt the guidance retrospectively.  Therefore, all prior periods presented in the financials will be restated.  We currently estimate that retrospective adoption will result in a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2012, of approximately $950 million to $1.15 billion.  We expect the implementation of the guidance will result in a reduction of future net income.  For further information, see “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – DAC, VOBA, DSI and DFEL.”

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

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our insurance and retirement operations.  Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.

Our life insurance subsidiaries are currently being audited on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.  The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders.  In addition, our life insurance subsidiaries are the subject of multiple state Insurance Department inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property.  The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned under state laws, administrative penalties, and changes in the our procedures for the identification of unreported claims and handling of escheatable property.  We are not currently able to estimate the amount of benefits which may become payable as a result of any such unreported claims or the potential increase in the cost of implementing related changes in procedures.

Our information systems may experience interruptions or breaches in security.

Our information systems are critical to the operation of our business.  Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships.  While we employ a robust and tested information security program, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2011 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
7/1/11 - 7/31/11	612	$27.06	-	$890

8/1/11 - 8/31/11	6,720,249	22.37	6,712,700	740

9/1/11 - 9/30/11	839	20.18	-	740

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 9,000 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended September 30, 2011, there were 6,712,700 shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of September 30, 2011, our remaining security repurchase authorization was $740 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 20 to the consolidated financial statements of our 2010 Form 10-K are not included in our security repurchase.

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
Dated: November 3, 2011

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2011

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
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011, and  December 31, 2010; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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