Form 10-K
period 2011-12-31
LINCOLN NATIONAL CORP
filed 2012-02-23
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York
$3.00 Cumulative Convertible Preferred Stock, Series A	New York
6.75% Capital Securities	New York
Warrants, each to purchase one share of common stock	New York

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $8.8 billion.
As of February 17, 2012, 291,330,818 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 24, 2012, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2011, LNC had consolidated assets of $202.9 billion and consolidated stockholders’ equity of $14.2 billion.

We provide products and services and report results through four segments as follows:

Business Segments

Annuities
Retirement Plan Services (formerly known as the “Defined Contribution Segment”)
Life Insurance
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

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, defined contribution plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2011, LFD had approximately 560 internal and external wholesalers (including sales managers).  As of December 31, 2011, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,150 active producers who placed business with us within the last 12 months.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations in Note 22.  Assets, revenues and earnings attributable to foreign activities were not material in the periods presented.

Acquisitions and Dispositions

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of Newton County Loan & Savings, FSB (“NCLS”), a federally regulated savings bank located in Indiana.  We closed on our purchase of NCLS on January 15, 2009.  On July 25, 2011, NCLS submitted a voluntary plan of dissolution with the Officer of the Comptroller of the Currency (“OCC”).  The OCC approved NCLS’s voluntary dissolution effective November 30, 2011.

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

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware dated January 4, 2010, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements will have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $67 million in the event that all of the agreements with our subsidiaries are terminated.  The amount of the potential adjustment declines on a pro rata basis over the 10-year term of the advisory agreements.

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

On November 12, 2007, LFMC also entered into a stock purchase agreement with Greater Media, Inc., to sell all of the outstanding capital stock of LFMC of North Carolina, the owner and operator of radio stations WBT(AM), Charlotte, North Carolina; WBT-FM, Chester, South Carolina; and WLNK(FM), Charlotte, North Carolina.  This transaction closed on January 31, 2008, and LFMC received proceeds of $100 million.  More information on these LFMC transactions can be found in our Form 8-K filed on November 14, 2007.

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

BUSINESS SEGMENTS AND OTHER OPERATIONS

ANNUITIES

Overview

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering fixed (including indexed) and variable annuities.  The “fixed” and “variable” classifications describe whether we or the contract holders bear the investment risk of the assets supporting the contract.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

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

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more premium payments, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract or as requested.  Periodic payments can begin within 12 months after the premium is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity).  This retirement vehicle helps protect an individual from outliving his or her money.

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

The GDB features offered in 2011 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

In 2011, we offered product riders including the Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage Plus, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of 4% or 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage Plus provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  The Lincoln Lifetime IncomeSM Advantage Plus provides an additional benefit, which is a return of principal at the end of the seventh year if the customer has not taken any withdrawals.  Contract holders under Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage Plus are subject to restrictions on the allocation of their account value within the various investment choices.

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

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity and interest rate futures positions, interest rate and variance swaps, as well as equity-based options depending upon the risks underlying the guarantees.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2011, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate annuities with various payment options, including lifetime incomes.

Our traditional fixed-rate deferred annuity products include Lincoln ClassicSM (Single and Flexible Premium), Lincoln SelectSM, Lincoln Smart Course®, Lincoln MYGuaranteeSM Plus and Lincoln GrowSmartSM Fixed Annuity.

Our fixed indexed deferred annuity products include Lincoln OptiPoint®, Lincoln OptiChoiceSM and Lincoln New Directions®.  Our fixed indexed annuities allow the contract holder to elect an interest rate based on the performance of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”).  The indexed interest rate is guaranteed never to be less than zero.  Available with certain of our fixed indexed annuities, Lincoln Living IncomeSM Advantage and Lincoln Lifetime IncomeSM Edge provide the contract holder a guaranteed lifetime withdrawal benefit.  Withdrawals in excess of the free amount are assessed any applicable surrender charges, and the guaranteed withdrawal amount is recalculated.  We use derivatives to hedge the equity market risk associated with our fixed indexed annuity products.  For more information on our hedging program, see “Critical Accounting Policies and Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.

In addition to traditional fixed-rate immediate annuities, we offered the Lincoln SmartIncomeSM Inflation Annuity that provides lifetime income with annual adjustments to keep pace with inflation.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis.

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

Distribution

The Annuities segment distributes its individual fixed and variable annuity products through LFD.  LFD’s distribution channels give the Annuities segment access to its target markets.  LFD distributes the segment’s products to a large number of financial intermediaries, including LFN.  The financial intermediaries include wire/regional firms, independent financial planners, financial institutions and managing general agents.

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

RETIREMENT PLAN SERVICES

Overview

The Retirement Plan Services segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplaces.  While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (“IRA”) markets.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and other related services.

Defined contribution plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Retirement Plan Services primarily focuses on the Mid – Large market, which accounted for 45% of this segment’s total assets under management as of December 31, 2011.   In addition, Retirement Plan Services focuses on the small market 401(k) business, which accounted for 16% of this segment’s total assets under management as of December 31, 2011.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program, and Multi-Fund® variable annuity.

LINCOLN DIRECTORSM and Multi-Fund® products are variable annuities.  The LINCOLN ALLIANCE® program is mutual fund-based.  These offerings primarily cover the 403(b) and 401(k) marketplace.  The 403(b) plans are available to employees of educational institutions, not-for-profit healthcare organizations and certain other not-for-profit entities; and 401(k) plans are generally available to employees of for-profit entities.  The investment options for our annuities encompass the spectrum of asset classes with varying levels of risk and include both equity and fixed income.

LINCOLN DIRECTORSM group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $2 million in account values.  The LINCOLN DIRECTORSM product offers participants a broad array of investment options from several fund families and a fixed account.  The Retirement Plan Services segment earns revenue through asset charges, investment management fees, surrender charges and recordkeeping fees from this product.  We also receive fees from the underlying mutual funds companies for the services we provide, and we earn investment margins on assets in the fixed account.

The LINCOLN ALLIANCE® program is a defined contribution retirement plan solution aimed at mid to large employers, typically those that have defined contribution plans with $2 million or more in account value.  The target market is primarily for-profit corporations, educational institutions and healthcare providers.  The program bundles our traditional fixed annuity products with the employer’s choice of mutual funds, along with recordkeeping, plan compliance services and customized employee education services.  The program allows the use of any mutual fund.  We earn fees for our recordkeeping and educational services and the services we provide to mutual fund accounts.  We also earn investment margins on fixed annuities.

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

Distribution

Retirement Plan Services products are primarily distributed by LFD.  Wholesalers and managers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  During 2011, LFD expanded its distribution of the segment’s products by increasing wholesalers and managers from 49 to 55, increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund® program is sold primarily by affiliated advisors.  The LINCOLN ALLIANCE® program is sold primarily through consultants and affiliated advisors.  LINCOLN DIRECTORSM group variable annuity is sold in the small marketplace by intermediaries, including financial advisors, TPAs, planners and wirehouses.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products.  As stated above, we compete in the small, mid and large markets.  We compete with numerous other financial services companies.  The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates, client service and client compliance and fiduciary services.  During the fourth quarter of 2011, we began to put new clients on our enhanced recordkeeping platform.  We believe the new platform will allow us to compete more effectively in the retirement plan marketplace.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients through the manufacturing of life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs) and both single and survivorship versions of UL and VUL, including COLI and BOLI products.

The segment generally has higher sales in the second half of the year than in the first half of the year.  Approximately 45%, 44% and 44% of total sales were in the first half of 2011, 2010 and 2009, respectively.

Mortality margins, morbidity margins (for linked-benefit products), investment margins (through spreads or fees), expense margins (expense charges assessed to the contract holder less expenses incurred to manage the business) and surrender fees drive life insurance profits.  Mortality margins, morbidity margins, and some expense assessments are a function of the rates priced into the product and level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Similar to the annuity product classifications described above, life products can be classified as “fixed” (which includes indexed) or “variable” contracts.  This classification describes whether we or the contract holders bear the investment risk of the assets supporting the policy.  This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

Products

We offer four categories of life insurance products consisting of:

Interest-Sensitive Life Insurance

Interest-sensitive life insurance products provide life insurance with account values that earn rates of return based on company-declared interest rates.  Contract holder account values are invested in our general account investment portfolio, so we bear the risk of investment performance.  Some of our UL contracts include secondary guarantees, which are explained more fully below.

In a UL contract, contract holders typically have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period.  Under certain contract holder options and market conditions, the death benefit amount may increase or decrease.  Premiums received on a UL product, net of expense loads and charges, are added to the contract holder’s account value.  The client has access to their account value (or a portion thereof), less surrender charges and policy loan payoffs, through contractual liquidity features such as loans, partial withdrawals and full surrenders.  Loans and withdrawals reduce the death benefit amount payable and are limited to certain contractual maximums (some of which are required under state law), and interest is charged on all loans.  Our UL contracts assess surrender charges against the policies’ account values for full or partial surrenders that occur during the contractual surrender charge period.  Depending on the product selected, surrender charge periods can range from 0 to 20 years.

We also offer a fixed indexed UL product that functions similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account value earn interest credits based on the performance of the S&P 500.

As mentioned previously, we offer survivorship versions of our individual UL products.  These products insure two lives with a single policy and pay death benefits upon the second death.

Sales results are influenced by the series of UL products with secondary guarantees.  A UL policy with a secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, cost of insurance (“COI”) charges and credited interest.  The assumptions for the secondary guarantee requirement are listed in the contract.  As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

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

Linked-Benefit Life Products

Linked-benefit life products combine UL with long-term care insurance through the use of riders.  The first rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need.  The second rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully depleted for the purposes of long-term care.  The policy also provides a reduced death benefit to the contract holder’s beneficiary if the contract holder accelerates the death benefit as long-term care benefits during his or her life.

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

Distribution

The Life Insurance segment’s products are sold through LFD.  LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels:  wire/regional firms; independent planner firms (including LFN); financial institutions; and managing general agents/independent marketing organizations.  LFD distributes COLI and BOLI products and services to small- to mid-sized banks and mid- to large-sized corporations, primarily through 14 intermediaries who specialize in one or both of these markets and who are serviced through a network of internal and external LFD sales professionals.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  As of the end of 2010, the latest year for which data is available, there were 917 life insurance companies in the U.S. and U.S. territories, according to the American Council of Life Insurers.

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $250,000 of financial assets.  For those individual policies we sold in 2011, the average face amount (excluding MoneyGuard® products) was approximately $1 million and average first year premiums paid were approximately $40,000.  The Life Insurance segment competes primarily on product design and customer service.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, management tracks the turnaround time and quality for various client services such as processing of applications.  Additional competitive factors relevant to the Life Insurance segment include product breadth, speed to market, underwriting and risk management, financial strength ratings and extent of distribution network.

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

Claims Administration

Claims services are delivered to customers from the Greensboro, North Carolina and Concord, New Hampshire offices.  Claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner.  Claims meeting certain criteria are referred to senior claim examiners.  A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities.  A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claim examiners.  A special team of claims examiners, in conjunction with claims management, focus on more complex claims matters such as long-term care claims, claims incurred during the contestable period, beneficiary disputes, litigated claims and the few invalid claims that are encountered.

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

Group Accident Insurance

We offer employer-sponsored group accident insurance products for employees and their covered dependents.  This product is predominantly purchased on an employee-paid basis.  Accident insurance provides scheduled benefits for over 30 types of benefit triggers related to accidental causes, and it is available for non-occupational accidents exclusively or on a 24-hour coverage basis.

Group Critical Illness Insurance

We offer employer-sponsored group critical illness insurance to employees and their covered dependents.  This product is predominantly purchased on an employee-paid basis.  The coverage provides for lump sum payouts upon the occurrence of one of the specified critical illness benefit triggers covered within a critical illness insurance policy.   This product also includes Lincoln CareCompassSM, a package of benefits and services that assists employees and their family members in prevention, early detection and treatment of critical illness events.

Group Medical

We manage employer-sponsored benefits designed to supplement a company’s major medical plan by reimbursing executives and eligible dependents for health care expenses not covered by the basic plan.  Along with medical expense reimbursement, EXEC-U-CARE® plans include Accidental Death and Dismemberment coverage, EXEC-U-CARE CONCIERGE® health care assistance and TravelConnectSM travel assistance services.

Distribution

The segment’s products are marketed primarily through a national distribution system, including approximately 150 managers and marketing representatives.  The managers and marketing representatives develop business through employee benefit brokers, TPAs and other employee benefit firms.

Competition

The group protection marketplace is very competitive.  Principal competitive factors include particular product features, price, quality of customer service and claims management, technological capabilities and financial strength ratings.  In this market, the Group Protection segment competes with a limited number of major companies and selected other companies that focus on these products.

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

Claims Administration

Claims for the Group Protection segment are managed by a staff of experienced in-house claim specialists and outsourced third-party resources. Claims are evaluated for eligibility and payment of benefits pursuant to the group insurance contract and in compliance with federal and state regulations.  Prompt decisions, accurate benefit payment and fair claims handling are paramount to customer satisfaction with claim services.  Disability claims management is especially important to segment results, as results depend on both the incidence and the length of approved disability claims.  The segment employs a variety of clinical experts, including internal and external medical professionals and rehabilitation specialists, to evaluate medically supported functional capabilities, assess employability and develop return to work plans.  Dental claims management focuses on assisting plan administrators and members with the rising costs of insurance by utilizing tools to optimize dental claims payment accuracy through advanced claims review and validation, improved data analysis, enhanced clinical review of claims and provider utilization monitoring.

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts with assets under management of approximately $1.8 billion as of December 31, 2011; and debt.  We are actively managing our remaining radio station clusters to maximize performance and future value.

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

We reinsure approximately 25% to 30% of the mortality risk on newly issued non-term life insurance contracts and approximately 30% to 35% of total mortality risk including term insurance contracts.  As of December 31, 2011, our policy for this program was to retain no more than $11 million on a single insured life issued on fixed, VUL and term life insurance contracts.  The retention per single insured life for COLI was less than $1 million.

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

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $6.5 billion as of December 31, 2011 and 2010, of which $2.8 billion and $3.0 billion for the respective periods were recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re.

We also utilize inter-company reinsurance agreements to manage our statutory capital position as well as our hedge program for variable annuity guarantees.  These inter-company agreements do not have an effect on our consolidated financial statements.

For more information regarding reinsurance, see “Reinsurance” in the MD&A and Note 9.  For risks involving reinsurance, see “Item 1A. Risk Factors – Operational Matters – We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.”

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

For risks related to reserves, see “Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

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

FINANCIAL STRENGTH RATINGS

The Nationally Recognized Statistical Ratings Organizations rate the financial strength of our principal insurance subsidiaries.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.  We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations.  There may be other rating agencies that also rate our insurance companies, which we do not disclose in our reports.

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P are characterized as follows:

•	A.M. Best – A++ to S
•	Fitch – AAA to C
•	Moody’s – Aaa to C
•	S&P – AAA to D

As of February 21, 2012, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
LNL	A+	A+	A2	AA-
	(2nd of 16)	(5th of 19)	(6th of 21)	(4th of 22)

Lincoln Life & Annuity Co. of New York ("LLANY")	A+	A+	A2	AA-
	(2nd of 16)	(5th of 19)	(6th of 21)	(4th of 22)

First Penn-Pacific Life Insurance Co. ("FPP")	A+	A+	A2	A-
	(2nd of 16)	(5th of 19)	(6th of 21)	(7th of 22)

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings.  Ratings are not recommendations to buy our securities.

All ratings are on outlook stable, except Moody's ratings, which are on outlook positive.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries can maintain these ratings.  Each rating should be evaluated independently of any other rating.

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2011, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this period.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.  Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

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

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2011 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

As of December 31, 2011, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’

general accounts; and an inability to finance life reserves including the issuing of letters of credit supporting captive reinsurance structures.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

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

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed by the President in July 2010.  This wide-ranging legislation requires substantial reform of the financial services industry and financial products.  The Dodd-Frank Act requires significant rulemaking across numerous federal agencies, a process that began in the second half of 2010, but is proceeding slower than anticipated.  Consequently, we are unable to predict at this time the manner or the extent to which financial markets in general, or our business, financial condition and results of operations, may be affected following its full implementation.

For instance, the Dodd-Frank Act mandates a new regulatory framework for derivatives transactions, which we use to mitigate many types of risk in our business. The new regulations will require clearing and centralized execution for many derivatives transactions that are currently conducted over-the-counter.  This transition will result in significant costs for all substantial market participants.  New margin requirements for cleared and uncleared transactions will likely require the posting of higher margin levels for our derivatives activities and also may narrowly restrict the range of eligible collateral.  This may require us to hold more of our assets in cash and cash equivalents that generate lower yields than other investments.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  Although the current draft regulatory plan contemplates a phasing-in of these new requirements, the risks of market disruption cannot be eliminated, and the attendant consequences cannot be estimated.  Finally, although the draft rule defining the term “swap” contains an exclusion for insurance products, it is not yet final or sufficiently clear to be certain that all life insurance and annuity products will be excluded.  If some insurance and annuity products are characterized as swaps, this will carry additional burdensome regulation.  In the face of this continuing uncertainty, it is premature to determine the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products.

Another area of concern related to the Dodd-Frank Act is the possible impact of the Volcker Rule on non-bank financial market participants.  Restrictive implementation of the Volcker Rule’s proprietary trading provisions could potentially inhibit legitimate market-making activities and impair overall liquidity in the marketplace to the detriment of investors such as life insurers.  Because the Volcker rulemaking is still in progress, we are unable to predict its ultimate impact on our business.

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

Additional provisions of the Dodd-Frank Act include, among other things, the creation of a new Federal Insurance Office within the U.S. Department of the Treasury to gather information regarding the insurance industry; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to certain corporate governance rules.  The SEC has postponed rule-making on a number of these provisions through 2012.  Given the state of the rulemaking and implementation process, the ultimate impact on our business is undeterminable at this time.

Department of Labor Regulation

In October 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  If finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services.  This proposal has generated substantial public comment and as a result, it is likely that any final regulation will be different from the proposal.  On September 19, 2011, the DOL announced that it would re-

propose the regulation in early 2012.  The exact nature of any re-proposed regulation, the extent of any substantive changes from the originally proposed regulation and any potential effect on our businesses is undeterminable as this time.

Federal Tax Legislation

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was enacted.  Individual taxpayers are the principal beneficiaries of JGTRRA, which accelerated certain of the income tax rate reductions enacted originally under the Economic Growth and Tax Relief Reconciliation Act of 2001 ( “EGTRRA”), as well as reduced the long-term capital gains and dividend tax rates to 15%.  On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2006 (“TIPRA”) was signed into law.  TIPRA extended the lower capital gains and dividends rates through the end of 2010.  EGTRRA also included provisions that eliminated the estate tax for a single year in 2010, while also replacing the step-up in basis rule applicable to property held in a decedent’s estate with a modified carryover basis rule.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 extended for two years through 2012 all of the lower individual tax rates and set the estate tax rate at 35% with a personal exemption of $5 million.  Should these provisions not be extended beyond 2012, the higher marginal tax rates on individuals could have a positive impact upon the sale of insurance and annuity products.

On February 13, 2012, the Obama Administration submitted to Congress its fiscal year 2013 budget proposal.  Included therein are policy and tax recommendations that could have an effect upon our company and our products.  All of these recommendations were proposed in last year’s budget submission to Congress.  Included among the various proposed policy recommendations are modifications to the dividends received deduction for life insurance company separate accounts.  If these proposed changes were enacted into law or, if applicable, changed administratively through the tax regulation process, they could have an adverse effect upon the Company’s profitability.  The budget also proposes changes to the tax laws that would affect purchasers of products offered and sold through our various business lines, including such items as expanding the pro-rata disallowance for COLI, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start-up costs.  Some of these proposed changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Congressional Budget process.  Any changes to the tax law will require legislation, which may or may not incorporate provisions found in the budget proposal, to move through both houses of Congress before being signed into law by the President.

Health Care Reform Legislation

In March 2010, the President signed into law the Patient Protection and Affordable Care Act which was subsequently amended by the Health Care and Education Reconciliation Act.  This legislation, as well as subsequent state and federal laws and regulations, includes provisions that provide for additional taxes to help finance the cost of these reforms, and substantive changes and additions to health care and related laws, which could potentially impact some of our lines of businesses.

Patriot Act

The USA PATRIOT Act of 2001 includes anti-money laundering and financial transparency laws as well as various regulations applicable to broker-dealers and other financial services companies, including insurance companies.  Financial institutions are required to collect information regarding the identity of their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions.  As a result, we are required to maintain certain internal compliance practices, procedures and controls.

ERISA Considerations

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

Broker-Dealer and Securities Regulation

In addition to being registered under the Securities Act of 1933, some of our separate accounts as well as mutual funds that we sponsor are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia.  We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the Financial Industry Regulation Authority’s (“FINRA”) net capital rules.  In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940.  Agents and employees registered or associated with any of our broker-dealer subsidiaries are subject to the Exchange Act and to examination requirements and regulation by the SEC, FINRA and state securities commissioners.  Regulation also extends to various LNC entities that employ or control those individuals.  The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

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

Intellectual Property

We rely on a combination of copyright, trademark, patent and trade secret laws to establish and protect our intellectual property.  We have implemented a patent strategy designed to protect innovative aspects of our products and processes which we believe distinguish us from competitors.  We currently own several issued U.S. patents and have additional patent applications pending in the U.S. Patent and Trademark Office.

We regard our patents as valuable assets and intend to vigorously protect them against infringement.  However, complex legal and factual determinations and changes in patent law make protection uncertain, and while we believe our patents provide us with a competitive advantage, we cannot be certain that patents will be issued from any of our pending patent applications or that any issued patents will have sufficient breadth to offer meaningful protection.  In addition, our issued patents may be successfully challenged, invalidated, circumvented or found unenforceable so that our patent rights would not create an effective competitive barrier.

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

EMPLOYEES

As of December 31, 2011, we had a total of 8,564 employees.  In addition, we had a total of 1,159 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

Legislative, Regulatory and Tax

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions of certain transactions between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	The licensing status of the company;
•	Certain required methods of accounting;
•	Reserves for unearned premiums, losses and other purposes; and
•
Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2011, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

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

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry.   On July 21, 2010, President Obama signed into law the Dodd-Frank Act, a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Dodd-Frank Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; the imposition of capital and leverage requirements on bank and savings and loan holding companies; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed potentially by rulemaking; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.  The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government.  Although the rulemaking process began in the second half of 2010, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment.  Consequently, the ultimate impact of these provisions on our businesses (including product offerings), results of operations, liquidity or capital resources is currently indeterminable.

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

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”), commonly known as “AXXX,” clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are now affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  In the fourth quarter of 2011, the Life Actuarial Task Force, an advisory group to the Life Insurance and Annuities (A) Committee of the NAIC, submitted a draft statement on the application of AG38 (the “Statement”) to the Committee.  The NAIC’s Executive Committee set up a joint working group (the “Joint Working Group”) comprised of members of the Life Insurance and Annuities (A) Committee and the Financial Condition (E) Committee to review the Statement and the current application of AG38 to determine whether new interim guidelines should be developed for the products within the scope of AG38.  The Joint Working Group has developed a draft framework that proposes to evaluate in-force reserves based on an asset adequacy analysis incorporating moderately adverse scenarios.  New business written after a certain date, yet to be specified, would be reserved using a formulaic approach consistent with the Statement, as modified or clarified by the NAIC.  Any interim guidelines would be in place only until principles-based reserving is implemented.  Because the draft framework contains many open issues, we cannot predict its impact on our statutory reserves.  However, a change to the method for calculating reserves may require us to significantly increase our statutory reserves for UL policies with secondary guarantees.  Further, changes in the method of calculating reserves may also impact the future profitability and sales of our UL insurance policies with secondary guarantees.

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

We also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to implement those actions, we may have lower returns on such products sold than we currently anticipate and/or reduce our sales of these products.

Changes in U.S. federal income tax law could increase our tax costs and make the products that we sell less desirable.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income.  For example, on February 14, 2011, the Obama Administration released its fiscal year 2012 budget proposal including proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  If enacted into law, the statutory changes contemplated by the Administration’s revenue proposals would, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividend received deduction.  The dividend received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2011, included a separate account dividend received deduction benefit of $112 million.  In addition, the proposals would affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.  If proposals of this type were enacted, our sale of COLI, variable annuities and variable life products could be adversely affected and our actual tax expense could increase, reducing earnings.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our insurance and retirement operations.  Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.  See Note 13 for a description of legal and regulatory proceedings and actions.  These actions include ongoing audits on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are prepared in accordance with GAAP as identified in the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”).  From time to time, we are required to adopt new or revised accounting standards or guidance that are incorporated into the FASB ASC.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

For example, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs that insurance companies may capitalize and amortize over the life of the business.  ASU 2010-26 significantly reduces the amount of acquisition cost that we will be able to defer in connection with sales of our insurance products.  Although this will not affect the ultimate profitability of our products, we expect it could materially alter the pattern of our earnings.  For further information, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – DAC, VOBA, DSI and DFEL – New DAC Methodology.”

In addition, the FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as GAAP and International Financial Reporting Standards (“IFRS”) attempt to converge, including how we account for our insurance contracts and financial instruments and how our financial statements are presented.  Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system.  The accounting changes being proposed by the FASB may result in a complete change to how we account for and report significant areas of our business, such as insurance contracts and deferred acquisition costs (“DAC”).  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.  The changes to GAAP and potential incorporation of IFRS into the U.S. financial reporting system will impose special demands on issuers in the areas of governance, employee training, internal controls, contract fulfillment and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc.

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

Market Conditions

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2011, 85% of our annuities business, 93% of our retirement plan services business and 92% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal Reserve Board recently announced that it will keep rates low until at least late 2014.  If interest rates were to remain low over a sustained period of time, this will put additional pressure on our spreads, potentially resulting in unlocking of our DAC and VOBA assets, thereby reducing net income in the affected reporting period.  We would expect the effect to be most pronounced in our Life Insurance segment.  For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations.  During periods of sustained lower interest rates, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period.  Accordingly, declining interest rates may materially affect our results of operations, financial position and cash flows and significantly reduce our profitability.

Increases in market interest rates may also negatively affect our profitability.  In periods of rapidly increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive.  We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  Increases in interest rates may cause increased surrenders and withdrawals of insurance products.  In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns.  This process may lead to a flow of cash out of our businesses.  These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.  Furthermore, unanticipated increases in withdrawals and termination may cause us to unlock our DAC and VOBA assets, which would reduce net income.  An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.  An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

Because the equity markets and other factors impact the profitability and expected profitability of many of our products, changes in equity markets and other factors may significantly affect our business and profitability.

The fee revenue that we earn on equity-based variable annuities and VUL insurance policies is based primarily upon account values.  Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee revenue.  Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  If we were to have unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2011, we would have recorded a favorable prospective unlocking of approximately $175 million, pre-tax, for our Annuities segment, approximately $20 million, pre-tax for our Retirement Plan Services segment and approximately $15 million, pre-tax, for our Life Insurance segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

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

Both the level of expected payments and expected total assessments used in calculating the reserves not carried at fair value are affected by the equity markets.  The liabilities related to fair value are impacted by changes in equity markets, interest rates and volatility.  Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the reserves calculated using fair value.  Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the reserves calculated using fair value.

Increases in reserves would result in a charge to our earnings in the quarter in which the increase occurs.  Therefore, we maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits.  However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, a strategic decision to under- or over-hedge in reaction to extreme market conditions or inconsistencies between economic and statutory reserving guidelines and divergence between the performance of the underlying funds and hedging indices.  For example, for the years ended December 31, 2011, 2010 and 2009, we experienced a breakage on our variable annuity net derivatives results of  $(106) million, $(27) million and $103 million, respectively, pre-tax and before the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.  Breakage is defined as the difference between the change in the value of the liabilities, excluding the amount related to the non-performance risk component, and the change in the fair value of the derivatives.  Breakage can be positive or negative.  The non-performance risk factor is required under the Fair Value Measurements and Disclosures Topic of the FASB ASC, which requires us to consider our own credit standing, which is not hedged, in the valuation of certain of these liabilities.  A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income.  Conversely, an increase in our own credit spread could cause the value of these liabilities to decrease, resulting in an increase to net income.

In addition, we remain liable for the guaranteed benefits in the event that derivative counterparties are unable or unwilling to pay, and we are also subject to the risk that the cost of hedging these guaranteed benefits increases, resulting in a reduction to net income.  These, individually or collectively, may have a material adverse effect on net income, financial condition or liquidity.

Liquidity and Capital Position

Adverse capital and credit market conditions may affect our ability to meet liquidity needs, access to capital and cost of capital.

We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock, to maintain our securities lending activities and to replace certain maturing liabilities.  Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  When considering our liquidity and capital position, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company.

For our insurance and other subsidiaries, the principal sources of liquidity are insurance premiums and fees, annuity considerations and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.

In the event that current resources do not satisfy our needs, we may have to seek additional financing.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn.  Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.  See “Item 7. MD&A – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flows” for a description of our credit ratings.  Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

Changes in, or reinterpretations of, these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.  Requiring our insurance subsidiaries to hold additional reserves has the potential to constrain their ability to pay dividends to the holding company.  See “Legislative, Regulatory and Tax – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” above for additional information on potential changes in these laws.

The earnings of our insurance subsidiaries impact contract holders’ surplus.  Lower earnings constrain the growth in our insurance subsidiaries’ capital, and therefore, can constrain the payment of dividends and advances or repayment of funds to us.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as AG38 and principles-based reserving, our inability to secure capital market solutions to provide reserve relief, such as issuing letters of credit to support captive reinsurance structures, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  Most of these factors are outside of our control.  Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.  In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase at a rate greater than the rate of change of the markets.  Increases in reserves reduce the statutory surplus used in calculating our RBC ratios.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.  Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.  For more information on risks regarding our ratings, see “Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” below.

Assumptions and Estimates

Our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate.

We establish and carry, as a liability, reserves based on estimates of how much we will need to pay for future benefits and claims.  For our insurance products, we calculate these reserves based on many assumptions and estimates, including, but not limited to, estimated premiums we will receive over the assumed life of the policies, the timing of the events covered by the insurance policies, the lapse rate of the policies, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive.

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

The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain.  Accordingly, we cannot determine with precision the ultimate amount or the timing of the payment of actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims.  If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims.  Increases in reserves have a negative effect on income from operations in the quarter incurred.

If our businesses do not perform well and/or their estimated fair values decline or the price of our common stock does not increase, we may be required to recognize an impairment of our goodwill or to establish a valuation allowance against the deferred income tax asset, which could have a material adverse effect on our results of operations and financial condition.

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  As of December 31, 2011, we had a total of $2.3 billion of goodwill on our Consolidated Balance Sheets, of which $1.5 billion related to our Life Insurance segment and $440 million related to our Annuities segment.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, merger and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  As of December 31, 2011, we recorded a goodwill impairment of $747 million, primarily related to our Life Insurance segment.  Subsequent reviews of goodwill could result in impairment of goodwill, and such write downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.  For more information on goodwill, see Note 10 and “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2011, we had a deferred tax asset of $2.5 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial position.

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

We regularly review our available-for-sale (“AFS”) securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other-than-temporary impairment (“OTTI”) has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude than an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Income.  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.  Net OTTI recognized in net income (loss) was $118 million, $152 million and $392 million, pre-tax, for the years ended December 31, 2011, 2010 and 2009, respectively.  The portion of OTTI recognized in OCI for the years ended December 31, 2011 and 2010, was $47 million and $88 million, pre-tax, respectively.

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

During periods of market disruption, including periods of significantly increasing/decreasing or high/low interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable.  There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment.  In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment.  As such, valuations may include inputs and assumptions that are less observable or require greater estimation, as well as valuation methods which are more sophisticated or require greater estimation, thereby resulting in values which may be less than the value at which the investments may be ultimately sold.  Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly.  Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Operational Matters

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2011, we ceded $331.7 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2011, we had $6.5 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $2.8 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.2 billion as of December 31, 2011.  Furthermore, approximately $1.0 billion of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

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

Our information systems are critical to the operation of our business.  We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about our customers in the ordinary course of our business. Our business therefore depends on our customers’ willingness to entrust us with their personal information. Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships.  While we employ a robust and tested information security program, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

Covenants and Ratings

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

All of our ratings and ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain these ratings.  See “Item 1. Business – Financial Strength Ratings” and "Item 7. MD&A – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flows”  for a description of our ratings.

We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.

As of December 31, 2011, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

The ACSM would generally require us to use commercially reasonable efforts to satisfy our obligation to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed, and, in the case of test 2 above, until our adjusted stockholders’ equity amount increased or declined by less than 10% as compared to the adjusted stockholders’ equity at the end of the benchmark quarter for each interest payment date as to which interest payment restrictions were imposed by test 2 above.

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

Under certain indemnity reinsurance agreements, one of our insurance subsidiaries, LLANY, provides 100% indemnity reinsurance for the business assumed, however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2011, we held statutory reserves of $3.1 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide letters of credit at least equal to the relevant statutory reserves.  Under the largest indemnity reinsurance arrangement, we held $2.1 billion of statutory reserves as of December 31, 2011.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other arrangements, by which we established approximately $875 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2011, LLANY’s RBC ratio exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

If the cedent recaptured the business, LLANY would be required to release reserves and transfer assets to the cedent.  Such a recapture could adversely impact our future profits.  Alternatively, if LLANY established a security trust for the cedent, the ability to transfer assets out of the trust could be severely restricted, thus negatively impacting our liquidity.

Investments

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 21% of the carrying value of our total cash and invested assets as of December 31, 2011.

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

Our mortgage loans face default risk and are principally collateralized by commercial properties.  The performance of our mortgage loan investments may fluctuate in the future.  In addition, some of our mortgage loan investments have balloon payment maturities.  An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.

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

Our principal investments are in fixed maturity and equity securities, mortgage loans on real estate, policy loans, short-term investments, derivative instruments, limited partnerships and other invested assets.  The carrying value of such investments is as follows:

•
Fixed maturity and equity securities are classified as AFS, except for those designated as trading securities, and are reported at their estimated fair value.  The difference between the estimated fair value and amortized cost of AFS securities (i.e., unrealized investment gains and losses) is recorded as a separate component of OCI, net of adjustments to DAC, contract holder related amounts and deferred income taxes;

•
Fixed maturity and equity securities designated as trading securities are recorded at fair value with subsequent changes in fair value recognized in realized gain (loss).  However, in certain cases, the trading securities support reinsurance arrangements.   In those cases, offsetting the changes to fair value of the trading securities are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.  In other words, the investment results for the trading securities, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements.  These types of securities represent 60% of our trading securities;

•
Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value;

•	Also, mortgage loans on real estate are carried at unpaid principal balances, adjusted for any unamortized premiums or discounts and deferred fees or expenses, net of valuation allowances;
•	Policy loans are carried at unpaid principal balances;
•	Real estate joint ventures and other limited partnership interests are carried using the equity method of accounting; and
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

Competition

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2011, LNC and our subsidiaries owned or leased approximately 3.5 million square feet of office space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Group Protection segment.  An additional 1.3 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $42 million for 2011.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 17, 2012, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	62
President, Chief Executive Officer and Director (since July 2007).  President, Chief Operating Officer and Director (April 2006 - July 2007).  President and Chief Executive Officer, Jefferson-Pilot (2004 - April 2006).  President and Chief Operating Officer, Jefferson-Pilot (2001 - April 2006).

Lisa M. Buckingham	46
Executive Vice President, Chief Human Resources Officer (since March 2011) Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).  Senior Vice President, Global Talent, Thomson Reuters, a provider of information and services for businesses and professionals (April 2008 - November 2008).  Senior Vice President, Human Resources, Thomson Corporation (2002 - April 2008).

Charles C. Cornelio	52
President, Retirement Plan Services (since December 2009).  Executive Vice President, Chief Administrative Officer (November 2008 - December 2009).  Senior Vice President, Shared Services and Chief Information Officer (April 2006 - November 2008).  Executive Vice President, Technology and Insurance Services, Jefferson-Pilot (2004 - April 2006).  Senior Vice President, Jefferson-Pilot (1997 - 2004).

Robert W. Dineen	62
President, Lincoln Financial Network, and CEO, Lincoln Financial Advisors (2) (since 2002).  Senior Vice President, Managed Asset Group, Merrill Lynch & Co., a diversified financial services company (2001 - 2002).

Randal J. Freitag	49
Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).  Senior Vice President, Product Risk and Profitability and Actuary (2004 - 2007).

Wilford H. Fuller	41
President and CEO, Lincoln Financial Distributors (2) (since February 2009).  Head, Distribution, Global Wealth Management, Merrill Lynch & Co., a diversified financial services company (2007 - 2009).  Head, Distribution, Managed Solutions Group, Merrill Lynch & Co. (2005 - 2007).  National Sales Manager, Merrill Lynch & Co. (2000 - 2005).

Mark E. Konen	52
President, Insurance Solutions and Annuities (since July 2008 and February 2009 respectively).  President, Individual Markets (April 2006 - July 2008).  Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 - April 2006).  Executive Vice President, Product/Financial Management, Jefferson-Pilot (2002 - 2004).

(1)	Age shown is based on the officer’s age as of February 17, 2012.
(2)	Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of January 27, 2012, the number of shareholders of record of our common stock was 10,053.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restriction on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2011
High	$32.68	$32.39	$29.67	$21.88
Low	28.00	25.97	15.00	13.75
Dividend declared	0.050	0.050	0.050	0.080

2010
High	$30.74	$33.55	$26.83	$29.12
Low	22.52	23.86	20.65	23.17
Dividend declared	0.010	0.010	0.010	0.050

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2011 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
10/1/11 - 10/31/11	2,378	$16.27	-	$740

11/1/11 - 11/30/11	7,572,969	19.01	7,572,600	596

12/1/11 - 12/31/11	2,822,964	19.78	2,812,800	540

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 12,911 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended December 31, 2011, there were 10,385,400 shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of December 31, 2011, our security repurchase authorization was $540 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data” do not reduce our security repurchase authorization.
(3)	As of the last day of the applicable month.

Item 6.  Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”  Some previously reported amounts have been reclassified to conform to the presentation as of and for the year ended December 31, 2011.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$10,636	$10,407	$8,499	$9,224	$9,614
Income (loss) from continuing operations	302	951	(415)	(10)	1,199
Net income (loss)	294	980	(485)	57	1,215
Per share data: (1)(2)
Income (loss) from continuing
operations - basic	0.99	2.53	(1.60)	(0.04)	4.44
Income (loss) from continuing
operations - diluted	0.95	2.45	(1.60)	(0.04)	4.37
Net income (loss) - basic	0.96	2.62	(1.85)	0.22	4.50
Net income (loss) - diluted	0.92	2.54	(1.85)	0.22	4.43
Common stock dividends	0.230	0.080	0.040	1.455	1.600

	As of December 31,
	2011	2010	2009	2008	2007
Assets	$202,906	$193,824	$177,433	$163,136	$191,435
Long-term debt:
Principal	5,088	5,363	5,019	4,555	4,620
Unamortized premiums (discounts) and fair value
hedge on interest rate swap agreements	303	36	31	176	(2)
Stockholders' equity	14,164	12,806	11,700	7,977	11,718
Per common share data: (1)
Stockholders' equity, including
accumulated other comprehensive
income (loss) (3)	48.59	40.54	36.02	31.15	44.32
Stockholders' equity, excluding
accumulated other comprehensive
income (loss) (3)	40.19	38.17	36.89	42.09	43.46
Market value of common stock	19.42	27.81	24.88	18.84	58.22

(1)
Per share amounts were affected by the retirement of 24.7 million, 1.1 million, less than 1 million, 9.3 million and 15.4 million shares of common stock during the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(2)
For discussion of the reduction of net income (loss) available to common stockholders see Note 14 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”

(3)	Per share amounts are calculated under the assumption that our Series A preferred stock has been converted to common stock, but exclude Series B preferred stock balances as it was non-convertible.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2011, compared with December 31, 2010, and the results of operations in 2011 and 2010, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  See Note 1 for a discussion of GAAP.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 22.  Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

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

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements related to secondary guarantees under universal life, such as a change to reserve calculations under Actuarial Guideline 38 (also known as The Application of the Valuation of Life Insurance Policies Model Regulation, or “AG38”), and variable annuity products under Actuarial Guideline 43 (also known as Commissioners Annuity Reserve Valuation Method for Variable Annuities, or “AG43”); restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. federal tax reform;

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

•	Changes in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits and demand for our products;
•
A decline in the equity markets causing a reduction in the sales of our subsidiaries’ products, a reduction of asset-based fees that our subsidiaries charge on various investment and insurance products, an acceleration of the net amortization of deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) and an increase in liabilities related to guaranteed benefit features of our subsidiaries’ variable annuity products;

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

•
Changes in GAAP, including the potential incorporation of International Financial Reporting Standards (“IFRS”) into the U.S. financial reporting system, that may result in unanticipated changes to our net income;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, employer-sponsored defined contribution retirement plans, mutual funds and group life, disability and dental.

We provide products and services and report results through our Annuities, Retirement Plan Services (formerly referred to as “Defined Contribution”), Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” above.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Recent unfavorable market conditions including, but not limited to, the following concerns are weighing on and threatening the financial stability of the economy:

•	The effects of low interest rates;
•	The effects of the European debt crisis;
•	The effects of volatile equity and capital markets; and
•	Slow growth in the U.S. economy:
▪	Uncertainty regarding the long-term effect of the Budget Control Act of 2011;
▪	Downgrades and threatened downgrades by credit rating agencies;
▪
The interest rate on overnight loans between banks controlled by the Federal Reserve Board remaining unchanged in January 2012 at 0% to 0.25%, with low rates expected to continue at least through late 2014, in anticipation of weakening economic conditions and a subdued outlook on inflation, an indicator of general interest rate trends;

▪	Persistent high unemployment, shrinking unemployment benefits and weak job creation;
▪	Continued slow and unpredictable U.S. housing market; and
▪
Historically low consumer confidence as the Consumer Confidence Index fell during 2011 to a level not seen since April 2009 when the U.S. was still officially in recession, reflecting the lowest percentile since the inception of the index.

The Federal Reserve’s projections for 2012 announced in the fourth quarter of 2011 reflect weak growth and a slowing economic recovery.  In the face of these economic challenges, we continue to focus on building our businesses through these difficult markets and beyond by developing and introducing high quality products, expanding distribution into new and existing key accounts and channels and targeting market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

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

Given the level of interest rates as of the end of 2011, we have provided disclosures around the effects of sustained low interest rates in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  From December 31, 2010, to December 31, 2011, our account values were up $2.7 billion driven primarily by positive net flows during 2011.

Variable Annuity Hedge Program Performance

We offer variable annuity products with living benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits,” we use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the guaranteed living benefit (“GLB”) embedded derivatives in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in embedded derivative reserves.  These results are excluded from the Annuities and Retirement Plan Services segments’ operating revenues and income from operations.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below for information on our methodology for calculating the non-performance risk (“NPR”), which affects the discount rate used in the calculation of the GLB embedded derivative reserves.

We also offer variable products with death benefit guarantees.  As described below in “Critical Accounting Policies and Estimates – Future Contract Benefits and Other Contract Holder Obligations – Guaranteed Death Benefits,” we use derivative instruments to attempt to hedge the income statement effect in the opposite direction of the guaranteed death benefit (“GDB”) benefit ratio unlocking for movements in equity markets.  These results are excluded from income (loss) from operations.

The costs of derivative instruments that we use to hedge these variable annuity products may increase as a result of the low interest rate environment.

The variable annuity hedge program ended 2011 with assets of $2.9 billion, which were in excess of the estimated liability of $2.6 billion as of December 31, 2011.

Credit Losses, Impairments and Unrealized Losses

Related to our investments in fixed income and equity securities, we experienced net realized losses that reduced net income by $76 million for 2011 and included credit-related write-downs of securities for other-than-temporary impairments (“OTTI”) of $77 million.  Although economic conditions have improved, we expect a continuation of some level of OTTI.  If we were to experience another period of weakness in the economic environment, it could lead to increased credit defaults, resulting in additional write-downs of securities for OTTI.

Declines in overall market yields driven by improved credit fundamentals resulted in a $304 million decrease in gross unrealized losses on the available-for-sale (“AFS”) fixed maturity securities in our general account as of December 31, 2011.

Improvement of Return on Equity

One of our highest priorities continues to be increasing our return on equity (“ROE”).  Growth in ROE will be driven by a number of items including:

•	Earnings mix shift to businesses with higher returns;
•	Sales of products that have higher returns than the products already in force; and
•	Capital management actions consisting of redeployment of excess capital (including returning capital to common stockholders) and further generation of excess capital.

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

Insurers are well positioned to address the baby-boomers’ rapidly increasing need for savings tools and for income protection.  We believe that, among insurers, those with strong brands, high financial strength ratings and broad distribution are best positioned to capitalize on the opportunity to offer income protection products to baby-boomers.

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

Regulatory Changes

The insurance industry is regulated at the state level, with some products and services also subject to federal regulation.  Regulators may refine capital requirements and introduce new reserving standards for the life insurance industry.  Regulations recently adopted or currently under review, such as the Dodd-Frank Act, can potentially affect the capital requirements of the industry and result in increased regulation and oversight for the industry.  In addition, changes in GAAP, including future convergence with IFRS, as well as the methodologies, estimations and assumptions thereunder, may result in unanticipated changes to our net income.  See “Part I – Item 1. Business – Regulatory” for a discussion of the potential effects of regulatory changes on our industry.

Issues and Outlook

Going into 2012, significant issues include:

•	Continuation of the low interest rate environment in comparison to historical periods;
•	Planned reductions in sales levels, especially in our UL products with secondary guarantees, due to economic factors; and
•
Increased actions by government and regulatory authorities to introduce regulations or change existing regulations or guidance in a manner that could have a significant effect on our capital, earnings and/or business models, such as changing long-standing reserving methods for products with guarantee features.

In the face of these issues and potential issues, we expect to focus on the following:

•	Closely monitoring our capital and liquidity positions taking into account the uncertain economic recovery and changing statutory accounting and reserving practices;
•	Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively;
•	Taking actions to manage the risk of a continuation of lower interest rates, including re-pricing our products;
•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•	Continuing to make investments in our businesses to grow revenues and further spur productivity;

•	Shifting focus toward other life insurance products, such as indexed UL and linked-benefit rider products, that have greater market acceptance in the current environment; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

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

DAC, VOBA, DSI and DFEL

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force.  Our accounting policies for DAC, VOBA, DSI and DFEL affect the Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period.  In addition, we defer costs associated with DSI and revenues associated with DFEL.  DSI increases interest credited and reduces income when amortized.  DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases insurance fees on our Consolidated Statements of Income (Loss).

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2011, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$2,941	$526	$7,227	$195	$10,889
Unrealized (gain) loss	(623)	(195)	(1,880)	-	(2,698)
Carrying value	$2,318	$331	$5,347	$195	$8,191

DSI
Gross	$322	$3	$-	$-	$325
Unrealized (gain) loss	(53)	(1)	-	-	(54)
Carrying value	$269	$2	$-	$-	$271

DFEL
Gross	$268	$-	$1,810	$-	$2,078
Unrealized (gain) loss	(5)	-	(704)	-	(709)
Carrying value	$263	$-	$1,106	$-	$1,369

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

New DAC Methodology

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (referred to herein as the “new DAC methodology”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This determination of deferability must be made on a contract-level basis.  This new DAC methodology contrasts to the existing guidance we follow that defines deferrable acquisition costs as costs that vary with and are related primarily to new or renewal business, regardless of whether the acquisition efforts were successful or unsuccessful.

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

We will adopt the new DAC methodology effective January 1, 2012, and have elected to apply the guidance retrospectively.  We expect that our adoption of the new DAC methodology will result in an overall reduction in deferrable acquisition costs, partially offset by lower DAC amortization, in each of our business segments.  We currently estimate that retrospective adoption will result in the restatement of all years presented with a cumulative effect adjustment to the opening balance of retained earnings for the earliest period presented of approximately $950 million to $1.15 billion.  In addition, the adoption of this accounting guidance will result in a lower DAC adjustment associated with unrealized gains and losses on AFS securities and certain derivatives; therefore, we will also adjust these DAC balances through a cumulative effect adjustment to the opening balance of accumulated other comprehensive income (loss) (“AOCI”).  This adjustment is dependent on our unrealized position as of the date of adoption.  We believe that the total of our segment results would have declined by approximately 5% to 7% for 2011 had we applied the provisions of the new DAC methodology during 2011.  This decline would not have been uniform across our segments as the effect on the Life Insurance segment would have been greater due to its products having longer contract lives and its more significant VOBA balance that is not affected by the new methodology.  This estimate does not include changes that management may make to mitigate the effects of this new DAC methodology.

Amortization

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

We amortize DAC, VOBA, DSI and DFEL in proportion to our EGPs for interest-sensitive products.  When actual gross profits are higher in the period than EGPs, we recognize more amortization than planned.  When actual gross profits are lower in the period than EGPs, we recognize less amortization than planned.  In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are negative, our actuarial process limits, or floors, the amortization expense offset to zero.

For a discussion of the periods over which we amortize our DAC, VOBA, DSI and DFEL see “DAC, VOBA, DSI and DFEL” in Note 1.

Unlocking

As discussed and defined in “DAC, VOBA, DSI and DFEL” in Note 1, we may record retrospective unlocking, prospective unlocking – assumption changes and prospective unlocking – model refinements on a quarterly basis that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  The primary distinction between retrospective and prospective unlocking is that retrospective unlocking is driven by the difference between actual gross profits compared to EGPs each period, while prospective unlocking is driven by changes in assumptions or projection models related to our expectations of future EGPs.

For illustrative purposes, the following presents the hypothetical effects to EGPs and DAC (1) amortization attributable to changes in assumptions from those our model projections assume (i.e., prospective unlocking), assuming all other factors remain constant:

Hypothetical
	Hypothetical	Effect to
Actual Experience Differs	Effect to	Net Income
From Those Our Model	Net Income	for DAC (1)
Projections Assume	for EGPs	Amortization	Description of Expected Effect
Higher equity markets	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves.

Lower equity markets	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves.

Higher investment margins	Favorable	Favorable	Increase to interest rate spread on our fixed product
line, including fixed portion of variable.

Lower investment margins	Unfavorable	Unfavorable	Decrease to interest rate spread on our fixed product
line, including fixed portion of variable.

Higher credit losses	Unfavorable	Unfavorable	Decrease to realized gains on investments.

Lower credit losses	Favorable	Favorable	Increase to realized gains on investments.

Higher lapses	Unfavorable	Unfavorable	Decrease to fee income, partially offset by decrease to
benefits due to shorter contract life.

Lower lapses	Favorable	Favorable	Increase to fee income, partially offset by increase to
benefits due to longer contract life.

Higher death claims	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in
reserves due to shorter contract life.

Lower death claims	Favorable	Favorable	Increase to fee income and decrease to changes in
reserves due to longer contract life.

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits.

Details underlying the effect to income (loss) from continuing operations from prospective unlocking (in millions) were as follows:

	Assumption Changes			Model Refinements
	For the Years Ended December 31,			For the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Income (loss) from operations:
Annuities	$(17)	$27	$(9)	$-	$(6)	$-
Retirement Plan Services	-	10	5	(2)	(5)	-
Life Insurance	26	(101)	(7)	25	18	-
Excluded realized gain (loss)	(72)	18	(151)	-	-	(6)
Income (loss) from continuing
operations	$(63)	$(46)	$(162)	$23	$7	$(6)

Our prospective unlocking – assumption changes were attributable primarily to the following:

2011

•	For Annuities, we lowered our long-term equity market growth rate and interest margin assumptions, partially offset by lowering our lapse assumptions;
•	For Life Insurance, we updated our crediting rate assumptions to reflect actions implemented to reduce interest crediting rates; and
•	For excluded realized gain (loss), we increased our lapse assumptions, partially offset by lowering our assumptions for long-term volatility.

2010

•
For Annuities, we included an estimate in our models for rider fees related to our annuity products with living benefit guarantees and lowered our lapse assumptions, partially offset by completing the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business (see more discussion below);

•	For Retirement Plan Services, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business (see more discussion below);
•
For Life Insurance, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time, as this effect alone represented $114 million unfavorable unlocking; and

•
For excluded realized gain (loss), we lowered our lapse assumptions, which was significantly offset by shifting the mapping of approximately 5% of variable annuity account values to blended equity and fixed maturity hedging indices, whereas previously we had been mapped almost exclusively to equity.

During 2010, we completed the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business for our Annuities and Retirement Plan Services segments.  This conversion harmonized assumptions, methods of calculations and processes and upgraded a critical platform for our financial reporting and analysis capabilities for these blocks of business.  We recorded unfavorable prospective unlocking for Annuities and favorable prospective unlocking for Retirement Plan Services as a result of the planned conversion.  We are in the process of completing a similar conversion for Life Insurance and also have other blocks of business in Annuities that we intend to convert.  Although we expect some differences to emerge as a result of this exercise, based upon the current status of these efforts, we are not able to provide an estimate or range of the effects to our results of operations until completion of the conversion.

2009

•
For Annuities, we increased our assumptions related to maintenance expenses, partially offset by increasing our assumptions for expense assessments and modifying the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves;

•
For Retirement Plan Services, we modified our assumptions related to compensation in our wholesaling distribution organization that lowered deferrals as a percentage of total expenses incurred and revised our assumptions related to maintenance expenses;

•	For Life Insurance, we lowered our investment margin assumptions and increased our expense, death claim and lapse assumptions; and

•
For excluded realized gain (loss), we modified the valuation of variable annuity products that have elements of both benefit reserves and embedded derivative reserves, and we revised our fund assumptions related to hedged indices.

Details underlying the effect to income (loss) from continuing operations from retrospective unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Income (loss) from operations:
Annuities	$104	$81	$29
Retirement Plan Services	10	(3)	(1)
Life Insurance	(10)	(3)	(18)
Benefit ratio unlocking	(14)	10	89
Income (loss) from continuing
operations	$90	$85	$99

Our retrospective unlocking was attributable primarily to the following:

2011

•	For Annuities, we experienced higher average equity markets and prepayment and bond makewhole premiums and lower lapses than our model projections assumed;
•	For Retirement Plan Services, we experienced lower lapses and higher average equity markets than our model projections assumed;
•	For Life Insurance, we received lower premiums and experienced higher death claims than our model projections assumed; and
•	For benefit ratio unlocking, the period to period equity markets were less favorable than our model projections assumed.

2010

•	For Annuities, we experienced higher average equity markets and expense assessments and lower lapses than our model projections assumed;
•	For Retirement Plan Services, we experienced higher lapses, partially offset by higher average equity markets, than our model projections assumed;
•	For Life Insurance, we received lower premiums and experienced higher death claims, partially offset by lower lapses and expenses, than our model projections assumed; and
•	For benefit ratio unlocking, the period to period equity markets were more favorable than our model projections assumed.

2009

•	For Annuities, we experienced lower lapses and higher average equity markets than our model projections assumed;
•	For Retirement Plan Services, we experienced higher lapses and maintenance expenses and lower average equity markets than our model projections assumed;
•
For Life Insurance, we received lower premiums and experienced lower investment income on alternative investments and prepayment and bond makewhole premiums, partially offset by lower death claims and lapses, than our model projections assumed; and

•	For benefit ratio unlocking, the period to period equity markets were more favorable than our model projections assumed.

Reversion to the Mean (“RTM”)

Because equity market movements have a significant effect on the value of variable annuity and VUL products and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets; therefore, significant and sustained changes in equity markets have had and could in the future have an effect on DAC, VOBA, DSI and DFEL amortization for our variable annuity, annuity-based 401(k) and VUL businesses.

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process.  Under our RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in equity market returns.  However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and prospective unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

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

Our long-term equity market growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 8% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of December 31, 2011, we would have recorded a favorable prospective unlocking of approximately $175 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $15 million, pre-tax, for Life Insurance.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually as of October 1.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We are required to perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units, and the results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the implied fair value of goodwill is determined for each reporting unit.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.

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

The implied fair value of goodwill is most sensitive to new business production levels, profitability and discount rates.  Factors that could affect production levels and profitability include mix of new business, pricing changes, customer acceptance of our products and distribution strength.  Recent declines in interest rates have applied downward pressure to the interest rate inputs used in the discount rate calculation.  Spread compression and related effects to profitability caused by lower interest rates affect the valuation of in-force business much more significantly than the valuation of new business.  The effect of interest rate movements on the value of new business is primarily related to the discount rate.  However, current market conditions have led to re-pricing actions in the life insurance industry creating additional uncertainty around future sales returns and levels, which we believe has resulted in an increase in the discount rate a market participant would assume for new business in our Life Insurance segment.

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment as well as the results of our recoverability analysis for the years ended December 31, 2010 and 2009.  All the discussion that follows represents our analysis as of October 1, 2011.

We performed a Step 1 analysis on all of our reporting units including:  Annuities, Retirement Plan Services, Life Insurance, Group Protection and Media.  Our Annuities, Retirement Plan Services and Group Protection reporting units passed the Step 1 analysis, and although the carrying value of the net assets for Group Protection was within the estimated fair value range, we deemed it prudent to validate the carrying value of goodwill through a Step 2 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for our Life Insurance and Media reporting units.

Step 1 Results and Information for our Annuities and Retirement Plan Services Reporting Units

For Annuities and Retirement Plan Services, we estimated the fair values of the reporting units based on a discounted cash flow valuation technique (“income approach”) similar to that of our Life Insurance and Group Protection reporting units discussed below.  We also updated our estimates of discount rates based upon current market observable inputs.  We used discount rates ranging from 12.0% to 13.0% for both Annuities and Retirement Plan Services based upon the weighted average cost of capital adjusted for risks associated with the operations.

Based upon our Step 1 analysis for Annuities and Retirement Plan Services, our estimated implied fair value was well in excess of each reporting unit’s carrying value of net assets, including goodwill.

Step 2 Results and Information for our Life Insurance, Group Protection and Media Reporting Units

In our Step 2 analyses of Life Insurance, Group Protection and Media, we estimated the implied fair value of goodwill for each reporting unit primarily through an income approach, although limited available market data was also considered.  In determining the estimated implied fair value of goodwill for these reporting units, we considered discounted cash flow calculations and assumptions that market participants would make in valuing the new business of these reporting units.  These analyses required us to make judgments about new business revenues, earnings projections, capital market assumptions and discount rates.

The key assumptions used in the analyses to determine the implied fair value of goodwill for the Life Insurance and Group Protection reporting units included:

•	New business for 10 years;
•	Expense synergies assumption that would be expected to be realized in a market-participant transaction similar to prior market observable transactions and our prior experience; and
•
Interest rates used to discount new business cash flows; we considered discount rates ranging from 9.0% to 10.5% for our Life Insurance reporting unit and from 9.0% to 10.0% for our Group Protection reporting unit based on the weighted average cost of capital adjusted for the risk factors associated with the operations.

Based upon our Step 2 analysis for Life Insurance, we recorded a goodwill impairment of $650 million that was attributable primarily to marketplace dynamics, including product changes that we have implemented or will implement shortly that we believe will have an unfavorable effect on our sales levels for a period of time.  We believe the assumptions used in our estimates of the implied fair value of our goodwill are reasonable.

Based upon our Step 2 analysis for Group Protection, we determined that there was no impairment.

The key assumptions used in the analysis to determine the fair value of the Media reporting unit included:

•	Broadcast cash flows for 10 years and a terminal value in year 11; and
•
Interest rates used to discount broadcast cash flows; we considered discount rates ranging from 12.0% to 14.0% that were based on the weighted average cost of capital adjusted for the risk factors associated with the operations.

Based upon our Step 2 analysis for Media, we recorded a goodwill impairment of $97 million, which represented the entire remaining balance of goodwill for this reporting unit.  The goodwill impairment was primarily a result of the deterioration in operating environment and outlook for the business.

Control Premium Information and Outlook

We believe that our stock price has been unfavorably affected by macroeconomic events and concerns about the economic recovery as discussed above in “Current Market Conditions.”  Our stock price has experienced increased volatility and continues to be lower than our book value.  We believe that our stock price is not representative of the underlying fair value of our reporting units.

In addition, as discussed above in “New DAC Methodology,” we currently estimate that retrospective adoption will result in lower carrying values for our Annuities, Retirement Plan Services, Life Insurance and Group Protection reporting units by approximately $950 million to $1.15 billion, which will provide a favorable change in next year’s Step 1 evaluation.

Because our stock is trading at a price below book value, we are required to evaluate and reassess each reporting period whether or not there is an indicator that would require us to perform an impairment test.  Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  For example, unfavorable changes to assumptions as compared to our October 1, 2011, analysis or factors that could result in impairment include, but are not limited to, the following:

•	Lower expectations for future sales levels or future sales profitability;
•	Higher discount rates on new business assumptions;
•	Weakened expectations for the ability to execute future reinsurance transactions for life insurance business over the long-term or expectations for significant increases in the associated costs.
•
Legislative, regulatory or tax changes that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements or changes to risk-based capital (“RBC”) requirements; and

•
Valuations of mergers or acquisitions of companies or blocks of business that would provide relevant market-based inputs for our impairment assessment that could support different conclusions regarding the estimated fair value of our reporting units.

Investments

Invested assets are an integral part of our operations, and we invest in fixed maturity and equity securities that are primarily classified as available-for-sale and carried at fair value with the difference from amortized cost included in stockholders’ equity as a component of AOCI.  See “Consolidated Investments” below for more information.

Investment Valuation

Our measurement of fair value is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset or non-performance risk, which would include our own credit risk.  Our estimate of an exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability (“exit price”) in the principal market, or the most advantageous market in the absence of a principal market, for that asset or liability, as opposed to the price that would be paid to acquire the asset or receive a liability (“entry price”).  Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards CodificationTM (“ASC”), we categorize our financial instruments carried at fair value into a three-level fair value hierarchy, based on the priority of inputs to the respective valuation technique.  The three-level hierarchy for fair value measurement is defined in Note 1.

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions):

	As of December 31, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$700	$67,361	$-	$68,061
Priced by independent broker quotations	-	-	3,058	3,058
Priced by matrices	-	9,063	-	9,063
Priced by other methods (1)	-	-	1,916	1,916
Total	$700	$76,424	$4,974	$82,098

Percent of total	1%	93%	6%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2011 and 2010, see Notes 1 and 21.

Our investment securities are valued using market inputs, including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators and industry and economic events are monitored, and further market data is acquired if certain triggers are met.  Credit risk is also considered in the valuation of our investment securities as we incorporate the issuer’s credit rating and a risk premium, if warranted, given the issuer’s industry and the security’s time to maturity.  The credit rating is based upon internal and external analysis of the issuer’s financial strength.  We use an internationally recognized pricing service as our primary pricing source, and we do not adjust prices received from third parties or obtain multiple prices when measuring the fair value of our investments.  We generally use prices from the pricing service rather than broker quotes because we have documentation from the pricing service on the observable market inputs they use, which contrasts to the broker quotes where we have limited information on the pricing inputs.  For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement.  It is possible that different valuation techniques and models, other than those described above, could produce materially different estimates of fair value.

When the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, we believe that the market is not active as indicated by the following:

•	Few recent transactions based on volume and level of activity in the market; therefore, there is not sufficient frequency and volume to provide pricing information on an ongoing basis;
•	Price quotations are not based on current information;
•	Price quotations vary substantially either over time or among market makers;
•	Indexes that previously were highly correlated with the fair values of the asset are demonstrably uncorrelated with recent fair values;
•
Abnormal, or significant increases in, liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates using realistic assumptions of credit and other nonperformance risk for the asset class;

•	Abnormally wide bid-ask spread or significant increases in the bid-ask spread; and
•	Limited public information available.

After evaluating all factors and considering the significance and relevance of each factor, we evaluate whether there has been a significant decrease in the volume and level of activity for the asset when the market for that asset is not active.  As of December 31, 2011, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2011, we used broker quotes for 77 securities as our final price source, representing approximately 2% of total securities owned.

In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales and observations of general market movements for those security classes.  Our primary third-party pricing service has policies and processes to ensure that it is using objectively verifiable observable market data.  The pricing service regularly reviews the evaluation inputs for securities covered, including broker quotes, executed trades and credit information, as applicable.  If the pricing service determines it does not have sufficient objectively verifiable information about a security’s valuation, it discontinues providing a valuation for the security.  The pricing service regularly publishes and updates a summary of inputs used in its valuations by major security type.  In addition, we have policies and procedures in place to review the process that is utilized by the third-party pricing service and the output that is provided to us by the pricing service.  On a periodic basis, we test the pricing for a sample of securities to evaluate the inputs and assumptions used by the pricing service, and we perform a comparison of the pricing service output to an alternative pricing source.  In addition, we check prices provided by our primary pricing service to ensure that they are not stale or unreasonable by reviewing the prices for unusual changes from period to period based on certain parameters or for lack of change from one period to the next.  If such anomalies in the pricing are observed, we may use pricing information from another pricing source.

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

Write-downs for OTTI and Allowance for Losses

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For additional details, see “Consolidated Investments” below and Notes 1, 2 and 5.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an OTTI of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the FASB ASC.

Based on our evaluation of securities with an unrealized loss as of December 31, 2011, we do not believe that any additional OTTI, other than those already reflected in the financial statements, are necessary.  As of December 31, 2011, there were AFS securities with gross unrealized losses totaling $1.1 billion, pre-tax, and prior to the effect of DAC, VOBA, DSI and other contract holder funds.

As the discussion in Notes 1, 2 and 5 indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary.  These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments.  In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities.  We continually monitor developments and update underlying assumptions and financial models based upon new information.

Write-downs and allowances for losses on select mortgage loans, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value.  All mortgage loans that are impaired have an established allowance for credit loss.  Changing economic conditions affect our valuation of mortgage loans.  Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses.  In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk.  Areas of emphasis include properties that have deteriorating credits or have experienced debt-service coverage and/or loan-to-value reduction.  Where warranted, we have established or increased loss reserves based upon this analysis.

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of December 31, 2011, contain industry standard terms.  Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” Note 1 and Note 6.

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

Our future contract benefits (embedded derivatives) carried at fair value on a recurring basis are all classified as Level 3.

Changes of our future contract benefits carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in mix and increases and decreases in fair values as a result of those classifications.  During 2011, there was a significant increase in future contract benefits classified as Level 3 of the fair value hierarchy due primarily to lower equity markets and increased volatility as compared to 2010.  For more information, see Notes 1 and 21.

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

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options on U.S.-based equity indices, futures on U.S.-

based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures and swaps.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” for information on how we determine our NPR.

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

Approximately 48% of our variable annuity account values contained a GWB rider as of December 31, 2011.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of December 31, 2011 and 2010, 80% and 35% respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of December 31, 2011 and 2010, was $2.5 billion and $1.1 billion, respectively.  Our exposure before reinsurance for these same periods was $2.7 billion and $1.2 billion, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

As a result of these factors, the ultimate amount to be paid by us related to GWB guarantees is uncertain and could be significantly more or less than $2.5 billion, net of reinsurance.  Our fair value estimates of the GWB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GWB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte Carlo simulations resulting in over 35 million scenarios are utilized to value the entire block of guarantees.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of retrospective or prospective unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of December 30, 2011, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(60)	$(16)	$(4)	$(3)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(14)	$(4)	$(1)	$(6)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$16	$8	$(9)	$(18)

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

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of December 30, 2011, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
•
Assumptions regarding shifts in the market factors, such as assuming parallel shifts in interest rate and implied volatility term structures, may be overly simplistic and not indicative of actual market behavior in stress scenarios;

•	It is very unlikely that one capital market sector (e.g., equity markets) will sustain such a large instantaneous movement without affecting other capital market sectors; and
•	The analysis assumes that there is no tracking or basis risk between the funds and/or indices affecting the GLB reserves and the instruments utilized to hedge these exposures.

Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) Benefits

Our indexed annuity and indexed UL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually.  At the end of each 1-year or 2-year indexed term we have the opportunity to re-price the indexed component by establishing different caps, spreads or specified rates, subject to contractual guarantees.  We purchase S&P 500 options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Income (Loss).  The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates.  Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Income (Loss).  For information on our S&P 500 benefits hedging results, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

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

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

UL Products with Secondary Guarantees

We issue UL contracts where we contractually guarantee to the contract holder a secondary guarantee.  The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.  The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above.  The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts.  For more discussion, see “Results of Life Insurance.”

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

Stock-Based Incentive Compensation

Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior, expected dividend yield and expected forfeitures.  If any of those assumptions differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period.  See Note 19 for more information on our stock-based incentive compensation plans.

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

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Net Income (Loss)
Income (loss) from operations:
Annuities	$592	$484	$353	22%	37%
Retirement Plan Services	167	154	133	8%	16%
Life Insurance	604	513	569	18%	-10%
Group Protection	101	72	124	40%	-42%
Other Operations	(146)	(186)	(237)	22%	22%
Excluded realized gain (loss), after-tax	(252)	(95)	(780)	NM	88%
Gain (loss) on early extinguishment of debt, after-tax	(5)	(3)	42	-67%	NM
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	2	2	2	0%	0%
Impairment of intangibles, after-tax	(747)	-	(710)	NM	100%
Benefit ratio unlocking, after-tax	(14)	10	89	NM	-89%
Income (loss) from continuing operations, after-tax	302	951	(415)	-68%	NM
Income (loss) from discontinued operations, after-tax	(8)	29	(70)	NM	141%
Net income (loss)	$294	$980	$(485)	-70%	NM

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Deposits
Annuities	$10,650	$10,667	$10,362	0%	3%
Retirement Plan Services	5,566	5,301	4,952	5%	7%
Life Insurance	5,393	4,934	4,451	9%	11%
Total deposits	$21,609	$20,902	$19,765	3%	6%

Net Flows
Annuities	$2,191	$3,555	$3,893	-38%	-9%
Retirement Plan Services	504	(291)	995	273%	NM
Life Insurance	3,683	3,057	2,421	20%	26%
Total net flows	$6,378	$6,321	$7,309	1%	-14%

	As of December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Account Values
Annuities	$85,534	$84,848	$74,281	1%	14%
Retirement Plan Services	39,133	38,824	35,302	1%	10%
Life Insurance	35,278	33,585	31,744	5%	6%
Total account values	$159,945	$157,257	$141,327	2%	11%

Comparison of 2011 to 2010

Net income decreased due primarily to goodwill impairment in our Life Insurance segment and media business during 2011 (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” for more information).

The decrease in net income was partially offset primarily by the following:

•	Positive net flows and more favorable average equity markets driving higher average daily variable account values;
•	Growth in business and interest crediting rate actions driving higher net investment income and flat interest credited, partially offset by new money rates averaging below portfolio yields;
•	Higher legal expenses during 2010; and
•	Higher EGPs on rider fees related to our products with living benefit guarantees resulting in a lower DAC, VOBA, DSI and DFEL amortization rate.

Comparison of 2010 to 2009

Net income increased due primarily to the following:

•
Market volatility, the corresponding increase in discount rates and lower annuity sales leading to goodwill impairment in our Annuities segment during 2009; and declining results and forecasted advertising revenues for the entire radio market leading to goodwill and Federal Communications Commission licenses impairment related to our radio clusters during 2009;

•	Volatile capital markets during 2009 leading to realized losses;
•	Positive net flows and more favorable average equity markets driving higher average daily variable account values;
•	More favorable investment income on alternative investments and higher prepayment and bond makewhole premiums;
•	The effect of unlocking during 2010 as compared to 2009;
•	Income from discontinued operations during 2010 compared to loss from discontinued operations during 2009, both related to our former Lincoln UK and Investment Management segments; and
•	Unfavorable adjustments during 2009 related to rescinding the reinsurance agreement on certain disability income business sold to Swiss Re Life & Health America, Inc. (“Swiss Re”).

The increase in net income was partially offset primarily by the following:

•	Higher death claims in our Life Insurance segment, and unfavorable claims incidence and termination experience in the long-term disability product line in our Group Protection segment;
•	Early extinguishing long-term debt resulting in a gain in 2009;
•	Settlement of the Transamerica litigation matter during 2010; and
•	Higher account values driving higher trail commissions.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Operating Revenues
Insurance premiums (1)	$74	$53	$89	40%	-40%
Insurance fees	1,247	1,098	841	14%	31%
Net investment income	1,106	1,119	1,037	-1%	8%
Operating realized gain (loss)	89	69	54	29%	28%
Other revenues and fees (2)	349	315	280	11%	13%
Total operating revenues	2,865	2,654	2,301	8%	15%
Operating Expenses
Interest credited	698	726	682	-4%	6%
Benefits	213	174	242	22%	-28%
Underwriting, acquisition, insurance and other expenses	1,248	1,168	983	7%	19%
Total operating expenses	2,159	2,068	1,907	4%	8%
Income (loss) from operations before taxes	706	586	394	20%	49%
Federal income tax expense (benefit)	114	102	41	12%	149%
Income (loss) from operations	$592	$484	$353	22%	37%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees attributable to more favorable average equity markets driving higher average daily variable account values;
•	More favorable tax return true-ups recorded in 2011 than in 2010 driven by the separate account dividends-received deduction (“DRD”) and other items; and
•	Higher net investment income net of interest credited driven primarily by:
▪	Actions implemented to reduce interest crediting rates;
▪	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
▪	Positive net flows and interest credited to contract holders driving higher average fixed account values; and
▪	An increase in surplus investments;
partially offset by:
▪	New money rates averaging below our portfolio yields; and
▪	Transfers from fixed to variable reducing average fixed account values; and
•	Higher insurance premiums due to growth in our SPIA business.

The increase in income from operations was partially offset primarily by the following:

•	Higher underwriting, acquisition, insurance and other expenses due to:
▪	Higher account values driving higher trail commissions; and
▪	Investments in strategic initiatives related to updating information technology and expanding distribution and support during 2011;
partially offset by:
▪	Higher EGPs on rider fees related to our products with living benefit guarantees resulting in a lower amortization rate; and
▪	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information); and

•	Higher benefits attributable to:
▪	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information); and
▪	Growth in our SPIA business;
partially offset by:
▪	More favorable average equity markets that reduced our expected GDB benefit payments; and
▪	Favorable mortality experience on SPIA.

Comparison of 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees attributable to more favorable average equity markets driving higher average daily variable account values;
•	Higher net investment income, partially offset by higher interest credited, driven by:
▪	Positive net flows and interest credited to contract holders, partially offset by transfers from fixed to variable, driving higher average fixed account values;
▪
More favorable investment income on alternative investments within our surplus portfolio, and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Holding less cash during 2010, and actions implemented to reduce interest crediting rates; and
•	Lower benefits attributable primarily to more favorable average equity markets that reduced our expected GDB benefit payments.

The increase in income from operations was partially offset primarily by the following:

•	Higher underwriting, acquisition, insurance and other expenses due to:
▪
Negative gross profits in total for certain cohorts during 2009 resulting in a higher DAC and VOBA amortization rate during 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Amortization” for more information); and

▪	Higher account values driving higher trail commissions;
partially offset by:
▪	The effect of unlocking in 2010 as compared to 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information); and
•	More favorable tax return true-ups recorded in 2009 than in 2010.

Additional Information

We are in the process of completing the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business.  See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information.

We expect to continue making strategic investments during 2012 that will result in higher expenses.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8%, 7% and 8% for 2011, 2010 and 2009, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Insurance Fees
Mortality, expense and other assessments	$1,258	$1,113	$860	13%	29%
Surrender charges	34	37	36	-8%	3%
DFEL:
Deferrals	(61)	(75)	(56)	19%	-34%
Amortization, net of interest:
Prospective unlocking - assumption changes	6	1	3	NM	-67%
Retrospective unlocking	(11)	(1)	2	NM	NM
Amortization, net of interest, excluding unlocking	21	23	(4)	-9%	NM
Total insurance fees	$1,247	$1,098	$841	14%	31%

	As of or for the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Account Value Information
Variable annuity deposits, excluding the fixed portion of variable	$5,871	$5,099	$4,007	15%	27%
Net flows for variable annuities, excluding the fixed portion of variable	(396)	7	(27)	NM	126%
Change in market value on variable, excluding the fixed portion of variable	(2,296)	6,087	11,995	NM	-49%
Transfers to the variable portion of variable annuity products from the fixed portion of variable annuity products	2,844	3,396	2,475	-16%	37%
Average daily variable annuity account values, excluding the fixed portion of variable	66,007	58,188	46,551	13%	25%
Average daily S&P 500	1,268.03	1,138.78	947.53	11%	20%
Variable annuity account values, excluding the fixed portion of variable	65,010	64,858	55,368	0%	17%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$975	$1,002	$955	-3%	5%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	27	23	5	17%	NM
Alternative investments (2)	1	1	-	0%	NM
Surplus investments (3)	103	93	77	11%	21%
Total net investment income	$1,106	$1,119	$1,037	-1%	8%

Interest Credited
Amount provided to contract holders	$697	$738	$730	-6%	1%
DSI deferrals	(39)	(65)	(75)	40%	13%
Interest credited before DSI amortization	658	673	655	-2%	3%
DSI amortization:
Prospective unlocking - assumption changes	2	3	-	-33%	NM
Retrospective unlocking	(17)	(7)	(5)	NM	-40%
Amortization, excluding unlocking	55	57	32	-4%	78%
Total interest credited	$698	$726	$682	-4%	6%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2011	2010	2009	2011	2010
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.13%	5.50%	5.50%	(37)	(0)
Commercial mortgage loan prepayment and bond makewhole premiums	0.14%	0.13%	0.03%	1	10
Alternative investments	0.00%	0.01%	0.00%	(1)	1
Net investment income yield on reserves	5.27%	5.64%	5.53%	(37)	11
Interest rate credited to contract holders	3.33%	3.52%	3.77%	(19)	(25)
Interest rate spread	1.94%	2.12%	1.76%	(18)	36

	As of or for the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Other Information
Fixed annuity deposits, including the fixed portion of variable	$4,779	$5,568	$6,355	-14%	-12%
Net flows for fixed annuities, including the fixed portion of variable	2,587	3,548	3,920	-27%	-9%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(2,844)	(3,396)	(2,475)	16%	-37%
Average invested assets on reserves	19,071	18,248	17,363	5%	5%
Average fixed account values, including the fixed portion of variable	20,728	20,029	18,249	3%	10%
Fixed annuity account values, including the fixed portion of variable	20,524	19,990	18,913	3%	6%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Benefits
Prospective unlocking - assumption changes	$43	$(3)	$7	NM	NM
Net death and other benefits, excluding unlocking	170	177	235	-4%	-25%
Total benefits	$213	$174	$242	22%	-28%

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Underwriting, Acquisition, Insurance and Other Expenses
Commissions:
Deferrable	$466	$474	$463	-2%	2%
Non-deferrable	260	223	165	17%	35%
General and administrative expenses	360	337	317	7%	6%
Inter-segment reimbursement associated with reserve financing and LOC expenses (1)	(2)	(1)	1	-100%	NM
Taxes, licenses and fees	21	20	20	5%	0%
Total expenses incurred, excluding broker-dealer	1,105	1,053	966	5%	9%
DAC deferrals	(618)	(624)	(624)	1%	0%
Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	487	429	342	14%	25%
DAC and VOBA amortization, net of interest
Prospective unlocking - assumption changes	(13)	(41)	10	68%	NM
Prospective unlocking - model refinements	-	9	-	-100%	NM
Retrospective unlocking	(114)	(84)	(19)	-36%	NM
Amortization, net of interest, excluding unlocking	535	535	360	0%	49%
Broker-dealer expenses incurred	353	320	290	10%	10%
Total underwriting, acquisition, insurance and other expenses	$1,248	$1,168	$983	7%	19%

DAC Deferrals
As a percentage of sales/deposits	5.8%	5.8%	6.0%

(1)	Represents reimbursements to the Annuities segment from the Life Insurance segment for reserve financing, net of expenses incurred for this segment’s use of letters of credit (“LOCs”).

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Operating Revenues
Insurance fees	$210	$201	$183	4%	10%
Net investment income	793	769	732	3%	5%
Other revenues and fees (1)	14	18	11	-22%	64%
Total operating revenues	1,017	988	926	3%	7%
Operating Expenses
Interest credited	437	440	445	-1%	-1%
Benefits	2	2	(3)	0%	167%
Underwriting, acquisition, insurance and other expenses	344	332	301	4%	10%
Total operating expenses	783	774	743	1%	4%
Income (loss) from operations before taxes	234	214	183	9%	17%
Federal income tax expense (benefit)	67	60	50	12%	20%
Income (loss) from operations	$167	$154	$133	8%	16%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven by:
▪	Transfers from variable to fixed and interest credited to contract holders driving higher average fixed account values;
▪	Higher prepayment and bond makewhole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and
▪	Actions implemented to reduce interest crediting rates;
partially offset by:
▪	Negative net flows reducing average fixed account values; and
▪	New money rates averaging below our portfolio yields; and
•
Higher insurance fees attributable to more favorable average equity markets driving higher average daily variable account values, partially offset by an overall shift in business mix toward products with lower expense assessment rates and negative variable net flows.

The increase in income from operations was partially offset primarily by higher underwriting, acquisition, insurance and other expenses attributable to the following:

•	Investments in strategic initiatives related to updating information technology and expanding distribution and support during 2011; and
•	Higher account values driving higher trail commissions;
partially offset by:
•	A lower amortization rate during 2011 due primarily to no VOBA amortization as our VOBA balance became fully amortized during the fourth quarter of 2010; and
•	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information).

Comparison of 2010 to 2009

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven by:
▪	Transfers from variable to fixed and interest credited to contract holders, partially offset by negative net flows, driving higher average fixed account values;
▪	Actions implemented to reduce interest crediting rates;
▪
More favorable investment income on alternative investments within our surplus portfolio and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and  “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Holding less cash during 2010; and
•
Higher insurance fees attributable to more favorable average equity markets driving higher average daily variable account values, partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset primarily by higher underwriting, acquisition, insurance and other expenses attributable to the following:

•	Investments in strategic initiatives related to updating information technology and expanding distribution during 2010; and
•	Higher account values driving higher trail commissions;
partially offset by:
•	An overall shift in business mix toward products with lower deferrable expense rates resulting in a lower amortization rate during 2010.

Additional Information

We expect to continue making strategic investments during 2012 to improve our infrastructure and product offerings that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans rolling onto our platform and rolling off over the course of the year, and we expect this trend will continue during 2012.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 13%, 15% and 13% for 2011, 2010 and 2009, respectively.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 40%, 42% and 45% for 2011, 2010 and 2009, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A.  Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Insurance Fees
Annuity expense assessments	$178	$172	$157	3%	10%
Mutual fund fees	30	26	22	15%	18%
Total expense assessments	208	198	179	5%	11%
Surrender charges	2	3	4	-33%	-25%
Total insurance fees	$210	$201	$183	4%	10%

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-year	$6,396	$5,863	$4,888	9%	20%
Gross deposits	1,301	1,242	1,157	5%	7%
Withdrawals and deaths	(1,402)	(1,377)	(1,273)	-2%	-8%
Net flows	(101)	(135)	(116)	25%	-16%
Transfers between fixed and variable accounts	5	4	(2)	25%	300%
Investment increase and change in market value	(139)	664	1,093	NM	-39%
Balance as of end-of-year	$6,161	$6,396	$5,863	-4%	9%

Total Mid – Large Segment:
Balance as of beginning-of-year	$16,207	$13,653	$9,540	19%	43%
Gross deposits	3,563	3,308	2,954	8%	12%
Withdrawals and deaths	(2,095)	(2,558)	(1,110)	18%	NM
Net flows	1,468	750	1,844	96%	-59%
Transfers between fixed and variable accounts	(68)	16	12	NM	33%
Other (1)	-	186	-	-100%	NM
Investment increase and change in market value	(166)	1,602	2,257	NM	-29%
Balance as of end-of-year	$17,441	$16,207	$13,653	8%	19%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$16,221	$15,786	$14,450	3%	9%
Gross deposits	702	751	841	-7%	-11%
Withdrawals and deaths	(1,565)	(1,657)	(1,574)	6%	-5%
Net flows	(863)	(906)	(733)	5%	-24%
Transfers between fixed and variable accounts	-	-	(1)	NM	100%
Investment increase and change in market value	173	1,341	2,070	-87%	-35%
Balance as of end-of-year	$15,531	$16,221	$15,786	-4%	3%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$38,824	$35,302	$28,878	10%	22%
Gross deposits	5,566	5,301	4,952	5%	7%
Withdrawals and deaths	(5,062)	(5,592)	(3,957)	9%	-41%
Net flows	504	(291)	995	273%	NM
Transfers between fixed and variable accounts	(63)	20	9	NM	122%
Other (1)	-	186	-	-100%	NM
Investment increase and change in market value	(132)	3,607	5,420	NM	-33%
Balance as of end-of-year (2)	$39,133	$38,824	$35,302	1%	10%

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

	As of or for the Years Ended
	December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Account Value Information
Variable annuity deposits, excluding the fixed portion of variable	$1,615	$1,614	$1,586	0%	2%
Net flows for variable annuities, excluding the fixed portion of variable	(497)	(544)	(302)	9%	-80%
Change in market value on variable, excluding the fixed portion of variable	(280)	1,687	2,843	NM	-41%
Transfers from the variable portion of variable annuity products to the fixed portion of variable annuity products	(283)	(169)	(176)	-67%	4%
Average daily variable annuity account values, excluding the fixed portion of variable	13,611	12,930	11,315	5%	14%
Average daily S&P 500	1,268.03	1,138.78	947.53	11%	20%
Variable annuity account values, excluding the fixed portion of variable	12,867	13,927	12,953	-8%	8%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$719	$705	$681	2%	4%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	21	9	5	133%	80%
Alternative investments (2)	1	3	1	-67%	200%
Surplus investments (3)	52	52	45	0%	16%
Total net investment income	$793	$769	$732	3%	5%

Interest Credited	$437	$440	$445	-1%	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2011	2010	2009	2011	2010
Interest Rate Spread
Fixed maturity securities, mortgage loans on real
estate and other, net of investment expenses	5.53%	5.70%	5.76%	(17)	(6)
Commercial mortgage loan prepayment and bond
makewhole premiums	0.16%	0.08%	0.04%	8	4
Alternative investments	0.01%	0.02%	0.01%	(1)	1
Net investment income yield on reserves	5.70%	5.80%	5.81%	(10)	(1)
Interest rate credited to contract holders	3.32%	3.49%	3.70%	(17)	(21)
Interest rate spread	2.38%	2.31%	2.11%	7	20

	As of or for the Years Ended
	December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Other Information
Fixed annuity deposits, including the fixed portion of variable	$1,436	$1,332	$1,342	8%	-1%
Net flows for fixed annuities, including the fixed portion of variable	(106)	(347)	(62)	69%	NM
Transfers to the fixed portion of variable annuity products from the variable portion of variable annuity products	283	169	176	67%	-4%
Average invested assets on reserves	12,988	12,360	11,815	5%	5%
Average fixed account values, including the fixed portion of variable	13,168	12,580	12,024	5%	5%
Fixed annuity account values, including the fixed portion of variable	13,630	12,779	12,246	7%	4%

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

Benefits

Benefits for this segment include changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Underwriting, Acquisition, Insurance and Other Expenses
Commissions:
Deferrable	$22	$27	$28	-19%	-4%
Non-deferrable	45	38	36	18%	6%
General and administrative expenses	273	242	221	13%	10%
Taxes, licenses and fees	13	13	12	0%	8%
Total expenses incurred	353	320	297	10%	8%
DAC deferrals	(69)	(67)	(69)	-3%	3%
Total expenses recognized before amortization	284	253	228	12%	11%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	-	(16)	(8)	100%	-100%
Prospective unlocking - model refinements	3	8	-	-63%	NM
Retrospective unlocking	(15)	4	2	NM	100%
Amortization, net of interest, excluding unlocking	72	83	79	-13%	5%
Total underwriting, acquisition, insurance and other expenses	$344	$332	$301	4%	10%

DAC Deferrals
As a percentage of annuity sales/deposits	2.3%	2.3%	2.4%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Operating Revenues
Insurance premiums	$441	$439	$392	0%	12%
Insurance fees	1,979	1,934	1,901	2%	2%
Net investment income	2,294	2,186	1,975	5%	11%
Other revenues and fees	25	31	27	-19%	15%
Total operating revenues	4,739	4,590	4,295	3%	7%
Operating Expenses
Interest credited	1,235	1,199	1,185	3%	1%
Benefits	1,669	1,734	1,373	-4%	26%
Underwriting, acquisition, insurance and other expenses	948	908	923	4%	-2%
Total operating expenses	3,852	3,841	3,481	0%	10%
Income (loss) from operations before taxes	887	749	814	18%	-8%
Federal income tax expense (benefit)	283	236	245	20%	-4%
Income (loss) from operations	$604	$513	$569	18%	-10%

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income, only partially offset by higher interest credited attributable to:
▪	Growth in business in force; and
▪	Actions implemented to reduce interest crediting rates;
partially offset by:
▪	New money rates averaging below our portfolio yields;
•	Lower benefits attributable primarily to:
▪	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
partially offset by:
▪	Higher death claims; and
▪	Model refinements and continued growth in our secondary guarantee life insurance business; and
•
Higher insurance fees due to growth in insurance in force, partially offset by the effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information).

The increase in income from operations was partially offset primarily by an increase in underwriting, acquisition, insurance and other underwriting expenses attributable to:

•	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
•
Higher pricing of reserve financing transactions supporting our secondary guarantee UL and term business in reaction to the unfavorable market conditions experienced during the recession and our continued efforts to reduce the strain of these statutory reserves (see “Strategies to Address Statutory Reserve Strain” below for more information); and

•	The effect of the inter-company reinsurance agreement effective December 31, 2010.

Comparison of 2010 to 2009

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits attributable to:
▪	The effect of unlocking in 2010 as compared to 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
▪	Higher death claims;
▪	Harmonizing certain processes resulting in an increase in traditional product reserves; and
▪	Continued growth in our secondary guarantee life insurance business; and
•	More favorable tax return true-ups recorded in 2009 than in 2010.

The decrease in income from operations was partially offset primarily by the following:

•	Higher net investment income and relatively flat interest credited attributable to:
▪
More favorable investment income on alternative investments and higher prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below);

▪	Growth in business in force; and
▪	Actions implemented to reduce interest crediting rates; and
•	Lower underwriting, acquisition, insurance and other expenses attributable to:
▪	The effect of unlocking in 2010 as compared to 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
partially offset by:
▪	Reducing projected EGPs for this segment (discussed in “Additional Information” below) resulting in a higher amortization rate; and
▪
Higher pricing of reserve financing transactions supporting our secondary guarantee UL and term business in reaction to the unfavorable market conditions experienced during the recession and our continued efforts to reduce the strain of these statutory reserves (see “Strategies to Address Statutory Reserve Strain” below for more information).

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Products containing secondary guarantees require reserves calculated under AG38.  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions with long-term structured solutions.

Included in the LOCs issued as of December 31, 2011, and reported in the credit facilities table in Note 12, was approximately $2.0 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $200 million and $1.0 billion was issued for UL business with secondary guarantees through 2015 and 2031, respectively, and approximately $800 million was issued for term business through 2023.  We have also used the proceeds from senior note issuances of approximately $1.1 billion to execute long-term structured solutions supporting secondary guarantee UL and term business.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” for further information on XXX and AG38 reserves.  See the table in “Underwriting, Acquisition, Insurance and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We are in the process of completing the planned conversion of our actuarial valuation systems to a uniform platform for certain blocks of business.   See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information.

We expect to continue making strategic investments during 2012 that will result in higher expenses.

We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  During the third quarter of 2010, we lowered our new money investment yield assumption.  This assumption revision had the effect of lowering the projected EGPs for this segment, thereby increasing our rate of amortization, which results in higher DAC, VOBA and DFEL amortization and lower earnings for this segment.

For information on interest rate spreads and the interest rate risk due to falling interest rates, see “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates.”

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.  However, we face conditions in the marketplace as discussed in “Introduction – Executive Summary – Current Market Conditions” above that may challenge our sales volume in 2012.  For example, we are implementing pricing changes to our products that reflect the current low interest rate environment that we believe will lower our sales volumes and could potentially reduce our market share until competitive conditions change.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Insurance Fees
Mortality assessments	$1,312	$1,287	$1,299	2%	-1%
Expense assessments	935	844	759	11%	11%
Surrender charges	96	100	112	-4%	-11%
DFEL:
Deferrals	(483)	(472)	(439)	-2%	-8%
Amortization, net of interest:
Prospective unlocking - assumption changes	(11)	56	20	NM	180%
Prospective unlocking - model refinements	(26)	(56)	-	54%	NM
Retrospective unlocking	(4)	24	15	NM	60%
Amortization, net of interest, excluding unlocking	160	151	135	6%	12%
Total insurance fees	$1,979	$1,934	$1,901	2%	2%

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Sales by Product
UL:
Excluding MoneyGuard®	$317	$353	$397	-10%	-11%
MoneyGuard®	186	108	67	72%	61%
Total UL	503	461	464	9%	-1%
VUL	50	43	36	16%	19%
COLI and BOLI	92	63	51	46%	24%
Term	55	70	59	-21%	19%
Total sales	$700	$637	$610	10%	4%

Net Flows
Deposits	$5,393	$4,934	$4,451	9%	11%
Withdrawals and deaths	(1,710)	(1,877)	(2,030)	9%	8%
Net flows	$3,683	$3,057	$2,421	20%	26%

Contract holder assessments	$3,286	$3,119	$2,996	5%	4%

	As of December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Account Values
UL (1)	$28,052	$26,199	$24,994	7%	5%
VUL (1)	4,929	5,108	4,468	-4%	14%
Interest-sensitive whole life	2,297	2,278	2,282	1%	0%
Total account values	$35,278	$33,585	$31,744	5%	6%

In-Force Face Amount
UL and other (1)	$307,900	$297,837	$291,879	3%	2%
Term insurance (2)	271,931	265,154	248,726	3%	7%
Total in-force face amount	$579,831	$562,991	$540,605	3%	4%

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

UL and VUL products with secondary guarantees represented approximately 38% of interest-sensitive life insurance in force as of December 31, 2011, and approximately 43% of sales for 2011.  Changes in the marketplace and product focuses are resulting in a shift in our business mix away from products with secondary guarantees to accumulation products like Indexed UL, VUL, and

COLI.  For example, during the fourth quarter of 2011, UL and VUL products with secondary guarantees represented only 29% of sales.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$2,092	$2,000	$1,942	5%	3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	23	30	12	-23%	150%
Alternative investments (2)	62	49	(69)	27%	171%
Surplus investments (3)	117	107	90	9%	19%
Total net investment income	$2,294	$2,186	$1,975	5%	11%

Interest Credited	$1,235	$1,199	$1,185	3%	1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2011	2010	2009	2011	2010
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.79%	5.87%	5.93%	(8)	(6)
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.09%	0.04%	(2)	5
Alternative investments	0.19%	0.17%	-0.25%	2	42
Net investment income yield on reserves	6.05%	6.13%	5.72%	(8)	41
Interest rate credited to contract holders	4.08%	4.16%	4.23%	(8)	(7)
Interest rate spread	1.97%	1.97%	1.49%	(0)	48

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.90%	6.12%	5.99%	(22)	13
Commercial mortgage loan prepayment and bond makewhole premiums	0.03%	0.07%	0.01%	(4)	6
Alternative investments	0.01%	0.02%	0.00%	(1)	2
Net investment income yield on reserves	5.94%	6.21%	6.00%	(27)	21

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Averages
Attributable to interest-sensitive products:
Invested assets on reserves (1)	$31,752	$29,391	$27,824	8%	6%
Account values - universal and whole life (1)	30,066	28,465	27,674	6%	3%

Attributable to traditional products:
Invested assets on reserves	4,297	4,465	4,896	-4%	-9%
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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Benefits
Death claims direct and assumed	$2,847	$2,538	$2,260	12%	12%
Death claims ceded	(1,368)	(1,154)	(993)	-19%	-16%
Reserves released on death	(452)	(433)	(394)	-4%	-10%
Net death benefits	1,027	951	873	8%	9%
Change in secondary guarantee life insurance product reserves:
Prospective unlocking - assumption changes	(297)	84	(3)	NM	NM
Prospective unlocking - model refinements	155	71	-	118%	NM
Change in reserves, excluding unlocking	467	306	249	53%	23%
Other benefits:
Prospective unlocking - assumption changes	33	-	-	NM	NM
Other benefits, excluding unlocking (1)	284	322	254	-12%	27%
Total benefits	$1,669	$1,734	$1,373	-4%	26%

Death claims per $1,000 of in-force	1.80	1.72	1.63	5%	6%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$678	$664	$676	2%	-2%
General and administrative expenses	473	451	451	5%	0%
Expenses associated with reserve financing	57	37	6	54%	NM
Taxes, licenses and fees	145	129	115	12%	12%
Total expenses incurred	1,353	1,281	1,248	6%	3%
DAC and VOBA deferrals	(948)	(915)	(900)	-4%	-2%
Total expenses recognized before amortization	405	366	348	11%	5%
DAC and VOBA amortization, net of interest
Prospective unlocking - assumption changes	215	129	33	67%	291%
Prospective unlocking - model refinements	(219)	(155)	-	-41%	NM
Retrospective unlocking	12	28	42	-57%	-33%
Amortization, net of interest, excluding unlocking	531	536	496	-1%	8%
Other intangible amortization	4	4	4	0%	0%
Total underwriting, acquisition, insurance and other expenses	$948	$908	$923	4%	-2%

DAC and VOBA Deferrals
As a percentage of sales	135.4%	143.6%	147.5%

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

When comparing DAC and VOBA deferrals as a percentage of sales for 2011 to 2010 and for 2010 to 2009, the decrease is primarily a result of incurred deferrable commissions declining at a rate higher than sales attributable primarily to changes in sales mix to products with lower commission rates.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Operating Revenues
Insurance premiums	$1,778	$1,682	$1,579	6%	7%
Net investment income	152	141	127	8%	11%
Other revenues and fees	9	8	7	13%	14%
Total operating revenues	1,939	1,831	1,713	6%	7%
Operating Expenses
Interest credited	3	3	3	0%	0%
Benefits	1,314	1,296	1,116	1%	16%
Underwriting, acquisition, insurance and other expenses	467	422	403	11%	5%
Total operating expenses	1,784	1,721	1,522	4%	13%
Income (loss) from operations before taxes	155	110	191	41%	-42%
Federal income tax expense (benefit)	54	38	67	42%	-43%
Income (loss) from operations	$101	$72	$124	40%	-42%

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Income (Loss) from Operations by Product Line
Life	$34	$37	$42	-8%	-12%
Disability	64	34	79	88%	-57%
Dental	(2)	(4)	(2)	50%	-100%
Total non-medical	96	67	119	43%	-44%
Medical	5	5	5	0%	0%
Income (loss) from operations	$101	$72	$124	40%	-42%

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	More favorable non-medical loss ratio experience;
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•	Higher net investment income driven by an increase in business.

The increase in income from operations was partially offset primarily by higher underwriting, acquisition, insurance and other expenses attributable to an increase in business and investments in strategic initiatives associated with enhancements to sales and distribution processes and improvements to technology platforms during 2011.

Comparison of 2010 to 2009

Income from operations for this segment decreased due to unfavorable claims incidence and, to a lesser extent, termination experience on our long-term disability business and adverse mortality and morbidity experience on our life business resulting in a non-medical loss ratio of 76.2% during 2010 that was above the high end of our historical expected range of 71% to 74%.

The decrease in income from operations was partially offset primarily by the following:

•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products and strong case persistency; and
•
Higher net investment income driven by an increase in business and more favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information).

Additional Information

During 2011, our non-medical loss ratio was 72.9%, below the 76.2% we experienced during 2010, attributable primarily to improvement in disability claim incidence rates.  Non-medical loss ratios in general are likely to remain within our long-term expectation of 71% to 74% during 2012.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  We have taken actions to manage the effects of our loss ratio results, such as implementing price adjustments on our product lines upon renewal to better reflect our experience going forward.  In addition, we have been focusing on managing the higher volume of incidence through claims risk management, including contracting additional resources to help reduce caseloads and improve claim recovery experience so that incidence volumes do not detract from our claim recovery efforts.  We have also been employing tools to identify and support claimants who will return to work.

We expect to continue making strategic investments during 2012 that will result in higher expenses.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Insurance Premiums by Product Line
Life	$693	$639	$584	8%	9%
Disability	757	727	692	4%	5%
Dental	183	167	149	10%	12%
Total non-medical	1,633	1,533	1,425	7%	8%
Medical	145	149	154	-3%	-3%
Total insurance premiums	$1,778	$1,682	$1,579	6%	7%

Sales	$395	$353	$361	12%	-2%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Benefits and Interest Credited by Product Line
Life	$518	$484	$420	7%	15%
Disability	529	548	443	-3%	24%
Dental	143	136	121	5%	12%
Total non-medical	1,190	1,168	984	2%	19%
Medical	127	131	135	-3%	-3%
Total benefits and interest credited	$1,317	$1,299	$1,119	1%	16%

Loss Ratios by Product Line
Life	74.8%	75.8%	72.0%
Disability	69.9%	75.4%	64.0%
Dental	77.9%	81.5%	81.7%
Total non-medical	72.9%	76.2%	69.1%
Medical	87.9%	87.6%	87.9%

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$201	$190	$176	6%	8%
General and administrative expenses	244	208	204	17%	2%
Taxes, licenses and fees	41	39	36	5%	8%
Total expenses incurred	486	437	416	11%	5%
DAC deferrals	(65)	(61)	(59)	-7%	-3%
Total expenses recognized before amortization	421	376	357	12%	5%
DAC and VOBA amortization, net of interest	46	46	46	0%	0%
Total underwriting, acquisition, insurance and other expenses	$467	$422	$403	11%	5%

DAC Deferrals
As a percentage of insurance premiums	3.7%	3.6%	3.7%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Operating Revenues
Insurance premiums	$1	$2	$4	-50%	-50%
Net investment income	307	326	307	-6%	6%
Amortization of deferred gain on business sold through reinsurance	72	72	73	0%	-1%
Media revenues (net)	77	75	68	3%	10%
Other revenues and fees	4	12	13	-67%	-8%
Total operating revenues	461	487	465	-5%	5%
Operating Expenses
Interest credited	113	120	148	-6%	-19%
Benefits	126	139	258	-9%	-46%
Media expenses	69	59	53	17%	11%
Other expenses	90	176	125	-49%	41%
Interest and debt expense	285	286	261	0%	10%
Total operating expenses	683	780	845	-12%	-8%
Income (loss) from operations before taxes	(222)	(293)	(380)	24%	23%
Federal income tax expense (benefit)	(76)	(107)	(143)	29%	25%
Income (loss) from operations	$(146)	$(186)	$(237)	22%	22%

Comparison of 2011 to 2010

Loss from operations for Other Operations decreased due primarily to lower other expenses attributable to higher legal and merger-related expenses in 2010, partially offset by an assessment associated with the New York State Department of Financial Services’ liquidation plan for Executive Life Insurance Company of New York during 2011.  State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.

The decrease in loss from operations was partially offset primarily by lower net investment income, net of interest credited, attributable to the following:

•
Repurchases of common stock, net cash used in operating activities due primarily to interest payments and transfers to other segments for OTTI, partially offset by distributable earnings received from our insurance segments, resulting in lower average invested assets; and

•	New money rates averaging below our portfolio yields.

Comparison of 2010 to 2009

Loss from operations for Other Operations decreased due primarily to the following:

•
The unfavorable effect during 2009 related to rescinding the reinsurance agreement on certain disability income business sold to Swiss Re (discussed in “Reinsurance” below), which resulted in pre-tax increases in benefits of $78 million, interest credited of $15 million and other expenses of $5 million, partially offset by a $34 million tax benefit;

•
Higher benefits during 2009 associated with our run-off disability income business due to increasing reserves supporting this business and writing off certain receivables upon rescinding the reinsurance agreement; and

•
Higher net investment income due to distributable earnings received from our insurance segments, issuances of common stock and preferred stock and proceeds from the sale of Lincoln UK and Delaware, partially offset by redemption of our Series B preferred stock and repurchase and cancellation of associated common stock warrants, resulting in higher average invested assets.

The decrease in loss from operations was partially offset primarily by the following:

•	Higher other expenses due to:
▪	Settlement of the Transamerica litigation matter during 2010 (see Note 13 for more information);
▪	More favorable state income tax true-ups in 2009; and
▪	Higher branding expenses in 2010;
partially offset by:
▪	Restructuring charges for expense initiatives in 2009; and
▪	Higher merger-related expenses in 2009; and
•	Higher interest and debt expense attributable to higher average balances of outstanding debt during 2010.

Additional Information

The deferred gain on business sold through reinsurance will be fully amortized during the first half of 2017.

The results of Other Operations include our thrift business.  We completed the liquidation of this business on November 30, 2011, which did not have a significant effect on the results of Other Operations.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Other Expenses
General and administrative expenses:
Legal	$1	$77	$14	-99%	NM
Branding	29	27	18	7%	50%
Non-brand marketing	4	11	9	-64%	22%
Other (1)	38	59	52	-36%	13%
Total general and administrative expenses	72	174	93	-59%	87%
Merger-related expenses (2)	-	9	17	-100%	-47%
Restructuring charges (recoveries) for expense initiatives (3)	-	(1)	34	100%	NM
Taxes, licenses and fees	27	(4)	(19)	NM	79%
Inter-segment reimbursement associated with reserve financing and LOC expenses (4)	(9)	(2)	-	NM	NM
Total other expenses	$90	$176	$125	-49%	41%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010

Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$89	$69	$54	29%	28%
Total excluded realized gain (loss)	(388)	(146)	(1,200)	NM	88%
Total realized gain (loss), pre-tax	$(299)	$(77)	$(1,146)	NM	93%

Reconciliation of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(252)	$(95)	$(780)	NM	88%
Benefit ratio unlocking	(14)	10	89	NM	-89%
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$(266)	$(85)	$(691)	NM	88%

Components of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(99)	$(118)	$(350)	16%	66%
Gain (loss) on the mark-to-market on certain instruments	(54)	49	23	NM	113%
Variable annuity net derivatives results:
Hedge program performance	(106)	(27)	103	NM	NM
Unlocking for GLB reserves hedged	(72)	18	(157)	NM	111%
GLB NPR component	65	(19)	(313)	NM	94%
Total variable annuity net derivatives results	(113)	(28)	(367)	NM	92%
Indexed annuity forward-starting option	-	12	2	-100%	NM
Realized gain (loss) on sale of subsidiaries/businesses	-	-	1	NM	-100%
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$(266)	$(85)	$(691)	NM	88%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2011 to 2010

We had higher realized losses in 2011 as compared to 2010 due primarily to the following:

•
Losses on the mark-to-market on certain instruments during 2011 as compared to gains in 2010 attributable to spreads widening on corporate credit default swaps, partially offset by declines in interest rates leading to an increase in the value of our trading securities; and

•	Higher losses on variable annuity net derivatives results attributable to:
▪	Volatile capital markets during 2011 resulting in higher losses in our hedge program; and
▪	The effect of unlocking in 2011 as compared to 2010 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
partially offset by:
▪	Widening of our credit spreads during 2011 resulting in a favorable GLB NPR component (see “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined).

Comparison of 2010 to 2009

We had lower realized losses in 2010 as compared to 2009 due primarily to the following:

•	More favorable variable annuity net derivatives results attributable to:
▪
Narrowing of our credit spreads during 2009 resulting in an unfavorable GLB NPR component (see “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined); and

▪	The effect of unlocking in 2010 as compared to 2009 (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
partially offset by:
▪	Less favorable hedge program performance;
•	General improvement in the credit markets leading to a decline in OTTI (see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below for more information); and
•
Higher gains on the mark-to-market on certain instruments attributable to spreads narrowing on corporate credit default swaps and declines in interest rates leading to an increase in the value of our trading securities.

Operating Realized Gain (Loss)

Operating realized gain (loss) includes indexed annuity net derivatives results representing the net difference between the change in the fair value of the S&P 500 call options that we hold and the change in the fair value of the embedded derivative liabilities of our indexed annuity products.  The change in the fair value of the liability for the embedded derivative represents the amount that is credited to the indexed annuity contract.

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserves and the benefit reserves based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value on our Consolidated Balance Sheets with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

We also include the risk/profit margin portion of the GLB attributed rider fees in operating realized gain (loss) and include the net valuation premium of the GLB attributed rider fees in excluded realized gain (loss).  For our Annuities and Retirement Plan Services segments, the excess of total fees collected from the contract holders over the GLB attributed rider fees is reported in insurance fees.

Details underlying the effect to operating realized gain (loss) from unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Retrospective unlocking	$39	$34	$20	15%	70%

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

Gain (loss) on the mark-to-market on certain instruments, including those associated with our consolidated variable interest entities (“VIEs”) and trading securities represents changes in the fair values of certain derivative instruments (including the credit default swaps and contingent forwards associated with consolidated VIEs), total return swaps (embedded derivatives that are theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements) and trading securities.

See Note 4 for information about our consolidated VIEs.

Variable Annuity Net Derivatives Results

Our variable annuity net derivatives results include the net valuation premium, the change in the GLB embedded derivative reserves and the change in the fair value of the derivative instruments we own to hedge them, including the cost of purchasing the hedging instruments.  In addition, these results include the changes in reserves not accounted for at fair value and resulting benefit ratio unlocking on our GDB and GLB riders and the change in the fair value of the derivative instruments we own to hedge them.

We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivative reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  Our variable annuity net derivatives results can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  We do not attempt to hedge the change in the NPR component of the liability.  As of December 31, 2011, the net effect of the NPR resulted in a $211 million decrease in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2011	2010
10-year CDS spread	3.65%	4.42%	2.02%	1.78%	1.98%
NPR factor related to 10-year CDS spread	0.43%	0.51%	0.24%	0.17%	0.17%
Unadjusted embedded derivative liability	$2,418	$2,642	$306	$112	$389

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of December 31, 2011, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $315 million, pre-DAC and pre-tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of December 31, 2011, then there would have been a favorable effect to net income of approximately $120 million, pre-DAC and pre-tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2011	2010	2011	2010
Investments
AFS securities:
Fixed maturity	$75,433	$68,030	81.0%	81.6%
VIEs' fixed maturity	700	584	0.8%	0.7%
Total fixed maturity	76,133	68,614	81.8%	82.3%
Equity	139	197	0.1%	0.2%
Trading securities	2,675	2,596	2.9%	3.1%
Mortgage loans on real estate	6,942	6,752	7.4%	8.1%
Real estate	137	202	0.1%	0.3%
Policy loans	2,884	2,865	3.1%	3.5%
Derivative investments	3,151	1,076	3.4%	1.3%
Alternative investments	807	750	0.9%	0.9%
Other investments	262	288	0.3%	0.3%
Total investments	$93,130	$83,340	100.0%	100.0%

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

Fixed Maturity and Equity Securities Portfolios

Fixed maturity securities and equity securities consist of portfolios classified as AFS and trading.  Mortgage-backed and private securities are included in both of the AFS and trading portfolios.

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

	As of December 31, 2011
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,926	$607	$158	$9,375	12.3%
Basic industry	3,394	323	27	3,690	4.8%
Capital goods	3,933	455	9	4,379	5.8%
Communications	3,247	364	37	3,574	4.7%
Consumer cyclical	3,226	345	36	3,535	4.6%
Consumer non-cyclical	7,956	1,190	1	9,145	12.0%
Energy	5,026	690	6	5,710	7.5%
Technology	1,682	192	3	1,871	2.5%
Transportation	1,360	166	1	1,525	2.0%
Industrial other	755	74	3	826	1.1%
Utilities	10,644	1,457	27	12,074	15.8%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	3,226	357	-	3,583	4.7%
Non-agency backed	1,481	12	199	1,294	1.7%
Mortgage pass through securities ("MPTS"):
Agency backed	2,982	179	-	3,161	4.2%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	1,642	73	115	1,600	2.1%
Corporate asset-backed securities ("ABS"):
CDOs	88	-	6	82	0.1%
Commercial real estate ("CRE") CDOs	33	-	13	20	0.0%
Credit card	790	47	-	837	1.1%
Home equity	905	3	271	637	0.8%
Manufactured housing	85	5	1	89	0.1%
Auto loan	52	1	-	53	0.1%
Other	246	29	1	274	0.4%
Municipals:
Taxable	3,452	565	9	4,008	5.3%
Tax-exempt	38	1	-	39	0.1%
Government and government agencies:
United States	1,468	232	-	1,700	2.2%
Foreign	1,746	152	4	1,894	2.5%
Hybrid and redeemable preferred securities	1,277	50	170	1,157	1.5%
Total fixed maturity AFS securities	69,661	7,569	1,097	76,133	100.0%
Equity AFS Securities	135	16	12	139
Total AFS securities	69,796	7,585	1,109	76,272
Trading Securities (1)	2,301	408	34	2,675
Total AFS and trading securities	$72,097	$7,993	$1,143	$78,947

	As of December 31, 2010
			Unrealized		%
	Amortized	Unrealized	Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,377	$438	$148	$8,667	12.7%
Basic industry	2,478	203	20	2,661	3.9%
Capital goods	3,425	243	45	3,623	5.3%
Communications	3,050	251	32	3,269	4.8%
Consumer cyclical	2,772	185	47	2,910	4.2%
Consumer non-cyclical	7,259	628	20	7,867	11.5%
Energy	4,533	428	17	4,944	7.2%
Technology	1,414	108	9	1,513	2.2%
Transportation	1,379	116	3	1,492	2.2%
Industrial other	884	53	10	927	1.4%
Utilities	9,800	708	62	10,446	15.2%
CMOs:
Agency backed	3,975	308	1	4,282	6.2%
Non-agency backed	1,718	16	259	1,475	2.1%
MPTS:
Agency backed	2,978	106	5	3,079	4.5%
Non-agency backed	2	-	-	2	0.0%
CMBS:
Non-agency backed	2,144	95	186	2,053	3.0%
ABS:
CDOs	128	22	8	142	0.2%
CRE CDOs	46	-	14	32	0.0%
Credit card	831	33	4	860	1.3%
Home equity	1,002	6	268	740	1.1%
Manufactured housing	110	3	4	109	0.2%
Auto loan	162	2	-	164	0.2%
Other	211	21	1	231	0.3%
Municipals:
Taxable	3,219	27	94	3,152	4.6%
Tax-exempt	3	-	-	3	0.0%
Government and government agencies:
United States	931	120	2	1,049	1.5%
Foreign	1,438	94	7	1,525	2.2%
Hybrid and redeemable preferred securities	1,476	56	135	1,397	2.0%
Total fixed maturity AFS securities	65,745	4,270	1,401	68,614	100.0%
Equity AFS Securities	179	25	7	197
Total AFS securities	65,924	4,295	1,408	68,811
Trading Securities (1)	2,340	297	41	2,596
Total AFS and trading securities	$68,264	$4,592	$1,449	$71,407

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to the “Trading Securities” section for further details.

AFS Securities

In accordance with the AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to accumulated OCI.  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2011			As of December 31, 2010
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$42,436	$47,490	62.4%	$40,573	$42,769	62.3%
2	Baa	23,323	25,237	33.1%	21,032	22,286	32.5%
Total investment grade securities		65,759	72,727	95.5%	61,605	65,055	94.8%

Below Investment Grade Securities
3	Ba	2,466	2,350	3.1%	2,620	2,403	3.5%
4	B	960	750	1.0%	796	665	1.0%
5	Caa and lower	318	218	0.3%	476	325	0.5%
6	In or near default	158	88	0.1%	248	166	0.2%
Total below investment grade securities		3,902	3,406	4.5%	4,140	3,559	5.2%
Total fixed maturity AFS securities		$69,661	$76,133	100.0%	$65,745	$68,614	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.6%	4.5%		6.3%	5.2%

(1)
Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody's Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

Comparisons between the NAIC ratings and rating agency designations are published by the NAIC.  The NAIC assigns securities quality ratings and uniform valuations, which are used by insurers when preparing their annual statements.  The NAIC ratings are similar to the rating agency designations of the Nationally Recognized Statistical Rating Organizations for marketable bonds.  NAIC ratings 1 and 2 include bonds generally considered investment grade (rated Baa3 or higher by Moody’s, or rated BBB- or higher by S&P and Fitch), by such ratings organizations.  However, securities rated NAIC 1 and NAIC 2 could be deemed below investment grade by the rating agencies as a result of the current RBC rules for residential mortgage-backed securities (“RMBS”) and CMBS for statutory reporting.  NAIC ratings 3 through 6 include bonds generally considered below investment grade (rated Ba1 or lower by Moody’s, or rated BB+ or lower by S&P and Fitch).

We have identified direct and indirect exposure to select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary and Cyprus.  These countries were identified due to high credit spreads and political and economic uncertainty in these countries.  The exposure was determined by country of domicile, provided that a meaningful portion of revenues is generated from the country of domicile.  As of December 31, 2011, we had direct sovereign exposure only to Italy with an amortized cost of $3 million and fair value of $2 million.   We had no exposure to any issuers, sovereign or non-sovereign, located in Greece, Hungary or Cyprus.  Our non-sovereign exposure in Ireland, Italy, Portugal and Spain was limited to two large banks in which we had investments with an amortized cost and fair value of $77 million as of December 31, 2011.

Our total non-banking and non-sovereign AFS securities exposure to Ireland, Italy, Portugal and Spain had an amortized cost of $770 million and a fair value of $798 million as of December 31, 2011, of which approximately 50% was related to large multinational companies domiciled in those countries.  The detailed breakout by country was as follows (in millions):

	Amortized	Fair
	Cost	Value
Spain	$367	$386
Ireland	215	227
Italy	148	154
Portugal	40	31
Total	$770	$798

We purchased a European subordinated investment grade financial index hedge in the amount of €35 million with a maturity of December 20, 2016, to provide some protection on possible defaults on our European investments.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.  We have incorporated these risks into our stress testing.

As of December 31, 2011 and 2010, 67.4% and 79.8%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of December 31, 2011, decreased $299 million.  This change was attributable to a decline in overall market yields, which was driven by market uncertainty and weakening economic activity.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2011, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of December 31, 2011
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$324	$115	1 to 41	27	22.1%	15.3%
Hybrid and redeemable preferred securities	677	170	1 to 55	31	N/A	N/A

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

We concluded that it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, that the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities and that we have the ability to hold the equity AFS securities for a period of time sufficient for recovery.  This conclusion is consistent with our asset-liability management process.  Management considers the following as part of the evaluation:

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

As reported on our Consolidated Balance Sheets, we had $97.6 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $82.8 billion as of December 31, 2011.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $69.1 billion, excluding consolidated VIEs in the amount of $700 million, as of December 31, 2011, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2011 and 2010, the estimated fair value for all private securities was $9.3 billion and $8.4 billion, respectively, representing approximately 10% of total invested assets.

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

Our exposure to subprime mortgage lending is limited to investments in banks and other financial institutions that may be affected by subprime lending and direct investments in CDOs, ABS and RMBS.  Mortgage-related ABS are backed by home equity loans and RMBS are backed by residential mortgages.  These securities are backed by loans that are characterized by borrowers of differing levels of creditworthiness:  prime; Alt-A; and subprime.  Prime lending is the origination of residential mortgage loans to customers with excellent credit profiles.  Alt-A lending is the origination of residential mortgage loans to customers who have prime credit profiles but lack documentation to substantiate income.  Subprime lending is the origination of loans to customers with weak or impaired credit profiles.

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.  The credit ratings of our securities reflect the seniority of the securities that we own.  Our RMBS had a market value of $8.3 billion and an unrealized gain of $365 million, or 4%, as of December 31, 2011.

The market value of AFS securities and trading securities backed by subprime loans was $442 million and represented less than 1% of our total investment portfolio as of December 31, 2011.  AFS securities represented $428 million, or 97%, and trading securities represented $14 million, or 3%, of the subprime exposure as of December 31, 2011.  AFS securities and trading securities rated A or above represented 45% of the subprime investments and $223 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions):

	As of December 31, 2011
	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$6,743	$6,207	$835	$911	$461	$567	$-	$4	$8,039	$7,689
ABS home equity	4	4	-	-	205	280	428	621	637	905
Total by type (1)(2)	$6,747	$6,211	$835	$911	$666	$847	$428	$625	$8,676	$8,594

Rating
AAA	$6,672	$6,142	$62	$60	$32	$31	$79	$82	$6,845	$6,315
AA	60	56	52	51	6	6	44	50	162	163
A	15	13	54	56	33	36	64	68	166	173
BBB	-	-	52	55	63	64	23	24	138	143
BB and below	-	-	615	689	532	710	218	401	1,365	1,800
Total by rating (1)(2)(3)	$6,747	$6,211	$835	$911	$666	$847	$428	$625	$8,676	$8,594

Origination Year
2004 and prior	$1,562	$1,445	$215	$221	$228	$255	$209	$265	$2,214	$2,186
2005	842	754	119	141	245	300	158	230	1,364	1,425
2006	246	217	162	175	158	237	60	128	626	757
2007	1,097	963	339	374	35	55	-	-	1,471	1,392
2008	240	217	-	-	-	-	-	-	240	217
2009	1,197	1,121	-	-	-	-	1	2	1,198	1,123
2010	1,074	1,020	-	-	-	-	-	-	1,074	1,020
2011	489	474	-	-	-	-	-	-	489	474
Total by origination year (1)(2)	$6,747	$6,211	$835	$911	$666	$847	$428	$625	$8,676	$8,594

Total AFS RMBS as a percentage of total AFS securities									11.4%	12.3%

Total prime/non-agency, Alt-A and subprime as a percentage of total AFS securities									2.5%	3.4%
(1)
Does not include the fair value of trading securities totaling $265 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $265 million in trading securities consisted of $241 million prime, $10 million Alt-A and $14 million subprime.

(2)
Does not include the amortized cost of trading securities totaling $255 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $255 million in trading securities consisted of $225 million prime, $13 million Alt-A and $17 million subprime.

(3)
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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of December 31, 2011
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,553	$1,551	$47	$91	$-	$-	$1,600	$1,642
CRE CDOs	-	-	-	-	20	33	20	33
Total by type (1)(2)	$1,553	$1,551	$47	$91	$20	$33	$1,620	$1,675

Rating
AAA	$1,028	$967	$14	$13	$-	$-	$1,042	$980
AA	215	213	10	10	-	-	225	223
A	134	138	5	6	1	1	140	145
BBB	108	114	5	6	7	8	120	128
BB and below	68	119	13	56	12	24	93	199
Total by rating (1)(2)(3)	$1,553	$1,551	$47	$91	$20	$33	$1,620	$1,675

Origination Year
2004 and prior	$901	$893	$23	$23	$4	$5	$928	$921
2005	325	309	23	60	7	8	355	377
2006	136	149	1	8	9	20	146	177
2007	136	146	-	-	-	-	136	146
2010	55	54	-	-	-	-	55	54
Total by origination year (1)(2)	$1,553	$1,551	$47	$91	$20	$33	$1,620	$1,675

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							2.1%	2.4%

(1)
Does not include the fair value of trading securities totaling $34 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $34 million in trading securities consisted of $31 million CMBS and $3 million CRE CDOs.

(2)
Does not include the amortized cost of trading securities totaling $39 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $39 million in trading securities consisted of $35 million CMBS and $4 million CRE CDOs.

(3)
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

As of December 31, 2011, the amortized cost and fair value of our exposure to Monoline insurers was $593 million and $537 million, respectively.

Composition by Industry Categories of our Unrealized Losses on AFS Securities

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

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of December 31, 2011
						%
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Loss	Loss
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$680	10.5%	$972	12.7%	$292	26.3%
Banking	1,507	23.2%	1,769	23.2%	262	23.6%
CMOs	946	14.5%	1,142	15.0%	196	17.7%
CMBS	324	5.0%	439	5.8%	115	10.4%
Property and casualty insurers	108	1.7%	136	1.8%	28	2.5%
Media - non-cable	155	2.4%	182	2.4%	27	2.4%
Electric	217	3.3%	240	3.2%	23	2.1%
Retailers	67	1.0%	88	1.2%	21	1.9%
Paper	102	1.6%	122	1.6%	20	1.8%
Life	117	1.8%	129	1.7%	12	1.1%
Local authorities	40	0.6%	51	0.7%	11	1.0%
Wirelines	159	2.4%	170	2.2%	11	1.0%
Brokerage	87	1.3%	97	1.3%	10	0.9%
Industries with unrealized losses less than $10 million	1,994	30.7%	2,075	27.2%	81	7.3%
Total by industry	$6,503	100.0%	$7,612	100.0%	$1,109	100.0%

Total by industry as a percentage of total AFS securities	8.5%		10.9%		100.0%

As of December 31, 2011, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $1,015 million and $701 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2011		As of December 31, 2010
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,854	98.7%	$6,699	99.2%
Delinquent and in foreclosure (1)	88	1.3%	53	0.8%
Total mortgage loans on real estate	$6,942	100.0%	$6,752	100.0%

(1)	As of December 31, 2011 and 2010, there were 16 and 10 mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of December 31,
	2011	2010
By Segment
Annuities	$1,341	$1,172
Retirement Plan Services	1,080	920
Life Insurance	3,731	3,856
Group Protection	278	285
Other Operations	512	519
Total mortgage loans on real estate	$6,942	$6,752

As of
December 31,
2011
Allowance for Losses
Balance as of beginning-of-year	$13
Additions	24
Charge-offs, net of recoveries	(6)
Balance as of end-of-year	$31

	As of December 31, 2011			As of December 31, 2011
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,207	31.8%	CA	$1,579	22.7%
Industrial	1,775	25.6%	TX	636	9.2%
Retail	1,557	22.4%	MD	420	6.1%
Apartment	1,022	14.7%	VA	350	5.0%
Mixed use	152	2.2%	NC	285	4.1%
Hotel/Motel	132	1.9%	TN	279	4.0%
Other commercial	97	1.4%	FL	272	3.9%
Total	$6,942	100.0%	WA	264	3.8%
			GA	233	3.4%
Geographic Region			AZ	216	3.1%
Pacific	$1,965	28.3%	IN	208	3.0%
South Atlantic	1,689	24.3%	IL	189	2.7%
East North Central	671	9.7%	NV	184	2.7%
West South Central	656	9.5%	OH	177	2.5%
Mountain	553	8.0%	PA	174	2.5%
East South Central	475	6.8%	NY	150	2.2%
Middle Atlantic	442	6.4%	MN	149	2.1%
West North Central	349	5.0%	Other states under 2%	1,177	17.0%
New England	142	2.0%	Total	$6,942	100.0%
Total	$6,942	100.0%

	As of December 31, 2011			As of December 31, 2011
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,486	35.7%	2012	$309	4.4%
2005	783	11.3%	2013	379	5.4%
2006	647	9.3%	2014	402	5.8%
2007	911	13.1%	2015	622	8.9%
2008	796	11.4%	2016	518	7.5%
2009	148	2.1%	2017 and thereafter	4,730	68.0%
2010	280	4.0%	Total	$6,960	100.0%
2011	909	13.1%
Total	$6,960	100.0%

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

There were 12 and 9 impaired mortgage loans on real estate, or 1% and less than 1% of the total dollar amount of mortgage loans on real estate as of December 31, 2011 and 2010, respectively.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $76 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $41 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $48 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2010, was $5 million.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Annuities	$10	$14	$3	-29%	NM
Retirement Plan Services	6	10	2	-40%	NM
Life Insurance	71	63	(66)	13%	195%
Group Protection	3	5	1	-40%	NM
Other Operations	-	1	5	-100%	-80%
Total (1)	$90	$93	$(55)	-3%	269%

(1)	Represents net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2011 and 2010, alternative investments included investments in approximately 96 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Annuities	$4	$2	$(3)	100%	167%
Retirement Plan Services	2	1	(3)	100%	133%
Life Insurance	30	14	(65)	114%	122%
Group Protection	2	1	(1)	100%	200%
Total	$38	$18	$(72)	111%	125%

Non-Income Producing Investments

As of December 31, 2011 and 2010, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $14 million and $17 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Net Investment Income
Fixed maturity AFS securities	$3,842	$3,694	$3,474	4%	6%
VIEs' fixed maturity AFS securities	14	14	-	0%	NM
Equity AFS securities	5	6	8	-17%	-25%
Trading securities	154	157	159	-2%	-1%
Mortgage loans on real estate	408	424	462	-4%	-8%
Real estate	22	24	18	-8%	33%
Standby real estate equity commitments	1	1	1	0%	0%
Policy loans	165	169	172	-2%	-2%
Invested cash	4	7	15	-43%	-53%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	82	67	24	22%	179%
Alternative investments (2)	90	93	(55)	-3%	269%
Consent fees	3	8	5	-63%	60%
Other investments	(27)	(3)	9	NM	NM
Investment income	4,763	4,661	4,292	2%	9%
Investment expense	(111)	(120)	(114)	8%	-5%
Net investment income	$4,652	$4,541	$4,178	2%	9%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2011	2010	2009	2011	2010
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.49%	5.63%	5.81%	(14)	(18)
Commercial mortgage loan
prepayment and bond
makewhole premiums	0.10%	0.09%	0.03%	1	6
Alternative investments	0.11%	0.12%	-0.08%	(1)	20
Consent fees	0.00%	0.01%	0.01%	(1)	-
Net investment income yield on invested assets	5.70%	5.85%	5.77%	(15)	8

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Average invested assets at amortized cost	$81,640	$77,558	$72,359	5%	7%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and fixed portion of retirement plan and VUL products.  The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable.  Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond makewhole premiums, alternative investments and contingent interest and standby real estate equity commitments.  These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

The increase in net investment income when comparing 2011 to 2010 was attributable to higher prepayment and bond makewhole premiums (see “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable, partially offset by new money rates averaging below our portfolio yields.

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

As of December 31, 2011, we did not have any standby real estate equity commitments.  During 2011, we funded commitments of $19 million and recorded a gain of $6 million due to our funding being less than our estimated allowance for loss related to these commitments.  As of December 31, 2010, we had standby real estate equity commitments totaling $53 million.  During 2010, we funded commitments of $142 million and recorded a loss of $8 million.  During 2009, we recorded a $69 million estimated allowance for loss related to the probable funding of our outstanding commitments.  As a result of the 2011 and 2010 funding, the allowance for loss related to these commitments was $0 and $13 million as of December 31, 2011 and 2010, respectively.

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Fixed maturity AFS securities:
Gross gains	$86	$107	$161	-20%	-34%
Gross losses	(227)	(248)	(709)	8%	65%
Equity AFS securities:
Gross gains	12	9	6	33%	50%
Gross losses	-	(3)	(27)	100%	89%
Gain (loss) on other investments	(9)	(53)	(130)	83%	59%
Associated amortization of DAC, VOBA, DSI, and DFEL and changes in other contract holder funds	(13)	8	161	NM	-95%
Total realized gain (loss) related to certain investments, pre-tax	$(151)	$(180)	$(538)	16%	67%

Amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds reflect an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization and changes in other contract holder funds within realized loss reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments could create volatility in net realized gains and losses.  The write-down for impairments includes both credit-related and interest-rate related impairments.

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2011 and 2010, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Fixed maturity securities:
Corporate bonds	$(14)	$(90)	$(214)	84%	58%
RMBS	(79)	(65)	(250)	-22%	74%
CMBS	(57)	(41)	-	-39%	NM
CDOs	(1)	(1)	(39)	0%	97%
Hybrid and redeemable preferred securities	(2)	(5)	(67)	60%	93%
Total fixed maturity securities	(153)	(202)	(570)	24%	65%
Equity securities	-	(3)	(27)	100%	89%
Gross OTTI recognized in net income (loss)	(153)	(205)	(597)	25%	66%
Associated amortization of DAC, VOBA, DSI and DFEL	35	53	205	-34%	-74%
Net OTTI recognized in net income (loss), pre-tax	$(118)	$(152)	$(392)	22%	61%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$58	$98	$357	-41%	-73%
Change in DAC, VOBA, DSI and DFEL	(11)	(10)	(82)	-10%	88%
Net portion of OTTI recognized in OCI, pre-tax	$47	$88	$275	-47%	-68%

The decrease in write-downs for OTTI when comparing 2011 to 2010 was primarily due to a decline in write-downs for OTTI on our corporate bonds attributable to continued strengthening of the associated market, partially offset by an increase in write-downs for OTTI on our AFS MBS attributable primarily to continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.

The $211 million of impairments taken during 2011 were split between $153 million of credit-related impairments and $58 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  The noncredit-related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

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

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2011, the reserves associated with these reinsurance arrangements totaled $878 million.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $6.5 billion as of December 31, 2011 and 2010.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.8 billion and $3.0 billion as of December 31, 2011 and 2010, respectively.  Swiss Re has funded a trust with a balance of $2.2 billion as of December 31, 2011, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives included $1.0 billion and $142 million, respectively, as of December 31, 2011, related to the business sold to Swiss Re.

We sold a block of disability income business to Swiss Re as part of several indemnity reinsurance transactions executed in 2001, as discussed above.  On January 24, 2009, an award of rescission was declared related to an ongoing dispute between us and Swiss Re for this treaty, which requires us to be fully responsible for all claims incurred and liabilities supporting this block as if the reinsurance treaty never existed. We completed a review of the adequacy of the reserves supporting the liabilities during the fourth quarter of 2009.  See Note 13 for a discussion of the effects of the rescission.

See Note 9 for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.3 billion, $1.7 billion and $937 million in 2011, 2010 and 2009, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During 2011, our payables for collateral on derivative investments increased by $2.2 billion as declines in the equity and credit markets and interest rates increased the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010

The Lincoln National Life Insurance Company ("LNL")	$836	$712	$405	17%	76%
Lincoln Financial Media (1)	-	-	2	NM	-100%
First Penn-Pacific	18	-	50	NM	-100%
Delaware Investments (2)	-	390	10	-100%	NM
Lincoln Barbados	-	-	300	NM	-100%
Newton County Loan & Savings, FSB (“NCLS”)	21	-	-	NM	NM
Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	105	93	94	13%	-1%
	$980	$1,195	$861	-18%	39%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$-	$368	$652	-100%	-44%
Lincoln UK sale proceeds	-	18	307	-100%	-94%
Increase (decrease) in commercial paper, net	(100)	1	(216)	NM	100%
Net capital received from (paid for taxes on) stock option exercises and restricted stock	(1)	-	(1)	NM	100%
	$(101)	$387	$742	NM	-48%

(1)	During May of 2009, Lincoln Financial Media became a subsidiary of LNL.
(2)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.

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

We expect our domestic insurance subsidiaries could pay dividends of approximately $675 million in 2012 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Statutory reserves established for variable annuity contracts and riders are sensitive to changes in the equity markets and are affected by the level of account values relative to the level of any guarantees, product design and reinsurance arrangements.  As a result, the relationship between reserve changes and equity market performance is non-linear during any given reporting period.  Market conditions greatly influence the ultimate capital required due to its effect on the valuation of reserves and derivative assets hedging these reserves.  For example, if the level of the S&P 500 had been 10% lower as of December 31, 2011, we estimate that our RBC ratios would have declined by approximately 5% to 15% of RBC.  Likewise, if the level of the S&P 500 had been 10% higher as of December 31, 2011, we estimate that our RBC ratios would have increased by approximately 1% to 10% of RBC.  However, the magnitude of such sensitivities could vary significantly depending on a variety of factors, including, but not limited to, contract holder activity, hedge positions, changes in interest rates and the rate or volatility of market movements.

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

For discussion of our strategies to lessen the burden of increased AG38 and XXX statutory reserves associated with certain UL products and other products with secondary guarantees on our insurance subsidiaries, see “Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain.”

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Year Ended December 31, 2011
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Commercial paper (2)	$100	$-	$-	$-	$(100)	$-
Current maturities of long-term debt (3)	250	-	(250)	-	300	300
Other short-term debt (4)	1	-	(1)	-	-	-
Total short-term debt	$351	$-	$(251)	$-	$200	$300

Long-Term Debt
Senior notes	$3,464	$300	$-	$264	$(298)	$3,730
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,485	-	(275)	-	1	1,211
Total long-term debt	$5,399	$300	$(275)	$264	$(297)	$5,391

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	During 2011, we had an average of $35 million outstanding, a maximum amount outstanding of $103 million at any time and a weighted average interest rate of 0.20%.
(3)
Consisted of a $300 million 5.65% fixed rate senior note that matures in less than one year.  As of December 31, 2010, we reported $250 million in short-term debt that consisted of a fixed rate senior note that matured on December 15, 2011.

(4)	Consisted of advances from the FHLBI with a maturity of less than one year when made.

For more information about our debt issuances, maturities and redemptions, see Note 12.

Within the next two years, we have a $300 million 5.65% fixed rate senior note maturing on August 27, 2012, and a $200 million floating rate senior note maturing on July 18, 2013.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of December 31, 2011, the holding company had $622 million in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as discussed below, it had a $58 million payable under the inter-company cash management program.

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

For information about our credit facilities and LOCs, see Note 12.

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of December 31, 2011.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

Our indicative credit ratings published by the primary rating agencies are set forth below.  Securities are rated at the time of issuance so actual ratings may differ from the indicative ratings.  There may be other rating agencies that also provide credit ratings, which we do not disclose in our reports.

The long-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – aaa to d
•	Fitch – AAA to D
•	Moody’s – Aaa to C
•	S&P – AAA to D

As of February 21, 2012, our indicative long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa2	A-
(7th of 22)	(8th of 21)	(9th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1 to D

As of February 21, 2012, our indicative short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
AMB-1	F2	P-2	A-2
(2nd of 6)	(3rd of 8)	(2nd of 4)	(2nd of 9)

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital.  In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described in “Part I – Item 1. Business – Financial Strength Ratings.”

All ratings are on outlook stable, except Moody’s ratings, which are on outlook positive.  All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that we can maintain these ratings.  Each rating should be evaluated independently of any other rating.

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2012, and June 30, 2012.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3%

of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.  The holding company did not borrow from the cash management program during 2011; however, it had an outstanding payable of $58 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of December 31, 2011.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of December 31, 2011, our insurance subsidiaries had securities with a carrying value of $200 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Common dividends to stockholders	$62	$12	$62	NM	-81%
Repurchase and cancellation of common stock warrants	-	48	-	-100%	NM
Repurchase of common stock	576	25	-	NM	NM
Total cash returned to stockholders	$638	$85	$62	NM	37%

Number of shares issued	-	14.138	46.000	-100%	-70%
Average price per share	$-	$26.09	$14.34	-100%	86%

Number of shares repurchased	24.661	1.048	-	NM	NM
Average price per share	$23.33	$23.87	$-	-4%	NM

On November 10, 2011, our Board of Directors approved an increase of the dividend on our common stock from $0.05 to $0.08 per share.  Additionally, we expect to repurchase additional shares of common stock during 2012 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 5(c)” above.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2011	2010	2009	2011	2010
Debt service (interest paid)	$303	$280	$238	8%	18%
Capital contribution to subsidiaries	17	125	1,260	-86%	-90%
Total	$320	$405	$1,498	-21%	-73%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2011, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder obligations (1)	$14,598	$26,257	$22,501	$68,543	$131,899
Short-term debt (2)	300	-	-	-	300
Long-term debt (2)	-	700	250	4,138	5,088
Payables for collateral on investments (3)	517	37	-	-	554
Operating leases	40	67	48	56	211
Football stadium naming rights (4)	7	14	14	46	81
Outsourcing arrangements (5)	13	21	17	-	51
Retirement and other plans (6)	94	184	185	466	929
Totals	$15,569	$27,280	$23,015	$73,249	$139,113

(1)
We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts, which include mortality, morbidity, future lapse rates and interest crediting rates and assumed an 8% rate to arrive at discounted cash flows.  Due to the significance of the assumptions used, the amounts presented could materially differ from actual results.  See Note 1 for details of what these liabilities include and represent.

(2)	Represents principal amounts of debt only. See Note 12 for additional information.
(3)	Excludes collateral payable held for derivative investments. See Note 5 for additional information.
(4)	Includes a maximum annual increase related to the Consumer Price Index. See Note 13 for additional information.
(5)	Includes an information technology agreement and certain other outsourcing arrangements. See Note 13 for additional information.
(6)
Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2021 and known payments under deferred compensation arrangements.  See Note 17 for additional information.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans, discussed in “Defined Benefit Contributions” below.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $409 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2011, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,000	$1,821	$3,821
Investment commitments	345	124	72	-	541
Media commitments (1)	20	12	1	-	33
Total	$365	$136	$2,073	$1,821	$4,395

(1)	Consists primarily of employment contracts, sports rights fees and rating service contracts.

Defined Benefit Contributions

We contributed $36 million, $31 million and $11 million in 2011, 2010 and 2009, respectively, to U.S. pension plans; $1 million, less than $1 million and $44 million in 2011, 2010 and 2009, respectively, to our U.K. pension plan; and $15 million, $15 million and $16 million in 2011, 2010 and 2009, respectively, to our postretirement plan that provides medical, dental and life insurance benefits.  Our U.S. defined benefit pension plans were frozen as of December 31, 2007, or earlier; and our non-U.S. defined benefit pension plan was frozen as of September 30, 2009.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.

Based on our calculations, we expect to be required to make a $1 million contribution related to administrative expenses to our qualified pension plans in 2012 under applicable pension law.  In addition, we analyze and review opportunities to make contributions in excess of those required under applicable pension law.  Such excess contributions will be made from time to time if, based on our analysis, we believe that the excess contributions serve the best interests of both the Company and of plan participants.

We expect to fund approximately $10 million to our nonqualified U.S. defined benefit plan and $10 million to our postretirement benefit plans during 2012.  These amounts include anticipated benefit payments for nonqualified plans.

The majority of contributions and benefit payments are made by our insurance subsidiaries with little holding company cash flow affects.  See Note 17 for additional information.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, default risk, basis risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8.  Financial Statements and Supplementary Data,” as well as “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).”

Interest Rate Risk

With respect to accumulation and investment-oriented products, we seek to earn a stable and profitable spread, or margin, between investment income we earn on our invested assets and interest credited to account values of our contract holders.  If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced.  The combination of a probable range of interest rate changes over the next 12 months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender all work together to mitigate this risk.  The interest rate scenarios of concern are those in which there is a substantial, relatively prolonged decrease in interest rates that is sustained over a long period or a rapid increase in interest rates.

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2011:

								Estimated
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,501	$3,206	$3,319	$2,820	$3,296	$52,903	$68,045	$75,027
Average interest rate	5.9%	5.8%	6.2%	5.4%	5.4%	5.6%	5.6%
Variable interest rate securities	$45	$44	$267	$89	$241	$3,973	$4,659	$3,778
Average interest rate	7.8%	5.6%	2.7%	7.3%	10.2%	4.6%	4.8%
Mortgage loans on real estate	$309	$379	$402	$622	$518	$4,730	$6,960	$7,608
Average interest rate	7.2%	6.2%	6.1%	6.0%	6.1%	6.0%	6.1%
Rate Sensitive Liabilities
Investment type insurance contracts (1)	$1,410	$1,863	$2,276	$1,863	$2,141	$22,624	$32,177	$34,542
Average interest rate (1)	5.9%	5.9%	5.9%	5.4%	5.1%	5.4%	5.5%
Debt	$300	$200	$500	$250	$-	$4,138	$5,388	$5,334
Average interest rate	5.7%	2.0%	4.8%	4.3%	0.0%	6.3%	5.9%
Rate Sensitive Derivative Financial Instruments
Interest rate and foreign currency swaps:
Pay variable/receive fixed	$300	$20	$500	$85	$-	$9,824	$10,729	$1,362
Average pay rate	4.4%	0.7%	2.7%	1.2%	0.0%	0.7%	0.9%
Average receive rate	5.7%	4.3%	4.8%	2.9%	0.0%	3.4%	3.6%
Pay fixed/receive variable	$583	$473	$503	$214	$418	$2,253	$4,444	$(713)
Average pay rate	3.4%	2.8%	3.4%	4.4%	2.9%	4.8%	4.1%
Average receive rate	0.4%	0.5%	0.4%	0.5%	0.4%	0.8%	0.6%
Interest rate cap agreements:
Contractual notional	$-	$-	$-	$-	$8,050	$8,625	$16,675	$31
Average strike rate (2)	0.0%	0.0%	0.0%	0.0%	7.8%	7.0%	7.4%
Forward CMT curve (3)	0.0%	0.0%	0.0%	0.0%	3.0%	3.1%	3.1%
Interest rate futures:
2-year treasury notes contractual notional	$310	$-	$-	$-	$-	$-	$310	$-
5-year treasury notes contractual notional	369	-	-	-	-	-	369	-
10-year treasury notes contractual notional	216	-	-	-	-	-	216	-
Treasury bonds contractual notional	76	-	-	-	-	-	76	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The constant maturity treasury (“CMT”) curve is the 7-year and 10-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2010:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$63,991	$67,021
Variable interest rate securities	5,114	4,187
Mortgage loans on real estate	6,745	7,183
Investment type insurance contracts (1)	28,087	29,166
Debt	5,715	5,876
Interest rate and foreign currency swaps	10,706	(468)
Interest rate cap agreements	8,200	51
Interest rate futures	2,252	-
(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

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

The following summarizes a hypothetical stress scenario related to the effect of continued low new money rates relative to our portfolio yields.  The scenario assumes modest improvements in our new money rates from the current average of approximately 125 to 150 basis points below our portfolio yields, which would result in spreads in our businesses declining from 2011 levels.

•
Life Insurance – The stress on earnings has been mitigated by proactive strategies to lock in long-dated and high-yielding assets to manage this risk.  We executed on strategies which allowed us to effectively pre-buy assets in anticipation of future flows and maturing securities.  We have also taken actions on crediting rates.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $15 million to $20 million during 2012, $40 million to $45 million during 2013 and $65 million to $70 million during 2014.  Our deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), and deferred front-end loads (“DFEL”) methodology assumes that new money rates grade from current levels to a long-term yield assumption over time.

•
Retirement Plan Services and Annuities – The earnings drag from spread compression is modest and largely concentrated in our Retirement Plan Services segment, which is a function of this segment having higher guaranteed crediting rates and recurring premiums.  We estimate that this scenario would have an approximate unfavorable earnings effect in a range of $10 million to $15 million during 2012, $20 million to $25 million during 2013 and $30 million to $35 million during 2014.  Since we currently have the ability to manage spread compression through crediting rate actions, our Annuities segment is not currently sensitive to spread compression so there is very little effect estimated.  The risk for our Annuities segment is sensitivity to sharp rising rates, and we manage this risk by selling market value adjusted products and purchasing derivative protection.  The costs of our derivative instruments that we use to hedge our variable annuity products may increase as a result of the low interest rate environment.

•
Group Protection – We reviewed the discount rate assumptions associated with our long-term disability claim reserves and life waiver claim incurrals during the fourth quarter of 2011, which resulted in no change to the discount rate.  Spread compression would unfavorably affect annualized earnings by up to $5 million during 2012, $7 million during 2013 and $10 million during 2014.

•
Other Operations – We may also be affected by sensitivity to our exposures in our institutional pension and disability run-off blocks of business that are sensitive to interest rates and could contribute to an effect.

We believe that applying this same hypothetical scenario to statutory earnings would produce similar percentage changes to earnings effects to those disclosed above.

In isolation, we believe the effects to our balance sheet from sustained low interest rates under this scenario would be modest assuming no changes to our long-term yield assumption and also excluding the effects of the new DAC methodology discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – New DAC Methodology.”  With regard to our goodwill balance, low interest rates generally support a lower discount rate and therefore a higher goodwill implied fair value.

The estimates above are based upon a hypothetical stressed scenario and are only representative of the effects of new money rates remaining in place through 2013 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors.  In addition, the scenario only illustrated the effect to spreads and certain unlocking and reserve changes.  Minimum guaranteed rates on annuity and universal life (“UL”) policies generally range from 0.0% to 4.1%.  Other potential effects of the scenario were not considered in the analysis.  See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” for additional information on interest rates.

The following provides detail on the percentage differences between the December 31, 2011, interest rates being credited to contract holders based on fourth quarter of 2011 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$6,465	$9,223	$24,047	$39,735	65.0%
Up to 0.10%	64	207	12	283	0.5%
0.11% to 0.20%	75	-	-	75	0.1%
0.21% to 0.30%	113	75	455	643	1.1%
0.31% to 0.40%	80	1	-	81	0.1%
0.41% to 0.50%	95	52	629	776	1.3%
0.51% to 0.60%	109	-	25	134	0.2%
0.61% to 0.70%	115	10	258	383	0.6%
0.71% to 0.80%	101	-	140	241	0.4%
0.81% to 0.90%	78	-	127	205	0.3%
0.91% to 1.00%	46	156	245	447	0.7%
1.01% to 1.50%	223	25	52	300	0.5%
1.51% to 2.00%	23	158	-	181	0.3%
2.01% to 2.50%	1	61	-	62	0.1%
2.51% to 3.00%	10	-	113	123	0.2%
3.01% and above	-	1	-	1	0.0%
Total discretionary rate setting products	7,598	9,969	26,103	43,670	71.4%
Other contracts (4)	13,828	3,661	-	17,489	28.6%
Total account values	$21,426	$13,630	$26,103	$61,159	100.0%

Percentage of discretionary rate setting product account values at minimum guaranteed rates	85.1%	92.5%	92.1%	91.0%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)	The average crediting rates for discretionary rate setting products were 10 basis points, 7 basis points and 6 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.
(4)
For Annuities, this amount relates primarily to multi-year guarantee and indexed renewal business.  The average crediting rates were 193 basis points in excess of average minimum guaranteed rates for multi-year guarantee products; 23%, 8% and 69% of our total multi-year guarantee account values are scheduled to reset in 2012, 2013 and 2014 and beyond, respectively.  Our indexed renewal business resets either annually or bi-annually.  Upon reset, we are able to adjust product features to reflect changes in option prices.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 7 basis points in excess of average minimum guaranteed rates and 78% of account values were already at their minimum guaranteed rates.

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

Derivatives

See Note 6 for information on our derivatives used to hedge our exposure to changes in interest rates.

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

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2011, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Currencies
British pound	$-	$-	$-	$-	$-	$66	$66	$81
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	4.2%	4.2%
Canadian dollar	$-	$-	$32	$-	$10	$-	$42	$43
Interest rate	0.0%	0.0%	6.1%	0.0%	5.6%	0.0%	6.0%
New Zealand dollar	$-	$-	$-	$34	$-	$-	$34	$37
Interest rate	0.0%	0.0%	0.0%	3.5%	0.0%	0.0%	3.5%
Euro	$-	$-	$67	$-	$22	$67	$156	$162
Interest rate	0.0%	0.0%	4.8%	0.0%	4.8%	5.1%	4.9%
Australian dollar	$-	$-	$-	$-	$-	$38	$38	$36
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	7.4%	7.4%
Derivatives
Foreign currency swaps	$-	$-	$94	$30	$30	$186	$340	$38

The following provides our principal or notional amount in U.S. dollar equivalents as of December 31, 2010, of our foreign currency denominated investments and foreign currency swaps (in millions):

	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$66	$70
Canadian dollar	43	45
New Zealand dollar	34	35
Euro	162	163
Australian dollar	38	34
Total currencies	$343	$347
Derivatives
Foreign currency swaps	$340	$30

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for DAC, VOBA, deferred sales inducements (“DSI”) and DFEL.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL” for further discussion on the effects of equity markets on our RTM.

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

Assets

While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on and values of these equity investments are subject to somewhat greater market risk than our fixed-

income investments.  These investments, however, add diversification benefits to our fixed-income investments.  The following provides the sensitivity of price changes (in millions) to our equity assets owned and equity derivatives:

	As of December 31, 2011				As of December 31, 2010
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$94	$94	$9	$(9)	$154	$154
Foreign equities	47	47	5	(5)	45	45
Subtotal	141	141	14	(14)	199	199
Real estate	137	155	16	(16)	202	215
Other equity interests	978	988	99	(99)	935	945
Total	$1,256	$1,284	$129	$(129)	$1,336	$1,359

	As of December 31, 2011				As of December 31, 2010
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Derivatives (1)
Equity futures	$1,713	$-	$(170)	$170	$907	$-
Total return swaps	100	-	11	(11)	100	-
Put options	6,502	1,770	1,594	2,007	5,602	1,151
Call options (based on S&P 500)	4,881	183	266	83	4,083	301
Total	$13,196	$1,953	$1,701	$2,249	$10,692	$1,452

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2007 through 2011.  See Notes 6 and 19 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

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

Effect of Equity Market Sensitivity

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1258 as of December 31, 2011, were to decrease to 1005 over six months after December 31, 2011, and remain at that level through the next six months or increase to 1510 over six months after December 31, 2011, and remain at that level through the next six months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1005 (1)	at 1510 (1)
Segment
Annuities	$(80)	$29
Retirement Plan Services	(14)	15

(1)
The baseline for these effects assumes a 4% annual equity market growth rate, depending on the block of business, beginning on January 1, 2012.  The baseline is then compared to scenarios of S&P 500 at the 1005 and 1510 levels, which assume the index moves to those levels over six months, remains at those levels through the next six months and grows at 4% annually, depending on the block of business, thereafter.  The difference between the baseline and S&P 500 at the 1005 and 1510 level scenarios is presented in the table.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” for discussion on the effects of equity markets on our RTM.

The effect on earnings summarized above is a hypothetical scenario for the next 12 months.  The effect of quarterly equity market changes upon fee revenues and asset-based expenses is generally not fully recognized in the first quarter of the change because fee revenues are earned and related expenses are incurred based upon daily variable account values.  The difference between the current period average daily variable account values compared to the end of period variable account values affects fee revenues in subsequent periods.  Additionally, the effect on earnings may not necessarily be symmetrical with comparable increases in the equity markets.  This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative.  Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable and fixed annuity contracts, switching among investment alternatives available within variable products, changes in sales production levels or changes in policy persistency.  For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Default Risk

Our portfolio of invested assets was $93.1 billion and $83.3 billion as of December 31, 2011 and 2010, respectively.  Of this total, $61.1 billion and $53.5 billion consisted of corporate bonds and $6.9 billion and $6.8 billion consisted of mortgage loans on real estate as of December 31, 2011 and 2010, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit Risk

See Note 6 for information on our credit risk.

In addition to the information provided about our counterparty exposure in Note 6, the fair value of our exposure by rating (in millions) was as follows:

	As of December 31,
	2011	2010
Rating
AAA	$-	$7
AA	23	26
A	56	146
BBB	2	5
Total	$81	$184

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with United States of America generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2010 the Corporation changed its method of accounting for the consolidation of variable interest entities.  Also, as discussed in Note 2 to the consolidated financial statements, in 2009 the Corporation changed its method of accounting for the recognition and presentation of other-than-temporary impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 23, 2012

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2011	2010
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2011 - $68,988; 2010 - $65,175)	$75,433	$68,030
Variable interest entities' fixed maturity securities (amortized cost: 2011 - $673; 2010 - $570)	700	584
Equity securities (cost: 2011 - $135; 2010 - $179)	139	197
Trading securities	2,675	2,596
Mortgage loans on real estate	6,942	6,752
Real estate	137	202
Policy loans	2,884	2,865
Derivative investments	3,151	1,076
Other investments	1,069	1,038
Total investments	93,130	83,340
Cash and invested cash	4,510	2,741
Deferred acquisition costs and value of business acquired	8,191	8,930
Premiums and fees receivable	408	335
Accrued investment income	981	933
Reinsurance recoverables	6,526	6,527
Funds withheld reinsurance assets	874	911
Goodwill	2,273	3,019
Other assets	2,536	2,458
Separate account assets	83,477	84,630
Total assets	$202,906	$193,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$19,813	$17,527
Other contract holder funds	69,466	66,407
Short-term debt	300	351
Long-term debt	5,391	5,399
Reinsurance related embedded derivatives	168	102
Funds withheld reinsurance liabilities	1,045	1,149
Deferred gain on business sold through reinsurance	394	468
Payables for collateral on investments	3,733	1,659
Variable interest entities' liabilities	193	132
Other liabilities	4,762	3,194
Separate account liabilities	83,477	84,630
Total liabilities	188,742	181,018

Contingencies and Commitments (See Note 13)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 10,072 and 10,914 shares issued and outstanding as of December 31, 2011, and December 31, 2010, respectively	-	-
Common stock - 800,000,000 shares authorized; 291,319,222 and 315,718,554 shares issued and outstanding as of December 31, 2011, and December 31, 2010, respectively	7,590	8,124
Retained earnings	4,126	3,934
Accumulated other comprehensive income (loss)	2,448	748
Total stockholders' equity	14,164	12,806
Total liabilities and stockholders' equity	$202,906	$193,824

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Insurance premiums	$2,294	$2,176	$2,064
Insurance fees	3,437	3,234	2,922
Net investment income	4,652	4,541	4,178
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(165)	(240)	(667)
Portion of loss recognized in other comprehensive income	47	88	275
Net other-than-temporary impairment losses on securities
recognized in earnings	(118)	(152)	(392)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(181)	75	(754)
Total realized gain (loss)	(299)	(77)	(1,146)
Amortization of deferred gain on business sold through reinsurance	75	75	76
Other revenues and fees	477	458	405
Total revenues	10,636	10,407	8,499
Benefits and Expenses
Interest credited	2,488	2,488	2,465
Benefits	3,345	3,327	2,834
Underwriting, acquisition, insurance and other expenses	3,163	3,067	2,794
Interest and debt expense	294	291	197
Impairment of intangibles	747	-	730
Total benefits and expenses	10,037	9,173	9,020
Income (loss) from continuing operations before taxes	599	1,234	(521)
Federal income tax expense (benefit)	297	283	(106)
Income (loss) from continuing operations	302	951	(415)
Income (loss) from discontinued operations, net of federal
income taxes	(8)	29	(70)
Net income (loss)	294	980	(485)
Preferred stock dividends and accretion of discount	-	(167)	(35)
Net income (loss) available to common stockholders	$294	$813	$(520)

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.99	$2.53	$(1.60)
Income (loss) from discontinued operations	(0.03)	0.09	(0.25)
Net income (loss)	$0.96	$2.62	$(1.85)

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.95	$2.45	$(1.60)
Income (loss) from discontinued operations	(0.03)	0.09	(0.25)
Net income (loss)	$0.92	$2.54	$(1.85)

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Preferred Stock
Balance as of beginning-of-year	$-	$806	$-
Issuance (redemption) of Series B preferred stock	-	(950)	794
Accretion of discount on Series B preferred stock	-	144	12
Balance as of end-of-year	-	-	806

Common Stock
Balance as of beginning-of-year	8,124	7,840	7,035
Issuance of common stock	-	368	652
Issuance (repurchase and cancellation) of common stock warrants	-	(48)	156
Stock compensation/issued for benefit plans	17	18	(8)
Deferred compensation payable in stock	-	-	5
Effect of amendment to deferred compensation plans	(6)	(29)	-
Retirement of common stock/cancellation of shares	(545)	(25)	-
Balance as of end-of-year	7,590	8,124	7,840

Retained Earnings
Balance as of beginning-of-year	3,934	3,316	3,745
Cumulative effect from adoption of new accounting standards	-	(169)	102
Comprehensive income (loss)	1,994	1,809	2,158
Less other comprehensive income (loss), net of tax	1,700	829	2,643
Net income (loss)	294	980	(485)
Retirement of common stock	(31)	-	-
Dividends declared: Common (2011 - $0.230; 2010 - $0.080; 2009 - $0.040)	(71)	(26)	(11)
Dividends on preferred stock	-	(23)	(23)
Accretion of discount on Series B preferred stock	-	(144)	(12)
Balance as of end-of-year	4,126	3,934	3,316

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	748	(262)	(2,803)
Cumulative effect from adoption of new accounting standards	-	181	(102)
Other comprehensive income (loss), net of tax	1,700	829	2,643
Balance as of end-of-year	2,448	748	(262)
Total stockholders' equity as of end-of-year	$14,164	$12,806	$11,700

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$294	$980	$(485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net of amortization	(252)	(246)	(316)
Trading securities purchases, sales and maturities, net	88	47	(3)
Change in premiums and fees receivable	(73)	(14)	128
Change in accrued investment income	(48)	(44)	(75)
Change in future contract benefits and other contract holder funds	125	643	(463)
Change in reinsurance related assets and liabilities	(66)	22	77
Change in federal income tax accruals	338	414	9
Realized (gain) loss	299	77	1,146
(Income) loss attributable to equity method investments	(90)	(93)	55
(Gain) loss on early extinguishment of debt	8	5	(64)
Amortization of deferred gain on business sold through reinsurance	(75)	(75)	(76)
Impairment of intangibles	747	-	730
(Gain) loss on disposal of discontinued operations	3	(66)	219
Other	(21)	70	55
Net cash provided by (used in) operating activities	1,277	1,720	937

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(10,702)	(13,057)	(13,532)
Sales of available-for-sale securities	1,497	3,118	3,818
Maturities of available-for-sale securities	5,324	4,652	3,330
Purchases of other investments	(3,282)	(3,581)	(4,261)
Sales or maturities of other investments	3,094	3,239	4,340
Increase (decrease) in payables for collateral on investments	2,074	(248)	(1,799)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	321	327
Other	(130)	(74)	(75)
Net cash provided by (used in) investing activities	(2,125)	(5,630)	(7,852)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(525)	(405)	(522)
Issuance of long-term debt, net of issuance costs	298	749	788
Increase (decrease) in commercial paper, net	(100)	1	(216)
Deposits of fixed account values, including the fixed portion of variable	10,953	11,080	11,378
Withdrawals of fixed account values, including the fixed portion of variable	(5,050)	(5,305)	(5,530)
Transfers to and from separate accounts, net	(2,325)	(2,957)	(2,248)
Common stock issued for benefit plans and excess tax benefits	3	1	-
Issuance (redemption) of Series B preferred stock and issuance (repurchase and cancellation) of associated common stock warrants	-	(998)	950
Issuance of common stock	-	368	652
Repurchase of common stock	(576)	(25)	-
Dividends paid to common and preferred stockholders	(61)	(42)	(79)
Net cash provided by (used in) financing activities	2,617	2,467	5,173

Net increase (decrease) in cash and invested cash, including discontinued operations	1,769	(1,443)	(1,742)
Cash and invested cash, including discontinued operations, as of beginning-of-year	2,741	4,184	5,926
Cash and invested cash, including discontinued operations, as of end-of-year	$4,510	$2,741	$4,184

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 22 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group life, disability and dental.

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

Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes.  A VIE is an entity which does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest.  We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders.  We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.  If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements.

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

Business Combinations

We use the acquisition method of accounting for all business combination transactions, and accordingly, recognize the fair values of assets acquired, liabilities assumed and any noncontrolling interests in our consolidated financial statements.  The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information relative to the fair values as of the acquisition date becomes available.  The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

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

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, other contract holder funds and deferred income taxes.

We measure the fair value of our securities classified as AFS based on assumptions used by market participants in pricing the security.  The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or equity security, and we consistently apply the valuation methodology to measure the security’s fair value.  Our fair value measurement is based on a market approach that utilizes prices and other relevant information generated by market transactions involving identical or comparable securities.  Sources of inputs to the market approach primarily include third-party pricing services, independent broker quotations or pricing matrices.  We do not adjust prices received from third parties; however, we do analyze the third-party pricing services’ valuation methodologies and related inputs and perform additional evaluation to determine the appropriate level within the fair value hierarchy.

The observable and unobservable inputs to our valuation methodologies are based on a set of standard inputs that we generally use to evaluate all of our AFS securities.  Observable inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.  In addition, market indicators, industry and economic events are monitored, and further market data is acquired if certain triggers are met. For certain security types, additional inputs may be used, or some of the inputs described above may not be applicable.  For private placement securities, we use pricing matrices that utilize observable pricing inputs of similar public securities and Treasury yields as inputs to the fair value measurement.  Depending on the type of security or the daily market activity, standard inputs may be prioritized differently or may not be available for all AFS securities on any given day.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants. For securities trading in less liquid or illiquid markets with limited or no pricing information, we use unobservable inputs to measure fair value.

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
•
Mortgage- and asset-backed securities – We also utilize additional inputs which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”).

•
State and municipal bonds – We also use additional inputs that include information from the Municipal Securities Rule Making Board, as well as material event notices, new issue data, issuer financial statements and Municipal Market Data benchmark yields for our state and municipal bonds.

•
Hybrid and redeemable preferred and equity securities – We also utilize additional inputs of exchange prices (underlying and common stock of the same issuer) for our hybrid and redeemable preferred and equity securities, including banking, insurance, other financial services and other securities.

In order to validate the pricing information and broker-dealer quotes, we employ, where possible, procedures that include comparisons with similar observable positions, comparisons with subsequent sales and observations of general market movements for those security classes.  We have policies and procedures in place to review the process that is utilized by our third-party pricing service and the output that is provided to us by the pricing service.  On a periodic basis, we test the pricing for a sample of securities to evaluate the inputs and assumptions used by the pricing service, and we perform a comparison of the pricing service output to an alternative pricing source.  We also evaluate prices provided by our primary pricing service to ensure that they are not stale or unreasonable by reviewing the prices for unusual changes from period to period based on certain parameters or for lack of change from one period to the next.

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

For our fixed maturity AFS securities, we generally consider the following to determine whether our unrealized losses are OTTI:

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

To determine recovery value of a corporate bond or CDO, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

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

Each quarter we review the cash flows for the MBS to determine whether or not they are sufficient to provide for the recovery of our amortized cost.  We revise our cash flow projections only for those securities that are at most risk for impairment based on current credit enhancement and trends in the underlying collateral performance.  To determine recovery value of a MBS, we perform additional analysis related to the underlying issuer including, but not limited to, the following:

•	Discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover;
•	Level of creditworthiness of the home equity loans or residential mortgages that back an RMBS or commercial mortgages that back a CMBS;
•	Susceptibility to fair value fluctuations for changes in the interest rate environment;
•	Susceptibility to reinvestment risks, in cases where market yields are lower than the securities’ book yield earned;
•	Susceptibility to reinvestment risks, in cases where market yields are higher than the book yields earned on a security;
•	Expectations of sale of such a security where market yields are higher than the book yields earned on a security; and
•	Susceptibility to variability of prepayments.

When evaluating MBS and mortgage-related asset-backed securities (“ABS”), we consider a number of pool-specific factors as well as market level factors when determining whether or not the impairment on the security is temporary or other-than-temporary.  The most important factor is the performance of the underlying collateral in the security and the trends of that performance in the prior periods.  We use this information about the collateral to forecast the timing and rate of mortgage loan defaults, including making projections for loans that are already delinquent and for those loans that are currently performing but may become delinquent in the future.  Other factors used in this analysis include type of underlying collateral (e.g., prime, Alt-A or subprime), geographic distribution of underlying loans and timing of liquidations by state.  Once default rates and timing assumptions are determined, we then make assumptions regarding the severity of a default if it were to occur.  Factors that impact the severity assumption include expectations for future home price appreciation or depreciation, loan size, first lien versus second lien, existence of loan level private mortgage insurance, type of occupancy and geographic distribution of loans.  Once default and severity assumptions are determined for the security in question, cash flows for the underlying collateral are projected including expected defaults and prepayments.  These cash flows on the collateral are then translated to cash flows on our tranche based on the cash flow waterfall of the entire capital security structure.  If this analysis indicates the entire principal on a particular security will not be returned, the security is reviewed for OTTI by comparing the expected cash flows to amortized cost.  To the extent that the security has already been impaired or was purchased at a discount, such that the amortized cost of the security is less than or equal to the present value of cash flows expected to be collected, no impairment is required.

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

Cash and Cash Equivalents

Cash and invested cash is carried at cost and includes all highly liquid debt instruments purchased with an original maturity of three months or less.

DAC, VOBA, DSI and DFEL

Commissions and other costs of acquiring UL insurance, VUL insurance, traditional life insurance, annuities and other investment contracts, which vary with and are related primarily to the production of new business, have been deferred (i.e., DAC) to the extent recoverable.  VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date.  Bonus credits and excess interest for dollar cost averaging contracts are considered DSI.  Contract sales charges that are collected in the early years of an insurance contract are deferred (i.e., DFEL), and the unamortized balance is reported in other contract holder funds on our Consolidated Balance Sheets.

Both DAC and VOBA amortization, excluding amounts reported in realized gain (loss), is reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).  DSI amortization, excluding amounts reported in realized gain (loss), is reported in interest credited on our Consolidated Statements of Income (Loss).  The amortization of DFEL, excluding amounts reported in realized gain (loss), is reported within insurance fees on our Consolidated Statements of Income (Loss).  The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type.  For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

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

We account for modifications of insurance contracts that result in a substantially unchanged contract as a continuation of the replaced contract.  We account for modifications of insurance contracts that result in a substantially changed contract as an extinguishment of the replaced contract.

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

Other Assets and Other Liabilities

Other assets consist primarily of DSI, specifically identifiable intangible assets, property and equipment owned by the company, balances associated with corporate-owned and bank-owned life insurance, certain reinsurance assets, receivables resulting from sales of securities that had not yet settled as of the balance sheet date, debt issue costs and other prepaid expenses.  Other liabilities consist primarily of current and deferred taxes, pension and other employee benefit liabilities, certain reinsurance payables, payables resulting from purchases of securities that had not yet settled as of the balance sheet date, interest on borrowed funds and other accrued expenses.

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Income (Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years.  Federal Communications Commission (“FCC”) licenses also acquired through business combinations are not amortized.

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

The “market consistent scenarios” used in the determination of the fair value of the GWB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  In our calculation, risk-neutral Monte-Carlo simulations resulting in over 35 million scenarios are utilized to value the entire block of guarantees.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant. The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

Future Contract Benefits and Other Contract Holder Funds

Future contract benefits represent liability reserves that we have established and carry based on estimates of how much we will need to pay for future benefits and claims.  Other contract holder funds represent liabilities for fixed account values, including the fixed portion of variable, dividends payable, premium deposit funds, undistributed earnings on participating business and other contract holder funds as well the carrying value of DFEL discussed above.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2011 and 2010, participating policies comprised approximately 1% of the face amount of insurance in force, and dividend expenses were $79 million, $82 million and $89 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Future contract benefits on our Consolidated Balance Sheets include GLB features and remaining guaranteed interest and similar contracts that are carried at fair value, which represents approximate surrender value including an estimate for our nonperformance risk.  Certain of these features have elements of both insurance benefits and embedded derivatives.  We weight these features and their associated reserves accordingly based on their hybrid nature.  We classify these items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”

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

For CDOs and MBS, included in the trading and AFS fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Income (Loss).

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

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2009 through 2011 ranged from 3.00% to 9.00%.

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

Income Taxes

We file a U.S. consolidated income tax return that includes all of our eligible subsidiaries.  Ineligible subsidiaries file separate individual corporate tax returns.  Subsidiaries operating outside of the U.S. are taxed, and income tax expense is recorded based on applicable foreign statutes.  Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes.  A valuation allowance is recorded to the extent required.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary and, if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.

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

Our deferred compensation plans allow participants the option to diversify from LNC stock to other investment alternatives.  When calculating our weighted-average dilutive shares, we presume the investment option will be settled in cash and exclude these shares from our calculation, unless the effect of settlement in shares would be more dilutive to our diluted EPS calculation.

For any period where a loss from continuing operations is experienced, shares used in the diluted EPS calculation represent basic shares because using diluted shares would be anti-dilutive to the calculation.

2.  New Accounting Standards

Adoption of New Accounting Standards

Consolidations Topic

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which amended the consolidation guidance for VIEs.  The Consolidations Topic of the FASB ASC was amended to require a qualitative approach for identifying the variable interest required to consolidate the VIE based on the entity that has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive returns that could potentially be significant to the VIE.  In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds” (“ASU 2010-10”), which deferred application of the guidance in ASU 2009-17 for reporting entities with interests in an entity that applies the specialized accounting guidance for investment companies.

Effective January 1, 2010, we adopted the amendments in ASU 2009-17 and ASU 2010-10, and accordingly reconsidered our involvement with all our VIEs and the primary beneficiary of the VIEs.  We concluded we are the primary beneficiary of the VIEs associated with our investments in credit-linked notes (“CLNs”), and as such, consolidated all of the assets and liabilities of these VIEs and recorded a cumulative effect adjustment of $169 million, after-tax, to the beginning balance of retained earnings as of January 1, 2010.  In addition, we considered our investments in LPs and other alternative investments, and concluded these investments are within the scope of the deferral in ASU 2010-10, and as such they are not currently subject to the amended consolidation guidance in ASU 2009-17.  As a result, we will continue to account for our alternative investments consistent with the accounting policy in Note 1.  See Note 4 for more detail regarding the consolidation of our VIEs.

Fair Value Measurements and Disclosures Topic

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which required additional disclosure related to the three-level fair value hierarchy.  We adopted the disclosure requirements related to significant transfers in and out of Levels 1 and 2 of the fair value hierarchy, and fair value disclosures related to pension and postretirement benefit plan assets effective January 1, 2010.  Effective January 1, 2011, we adopted the remaining disclosure amendments in ASU 2010-06 requiring us to separately present information related to purchases, sales, issuances and settlements in the reconciliation of fair value measurements classified as Level 3, and have included the disclosure in Note 21 for the year ended December 31, 2011.

Financial Services – Insurance Industry Topic

In April 2010, the FASB issued ASU No. 2010-15, “How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments” (“ASU 2010-15”), to clarify a consolidation issue for insurance entities that hold a controlling interest in an investment fund either partially or completely through separate accounts.  ASU 2010-15 concludes that an insurance entity would not be required to consider interests held in separate accounts when determining whether or not to consolidate an investment fund, unless the separate account interest is held for the benefit of a related party.  If an investment fund is consolidated, the portion of the assets representing interests held in separate accounts would be recorded as a separate account asset with a corresponding separate account liability.  The remaining investment fund assets would be consolidated in the insurance entity’s general accounts.  We adopted the accounting guidance in ASU 2010-15 effective January 1, 2011, and applied the accounting guidance retrospectively to our separate accounts. The adoption did not have a material effect on our consolidated financial condition and results of operations.

Intangibles – Goodwill and Other Topic

In December 2010, the FASB issued ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  Generally, reporting units with zero or negative carrying amounts will pass Step 1 of the goodwill impairment test as the fair value will exceed carrying value; therefore, goodwill impairment would not be assessed under Step 2.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and requires these reporting units perform Step 2 of the impairment test to determine if it is more likely than not that goodwill impairment exists.  We adopted ASU 2010-28 effective January 1, 2011, and the adoption did not have a material effect on our consolidated financial condition and results of operations.

Investments – Debt and Equity Securities Topic

In April 2009, the FASB replaced the guidance in the Investments – Debt and Equity Securities Topic of the FASB ASC related to OTTI.  Our accounting policy for OTTI, included in Note 1, reflects these changes adopted by the FASB.  As a result of adopting this accounting guidance, effective January 1, 2009, we recorded an increase of $102 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on our Consolidated Statements of Stockholders’ Equity to reclassify the noncredit portion of previously other-than-temporarily impaired debt securities held as of January 1, 2009.  The cumulative effect adjustment was calculated for all debt securities held as of January 1, 2009, for which an OTTI was previously recognized, and for which we did not intend to sell the security and it was not more likely than not that we would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of January 1, 2009, to the amortized cost basis of the debt securities.  In addition, because the carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on fixed maturity AFS securities, we recognized a true-up to our DAC, VOBA, DSI and DFEL balances for this cumulative effect adjustment.  The impact of this adoption to both basic and diluted per share amounts for the year ended December 31, 2009, was an increase of $0.98 per share.

Information regarding our calculation of OTTI is included in Note 5, and the amount of OTTI recognized in accumulated OCI is provided in Note 14.

Receivables Topic

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) to provide more information regarding the nature of the risk associated with financing receivables and how the assessment of the risk is used to estimate the allowance for credit losses.  ASU 2010-20 was adopted over two reporting periods, and comparative disclosures were not required for earlier reporting periods ending prior to the initial adoption date.  The remaining disclosure requirement related to the activity in our allowance for mortgage loans on real estate losses was effective January 1, 2011, and is provided in Note 5.

Future Adoption of New Accounting Standards

Balance Sheet Topic

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  ASU 2011-11 will require an entity to provide enhanced disclosures about financial instruments and derivative instruments to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial position.  The disclosures required by ASU 2011-11 are effective for annual and interim reporting periods beginning on or after January 1, 2013, with respective disclosures required for all comparative periods presented.  We will adopt the disclosure requirements in ASU 2011-11 beginning with our first quarter 2013 financial statements, and are currently evaluating the appropriate location for these disclosures in the notes to our financial statements.

Comprehensive Income Topic

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”).  The amendments in ASU 2011-05 provide entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, ASU 2011-05 requires entities to present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements; however, in December 2011, the FASB deferred this presentation requirement by issuing ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”).  The FASB is considering operational concerns about the presentation requirements and the needs of financial statement users for additional information about reclassification adjustments.  As noted in ASU 2011-12, the deferral does not affect the requirements in ASU 2011-5 to present the items of net income, OCI and total comprehensive income in a single continuous or two consecutive statements.  In addition, entities will still be required to present amounts reclassified out of AOCI on the face of the financial statements or in the notes to the financial statements.  ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  Early adoption is permitted, and the accounting guidance in ASU 2011-05 not subject to the deferral in ASU 2011-12 must be applied retrospectively.  We will adopt the provisions of ASU 2011-05 and ASU 2011-12 with our first quarter 2012 financial statements and are currently evaluating our options for the presentation of comprehensive income.

Fair Value Measurements and Disclosures Topic

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ASU 2011-04”), which was issued to create a consistent framework for the application of fair value measurement across jurisdictions.  The amendments include wording changes to GAAP in order to clarify the FASB’s intent about the application of existing fair value measurements and disclosure requirements, as well as to change a particular principle or existing requirement for measuring fair value or disclosing information about fair value measurements.  There are no additional fair value measurements required upon the adoption of ASU 2011-04.  The amendments are effective, prospectively, for interim and annual reporting periods beginning after December 15, 2011.  Early adoption is prohibited.  We will adopt the provisions of ASU 2011-04 effective January 1, 2012, and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

Financial Services – Insurance Industry Topic

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred which result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized.  Incremental costs related to unsuccessful attempts to acquire insurance contracts must be expensed as incurred. Under ASU 2010-26, the capitalization criteria in the direct-response advertising guidance of the Other Assets and Deferred Costs Topic of the FASB ASC must be met in order to capitalize advertising costs.  The amendments are effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted and an entity may elect to apply the guidance prospectively or retrospectively.  We will adopt the provisions of ASU 2010-26 effective January 1, 2012, and currently estimate that retrospective adoption will result in the restatement of all years presented with a cumulative effect adjustment to the opening balance of retained earnings for the earliest period presented of approximately $950 million to $1.15 billion.  In addition, the adoption of this accounting guidance will result in a lower DAC adjustment associated with unrealized gains and losses on AFS securities and certain derivatives; therefore, we will also adjust these DAC balances through a cumulative effect adjustment to the opening balance of AOCI.  This adjustment is dependent on our unrealized position as of the date of adoption.

Intangibles – Goodwill and Other Topic

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which provides an option to first assess qualitative factors to determine if it is necessary to complete the two-step goodwill impairment test.  If an assessment of the relevant events and circumstances leads to a conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary.  However, if a conclusion is reached otherwise, the two-step impairment test, that is currently required under the FASB ASC, must be completed.  An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to the two-step goodwill impairment test, and resume qualitative assessment for the same reporting unit in a subsequent reporting period.  The amendments in ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We will adopt the provisions of ASU 2011-08 effective January 1, 2012, and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

Transfers and Servicing Topic

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  ASU 2011-03 removes the following from the assessment of effective control: the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  The amendments in ASU 2011-03 will be effective for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited and the amendments will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We will adopt the provisions of ASU 2011-03 effective January 1, 2012, and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

3.  Dispositions

Newton County Loan & Savings, FSB (“NCLS”)

On January 8, 2009, the Office of Thrift Supervision approved our application to become a savings and loan holding company and our acquisition of NCLS, a federally regulated savings bank located in Indiana.  On November 30, 2011, we completed the liquidation of NCLS, which did not have a material effect on our consolidated financial condition or results of operations.

Discontinued Investment Management Operations

On January 4, 2010, we closed on the stock sale of our subsidiary Delaware Management Holdings, Inc. (“Delaware”), which provided investment products and services to individuals and institutions, to Macquarie Bank Limited.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $67 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

We reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009

Revenues
Investment advisory fees - external	$-	$-	$207
Investment advisory fees - internal	-	-	84
Other revenues and fees	-	-	91
Gain (loss) on sale of business	-	4	9
Total revenues	$-	$4	$391

Discontinued Operations Before Disposal
Income (loss) from discontinued operations before disposal, before federal income taxes	$-	$(13)	$37
Federal income tax expense (benefit)	-	(2)	18
Income (loss) from discontinued operations before disposal	-	(11)	19

Disposal
Gain (loss) on disposal, before federal income taxes	(3)	37	-
Federal income tax expense (benefit)	5	(13)	-
Gain (loss) on disposal	(8)	24	-
Income (loss) from discontinued operations	$(8)	$13	$19

The loss from discontinued operations for the year ended December 31, 2011, related to an unfavorable tax return true-up from the prior year.  The income from discontinued operations for the year ended December 31, 2010, included final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007, and also reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

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

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended
	December 31,
	2010	2009

Revenues
Insurance premiums	$-	$41
Insurance fees	-	99
Net investment income	-	43
Realized gain (loss)	-	(1)
Total revenues	$-	$182

Discontinued Operations Before Disposal
Income (loss) from discontinued operations before disposal, before federal income taxes	$-	$38
Federal income tax expense (benefit)	-	13
Income (loss) from discontinued operations before disposal	-	25

Disposal
Gain (loss) on disposal, before federal income taxes	29	(219)
Federal income tax expense (benefit)	13	(105)
Gain (loss) on disposal	16	(114)
Income (loss) from discontinued operations	$16	$(89)

The income from discontinued operations for the year ended December 31, 2010, related to an unfavorable tax return true-up from the prior year, partially offset by the estimated transaction cost being lower than anticipated.  In addition, the income from discontinued operations for the year ended December 31, 2010, included additional consideration received attributable to a post-closing adjustment of the purchase price based upon a final actuarial appraisal of the value of the business as set forth in the share purchase agreement, partially offset by the items mentioned above.

4.  Variable Interest Entities

Consolidated VIEs

CLNs

We have invested in the Class 1 notes of two CLN structures, which represent special purpose trusts combining asset-backed securities with credit default swaps to produce multi-class structured securities.  The CLN structures also include subordinated Class 2 notes, which are held by third parties, and, together with the Class 1 notes, represent 100% of the outstanding notes of the CLN structures.  The entities that issued the CLNs are financed by the note holders, and, as such, the note holders participate in the expected losses and residual returns of the entities.

Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  We have the power to direct the most significant activity affecting the performance of both CLN structures, as we have the ability to actively manage the reference portfolio underlying the credit default swaps.  In addition, we receive returns from the CLN structures and may absorb losses that could potentially be significant to the CLN structures.  As such, we concluded that we are the primary beneficiary of the VIEs associated with the CLNs.  We reflected the assets and liabilities on our Consolidated Balance Sheets and recognized the results of operations of these VIEs on our Consolidated Statements of Income since adopting new accounting guidance in the first quarter of 2010.  See “Consolidations Topic” in Note 2 for more detail regarding the effect of the adoption.

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

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2011:

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

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of December 31, 2011:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Telecommunications	-%	-%	5.5%	4.8%	0.4%	0.5%	-%	11.2%
Financial intermediaries	0.3%	3.3%	6.4%	0.5%	-%	-%	-%	10.5%
Oil and gas	-%	0.7%	1.0%	4.6%	-%	-%	-%	6.3%
Utilities	-%	-%	3.1%	1.4%	-%	-%	-%	4.5%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.4%	-%	-%	3.9%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food and drug)	-%	-%	2.1%	0.9%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.6%	1.0%	-%	-%	-%	3.3%
Food products	-%	0.3%	1.8%	1.1%	-%	-%	-%	3.2%
Conglomerates	-%	2.6%	0.5%	-%	-%	-%	-%	3.1%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other	-%	3.0%	14.9%	17.3%	3.5%	1.5%	0.3%	40.5%
Total	0.6%	12.8%	43.4%	34.7%	6.2%	2.0%	0.3%	100.0%

Statutory Trust Note

In August 2011, we purchased a $100 million note issued by a statutory trust (“Issuer”) in a private placement offering.  The proceeds were used by the Issuer to purchase U.S. Treasury securities to be held as collateral assets supporting an excess mortality swap.  Our maximum exposure to loss is limited to our original investment in the notes.  We have concluded that the Issuer of the note is a VIE as the entity does not have sufficient equity to support its activities without additional financial support, and as a note holder, our interest represents a variable interest.  In our evaluation of the primary beneficiary, we concluded that our economic interest was greater than our stated power.  As a result, we concluded that we are the primary beneficiary of the VIE and consolidated all of the assets and liabilities of the Issuer on our Consolidated Balance Sheets as of August 1, 2011.

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2011			As of December 31, 2010
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$592	N/A	$-	$584
U.S. Government bonds	N/A	-	108	N/A	-	-
Excess mortality swap	1	100	-	-	-	-
Total assets (1)	1	$100	$700	-	$-	$584

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$295	2	$600	$215
Contingent forwards	2	-	(4)	2	-	(6)
Total non-qualifying hedges	4	600	291	4	600	209
Federal income tax	N/A	-	(98)	N/A	-	(77)
Total liabilities (2)	4	$600	$193	4	$600	$132
(1)	Reported in VIEs' fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs' liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the fixed maturity securities were not other-than-temporarily impaired as of December 31, 2011.

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2011	2010
Non-Qualifying Hedges
Credit default swaps	$(80)	$25
Contingent forwards	(2)	(9)
Total non-qualifying hedges (1)	$(82)	$16

(1)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).

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

Through our investment activities, we make passive investments in structured securities issued by VIEs for which we are not the manager.  These structured securities include our RMBS, CMBS and CDOs.  We have not provided financial or other support with respect to these VIEs other than our original investment.  We have determined that we are not the primary beneficiary of these VIEs due to the relative size of our investment in comparison to the principal amount of the structured securities issued by the VIEs and the level of credit subordination that reduces our obligation to absorb losses or right to receive benefits.  Our maximum exposure to loss on these structured securities is limited to the amortized cost for these investments.  We recognize our variable interest in these VIEs at fair value on our Consolidated Balance Sheets.  For information about these structured securities, see Note 5.

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$53,661	$6,185	$517	$68	$59,261
U.S. Government bonds	439	55	-	-	494
Foreign government bonds	668	65	-	-	733
RMBS	7,690	548	73	126	8,039
CMBS	1,642	73	106	9	1,600
CDOs	121	-	19	-	102
State and municipal bonds	3,490	566	9	-	4,047
Hybrid and redeemable preferred securities	1,277	50	170	-	1,157
VIEs' fixed maturity securities	673	27	-	-	700
Total fixed maturity securities	69,661	7,569	894	203	76,133
Equity securities	135	16	12	-	139
Total AFS securities	$69,796	$7,585	$906	$203	$76,272

	As of December 31, 2010
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$48,863	$3,571	$607	$87	$51,740
U.S. Government bonds	150	17	2	-	165
Foreign government bonds	473	38	3	-	508
RMBS	8,673	430	119	146	8,838
CMBS	2,144	95	180	6	2,053
CDOs	174	22	13	9	174
State and municipal bonds	3,222	27	94	-	3,155
Hybrid and redeemable preferred securities	1,476	56	135	-	1,397
VIEs' fixed maturity securities	570	14	-	-	584
Total fixed maturity securities	65,745	4,270	1,153	248	68,614
Equity securities	179	25	7	-	197
Total AFS securities	$65,924	$4,295	$1,160	$248	$68,811

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of December 31, 2011
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,342	$2,378
Due after one year through five years	12,418	13,288
Due after five years through ten years	22,456	24,593
Due after ten years	22,992	26,133
Subtotal	60,208	66,392
MBS	9,332	9,639
CDOs	121	102
Total fixed maturity AFS securities	$69,661	$76,133

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,848	$162	$1,452	$423	$4,300	$585
RMBS	565	125	429	74	994	199
CMBS	178	15	146	100	324	115
CDOs	9	1	80	18	89	19
State and municipal bonds	31	-	30	9	61	9
Hybrid and redeemable preferred securities	324	23	353	147	677	170
Total fixed maturity securities	3,955	326	2,490	771	6,445	1,097
Equity securities	38	12	-	-	38	12
Total AFS securities	$3,993	$338	$2,490	$771	$6,483	$1,109

Total number of AFS securities in an unrealized loss position						897

	As of December 31, 2010
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$5,271	$297	$2,007	$397	$7,278	$694
U.S. Government bonds	28	2	2	-	30	2
Foreign government bonds	19	-	9	3	28	3
RMBS	655	126	750	139	1,405	265
CMBS	75	8	304	178	379	186
CDOs	-	-	147	22	147	22
State and municipal bonds	1,889	84	27	10	1,916	94
Hybrid and redeemable preferred securities	203	10	568	125	771	135
Total fixed maturity securities	8,140	527	3,814	874	11,954	1,401
Equity securities	60	7	-	-	60	7
Total AFS securities	$8,200	$534	$3,814	$874	$12,014	$1,408

Total number of AFS securities in an unrealized loss position						1,237

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of December 31, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,023	$1,553	$470
AFS securities backed by pools of commercial mortgages	472	344	128
Total	$2,495	$1,897	$598

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,015	$1,545	$470
AFS securities backed by pools of commercial mortgages	126	61	65
Total	$2,141	$1,606	$535

	As of December 31, 2010
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,539	$2,006	$533
AFS securities backed by pools of commercial mortgages	611	410	201
Total	$3,150	$2,416	$734

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,303	$1,776	$527
AFS securities backed by pools of commercial mortgages	185	76	109
Total	$2,488	$1,852	$636

For the years ended December 31, 2011 and 2010, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $135 million and $163 million, pre-tax, respectively, and before associated amortization expense for DAC, VOBA, DSI and DFEL, of which $(15) million and $19 million, respectively, was recognized in OCI and $150 million and $144 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities(1)
Less than six months	$385	$125	$31	56
Six months or greater, but less than nine months	53	30	12	18
Nine months or greater, but less than twelve months	2	-	1	7
Twelve months or greater	615	470	111	175
Total	$1,055	$625	$155	256

	As of December 31, 2010
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities(1)
Less than six months	$170	$73	$5	41
Six months or greater, but less than nine months	60	22	-	13
Nine months or greater, but less than twelve months	42	17	1	13
Twelve months or greater	929	520	184	224
Total	$1,201	$632	$190	291

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities as of December 31, 2011, decreased $299 million in comparison to December 31, 2010.  This change was attributable primarily to a decline in overall market yields, which was driven by market uncertainty and weakening economic activity.  As discussed further below, we believe the unrealized loss position as of December 31, 2011, does not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2011, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2011, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2011, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of December 31, 2011, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning-of-year	$319	$268	$-
Cumulative effect from adoption of new accounting standard	-	-	31
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	55	14	267
Credit losses on securities for which an OTTI was previously recognized	71	65	-
Decreases attributable to:
Securities sold	(55)	(28)	(30)
Balance as of end-of-year	$390	$319	$268

During the years ended December 31, 2011, 2010 and 2009, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$169	$1	$67	$103	$51
RMBS	690	1	128	563	301
CMBS	17	-	10	7	38
Total	$876	$2	$205	$673	$390

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2011	2010
Fixed maturity securities:
Corporate bonds	$1,908	$1,801
U.S. Government bonds	376	362
Foreign government bonds	39	29
RMBS	244	255
CMBS	31	67
CDOs	4	5
State and municipal bonds	26	24
Hybrid and redeemable preferred securities	45	51
Total fixed maturity securities	2,673	2,594
Equity securities	2	2
Total trading securities	$2,675	$2,596

The portion of the market adjustment for losses that relate to trading securities still held as of December 31, 2011, 2010 and 2009, was $118 million, $93 million and $137 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 32% and 30% of mortgage loans on real estate as of December 31, 2011 and 2010, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2011	2010
Current	$6,858	$6,697
60 to 90 days past due	26	8
Greater than 90 days past due	76	40
Valuation allowance associated with impaired mortgage loans on real estate	(31)	(13)
Unamortized premium (discount)	13	20
Total carrying value	$6,942	$6,752

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2011	2010
Number of impaired mortgage loans on real estate	12	9

Principal balance of impaired mortgage loans on real estate	$100	$75
Valuation allowance associated with impaired mortgage loans on real estate	(31)	(13)
Carrying value of impaired mortgage loans on real estate	$69	$62

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Average carrying value for impaired mortgage loans on real estate	$57	$54	$33
Interest income recognized on impaired mortgage loans on real estate	2	3	1
Interest income collected on impaired mortgage loans on real estate	2	3	1

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2011			As of December 31, 2010
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
Loan-to-Value	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,338	76.7%	1.61	4,863	72.1%	1.62
65% to 74%	1,198	17.2%	1.37	1,484	22.0%	1.40
75% to 100%	308	4.4%	0.92	179	2.7%	0.85
Greater than 100%	116	1.7%	0.36	219	3.2%	1.06
Total mortgage loans on real estate	$6,960	100.0%		6,745	100.0%

Alternative Investments

As of December 31, 2011 and 2010, alternative investments included investments in approximately 96 and 95 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Fixed maturity AFS securities	$3,842	$3,694	$3,474
VIEs' fixed maturity AFS securities	14	14	-
Equity AFS securities	5	6	8
Trading securities	154	157	159
Mortgage loans on real estate	408	424	462
Real estate	22	24	18
Standby real estate equity commitments	1	1	1
Policy loans	165	169	172
Invested cash	4	7	15
Commercial mortgage loan prepayment and bond makewhole premiums	82	67	24
Alternative investments	90	93	(55)
Consent fees	3	8	5
Other investments	(27)	(3)	9
Investment income	4,763	4,661	4,292
Investment expense	(111)	(120)	(114)
Net investment income	$4,652	$4,541	$4,178

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Fixed maturity AFS securities:
Gross gains	$86	$107	$161
Gross losses	(227)	(248)	(709)
Equity AFS securities:
Gross gains	12	9	6
Gross losses	-	(3)	(27)
Gain (loss) on other investments	(9)	(53)	(130)
Associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	(13)	8	161
Total realized gain (loss) related to certain investments	$(151)	$(180)	$(538)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(14)	$(90)	$(214)
RMBS	(79)	(65)	(250)
CMBS	(57)	(41)	-
CDOs	(1)	(1)	(39)
Hybrid and redeemable preferred securities	(2)	(5)	(67)
Total fixed maturity securities	(153)	(202)	(570)
Equity securities	-	(3)	(27)
Gross OTTI recognized in net income (loss)	(153)	(205)	(597)
Associated amortization of DAC, VOBA, DSI and DFEL	35	53	205
Net OTTI recognized in net income (loss), pre-tax	$(118)	$(152)	$(392)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$58	$98	$357
Change in DAC, VOBA, DSI and DFEL	(11)	(10)	(82)
Net portion of OTTI recognized in OCI, pre-tax	$47	$88	$275

Determination of Credit Losses on Corporate Bonds and CDOs

As of December 31, 2011 and 2010, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2011 and 2010, 96% and 95%, respectively, of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2011 and 2010, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.6 billion and a fair value of $2.4 billion.  As of December 31, 2011 and 2010, 97% and 91%, respectively, of the fair value of our CDO portfolio was rated investment grade.  As of December 31, 2011 and 2010, the portion of our CDO portfolio rated below investment grade had an amortized cost of $3 million and $24 million and fair value of $3 million and $16 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2011 and 2010, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the years ended December 31, 2011 and 2010, the recovery as a percentage of amortized cost was 98% and 80% for corporate bonds, respectively, and 0% for CDOs.

Determination of Credit Losses on MBS

As of December 31, 2011 and 2010, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$2,980	$2,980	$800	$800
Securities pledged under securities lending agreements (2)	200	193	199	192
Securities pledged under reverse repurchase agreements (3)	280	294	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	173	199	280	318
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	142	100	110
Total payables for collateral on investments	$3,733	$3,808	$1,659	$1,714

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Years Ended December 31,
	2011	2010	2009
Collateral payable held for derivative investments	$2,180	$183	$(2,192)
Securities pledged under securities lending agreements	1	(302)	74
Securities pledged under reverse repurchase agreements	-	(64)	(126)
Securities pledged for TALF	(107)	(65)	345
Securities pledged for FHLBI	-	-	100
Total increase (decrease) in payables for collateral on investments	$2,074	$(248)	$(1,799)

Investment Commitments

As of December 31, 2011, our investment commitments were $541 million, which included $233 million of LPs, $191 million of private placements and $117 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2011 and 2010, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $5.0 billion, or 5% and 6% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.6 billion and $2.9 billion, or 3% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of December 31, 2011, and December 31, 2010, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $7.7 billion and $6.7 billion, or 8% of our invested assets portfolio, respectively, and our investment securities in the CMO industry with a fair value of $5.6 billion and $6.5 billion, or 6% and 8% of our invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

6.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  We assess these risks by continually identifying and monitoring changes in our exposures that may adversely affect expected future cash flows and by evaluating hedging opportunities.

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

See Note 1 for a detailed discussion of the accounting treatment for derivative instruments.  See Note 21 for additional disclosures related to the fair value of our financial instruments and see Note 4 for derivative instruments related to our consolidated VIEs.

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

Consumer Price Index Swaps

We use consumer price index swaps to hedge the liability exposure on certain options in fixed/indexed annuity products.  Consumer price index swaps are contracts entered into at no cost and whose payoff is the difference between the consumer price index inflation rate and the fixed rate determined as of inception.

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps designated and qualifying as cash flow hedges to hedge our exposure to interest rate fluctuations related to the forecasted purchase of certain assets and liabilities.

Interest Rate Cap Agreements

We use interest rate cap agreements to provide a level of protection from the effect of rising interest rates to economically hedge our annuity business.  Interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates.  For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four.

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for our annuity business.  Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate.  For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate.  The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate.  There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.  Our interest rate cap corridors provide an economic hedge of our annuity business.

Interest Rate Futures

We use interest rate futures contracts to hedge the liability exposure on certain options in variable annuity products.  These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

Interest Rate Swap Agreements

We use interest rate swap agreements to hedge the liability exposure on certain options in variable annuity products.

We also use interest rate swap agreements designated and qualifying as cash flow hedges.  These instruments either hedge the interest rate risk of floating rate bond coupon payments by replicating a fixed rate bond, or hedge our exposure to fixed rate bond coupon payments and the change in the underlying asset values as interest rates fluctuate.

Finally, we use interest rate swap agreements designated and qualifying as fair value hedges to hedge against changes in the value of anticipated transactions and commitments as interest rate fluctuate.

Treasury and Reverse Treasury Locks

We use treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to our issuance of fixed rate securities or the anticipated future cash flows of floating rate fixed maturity securities due to changes in interest rates.  In addition, we use reverse treasury locks designated and qualifying as cash flow hedges to hedge the interest rate exposure related to the purchase of fixed rate securities or the anticipated future cash flows of floating rate fixed maturity securities due to changes in interest rates.  These derivatives are primarily structured to hedge interest rate risk inherent in the assumptions used to price certain liabilities.

Foreign Currency Contracts

We use derivative instruments as part of our foreign currency risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

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

Foreign Currency Swaps

We use foreign currency swaps designated and qualifying as cash flow hedges, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.  A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future.

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500 Index® (“S&P 500”)

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

Equity Futures

We use equity futures contracts to hedge the liability exposure on certain options in variable annuity products.  These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price.

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

Credit Contracts

We use derivative instruments as part of our credit risk management strategy that are economic hedges and include:

Credit Default Swaps - Buying Protection

We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Credit Default Swaps - Selling Protection

We sell credit default swaps to offer credit protection to contract holders and investors.  The credit default swaps hedge the contract holders and investors against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows the investor to put the bond back to us at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Embedded Derivatives

We use embedded derivatives that are economic hedges that include:

Deferred Compensation Plans Embedded Derivatives

We have certain deferred compensation plans that have embedded derivative instruments.  The liability related to these plans varies based on the investment options selected by the participants.

GLB Reserves Embedded Derivatives

We use a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates and volatility associated with GLBs offered in our variable annuity products, including products with GWB and GIB features.  The hedging strategy is designed such that changes in the value of the hedge contracts due to changes in equity markets, interest rates and implied volatilities move in the opposite direction of changes in embedded derivative GLB reserves caused by those same factors. We rebalance our hedge positions based upon changes in these factors as needed.  While we actively manage our hedge positions, these hedge positions may not be totally effective in offsetting changes in the embedded derivative reserve due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, contract holder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments and our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2011			As of December 31, 2010
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,512	$130	$-	$2,076	$(40)	$-
Foreign currency contracts (1)	340	38	-	340	30	-
Total cash flow hedges	2,852	168	-	2,416	(10)	-
Fair value hedges:
Interest rate contracts (2)	1,675	319	319	1,675	55	55
Non-Qualifying Hedges
Interest rate contracts (1)	30,232	568	-	18,406	(426)	-
Foreign currency contracts (1)	4	-	-	219	-	-
Equity market contracts (1)	16,401	2,096	-	11,577	1,442	-
Credit contracts (1)	48	-	-	-	-	-
Credit contracts (3)	148	-	16	145	-	16
Embedded derivatives:
Deferred compensation plans (3)	-	-	354	-	-	363
Indexed annuity contracts (4)	-	-	399	-	-	497
GLB reserves (4)	-	-	2,217	-	-	408
Reinsurance related (5)	-	-	168	-	-	102
AFS securities (1)	-	-	-	-	15	-
Total derivative instruments	$51,360	$3,151	$3,473	$34,438	$1,076	$1,441

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	The asset is reported in derivative investments and the liability in long-term debt on our Consolidated Balance Sheets.
(3)	Reported in other liabilities on our Consolidated Balance Sheets.
(4)	Reported in future contract benefits on our Consolidated Balance Sheets.
(5)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2011
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,154	$11,353	$11,349	$9,556	$7	$34,419
Foreign currency contracts (2)	4	154	105	81	-	344
Equity market contracts	8,638	3,155	4,589	17	2	16,401
Credit contracts	40	116	40	-	-	196
Total derivative instruments with notional amounts	$10,836	$14,778	$16,083	$9,654	$9	$51,360

(1)	As of December 31, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.
(2)	As of December 31, 2011, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11	$127
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	178	(47)	30
Foreign currency contracts	3	14	(52)
Fair value hedges:
Interest rate contracts	4	4	4
Equity market contracts	-	-	(28)
Net investment in a foreign subsidiary	-	-	(74)
AFS securities embedded derivatives	-	2	-
Change in foreign currency exchange rate adjustment	7	4	-
Change in DAC, VOBA, DSI and DFEL	(1)	(4)	22
Income tax benefit (expense)	(66)	9	(13)
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(15)	4	4
Interest rate contracts (2)	(1)	4	-
Foreign currency contracts (1)	2	2	-
Fair value hedges:
Interest rate contracts (2)	4	4	4
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)	-
Income tax benefit (expense)	4	(5)	(3)
Balance as of end-of-year	$116	$(15)	$11

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(15)	$3	$3
Foreign currency contracts (1)	2	2	1
Total cash flow hedges	(13)	5	4
Fair value hedges:
Interest rate contracts (2)	50	42	17
Equity market contracts (3)	-	15	1
Total fair value hedges	50	57	18
Non-Qualifying Hedges
Interest rate contracts (1)	(44)	5	-
Interest rate contracts (3)	1,144	175	(1,553)
Foreign currency contracts (1)	-	43	(98)
Foreign currency contracts (3)	(12)	(13)	(7)
Equity market contracts (3)	316	(386)	(1,379)
Equity market contracts (4)	21	(118)	35
Credit contracts (1)	-	1	1
Credit contracts (3)	(7)	7	(37)
Embedded derivatives:
Deferred compensation plans (4)	(11)	(34)	(63)
Indexed annuity contracts (3)	5	(81)	(75)
GLB reserves (3)	(1,809)	268	2,228
Reinsurance related (3)	(66)	(71)	(62)
AFS securities (1)	-	2	-
Total derivative instruments	$(426)	$(140)	$(988)

(1)	Reported in net investment income on our Consolidated Statements of Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Ineffective portion recognized in realized gain (loss)	$-	$-	$(1)
Gain (loss) recognized as a component of OCI with the offset to net investment income	(13)	6	4

As of December 31, 2011, $20 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the years ended December 31, 2011 and 2010, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Ineffective portion recognized in realized gain (loss)	$-	$1	$1
Gain (loss) recognized as a component of OCI with the offset to interest expense	4	4	4

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB+	3	(12)	68
03/20/2017 (4)	(5)	(6)	BBB	2	(4)	40
				9	$(16)	$148

As of December 31, 2010
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB	3	(12)	65
03/20/2017 (4)	(5)	(6)	BBB-	2	(4)	40
				9	$(16)	$145

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders, prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs discussed in Note 4.
(5)	Credit default swap was entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Seller does not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of December 31,
	2011	2010
Maximum potential payout	$148	$145
Less:
Counterparty thresholds	-	10
Maximum collateral potentially required to post	$148	$135

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $16 million as of December 31, 2011, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of December 31, 2011, the nonperformance risk adjustment was $16 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2011, the exposure was $81 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2011		As of December 31, 2010
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AAA	$-	$-	$1	$-
AA	35	-	99	-
AA-	219	-	65	-
A+	848	-	548	(76)
A	1,681	(120)	436	(223)
A-	387	-	-	-
	$3,170	$(120)	$1,149	$(299)

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Current	$16	$(138)	$(751)
Deferred	281	421	645
Federal income tax expense (benefit)	$297	$283	$(106)

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Tax rate times pre-tax income	$210	$432	$(182)
Effect of:
Tax-preferred investment income	(122)	(105)	(92)
Tax credits	(42)	(42)	(46)
Goodwill	261	-	238
Prior year tax return adjustment	(28)	(12)	(60)
Other items	18	10	36
Federal income tax expense (benefit)	$297	$283	$(106)
Effective tax rate	50%	23%	20%
Included in tax-preferred investment income was a separate account dividends-received deduction benefit of $112 million, $94 million and $77 million for the years ended December 31, 2011, 2010 and 2009, respectively, exclusive of any prior years’ tax return adjustment.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2011	2010
Current	$(241)	$(182)
Deferred	(2,432)	(1,221)
Total federal income tax asset (liability)	$(2,673)	$(1,403)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2011	2010
Deferred Tax Assets
Future contract benefits and other contract holder funds	$909	$1,400
Deferred gain on business sold through reinsurance	122	160
Reinsurance related embedded derivative asset	59	22
Investments	489	401
Compensation and benefit plans	304	272
Net operating loss	23	-
Net capital loss	59	97
Tax credits	208	105
VIE	98	77
Other	202	108
Total deferred tax assets	2,473	2,642
Deferred Tax Liabilities
DAC	1,823	1,977
VOBA	370	483
Net unrealized gain on AFS securities	2,259	1,014
Net unrealized gain on trading securities	131	90
Intangibles	160	165
Other	162	134
Total deferred tax liabilities	4,905	3,863
Net deferred tax asset (liability)	$(2,432)	$(1,221)

Although realization is not assured, management believes as of December 31, 2011 and 2010, it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.

As of December 31, 2011, LNC had net capital loss carryforwards of $93 million and $77 million which will expire in 2014 and 2015, respectively.  LNC believes that it is more likely than not that the capital losses will be fully utilized within the allowable carryforward period.

As of December 31, 2011, LNC had net operating loss carryforwards of $66 million which will expire in 2031.  LNC believes that it is more likely than not that the operating losses will be fully utilized within the allowable carryforward period.

As of December 31, 2011 and 2010, $234 million and $223 million of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  We anticipate a change to our unrecognized tax benefits during 2012 in the range of zero to $131 million.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the
	Years Ended
	December 31,
	2011	2010
Balance as of beginning-of-year	$318	$336
Increases for prior year tax positions	2	2
Decreases for prior year tax positions	(10)	(7)
Increases for current year tax positions	12	9
Decreases for current year tax positions	(6)	(8)
Decreases for settlements with taxing authorities	-	(10)
Decreases for lapse of statute of limitations	-	(4)
Balance as of end-of-year	$316	$318

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2011, 2010 and 2009, we recognized interest and penalty expense related to uncertain tax positions of $10 million, $7 million and $12 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $103 million and $93 million as of December 31, 2011 and 2010, respectively.

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

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning-of-year	$7,552	$7,424	$7,640
Business acquired (sold) through reinsurance	-	-	(37)
Deferrals	1,681	1,641	1,621
Amortization, net of interest:
Prospective unlocking - assumption changes	(274)	(31)	(15)
Prospective unlocking - model refinements	114	145	-
Retrospective unlocking	96	41	19
Other amortization	(959)	(930)	(746)
Adjustment related to realized (gains) losses	(23)	(50)	148
Adjustment related to unrealized (gains) losses	(1,051)	(688)	(1,206)
Balance as of end-of-year	$7,136	$7,552	$7,424

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning-of-year	$1,378	$2,086	$3,762
Business acquired (sold) through reinsurance	12	-	(255)
Deferrals	20	26	30
Amortization:
Prospective unlocking - assumption changes	72	(41)	(20)
Prospective unlocking - model refinements	102	(7)	-
Retrospective unlocking	21	11	(44)
Other amortization	(300)	(361)	(349)
Accretion of interest (1)	78	89	102
Adjustment related to realized (gains) losses	(6)	(8)	43
Adjustment related to unrealized (gains) losses	(322)	(417)	(1,183)
Balance as of end-of-year	$1,055	$1,378	$2,086

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 3.40% to 7.25%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2011, was as follows:

2012	$117
2013	101
2014	76
2015	68
2016	64

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning-of-year	$286	$323	$263
Deferrals	39	66	76
Amortization, net of interest:
Prospective unlocking - assumption changes	(2)	(3)	-
Retrospective unlocking	17	7	5
Other amortization	(55)	(58)	(33)
Adjustment related to realized (gains) losses	(1)	(8)	13
Adjustment related to unrealized (gains) losses	(13)	(41)	(1)
Balance as of end-of-year	$271	$286	$323

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning-of-year	$1,502	$1,338	$1,019
Business acquired (sold) through reinsurance	-	-	(11)
Deferrals	544	546	497
Amortization, net of interest:
Prospective unlocking - assumption changes	5	(57)	(22)
Prospective unlocking - model refinements	26	56	-
Retrospective unlocking	15	(23)	(16)
Other amortization	(180)	(173)	(129)
Adjustment related to realized (gains) losses	(9)	(8)	(1)
Adjustment related to unrealized (gains) losses	(534)	(177)	1
Balance as of end-of-year	$1,369	$1,502	$1,338

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2011	2010	2009
Direct insurance premiums and fees	$6,997	$6,599	$6,124
Reinsurance assumed	10	13	10
Reinsurance ceded	(1,276)	(1,202)	(1,148)
Total insurance premiums and fees	$5,731	$5,410	$4,986

Direct insurance benefits	$4,897	$4,547	$3,891
Reinsurance recoveries netted against benefits	(1,552)	(1,220)	(1,057)
Total benefits	$3,345	$3,327	$2,834

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each company’s retention limit is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance and annuities in order to limit our exposure to mortality losses and enhance our capital management.

Under our reinsurance program, we reinsure approximately 25% to 30% of the mortality risk on newly issued non-term life insurance contracts and approximately 30% to 35% of total mortality risk including term insurance contracts.  Our policy for this program is to retain no more than $11 million on a single insured life issued on fixed, VUL and term life insurance contracts.  The retention per single insured life for corporate-owned life insurance is less than $1 million.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2011, the reserves associated with these reinsurance arrangements totaled $878 million.  To cover products other than life insurance, we acquire other reinsurance coverages with retentions and limits.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers.  Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity   reinsurance transactions.  Swiss Re represents our largest reinsurance exposure.  Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations.  As we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.8 billion and $3.0 billion as of December 31, 2011 and 2010, respectively.  Swiss Re has funded a trust, with a balance of $2.2 billion as of December 31, 2011, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets are reported within trading securities or mortgage loans on real estate on our Consolidated Balance Sheets.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2011, included $1.0 billion and $142 million, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  During 2011, 2010 and 2009, we amortized $49 million, $49 million and $50 million, after-tax, respectively, of deferred gain on business sold through reinsurance.

See Note 13 for discussion of the rescission of indemnity reinsurance for disability income business that occurred during the year ended December 31, 2009.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2011
	Acquisition	Cumulative
	Balance	Impairment
	as of	as of	Acquisition			Balance
	Beginning-	Beginning-	Accounting			as of End-
	of-Year	of-Year	Adjustments	Impairment	Other	of-Year
Annuities	$1,040	$(600)	$-	$-	$-	$440
Retirement Plan Services	20	-	-	-	-	20
Life Insurance	2,188	-	-	(650)	1	1,539
Group Protection	274	-	-	-	-	274
Other Operations - Media	341	(244)	-	(97)	-	-
Total goodwill	$3,863	$(844)	$-	$(747)	$1	$2,273

	For the Year Ended December 31, 2010
	Acquisition	Cumulative
	Balance	Impairment
	as of	as of	Acquisition			Balance
	Beginning-	Beginning-	Accounting			as of End-
	of-Year	of-Year	Adjustments	Impairment	Other	of-Year
Annuities	$1,040	$(600)	$-	$-	$-	$440
Retirement Plan Services	20	-	-	-	-	20
Life Insurance	2,188	-	-	-	-	2,188
Group Protection	274	-	-	-	-	274
Other Operations - Media	335	(244)	6	-	-	97
Total goodwill	$3,857	$(844)	$6	$-	$-	$3,019

Included in the other above were adjustments related to income tax deductions recognized when stock options attributable to mergers were exercised or the release of unrecognized tax benefits acquired through mergers.

We perform a Step 1 goodwill impairment analysis on all of our reporting units at least annually on October 1.  To determine the implied fair value for our reporting units, we utilize primarily a discounted cash flow valuation technique (“income approach”), although limited available market data is also considered.  In determining the estimated fair value, we consider discounted cash flow calculations, the level of our own share price and assumptions that market participants would make in valuing the reporting unit.  This analysis requires us to make judgments about revenues, earnings projections, capital market assumptions and discount rates.

As of October 1, 2011, our Annuities, Retirement Plan Services and Group Protection reporting units passed the Step 1 analysis, and although the carrying value of the net assets for Group Protection was within the estimated fair value range, we deemed it prudent to validate the carrying value of goodwill through a Step 2 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for our Life Insurance and Media reporting units.  Based upon our Step 2 analysis for Life Insurance, we recorded a goodwill impairment that was attributable primarily to marketplace dynamics and lower expectations associated with product changes that we have implemented or will implement shortly that we believe will have an unfavorable effect on our sales levels for a period of time.  Based upon our Step 2 analysis for Group Protection, we determined that there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.  Based upon our Step 2 analysis for Media, we recorded a goodwill impairment that was primarily a result of the deterioration in operating environment and outlook for the business.

As of October 1, 2010, all of our reporting units passed the Step 1 analysis, and although the carrying value of the net assets was within the estimated fair value range for our Life Insurance reporting unit, we deemed it prudent to validate the carrying value of goodwill through a Step 2 analysis.  In our Step 2 analysis of the Life Insurance reporting unit, we determined there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.

As of October 1, 2009, all of our reporting units passed the Step 1 analysis, except for our Media reporting unit, which required a Step 2 analysis to be completed.  As a result of this Step 2 analysis for our Media reporting unit, we recorded an $80 million impairment of goodwill attributable primarily to declines in current and forecasted advertising revenue for the entire radio market.  We also recorded a $50 million impairment of our FCC license.

As of March 31, 2009, we performed a Step 1 goodwill impairment analysis on all of our reporting units as a result of our performing an interim test due to volatile capital markets that provided indicators that a potential impairment could be present.  All of our reporting units passed the Step 1 analysis, except for our Annuities reporting unit, which required a Step 2 analysis to be completed.  Based upon our Step 2 analysis, we recorded goodwill impairment for the Annuities reporting unit in the first quarter of 2009 for $600 million, which was attributable primarily to higher discount rates driven by higher debt costs and equity market volatility, deterioration in sales and declines in equity markets.

For our acquisition of NCLS, during 2009, we impaired the estimated goodwill that arose from the acquisition after considering the expected financial performance and other relevant factors of this business.

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$23	$100	$19
Retirement Plan Services:
Mutual fund contract rights (1)	2	-	2	-
Other Operations:
FCC licenses (1)	118	-	118	-
Other	4	3	4	3
Total	$224	$26	$224	$22

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2011, was as follows:

2012	$4
2013	4
2014	4
2015	4
2016	4

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of December 31,
	2011	2010
Return of Net Deposits
Total account value	$54,004	$52,211
Net amount at risk (1)	1,379	816
Average attained age of contract holders	59 years	58 years
Minimum Return
Total account value	$155	$187
Net amount at risk (1)	48	46
Average attained age of contract holders	72 years	70 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$21,648	$23,483
Net amount at risk (1)	2,939	2,183
Average attained age of contract holders	67 years	66 years

(1)
Represents the amount of death benefit in excess of the account balance.  The increase in net amount at risk when comparing December 31, 2011, to December 31, 2010, was attributable primarily to the decline in international equity markets during 2011.

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

	For the Years Ended December 31,
	2011	2010	2009
Balance as of beginning-of-year	$44	$71	$277
Changes in reserves	93	57	(33)
Benefits paid	(53)	(84)	(173)
Balance as of end-of-year	$84	$44	$71

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2011	2010
Asset Type
Domestic equity	$34,286	$35,659
International equity	13,095	14,172
Bonds	17,735	15,913
Money market	5,892	5,725
Total	$71,008	$71,469

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 38% of permanent life insurance in force as of December 31, 2011, and approximately 43% of total sales for these products for the year ended December 31, 2011.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2011	2010
Short-Term Debt
Commercial paper (1)	$-	$100
Current maturities of long-term debt	300	250
Other short-term debt	-	1
Total short-term debt	$300	$351

Long-Term Debt, Excluding Current Portion
Senior notes:
5.65% notes, due 2012	$-	$300
LIBOR + 175 bps loan, due 2013	200	200
4.75% notes, due 2014	300	300
4.75% notes, due 2014	200	200
4.30% notes, due 2015 (2)	250	250
LIBOR + 3 bps notes, due 2017	250	250
7.00% notes, due 2018	200	200
8.75% notes, due 2019 (2)	500	500
6.25% notes, due 2020 (2)	300	300
4.85% notes, due 2021 (2)	300	-
6.15% notes, due 2036	500	500
6.30% notes, due 2037	375	375
7.00% notes, due 2040 (2)	500	500
Total senior notes	3,875	3,875

Capital securities:
6.75%, due 2066 (3)	-	275
7.00%, due 2066	722	722
6.05%, due 2067	491	491
Total capital securities	1,213	1,488
Unamortized premiums (discounts)	(16)	(19)
Fair value hedge on interest rate swap agreements	319	55
Total unamortized premiums (discounts) and fair value hedge on interest rate swap agreements	303	36
Total long-term debt	$5,391	$5,399

(1)	The weighted-average interest rate of commercial paper was 0.20% and 0.41% as of December 31, 2011 and 2010, respectively.
(2)
We have the option to repurchase the outstanding notes by paying the greater of 100% of the principal amount of the notes to be redeemed or the make-whole amount (as defined in each note agreement), plus in each case any accrued and unpaid interest as of the date of redemption.

(3)	During the third quarter of 2011, we redeemed all of our 6.75% capital securities due 2066. See below for the details of the loss on extinguishment of debt.

Details underlying the recognition of a gain (loss) on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Principal balance outstanding prior to payoff	$275	$155	$87
Unamortized debt issuance costs and discounts prior to payoff	(8)	(5)	(1)
Amount paid to retire	(275)	(155)	(22)
Gain (loss) on extinguishment of debt, pre-tax	$(8)	$(5)	$64

Future principal payments due on long-term debt (in millions) as of December 31, 2011, were as follows:

2012	$300
2013	200
2014	500
2015	250
2016	-
Thereafter	4,138
Total	$5,388

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit (“LOCs”)

Credit facilities, which allow for borrowing or issuances of LOCs, and LOCs (in millions) were as follows:

		As of December 31, 2011
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Four-year revolving credit facility	Jun-2015	$2,000	$219
LOC facility	Mar-2023	828	828
LOC facility	Aug-2031	419	419
LOC facility	Oct-2031	574	574
Total		$3,821	$2,040

Effective as of June 10, 2011, we entered into a credit agreement with a syndicate of banks.  This agreement (the “credit facility”) allows for any combination of issuance of LOCs and borrowing of up to $2.0 billion; however, only $1.0 billion of the borrowing is available to reimburse the banks for drawn LOCs.  The credit facility is unsecured and has a commitment termination date of June 10, 2015.  LOCs issued under the credit facility may remain outstanding for one year following the applicable commitment termination date of the agreement.  The LOCs support inter-company reinsurance transactions and specific treaties associated with our business sold through reinsurance.  LOCs are used primarily to satisfy the U.S. regulatory requirements of our domestic insurance companies for which reserve credit is provided by our affiliated reinsurance companies, as discussed above in “Results of Life Insurance – Income (Loss) from Operations – Strategies to Address Statutory Reserve Strain,” and our domestic clients of the business sold through reinsurance.

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2011, we were in compliance with all such covenants.

This credit facility replaced our existing four-year credit facility dated as of June 9, 2010, and set to expire June 9, 2014, and the commitments under the existing credit facility have been terminated.  Our 364-day credit facility expired June 8, 2011, prior to entering into the new credit agreement.

On November 1, 2011, one of our wholly-owned subsidiaries entered into a credit facility agreement with a third-party lender.  Under the agreement, the lender issued an irrevocable LOC effective November 1, 2011, with a maximum scheduled LOC amount of up to approximately $690 million.  The LOC supports an inter-company reinsurance agreement and expires October 1, 2031.  On August 26, 2011, one of our wholly-owned subsidiaries entered into a credit facility agreement with a third-party lender.  Under the agreement, the lender issued an irrevocable LOC effective August 26, 2011, with a maximum scheduled LOC amount of up to approximately $520 million.  The LOC supports an inter-company reinsurance agreement and expires August 26, 2031.  On April 28, 2011, certain of our wholly-owned subsidiaries amended and restated the reimbursement agreement entered into on December 31, 2009, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective April 1, 2011, with a maximum scheduled LOC amount of up to approximately $925 million.  The LOC supports an inter-company reinsurance agreement and expires March 31, 2023.

These agreements each contain customary terms and conditions, including covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2011, we were in compliance with all such covenants.

Shelf Registration

We currently have an effective shelf registration statement, which allows us to issue, in unlimited amounts, securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts, stock purchase units and trust preferred securities of our affiliated trusts.

Certain Debt Covenants on Capital Securities

Our $1.2 billion in principal amount of capital securities outstanding contain certain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following trigger events exists as of the 30th day prior to an interest payment date (“determination date”):

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

13.  Contingencies and Commitments

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

LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business both in the ordinary course and otherwise.  In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought.  Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief.  Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court.  In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters.  This variability in pleadings, together with the actual experiences of LNC in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

Due to the unpredictable nature of litigation, the outcome of a litigation matter and the amount or range of potential loss at particular points in time is normally difficult to ascertain.  Uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law in the context of the pleadings or evidence presented, whether by motion practice, or at trial or on appeal.  Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2011.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2011, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $100 million.

For other matters, we are not currently able to estimate the reasonably possible loss or range of loss.  We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, we review relevant information with respect to litigation contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

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

On June 13, 2009, a single named plaintiff filed a putative national class action in the Circuit Court of Allen County, Indiana, captioned Peter S. Bezich v. LNL, No. 02C01-0906-PL73, asserting he was charged a cost-of-insurance fee that exceeded the applicable mortality charge, and that this fee breached the terms of the insurance contract.  The parties are conducting fact discovery, and no class certification motion has yet been filed.  We dispute the allegations and are vigorously defending this matter.

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

Total rental expense on operating leases for the years ended December 31, 2011, 2010 and 2009, was $42 million, $46 million and $55 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2011, were as follows:

2012	$40
2013	35
2014	31
2015	26
2016	22

Information Technology Commitment

Effective January 1, 2012, we renewed our contract with IBM Global Services for information technology services.  Annual costs are dependent on usage but are expected to be approximately $9 million for this new five-year commitment.

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

Vulnerability from Concentrations

As of December 31, 2011, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 22%, 25% and 28% of Annuities’ variable annuity product deposits in 2011, 2010 and 2009, respectively, and represented approximately 54%, 58% and 61% of the segment’s total variable annuity product account values as of December 31, 2011, 2010 and 2009, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 27%, 29% and 33% of variable annuity product deposits in 2011, 2010 and 2009, respectively, and represented 63%, 66% and 69% of the segment’s total variable annuity product account values as of December 31, 2011, 2010 and 2009, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments net of estimated future premium tax deductions of $31 million and $10 million as of December 31, 2011 and 2010, respectively.

14.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Series A Preferred Stock
Balance as of beginning-of-year	10,914	11,497	11,565
Conversion of convertible preferred stock (1)	(842)	(583)	(68)
Balance as of end-of-year	10,072	10,914	11,497

Series B Preferred Stock
Balance as of beginning-of-year	-	950,000	-
Issuance (redemption) of Series B preferred stock	-	(950,000)	950,000
Balance as of end-of-year	-	-	950,000

Common Stock
Balance as of beginning-of-year	315,718,554	302,223,281	255,869,859
Stock issued	-	14,137,615	46,000,000
Conversion of convertible preferred stock (1)	13,472	9,328	1,088
Stock compensation/issued for benefit plans	248,553	414,712	436,100
Retirement/cancellation of shares	(24,661,357)	(1,066,382)	(83,766)
Balance as of end-of-year	291,319,222	315,718,554	302,223,281

Common Stock as of End-of-Year
Assuming conversion of preferred stock	291,480,374	315,893,178	302,407,233
Diluted basis	298,225,244	324,043,137	311,846,021

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common, Series A and Series B preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Weighted-average shares, as used in basic calculation	307,216,181	310,005,264	280,031,363
Shares to cover exercise of outstanding warrants	10,150,292	12,260,236	6,209,013
Shares to cover conversion of preferred stock	173,289	178,720	184,687
Shares to cover non-vested stock	813,905	616,314	550,700
Average stock options outstanding during the year	636,989	707,704	401,369
Assumed acquisition of shares with assumed proceeds from exercising outstanding warrants	(4,658,020)	(5,148,473)	(2,945,429)
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(427,425)	(464,813)	(275,543)
Shares repurchaseable from measured but unrecognized stock option expense	(65,882)	(139,673)	(85,511)
Average deferred compensation shares	1,110,722	1,198,468	1,564,954
Weighted-average shares, as used in diluted calculation	314,950,051	319,213,747	285,635,603

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.  As a result of a loss from continuing operations for the year ended December 31, 2009, shares used in the EPS calculation represent basic shares, since using diluted shares would have been anti-dilutive to the calculation.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount.  These amounts are presented on our Consolidated Statements of Income (Loss).

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the years ended December 31, 2011 and 2010, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $4 million and $1 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had 10,150,292 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock, no par value per share, have an exercise price of $10.85, and expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$1,072	$49	$(2,654)
Cumulative effect from adoption of new accounting standards	-	181	(84)
Unrealized holding gains (losses) arising during the year	3,414	2,528	6,204
Change in foreign currency exchange rate adjustment	(5)	(6)	26
Change in DAC, VOBA, DSI and other contract holder funds	(993)	(1,196)	(2,371)
Income tax benefit (expense)	(864)	(478)	(1,366)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(129)	(135)	(569)
Reclassification adjustment for gains (losses) on derivatives included in net income (loss)	-	135	(45)
Associated amortization of DAC, VOBA, DSI and DFEL	(13)	9	161
Income tax benefit (expense)	50	(3)	159
Balance as of end-of-year	$2,716	$1,072	$49
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(129)	$(115)	$-
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	-	(18)
Gross OTTI recognized in OCI during the year	(58)	(98)	(357)
Change in DAC, VOBA, DSI and DFEL	11	10	82
Income tax benefit (expense)	16	30	96
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	103	87	154
Change in DAC, VOBA, DSI and DFEL	(22)	(20)	(29)
Income tax benefit (expense)	(28)	(23)	(43)
Balance as of end-of-year	$(107)	$(129)	$(115)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$(15)	$11	$127
Unrealized holding gains (losses) arising during the year	185	(27)	(89)
Change in foreign currency exchange rate adjustment	7	4	(31)
Change in DAC, VOBA, DSI and DFEL	(1)	(4)	22
Income tax benefit (expense)	(66)	9	(13)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(10)	14	8
Associated amortization of DAC, VOBA, DSI and DFEL	-	(1)	-
Income tax benefit (expense)	4	(5)	(3)
Balance as of end-of-year	$116	$(15)	$11
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$3	$6
Foreign currency translation adjustment arising during the year	-	(3)	(2)
Income tax benefit (expense)	-	1	(1)
Balance as of end-of-year	$1	$1	$3
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(181)	$(210)	$(282)
Adjustment arising during the year	(149)	45	111
Income tax benefit (expense)	52	(16)	(39)
Balance as of end-of-year	$(278)	$(181)	$(210)

15.  Realized (Gain) Loss

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Income (Loss) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Total realized gain (loss) related to certain investments (1)	$(151)	$(180)	$(538)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(83)	75	36
Indexed annuity net derivative results: (3)
Gross gain (loss)	2	34	8
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(15)	(4)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(60)	56	(710)
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(47)	61
Realized gain (loss) on sale of subsidiaries/businesses	-	-	1
Total realized gain (loss)	$(299)	$(77)	$(1,146)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
(2)
Represents changes in the fair values of certain derivative investments (including those associated with our consolidated VIEs), total return swaps (embedded derivatives that are theoretically included in our various modified coinsurance and coinsurance with funds withheld reinsurance arrangements that have contractual returns related to various assets and liabilities associated with these arrangements) and trading securities.

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

(4)
Includes the net difference in the change in embedded derivative reserves of our GLB products and the change in the fair value of the derivative instruments we own to hedge GDB and GLB products, including the cost of purchasing the hedging instruments.

16.  Underwriting, Acquisition, Insurance, Restructuring and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Commissions	$1,672	$1,616	$1,543
General and administrative expenses	1,422	1,412	1,284
Expenses associated with reserve financing and unrelated LOCs	47	34	7
DAC and VOBA deferrals and interest, net of amortization	(651)	(583)	(598)
Broker-dealer expenses	353	320	290
Other intangibles amortization	4	4	4
Media expenses	69	59	53
Taxes, licenses and fees	247	197	160
Merger-related expenses	-	9	17
Restructuring charges (recoveries) for expense initiatives	-	(1)	34
Total	$3,163	$3,067	$2,794

17.  Pension, Postretirement Health Care and Life Insurance Benefit Plans

We maintain U.S. qualified funded defined benefit pension plans in which many of our U.S. employees and agents are participants, and we retained the Lincoln UK pension plan after the sale of this business.  We also maintain non-qualified, unfunded defined benefit pension plans for certain employees and agents.  In addition, for certain former employees we have supplemental retirement plans that provide defined benefit pension benefits in excess of limits imposed by federal tax law.  All of our defined benefit pension plans are frozen, including the defined benefit pension plan that was retained after the sale of Lincoln UK, and there are no new participants and no future accruals of benefits from the date of the freeze.

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

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our benefit plans’ assets and obligations was as follows:

	As of or for the Years Ended December 31,
	2011	2010	2011	2010	2011	2010
	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value as of beginning-of-year	$918	$842	$314	$307	$37	$34
Actual return on plan assets	72	118	49	29	3	2
Company and participant contributions	36	31	1	-	15	15
Benefits paid	(70)	(73)	(12)	(12)	(17)	(15)
Medicare Part D subsidy	-	-	-	-	1	1
Foreign exchange translation	-	-	(2)	(10)	-	-
Fair value as of end-of-year	956	918	350	314	39	37

Change in Benefit Obligation
Balance as of beginning-of-year	1,093	1,050	271	289	155	151
Service cost (1)	3	3	-	-	4	3
Interest cost	58	61	15	16	7	9
Company and participant contributions	-	-	-	-	6	6
Curtailments	-	-	-	-	-	-
Actuarial (gains) losses	154	52	38	(12)	5	-
Benefits paid	(70)	(73)	(12)	(12)	(17)	(15)
Medicare Part D subsidy	-	-	-	-	1	1
Foreign exchange translation	-	-	(1)	(10)	-	-
Balance as of end-of-year	1,238	1,093	311	271	161	155
Funded status of the plans	$(282)	$(175)	$39	$43	$(122)	$(118)

Amounts Recognized on the Consolidated Balance Sheets
Other assets	$18	$15	$39	$43	$-	$-
Other liabilities	(300)	(190)	-	-	(122)	(118)
Net amount recognized	$(282)	$(175)	$39	$43	$(122)	$(118)

Amounts Recognized in Accumulated OCI, Net of Tax
Net (gain) loss	$243	$153	$33	$30	$5	$2
Prior service credit	-	-	-	-	(3)	(4)
Net amount recognized	$243	$153	$33	$30	$2	$(2)

Rate of Increase in Compensation
Retiree Life Insurance Plan	N/A	N/A	N/A	N/A	4.00%	4.00%
All other plans	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.45%	5.50%	5.00%	5.70%	4.25%	5.00%
Expected return on plan assets	7.78%	8.00%	5.40%	5.40%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	5.45%	6.00%	5.70%	5.80%	5.00%	6.00%
Expected return on plan assets	7.78%	8.00%	5.40%	5.80%	6.50%	6.50%

(1)	Amounts for our U.S. pension plans represent general and administrative expenses.

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.

The discount rate was determined based on a corporate yield curve as of December 31, 2011, and projected benefit obligation cash flows for the U.S. pension plans.  We reevaluate this assumption each plan year.  For 2012, our discount rate for the U.S. pension plans will be 4.45%, and 5.00% for the non-U.S. plan.

The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate this assumption each plan year.  For 2012, our expected return on plan assets is 7.78% for the U.S. plans and 5.40% for the non-U.S. plan.

The calculation of the accumulated other postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) as follows:

	As of or for the
	Years Ended December 31,
	2011	2010	2009
Pre-65 health care cost trend rate	8.50%	9.50%	10.00%
Post-65 health care cost trend rate	8.50%	9.50%	13.00%
Ultimate trend rate	4.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2020

We expect the health care cost trend rate for 2012 to be 8.50% for both the pre-65 and the post-65 population.  A one-percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $5 million and total service and interest cost components by $1 million.  A one-percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $8 million and total service and interest cost components by $1 million.

Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2011	2010
U.S. Plan
Accumulated benefit obligation	$1,118	$1,072
Projected benefit obligation	1,118	1,072
Fair value of plan assets	818	881

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for our pension plans’ and other postretirement plans’ expense (recovery) (in millions) were as follows:

	For the Years Ended December 31,
	2011	2010	2009	2011	2010	2009
	Pension Benefits			Other Postretirement Benefits
U.S. Plans
Service cost (1)	$3	$3	$3	$4	$3	$3
Interest cost	58	61	62	7	9	8
Expected return on plan assets	(71)	(65)	(55)	(2)	(2)	(2)
Amortization of prior service cost	-	-	-	(1)	(1)	(1)
Recognized net actuarial loss (gain)	13	15	28	1	1	(2)
Net periodic benefit expense (recovery)	$3	$14	$38	$9	$10	$6

Non-U.S. Plans
Service cost	$-	$-	$1
Interest cost	15	16	16
Expected return on plan assets	(16)	(16)	(15)
Amortization of prior service cost	-	-	1
Recognized net actuarial loss (gain)	-	1	1
Net periodic benefit expense (recovery)	$(1)	$1	$4

(1)	Amounts for our pension plans represent general and administrative expenses.

We expect our 2012 U.S. pension plans’ expense to be approximately $13 million.  In addition, we expect our non-U.S. pension plan income for 2012 to be approximately $2 million when assuming an average exchange rate of 1.56 pounds sterling to U.S. dollars.

For 2012, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial loss or gain is expected to be an approximate $26 million loss for our pension plans and less than $1 million loss for our other postretirement plans.

Plan Assets

Our pension plans’ asset target allocations by asset category based on estimated fair values were as follows:

	For the Years Ended December 31,
	2011	2010	2011	2010	2011	2010
	U.S. Plan - Employees		U.S. Plan - Agents		Non-U.S. Plan
Asset Class
Fixed maturity securities	50%	50%	80%	50%	56%	65%
Common stock:
Domestic equity	35%	35%	14%	35%	-%	-%
International equity	15%	15%	6%	15%	-%	-%
Equity securities	-%	-%	-%	-%	43%	15%
Cash and invested cash	-%	-%	-%	-%	1%	20%

The investment objectives for the assets related to our pension plans are to:

•	Maintain sufficient liquidity to pay obligations of the plans as they come due;
•	Minimize the effect of a single investment loss and large losses to the plans through prudent risk/reward diversification consistent with sound fiduciary standards;
•	Maintain an appropriate asset allocation policy;

•	Earn a return commensurate with the level of risk assumed through the asset allocation policy; and
•	Control costs of administering and managing the plans' investment operations.

Investments can be made in various asset classes and styles, including, but not limited to: domestic and international equity, fixed income securities, derivatives and other asset classes the investment managers deem prudent.  Our plans follow a strategic asset allocation policy that strives to systemically increase the percentage of assets in liability-matching fixed income investments as funding levels increase.

We currently target asset weightings as follows: for the U.S. Plan – Employees, domestic equity allocations (35%) are split into large cap (25%), small cap (5%) and hedge funds (5%), and for the U.S. Plan – Agents, domestic equity allocations (14%) are split into large cap (10%), small cap (2%) and hedge funds (2%).  Fixed maturity securities represent core fixed income investments.  The performance of the pension trust assets are monitored on a quarterly basis relative to the plans’ objectives.

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

Fair Value of Plan Assets

See “Fair Value Measurement” in Note 1 for discussion of how we categorize our pension plans’ assets into the three-level fair value hierarchy.  See “Financial Instruments Carried at Fair Value” in Note 21 for a summary of our fair value measurements of our pension plans’ assets by the three-level fair value hierarchy.

The following summarizes our fair value measurements of benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2011	2010	2011	2010	2011	2010
	U.S.		Non-U.S.		Other
	Pension Plans		Pension Plans		Postretirement Benefits
Fixed maturity securities:
Corporate bonds	$370	$266	$34	$22	$-	$-
U.S. Government bonds	114	103	13	2	-	-
Foreign government bonds	24	39	206	166	-	-
RMBS	1	2	-	-	-	-
CMBS	4	5	-	-	-	-
CDOs	1	1	1	2	-	-
Common stock	418	444	57	101	-	-
Cash and invested cash	24	58	39	21	39	37
Total	$956	$918	$350	$314	$39	$37

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

Plan Cash Flows

It is our practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended and with guidance issued there under.  In accordance with such practice, no contributions were required for the years ended December 31, 2011 or 2010; however, we elected to contribute $25 million on December 1, 2011.  Based on our calculations, we do not expect to be required to make any contributions to our qualified pension plans in 2012 under applicable pension law.

For our nonqualified pension plans, we fund the benefits as they become due to retirees.  The amount expected to be contributed to the nonqualified pension plans during 2012 is approximately $10 million.

We expect the following benefit payments (in millions):

	Pension Plans			U.S. Other Postretirement Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	Non-U.S.			Not
	Defined	Defined	Defined	Reflecting		Reflecting
	Benefit	Benefit	Benefit	Medicare	Medicare	Medicare
	Pension	Pension	Pension	Part D	Part D	Part D
	Plans	Plans	Plans	Subsidy	Subsidy	Subsidy
2012	$72	$10	$12	$10	$(2)	$12
2013	70	10	13	10	(2)	12
2014	68	9	14	11	(2)	13
2015	67	11	14	11	(2)	13
2016	69	9	15	12	(2)	14
Following five years thereafter	336	44	86	59	(12)	71
18.  Defined Contribution and Deferred Compensation Plans

Defined Contribution Plans

We sponsor defined contribution plans, which include money purchase plans, for eligible employees and agents.  We make contributions and matching contributions to each of the active plans in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.  For the years ended December 31, 2011, 2010 and 2009, expenses (income) for these plans were $67 million, $62 million and $63 million, respectively.

Deferred Compensation Plans

We sponsor six separate non-qualified, unfunded, deferred compensation plans for employees, agents and non-employee directors.

The results for certain investment options within the plans are hedged by total return swaps.  Participants’ account values change due primarily to investment earnings driven by market fluctuations.  Our expenses increase or decrease in direct proportion to the change in market value of the participants’ investment options.  Participants are able to select our stock as an investment option; however, it is not hedged by the total return swaps and is a primary source of expense volatility related to these plans.  For further discussion of total return swaps related to our deferred compensation plans, see Note 6.

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2011	2010
Total liabilities (1)	$354	$363
Investments held to fund liabilities (2)	133	130

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

Deferred Compensation Plan for Employees

Participants may elect to defer a portion of their compensation as defined by the plan.  Participants may select from prescribed “phantom” investment options that are used as measures for calculating the returns that are notionally credited to their accounts.  Under the terms of the plan, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participants.  We make matching contributions based upon amounts placed into the plan by individuals after participants have exceeded applicable limits of the Internal Revenue Code.  The amount of our contribution is calculated in accordance with the plan document.  Expenses (income) (in millions) for this plan were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Employer matching contributions	$6	$6	$4
Increase (decrease) in measurement of liabilities, net of total return swap	1	1	(5)
Total plan expenses (income)	$7	$7	$(1)

Deferred Compensation Plans for Agents

We sponsor three deferred compensation plans for certain eligible agents.  Participants may elect to defer a portion of their compensation as defined by the respective plan.  Participants may select from prescribed “phantom” investment options that are used as measures for calculating the returns that are notionally credited to their accounts.  Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participants.  We make matching contributions based upon amounts placed into the plans by individuals after participants have exceeded applicable limits of the Internal Revenue Code.  The amounts of our contributions are calculated in accordance with the plans’ documents.  Expenses (income) (in millions) for these plans were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Employer matching contributions	$1	$3	$1
Increase (decrease) in measurement of liabilities, net of total return swap	-	3	3
Total plan expenses (income)	$1	$6	$4

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors may defer a portion of their annual retainers, and we credit deferred stock units annually to their accounts.  The prescribed “phantom” investment options are identical to those offered in the employees’ plan.  For the years ended December 31, 2011, 2010 and 2009, expenses (income) for this plan were less than ($1) million, $2 million and $1 million, respectively.

Deferred Compensation Plan for Former JP Agents

Eligible former agents of JP may participate in this deferred compensation plan. Participants may elect to defer commissions and bonuses and specify where this deferred compensation will be invested in selected notional mutual funds.  Participants may not receive the returns on these funds until attaining a specified age or in the event of a significant lifestyle change.  The funded amount is rebalanced to match the funds that have been elected under the deferred compensation plan.  The plan obligation increases with contributions, deferrals and investment gains, and decreases with withdrawals and investment losses.  The plan assets increase with investment gains and decrease with investment losses and payouts of benefits.  For the years ended December 31, 2011, 2010 and 2009, expenses (income) for this plan were $4 million, $2 million and $1 million, respectively.

19.  Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to time-vested shares), stock appreciation rights (“SARs”), restricted stock units, and restricted stock awards (“nonvested stock”).  We have a policy of issuing new shares to satisfy option exercises.

Total compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Stock options	$8	$5	$6
Performance shares	2	(1)	(2)
Restricted stock units and nonvested stock	12	12	9
Total	$22	$16	$13

Recognized tax benefit	$8	$6	$5

Total unrecognized compensation expense (in millions) for all of our stock-based incentive compensation plans was as follows:

	For the Years Ended December 31,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$6	1.7	$4	1.8	$6	1.7
Performance shares	4	2.0	-	-	-	1.0
SARs	1	3.4	1	3.7	2	4.1
Restricted stock units and nonvested stock	17	1.7	19	1.9	13	2.2
Total unrecognized stock-based incentive compensation expense	$28		$24		$21

In the first quarter of 2011, a performance period from 2011-2013 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC restricted stock units representing approximately 34%, LNC stock options representing approximately 33% and LNC performance shares representing approximately 33% of the total award.  LNC stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  Under the 2011-2013 plan, a total of 221,813 LNC restricted stock units, 459,093 LNC stock options and 215,137 LNC performance shares were granted.

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

The option price assumptions used for our stock option incentive plans were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Weighted-average fair value per option granted	$13.88	$16.91	$9.47
Assumptions:
Dividend yield	1.2%	1.3%	1.8%
Expected volatility	48.5%	72.5%	78.7%
Risk-free interest rate	1.4-2.9%	2.7-3.3%	1.5-3.2%
Expected life (in years)	6.7	6.3	5.8

The fair value of options is determined using a Black-Scholes options valuation model with the assumptions disclosed in the table above.  The dividend yield is based on the expected dividend rate during the expected life of the option.  Expected volatility is based on the implied volatility of exchange-traded securities and the historical volatility of the LNC stock price.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, forfeiture or cancellation based upon historical behavior.

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2010	1,948,923	$49.03
Granted - original	95,516	29.97
Exercised (includes shares tendered)	(7,662)	24.15
Forfeited or expired	(187,329)	48.60
Outstanding as of December 31, 2011	1,849,448	$48.19	1.09	$-

Vested or expected to vest as of December 31, 2011 (1)	1,236,345	$51.01	1.26	$-

Exercisable as of December 31, 2011	1,734,930	$49.46	0.94	$-

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009, was $2 million, $9 million and $1 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was zero.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2010	7,755,483	$47.20
Granted - original	491,653	30.65
Exercised (includes shares tendered)	(24,096)	17.62
Forfeited or expired	(1,572,482)	44.47
Outstanding as of December 31, 2011	6,650,558	$46.73	3.66	$2

Vested or expected to vest as of December 31, 2011 (1)	6,384,696	$47.59	3.48	$1

Exercisable as of December 31, 2011	5,969,616	$48.95	3.08	$1

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009, was $7 million, $4 million and $8 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was zero.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2010	210,695	$42.28
Granted	215,137	31.03
Forfeited	(228,383)	41.41
Nonvested as of December 31, 2011	197,449	$31.02

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

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).  We have hedged a portion of this volatility by purchasing call options on LNC stock.  Call options hedging vested SARs are also marked-to-market through net income.  See Note 6 for further information on our call options on LNC stock.  The SARs liability as of December 31, 2011, 2010 and 2009, was $1 million and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs plan were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Weighted-average fair value per SAR granted	$9.41	$7.81	$12.47
Assumptions:
Dividend yield	1.9%	2.4%	0.2%
Expected volatility	39.1%	38.2%	106.0%
Risk-free interest rate	2.2%	1.8%	2.4%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2010	715,631	$47.02
Granted - original	106,950	29.97
Exercised (includes shares tendered)	(8,818)	16.53
Forfeited or expired	(142,438)	54.14
Outstanding as of December 31, 2011	671,325	$43.26	1.89	$-

Vested or expected to vest as of December 31, 2011 (1)	648,545	$43.78	1.84	$-

Exercisable as of December 31, 2011	480,041	$49.44	1.30	$-

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2011, 2010 and 2009, was zero.

Restricted Stock Units

We award restricted stock units under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our restricted stock units was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2010	1,563,928	$23.38
Granted	540,394	30.20
Vested	(206,294)	33.36
Forfeited	(118,675)	25.09
Outstanding as of December 31, 2011	1,779,353	$23.94

20.  Statutory Information and Restrictions

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to LNC Parent Company amounts (in millions) below consists of all or a combination of the following entities: LNL, First Penn-Pacific Life Insurance Company, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of South Carolina II, Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Financial Group South Carolina Reinsurance Company, Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont II, Lincoln Reinsurance Company of Vermont III and Lincoln Reinsurance Company of Vermont IV.

	As of December 31,
	2011	2010
U.S. capital and surplus	$7,264	$6,955

	For the Years Ended December 31,
	2011	2010	2009
U.S. net gain (loss) from operations, after-tax	$323	$557	$913
U.S. net income (loss)	135	432	(4)
U.S. dividends to LNC Parent Company	818	684	455

The decrease in statutory net income (loss) for the year ended December 31, 2011, from that of 2010, was primarily due to increased realized losses in invested assets, an increase in reserves on UL secondary guarantee products and prior year favorable tax items that did not repeat in the current year.

The increase in statutory net income (loss) for the year ended December 31, 2010, from that of 2009, was primarily due to a significant decrease in realized losses on investments due to improving market conditions throughout 2010.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York and the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana.  The insurance subsidiaries also have several accounting practices permitted by the states of domicile that differ from those found in NAIC SAP.  Specifically, these are accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus and the use of a more conservative valuation interest rate on certain annuities as of December 31, 2011 and 2010.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2011	2010
Calculation of reserves using the Indiana universal life method	$270	$314
Calculation of reserves using continuous CARVM	(2)	(5)
Conservative valuation rate on certain annuities	(20)	(15)
Lesser of LOC and XXX additional reserve as surplus	1,731	457

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus and must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus. As discussed above, we may not consider the benefit from the statutory accounting principles relating to our insurance subsidiaries’ deferred tax assets in calculating available dividends.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  New York, the state of domicile of our other major insurance subsidiary, LLANY, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year-end or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $675 million in 2012 without prior approval from the respective state commissioners.

All payments of principal and interest on the surplus notes must be approved by the respective Commissioner of Insurance.

21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$75,433	$75,433	$68,030	$68,030
VIEs' fixed maturity securities	700	700	584	584
Equity securities	139	139	197	197
Trading securities	2,675	2,675	2,596	2,596
Mortgage loans on real estate	6,942	7,608	6,752	7,183
Derivative investments	3,151	3,151	1,076	1,076
Other investments	1,069	1,069	1,038	1,038
Cash and invested cash	4,510	4,510	2,741	2,741
Separate account assets	83,477	83,477	84,630	84,630

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(399)	(399)	(497)	(497)
GLB reserves embedded derivatives	(2,217)	(2,217)	(408)	(408)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,114)	(1,114)	(1,108)	(1,108)
Account values of certain investment contracts	(27,468)	(30,812)	(26,130)	(27,142)
Short-term debt (1)	(300)	(309)	(351)	(364)
Long-term debt	(5,391)	(5,025)	(5,399)	(5,512)
Reinsurance related embedded derivatives	(168)	(168)	(102)	(102)
VIEs' liabilities - derivative instruments	(291)	(291)	(209)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives	(354)	(354)	(363)	(363)
Credit default swaps	(16)	(16)	(16)	(16)

Benefit Plans' Assets (2)	1,345	1,345	1,269	1,269

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2011 and 2010, related to current maturities of long-term debt.
(2)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2011 and 2010, the remaining guaranteed interest and similar contracts carrying value approximates fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.

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

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2011, or December 31, 2010, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$57,310	$1,888	$59,261
U.S. Government bonds	475	18	1	494
Foreign government bonds	-	636	97	733
RMBS	-	7,881	158	8,039
CMBS	-	1,566	34	1,600
CDOs	-	-	102	102
State and municipal bonds	-	4,047	-	4,047
Hybrid and redeemable preferred securities	15	1,042	100	1,157
VIEs' fixed maturity securities	108	592	-	700
Equity AFS securities	37	46	56	139
Trading securities	2	2,605	68	2,675
Derivative investments	-	681	2,470	3,151
Cash and invested cash	-	4,510	-	4,510
Separate account assets	-	83,477	-	83,477
Total assets	$700	$164,411	$4,974	$170,085

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(399)	$(399)
GLB reserves embedded derivatives	-	-	(2,217)	(2,217)
Long-term debt - interest rate swap agreements	-	(319)	-	(319)
Reinsurance related embedded derivatives	-	(168)	-	(168)
VIEs' liabilities - derivative instruments	-	-	(291)	(291)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(354)	(354)
Credit default swaps	-	-	(16)	(16)
Total liabilities	$-	$(487)	$(3,277)	$(3,764)

Benefit Plans' Assets	$99	$1,246	$-	$1,345

	As of December 31, 2010
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$60	$49,864	$1,816	$51,740
U.S. Government bonds	160	3	2	165
Foreign government bonds	-	395	113	508
RMBS	-	8,719	119	8,838
CMBS	-	1,944	109	2,053
CDOs	-	2	172	174
State and municipal bonds	-	3,155	-	3,155
Hybrid and redeemable preferred securities	18	1,260	119	1,397
VIEs' fixed maturity securities	-	584	-	584
Equity AFS securities	37	68	92	197
Trading securities	2	2,518	76	2,596
Derivative investments	-	(419)	1,495	1,076
Cash and invested cash	-	2,741	-	2,741
Separate account assets	-	84,630	-	84,630
Total assets	$277	$155,464	$4,113	$159,854

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(497)	$(497)
GLB reserves embedded derivatives	-	-	(408)	(408)
Long-term debt - interest rate swap agreements	-	(55)	-	(55)
Reinsurance related embedded derivatives	-	(102)	-	(102)
VIEs' liabilities - derivative instruments	-	-	(209)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	(363)	(363)
Credit default swaps	-	-	(16)	(16)
Total liabilities	$-	$(157)	$(1,493)	$(1,650)

Benefit Plans' Assets	$116	$1,113	$40	$1,269

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any impact of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2011
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$2	$42	$(138)	$166	$1,888
U.S. Government bonds	2	-	-	(1)	-	1
Foreign government bonds	113	-	4	(3)	(17)	97
RMBS	119	(3)	7	35	-	158
CMBS	109	(62)	62	(78)	3	34
CDOs	172	19	(17)	(72)	-	102
Hybrid and redeemable preferred securities	119	(1)	(6)	(9)	(3)	100
Equity AFS securities	92	8	(12)	1	(33)	56
Trading securities	76	1	3	(8)	(4)	68
Derivative investments	1,495	495	363	117	-	2,470
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(497)	5	-	93	-	(399)
GLB reserves embedded derivatives	(408)	(1,809)	-	-	-	(2,217)
VIEs' liabilities - derivative instruments (5)	(209)	(82)	-	-	-	(291)
Other liabilities:
Deferred compensation plans embedded derivatives (6)	(363)	(11)	-	20	-	(354)
Credit default swaps (7)	(16)	(7)	-	7	-	(16)
Total, net	$2,620	$(1,445)	$446	$(36)	$112	$1,697

Benefit plans' assets (8)	$40	$2	$(3)	$(39)	$-	$-

	For the Year Ended December 31, 2010
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(42)	$56	$(218)	$(50)	$1,816
U.S. Government bonds	3	-	-	(4)	3	2
Foreign government bonds	92	-	8	(4)	17	113
RMBS	136	(5)	9	(17)	(4)	119
CMBS	259	(47)	87	(72)	(118)	109
CDOs	153	1	30	(12)	-	172
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable preferred securities	156	3	(26)	(14)	-	119
Equity AFS securities	88	-	8	(4)	-	92
Trading securities	91	3	(10)	(7)	(1)	76
Derivative investments	1,368	(151)	7	271	-	1,495
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(419)	(81)	-	3	-	(497)
GLB reserves embedded derivatives	(676)	268	-	-	-	(408)
VIEs' liabilities - derivativeinstruments (5)	-	16	-	-	(225)	(209)
Other liabilities:
Deferred compensation plans embedded derivatives (6)	(332)	(34)	-	3	-	(363)
Credit default swaps (7)	(65)	7	-	42	-	(16)
Total, net	$3,246	$(62)	$447	$(33)	$(978)	$2,620

Benefit plans' assets (8)	$3	$-	$3	$34	$-	$40

	For the Year Ended December 31, 2009
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,335	$(46)	$321	$(239)	$(301)	$2,070
U.S. Government bonds	3	-	-	-	-	3
Foreign government bonds	60	1	2	10	19	92
RMBS	179	(8)	36	85	(156)	136
CMBS	244	1	59	(45)	-	259
CDOs	151	(35)	61	(22)	(2)	153
CLNs	50	-	272	-	-	322
State and municipal bonds	125	-	-	69	(194)	-
Hybrid and redeemable preferred securities	117	(21)	49	2	9	156
Equity AFS securities	94	(8)	26	(24)	-	88
Trading securities	81	34	-	(7)	(17)	91
Derivative investments	2,147	(712)	(135)	68	-	1,368
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(252)	(75)	-	(92)	-	(419)
GLB reserves embedded derivatives	(2,904)	2,228	-	-	-	(676)
Other liabilities:
Deferred compensation plans embedded derivatives (6)	(336)	(63)	-	67	-	(332)
Credit default swaps (7)	(51)	(37)	-	23	-	(65)
Total, net	$2,043	$1,259	$691	$(105)	$(642)	$3,246

Benefit plans' assets (8)	$12	$-	$-	$(2)	$(7)	$3

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
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

(7)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Income (Loss).
(8)	The expected return on plan assets is reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits (in millions) as reported above:

	For the Year Ended December 31, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$237	$(216)	$(16)	$(54)	$(89)	$(138)
U.S. Government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	(2)	-	-	(1)	(3)
RMBS	51	(1)	-	(15)	-	35
CMBS	-	(53)	-	(24)	(1)	(78)
CDOs	-	(33)	-	(39)	-	(72)
Hybrid and redeemable preferred securities	9	(18)	-	-	-	(9)
Equity AFS securities	19	(18)	-	-	-	1
Trading securities	-	(3)	-	(5)	-	(8)
Derivative investments	396	(2)	(277)	-	-	117
Future contract benefits:
Indexed annuity contracts embedded derivatives	(59)	-	-	152	-	93
Other liabilities:
Deferred compensation plans embedded derivatives	-	-	-	20	-	20
Credit default swaps	-	7	-	-	-	7
Total, net	$653	$(339)	$(293)	$34	$(91)	$(36)

Benefit plans' assets	$-	$(22)	$(17)	$-	$-	$(39)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any impact of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value  classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Investments: (1)
Trading securities	$-	$-	$32
Derivative investments	472	(162)	(486)
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	(1)	44	(17)
GLB reserves embedded derivatives	(1,615)	419	2,405
VIEs' liabilities - derivative instruments (1)	(82)	16	-
Other liabilities:
Deferred compensation plans embedded derivatives (2)	(11)	(34)	(63)
Credit default swaps (3)	(8)	(12)	(14)
Total, net	$(1,245)	$271	$1,857

(1)	Included in realized gain (loss) on our Consolidated Statements of Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Years Ended December 31,
	2011			2010
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$249	$(83)	$166	$147	$(197)	$(50)
U.S. Government bonds	-	-	-	3	-	3
Foreign government bonds	-	(17)	(17)	17	-	17
RMBS	-	-	-	-	(4)	(4)
CMBS	4	(1)	3	3	(121)	(118)
CLNs	-	-	-	-	(600)	(600)
Hybrid and redeemable preferred securities	18	(21)	(3)	-	-	-
Equity AFS securities	2	(35)	(33)	-	-	-
Trading securities	1	(5)	(4)	-	(1)	(1)
Future contract benefits:
VIEs' liabilities - derivative instruments	-	-	-	(225)	-	(225)
Total, net	$274	$(162)	$112	$(55)	$(923)	$(978)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2011 and 2010, our corporate bonds and CMBS transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively.  For the year ended December 31, 2010, the CLNs transfer out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 were related to new accounting guidance that is discussed in Note 2.  For the years ended December 31, 2011 and 2010, there were no significant transfers between Level 1 and 2 of the fair value hierarchy.

22.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  The following is a brief description of these segments and Other Operations.

The Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities and variable annuities.  The Retirement Plan Services segment provides employer-sponsored variable and fixed annuities, defined benefit, individual retirement accounts and mutual-fund based programs in the retirement plan marketplaces.

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

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; a closed-block of pension business, the majority of which was sold on a group annuity basis, and is currently in run-off; and debt costs.

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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Operating revenues:
Annuities	$2,865	$2,654	$2,301
Retirement Plan Services	1,017	988	926
Life Insurance	4,739	4,590	4,295
Group Protection	1,939	1,831	1,713
Other Operations	461	487	465
Excluded realized gain (loss), pre-tax	(388)	(146)	(1,200)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	3	3	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	-	(4)
Total revenues	$10,636	$10,407	$8,499

	For the Years Ended December 31,
	2011	2010	2009
Net Income (Loss)
Income (loss) from operations:
Annuities	$592	$484	$353
Retirement Plan Services	167	154	133
Life Insurance	604	513	569
Group Protection	101	72	124
Other Operations	(146)	(186)	(237)
Excluded realized gain (loss), after-tax	(252)	(95)	(780)
Gain (loss) on early extinguishment of debt, after-tax	(5)	(3)	42
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	2	2	2
Impairment of intangibles, after-tax	(747)	-	(710)
Benefit ratio unlocking, after-tax	(14)	10	89
Income (loss) from continuing operations, after-tax	302	951	(415)
Income (loss) from discontinued operations, after-tax	(8)	29	(70)
Net income (loss)	$294	$980	$(485)

	For the Years Ended December 31,
	2011	2010	2009
Net Investment Income
Annuities	$1,106	$1,119	$1,037
Retirement Plan Services	793	769	732
Life Insurance	2,294	2,186	1,975
Group Protection	152	141	127
Other Operations	307	326	307
Total net investment income	$4,652	$4,541	$4,178

	For the Years Ended December 31,
	2011	2010	2009
Amortization of DAC and VOBA, Net of Interest
Annuities	$405	$421	$360
Retirement Plan Services	60	79	75
Life Insurance	539	538	571
Group Protection	46	46	47
Total amortization of DAC and VOBA, net of interest	$1,050	$1,084	$1,053

	For the Years Ended December 31,
	2011	2010	2009
Federal Income Tax Expense (Benefit)
Annuities	$114	$102	$41
Retirement Plan Services	67	60	50
Life Insurance	283	236	245
Group Protection	54	38	67
Other Operations	(76)	(107)	(143)
Excluded realized gain (loss)	(136)	(51)	(420)
Gain (loss) on early extinguishment of debt	(3)	(2)	23
Reserve changes (net of related amortization) on business sold through reinsurance	1	1	1
Impairment of intangibles	-	-	(16)
Benefit ratio unlocking	(7)	6	46
Total federal income tax expense (benefit)	$297	$283	$(106)

	As of December 31,
	2011	2010
Assets
Annuities	$97,272	$91,435
Retirement Plan Services	28,774	28,562
Life Insurance	60,544	56,713
Group Protection	3,458	3,254
Other Operations	12,858	13,860
Total assets	$202,906	$193,824

23.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Interest paid	$287	$282	$244
Income taxes paid (received)	(36)	(107)	(189)
Significant non-cash investing and financing transactions:
Business combinations:
Fair value of assets acquired (includes cash and invested cash)	$-	$-	$7
Liabilities assumed	$-	$-	$7
Business dispositions:
Assets disposed (includes cash and invested cash)	$-	$(509)	$(8,044)
Liabilities disposed	(3)	116	7,457
Foreign currency awards released	-	-	54
Cash received	-	459	314
Gain (loss) on dispositions	$(3)	$66	$(219)
Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses	$-	$4	$15
Assets disposed (includes cash and invested cash)	-	-	(5)
Gain (loss) on sale of subsidiaries/businesses	$-	$4	$10

24.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2011
Total revenues	$2,714	$2,804	$2,548	$2,570
Total benefits and expenses	2,246	2,363	2,409	3,019
Income (loss) from continuing operations	339	325	151	(513)
Income (loss) from discontinued operations, net of federal income taxes	-	-	(8)	-
Net income (loss)	339	325	143	(513)
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	1.08	1.04	0.50	(1.73)
Income (loss) from discontinued operations	-	-	(0.03)	-
Net income (loss)	1.08	1.04	0.47	(1.73)
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	1.05	1.01	0.47	(1.73)
Income (loss) from discontinued operations	-	-	(0.03)	-
Net income (loss)	1.05	1.01	0.44	(1.73)

2010
Total revenues	$2,527	$2,605	$2,613	$2,662
Total benefits and expenses	2,179	2,275	2,310	2,409
Income (loss) from continuing operations	255	252	248	196
Income (loss) from discontinued operations, net of federal income taxes	28	3	(2)	-
Net income (loss)	283	255	246	196
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	0.79	0.34	0.79	0.62
Income (loss) from discontinued operations	0.09	0.01	(0.01)	-
Net income (loss)	0.88	0.35	0.78	0.62
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	0.76	0.32	0.76	0.60
Income (loss) from discontinued operations	0.09	0.01	(0.01)	-
Net income (loss)	0.85	0.33	0.75	0.60

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 119 of “Item 8.  Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2012,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2012.

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

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2011, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 19 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	securities to be		average	securities remaining
	issued upon		exercise	available for future
	exercise of		price of	issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants		warrants	securities reflected
	and rights		and rights	in column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	7,183,136	(1)(2)	$40.32	11,190,459	(3)
Equity compensation plans not approved by shareholders	-		-	-
Total	7,183,136		$40.32	11,190,459

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of Jefferson-Pilot Corporation (“JP”) as follows:

•	3,804,009 shares to be issued upon exercise of outstanding options as of December 31, 2011, under the JP Long-Term Stock Incentive Plan with a weighted-average exercise price of $46.87; and
•	73,712 shares to be issued upon exercise of outstanding options as of December 31, 2011, under the JP Non-Employee Directors Stock Option Plan with a weighted-average exercise price of $65.74.

(2)	This amount includes the following:

•	Outstanding options of 2,580,687;
•
Outstanding long-term incentive awards of 1,557,531, of which 1,162,633 represent options with performance conditions and 394,898 represent the number of performance shares based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents).  The long-term incentive awards have not been earned as of December 31, 2011.  The number of options and shares, if any, to be issued pursuant to such awards will be determined based on our, and in some cases, our subsidiaries performance over the applicable three-year performance period (target amounts are set forth in Note 19 to the consolidated financial statements, included in Part II – Item 8 of the Form 10-K for the year ended December 31, 2011.  Since the shares that may be received in payment of the awards have no exercise price, they are not included in the weighted-average exercise price calculation in column (b) above.  The long-term incentive awards are all issued under the LNC 2009 Amended and Restated Incentive Compensation Plan (“ICP”);

•	Outstanding restricted stock units of 1,779,353; and
•
Outstanding deferred stock units of 1,265,565, which are not included in Note 19 to the consolidated financial statements, included in Part II – Item 8 of the Form 10-K for the year ended December 31, 2011.

(3)
Includes up to 10,920,004 securities available for issuance in connection with restricted stock, restricted stock units, performance stock units, deferred stock, and deferred stock unit awards under the ICP.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted between May 12, 2005, and May 13, 2009, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted after May 13, 2009, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 1.63-to-1.  Shares that may be issued in payment of awards granted prior to May 12, 2005, and grants for options and stock appreciation rights, reduce the number of securities remaining available for future issuance under equity compensation plans on a 1-for-1 basis.  Also includes up to 270,455 securities available for issuance in connection with deferred stock units under the Deferred Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2012.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Registered Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 24, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Income (Loss) – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010 and 2009

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

LINCOLN NATIONAL CORPORATION

Date: February 23, 2012	By:	/s/ Randal J. Freitag
Randal J. Freitag Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2012.

Signature	Title

/s/ Dennis R. Glass Dennis R. Glass	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Randal J. Freitag Randal J. Freitag	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Douglas N. Miller Douglas N. Miller	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ William J. Avery William J. Avery	Director

/s/ William H. Cunningham William H. Cunningham	Director

/s/ George W. Henderson, III George W. Henderson, III	Director

/s/ Eric G. Johnson Eric G. Johnson	Director

/s/ Gary C. Kelly Gary C. Kelly	Director

/s/ M. Leanne Lachman M. Leanne Lachman	Director

/s/ Michael F. Mee Michael F. Mee	Director

/s/ William Porter Payne William Porter Payne	Director

/s/ Patrick S. Pittard Patrick S. Pittard	Director

/s/ Isaiah Tidwell Isaiah Tidwell	Director

Index to Financial Statement Schedules

I	–	Summary of Investments – Other than Investments in Related Parties	FS-2
II	–	Condensed Financial Information of Registrant	FS-3
III	–	Supplementary Insurance Information	FS-6
IV	–	Reinsurance	FS-8
V	–	Valuation and Qualifying Accounts	FS-9

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.  See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” on page 40 for more detail on items contained within these schedules.

LINCOLN NATIONAL CORPORATION
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN
RELATED PARTIES
(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2011
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$439	$494	$494
States, municipalities and political subdivisions	3,490	4,047	4,047
Mortgage-backed securities	9,332	9,639	9,639
Foreign governments	668	733	733
Public utilities	10,644	12,074	12,074
Convertibles and bonds with warrants attached	5	1	1
All other corporate bonds	43,133	47,288	47,288
Hybrid and redeemable preferred securities	1,277	1,157	1,157
Variable interest entities	673	700	700
Total available-for-sale fixed maturity securities	69,661	76,133	76,133

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	87	87	87
Industrial, miscellaneous and all other	12	4	4
Nonredeemable preferred securities	36	48	48
Total available-for-sale equity securities	135	139	139
Trading securities	2,301	2,67	2,675
Mortgage loans on real estate	6,942	7,608	6,942
Real estate	137	N/A	137
Policy loans	2,884	N/A	2,884
Derivative instruments	1,668	3,151	3,151
Other investments	1,069	1,069	1,069
Total investments	$84,797		$93,130

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2011	2010

ASSETS
Investments in subsidiaries (1)	$16,818	$15,485
Derivative investments	305	55
Other investments	29	135
Cash and invested cash	622	582
Loans and accrued interest to subsidiaries (1)	2,605	2,759
Other assets	286	257
Total assets	$20,665	$19,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Common and preferred dividends payable	$23	$16
Short-term debt	300	350
Long-term debt	5,641	5,649
Loans from subsidiaries (1)	58	-
Other liabilities	479	452
Total liabilities	6,501	6,467

Contingencies and Commitments

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A	-	-
Common stock - 800,000,000 shares authorized	7,590	8,124
Retained earnings	4,126	3,934
Accumulated other comprehensive income (loss)	2,448	748
Total stockholders' equity	14,164	12,806
Total liabilities and stockholders' equity	$20,665	$19,273

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME
 (Parent Company Only) (in millions)

	For the Years December 31,
	2011	2010	2009
Revenues
Dividends from subsidiaries (1)	$875	$712	$767
Interest from subsidiaries (1)	125	99	94
Net investment income	2	-	(5)
Realized gain (loss)	(3)	(4)	1
Other revenue	-	5	1
Total revenues	999	812	858
Expenses
Operating and administrative	2	99	26
Interest - subsidiaries (1)	5	6	8
Interest - other	310	290	195
Total expenses	317	395	229
Income (loss) before federal income taxes, equity in income (loss) of
subsidiaries, less dividends	682	417	629
Federal income tax expense (benefit)	(68)	(106)	(50)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	750	523	679
Equity in income (loss) of subsidiaries, less dividends	(456)	457	(1,164)
Net income (loss)	$294	$980	$(485)

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$294	$980	$(485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	456	(457)	1,164
Realized (gain) loss	3	4	(1)
Change in fair value of equity collar	-	-	3
Change in legal accruals	(70)	70	-
Change in federal income tax accruals	32	(190)	(69)
(Gain) loss on early extinguishment of debt	8	5	(64)
Other	(22)	(22)	(4)
Net cash provided by (used in) operating activities	701	390	544

Cash Flows from Investing Activities
Purchases of investments	-	-	(50)
Sales or maturities of investments	105	-	37
Capital contribution to subsidiaries (1)	(17)	(125)	(1,260)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	459	320
Net cash provided by (used in) investing activities	88	334	(953)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(525)	(405)	(522)
Issuance of long-term debt, net of issuance costs	300	749	788
Increase (decrease) in commercial paper, net	(100)	1	(216)
Increase (decrease) in loans from subsidiaries, net (1)	58	(97)	(291)
Increase (decrease) in loans to subsidiaries, net (1)	154	(683)	-
Common stock issued for benefit plans and excess tax benefits	1	-	-
Issuance (redemption) of Series B preferred stock and issuance (repurchase
and cancellation) of associated common stock warrants	-	(998	950
Issuance of common stock	-	368	652
Repurchase of common stock	(575)	(25)	-
Dividends paid to common and preferred stockholders	(62)	(42)	(79)
Net cash provided by (used in) financing activities	(749)	(1,132)	1,282

Net increase (decrease) in cash and invested cash	40	(408)	873
Cash and invested cash as of beginning-of-year	582	990	117
Cash and invested cash as of end-of-year	$622	$582	$990

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
 (in millions)

Column A	Column B	Column C	Column D	Column E	Column F
				Other
		Future		Contract
	DAC and	Contract	Unearned	Holder	Insurance
Segment	VOBA	Benefits	Premiums (1)	Funds	Premiums

	As of or for the Year Ended December 31, 2011
Annuities	$2,318	$3,642	$-	$20,701	$74
Retirement Plan Services	331	7	-	13,624	-
Life Insurance	5,348	7,984	-	34,066	441
Group Protection	194	1,742	-	236	1,778
Other Operations	-	6,438	-	839	1
Total	$8,191	$19,813	$-	$69,466	$2,294

	As of or for the Year Ended December 31, 2010
Annuities	$2,250	$1,707	$-	$20,135	$53
Retirement Plan Services	360	2	-	12,773	-
Life Insurance	6,145	7,606	-	32,386	439
Group Protection	175	1,620	-	256	1,682
Other Operations	-	6,592	-	857	2
Total	$8,930	$17,527	$-	$66,407	$2,176

	As of or for the Year Ended December 31, 2009
Annuities	$2,381	$1,991	$-	$19,014	$89
Retirement Plan Services	538	3	-	12,240	-
Life Insurance	6,432	7,108	-	30,616	392
Group Protection	159	1,459	-	181	1,579
Other Operations	-	6,584	-	913	4
Total	$9,510	$17,145	$-	$62,964	$2,064

(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses (2)	Written

	As of or for the Year Ended December 31, 2011
Annuities	$1,106	$934	$405	$841	$-
Retirement Plan Services	793	439	60	284	-
Life Insurance	2,294	2,904	539	409	-
Group Protection	152	1,317	46	420	-
Other Operations	307	239	-	453	-
Total	$4,652	$5,833	$1,050	$2,407	$-

	As of or for the Year Ended December 31, 2010
Annuities	$1,119	$884	$421	$749	$-
Retirement Plan Services	769	440	79	253	-
Life Insurance	2,186	2,933	538	370	-
Group Protection	141	1,300	46	376	-
Other Operations	326	258	-	526	-
Total	$4,541	$5,815	$1,084	$2,274	$-

	As of or for the Year Ended December 31, 2009
Annuities	$1,037	$783	$360	$632	$-
Retirement Plan Services	732	433	75	227	-
Life Insurance	1,975	2,558	571	352	-
Group Protection	127	1,120	47	355	-
Other Operations	307	405	-	372	-
Total	$4,178	$5,299	$1,053	$1,938	$-

(2)
Excludes impairment of intangibles of $747 million and $730 million for the years ended December 31, 2011 and 2009, respectively.  The allocation of expenses between investments and other operations is based on a number of assumptions and estimates.  Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or for the Year Ended December 31, 2011
Individual life insurance in force (1)	$881,100	$331,700	$2,800	$552,200	0.5%
Premiums:
Life insurance and annuities (2)	5,811	1,252	10	4,569	0.2%
Accident and health insurance	1,186	24	-	1,162	-%
Total premiums	$6,997	$1,276	$10	$5,731

	As of or for the Year Ended December 31, 2010
Individual life insurance in force (1)	$842,300	$337,800	$3,000	$507,500	0.6%
Premiums:
Life insurance and annuities (2)	5,458	1,170	13	4,301	0.3%
Accident and health insurance	1,141	32	-	1,109	-%
Total premiums	$6,599	$1,202	$13	$5,410

	As of or for the Year Ended December 31, 2009
Individual life insurance in force (1)	$799,900	$342,600	$3,000	$460,300	0.7%
Premiums:
Life insurance and annuities (2)	5,025	1,126	10	3,909	0.3%
Accident and health insurance	1,099	22	-	1,077	-%
Total premiums	$6,124	$1,148	$10	$4,986

(1)	Includes Group Protection segment and Other Operations in force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE V – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
			Charged
	Balance at	Charged to	to Other		Balance
	Beginning-	Costs	Accounts -	Deductions -	at End-
Description	of-Year	Expenses (1)	Describe	Describe (2)	of-Year

	For the Year Ended December 31, 2011
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$13	$24	$-	$(6)	$31

	For the Year Ended December 31, 2010
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$22	$18	$-	$(27)	$13

	For the Year Ended December 31, 2009
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$-	$35	$-	$(13)	$22

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

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

3.2
Articles of Amendment to the Restated Articles of Incorporation of LNC dated May 26, 2011 are incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 31, 2011.

3.3	Amended and Restated Bylaws of LNC (effective May 31, 2011) are incorporated by reference to Exhibit 3.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2011.

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

4.27	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.28	Form of Floating Rate Senior Notes due 2010 is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.29	Form of 5.65% Senior Notes due 2012 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 2007.

4.30	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.31	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.32	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.
4.33	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.34	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.35	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.36
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

10.16
LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2010, is incorporated by reference to Exhibit 10.16 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2010.*

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

10.21	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.22	Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is filed herewith.*

10.23	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.24
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

10.28
Description of Special 2008 Annual Incentive Payout Arrangement with Terrance J. Mullen, Former President of Lincoln Financial Distributors, is incorporated by reference to Exhibit 10.4 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2008.*

10.29	2009 Executive compensation Matters dated March 30, 2009 is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2009.*

10.30	Agreement, Waiver and General Release between Elizabeth L. Reeves and LNC is incorporated by reference to Exhibit 10.2 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.31
Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.32	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.33
Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension benefit Plan incorporated by reference to Exhibit 10(d) to LNC’s Form 10-Q (File No 1-6028) for the quarter ended March 31, 2005.*

10.34	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.35	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.36	Form of nonqualified LNC restricted stock award agreement is incorporated by reference to Exhibit 10.15 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.*

10.37
LNC Domestic Relocation Policy Home Sale Assistance Plan, effective as of September 6, 2007, is incorporated by reference to Exhibit 10.35 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2009.*

10.38
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

10.40
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10(vii) of Jefferson-Pilot’s Form 10-K (File No. 1-5955) for the year ended December 31, 1998.*

10.41
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

10.43
Jefferson-Pilot Deferred Fee Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.55 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.*

10.44
Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10.45
First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company, is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2006.

10.46
Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.47
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

10.48
Credit Agreement, dated as of June 10, 2010, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, and the other lenders named therein, incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 15, 2011.

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

101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (Extensible Business Reporting Language):  (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to the Consolidated Financial Statements; and (vi) Financial Statement Schedules.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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