Form 10-Q
period 2012-03-31
LINCOLN NATIONAL CORP
filed 2012-05-03
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012
 OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number:  1-6028

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2012, there were 285,414,653 shares of the registrant’s common stock outstanding.

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2012 - $69,889; 2011 - $68,988)	$76,254	$75,433
Variable interest entities' fixed maturity securities (amortized cost: 2012 - $674; 2011 - $673)	702	700
Equity securities (cost: 2012 - $114; 2011 - $135)	126	139
Trading securities	2,650	2,675
Mortgage loans on real estate	6,938	6,942
Real estate	113	137
Policy loans	2,842	2,884
Derivative investments	2,244	3,151
Other investments	1,043	1,069
Total investments	92,912	93,130
Cash and invested cash	3,516	4,510
Deferred acquisition costs and value of business acquired	6,880	6,776
Premiums and fees receivable	437	408
Accrued investment income	1,026	981
Reinsurance recoverables	6,534	6,526
Funds withheld reinsurance assets	866	874
Goodwill	2,273	2,273
Other assets	2,486	2,536
Separate account assets	91,088	83,477
Total assets	$208,018	$201,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$18,784	$19,813
Other contract holder funds	70,027	69,466
Short-term debt	300	300
Long-term debt	5,606	5,391
Reinsurance related embedded derivatives	158	168
Funds withheld reinsurance liabilities	1,043	1,045
Deferred gain on business sold through reinsurance	375	394
Payables for collateral on investments	2,875	3,733
Variable interest entities' liabilities	149	193
Other liabilities	4,352	4,273
Separate account liabilities	91,088	83,477
Total liabilities	194,757	188,253

Contingencies and Commitments (See Note 8)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 9,632 and 10,072 shares
issued and outstanding as of March 31, 2012, and December 31, 2011, respectively	-	-
Common stock - 800,000,000 shares authorized; 285,412,303 and 291,319,222 shares
issued and outstanding as of March 31, 2012, and December 31, 2011, respectively	7,448	7,590
Retained earnings	3,191	2,969
Accumulated other comprehensive income (loss)	2,622	2,679
Total stockholders' equity	13,261	13,238
Total liabilities and stockholders' equity	$208,018	$201,491

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2012	2011
Revenues
Insurance premiums	$589	$568
Insurance fees	907	818
Net investment income	1,166	1,191
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(97)	(44)
Portion of loss recognized in other comprehensive income	50	3
Net other-than-temporary impairment losses on securities
recognized in earnings	(47)	(41)
Realized gain (loss), excluding other-than-temporary
impairment losses on securities	(38)	43
Total realized gain (loss)	(85)	2
Amortization of deferred gain on business sold through reinsurance	19	19
Other revenues and fees	118	120
Total revenues	2,714	2,718
Benefits and Expenses
Interest credited	625	614
Benefits	858	835
Underwriting, acquisition, insurance and other expenses	856	768
Interest and debt expense	68	72
Total benefits and expenses	2,407	2,289
Income (loss) from continuing operations before taxes	307	429
Federal income tax expense (benefit)	61	115
Income (loss) from continuing operations	246	314
Income (loss) from discontinued operations, net of federal
income taxes	(1)	-
Net income (loss)	245	314
Other comprehensive income (loss), net of tax	(57)	22
Comprehensive income (loss)	$188	$336

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$0.85	$1.00
Income (loss) from discontinued operations	-	-
Net income (loss)	$0.85	$1.00

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$0.83	$0.97
Income (loss) from discontinued operations	-	-
Net income (loss)	$0.83	$0.97

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Three
	Months Ended
	March 31,
	2012	2011
Common Stock
Balance as of beginning-of-year	$7,590	$8,124
Stock compensation/issued for benefit plans	8	2
Retirement of common stock/cancellation of shares	(150)	(62)
Balance as of end-of-period	7,448	8,064

Retained Earnings
Balance as of beginning-of-year	2,969	3,933
Cumulative effect from adoption of new accounting standards	-	(1,095)
Net income (loss)	245	314
Retirement of common stock	-	(13)
Dividends declared: Common (2012 - $0.080; 2011 - $0.050)	(23)	(17)
Balance as of end-of-period	3,191	3,122

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	2,679	748
Cumulative effect from adoption of new accounting standards	-	103
Other comprehensive income (loss), net of tax	(57)	22
Balance as of end-of-period	2,622	873
Total stockholders' equity as of end-of-period	$13,261	$12,059

See accompanying Notes to Consolidated Financial Statements

	For the Three
	Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$245	$314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(44)	(31)
Trading securities purchases, sales and maturities, net	15	5
Change in premiums and fees receivable	(29)	(66)
Change in accrued investment income	(45)	(56)
Change in future contract benefits and other contract holder funds	(144)	124
Change in reinsurance related assets and liabilities	(2)	(67)
Change in federal income tax accruals	185	131
Realized (gain) loss	85	(2)
Amortization of deferred gain on business sold through reinsurance	(19)	(19)
(Gain) loss on disposal of discontinued operations	1	-
Other	34	7
Net cash provided by (used in) operating activities	282	340

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(2,497)	(3,111)
Sales of available-for-sale securities	185	556
Maturities of available-for-sale securities	1,341	1,431
Purchases of other investments	(830)	(855)
Sales or maturities of other investments	780	740
Increase (decrease) in payables for collateral on investments	(858)	(105)
Other	(34)	(23)
Net cash provided by (used in) investing activities	(1,913)	(1,367)

Cash Flows from Financing Activities
Issuance of long-term debt, net of issuance costs	298	-
Deposits of fixed account values, including the fixed portion of variable	2,391	2,570
Withdrawals of fixed account values, including the fixed portion of variable	(1,320)	(1,200)
Transfers to and from separate accounts, net	(556)	(772)
Common stock issued for benefit plans and excess tax benefits	(3)	(5)
Repurchase of common stock	(150)	(75)
Dividends paid to common and preferred stockholders	(23)	(16)
Net cash provided by (used in) financing activities	637	502

Net increase (decrease) in cash and invested cash, including discontinued operations	(994)	(525)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,510	2,741
Cash and invested cash, including discontinued operations, as of end-of-period	$3,516	$2,216

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through four business segments.  See Note 13 for additional details.  The collective group of businesses uses “Lincoln Financial Group” as its marketing identity.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products.  These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, mutual funds and group life, disability and dental.

Basis of Presentation

The accompanying unaudited consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial position, results of operations and cash flows, are summarized in our 2011 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.

See Note 2 “Financial Services – Insurance Industry Topic” below for information about the retrospective restatement of amounts due to the adoption of new accounting guidance.  In addition, certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the presentation adopted in the current year.  These reclassifications had no effect on net income or stockholders’ equity of the prior years.

2.  New Accounting Standards

Adoption of New Accounting Standards

Comprehensive Income Topic

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”); however, in December 2011, the FASB deferred a portion of the presentation requirements by issuing ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011- 12”).  For a more detailed description of ASU 2011-05 and ASU 2011-12, see “Future Adoption of New Accounting Standards – Comprehensive Income Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-05 as of January 1, 2012, after considering the deferral in ASU 2011-12, and have included a single continuous statement of comprehensive income in Item 1 of this quarterly report on Form 10-Q for the quarterly period ended March 31, 2012.

Fair Value Measurements and Disclosures Topic

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ASU 2011-04”), which was issued to create a consistent framework for the application of fair value measurement across jurisdictions. For a more detailed description of ASU 2011-04 see “Future Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-04 effective January 1, 2012, and have included the additional disclosures required for fair value measurements in Note 12 for the quarterly period ended March 31, 2012.

Financial Services – Insurance Industry Topic

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  The determination of deferability must be made on a contract-level basis.

Prior to the adoption of ASU 2010-26, we defined deferred acquisition costs (“DAC”) as commissions and other costs of acquiring UL insurance, VUL insurance, traditional life insurance, annuities and other investments contracts that vary with and are related primarily to new or renewal business, regardless of whether the acquisition efforts were successful or unsuccessful.  Upon the adoption of ASU 2010-26, we revised our accounting policy to only defer acquisition costs directly related to successful contract acquisitions or renewals, and excluded from DAC those costs incurred for soliciting potential customers, market research, training, administration, management of distribution and underwriting functions, unsuccessful acquisition or renewal efforts and product development.  In addition, indirect acquisition costs including administrative costs, rent, depreciation, occupancy costs, equipment costs and other general overhead are excluded from DAC.  The costs that are considered non-deferrable acquisition costs under ASU 2010-26 are expensed in the period incurred.

We adopted the provisions of ASU 2010-26 as of January 1, 2012, and elected to retrospectively restate all prior periods.  The following summarizes the prior period increases (decreases) (in millions) reflected in our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity related to the adoption:

	As of December 31,
	2011	2010
Assets
Deferred acquisition costs	$(1,415)	$(1,516)

Liabilities and Stockholders' Equity
Other liabilities - deferred income taxes	$(490)	$(524)

Stockholders' equity:
Retained earnings	(1,157)	(1,095)
Accumulated other comprehensive income (loss)	232	103
Total stockholders' equity	(925)	(992)
Total liabilities and stockholders' equity	$(1,415)	$(1,516)

The following summarizes the prior period increases (decreases) to income from continuing operations and earnings (loss) per share (“EPS”) (in millions, except per share data) reflected in our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2011, related to the adoption:

Revenues
Realized gain (loss)	$4

Expenses
Underwriting, acquisition, insurance and other expenses	(43)
Income (loss) from continuing operations before taxes	(39)
Federal income tax expense (benefit)	14
Income (loss) from continuing operations	$(25)

Earnings (Loss) Per Common Share - Basic	$(0.08)

Earnings (Loss) Per Common Share - Diluted	$(0.08)

Intangibles – Goodwill and Other Topic

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which provides an option to first assess qualitative factors to determine if it is necessary to complete the two-step goodwill impairment test.  For a more detailed description of ASU 2011-08, see “Future Adoption of New Accounting Standards – Intangibles – Goodwill and Other Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-08 effective January 1, 2012.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

Transfers and Servicing Topic

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  For a more detailed description of ASU 2011-03, see “Future Adoption of New Accounting Standards – Transfers and Servicing Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-03 effective January 1, 2012.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Balance Sheet Topic

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  For a more detailed description of ASU 2011-11, see “Future Adoption of New Accounting Standards – Balance Sheet Topic” in Note 2 of our 2011 Form 10-K.  We will adopt the disclosure requirements in ASU 2011-11 beginning with our first quarter 2013 financial statements and are currently evaluating the appropriate location for these disclosures in the notes to our financial statements.

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2011 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of March 31, 2012:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	B+	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	19	22

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of March 31, 2012:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Telecommunications	-%	0.3%	5.1%	4.8%	0.3%	0.5%	-%	11.0%
Financial intermediaries	0.3%	2.8%	6.9%	0.5%	-%	-%	-%	10.5%
Oil and gas	-%	0.7%	1.0%	4.6%	-%	-%	-%	6.3%
Utilities	-%	-%	2.6%	2.0%	-%	-%	-%	4.6%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.3%	-%	-%	3.8%
Drugs	0.3%	2.7%	0.7%	-%	-%	-%	-%	3.7%
Retailers (except food and drug)	-%	-%	2.1%	0.9%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.6%	1.0%	-%	-%	-%	3.3%
Food products	-%	0.3%	1.8%	1.1%	-%	-%	-%	3.2%
Conglomerates	-%	2.6%	0.5%	-%	-%	-%	-%	3.1%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other	-%	2.5%	15.5%	17.8%	3.2%	1.4%	0.3%	40.7%
Total	0.6%	12.6%	43.1%	35.8%	5.7%	1.9%	0.3%	100.0%

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of March 31, 2012			As of December 31, 2011
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$596	N/A	$-	$592
U.S. Government bonds	N/A	-	106	N/A	-	108
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$702	1	$100	$700

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$224	2	$600	$295
Contingent forwards	2	-	(3)	2	-	(4)
Total non-qualifying hedges	4	600	221	4	600	291
Federal income tax	N/A	-	(72)	N/A	-	(98)
Total liabilities (2)	4	$600	$149	4	$600	$193

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2011 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the fixed maturity securities were not other-than-temporarily impaired as of March 31, 2012.

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Non-Qualifying Hedges
Credit default swaps	$71	$8
Contingent forwards	(2)	(2)
Total non-qualifying hedges (1)	$69	$6

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

Unconsolidated VIEs

See Note 4 in our 2011 Form 10-K for a detailed discussion of our unconsolidated VIEs, which information is incorporated herein by reference.

4.  Investments

AFS Securities

Pursuant to the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards CodificationTM (“ASC”), we have categorized AFS securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3), as described in Note 1 in our 2011 Form 10-K, which also includes additional disclosures regarding our fair value measurements.

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of March 31, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$55,255	$5,854	$407	$103	$60,599
U.S. Government bonds	450	41	5	-	486
Foreign government bonds	585	65	-	-	650
Residential mortgage-backed securities ("RMBS")	7,196	524	48	100	7,572
Commercial mortgage-backed securities ("CMBS")	1,533	76	67	19	1,523
Collateralized debt obligations ("CDOs")	117	-	15	-	102
State and municipal bonds	3,497	637	8	-	4,126
Hybrid and redeemable preferred securities	1,256	62	122	-	1,196
VIEs' fixed maturity securities	674	28	-	-	702
Total fixed maturity securities	70,563	7,287	672	222	76,956
Equity securities	114	19	7	-	126
Total AFS securities	$70,677	$7,306	$679	$222	$77,082

	As of December 31, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$53,661	$6,185	$517	$68	$59,261
U.S. Government bonds	439	55	-	-	494
Foreign government bonds	668	65	-	-	733
RMBS	7,690	548	73	126	8,039
CMBS	1,642	73	106	9	1,600
CDOs	121	-	19	-	102
State and municipal bonds	3,490	566	9	-	4,047
Hybrid and redeemable preferred securities	1,277	50	170	-	1,157
VIEs' fixed maturity securities	673	27	-	-	700
Total fixed maturity securities	69,661	7,569	894	203	76,133
Equity securities	135	16	12	-	139
Total AFS securities	$69,796	$7,585	$906	$203	$76,272

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) were as follows:

	As of March 31, 2012
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,854	$2,914
Due after one year through five years	12,020	12,955
Due after five years through ten years	22,816	25,040
Due after ten years	24,027	26,850
Subtotal	61,717	67,759
Mortgage-backed securities ("MBS")	8,729	9,095
CDOs	117	102
Total fixed maturity AFS securities	$70,563	$76,956

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of March 31, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$3,186	$194	$1,335	$316	$4,521	$510
U.S. Government bonds	213	5	1	-	214	5
RMBS	572	99	351	49	923	148
CMBS	119	22	130	64	249	86
CDOs	3	1	75	14	78	15
State and municipal bonds	2	-	26	8	28	8
Hybrid and redeemable preferred securities	159	6	370	116	529	122
Total fixed maturity securities	4,254	327	2,288	567	6,542	894
Equity securities	12	7	-	-	12	7
Total AFS securities	$4,266	$334	$2,288	$567	$6,554	$901

Total number of AFS securities in an unrealized loss position						828

	As of December 31, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,848	$162	$1,452	$423	$4,300	$585
RMBS	565	125	429	74	994	199
CMBS	178	15	146	100	324	115
CDOs	9	1	80	18	89	19
State and municipal bonds	31	-	30	9	61	9
Hybrid and redeemable preferred securities	324	23	353	147	677	170
Total fixed maturity securities	3,955	326	2,490	771	6,445	1,097
Equity securities	38	12	-	-	38	12
Total AFS securities	$3,993	$338	$2,490	$771	$6,483	$1,109

Total number of AFS securities in an unrealized loss position						897

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2011 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of March 31, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,875	$1,480	$395
AFS securities backed by pools of commercial mortgages	367	270	97
Total	$2,242	$1,750	$492

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,862	$1,467	$395
AFS securities backed by pools of commercial mortgages	109	59	50
Total	$1,971	$1,526	$445

	As of December 31, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,023	$1,553	$470
AFS securities backed by pools of commercial mortgages	472	344	128
Total	$2,495	$1,897	$598

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,015	$1,545	$470
AFS securities backed by pools of commercial mortgages	126	61	65
Total	$2,141	$1,606	$535

For the three months ended March 31, 2012 and 2011, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $21 million, pre-tax, and before associated amortization expense for DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $(21) million and $(26) million, respectively, was recognized in OCI and $42 million and $47 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of March 31, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$81	$32	$3	23
Six months or greater, but less than nine months	111	42	14	19
Nine months or greater, but less than twelve months	50	17	14	16
Twelve months or greater	579	343	151	166
Total	$821	$434	$182	224

	As of December 31, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities (1)
Less than six months	$385	$125	$31	56
Six months or greater, but less than nine months	53	30	12	18
Nine months or greater, but less than twelve months	2	-	1	7
Twelve months or greater	615	470	111	175
Total	$1,055	$625	$155	256

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities decreased $208 million for the three months ended March 31, 2012.  As discussed further below, we believe the unrealized loss position as of March 31, 2012, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of March 31, 2012, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of March 31, 2012, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of March 31, 2012, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of March 31, 2012, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Balance as of beginning-of-period	$390	$319
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	34	25
Credit losses on securities for which an OTTI was previously recognized	23	22
Decreases attributable to:
Securities sold	(37)	(14)
Balance as of end-of-period	$410	$352

During the three months ended March 31, 2012 and 2011, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of March 31, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$242	$1	$100	$143	$63
RMBS	688	4	100	592	290
CMBS	39	-	19	20	57
Total	$969	$5	$219	$755	$410

	As of December 31, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$169	$1	$67	$103	$51
RMBS	690	1	128	563	301
CMBS	17	-	10	7	38
Total	$876	$2	$205	$673	$390

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for approximately 32% of mortgage loans on real estate as of March 31, 2012, and December 31, 2011.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	March 31,	December 31,
	2012	2011
Current	$6,853	$6,858
60 to 90 days past due	-	26
Greater than 90 days past due	99	76
Valuation allowance associated with impaired mortgage loans on real estate	(27)	(31)
Unamortized premium (discount)	13	13
Total carrying value	$6,938	$6,942

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	March 31,	December 31,
	2012	2011
Number of impaired mortgage loans on real estate	10	12

Principal balance of impaired mortgage loans on real estate	$85	$100
Valuation allowance associated with impaired mortgage loans on real estate	(27)	(31)
Carrying value of impaired mortgage loans on real estate	$58	$69

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Average carrying value for impaired mortgage loans on real estate	$64	$55
Interest income recognized on impaired mortgage loans on real estate	-	1
Interest income collected on impaired mortgage loans on real estate	-	1

As described in Note 1 in our 2011 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of March 31, 2012			As of December 31, 2011
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
Loan-to-Value	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,419	77.9%	1.62	$5,338	76.7%	1.61
65% to 74%	1,121	16.1%	1.39	1,198	17.2%	1.37
75% to 100%	311	4.5%	0.90	308	4.4%	0.92
Greater than 100%	101	1.5%	0.37	116	1.7%	0.36
Total mortgage loans on real estate	$6,952	100.0%		$6,960	100.0%

Alternative Investments

As of March 31, 2012, and December 31, 2011, alternative investments included investments in approximately 97 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Fixed maturity AFS securities:
Gross gains	$5	$36
Gross losses	(63)	(63)
Equity AFS securities:
Gross gains	1	8
Gain (loss) on other investments	7	13
Associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	2	(9)
Total realized gain (loss) related to certain investments	$(48)	$(15)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(19)	$(3)
RMBS	(18)	(20)
CMBS	(20)	(24)
CDOs	-	(1)
Hybrid and redeemable preferred securities	-	(2)
Gross OTTI recognized in net income (loss)	(57)	(50)
Associated amortization of DAC, VOBA, DSI and DFEL	10	9
Net OTTI recognized in net income (loss), pre-tax	$(47)	$(41)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$58	$8
Change in DAC, VOBA, DSI and DFEL	(8)	(5)
Net portion of OTTI recognized in OCI, pre-tax	$50	$3

Determination of Credit Losses on Corporate Bonds and CDOs

As of March 31, 2012, and December 31, 2011, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2012, and December 31, 2011, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of March 31, 2012, and December 31, 2011, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.8 billion and $2.6 billion and a fair value of $2.6 billion and $2.4 billion, respectively.  As of March 31, 2012, and December 31, 2011, 97% of the fair value of our CDO portfolio was rated investment grade.  As of March 31, 2012, and December 31, 2011, the portion of our CDO portfolio rated below investment grade had an amortized cost and fair value of $3 million.  Based upon the analysis discussed above, we believed as of March 31, 2012, and December 31, 2011, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the three months ended March 31, 2012 and 2011, the recovery as a percentage of amortized cost was 92% and 98%, respectively, for corporate bonds and 0% for CDOs.

Determination of Credit Losses on MBS

As of March 31, 2012, and December 31, 2011, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$2,132	$2,132	$2,980	$2,980
Securities pledged under securities lending agreements (2)	200	192	200	193
Securities pledged under reverse repurchase agreements (3)	280	292	280	294
Securities pledged for Term Asset-Backed Securities
Loan Facility ("TALF") (4)	163	188	173	199
Securities pledged for Federal Home Loan Bank of
Indianapolis Securities ("FHLBI") (5)	100	153	100	142
Total payables for collateral on investments	$2,875	$2,957	$3,733	$3,808

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Three
	Months Ended
	March 31,
	2012	2011
Collateral payable held for derivative investments	$(848)	$(70)
Securities pledged under securities lending agreements	-	1
Securities pledged for TALF	(10)	(36)
Total increase (decrease) in payables for collateral on investments	$(858)	$(105)

Investment Commitments

As of March 31, 2012, our investment commitments were $653 million, which included $186 million of limited partnerships (“LPs”), $399 million of private placements and $68 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of March 31, 2012, and December 31, 2011, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.6 billion and $5.0 billion, respectively, or 5% of our invested assets portfolio, and our investments in securities issued by Fannie Mae with a fair value of $2.6 billion, or 3% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of March 31, 2012, and December 31, 2011, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $7.7 billion, or 8% of our invested assets portfolio, and our investment securities in the collateralized mortgage and other obligations industry with a fair value of $5.3 billion and $5.6 billion, respectively, or 6% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2011 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2011 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy which information is incorporated herein by reference.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of March 31, 2012			As of December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$2,205	$101	$-	$2,512	$130	$-
Foreign currency contracts (1)	340	26	-	340	38	-
Total cash flow hedges	2,545	127	-	2,852	168	-
Fair value hedges:
Interest rate contracts (1)	1,175	215	-	1,675	319	-
Non-Qualifying Hedges
Interest rate contracts (1)	36,178	156	-	30,232	568	-
Foreign currency contracts (1)	94	-	-	4	-	-
Equity market contracts (1)	16,411	1,749	-	16,401	2,096	-
Credit contracts (1)	47	(3)	-	48	-	-
Credit contracts (2)	148	-	10	148	-	16
Embedded derivatives:
Indexed annuity contracts (3)	-	-	480	-	-	399
Guaranteed living benefits ("GLB") reserves (3)	-	-	1,064	-	-	2,217
Reinsurance related (4)	-	-	158	-	-	168
Total derivative instruments	$56,598	$2,244	$1,712	$51,360	$3,151	$2,800
(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of March 31, 2012
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$3,060	$9,774	$11,595	$15,122	$7	$39,558
Foreign currency contracts (2)	94	61	179	100	-	434
Equity market contracts	8,041	23	3,168	5,176	3	16,411
Credit contracts	40	-	108	47	-	195
Total derivative instruments with notional amounts	$11,235	$9,858	$15,050	$20,445	$10	$56,598

(1)	As of March 31, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.
(2)	As of March 31, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was July 2022.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(15)
Other comprehensive income (loss):
Cumulative effect from adoption of new accounting standards	-	3
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	(40)	(6)
Foreign currency contracts	(3)	2
Fair value hedges:
Interest rate contracts	1	1
Change in foreign currency exchange rate adjustment	(9)	(9)
Change in DAC, VOBA, DSI and DFEL	4	4
Income tax benefit (expense)	15	3
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(6)	(1)
Interest rate contracts (2)	-	1
Foreign currency contracts (1)	2	2
Fair value hedges:
Interest rate contracts (2)	1	1
Associated amortization of DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	1	(1)
Balance as of end-of-period	$89	$(20)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(7)	$(1)
Foreign currency contracts (1)	2	1
Total cash flow hedges	(5)	-
Fair value hedges:
Interest rate contracts (2)	12	13
Total fair value hedges	12	13
Non-Qualifying Hedges
Interest rate contracts (1)	(3)	(6)
Interest rate contracts (3)	(413)	(61)
Foreign currency contracts (3)	(4)	(5)
Equity market contracts (3)	(672)	(199)
Equity market contracts (4)	(135)	(19)
Credit contracts (3)	3	4
Embedded derivatives:
Indexed annuity contracts (3)	104	48
GLB reserves (3)	1,153	289
Reinsurance related (3)	10	11
AFS securities (1)	-	1
Total derivative instruments	$50	$76

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Gain (loss) recognized as a component of OCI with
the offset to net investment income	$(4)	$-

As of March 31, 2012, $20 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three months ended March 31, 2012 and 2011, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Gain (loss) recognized as a component of OCI with the offset to interest expense	$1	$1

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of March 31, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB+	3	(7)	68
03/20/2017 (4)	(5)	(6)	BBB	2	(3)	40
				9	$(10)	$148

As of December 31, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB+	3	(12)	68
03/20/2017 (4)	(5)	(6)	BBB	2	(4)	40
				9	$(16)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 4 in our 2011 Form 10-K.
(5)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions), are as follows:

	As of	As of
	March 31,	December 31,
	2012	2011
Maximum potential payout	$148	$148
Less:
Counterparty thresholds	-	-
Maximum collateral potentially required to post	$148	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $10 million as of March 31, 2012, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of March 31, 2012, the nonperformance risk adjustment was $6 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of the derivatives contract, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of March 31, 2012, the exposure was $61 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of March 31, 2012		As of December 31, 2011
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$34	$-	$35	$-
AA-	59	(3)	219	-
A+	624	-	848	-
A	1,232	(82)	1,681	(120)
A-	335	(31)	387	-
BBB	2	-	-	-
	$2,286	$(116)	$3,170	$(120)

6.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 20% and 27% for the three months ended March 31, 2012 and 2011, respectively.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	March 31,	December 31,
	2012	2011
Return of Net Deposits
Total account value	$58,847	$54,004
Net amount at risk (1)	528	1,379
Average attained age of contract holders	59 years	59 years
Minimum Return
Total account value	$159	$155
Net amount at risk (1)	41	48
Average attained age of contract holders	72 years	72 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$23,223	$21,648
Net amount at risk (1)	1,471	2,939
Average attained age of contract holders	67 years	67 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing March 31, 2012, to December 31, 2011, was attributable primarily to the increase in the equity markets during the first quarter of 2012.

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

	For the Three
	Months Ended
	March 31,
	2012	2011
Balance as of beginning-of-year	$84	$44
Changes in reserves	(17)	4
Benefits paid	(12)	(10)
Balance as of end-of-period	$55	$38

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	March 31,	December 31,
	2012	2011
Asset Type
Domestic equity	$36,577	$34,286
International equity	14,045	13,095
Bonds	18,000	17,735
Money market	6,044	5,892
Total	$74,666	$71,008

Percent of total variable annuity separate account values	94%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented approximately 38% of permanent life insurance in force as of March 31, 2012, and approximately 33% of total sales for these products for the three months ended March 31, 2012.

8.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of March 31, 2012.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

See Note 13 to the consolidated financial statements in our 2011 Form 10-K for a discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Series A Preferred Stock
Balance as of beginning-of-period	10,072	10,914
Conversion of convertible preferred stock (1)	(440)	-
Balance as of end-of-period	9,632	10,914

Common Stock
Balance as of beginning-of-period	291,319,222	315,718,554
Conversion of convertible preferred stock (1)	7,040	-
Stock compensation/issued for benefit plans	104,197	152,134
Retirement/cancellation of shares	(6,018,156)	(2,413,864)
Balance as of end-of-period	285,412,303	313,456,824

Common Stock as of End-of-Period
Assuming conversion of preferred stock	285,566,415	313,631,448
Diluted basis	292,953,914	321,320,873

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted EPS was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Weighted-average shares, as used in basic calculation	289,055,925	315,014,084
Shares to cover exercise of outstanding warrants	10,150,271	10,150,292
Shares to cover conversion of preferred stock	154,499	174,624
Shares to cover non-vested stock	1,010,689	771,357
Average stock options outstanding during the period	601,284	959,872
Assumed acquisition of shares with assumed proceeds from exercising outstanding warrants	(4,634,542)	(3,669,994)
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the period)	(413,777)	(654,934)
Shares repurchaseable from measured but unrecognized stock option expense	(14,681)	(152,416)
Average deferred compensation shares	-	271,447
Weighted-average shares, as used in diluted calculation	295,909,668	322,864,332

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount.  These amounts are presented on our Consolidated Statements of Comprehensive Income (Loss).

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Three
	Months Ended
	March 31,
	2012	2011
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$2,947	$1,072
Cumulative effect from adoption of new accounting standards	-	105
Unrealized holding gains (losses) arising during the period	(109)	(191)
Change in foreign currency exchange rate adjustment	10	14
Change in DAC, VOBA, DSI and other contract holder funds	76	104
Income tax benefit (expense)	(27)	63
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(57)	(19)
Associated amortization of DAC, VOBA, DSI and DFEL	2	(10)
Income tax benefit (expense)	19	10
Balance as of end-of-period	$2,933	$1,186
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(110)	$(129)
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(5)
Gross OTTI recognized in OCI during the period	(58)	(8)
Change in DAC, VOBA, DSI and DFEL	8	5
Income tax benefit (expense)	18	1
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	39	45
Change in DAC, VOBA, DSI and DFEL	(4)	(9)
Income tax benefit (expense)	(12)	(13)
Balance as of end-of-period	$(119)	$(113)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(15)
Cumulative effect from adoption of new accounting standards	-	3
Unrealized holding gains (losses) arising during the period	(42)	(3)
Change in foreign currency exchange rate adjustment	(9)	(9)
Change in DAC, VOBA, DSI and DFEL	4	4
Income tax benefit (expense)	15	3
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(3)	3
Associated amortization of DAC, VOBA, DSI and DFEL	-	1
Income tax benefit (expense)	1	(1)
Balance as of end-of-period	$89	$(20)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$1
Foreign currency translation adjustment arising during the period	(5)	2
Income tax benefit (expense)	2	(1)
Balance as of end-of-period	$(2)	$2
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(181)
Adjustment arising during the period	(2)	(1)
Income tax benefit (expense)	1	-
Balance as of end-of-period	$(279)	$(182)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Total realized gain (loss) related to certain investments (1)	$(48)	$(15)
Realized gain (loss) on the mark-to-market on certain instruments (2)	58	10
Indexed annuity net derivative results: (3)
Gross gain (loss)	22	6
Associated amortization of DAC, VOBA, DSI and DFEL	(6)	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	(133)	10
Associated amortization of DAC, VOBA, DSI and DFEL	22	(7)
Total realized gain (loss)	$(85)	$2

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

11.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees and directors, and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to time-vested shares), stock appreciation rights (“SARs”) and restricted stock units.  We have a policy of issuing new shares to satisfy option exercises.

LNC stock-based awards granted during the first quarter of 2012 were as follows:

Awards
10-year LNC stock options	828,674
Performance shares	278,943
SARs	80,225
Restricted stock units	604,226
Non-employee:
Agent stock options	99,268
Director stock options	51,140
Director restricted stock units	10,128

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of March 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$76,254	$76,254	$75,433	$75,433
VIEs' fixed maturity securities	702	702	700	700
Equity securities	126	126	139	139
Trading securities	2,650	2,650	2,675	2,675
Mortgage loans on real estate	6,938	7,542	6,942	7,608
Derivative investments	2,244	2,244	3,151	3,151
Other investments	1,043	1,043	1,069	1,069
Cash and invested cash	3,516	3,516	4,510	4,510
Separate account assets	91,088	91,088	83,477	83,477

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(480)	(480)	(399)	(399)
GLB reserves embedded derivatives	(1,064)	(1,064)	(2,217)	(2,217)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,100)	(1,100)	(1,114)	(1,114)
Account values of certain investment contracts	(27,707)	(30,526)	(27,468)	(30,812)
Short-term debt (1)	(300)	(306)	(300)	(309)
Long-term debt	(5,606)	(5,543)	(5,391)	(5,345)
Reinsurance related embedded derivatives	(158)	(158)	(168)	(168)
VIEs' liabilities - derivative instruments	(221)	(221)	(291)	(291)
Other liabilities:
Deferred compensation plans	(375)	(375)	(354)	(354)
Credit default swaps	(10)	(10)	(16)	(16)

(1)	The difference between the carrying value and fair value of short-term debt as of March 31, 2012, and December 31, 2011, related to current maturities of long-term debt

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

Mortgage Loans on Real Estate

The fair value of mortgage loans on real estate is established using a discounted cash flow method based on credit rating, maturity and future income.  The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt-service coverage, loan-to-value, quality of tenancy, borrower and payment record.  The fair value for impaired mortgage loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price or the fair value of the collateral if the loan is collateral dependent.  The inputs used to measure the fair value of our mortgage loans on real estate are classified as Level 2 within the fair value hierarchy.

Other Investments

The carrying value of our assets classified as other investments approximates fair value.  Other investments include LPs and other privately held investments that are accounted for using the equity method of accounting and the carrying value is based on our proportional share of the net assets of the LPs.  The inputs used to measure the fair value of our other investments are classified as Level 3 within the fair value hierarchy.

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of March 31, 2012, and December 31, 2011, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2012, or December 31, 2011, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2011 Form 10-K:

	As of March 31, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$64	$58,603	$1,932	$60,599
U.S. Government bonds	452	33	1	486
Foreign government bonds	-	551	99	650
RMBS	-	7,474	98	7,572
CMBS	-	1,491	32	1,523
CDOs	-	-	102	102
State and municipal bonds	-	4,126	-	4,126
Hybrid and redeemable preferred securities	20	1,060	116	1,196
VIEs' fixed maturity securities	106	596	-	702
Equity AFS securities	36	29	61	126
Trading securities	2	2,580	68	2,650
Derivative investments	-	207	2,037	2,244
Cash and invested cash	-	3,516	-	3,516
Separate account assets	-	91,088	-	91,088
Total assets	$680	$171,354	$4,546	$176,580

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(480)	$(480)
GLB reserves embedded derivatives	-	-	(1,064)	(1,064)
Long-term debt	-	(1,088)	-	(1,088)
Reinsurance related embedded derivatives	-	(158)	-	(158)
VIEs' liabilities - derivative instruments	-	-	(221)	(221)
Other liabilities:
Deferred compensation plans	-	-	(375)	(375)
Credit default swaps	-	-	(10)	(10)
Total liabilities	$-	$(1,246)	$(2,150)	$(3,396)

	As of December 31, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$57,310	$1,888	$59,261
U.S. Government bonds	475	18	1	494
Foreign government bonds	-	636	97	733
RMBS	-	7,881	158	8,039
CMBS	-	1,566	34	1,600
CDOs	-	-	102	102
State and municipal bonds	-	4,047	-	4,047
Hybrid and redeemable preferred securities	15	1,042	100	1,157
VIEs' fixed maturity securities	108	592	-	700
Equity AFS securities	37	46	56	139
Trading securities	2	2,605	68	2,675
Derivative investments	-	681	2,470	3,151
Cash and invested cash	-	4,510	-	4,510
Separate account assets	-	83,477	-	83,477
Total assets	$700	$164,411	$4,974	$170,085

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(399)	$(399)
GLB reserves embedded derivatives	-	-	(2,217)	(2,217)
Long-term debt	-	(1,688)	-	(1,688)
Reinsurance related embedded derivatives	-	(168)	-	(168)
VIEs' liabilities - derivative instruments	-	-	(291)	(291)
Other liabilities:
Deferred compensation plans	-	-	(354)	(354)
Credit default swaps	-	-	(16)	(16)
Total liabilities	$-	$(1,856)	$(3,277)	$(5,133)

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Three Months Ended March 31, 2012
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(14)	$-	$174	$(116)	$1,932
U.S. Government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	2	-	-	99
RMBS	158	(3)	3	(5)	(55)	98
CMBS	34	(3)	8	(7)	-	32
CDOs	102	-	4	(4)	-	102
Hybrid and redeemable preferred securities	100	-	5	-	11	116
Equity AFS securities	56	-	5	-	-	61
Trading securities	68	1	-	(1)	-	68
Derivative investments	2,470	(520)	(88)	175	-	2,037
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(399)	(104)	-	23	-	(480)
GLB reserves embedded derivatives	(2,217)	1,153	-	-	-	(1,064)
VIEs' liabilities - derivative instruments (5)	(291)	70	-	-	-	(221)
Other liabilities:
Deferred compensation plans (6)	(354)	(28)	-	7	-	(375)
Credit default swaps (7)	(16)	6	-	-	-	(10)
Total, net	$1,697	$558	$(61)	$362	$(160)	$2,396

	For the Three Months Ended March 31, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$(1)	$10	$54	$(73)	$1,806
U.S. Government bonds	2	-	-	-	-	2
Foreign government bonds	113	-	7	(3)	(17)	100
RMBS	119	(2)	2	(4)	-	115
CMBS	109	(23)	30	(52)	-	64
CDOs	172	14	(12)	(38)	-	136
Hybrid and redeemable preferred securities	119	-	1	-	4	124
Equity AFS securities:	92	8	3	(9)	2	96
Trading securities	76	1	(2)	(2)	(2)	71
Derivative investments	1,495	(145)	(18)	107	-	1,439
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(497)	48	-	(79)	-	(528)
GLB reserves embedded derivatives	(408)	290	-	-	-	(118)
VIEs' liabilities - derivative instruments (5)	(209)	6	-	-	-	(203)
Other liabilities:
Deferred compensation plans (6)	(363)	(8)	-	14	-	(357)
Credit default swaps (7)	(16)	4	-	6	-	(6)
Total, net	$2,620	$192	$21	$(6)	$(86)	$2,741

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
(2)
Transfers in or out of Level 3 for AFS and trading securities are displayed at amortized cost as of the beginning-of-period.  For AFS and trading securities, the difference between beginning-of-period amortized cost and beginning-of-period fair value was included in OCI and earnings, respectively, in prior periods.

(3)
Amortization and accretion of premiums and discounts are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Gains (losses) from sales, maturities, settlements and calls and OTTI are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(5)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(6)
Deferrals and subsequent changes in fair value for the participants’ investment options are reported in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

(7)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended March 31, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$231	$(26)	$-	$(29)	$(2)	$174
RMBS	-	-	-	(5)	-	(5)
CMBS	-	-	-	(7)	-	(7)
CDOs	-	-	-	(4)	-	(4)
Trading securities	-	-	-	(1)	-	(1)
Derivative investments	209	15	(49)	-	-	175
Future contract benefits:
Indexed annuity contracts embedded derivatives	(9)	-	-	32	-	23
Other liabilities:
Deferred compensation plans	-	-	-	7	-	7
Total, net	$431	$(11)	$(49)	$(7)	$(2)	$362

	For the Three Months Ended March 31, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$101	$(8)	$(1)	$(37)	$(1)	$54
Foreign government bonds	-	(3)	-	-	-	(3)
RMBS	-	-	-	(4)	-	(4)
CMBS	1	(44)	-	(9)	-	(52)
CDOs	-	(33)	-	(5)	-	(38)
Equity AFS securities	6	(15)	-	-	-	(9)
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	167	(2)	(58)	-	-	107
Future contract benefits:
Indexed annuity contracts embedded derivatives	(17)	-	-	(62)	-	(79)
Other liabilities:
Deferred compensation plans	-	-	-	14	-	14
Credit default swaps	-	6	-	-	-	6
Total, net	$258	$(99)	$(59)	$(105)	$(1)	$(6)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three
	Months Ended
	March 31,
	2012	2011
Investments: (1)
Derivative investments	$(520)	$(140)
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	21	(4)
GLB reserves embedded derivatives	1,183	338
VIEs' liabilities - derivative instruments (1)	70	2
Other liabilities:
Deferred compensation plans (2)	(28)	(8)
Credit default swaps (3)	6	6
Total, net	$732	$194

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in underwriting, acquisition, insurance and other expenses on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended March 31, 2012			Ended March 31, 2011
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$150	$(266)	$(116)	$32	$(105)	$(73)
Foreign government bonds	-	-	-	-	(17)	(17)
RMBS	-	(55)	(55)	-	-	-
Hybrid and redeemable preferred securities	20	(9)	11	4	-	4
Equity AFS securities	-	-	-	2	-	2
Trading securities	-	-	-	-	(2)	(2)
Total, net	$170	$(330)	$(160)	$38	$(124)	$(86)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three months ended March 31, 2012 and 2011, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information being available or no longer being available, respectively.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available or when these prices become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers between Levels 1 and 2 will result.  For the quarterly periods ended March 31, 2012 and 2011, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements that were developed as of March 31, 2012:

	Fair	Valuation	Significant
	Value	Technique	Unobservable Inputs	Range
Assets
Investments:
Fixed maturity AFS and trading securities:
Corporate bonds	$1,119	Discounted cash flow	Liquidity/duration adjustment (1)	0.5% - 9.0%
Foreign government bonds	52	Discounted cash flow	Liquidity/duration adjustment (1)	2.5% - 6.0%
Equity AFS and trading securities	12	Discounted cash flow	Liquidity/duration adjustment (1)	4.0% - 4.5%

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(480)	Discounted cash flow	Lapse rate (2)	1.0% - 15.0%
			Mortality rate (3)	(7)
GLB reserves embedded derivatives	(1,064)	Monte Carlo simulation	Long-term lapse rate (2)	0.5% - 13.0%
			Wait period (4)	0 - 25 years (or years until the eligible age)
			Percent of maximum
			withdrawal amount (5)	95.0% - 100.0%
			Non-performance risk ("NPR") (6)	0.05% - 0.35%
			Mortality rate (3)	(7)

(1)
The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)
The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits.  The range represents the lapse rates during the surrender charge period for indexed annuity contracts.

(3)	The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as occupation, will die.
(4)	The wait period input represents the estimated period a contract holder would wait to withdraw after becoming eligible.
(5)	The percent of maximum withdrawal amount input represents the estimated ratio of contract withdrawal amount to the maximum withdrawal amount specified.
(6)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
(7)
Based on the “Annuity 2000 Mortality Table” developed by the Society of Actuaries Committee on Life Insurance Research that was adopted by the National Association of Insurance Commissioners in 1996 for our mortality input.

From the table above, we have excluded Level 3 fair value measurements obtained from independent, third-party pricing sources.  We do not develop the significant inputs used to measure the fair value of these assets and liabilities, and the information regarding the significant inputs is not readily available to us.  Independent broker-quoted fair values are non-binding quotes developed by market makers or broker-dealers obtained from third-party sources recognized as market participants.  The fair value of a broker-quoted asset or liability is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant as we do not adjust broker quotes when used as the fair value measurement for an asset or liability.  Significant increases or decreases in any of the quotes received from a third-party broker-dealer may result in a significantly higher or lower fair value measurement.

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•	Investments – An increase in the liquidity/duration input would result in a decrease in the fair value measurement.
•	Indexed annuity contracts embedded derivatives – An increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.
•
GLB reserves embedded derivatives – An increase in our lapse rate, wait period, NPR or mortality rate inputs would result in a decrease in the fair value measurement.  An increase in the percent of maximum withdrawal amount input would result in an increase in the fair value measurement.

For each category discussed above, the unobservable inputs are not inter-related; therefore, a directional change in one input will not affect the other inputs.

As part of our on-going valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” in Note 1 of our 2011 Form 10-K.

13.  Segment Information

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.  Our reporting segments reflect the manner by which our chief operating decision makers view and manage the business.  See Note 22 of our 2011 Form 10-K for a brief description of these segments and Other Operations.

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

Segment information (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011
Revenues
Operating revenues:
Annuities	$731	$733
Retirement Plan Services	252	263
Life Insurance	1,232	1,146
Group Protection	504	478
Other Operations	107	118
Excluded realized gain (loss), pre-tax	(114)	(21)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	1	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	-
Total revenues	$2,714	$2,718

	For the Three
	Months Ended
	March 31,
	2012	2011
Net Income (Loss)
Income (loss) from operations:
Annuities	$137	$144
Retirement Plan Services	35	48
Life Insurance	142	142
Group Protection	16	24
Other Operations	(34)	(35)
Excluded realized gain (loss), after-tax	(73)	(14)
Benefit ratio unlocking, after-tax	23	5
Income (loss) from continuing operations, after-tax	246	314
Income (loss) from discontinued operations, after-tax	(1)	-
Net income (loss)	$245	$314

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2012, compared with December 31, 2011, and the results of operations for the three months ended March 31, 2012, compared with the corresponding period in 2011 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; and our current reports on Form 8-K filed in 2012.

In this report, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenues and income (loss) from operations because we believe they are meaningful measures of revenues and the profitability of our operating segments.  Financial information that follows is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated.  See Note 1 in our 2011 Form 10-K for a discussion of GAAP.

Operating revenues and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments.  Accordingly, we define and report operating revenues and income (loss) from operations by segment in Note 13.  Our management believes that operating revenues and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because the excluded items are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and, in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.  In addition, we believe that our definitions of operating revenues and income (loss) from operations will provide investors with a more valuable measure of our performance because it better reveals trends in our business.

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

•	Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits and demand for our products;
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

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” of our 2011 Form 10-K.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Our current market conditions, significant operational matters, industry trends, issues and outlook are described in “Introduction – Executive Summary” of our 2011 Form 10-K.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

Critical Accounting Policies and Estimates

The MD&A included in our 2011 Form 10-K contains a detailed discussion of our critical accounting policies and estimates.  The following information updates the “Critical Accounting Policies and Estimates” provided in our 2011 Form 10-K and, accordingly, should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2011 Form 10-K.

DAC, VOBA, DSI and DFEL

New DAC Methodology

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (referred to herein as the “new DAC methodology”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This determination of deferability must be made on a contract-level basis.  This new DAC methodology contrasts to the prior guidance we followed that defined deferrable acquisition costs as costs that vary with and are related primarily to new or renewal business, regardless of whether the acquisition efforts were successful or unsuccessful.

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

We adopted the new DAC methodology as of January 1, 2012, and elected to apply the guidance retrospectively.  The retrospective adoption resulted in the restatement of all periods presented with a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) (“AOCI”) for the earliest period presented.  Further, our adoption of the new DAC methodology resulted in an overall reduction in deferrable acquisition costs, partially offset by lower DAC amortization, in each of our business segments.  See Note 2 for more discussion of the effect of adoption.

Reversion to the Mean (“RTM”)

As equity markets do not move in a systematic manner, we reset the baseline of account values from which estimated gross profits (“EGPs) are projected, which we refer to as our RTM process, as discussed in our 2011 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for our variable annuity and VUL products, is an immediate drop of approximately 14% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of March 31, 2012, we would have recorded a favorable prospective unlocking of approximately $240 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $20 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions):

	As of March 31, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$680	$67,534	$-	$68,214
Priced by independent broker quotations	-	-	3,363	3,363
Priced by matrices	-	9,216	-	9,216
Priced by other methods (1)	-	-	1,183	1,183
Total	$680	$76,750	$4,546	$81,976

Percent of total	1%	93%	6%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2011 Form 10-K and Note 12.

As of March 31, 2012, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of March 31, 2012, we used broker quotes for 89 securities as our final price source, representing less than 2% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Form 10-K.

Guaranteed Living Benefits

Approximately 48% of our variable annuity account values contained a guaranteed withdrawal benefit (“GWB”) rider as of March 31, 2012.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of March 31, 2012 and 2011, 39% and 29%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of March 31, 2012 and 2011, was $1.0 billion and $796 million, respectively.  Our exposure before reinsurance for these same periods was $1.1 billion and $911 million, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

Acquisitions and Dispositions

The loss from discontinued operations for the three months ended March 31, 2012, related to a purchase price adjustment associated with the termination of a portion of the investment advisory agreement with Delaware Management Holdings, Inc., our former subsidiary.

For information about acquisitions and divestitures, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3 in our 2011 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$137	$144	-5%
Retirement Plan Services	35	48	-27%
Life Insurance	142	142	0%
Group Protection	16	24	-33%
Other Operations	(34)	(35)	3%
Excluded realized gain (loss), after-tax	(73)	(14)	NM
Benefit ratio unlocking, after-tax	23	5	NM
Income (loss) from continuing operations, after-tax	246	314	-22%
Income (loss) from discontinued operations, after-tax	(1)	-	NM
Net income (loss)	$245	$314	-22%

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Deposits
Annuities	$2,480	$2,639	-6%
Retirement Plan Services	1,511	1,341	13%
Life Insurance	1,159	1,270	-9%
Total deposits	$5,150	$5,250	-2%

Net Flows
Annuities	$293	$483	-39%
Retirement Plan Services	212	134	58%
Life Insurance	751	821	-9%
Total net flows	$1,256	$1,438	-13%

	As of March 31,
	2012	2011	Change
Account Values
Annuities	$91,668	$87,785	4%
Retirement Plan Services	42,020	40,308	4%
Life Insurance	36,008	34,149	5%
Total account values	$169,696	$162,242	5%

Comparison of the Three Months Ended March 31, 2012 to 2011

Net income decreased due primarily to the following:

•	Narrowing of our credit spreads during 2012 leading to realized losses related to our non-performance risk (“NPR”) on guaranteed living benefit (“GLB”) liabilities;
•
New money rates averaging below portfolio yields and lower prepayment and bond makewhole premiums driving lower net investment income, partially offset by growth in business and interest crediting rate actions; and

•	Investments in strategic initiatives related to updating information technology and expanding distribution and support during 2012.

The decrease in net income was partially offset primarily by the following:

•	Growth in insurance in force;
•	Positive net flows and more favorable average equity markets driving higher average daily variable account values; and
•	More favorable tax items recorded in 2012 than in 2011 driven by tax preferred investments and other items.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Operating Revenues
Insurance premiums (1)	$17	$23	-26%
Insurance fees	325	310	5%
Net investment income	272	288	-6%
Operating realized gain (loss)	27	23	17%
Other revenues and fees (2)	90	89	1%
Total operating revenues	731	733	0%
Operating Expenses
Interest credited	171	174	-2%
Benefits	45	35	29%
Underwriting, acquisition, insurance and other expenses	353	340	4%
Total operating expenses	569	549	4%
Income (loss) from operations before taxes	162	184	-12%
Federal income tax expense (benefit)	25	40	-38%
Income (loss) from operations	$137	$144	-5%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended March 31, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits attributable to unfavorable mortality experience on SPIA during 2012 as compared to favorable experience during 2011;
•	Lower net investment income and relatively flat interest credited driven by:

▪	Lower prepayment and bond makewhole premiums (See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and
▪	New money rates averaging below our portfolio yields;
partially offset by:
▪	Positive net flows, and actions implemented to reduce interest crediting rates; and
•
Higher underwriting, acquisition, insurance and other expenses due to higher trail commissions and investments in strategic initiatives related to updating information technology and expanding distribution and support during 2012.

The decrease in income from operations was partially offset primarily by the following:

•	Higher insurance fees attributable to more favorable average equity markets driving higher average daily variable account values; and
•	More favorable tax items recorded in 2012 than in 2011 driven by tax preferred investments and other items.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the first quarter of 2012 and 2011.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein.  For information on the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2011 Form 10-K.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.  For detail on the operating realized gain (loss), see “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Insurance Fees
Mortality, expense and other assessments	$319	$310	3%
Surrender charges	6	11	-45%
DFEL:
Deferrals	(6)	(17)	65%
Amortization, net of interest, excluding unlocking	6	6	0%
Total insurance fees	$325	$310	5%

	As of or For the Three
	Months Ended
	March 31,
	2012	2011	Change
Account Value Information
Variable annuity deposits, excluding the fixed portion of variable	$1,472	$1,523	-3%
Net flows for variable annuities, excluding the fixed portion of variable	(166)	(120)	-38%
Change in market value on variable, excluding the fixed portion of variable	5,544	2,217	150%
Transfers to the variable portion of variable annuity products from the fixed portion of variable annuity products	671	832	-19%
Average daily variable annuity account values, excluding the fixed portion of variable	69,003	66,459	4%
Average daily S&P 500	1,346.25	1,302.22	3%
Variable annuity account values, excluding the fixed portion of variable	71,059	67,787	5%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$240	$248	-3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	2	12	-83%
Surplus investments (2)	30	28	7%
Total net investment income	$272	$288	-6%

Interest Credited
Amount provided to contract holders	$168	$171	-2%
DSI deferrals	(9)	(10)	10%
Interest credited before DSI amortization	159	161	-1%
DSI amortization, excluding unlocking	12	13	-8%
Total interest credited	$171	$174	-2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2012	2011	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	4.93%	5.28%	(35)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.26%	(22)
Net investment income yield on reserves	4.97%	5.54%	(57)
Interest rate credited to contract holders	3.15%	3.31%	(16)
Interest rate spread	1.82%	2.23%	(41)

	As of or For the Three
	Months Ended
	March 31,
	2012	2011	Change
Other Information
Fixed annuity deposits, including the fixed portion of variable	$1,008	$1,116	-10%
Net flows for fixed annuities, including the fixed portion of variable	459	603	-24%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(671)	(832)	19%
Average invested assets on reserves	19,522	18,790	4%
Average fixed account values, including the fixed portion of variable	21,030	20,479	3%
Fixed annuity account values, including the fixed portion of variable	20,609	19,998	3%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Underwriting, Acquisition, Insurance
and Other Expenses
Commissions:
Deferrable	$110	$111	-1%
Non-deferrable	73	66	11%
General and administrative expenses	98	87	13%
Taxes, licenses and fees	8	8	0%
Total expenses incurred, excluding broker-dealer	289	272	6%
DAC deferrals	(124)	(127)	2%
Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	165	145	14%
DAC and VOBA amortization, net of interest, excluding unlocking	98	103	-5%
Broker-dealer expenses incurred	90	92	-2%
Total underwriting, acquisition, insurance and other expenses	$353	$340	4%

DAC Deferrals
As a percentage of sales/deposits	5.0%	4.8%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.

Broker-dealer expenses that vary with and are related to sales are expensed as incurred and not deferred and amortized.  Fluctuations in these expenses correspond with fluctuations in other revenues and fees.

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Operating Revenues
Insurance fees	$52	$55	-5%
Net investment income	197	205	-4%
Other revenues and fees (1)	3	3	0%
Total operating revenues	252	263	-4%
Operating Expenses
Interest credited	111	108	3%
Underwriting, acquisition, insurance and other expenses	94	86	9%
Total operating expenses	205	194	6%
Income (loss) from operations before taxes	47	69	-32%
Federal income tax expense (benefit)	12	21	-43%
Income (loss) from operations	$35	$48	-27%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of the Three Months Ended March 31, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Lower net investment income and relatively flat interest credited driven by:
▪	Lower prepayment and bond makewhole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and
▪	New money rates averaging below our portfolio yields;
partially offset by:
▪	Transfers from variable to fixed, and actions implemented to reduce interest crediting rates; and
•
Higher underwriting, acquisition, insurance and other expenses due to investments in strategic initiatives related to updating information technology and expanding distribution and support during 2012.

Additional Information

Net flows in this business fluctuate based on the timing of larger plans rolling onto our platform and rolling off over the course of the year, and we expect this trend will continue during 2012.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 13% for the first quarter of 2012 compared to 12% for the corresponding period in 2011.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 39% and 41% as of March 31, 2012, and 2011, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  For information on interest rate spreads, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein.  For information on the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2011 Form 10-K.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Insurance Fees
Annuity expense assessments	$45	$46	-2%
Mutual fund fees	7	8	-13%
Total expense assessments	52	54	-4%
Surrender charges	-	1	-100%
Total insurance fees	$52	$55	-5%

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$6,167	$6,396	-4%
Gross deposits	418	326	28%
Withdrawals and deaths	(412)	(384)	-7%
Net flows	6	(58)	110%
Transfers between fixed and variable accounts	(11)	(6)	-83%
Investment increase and change in market value	479	262	83%
Balance as of end-of-period	$6,641	$6,594	1%

Total Mid – Large Segment:
Balance as of beginning-of-period	$17,435	$16,207	8%
Gross deposits	920	831	11%
Withdrawals and deaths	(505)	(398)	-27%
Net flows	415	433	-4%
Transfers between fixed and variable accounts	(2)	(21)	90%
Investment increase and change in market value	1,351	605	123%
Balance as of end-of-period	$19,199	$17,224	11%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$15,531	$16,221	-4%
Gross deposits	173	184	-6%
Withdrawals and deaths	(382)	(425)	10%
Net flows	(209)	(241)	13%
Investment increase and change in market value	858	510	68%
Balance as of end-of-period	$16,180	$16,490	-2%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$39,133	$38,824	1%
Gross deposits	1,511	1,341	13%
Withdrawals and deaths	(1,299)	(1,207)	-8%
Net flows	212	134	58%
Transfers between fixed and variable accounts	(13)	(27)	52%
Investment increase and change in market value	2,688	1,377	95%
Balance as of end-of-period (1)	$42,020	$40,308	4%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three
	Months Ended
	March 31,
	2012	2011	Change
Account Value Information
Variable annuity deposits, excluding the fixed portion of variable	$468	$415	13%
Net flows for variable annuities, excluding the fixed portion of variable	(104)	(172)	40%
Change in market value on variable, excluding the fixed portion of variable	1,258	695	81%
Transfers from the variable portion of variable annuity products to the fixed portion of variable annuity products	(62)	(50)	-24%
Average daily variable annuity account values, excluding the fixed portion of variable	13,589	14,178	-4%
Average daily S&P 500	1,346.25	1,302.22	3%
Variable annuity account values, excluding the fixed portion of variable	13,959	14,400	-3%

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$182	$177	3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	1	11	-91%
Alternative investments (2)	-	1	-100%
Surplus investments (3)	14	16	-13%
Total net investment income	$197	$205	-4%

Interest Credited	$111	$108	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2012	2011	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.34%	5.61%	(27)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.35%	(31)
Alternative investments	0.01%	0.03%	(2)
Net investment income yield on reserves	5.39%	5.99%	(60)
Interest rate credited to contract holders	3.22%	3.36%	(14)
Interest rate spread	2.17%	2.63%	(46)

	As of or For the Three
	Months Ended
	March 31,
	2012	2011	Change
Other Information
Fixed annuity deposits, including the fixed portion of variable	$370	$346	7%
Net flows for fixed annuities, including the fixed portion of variable	(35)	10	NM
Transfers to the fixed portion of variable annuity products from the variable portion of variable annuity products	62	50	24%
Average invested assets on reserves	13,591	12,647	7%
Average fixed account values, including the fixed portion of variable	13,723	12,872	7%
Fixed annuity account values, including the fixed portion of variable	13,820	12,956	7%

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

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions:
Deferrable	$5	$5	0%
Non-deferrable	13	12	8%
General and administrative expenses	71	63	13%
Taxes, licenses and fees	5	5	0%
Total expenses incurred	94	85	11%
DAC deferrals	(10)	(8)	-25%
Total expenses recognized before amortization	84	77	9%
DAC and VOBA amortization, net of interest, excluding unlocking	10	9	11%
Total underwriting, acquisition, insurance and other expenses	$94	$86	9%

DAC Deferrals
As a percentage of annuity sales/deposits	1.2%	1.1%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized over the lives of the contracts in relation to EGPs.  Certain of our commissions, such as trail commissions that are based on account values, are expensed as incurred rather than deferred and amortized.  We do not pay commissions on sales of our mutual fund products, and distribution expenses associated with the sale of these mutual fund products are expensed as incurred.

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Operating Revenues
Insurance premiums	$109	$108	1%
Insurance fees	529	452	17%
Net investment income	588	579	2%
Other revenues and fees	6	7	-14%
Total operating revenues	1,232	1,146	8%
Operating Expenses
Interest credited	311	302	3%
Benefits	475	447	6%
Underwriting, acquisition, insurance and other expenses	239	187	28%
Total operating expenses	1,025	936	10%
Income (loss) from operations before taxes	207	210	-1%
Federal income tax expense (benefit)	65	68	-4%
Income (loss) from operations	$142	$142	0%

Comparison of the Three Months Ended March 31, 2012 to 2011

Income from operations for this segment remained flat due primarily to the following:

•	Higher insurance fees due to growth in insurance in force; and
•	Higher net investment income and higher interest credited driven by growth in business in force offset by new money rates averaging below our portfolio yields;
entirely offset by:
•	Higher underwriting, acquisition, insurance and other expenses attributable to the effect of prospective unlocking during 2012 as compared to 2011; and
•	Higher benefits attributable to higher death claims and surrender benefits and continued growth in our secondary guarantee life insurance business.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and risk-based capital (“RBC”) levels above current regulatory required levels.  Products containing secondary guarantees require reserves calculated under AG38.  Our insurance subsidiaries are employing strategies to reduce the strain of increasing AG38 and Valuation of Life Insurance Policies Model Regulation (“XXX”) statutory reserves associated with secondary guarantee UL and term products.  As discussed below, we have been successful in executing reinsurance solutions to release capital to Other Operations.  We expect to regularly execute transactions designed to release capital as we continue to sell products that are subject to these reserving requirements.  We also plan to refinance prior transactions with long-term structured solutions.

Included in the letters of credit (“LOCs”) issued as of March 31, 2012, was approximately $1.9 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $100 million and $1.0 billion was issued for UL business with secondary guarantees through 2015 and 2031, respectively, and approximately $800 million was issued for term business through 2023.  We have also used the proceeds from senior note issuances of approximately $1.1 billion to execute long-term structured solutions supporting secondary guarantee UL and term business.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” in our 2011 Form 10-K for further information on XXX and AG38 reserves.  See the table in “Underwriting, Acquisition, Insurance and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.

For information on interest rate spreads, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” herein.  For information on the interest rate risk due to falling interest rates, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2011 Form 10-K.

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.  However, we face conditions in the marketplace as discussed in “Introduction – Executive Summary – Current Market Conditions” above that may challenge our sales volume for the remainder of 2012.  For example, we are implementing pricing changes to our products that reflect the current low interest rate environment that we believe will lower our sales volumes and could potentially reduce our market share until competitive conditions change.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Insurance Fees
Mortality assessments	$337	$325	4%
Expense assessments	207	230	-10%
Surrender charges	23	23	0%
DFEL:
Deferrals	(83)	(126)	34%
Amortization, net of interest:
Prospective unlocking - assumption changes	-	(2)	100%
Prospective unlocking - model refinements	(6)	(18)	67%
Amortization, net of interest, excluding unlocking	51	20	155%
Total insurance fees	$529	$452	17%

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Sales by Product
UL:
Excluding MoneyGuard®	$47	$85	-45%
MoneyGuard®	41	34	21%
Total UL	88	119	-26%
VUL	10	10	0%
COLI and BOLI	11	17	-35%
Term	13	13	0%
Total sales	$122	$159	-23%

Net Flows
Deposits	$1,159	$1,270	-9%
Withdrawals and deaths	(408)	(449)	9%
Net flows	$751	$821	-9%

Contract holder assessments	$805	$806	0%

	As of March 31,
	2012	2011	Change
Account Values
UL	$28,341	$26,585	7%
VUL	5,376	5,294	2%
Interest-sensitive whole life	2,291	2,270	1%
Total account values	$36,008	$34,149	5%

In-Force Face Amount
UL and other	$307,957	$299,920	3%
Term insurance	272,006	266,764	2%
Total in-force face amount	$579,963	$566,684	2%

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

Sales in the table above and as discussed above were reported as follows:

•
UL (excluding linked-benefit products) and VUL (including corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”)) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums;

•	MoneyGuard® (our linked-benefit product) – 15% of premium deposits; and
•	Term – 100% of first year paid premiums.

UL and VUL products with secondary guarantees represented approximately 38% of interest-sensitive life insurance in force as of March 31, 2012, and approximately 33% of sales for the three months ended March 31, 2012, as compared to approximately 50% of sales for the corresponding period in 2011.  Changes in the marketplace and product focuses are resulting in a shift in our business mix away from products with secondary guarantees to accumulation products like Indexed UL, VUL and COLI.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$540	$517	4%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	2	4	-50%
Alternative investments (2)	15	25	-40%
Surplus investments (3)	31	33	-6%
Total net investment income	$588	$579	2%

Interest Credited	$311	$302	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2012	2011	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.77%	5.91%	(14)
Commercial mortgage loan prepayment and bond makewhole premiums	0.02%	0.04%	(2)
Alternative investments	0.17%	0.32%	(15)
Net investment income yield on reserves	5.96%	6.27%	(31)
Interest rate credited to contract holders	3.95%	4.09%	(14)
Interest rate spread	2.01%	2.18%	(17)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.73%	5.89%	(16)
Commercial mortgage loan prepayment and bond makewhole premiums	0.00%	0.10%	(10)
Alternative investments	0.01%	0.02%	(1)
Net investment income yield on reserves	5.74%	6.01%	(27)

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$33,271	$30,793	8%
Account values - universal and whole life	31,210	29,440	6%

Attributable to traditional products:
Invested assets on reserves	4,283	4,273	0%

A portion of the investment income earned for this segment is credited to contract holder accounts.  Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at a faster rate than account values.  Invested assets are based upon the statutory reserve liabilities and are, therefore, affected by various reserve adjustments, including capital transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  We use our investment income to offset the earnings effect of the associated build of our policy reserves for traditional products.  Commercial mortgage loan prepayments and bond makewhole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Benefits
Death claims direct and assumed	$803	$699	15%
Death claims ceded	(415)	(318)	-31%
Reserves released on death	(106)	(132)	20%
Net death benefits	282	249	13%
Change in secondary guarantee life insurance product reserves:
Prospective unlocking - assumption changes	-	10	-100%
Prospective unlocking - model refinements	9	33	-73%
Change in reserves, excluding unlocking	119	109	9%
Other benefits (1)	65	46	41%
Total benefits	$475	$447	6%

Death claims per $1,000 of in-force	1.95	1.76	11%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing prospective unlocking adjustments to this liability similar to DAC, VOBA and DFEL.

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$130	$173	-25%
General and administrative expenses	123	112	10%
Expenses associated with reserve financing	16	14	14%
Taxes, licenses and fees	34	36	-6%
Total expenses incurred	303	335	-10%
DAC and VOBA deferrals	(145)	(194)	25%
Total expenses recognized before amortization	158	141	12%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	-	(7)	100%
Prospective unlocking - model refinements	(33)	(68)	51%
Amortization, net of interest, excluding unlocking	113	120	-6%
Other intangible amortization	1	1	0%
Total underwriting, acquisition, insurance and other expenses	$239	$187	28%

DAC and VOBA Deferrals
As a percentage of sales	118.9%	122.0%

Commissions and costs that result directly from and are essential to successful acquisition of new or renewal business are deferred to the extent recoverable and for our interest-sensitive products are generally amortized over the lives of the contracts in relation to EGPs.  For our traditional products, DAC and VOBA are amortized on either a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Operating Revenues
Insurance premiums	$463	$437	6%
Net investment income	38	39	-3%
Other revenues and fees	3	2	50%
Total operating revenues	504	478	5%
Operating Expenses
Interest credited	1	-	NM
Benefits	350	328	7%
Underwriting, acquisition, insurance and other expenses	128	113	13%
Total operating expenses	479	441	9%
Income (loss) from operations before taxes	25	37	-32%
Federal income tax expense (benefit)	9	13	-31%
Income (loss) from operations	$16	$24	-33%

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Income (Loss) from Operations by Product Line
Life	$2	$8	-75%
Disability	14	17	-18%
Dental	(1)	(2)	50%
Total non-medical	15	23	-35%
Medical	1	1	0%
Income (loss) from operations	$16	$24	-33%

Comparison of the Three Months Ended March 31, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Less favorable non-medical loss ratio experience attributable to fluctuations in mortality experience within our life business; and
•
Higher underwriting, acquisition, insurance and other expenses attributable to an increase in business and investments in strategic initiatives associated with enhancements to sales and distribution processes and improvements to technology platforms.

The decrease in income from operations was partially offset primarily by growth in insurance premiums driven by normal, organic business growth in our non-medical products.

Additional Information

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

For information on the effects of current interest rates on our long-term disability claim reserves, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” in our 2011 Form 10-K.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Insurance Premiums by Product Line
Life	$186	$171	9%
Disability	199	186	7%
Dental	46	46	0%
Total non-medical	431	403	7%
Medical	32	34	-6%
Total insurance premiums	$463	$437	6%

Sales	$67	$45	49%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Benefits and Interest Credited by Product Line
Life	$146	$129	13%
Disability	139	131	6%
Dental	38	39	-3%
Total non-medical	323	299	8%
Medical	28	29	-3%
Total benefits and interest credited	$351	$328	7%

Loss Ratios by Product Line
Life	78.2%	75.9%
Disability	70.1%	70.1%
Dental	82.1%	83.7%
Total non-medical	74.9%	74.1%
Medical	87.6%	86.1%

Underwriting, Acquisition, Insurance and Other Expenses

Details underlying underwriting, acquisition, insurance and other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Underwriting, Acquisition, Insurance and Other Expenses
Commissions	$54	$50	8%
General and administrative expenses	61	51	20%
Taxes, licenses and fees	12	11	9%
Total expenses incurred	127	112	13%
DAC deferrals	(11)	(9)	-22%
Total expenses recognized before amortization	116	103	13%
DAC and VOBA amortization, net of interest	12	10	20%
Total underwriting, acquisition, insurance and other expenses	$128	$113	13%

DAC Deferrals
As a percentage of insurance premiums	2.4%	2.1%

Expenses, excluding broker commissions, that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business.  Broker commissions, which vary with and are related to paid premiums, are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Operating Revenues
Net investment income	$70	$80	-13%
Amortization of deferred gain on business sold through reinsurance	18	18	0%
Media revenues (net)	17	16	6%
Other revenues and fees	2	4	-50%
Total operating revenues	107	118	-9%
Operating Expenses
Interest credited	31	29	7%
Benefits	28	32	-13%
Media expenses	16	17	-6%
Other expenses	21	25	-16%
Interest and debt expense	68	72	-6%
Total operating expenses	164	175	-6%
Income (loss) from operations before taxes	(57)	(57)	0%
Federal income tax expense (benefit)	(23)	(22)	-5%
Income (loss) from operations	$(34)	$(35)	3%

Comparison of the Three Months Ended March 31, 2012 to 2011

Loss from operations for Other Operations decreased due primarily to the following:

•	Lower other expenses due to higher legal expenses during the first quarter of 2011; and
•	Lower interest and debt expense attributable to lower average balances of and a decline in the rate on outstanding debt during 2012.

The decrease in loss from operations was partially offset primarily by lower net investment income, net of interest credited, attributable to the following:

•
Repurchases of common stock, net cash used in operating activities due to interest payments and transfers to other segments for other-than-temporary impairment (“OTTI”), partially offset by distributable earnings received from our insurance segments, resulting in lower average invested assets; and

•	New money rates averaging below our portfolio yields.
Additional Information

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

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

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Other Expenses
General and administrative expenses:
Legal	$1	$8	-88%
Branding	9	5	80%
Other (1)	13	13	0%
Total general and administrative expenses	23	26	-12%
Taxes, licenses and fees	1	1	0%
Inter-segment reimbursement associated with reserve financing and LOC expenses (2)	(3)	(2)	-50%
Total other expenses	$21	$25	-16%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$27	$23	17%
Total excluded realized gain (loss)	(112)	(21)	NM
Total realized gain (loss), pre-tax	$(85)	$2	NM

Reconciliation of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(73)	$(14)	NM
Benefit ratio unlocking	23	5	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$(50)	$(9)	NM

Components of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(32)	$(10)	NM
Gain (loss) on the mark-to-market on certain instruments	38	7	NM
Variable annuity net derivatives results:
Hedge program performance	19	(18)	206%
GLB NPR component	(85)	11	NM
Total variable annuity net derivatives results	(66)	(7)	NM
Indexed annuity forward-starting option	10	1	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$(50)	$(9)	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended March 31, 2012 to 2011

We had realized losses in the first quarter of 2012 as compared to gains for the corresponding period of 2011 due primarily to the following:

•	Higher losses on variable annuity net derivatives results attributable to:
▪
Narrowing of our credit spreads during the first quarter of 2012 resulting in an unfavorable GLB NPR component (see “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined);

partially offset by:

▪	Less volatile capital markets during the first quarter of 2012 resulting in more favorable hedge program performance; and
•
Higher gross realized gains during the first quarter of 2011 originating from asset sales to reposition the portfolio (see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below for more information).

The realized losses in the first quarter of 2012 were partially offset by higher gains on the mark-to-market on certain instruments attributable to spreads narrowing on corporate credit default swaps, partially offset by increases in interest rates leading to a decrease in the value of our trading securities.

Operating Realized Gain (Loss)

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2011 Form 10-K for a discussion of our operating realized gain (loss).

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2011 Form 10-K for a discussion on the mark-to-market on certain instruments and Note 3 for information about consolidated variable interest entities.

Variable Annuity Net Derivatives Results

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2011 Form 10-K for a discussion of our variable annuity net derivatives results.

As of March 31, 2012, the net effect of the NPR resulted in a $29 million decrease in the liability for our GLB embedded derivative reserves.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
10-year CDS spread	2.40%	3.65%	4.42%	2.02%	1.78%
NPR factor related to 10-year CDS spread	0.25%	0.43%	0.51%	0.24%	0.17%
Unadjusted embedded derivative liability	$1,083	$2,418	2,642	306	$112

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of March 31, 2012, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $150 million, pre-DAC and pre-tax. Under this scenario, the effect of the NPR would result in an increase rather than a decrease to the unadjusted embedded derivative liability.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of March 31, 2012, then there would have been a favorable effect to net income of approximately $85 million, pre-DAC and pre-tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our credit default swap (“CDS”) spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2011 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Investments
AFS securities:
Fixed maturity	$76,254	$75,433	82.0%	81.0%
VIEs' fixed maturity	702	700	0.8%	0.8%
Total fixed maturity	76,956	76,133	82.8%	81.8%
Equity	126	139	0.1%	0.1%
Trading securities	2,650	2,675	2.9%	2.9%
Mortgage loans on real estate	6,938	6,942	7.5%	7.4%
Real estate	113	137	0.1%	0.1%
Policy loans	2,842	2,884	3.1%	3.1%
Derivative investments	2,244	3,151	2.4%	3.4%
Alternative investments	820	807	0.9%	0.9%
Other investments	223	262	0.2%	0.3%
Total investments	$92,912	$93,130	100.0%	100.0%

Investment Objective

Invested assets are an integral part of our operations.  We follow a balanced approach to investing for both current income and prudent risk management, with an emphasis on generating sufficient current income, net of income tax, to meet our obligations to customers, as well as other general liabilities.  This balanced approach requires the evaluation of expected return and risk of each asset class utilized, while still meeting our income objectives.  This approach is important to our asset-liability management because decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.  For a discussion on our risk management process, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Form 10-K.

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

Details underlying our fixed maturity and equity securities portfolios by industry classification (in millions) are presented in the tables below.  These tables agree in total with the presentation of AFS securities in Note 4; however, the categories below represent a more detailed breakout of the AFS portfolio.  Therefore, the investment classifications listed below do not agree to the investment categories provided in Note 4.

	As of March 31, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,912	$700	$101	$9,511	12.3%
Basic industry	3,545	315	20	3,840	5.0%
Capital goods	4,146	424	27	4,543	5.9%
Communications	3,388	388	29	3,747	4.9%
Consumer cyclical	3,287	333	29	3,591	4.7%
Consumer non-cyclical	8,227	1,083	2	9,308	12.1%
Energy	5,194	639	9	5,824	7.6%
Technology	1,869	173	8	2,034	2.6%
Transportation	1,413	148	2	1,559	2.0%
Industrial other	887	71	1	957	1.2%
Utilities	10,857	1,282	30	12,109	15.7%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	3,005	340	-	3,345	4.3%
Non-agency backed	1,421	19	148	1,292	1.7%
Mortgage pass through securities ("MPTS"):
Agency backed	2,769	165	-	2,934	3.8%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	1,533	76	86	1,523	2.0%
Corporate asset-backed securities ("ABS"):
CDOs	85	-	4	81	0.1%
Commercial real estate ("CRE") CDOs	32	-	11	21	0.0%
Credit card	779	44	-	823	1.1%
Home equity	883	3	247	639	0.8%
Manufactured housing	81	4	1	84	0.1%
Auto loan	41	1	-	42	0.1%
Other	283	28	2	309	0.4%
Municipals:
Taxable	3,460	635	8	4,087	5.3%
Tax-exempt	37	2	-	39	0.1%
Government and government agencies:
United States	1,511	194	5	1,700	2.2%
Foreign	1,661	158	2	1,817	2.4%
Hybrid and redeemable preferred securities	1,256	62	122	1,196	1.6%
Total fixed maturity AFS securities	70,563	7,287	894	76,956	100.0%
Equity AFS Securities	114	19	7	126
Total AFS securities	70,677	7,306	901	77,082
Trading Securities (1)	2,297	381	28	2,650
Total AFS and trading securities	$72,974	$7,687	$929	$79,732

	As of December 31, 2011
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,926	$607	$158	$9,375	12.3%
Basic industry	3,394	323	27	3,690	4.8%
Capital goods	3,933	455	9	4,379	5.8%
Communications	3,247	364	37	3,574	4.7%
Consumer cyclical	3,226	345	36	3,535	4.6%
Consumer non-cyclical	7,956	1,190	1	9,145	12.0%
Energy	5,026	690	6	5,710	7.5%
Technology	1,682	192	3	1,871	2.5%
Transportation	1,360	166	1	1,525	2.0%
Industrial other	755	74	3	826	1.1%
Utilities	10,644	1,457	27	12,074	15.8%
CMOs:
Agency backed	3,226	357	-	3,583	4.7%
Non-agency backed	1,481	12	199	1,294	1.7%
MPTS:
Agency backed	2,982	179	-	3,161	4.2%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	1,642	73	115	1,600	2.1%
ABS:
CDOs	88	-	6	82	0.1%
CRE CDOs	33	-	13	20	0.0%
Credit card	790	47	-	837	1.1%
Home equity	905	3	271	637	0.8%
Manufactured housing	85	5	1	89	0.1%
Auto loan	52	1	-	53	0.1%
Other	246	29	1	274	0.4%
Municipals:
Taxable	3,452	565	9	4,008	5.3%
Tax-exempt	38	1	-	39	0.1%
Government and government agencies:
United States	1,468	232	-	1,700	2.2%
Foreign	1,746	152	4	1,894	2.5%
Hybrid and redeemable preferred securities	1,277	50	170	1,157	1.5%
Total fixed maturity AFS securities	69,661	7,569	1,097	76,133	100.0%
Equity AFS Securities	135	16	12	139
Total AFS securities	69,796	7,585	1,109	76,272
Trading Securities (1)	2,301	408	34	2,675
Total AFS and trading securities	$72,097	$7,993	$1,143	$78,947

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”), and the investment results are passed directly to the reinsurers.  Refer to “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Consolidated Investments – Fixed Maturity and Equity Securities Portfolios – Trading Securities” in our 2011 Form 10-K for further details.

AFS Securities

In accordance with the AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to AOCI.  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of March 31, 2012			As of December 31, 2011
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$42,126	$46,926	61.0%	$42,436	$47,490	62.4%
2	Baa	24,407	26,402	34.3%	23,323	25,237	33.1%
Total investment grade securities		66,533	73,328	95.3%	65,759	72,727	95.5%

Below Investment Grade Securities
3	Ba	2,647	2,577	3.3%	2,466	2,350	3.1%
4	B	942	766	1.0%	960	750	1.0%
5	Caa and lower	307	200	0.3%	318	218	0.3%
6	In or near default	134	85	0.1%	158	88	0.1%
Total below investment grade securities		4,030	3,628	4.7%	3,902	3,406	4.5%
Total fixed maturity AFS securities		$70,563	$76,956	100.0%	$69,661	$76,133	100.0%

Total securities below investment
grade as a percentage of total
fixed maturity AFS securities		5.7%	4.7%		5.6%	4.5%

(1)
Based upon the rating designations determined and provided by the National Association of Insurance Commissioners (“NAIC”) or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”)).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

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

We have identified direct and indirect exposure to select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary and Cyprus.  These countries were identified due to high credit spreads and political and economic uncertainty in these countries.  The exposure was determined by country of domicile, provided that a meaningful portion of revenues is generated from the country of domicile.  As of March 31, 2012, we had direct sovereign exposure only to Italy with an amortized cost and fair value of $3 million.  We had no exposure to any issuers, sovereign or non-sovereign, located in Greece, Hungary or Cyprus.  Our exposure to banks in Greece, Ireland, Italy, Portugal, Spain, Hungary and Cyprus is limited to two large Spanish banks where our investments are in subsidiaries located outside of Spain with an amortized cost of $63 million and fair value of $64 million.

Our total non-banking and non-sovereign AFS securities exposure to Ireland, Italy, Portugal and Spain had an amortized cost of $770 million and a fair value of $794 million as of March 31, 2012, of which approximately 50% was related to large multinational companies domiciled in those countries.  The detailed breakout by country was as follows (in millions):

	Amortized	Fair
	Cost	Value
Spain	$367	$397
Ireland	215	205
Italy	148	160
Portugal	40	32
Total	$770	$794

We purchased a European subordinated investment grade financial index hedge in the amount of €35 million with a maturity of June 20, 2017, to provide some protection on possible defaults on our European investments.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.  We have incorporated these risks into our stress testing.

As of March 31, 2012, and December 31, 2011, 69.9% and 67.4%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 4 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of March 31, 2012, decreased $208 million.  As more fully described in Note 1 in our 2011 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of March 31, 2012, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) was as follows:

As of March 31, 2012
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$249	$86	1 to 41	28	24.0%	15.8%
Hybrid and redeemable preferred securities	529	122	1 to 55	31	N/A	N/A

As provided in the table above, many of the securities in these categories are long-dated with some of the preferred securities being perpetual.  This is purposeful as it matches the long-term nature of our liabilities associated with our life insurance and annuity products.  See “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Form 10-K where we present information related to maturities of securities and the expected cash flows for rate sensitive liabilities and maturities of our holding company debt, which also demonstrates the long-term nature of the cash flows associated with these items.  Because of this relationship, we do not believe it will be necessary to sell these securities before they recover or mature.  For these securities, the estimated range and average period until recovery is the call or maturity period.  It is difficult to predict or project when the securities will recover as it is dependent upon a number of factors including the overall economic climate.  We do not believe it is necessary to impair these securities as long as the expected future cash flows are projected to be sufficient to recover the amortized cost of these securities.

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

To determine the recoverability of a debt security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•	Historical and implied volatility of the security;
•	Length of time and extent to which the fair value has been less than amortized cost;
•	Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;
•	Failure, if any, of the issuer of the security to make scheduled payments; and
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

As reported on our Consolidated Balance Sheets, we had $96.4 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $82.3 billion as of March 31, 2012.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $69.8 billion, excluding consolidated variable interest entities (“VIEs”) in the amount of $702 million, as of March 31, 2012, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2011 Form 10-K and Note 4 for additional discussion.

As of March 31, 2012, and December 31, 2011, the estimated fair value for all private securities was $9.9 billion and $9.3 billion, respectively, representing approximately 11% and 10%, respectively, of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2011 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2011 Form 10-K for a discussion of our MBS.

Our RMBS had a market value of $7.8 billion and an unrealized gain of $390 million, or 5%, as of March 31, 2012.

The market value of AFS securities and trading securities backed by subprime loans was $444 million and represented less than 1% of our total investment portfolio as of March 31, 2012.  AFS securities represented $430 million, or 97%, and trading securities represented $14 million, or 3%, of the subprime exposure as of March 31, 2012.  AFS securities and trading securities rated A or above represented 43% of the subprime investments and $231 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions):

	As of March 31, 2012
	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$6,279	$5,774	$832	$873	$461	$549	$-	$-	$7,572	$7,196
ABS home equity	4	4	-	-	205	271	430	608	639	883
Total by type (1)(2)	$6,283	$5,778	$832	$873	$666	$820	$430	$608	$8,211	$8,079

Rating
AAA	$6,212	$5,713	$60	$58	$12	$12	$50	$53	$6,334	$5,836
AA	56	52	47	46	9	9	62	68	174	175
A	15	13	53	52	49	49	69	73	186	187
BBB	-	-	50	50	55	56	22	23	127	129
BB and below	-	-	622	667	541	694	227	391	1,390	1,752
Total by rating (1)(2)(3)	$6,283	$5,778	$832	$873	$666	$820	$430	$608	$8,211	$8,079

Origination Year
2004 and prior	$1,354	$1,240	$211	$209	$221	$247	$203	$252	$1,989	$1,948
2005	817	732	117	134	246	293	161	227	1,341	1,386
2006	236	211	161	167	163	227	65	127	625	732
2007	1,070	945	343	363	36	53	-	-	1,449	1,361
2008	227	205	-	-	-	-	-	-	227	205
2009	1,108	1,038	-	-	-	-	1	2	1,109	1,040
2010	992	942	-	-	-	-	-	-	992	942
2011	453	440	-	-	-	-	-	-	453	440
2012	26	25	-	-	-	-	-	-	26	25
Total by origination year (1)(2)	$6,283	$5,778	$832	$873	$666	$820	$430	$608	$8,211	$8,079

Total AFS RMBS as a percentage of total AFS securities									10.7%	11.4%

Total prime/non-agency, Alt-A and subprime as a percentage of total AFS securities									2.5%	3.3%

(1)
Does not include the fair value of trading securities totaling $251 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $251 million in trading securities consisted of $227 million prime, $10 million Alt-A and $14 million subprime.

(2)
Does not include the amortized cost of trading securities totaling $241 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $241 million in trading securities consisted of $213 million prime, $12 million Alt-A and $16 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions):

	As of March 31, 2012
	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,479	$1,461	$44	$72	$-	$-	$1,523	$1,533
CRE CDOs	-	-	-	-	21	32	21	32
Total by type (1)(2)	$1,479	$1,461	$44	$72	$21	$32	$1,544	$1,565

Rating
AAA	$968	$904	$13	$13	$-	$-	$981	$917
AA	203	200	10	10	-	-	213	210
A	132	131	5	6	1	1	138	138
BBB	104	108	5	6	6	7	115	121
BB and below	72	118	11	37	14	24	97	179
Total by rating (1)(2)(3)	$1,479	$1,461	$44	$72	$21	$32	$1,544	$1,565

Origination Year
2004 and prior	$828	$818	$22	$23	$3	$4	$853	$845
2005	318	301	21	45	6	7	345	353
2006	138	145	1	4	12	21	151	170
2007	139	143	-	-	-	-	139	143
2010	56	54	-	-	-	-	56	54
Total by origination year (1)(2)	$1,479	$1,461	$44	$72	$21	$32	$1,544	$1,565

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							2.0%	2.2%

(1)
Does not include the fair value of trading securities totaling $26 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $26 million in trading securities consisted of $23 million CMBS and $3 million CRE CDOs.

(2)
Does not include the amortized cost of trading securities totaling $30 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $30 million in trading securities consisted of $27 million CMBS and $3 million CRE CDOs.

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

As of March 31, 2012, the amortized cost and fair value of our AFS exposure to Monoline insurers was $563 million and $509 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions), was as follows:

	As of March 31, 2012
						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$703	10.7%	$968	13.0%	$265	29.4%
Banking	881	13.4%	1,059	14.2%	178	19.8%
CMOs	905	13.8%	1,053	14.1%	148	16.4%
CMBS	249	3.8%	335	4.5%	86	9.5%
Electric	461	7.0%	486	6.5%	25	2.8%
Property and casualty insurers	112	1.7%	136	1.8%	24	2.7%
Diversified manufacturing	228	3.5%	252	3.4%	24	2.7%
Media - non-cable	146	2.2%	168	2.3%	22	2.4%
Retailers	86	1.3%	102	1.4%	16	1.8%
Paper	118	1.8%	132	1.8%	14	1.6%
Local authorities	30	0.5%	41	0.5%	11	1.2%
Industries with unrealized losses less than $10 million	2,642	40.3%	2,730	36.5%	88	9.7%
Total by industry	$6,561	100.0%	$7,462	100.0%	$901	100.0%

Total by industry as a percentage of total AFS securities	8.5%		10.6%		100.0%

As of March 31, 2012, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $1.1 billion and $740 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,861	98.9%	$6,854	98.7%
Delinquent and in foreclosure (1)	77	1.1%	88	1.3%
Total mortgage loans on real estate	$6,938	100.0%	$6,942	100.0%

(1)	As of March 31, 2012, and December 31, 2011, there were 14 and 16 mortgage loans on real estate, respectively, that were delinquent and in foreclosure.

	As of	As of
	March 31,	December 31,
	2012	2011
By Segment
Annuities	$1,342	$1,341
Retirement Plan Services	1,083	1,080
Life Insurance	3,745	3,731
Group Protection	274	278
Other Operations	494	512
Total mortgage loans on real estate	$6,938	$6,942

As of
March 31,
2012
Allowance for Losses
Balance as of beginning-of-year	$31
Charge-offs, net of recoveries	(4)
Balance as of end-of-period	$27

	As of March 31, 2012			As of March 31, 2012
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,194	31.6%	CA	$1,558	22.4%
Industrial	1,760	25.4%	TX	630	9.1%
Retail	1,570	22.6%	MD	466	6.7%
Apartment	1,028	14.8%	VA	347	5.0%
Mixed use	151	2.2%	TN	284	4.1%
Hotel/Motel	129	1.9%	NC	281	4.0%
Other commercial	106	1.5%	FL	264	3.8%
Total	$6,938	100.0%	WA	261	3.8%
			GA	225	3.2%
Geographic Region			AZ	219	3.2%
Pacific	$1,941	27.9%	IN	206	3.0%
South Atlantic	1,716	24.7%	NY	192	2.8%
East North Central	657	9.5%	IL	191	2.8%
West South Central	649	9.4%	NV	183	2.6%
Mountain	554	8.0%	PA	171	2.5%
Middle Atlantic	477	6.9%	OH	162	2.3%
East South Central	459	6.6%	MN	147	2.1%
West North Central	344	5.0%	Other states under 2%	1,151	16.6%
New England	141	2.0%	Total	$6,938	100.0%
Total	$6,938	100.0%

	As of March 31, 2012			As of March 31, 2012
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,399	34.5%	2012	$231	3.3%
2005	754	10.9%	2013	373	5.4%
2006	634	9.1%	2014	395	5.7%
2007	872	12.5%	2015	604	8.7%
2008	792	11.4%	2016	513	7.4%
2009	147	2.1%	2017 and thereafter	4,836	69.5%
2010	278	4.0%	Total	$6,952	100.0%
2011	905	13.0%
2012	171	2.5%
Total	$6,952	100.0%

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

See Note 4 for information regarding our loan-to-value and debt-service coverage ratios.

There were 10 and 12 impaired mortgage loans on real estate, or less than 1% and 1% of the total dollar amount of mortgage loans on real estate as of March 31, 2012, and December 31, 2011, respectively.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2012, was $77 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of March 31, 2012, was $48 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $76 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $41 million.  See Note 1 in our 2011 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Annuities	$6	$6	0%
Retirement Plan Services	3	4	-25%
Life Insurance	20	31	-35%
Group Protection	2	2	0%
Total (1)	$31	$43	-28%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of March 31, 2012, and December 31, 2011, alternative investments included investments in approximately 97 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

As discussed in “Critical Accounting Policies and Estimates – Investments – Valuation of Alternative Investments” in our 2011 Form 10-K, we update the carrying value of our alternative investment portfolio whenever audited financial statements of the investees for the preceding year become available.  Net investment income (loss) derived from our consolidated alternative investments by segment (in millions) related to the effect of preceding year audit adjustments recorded during the indicated year at the investee was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Annuities	$4	$3	33%
Retirement Plan Services	2	2	0%
Life Insurance	13	21	-38%
Group Protection	2	2	0%
Total	$21	$28	-25%

Non-Income Producing Investments

As of March 31, 2012, and December 31, 2011, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $16 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Net Investment Income
Fixed maturity AFS securities	$969	$951	2%
VIEs' fixed maturity AFS securities	4	3	33%
Equity AFS securities	1	1	0%
Trading securities	37	39	-5%
Mortgage loans on real estate	101	103	-2%
Real estate	4	7	-43%
Standby real estate equity commitments	-	1	-100%
Policy loans	46	41	12%
Invested cash	1	1	0%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	6	34	-82%
Alternative investments (2)	31	43	-28%
Other investments	(8)	(5)	-60%
Investment income	1,192	1,219	-2%
Investment expense	(26)	(28)	7%
Net investment income	$1,166	$1,191	-2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three
	Months Ended		Basis
	March 31,		Point
	2012	2011	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.38%	5.56%	(18)
Standby real estate equity commitments	0.00%	0.01%	(1)
Commercial mortgage loan prepayment and bond makewhole premiums	0.03%	0.17%	(14)
Alternative investments	0.15%	0.22%	(7)
Net investment income yield on invested assets	5.56%	5.96%	(40)

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Average invested assets at amortized cost	$83,883	$79,996	5%

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

The decrease in net investment income when comparing the three months ended March 31, 2012, to the same period of 2011 was attributable primarily to new money rates averaging below our portfolio yields, lower prepayment and bond makewhole premiums (see “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information) and less favorable investment income on alternative investments (see “Alternative Investments” above), partially offset by higher invested assets driven primarily by favorable net flows on fixed account values, including the fixed portion of variable.

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

The decrease in prepayment and makewhole premiums when comparing 2012 to 2011 was attributable primarily to abnormally high prepayments and makewhole premiums during 2011 due to a rapid decline in interest rates leading to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Fixed maturity AFS securities:
Gross gains	$5	$36	-86%
Gross losses	(63)	(63)	0%
Equity AFS securities:
Gross gains	1	8	-88%
Gain (loss) on other investments	7	13	-46%
Associated amortization of DAC, VOBA, DSI, and DFEL and changes in other contract holder funds	2	(9)	122%
Total realized gain (loss) related to certain investments, pre-tax	$(48)	$(15)	NM

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first three months of 2012 and 2011, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our credit analysts and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” in our 2011 Form 10-K for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Corporate bonds	$(19)	$(3)	NM
RMBS	(18)	(20)	10%
CMBS	(20)	(24)	17%
CDOs	-	(1)	100%
Hybrid and redeemable preferred securities	-	(2)	100%
Gross OTTI recognized in net income (loss)	(57)	(50)	-14%
Associated amortization of DAC, VOBA, DSI and DFEL	10	9	11%
Net OTTI recognized in net income (loss), pre-tax	$(47)	$(41)	-15%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$58	$8	NM
Change in DAC, VOBA, DSI and DFEL	(8)	(5)	-60%
Net portion of OTTI recognized in OCI, pre-tax	$50	$3	NM

The increase in write-downs for OTTI when comparing the first three months of 2012 to the same period in 2011 was primarily due to structured interest only corporate bonds with floating rate coupons where the projected cash flows were less than expected based on current and expected future Libor rates.  The $115 million of impairments taken during the first three months of 2012 were split between $57 million of credit-related impairments and $58 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  The noncredit-related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $282 million and $340 million for the first three months of 2012 and 2011, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first three months of 2012, our payables for collateral on derivative investments decreased by $849 million as steadily rising equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$150	$150	0%
Other	-	6	-100%
Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	33	32	3%
	$183	$188	-3%
Other Cash Flow and Liquidity Items
Net capital received from (paid for taxes on) stock option exercises and restricted stock	$(1)	$(1)	0%
	$(1)	$(1)	0%

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Three Months Ended March 31, 2012
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$-	$-	$-	$-	$300
Total short-term debt	$300	$-	$-	$-	$-	$300

Long-Term Debt
Senior notes	$3,730	$300	$-	$(86)	$1	$3,945
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of Indianapolis advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,391	$300	$-	$(86)	$1	$5,606

(1)
     Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	Consisted of a $300 million 5.65% fixed rate senior note that matures in less than one year.

On March 29, 2012, we completed the issuance and sale of $300 million aggregate principal amount of our 4.20% senior notes due 2022.  We expect to repay the $300 million 5.65% fixed rate senior note maturing on August 27, 2012, with these proceeds.  In addition to the maturing note discussed above, within the next two years, we have a $200 million floating rate senior note maturing on July 18, 2013; a $300 million 4.75% senior note maturing on January 30, 2014; and a $200 million 4.75% senior note maturing on February 14, 2014.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of March 31, 2012, the holding company had approximately $800 million in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as discussed below, it had a $19 million receivable under the inter-company cash management program.

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2011 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales and do have any other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of March 31, 2012.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2011 Form 10-K for more information.

See “Part I – Item 1. Business – Financial Strength Ratings” in our 2011 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2011 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.  The holding company did not borrow from the cash management program during the first quarter of 2012; however, it had an outstanding receivable of $19 million from certain subsidiaries resulting from funds borrowed by the subsidiaries in excess of amounts placed by those subsidiaries in the inter-company cash management account as of March 31, 2012.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements.  As of March 31, 2012, our insurance subsidiaries had securities with a carrying value of $200 million out on loan under the securities lending program and $280 million carrying value subject to reverse-repurchase agreements.  The cash received in our securities lending program is typically invested in cash equivalents, short-term investments or fixed maturity securities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

Divestitures

For a discussion of our divestitures, see Note 3 in our 2011 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Common dividends to stockholders	$23	$16	44%
Repurchase of common stock	150	75	100%
Total cash returned to stockholders	$173	$91	90%

Number of shares repurchased	6.018	2.414	149%
Average price per share	$24.90	$31.09	-20%

On November 10, 2011, our Board of Directors approved an increase of the dividend on our common stock from $0.05 to $0.08 per share.  Additionally, we expect to repurchase additional shares of common stock during 2012 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three
	Months Ended
	March 31,
	2012	2011	Change
Debt service (interest paid)	$59	$63	-6%
Capital contribution to subsidiaries	-	8	-100%
Total	$59	$71	-17%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K and “Forward-Looking Statements – Cautionary Language” above.

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

Interest Rate Risk

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

There were no material changes to our earnings sensitivity analysis disclosed in “Part II – Item 7A. – Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” of our 2011 Form 10-K.

The following provides detail on the percentage differences between the March 31, 2012, interest rates being credited to contract holders based on the first quarter of 2012 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$6,863	$9,579	$25,667	$42,109	68.2%
Up to 0.10%	77	2	-	79	0.1%
0.11% to 0.20%	75	-	-	75	0.1%
0.21% to 0.30%	100	1	335	436	0.7%
0.31% to 0.40%	98	1	-	99	0.2%
0.41% to 0.50%	96	11	112	219	0.4%
0.51% to 0.60%	88	-	-	88	0.1%
0.61% to 0.70%	74	81	-	155	0.3%
0.71% to 0.80%	70	-	-	70	0.1%
0.81% to 0.90%	54	-	-	54	0.1%
0.91% to 1.00%	33	94	103	230	0.4%
1.01% to 1.50%	153	19	-	172	0.3%
1.51% to 2.00%	15	162	125	302	0.5%
2.01% to 2.50%	1	63	-	64	0.1%
2.51% to 3.00%	8	-	-	8	0.0%
3.01% and above	-	1	-	1	0.0%
Multi-year guarantee and indexed annuity products (4)	11,543	-	-	11,543	18.7%
Total discretionary rate setting products	19,348	10,014	26,342	55,704	90.3%
Other contracts (5)	2,145	3,806	-	5,951	9.7%
Total account values	$21,493	$13,820	$26,342	$61,655	100.0%

Percentage of discretionary rate setting product account values at minimum guaranteed rates	35.5%	95.7%	97.4%	75.6%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates for discretionary rate setting products were 67 basis points, 6 basis points and 2 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)	The average crediting rates were 171 basis points in excess of average minimum guaranteed rates for multi-year guarantee products; 19%, 10% and 71% of our total multi-year guarantee account values are scheduled to reset in 2012, 2013 and 2014 and beyond, respectively.  Our indexed renewal business resets either annually or bi-annually.  Upon reset, we are able to adjust product features to reflect changes in option prices.
(5)
For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 4 basis points in excess of average minimum guaranteed rates and 84% of account values were already at their minimum guaranteed rates.

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

Derivatives

See Note 5 for information on our derivatives used to hedge our exposure to changes in interest rates.

Equity Market Risk

Our revenues, assets, liabilities and derivatives are exposed to equity market risk.  Due to the use of our reversion to the mean (“RTM”) process and our hedging strategies, we expect that, in general, short-term fluctuations in the equity markets should not have a significant effect on our quarterly earnings from unlocking of assumptions for deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads.  However, earnings are affected by equity market movements on account values and assets under management and the related fees we earn on those assets.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL”  in our 2011 Form 10-K for further discussion on the effects of equity markets on our RTM.

Effect of Equity Market Sensitivity

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1408 as of March 31, 2012, were to decrease to 1126 over six months after March 31, 2012, and remain at that level through the next six months or increase to 1690 over six months after March 31, 2012, and remain at that level through the next six months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1126 (1)	at 1690 (1)
Segment
Annuities	$(82)	$44
Retirement Plan Services	(9)	10

(1)
The baseline for these effects assumes a 4% annual equity market growth rate, depending on the block of business, beginning on April 1, 2012.  The baseline is then compared to scenarios of the S&P 500 at the 1126 and 1690 levels, which assume the index moves to those levels over six months, remains at those levels through the next six months and grows at 4% annually, depending on the block of business, thereafter.  The difference between the baseline and the S&P 500 at the 1126 and 1690 level scenarios is presented in the table.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in our 2011 Form 10-K for discussion of the effects of equity markets on our RTM.

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

Credit-Related Derivatives

We use credit-related derivatives to minimize our exposure to credit-related events and we also sell credit default swaps to offer credit protection to our contract holders and investors.  See Note 5 for additional information.

Credit Risk

See Note 5 for information on our credit risk.

In addition to the information provided about our counterparty exposure in Note 5, the fair value of our exposure by rating (in millions) was as follows:

	As of	As of
	March 31,	December 31,
	2012	2011
Rating
AA	$22	$23
A	38	56
BBB	1	2
Total	$61	$81

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Note 8 to the consolidated financial statements in “Part I – Item 1.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2012 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
1/1/12 - 1/31/12	1,466	$20.03	-	$540

2/1/12 - 2/29/12	3,920,073	24.80	3,900,000	443

3/1/12 - 3/31/12	2,118,529	25.10	2,118,156	390

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 21,912 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended March 31, 2012, there were 6,018,156 shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of March 31, 2012, our remaining security repurchase authorization was $390 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 20 to the consolidated financial statements of our 2011 Form 10-K are not included in our security repurchase.

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
Dated: May 3, 2012

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2012

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
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012, and  December 31, 2011; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Lincoln National Corporation.

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