Form 10-Q
period 2012-06-30
LINCOLN NATIONAL CORP
filed 2012-08-02
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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

As of July 31, 2012, there were 279,173,774 shares of the registrant’s common stock outstanding.

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2012 - $71,394; 2011 - $68,988)	$79,191	$75,433
Variable interest entities' fixed maturity securities (amortized cost: 2012 - $675; 2011 - $673)	705	700
Equity securities (cost: 2012 - $143; 2011 - $135)	154	139
Trading securities	2,649	2,675
Mortgage loans on real estate	6,804	6,942
Real estate	116	137
Policy loans	2,829	2,884
Derivative investments	3,399	3,151
Other investments	1,041	1,069
Total investments	96,888	93,130
Cash and invested cash	5,257	4,510
Deferred acquisition costs and value of business acquired	6,505	6,776
Premiums and fees receivable	388	408
Accrued investment income	1,021	981
Reinsurance recoverables	6,601	6,526
Funds withheld reinsurance assets	863	874
Goodwill	2,273	2,273
Other assets	2,475	2,536
Separate account assets	88,839	83,477
Total assets	$211,110	$201,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$19,930	$19,813
Other contract holder funds	70,422	69,466
Short-term debt	300	300
Long-term debt	5,719	5,391
Reinsurance related embedded derivatives	185	168
Funds withheld reinsurance liabilities	999	1,045
Deferred gain on business sold through reinsurance	356	394
Payables for collateral on investments	5,070	3,733
Variable interest entities' liabilities	158	193
Other liabilities	4,950	4,273
Separate account liabilities	88,839	83,477
Total liabilities	196,928	188,253

Contingencies and Commitments (See Note 8)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 9,632 and 10,072 shares issued and outstanding as of June 30, 2012, and December 31, 2011, respectively	-	-
Common stock - 800,000,000 shares authorized; 279,168,971 and 291,319,222 shares issued and outstanding as of June 30, 2012, and December 31, 2011, respectively	7,310	7,590
Retained earnings	3,493	2,969
Accumulated other comprehensive income (loss)	3,379	2,679
Total stockholders' equity	14,182	13,238
Total liabilities and stockholders' equity	$211,110	$201,491

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Insurance premiums	$630	$594	$1,219	$1,162
Insurance fees	887	900	1,794	1,718
Net investment income	1,197	1,181	2,362	2,372
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(50)	(47)	(147)	(91)
Portion of loss recognized in other comprehensive income	17	16	67	19
Net other-than-temporary impairment losses on securities recognized in earnings	(33)	(31)	(80)	(72)
Realized gain (loss), excluding other-than-temporaryimpairment losses on securities	76	22	37	65
Total realized gain (loss)	43	(9)	(43)	(7)
Amortization of deferred gain on business sold through reinsurance	18	19	38	37
Other revenues and fees	124	122	244	244
Total revenues	2,899	2,807	5,614	5,526
Expenses
Interest credited	616	625	1,241	1,239
Benefits	945	1,027	1,804	1,862
Commissions and other expenses	828	674	1,684	1,443
Interest and debt expense	68	72	135	144
Total expenses	2,457	2,398	4,864	4,688
Income (loss) from continuing operations before taxes	442	409	750	838
Federal income tax expense (benefit)	118	105	180	221
Income (loss) from continuing operations	324	304	570	617
Income (loss) from discontinued operations, net of federal income taxes	-	-	(1)	-
Net income (loss)	324	304	569	617
Other comprehensive income (loss), net of tax	757	354	700	376
Comprehensive income (loss)	$1,081	$658	$1,269	$993

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$1.15	$0.98	$1.99	$1.97
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$1.15	$0.98	$1.99	$1.97

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$1.10	$0.95	$1.94	$1.92
Income (loss) from discontinued operations	-	-	-	-
Net income (loss)	$1.10	$0.95	$1.94	$1.92

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Six
	Months Ended
	June 30,
	2012	2011
Common Stock
Balance as of beginning-of-year	$7,590	$8,124
Stock compensation/issued for benefit plans	20	9
Retirement of common stock/cancellation of shares	(300)	(195)
Balance as of end-of-period	7,310	7,938

Retained Earnings
Balance as of beginning-of-year	2,969	3,934
Cumulative effect from adoption of new accounting standards	-	(1,095)
Net income (loss)	569	617
Retirement of common stock	-	(31)
Dividends declared: Common (2012 - $0.160; 2011 - $0.100)	(45)	(32)
Balance as of end-of-period	3,493	3,393

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	2,679	748
Cumulative effect from adoption of new accounting standards	-	103
Other comprehensive income (loss), net of tax	700	376
Balance as of end-of-period	3,379	1,227
Total stockholders' equity as of end-of-period	$14,182	$12,558

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Six
	Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$569	$617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements
and deferred front-end loads deferrals and interest, net of amortization	(114)	(215)
Trading securities purchases, sales and maturities, net	67	26
Change in premiums and fees receivable	20	(35)
Change in accrued investment income	(40)	(61)
Change in future contract benefits and other contract holder funds	120	371
Change in reinsurance related assets and liabilities	(111)	(72)
Change in federal income tax accruals	197	297
Realized (gain) loss	43	7
(Income) loss attributable to equity method investments	(81)	(75)
Amortization of deferred gain on business sold through reinsurance	(38)	(37)
(Gain) loss on disposal of discontinued operations	1	-
Other	(19)	55
Net cash provided by (used in) operating activities	614	878

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(5,717)	(5,901)
Sales of available-for-sale securities	369	1,042
Maturities of available-for-sale securities	2,983	2,857
Purchases of other investments	(1,398)	(1,701)
Sales or maturities of other investments	1,451	1,527
Increase (decrease) in payables for collateral on investments	1,337	146
Other	(47)	(42)
Net cash provided by (used in) investing activities	(1,022)	(2,072)

Cash Flows from Financing Activities
Issuance of long-term debt, net of issuance costs	298	298
Increase (decrease) in commercial paper, net	-	(100)
Deposits of fixed account values, including the fixed portion of variable	4,979	5,335
Withdrawals of fixed account values, including the fixed portion of variable	(2,611)	(2,515)
Transfers to and from separate accounts, net	(1,160)	(1,391)
Common stock issued for benefit plans and excess tax benefits	(5)	(5)
Repurchase of common stock	(300)	(226)
Dividends paid to common and preferred stockholders	(46)	(31)
Net cash provided by (used in) financing activities	1,155	1,365

Net increase (decrease) in cash and invested cash, including discontinued operations	747	171
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,510	2,741
Cash and invested cash, including discontinued operations, as of end-of-period	$5,257	$2,912

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

2.  New Accounting Standards

Adoption of New Accounting Standards

Comprehensive Income Topic

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”); however, in December 2011, the FASB deferred a portion of the presentation requirements by issuing ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011- 12”).  For a more detailed description of ASU 2011-05 and ASU 2011-12, see “Future Adoption of New Accounting Standards – Comprehensive Income Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-05 as of January 1, 2012, after considering the deferral in ASU 2011-12, and have included a single continuous statement of comprehensive income in Item 1 of this quarterly report on Form 10-Q for the quarterly period ended June 30, 2012.

Fair Value Measurements and Disclosures Topic

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ASU 2011-04”), which was issued to create a consistent framework for the application of fair value measurement across jurisdictions.  For a more detailed description of ASU 2011-04 see “Future Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-04 effective January 1, 2012, and have included the additional disclosures required for fair value measurements in Note 12 for the quarterly period ended June 30, 2012.

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

The following summarizes the prior period increases (decreases) to income from continuing operations and earnings (loss) per share (“EPS”) (in millions, except per share data) reflected in our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011, related to the adoption:

	For the Three	For the Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
Revenues
Realized gain (loss)	$4	$8

Expenses
Commissions and other expenses	(37)	(81)
Income (loss) from continuing operations before taxes	(33)	(73)
Federal income tax expense (benefit)	12	26
Income (loss) from continuing operations	$(21)	$(47)

Earnings (Loss) Per Common Share - Basic	$(0.07)	$(0.15)

Earnings (Loss) Per Common Share - Diluted	$(0.07)	$(0.15)

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

3.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2011 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of June 30, 2012:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB-	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa1
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	20	22

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of June 30, 2012:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Telecommunications	-%	-%	5.5%	4.5%	0.7%	0.5%	-%	11.2%
Financial intermediaries	-%	2.1%	7.5%	0.9%	-%	-%	-%	10.5%
Oil and gas	-%	1.8%	1.0%	4.6%	-%	-%	-%	7.4%
Utilities	-%	-%	2.6%	2.0%	-%	-%	-%	4.6%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.3%	-%	-%	3.8%
Drugs	0.3%	2.7%	0.7%	-%	-%	-%	-%	3.7%
Retailers (except food and drug)	-%	-%	2.1%	0.9%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.6%	1.0%	-%	-%	-%	3.3%
Conglomerates	-%	2.3%	0.9%	-%	-%	-%	-%	3.2%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other	-%	3.9%	16.0%	17.7%	3.7%	0.9%	0.3%	42.5%
Total	0.3%	13.5%	43.2%	34.7%	6.6%	1.4%	0.3%	100.0%

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of June 30, 2012			As of December 31, 2011
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loans	N/A	$-	$595	N/A	$-	$592
U.S. government bonds	N/A	-	110	N/A	-	108
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$705	1	$100	$700

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$234	2	$600	$295
Contingent forwards	2	-	(3)	2	-	(4)
Total non-qualifying hedges	4	600	231	4	600	291
Federal income tax	N/A	-	(73)	N/A	-	(98)
Total liabilities (2)	4	$600	$158	4	$600	$193

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2011 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the fixed maturity securities were not other-than-temporarily impaired as of June 30, 2012.

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Non-Qualifying Hedges
Credit default swaps	$(10)	$6	$61	$13
Contingent forwards	-	(1)	(2)	(3)
Total non-qualifying hedges (1)	$(10)	$5	$59	$10

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of June 30, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$57,342	$7,068	$393	$103	$63,914
U.S. Government bonds	449	68	-	-	517
Foreign government bonds	583	81	-	-	664
Residential mortgage-backed securities ("RMBS")	6,808	522	41	92	7,197
Commercial mortgage-backed securities ("CMBS")	1,304	71	43	25	1,307
Collateralized debt obligations ("CDOs")	135	-	15	-	120
State and municipal bonds	3,525	767	8	-	4,284
Hybrid and redeemable preferred securities	1,248	63	123	-	1,188
VIEs' fixed maturity securities	675	30	-	-	705
Total fixed maturity securities	72,069	8,670	623	220	79,896
Equity securities	143	19	8	-	154
Total AFS securities	$72,212	$8,689	$631	$220	$80,050

	As of December 31, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$53,661	$6,185	$517	$68	$59,261
U.S. Government bonds	439	55	-	-	494
Foreign government bonds	668	65	-	-	733
RMBS	7,690	548	73	126	8,039
CMBS	1,642	73	106	9	1,600
CDOs	121	-	19	-	102
State and municipal bonds	3,490	566	9	-	4,047
Hybrid and redeemable preferred securities	1,277	50	170	-	1,157
VIEs' fixed maturity securities	673	27	-	-	700
Total fixed maturity securities	69,661	7,569	894	203	76,133
Equity securities	135	16	12	-	139
Total AFS securities	$69,796	$7,585	$906	$203	$76,272

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of June 30, 2012, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,931	$2,989
Due after one year through five years	12,188	13,136
Due after five years through ten years	23,651	26,185
Due after ten years	25,052	28,962
Subtotal	63,822	71,272
Mortgage-backed securities ("MBS")	8,112	8,504
CDOs	135	120
Total fixed maturity AFS securities	$72,069	$79,896

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of June 30, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,389	$175	$1,293	$321	$3,682	$496
RMBS	521	90	314	43	835	133
CMBS	110	25	146	43	256	68
CDOs	-	-	68	15	68	15
State and municipal bonds	5	-	22	8	27	8
Hybrid and redeemable preferred securities	125	4	425	119	550	123
Total fixed maturity securities	3,150	294	2,268	549	5,418	843
Equity securities	10	1	4	7	14	8
Total AFS securities	$3,160	$295	$2,272	$556	$5,432	$851

Total number of AFS securities in an unrealized loss position						734

	As of December 31, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,848	$162	$1,452	$423	$4,300	$585
RMBS	565	125	429	74	994	199
CMBS	178	15	146	100	324	115
CDOs	9	1	80	18	89	19
State and municipal bonds	31	-	30	9	61	9
Hybrid and redeemable preferred securities	324	23	353	147	677	170
Total fixed maturity securities	3,955	326	2,490	771	6,445	1,097
Equity securities	38	12	-	-	38	12
Total AFS securities	$3,993	$338	$2,490	$771	$6,483	$1,109

Total number of AFS securities in an unrealized loss position						897

For information regarding our investments in VIEs, see Note 3.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2011 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of June 30, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,734	$1,363	$371
AFS securities backed by pools of commercial mortgages	355	274	81
Total	$2,089	$1,637	$452

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,724	$1,353	$371
AFS securities backed by pools of commercial mortgages	79	42	37
Total	$1,803	$1,395	$408

	As of December 31, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,023	$1,553	$470
AFS securities backed by pools of commercial mortgages	472	344	128
Total	$2,495	$1,897	$598

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,015	$1,545	$470
AFS securities backed by pools of commercial mortgages	126	61	65
Total	$2,141	$1,606	$535

For the six months ended June 30, 2012 and 2011, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $34 million and $44 million, pre-tax, respectively, and before associated amortization expense for DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $(3) million and $4 million, respectively, was recognized in OCI and $37 million and $40 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of June 30, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$115	$41	$2	25
Six months or greater, but less than nine months	13	4	1	4
Nine months or greater, but less than twelve months	104	40	12	17
Twelve months or greater	584	342	165	167
Total	$816	$427	$180	213

	As of December 31, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$385	$125	$31	56
Six months or greater, but less than nine months	53	30	12	18
Nine months or greater, but less than twelve months	2	-	1	7
Twelve months or greater	615	470	111	175
Total	$1,055	$625	$155	256

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities decreased $258 million for the six months ended June 30, 2012.  As discussed further below, we believe the unrealized loss position as of June 30, 2012, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of June 30, 2012, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of June 30, 2012, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of June 30, 2012, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of June 30, 2012, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance as of beginning-of-period	$410	$352	$390	$319
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	21	3	56	29
Credit losses on securities for which an OTTI was previously recognized	19	19	42	40
Decreases attributable to:
Securities sold	(35)	(34)	(73)	(48)
Balance as of end-of-period	$415	$340	$415	$340

During 2012 and 2011, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of June 30, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$239	$1	$104	$136	$73
RMBS	697	5	91	611	268
CMBS	46	-	24	22	74
Total	$982	$6	$219	$769	$415

	As of December 31, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$169	$1	$67	$103	$51
RMBS	690	1	128	563	301
CMBS	17	-	10	7	38
Total	$876	$2	$205	$673	$390

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 31% and 32% of mortgage loans on real estate as of June 30, 2012, and December 31, 2011, respectively.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	June 30,	December 31,
	2012	2011
Current	$6,736	$6,858
60 to 90 days past due	3	26
Greater than 90 days past due	80	76
Valuation allowance associated with impaired mortgage loans on real estate	(26)	(31)
Unamortized premium (discount)	11	13
Total carrying value	$6,804	$6,942

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	June 30,	December 31,
	2012	2011
Number of impaired mortgage loans on real estate	9	12

Principal balance of impaired mortgage loans on real estate	$66	$100
Valuation allowance associated with impaired mortgage loans on real estate	(26)	(31)
Carrying value of impaired mortgage loans on real estate	$40	$69

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average carrying value for impaired mortgage loans on real estate	$49	$53	$56	$54
Interest income recognized on impaired mortgage loans on real estate	-	-	-	1
Interest income collected on impaired mortgage loans on real estate	-	1	-	2

As described in Note 1 in our 2011 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of June 30, 2012			As of December 31, 2011
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
Loan-to-Value	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,395	79.1%	1.63	$5,338	76.7%	1.61
65% to 74%	1,008	14.8%	1.41	1,198	17.2%	1.37
75% to 100%	334	4.9%	0.90	308	4.4%	0.92
Greater than 100%	82	1.2%	0.32	116	1.7%	0.36
Total mortgage loans on real estate	$6,819	100.0%		$6,960	100.0%

Alternative Investments

As of June 30, 2012, and December 31, 2011, alternative investments included investments in 97 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturity AFS securities:
Gross gains	$3	$31	$8	$67
Gross losses	(49)	(51)	(112)	(114)
Equity AFS securities:
Gross gains	-	1	1	9
Gain (loss) on other investments	(5)	(8)	2	5
Associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	-	(5)	2	(14)
Total realized gain (loss) related to certain investments	$(51)	$(32)	$(99)	$(47)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(10)	$(2)	$(29)	$(6)
RMBS	(14)	(23)	(32)	(43)
CMBS	(16)	(15)	(36)	(39)
CDOs	-	-	-	(1)
Hybrid and redeemable preferred securities	-	-	-	(2)
Gross OTTI recognized in net income (loss)	(40)	(40)	(97)	(91)
Associated amortization of DAC, VOBA, DSI and DFEL	7	9	17	19
Net OTTI recognized in net income (loss), pre-tax	$(33)	$(31)	$(80)	$(72)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$21	$19	$79	$27
Change in DAC, VOBA, DSI and DFEL	(4)	(3)	(12)	(8)
Net portion of OTTI recognized in OCI, pre-tax	$17	$16	$67	$19

Determination of Credit Losses on Corporate Bonds and CDOs

As of June 30, 2012, and December 31, 2011, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.
Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2012, and December 31, 2011, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of June 30, 2012, and December 31, 2011, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.7 billion and $2.6 billion and a fair value of $2.5 billion and $2.4 billion, respectively.  As of June 30, 2012, and December 31, 2011, 98% and 97%, respectively, of the fair value of our CDO portfolio was rated investment grade.  As of June 30, 2012, and December 31, 2011, the portion of our CDO portfolio rated below investment grade had an amortized cost and fair value of $3 million.  Based upon the analysis discussed above, we believed as of June 30, 2012, and December 31, 2011, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the six months ended June 30, 2012 and 2011, the recovery as a percentage of amortized cost was 92% and 98%, respectively, for corporate bonds and 0% for CDOs.

Determination of Credit Losses on MBS

As of June 30, 2012, and December 31, 2011, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	of Payables	of Collateral	of Payables	of Collateral
Collateral payable held for derivative investments (1)	$3,441	$3,441	$2,980	$2,980
Securities pledged under securities lending agreements (2)	200	194	200	193
Securities pledged under reverse repurchase agreements (3)	280	293	280	294
Securities pledged for Term Asset-Backed Securities Loan Facility ("TALF") (4)	49	66	173	199
Investments pledged for Federal Home Loan Bank of Indianapolis ("FHLBI") (5)	1,100	2,013	100	142
Total payables for collateral on investments	$5,070	$6,007	$3,733	$3,808

(1)
We obtain collateral based upon contractual provisions with our counterparties.  These agreements take into consideration the counterparties’ credit rating as compared to ours, the fair value of the derivative investments and specified thresholds that if exceeded result in the receipt of cash that is typically invested in cash and invested cash.  See Note 6 for details about maximum collateral potentially required to post on our credit default swaps.

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

(5)
Our pledged investments for FHLBI are included in fixed maturity AFS securities and mortgage loans on real estate on our Consolidated Balance Sheets.  The collateral requirements are generally 105% to 115% of the fair value for fixed maturity AFS securities and 155% to 175% of the fair value for mortgage loans on real estate.  The cash received in these transactions is primarily invested in cash and invested cash or fixed maturity AFS securities.

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Six
	Months Ended
	June 30,
	2012	2011
Collateral payable held for derivative investments	$461	$223
Securities pledged under securities lending agreements	-	1
Securities pledged for TALF	(124)	(78)
Investments pledged for FHLBI	1,000	-
Total increase (decrease) in payables for collateral on investments	$1,337	$146

Investment Commitments

As of June 30, 2012, our investment commitments were $754 million, which included $233 million of limited partnerships (“LPs”), $339 million of private placements and $182 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of June 30, 2012, and December 31, 2011, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.5 billion and $5.0 billion, respectively, or 5% of our invested assets portfolio and our investments in securities issued by Fannie Mae with a fair value of $2.5 billion and $2.6 billion, respectively, or 3% of our invested assets portfolio.  These investments are included in corporate bonds in the tables above.

As of June 30, 2012, and December 31, 2011, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.1 billion and $7.7 billion, respectively, or 8% of our invested assets portfolio, and our investment securities in the collateralized mortgage obligations industry with a fair value of $5.0 billion and $5.6 billion, or 5% and 6% of our invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

5.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2011 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2011 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy which information is incorporated herein by reference.  In addition, we have entered into forward-starting interest rate swaps that hedge the interest rate risk of floating rate bond coupon payments by replicating a fixed rate bond.  See Note 12 for additional disclosures related to the fair value of our derivative instruments and Note 3 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of June 30, 2012			As of December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,418	$190	$-	$2,512	$130	$-
Foreign currency contracts (1)	420	37	-	340	38	-
Total cash flow hedges	3,838	227	-	2,852	168	-
Fair value hedges:
Interest rate contracts (1)	1,175	325	-	1,675	319	-
Equity collar (1)	9	-	-	-	-	-
Total fair value hedges	1,184	325	-	1,675	319	-
Non-Qualifying Hedges
Interest rate contracts (1)	36,599	777	-	30,232	568	-
Foreign currency contracts (1)	196	-	-	4	-	-
Equity market contracts (1)	19,182	2,071	-	16,401	2,096	-
Credit contracts (1)	46	(1)	-	48	-	-
Credit contracts (2)	148	-	11	148	-	16
Embedded derivatives:
Indexed annuity contracts (3)	-	-	431	-	-	399
Guaranteed living benefits ("GLB") reserves (3)	-	-	1,926	-	-	2,217
Reinsurance related (4)	-	-	185	-	-	168
Total derivative instruments	$61,193	$3,399	$2,553	$51,360	$3,151	$2,800

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of June 30, 2012
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$3,389	$11,942	$14,478	$10,169	$1,213	$41,191
Foreign currency contracts (2)	196	179	130	111	-	616
Equity market contracts	9,978	3,305	5,881	24	3	19,191
Credit contracts	40	155	-	-	-	195
Total derivative instruments with notional amounts	$13,603	$15,581	$20,489	$10,304	$1,216	$61,193

(1)	As of June 30, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2067.
(2)	As of June 30, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Six
	Months Ended
	June 30,
	2012	2011
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(15)
Other comprehensive income (loss):
Cumulative effect from adoption of new accounting standards	-	3
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	38	(41)
Foreign currency contracts	(3)	5
Fair value hedges:
Interest rate contracts	2	2
Change in foreign currency exchange rate adjustment	2	(14)
Change in DAC, VOBA, DSI and DFEL	4	-
Income tax benefit (expense)	(16)	18
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(11)	(5)
Interest rate contracts (2)	-	1
Foreign currency contracts (1)	2	(7)
Fair value hedges:
Interest rate contracts (2)	2	2
Associated amortization of DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	2	3
Balance as of end-of-period	$150	$(37)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(4)	$(4)	$(11)	$(5)
Foreign currency contracts (1)	-	(1)	2	1
Total cash flow hedges	(4)	(5)	(9)	(4)
Fair value hedges:
Interest rate contracts (2)	11	13	23	25
Non-Qualifying Hedges
Interest rate contracts (1)	(16)	(10)	(18)	(16)
Interest rate contracts (3)	622	88	208	27
Foreign currency contracts (3)	-	(1)	(4)	(5)
Equity market contracts (3)	241	64	(430)	(135)
Equity market contracts (4)	26	(15)	(109)	(34)
Credit contracts (1)	(1)	-	(2)	-
Credit contracts (3)	1	(1)	6	3
Embedded derivatives:
Indexed annuity contracts (3)	23	6	(80)	54
GLB reserves (3)	(862)	(160)	291	130
Reinsurance related (3)	(27)	(28)	(18)	(18)
AFS securities (1)	-	-	-	1
Total derivative instruments	$14	$(49)	$(142)	$28

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gain (loss) recognized as a component of OCI with the offset to net investment income	$(6)	$(4)	$(10)	$(4)

As of June 30, 2012, $21 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three and six months ended June 30, 2012 and 2011, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gain (loss) recognized as a component of OCI with the offset to interest expense	$1	$1	$2	$2

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of June 30, 2012
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Maturity		Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012	(3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016	(4)	(5)	(6)	BBB	3	(8)	68
03/20/2017	(4)	(5)	(6)	BBB	2	(3)	40
					9	$(11)	$148

As of December 31, 2011
				Credit
		Reason	Nature	Rating of	Number		Maximum
		for	of	Underlying	of	Fair	Potential
Maturity		Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012	(3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016	(4)	(5)	(6)	BBB+	3	(12)	68
03/20/2017	(4)	(5)	(6)	BBB	2	(4)	40
					9	$(16)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 4 in our 2011 Form 10-K.
(5)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions), are as follows:

	As of	As of
	June 30,	December 31,
	2012	2011
Maximum potential payout	$148	$148
Less:
Counterparty thresholds	-	-
Maximum collateral potentially required to post	$148	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $11 million as of June 30, 2012, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of June 30, 2012, the nonperformance risk adjustment was $6 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of June 30, 2012, our exposure was $47 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of June 30, 2012		As of December 31, 2011
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$43	$-	$35	$-
AA-	121	-	219	-
A+	908	-	848	-
A	845	(109)	1,681	(120)
A-	1,529	-	387	-
	$3,446	$(109)	$3,170	$(120)

6.  Federal Income Taxes

The effective tax rate is a ratio of tax expense over pre-tax income (loss).  The effective tax rate was 27% and 24% for the three and six months ended June 30, 2012, respectively.  The effective tax rate was 26% for the three and six months ended June 30, 2011.  The effective tax rate on pre-tax income from continuing operations was lower than the prevailing corporate federal income tax rate.  Differences in the effective rates and the U.S. statutory rate of 35% were the result of certain tax preferred investment income, separate account dividends-received deduction, foreign tax credits and other tax preference items.

7.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	June 30,	December 31,
	2012	2011
Return of Net Deposits
Total account value	$58,260	$54,004
Net amount at risk (1)	812	1,379
Average attained age of contract holders	59 years	59 years
Minimum Return
Total account value	$151	$155
Net amount at risk (1)	42	48
Average attained age of contract holders	72 years	72 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$22,255	$21,648
Net amount at risk (1)	1,963	2,939
Average attained age of contract holders	67 years	67 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing June 30, 2012, to December 31, 2011, was attributable primarily to the increase in the equity markets during the first six months of 2012.

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

	For the Six
	Months Ended
	June 30,
	2012	2011
Balance as of beginning-of-year	$84	$44
Changes in reserves	7	16
Benefits paid	(24)	(19)
Balance as of end-of-period	$67	$41

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	June 30,	December 31,
	2012	2011
Asset Type
Domestic equity	$34,700	$34,286
International equity	13,194	13,095
Bonds	18,148	17,735
Money market	5,948	5,892
Total	$71,990	$71,008

Percent of total variable annuity separate account values	93%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 38% of permanent life insurance in force as of June 30, 2012, and 34% and 33% of total sales for these products for the three and six months ended June 30, 2012, respectively.

8.  Contingencies and Commitments

Regulatory bodies, such as state insurance departments, the SEC, Financial Industry Regulatory Authority and other regulatory bodies, regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisors and unclaimed property laws.

LNC and its subsidiaries are involved in various pending or threatened legal or regulatory proceedings, including purported class actions, arising from the conduct of business both in the ordinary course and otherwise.  In some of the matters, very large and/or indeterminate amounts, including punitive and treble damages, are sought.  Modern pleading practice in the U.S. permits considerable variation in the assertion of monetary damages or other relief.  Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court.  In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters.  This variability in pleadings, together with the actual experiences of LNC in litigating or resolving through settlement numerous claims over an extended period of time, demonstrates to management that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of June 30, 2012.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

See Note 13 to the consolidated financial statements in our 2011 Form 10-K for a discussion of commitments and contingencies, which information is incorporated herein by reference.

9.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Series A Preferred Stock
Balance as of beginning-of-period	9,632	10,914	10,072	10,914
Conversion of convertible preferred stock (1)	-	(60)	(440)	(60)
Balance as of end-of-period	9,632	10,854	9,632	10,854

Common Stock
Balance as of beginning-of-period	285,412,303	313,456,824	291,319,222	315,718,554
Conversion of convertible preferred stock (1)	-	960	7,040	960
Stock compensation/issued for benefit plans	230,198	30,772	334,395	182,906
Retirement/cancellation of shares	(6,473,530)	(5,149,393)	(12,491,686)	(7,563,257)
Balance as of end-of-period	279,168,971	308,339,163	279,168,971	308,339,163

Common Stock as of End-of-Period
Assuming conversion of preferred stock	279,323,083	308,512,827	279,323,083	308,512,827
Diluted basis	286,820,300	316,821,550	286,820,300	316,821,550

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted EPS was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted-average shares, as used in basic calculation	282,085,602	311,391,263	285,570,764	313,192,667
Shares to cover exercise of outstanding warrants	10,150,192	10,150,292	10,150,231	10,150,292
Shares to cover conversion of preferred stock	154,112	174,603	154,305	174,613
Shares to cover non-vested stock	1,110,662	816,834	1,060,676	794,095
Average stock options outstanding during the period	507,944	633,711	554,614	796,792
Assumed acquisition of shares with assumed proceeds from exercising outstanding warrants	(4,887,102)	(3,846,217)	(4,760,822)	(3,758,105)
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the period)	(346,700)	(400,374)	(380,239)	(517,329)
Shares repurchaseable from measured but unrecognized stock option expense	(1,768)	(36,857)	(8,224)	(104,962)
Average deferred compensation shares	1,187,598	1,031,814	1,206,501	1,053,100
Weighted-average shares, as used in diluted calculation	289,960,540	319,915,069	293,547,806	321,781,163

In the event the average market price of LNC common stock exceeds the issue price of stock options and the options have a dilutive effect to our EPS, such options will be shown in the table above.
We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the three and six months ended June 30, 2012 and 2011, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $4 million and $(2) million for the three and six months ended June 30, 2012, respectively, and $1 million for the three months ended June 30, 2011.

The income used in the calculation of our diluted EPS is our net income (loss), reduced by preferred stock dividends and accretion of discount.  These amounts are presented on our Consolidated Statements of Comprehensive Income (Loss).

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Six
	Months Ended
	June 30,
	2012	2011
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$2,947	$1,072
Cumulative effect from adoption of new accounting standards	-	105
Unrealized holding gains (losses) arising during the period	1,276	627
Change in foreign currency exchange rate adjustment	(6)	22
Change in DAC, VOBA, DSI and other contract holder funds	(261)	(168)
Income tax benefit (expense)	(395)	(136)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(103)	(38)
Associated amortization of DAC, VOBA, DSI and DFEL	1	(15)
Income tax benefit (expense)	36	19
Balance as of end-of-period	$3,627	$1,556
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(110)	$(129)
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(5)
Gross OTTI recognized in OCI during the period	(79)	(27)
Change in DAC, VOBA, DSI and other contract holder funds	12	8
Income tax benefit (expense)	26	7
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	62	67
Change in DAC, VOBA, DSI and other contract holder funds	(8)	(13)
Income tax benefit (expense)	(20)	(19)
Balance as of end-of-period	$(117)	$(111)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(15)
Cumulative effect from adoption of new accounting standards	-	3
Unrealized holding gains (losses) arising during the period	37	(34)
Change in foreign currency exchange rate adjustment	2	(14)
Change in DAC, VOBA, DSI and DFEL	4	-
Income tax benefit (expense)	(16)	18
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(7)	(9)
Associated amortization of DAC, VOBA, DSI and DFEL	1	1
Income tax benefit (expense)	2	3
Balance as of end-of-period	$150	$(37)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$1
Foreign currency translation adjustment arising during the period	(8)	(6)
Income tax benefit (expense)	3	2
Balance as of end-of-period	$(4)	$(3)
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(181)
Adjustment arising during the period	1	5
Income tax benefit (expense)	-	(2)
Balance as of end-of-period	$(277)	$(178)

10.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total realized gain (loss) related to certain investments (1)	$(51)	$(32)	$(99)	$(47)
Realized gain (loss) on the mark-to-market on certain instruments (2)	(19)	(1)	39	9
Indexed annuity net derivative results: (3)
Gross gain (loss)	(3)	1	19	7
Associated amortization of DAC, VOBA, DSI and DFEL	1	-	(5)	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	148	34	14	44
Associated amortization of DAC, VOBA, DSI and DFEL	(33)	(11)	(11)	(18)
Total realized gain (loss)	$43	$(9)	$(43)	$(7)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 4.
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

11.  Stock-Based Incentive Compensation Plans

We sponsor various incentive plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to time-vested shares), stock appreciation rights (“SARs”) and restricted stock units.  We have a policy of issuing new shares to satisfy option exercises.

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2012	2012
Awards
10-year LNC stock options	41,536	870,210
Performance shares	15,815	294,758
SARs	-	80,225
Restricted stock units	82,004	686,230
Non-employee:
Agent stock options	90	99,178
Director stock options	-	51,140
Director restricted stock units	12,218	22,346

12.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of June 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$79,191	$79,191	$75,433	$75,433
VIEs' fixed maturity securities	705	705	700	700
Equity securities	154	154	139	139
Trading securities	2,649	2,649	2,675	2,675
Mortgage loans on real estate	6,804	7,463	6,942	7,608
Derivative investments	3,399	3,399	3,151	3,151
Other investments	1,041	1,041	1,069	1,069
Cash and invested cash	5,257	5,257	4,510	4,510
Separate account assets	88,839	88,839	83,477	83,477

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(431)	(431)	(399)	(399)
GLB reserves embedded derivatives	(1,926)	(1,926)	(2,217)	(2,217)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(1,034)	(1,034)	(1,114)	(1,114)
Account values of certain investment contracts	(27,916)	(31,554)	(27,468)	(30,812)
Short-term debt (1)	(300)	(302)	(300)	(309)
Long-term debt	(5,719)	(6,659)	(5,391)	(5,345)
Reinsurance related embedded derivatives	(185)	(185)	(168)	(168)
VIEs' liabilities - derivative instruments	(231)	(231)	(291)	(291)
Other liabilities:
Deferred compensation plans	(358)	(358)	(354)	(354)
Credit default swaps	(11)	(11)	(16)	(16)

(1)	The difference between the carrying value and fair value of short-term debt as of June 30, 2012, and December 31, 2011, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of June 30, 2012, and December 31, 2011, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2012, or December 31, 2011, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2011 Form 10-K:

	As of June 30, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$62	$62,174	$1,678	$63,914
U.S. government bonds	482	34	1	517
Foreign government bonds	-	562	102	664
RMBS	-	7,013	184	7,197
CMBS	-	1,268	39	1,307
CDOs	-	-	120	120
State and municipal bonds	-	4,252	32	4,284
Hybrid and redeemable preferred securities	20	1,039	129	1,188
VIEs' fixed maturity securities	110	595	-	705
Equity AFS securities	45	24	85	154
Trading securities	2	2,575	72	2,649
Derivative investments	-	882	2,517	3,399
Cash and invested cash	-	5,257	-	5,257
Separate account assets	-	88,839	-	88,839
Total assets	$721	$174,514	$4,959	$180,194

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(431)	$(431)
GLB reserves embedded derivatives	-	-	(1,926)	(1,926)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(185)	-	(185)
VIEs' liabilities - derivative instruments	-	-	(231)	(231)
Other liabilities:
Deferred compensation plans	-	-	(358)	(358)
Credit default swaps	-	-	(11)	(11)
Total liabilities	$-	$(1,388)	$(2,957)	$(4,345)

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

	For the Three Months Ended June 30, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,932	$(4)	$(11)	$45	$(284)	$1,678
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	99	-	3	-	-	102
RMBS	98	-	1	98	(13)	184
CMBS	32	(2)	2	(1)	8	39
CDOs	102	-	-	18	-	120
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable preferred securities	116	-	(3)	-	16	129
Equity AFS securities	61	-	(1)	25	-	85
Trading securities	68	1	-	2	1	72
Derivative investments	2,037	228	155	97	-	2,517
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(480)	24	-	25	-	(431)
GLB reserves embedded derivatives	(1,064)	(862)	-	-	-	(1,926)
VIEs' liabilities - derivative instruments (5)	(221)	(10)	-	-	-	(231)
Other liabilities:
Deferred compensation plans (6)	(375)	10	-	7	-	(358)
Credit default swaps (7)	(10)	(1)	-	-	-	(11)
Total, net	$2,396	$(616)	$146	$348	$(272)	$2,002

	For the Three Months Ended June 30, 2011
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,806	$23	$33	$(200)	$(89)	$1,573
U.S. government bonds	2	-	-	-	-	2
Foreign government bonds	100	-	(4)	-	-	96
RMBS	115	(1)	3	44	-	161
CMBS	64	(22)	24	(12)	(1)	53
CDOs	136	-	2	(12)	-	126
Hybrid and redeemable preferred securities	124	-	4	-	(22)	106
Equity AFS securities:	96	-	(2)	2	-	96
Trading securities	71	-	4	(1)	(3)	71
Derivative investments	1,439	62	7	(16)	-	1,492
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(528)	6	-	16	-	(506)
GLB reserves embedded derivatives	(118)	(160)	-	-	-	(278)
VIEs' liabilities - derivative instruments (5)	(203)	5	-	-	-	(198)
Other liabilities:
Deferred compensation plans (6)	(357)	(5)	-	2	-	(360)
Credit default swaps (7)	(6)	(1)	-	-	-	(7)
Total, net	$2,741	$(93)	$71	$(177)	$(115)	$2,427

	For the Six Months Ended June 30, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(17)	$(5)	$25	$(213)	$1,678
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	4	-	1	102
RMBS	158	(3)	3	94	(68)	184
CMBS	34	(5)	9	(8)	9	39
CDOs	102	-	4	14	-	120
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable preferred securities	100	-	3	-	26	129
Equity AFS securities	56	-	4	25	-	85
Trading securities	68	1	1	-	2	72
Derivative investments	2,470	(289)	67	269	-	2,517
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(399)	(80)	-	48	-	(431)
GLB reserves embedded derivatives	(2,217)	291	-	-	-	(1,926)
VIEs' liabilities - derivative instruments (5)	(291)	60	-	-	-	(231)
Other liabilities:
Deferred compensation plans (6)	(354)	(18)	-	14	-	(358)
Credit default swaps (7)	(16)	5	-	-	-	(11)
Total, net	$1,697	$(55)	$90	$513	$(243)	$2,002

	For the Six Months Ended June 30, 2011
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$23	$44	$(221)	$(89)	$1,573
U.S. government bonds	2	-	-	-	-	2
Foreign government bonds	113	-	3	(3)	(17)	96
RMBS	119	(3)	4	41	-	161
CMBS	109	(45)	54	(64)	(1)	53
CDOs	172	14	(9)	(51)	-	126
Hybrid and redeemable preferred securities	119	(1)	5	-	(17)	106
Equity AFS securities	92	8	1	(7)	2	96
Trading securities	76	-	2	(3)	(4)	71
Derivative investments	1,495	(84)	(11)	92	-	1,492
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(497)	54	-	(63)	-	(506)
GLB reserves embedded derivatives	(408)	130	-	-	-	(278)
VIEs' liabilities - derivative instruments (5)	(209)	11	-	-	-	(198)
Other liabilities:
Deferred compensation plans (6)	(363)	(13)	-	16	-	(360)
Credit default swaps (7)	(16)	2	-	7	-	(7)
Total, net	$2,620	$96	$93	$(256)	$(126)	$2,427

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(5)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(6)	Deferrals and subsequent changes in fair value for the participants’ investment options are reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).
(7)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended June 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$80	$(26)	$-	$(8)	$(1)	$45
RMBS	103	-	-	(5)	-	98
CMBS	-	-	-	(1)	-	(1)
CDOs	23	-	-	(5)	-	18
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	25	-	-	-	-	25
Trading securities	2	-	-	-	-	2
Derivative investments	165	(10)	(58)	-	-	97
Future contract benefits:
Indexed annuity contracts embedded derivatives	(25)	-	-	50	-	25
Other liabilities:
Deferred compensation plans	-	-	-	7	-	7
Total, net	$405	$(36)	$(58)	$38	$(1)	$348

	For the Three Months Ended June 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(125)	$-	$(9)	$(88)	$(200)
RMBS	47	-	-	(3)	-	44
CMBS	-	(9)	-	(3)	-	(12)
CDOs	-	-	-	(12)	-	(12)
Equity AFS securities	2	-	-	-	-	2
Trading securities	-	(1)	-	-	-	(1)
Derivative investments	107	(25)	(98)	-	-	(16)
Future contract benefits:
Indexed annuity contracts embedded derivatives	(20)	-	-	36	-	16
Other liabilities:
Deferred compensation plans	-	-	-	2	-	2
Total, net	$158	$(160)	$(98)	$11	$(88)	$(177)

	For the Six Months Ended June 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$91	$(27)	$-	$(35)	$(4)	$25
RMBS	103	-	-	(9)	-	94
CMBS	-	-	-	(8)	-	(8)
CDOs	23	-	-	(9)	-	14
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	25	-	-	-	-	25
Trading securities	2	-	-	(2)	-	-
Derivative investments	373	3	(107)	-	-	269
Future contract benefits:
Indexed annuity contracts embedded derivatives	(35)	-	-	83	-	48
Other liabilities:
Deferred compensation plans	-	-	-	14	-	14
Total, net	$614	$(24)	$(107)	$34	$(4)	$513

	For the Six Months Ended June 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$38	$(133)	$(1)	$(36)	$(89)	$(221)
Foreign government bonds	-	(3)	-	-	-	(3)
RMBS	48	-	-	(7)	-	41
CMBS	-	(53)	-	(11)	-	(64)
CDOs	-	(33)	-	(18)	-	(51)
Equity AFS securities	8	(15)	-	-	-	(7)
Trading securities	-	(1)	-	(2)	-	(3)
Derivative investments	275	(27)	(156)	-	-	92
Future contract benefits:
Indexed annuity contracts embedded derivatives	(38)	-	-	(25)	-	(63)
Other liabilities:
Deferred compensation plans	-	-	-	16	-	16
Credit Default swaps	-	7	-	-	-	7
Total, net	$331	$(258)	$(157)	$(83)	$(89)	$(256)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Investments: (1)
Derivative investments	$240	$62	$(332)	$(94)
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	(3)	-	19	(4)
GLB reserves embedded derivatives	(814)	(108)	369	229
VIEs' liabilities - derivative instruments (1)	(10)	5	60	11
Other liabilities:
Deferred compensation plans (2)	(10)	5	18	13
Credit default swaps (3)	(1)	(1)	5	1
Total, net	$(598)	$(37)	$139	$156

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended June 30, 2012			Ended June 30, 2011
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$90	$(374)	$(284)	$21	$(110)	$(89)
RMBS	-	(13)	(13)	-	-	-
CMBS	8	-	8	-	(1)	(1)
Hybrid and redeemable preferred securities	16	-	16	-	(22)	(22)
Trading securities	1	-	1	-	(3)	(3)
Total, net	$115	$(387)	$(272)	$21	$(136)	$(115)

	For the Six Months			For the Six Months
	Ended June 30, 2012			Ended June 30, 2011
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$146	$(359)	$(213)	$34	$(123)	$(89)
Foreign government bonds	1	-	1	-	(17)	(17)
RMBS	-	(68)	(68)	-	-	-
CMBS	9	-	9	-	(1)	(1)
Hybrid and redeemable preferred securities	35	(9)	26	4	(21)	(17)
Equity AFS securities	-	-	-	2	-	2
Trading securities	2	-	2	-	(4)	(4)
Total, net	$193	$(436)	$(243)	$40	$(166)	$(126)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three and six months ended June 30, 2012 and 2011, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available, respectively.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available or when these prices become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers between Levels 1 and 2 will result.  For the three and six months ended June 30, 2012 and 2011, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements that were developed as of June 30, 2012:

	Fair	Valuation	Significant
	Value	Technique	Unobservable Inputs	Range
Assets
Investments:
Fixed maturity AFS and trading
securities
Corporate bonds	$899	Discounted cash flow	Liquidity/duration adjustment (1)	1.1% - 13.2%
Foreign government bonds	52	Discounted cash flow	Liquidity/duration adjustment (1)	2.7% - 6.1%
Hybrid and redeemable preferred stock	21	Discounted cash flow	Liquidity/duration adjustment (1)	2.7% - 2.7%
Equity AFS and trading securities	11	Discounted cash flow	Liquidity/duration adjustment (1)	4.3% - 4.5%

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(431)	Discounted cash flow	Lapse rate (2)	1.0% - 15.0%
			Mortality rate (3)	(8)
GLB reserves embedded derivatives	(1,926)	Monte Carlo simulation	Long-term lapse rate (2)	0.3% - 13.1%
			Wait period (5)	0 - 25 years (or years
				until the eligible age)

			Percent of maximum withdrawal amount (6)	95.0% - 100.0%
			Non-performance risk ("NPR") (7)	0.22% - 0.55%
			Mortality rate (3)	(8)
			Volatility (4)	1.0% - 35.0%

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
(4)
The volatility input represents overall volatilities assumed for the underlying variable annuity funds, which include a mixture of equity and fixed income assets.  Fair value of the variable annuity GLB embedded derivatives would increase if higher volatilities were used for valuation.

(5)	The wait period input represents the estimated period a contract holder would wait to withdraw after becoming eligible.
(6)	The percent of maximum withdrawal amount input represents the estimated ratio of contract withdrawal amount to the maximum withdrawal amount specified.
(7)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
(8)
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

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals of securities;
▪	Impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and trading securities;
▪	Changes in the fair value of the derivatives we own to hedge our GDB riders within our variable annuities;
▪	Changes in the fair value of the embedded derivatives of our GLB riders accounted for at fair value, net of the change in the fair value of the derivatives we own to hedge them; and
▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value;

•	Changes in reserves resulting from benefit ratio unlocking on our GDB and GLB riders;
•	Income (loss) from reserve changes, net of related amortization, on business sold through reinsurance;
•	Gains (losses) on early extinguishment of debt;
•	Losses from the impairment of intangible assets;
•	Income (loss) from discontinued operations; and
•	Income (loss) from the initial adoption of new accounting standards.

Operating revenues represent GAAP revenues excluding the pre-tax effects of the following items, as applicable:

•	Excluded realized gain (loss);
•	Revenue adjustments from the initial adoption of new accounting standards;
•	Amortization of DFEL arising from changes in GDB and GLB benefit ratio unlocking; and
•	Amortization of deferred gains arising from the reserve changes on business sold through reinsurance.

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

Segment information (in millions) was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Operating revenues:
Annuities	$734	$735	$1,465	$1,468
Retirement Plan Services	258	260	510	523
Life Insurance	1,237	1,229	2,469	2,376
Group Protection	540	501	1,043	979
Other Operations	113	114	220	232
Excluded realized gain (loss), pre-tax	18	(33)	(95)	(53)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	-	1	1	1
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	(1)	-	1	-
Total revenues	$2,899	$2,807	$5,614	$5,526

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (Loss)
Income (loss) from operations:
Annuities	$158	$145	$294	$289
Retirement Plan Services	38	41	72	90
Life Insurance	138	136	281	279
Group Protection	27	26	43	50
Other Operations	(39)	(22)	(73)	(60)
Excluded realized gain (loss), after-tax	12	(21)	(61)	(34)
Benefit ratio unlocking, after-tax	(10)	(1)	14	3
Income (loss) from continuing operations, after-tax	324	304	570	617
Income (loss) from discontinued operations, after-tax	-	-	(1)	-
Net income (loss)	$324	$304	$569	$617

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2012, compared with December 31, 2011, and the results of operations for the three and six months ended June 30, 2012, compared with the corresponding periods in 2011 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” as updated in “Part II – Item 1A. Risk Factors” below, “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2012; and our current reports on Form 8-K filed in 2012.

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

•	Inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others;
•	Ineffectiveness of risk management policies and procedures in identifying, monitoring and managing material risks;
•	Interruption in telecommunication, information technology or other operational systems or failure to safeguard the confidentiality or privacy of sensitive data on such systems;
•	The effect of acquisitions and divestitures, restructurings, product withdrawals and other unusual items;
•	The adequacy and collectibility of reinsurance that we have purchased;
•	Acts of terrorism, a pandemic, war or other man-made and natural catastrophes that may adversely affect our businesses and the cost and availability of reinsurance;
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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

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

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for our variable annuity and VUL products, is an immediate drop of approximately 9% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of June 30, 2012, we would have recorded a favorable prospective unlocking of approximately $170 million, pre-tax, for Annuities, approximately $15 million, pre-tax, for Retirement Plan Services, and approximately $15 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions):

	As of June 30, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$721	$70,177	$-	$70,898
Priced by independent broker quotations	-	-	3,976	3,976
Priced by matrices	-	10,241	-	10,241
Priced by other methods (1)	-	-	983	983
Total	$721	$80,418	$4,959	$86,098

Percent of total	1%	93%	6%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2011 Form 10-K and Note 12.

As of June 30, 2012, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of June 30, 2012, we used broker quotes for 105 securities as our final price source, representing 2% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 5 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Form 10-K.

Guaranteed Living Benefits

Approximately 49% of our variable annuity account values contained a guaranteed withdrawal benefit (“GWB”) rider as of June 30, 2012.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of June 30, 2012 and 2011, 65% and 34%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of June 30, 2012 and 2011, was $1.8 billion and $853 million, respectively.  Our exposure before reinsurance for these same periods was $2.0 billion and $968 million, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

Acquisitions and Dispositions

The loss from discontinued operations for the six months ended June 30, 2012, related to a purchase price adjustment associated with the termination of a portion of the investment advisory agreement with Delaware Management Holdings, Inc., our former subsidiary.

For information about acquisitions and divestitures, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3 in our 2011 Form 10-K.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$158	$145	9%	$294	$289	2%
Retirement Plan Services	38	41	-7%	72	90	-20%
Life Insurance	138	136	1%	281	279	1%
Group Protection	27	26	4%	43	50	-14%
Other Operations	(39)	(22)	-77%	(73)	(60)	-22%
Excluded realized gain (loss), after-tax	12	(21)	157%	(61)	(34)	-79%
Benefit ratio unlocking, after-tax	(10)	(1)	NM	14	3	NM
Income (loss) from continuing operations, after-tax	324	304	7%	570	617	-8%
Income (loss) from discontinued operations, after-tax	-	-	NM	(1)	-	NM
Net income (loss)	$324	$304	7%	$569	$617	-8%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Deposits
Annuities	$2,867	$2,927	-2%	$5,347	$5,566	-4%
Retirement Plan Services	1,291	1,199	8%	2,802	2,540	10%
Life Insurance	1,137	1,274	-11%	2,297	2,544	-10%
Total deposits	$5,295	$5,400	-2%	$10,446	$10,650	-2%

Net Flows
Annuities	$701	$700	0%	$994	$1,183	-16%
Retirement Plan Services	194	(178)	209%	406	(44)	NM
Life Insurance	723	868	-17%	1,474	1,689	-13%
Total net flows	$1,618	$1,390	16%	$2,874	$2,828	2%

	As of June 30,
	2012	2011	Change
Account Values
Annuities	$90,377	$88,840	2%
Retirement Plan Services	41,397	40,287	3%
Life Insurance	36,121	34,567	4%
Total account values	$167,895	$163,694	3%

Comparison of the Three Months Ended June 30, 2012 to 2011

Net income increased due primarily to the following:

•	Widening of our credit spreads during 2012 leading to realized gains related to our non-performance risk (“NPR”) on guaranteed living benefit (“GLB”) liabilities; and
•	Growth in account values, insurance in force and group earned premiums.

The increase in net income was partially offset by the following:

•	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Investments in strategic initiatives related to expanding distribution and support and updating information technology, partially offset by aggressively managing expenses.

Comparison of the Six Months Ended June 30, 2012 to 2011

Net income decreased due primarily to the following:

•	Higher gross realized gains during 2011 originating from asset sales to reposition the investment portfolio;
•	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Investments in strategic initiatives related to expanding distribution and support and updating information technology, partially offset by aggressively managing expenses.

The decrease in net income was partially offset by growth in account values, insurance in force and group earned premiums.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums (1)	$18	$22	-18%	$35	$45	-22%
Insurance fees	323	321	1%	648	631	3%
Net investment income	279	278	0%	551	566	-3%
Operating realized gain (loss)	25	23	9%	53	46	15%
Other revenues and fees (2)	89	91	-2%	178	180	-1%
Total operating revenues	734	735	0%	1,465	1,468	0%
Operating Expenses
Interest credited	163	178	-8%	333	352	-5%
Benefits	49	43	14%	95	78	22%
Commissions and other expenses	326	335	-3%	679	675	1%
Total operating expenses	538	556	-3%	1,107	1,105	0%
Income (loss) from operations before taxes	196	179	9%	358	363	-1%
Federal income tax expense (benefit)	38	34	12%	64	74	-14%
Income (loss) from operations	$158	$145	9%	$294	$289	2%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended June 30, 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income, net of interest credited, driven by:
▪
Higher average fixed account values since the second quarter of 2011 (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and

▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information);
partially offset by:
▪	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•
Lower commissions and other expenses driven by higher average equity markets than our model projections assumed resulting in higher projected EGPs and a lower amortization rate, partially offset by higher trail commissions and investments in strategic initiatives related to expanding distribution and support and updating information technology during 2012.

The increase in income from operations was partially offset by higher benefits due to an increase in the growth in benefit reserves from higher than expected GLB and guaranteed death benefit payments.

Comparison of the Six Months Ended June 30, 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•
Higher insurance fees driven by higher average daily variable account values since the second quarter of 2011 (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values);

•	More favorable tax items recorded in 2012 than in 2011 driven by tax preferred investments and other items;
•	Higher net investment income, net of interest credited, driven by:
▪
Higher average fixed account values since the second quarter of 2011 (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and

▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information);
partially offset by:
▪	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
▪	Lower prepayment and bond makewhole premiums (See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information).

The increase in income from operations was partially offset by the following:

•	Higher benefits attributable to the following:
▪	Unfavorable mortality experience on SPIA during 2012 as compared to favorable experience during 2011; and
▪	An increase in the growth in benefit reserves from higher than expected GLB payments; and
•
Higher commissions and other expenses due to higher trail commissions and investments in strategic initiatives related to updating information technology and expanding distribution and support during 2012, partially offset by higher average equity markets than our model projections assumed resulting in higher projected EGPs and a lower amortization rate.

Additional Information

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for annuity products with living benefit and death benefit guarantees.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2011 Form 10-K for a detailed discussion of our prospective unlocking process.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 7% and 8% for the three and six months ended June 30, 2012, respectively, compared to 8% for the corresponding periods in 2011.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Insurance Fees
Mortality, expense and other assessments	$323	$325	-1%	$642	$636	1%
Surrender charges	4	10	-60%	10	20	-50%
DFEL:
Deferrals	(7)	(19)	63%	(13)	(35)	63%
Amortization, net of interest	3	5	-40%	9	10	-10%
Total insurance fees	$323	$321	1%	$648	$631	3%
	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Account Value Information
Variable annuity deposits (1)	$1,631	$1,620	1%	$3,103	$3,143	-1%
Increases (decreases) in variable annuity account values:
Net flows (1)	11	(82)	113%	(155)	(202)	23%
Change in market value (1)	(2,154)	147	NM	3,390	2,364	43%
Transfers to the variable portion of variable annuity products from the fixed portion of variable annuity products	696	699	0%	1,368	1,531	-11%
Variable annuity account values (1)	69,615	68,551	2%	69,615	68,551	2%
Average daily variable annuity account values (1)	69,222	68,262	1%	69,113	67,365	3%
Average daily S&P 500	1,350.01	1,318.52	2%	1,348.13	1,310.42	3%

(1)	Excludes the fixed portion of variable.

We charge contract holders mortality and expense assessments on variable annuity accounts to cover insurance and administrative expenses.  These assessments are a function of the rates priced into the product and the average daily variable account values.  Average daily account values are driven by net flows and the equity markets.  In addition, for our fixed annuity contracts and for some variable contracts, we collect surrender charges when contract holders surrender their contracts during their surrender charge periods to protect us from premature withdrawals.  Insurance fees include charges on both our variable and fixed annuity products, but exclude the attributed fees on our GLB products; see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Realized Gain (Loss) and Benefit Ratio Unlocking – Operating Realized Gain (Loss)” in our 2011 Form 10-K for discussion of these attributed fees.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$237	$245	-3%	$475	$493	-4%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	4	5	-20%	6	17	-65%
Alternative investments (2)	-	-	NM	1	-	NM
Surplus investments (3)	38	28	36%	69	56	23%
Total net investment income	$279	$278	0%	$551	$566	-3%

Interest Credited
Amount provided to contract holders	$163	$176	-7%	$329	$346	-5%
DSI deferrals	(10)	(9)	-11%	(18)	(18)	0%
Interest credited before DSI amortization	153	167	-8%	311	328	-5%
DSI amortization	10	11	-9%	22	24	-8%
Total interest credited	$163	$178	-8%	$333	$352	-5%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	4.86%	5.19%	(33)	4.89%	5.24%	(35)
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.11%	(4)	0.06%	0.18%	(12)
Alternative investments	0.01%	0.00%	1	0.01%	0.00%	1
Net investment income yield on reserves	4.94%	5.30%	(36)	4.96%	5.42%	(46)

Interest rate credited to contract holders	3.03%	3.38%	(35)	3.09%	3.34%	(25)
Interest rate spread	1.91%	1.92%	(1)	1.87%	2.08%	(21)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Other Information
Fixed annuity deposits (1)	$1,236	$1,307	-5%	$2,244	$2,423	-7%
Increases (decreases) in fixed annuity account values:
Net flows (1)	690	782	-12%	1,149	1,385	-17%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(696)	(699)	0%	(1,368)	(1,531)	11%
Reinvested interest credited (1)	138	185	-25%	408	400	2%
Fixed annuity account values (1)	20,762	20,289	2%	20,762	20,289	2%
Average fixed account values (1)	20,668	20,170	2%	20,601	20,080	3%
Average invested assets on reserves	19,554	18,892	4%	19,538	18,841	4%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions:
Deferrable	$132	$125	6%	$243	$237	3%
Non-deferrable	70	68	3%	142	133	7%
General and administrative expenses	96	93	3%	193	180	7%
Taxes, licenses and fees	6	7	-14%	14	15	-7%
Total expenses incurred, excluding broker-dealer	304	293	4%	592	565	5%
DAC deferrals	(149)	(141)	-6%	(273)	(268)	-2%
Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	155	152	2%	319	297	7%
DAC and VOBA amortization, net of interest	86	93	-8%	184	196	-6%
Broker-dealer expenses incurred	85	90	-6%	176	182	-3%
Total commissions and other expenses	$326	$335	-3%	$679	$675	1%

DAC Deferrals
As a percentage of sales/deposits	5.2%	4.8%		5.1%	4.8%

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance fees	$53	$55	-4%	$105	$110	-5%
Net investment income	202	200	1%	399	405	-1%
Other revenues and fees (1)	3	5	-40%	6	8	-25%
Total operating revenues	258	260	-1%	510	523	-2%
Operating Expenses
Interest credited	112	109	3%	223	217	3%
Commissions and other expenses	96	93	3%	190	178	7%
Total operating expenses	208	202	3%	413	395	5%
Income (loss) from operations before taxes	50	58	-14%	97	128	-24%
Federal income tax expense (benefit)	12	17	-29%	25	38	-34%
Income (loss) from operations	$38	$41	-7%	$72	$90	-20%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of the Three and Six Months Ended June 30, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Lower net investment income, net of interest credited, driven by:
▪	Lower prepayment and bond makewhole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and
▪	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates;
partially offset by:
▪
Higher average fixed account values since the second quarter of 2011 (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and

▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information);
•	Higher commissions and other expenses due to investments in strategic initiatives related to expanding distribution and support and updating information technology during 2012; and
•
Lower insurance fees driven by lower average daily variable account values since the second quarter of 2011 (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values).

The decrease in income from operations was partially offset by more favorable tax items recorded in 2012 than in 2011.

Additional Information

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA and DSI.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2011 Form 10-K for a detailed discussion of our prospective unlocking process.

Net flows in this business fluctuate based on the timing of larger plans rolling onto our platform and rolling off over the course of the year, and we expect this trend will continue during 2012.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 11% and 12% for the three and six months ended June 30, 2012, respectively, compared to 14% and 13% for the corresponding periods in 2011.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 38% and 41% as of June 30, 2012, and 2011, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Insurance Fees
Annuity expense assessments	$44	$46	-4%	$88	$93	-5%
Mutual fund fees	9	8	13%	16	16	0%
Total expense assessments	53	54	-2%	104	109	-5%
Surrender charges	-	1	-100%	1	1	0%
Total insurance fees	$53	$55	-4%	$105	$110	-5%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$6,641	$6,594	1%	$6,167	$6,396	-4%
Gross deposits	372	315	18%	790	641	23%
Withdrawals and deaths	(368)	(325)	-13%	(780)	(709)	-10%
Net flows	4	(10)	140%	10	(68)	115%
Transfers between fixed and variable accounts	-	-	NM	(11)	(6)	-83%
Investment increase and change in market value	(175)	(18)	NM	304	244	25%
Balance as of end-of-period	$6,470	$6,566	-1%	$6,470	$6,566	-1%

Total Mid – Large Segment:
Balance as of beginning-of-period	$19,199	$17,224	11%	$17,435	$16,207	8%
Gross deposits	740	704	5%	1,660	1,535	8%
Withdrawals and deaths	(395)	(657)	40%	(900)	(1,055)	15%
Net flows	345	47	NM	760	480	58%
Transfers between fixed and variable accounts	(5)	(17)	71%	(7)	(38)	82%
Investment increase and change in market value	(406)	79	NM	945	684	38%
Balance as of end-of-period	$19,133	$17,333	10%	$19,133	$17,333	10%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$16,180	$16,490	-2%	$15,531	$16,221	-4%
Gross deposits	179	180	-1%	352	364	-3%
Withdrawals and deaths	(334)	(395)	15%	(716)	(820)	13%
Net flows	(155)	(215)	28%	(364)	(456)	20%
Investment increase and change in market value	(231)	113	NM	627	623	1%
Balance as of end-of-period	$15,794	$16,388	-4%	$15,794	$16,388	-4%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$42,020	$40,308	4%	$39,133	$38,824	1%
Gross deposits	1,291	1,199	8%	2,802	2,540	10%
Withdrawals and deaths	(1,097)	(1,377)	20%	(2,396)	(2,584)	7%
Net flows	194	(178)	209%	406	(44)	NM
Transfers between fixed and variable accounts	(5)	(17)	71%	(18)	(44)	59%
Investment increase and change in market value	(812)	174	NM	1,876	1,551	21%
Balance as of end-of-period (1)	$41,397	$40,287	3%	$41,397	$40,287	3%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Account Value Information
Variable annuity deposits (1)	$409	$393	4%	$877	$808	9%
Increases (decreases) in variable annuity account values:
Net flows (1)	(83)	(123)	33%	(188)	(295)	36%
Change in market value (1)	(484)	16	NM	773	712	9%
Transfers from the variable portion of variable annuity products to the fixed portion of variable annuity products	(53)	(40)	-33%	(114)	(90)	-27%
Variable annuity account values (1)	13,338	14,254	-6%	13,338	14,254	-6%
Average daily variable annuity account values (1)	13,373	14,284	-6%	13,481	14,231	-5%
Average daily S&P 500	1,350.01	1,318.52	2%	1,348.13	1,310.42	3%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$182	$179	2%	$364	$356	2%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	1	7	-86%	2	18	-89%
Alternative investments (2)	1	-	NM	1	1	0%
Surplus investments (3)	18	14	29%	32	30	7%
Total net investment income	$202	$200	1%	$399	$405	-1%

Interest Credited	$112	$109	3%	$223	$217	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.28%	5.55%	(27)	5.30%	5.58%	(28)
Commercial mortgage loan prepayment and bond makewhole premiums	0.02%	0.23%	(21)	0.03%	0.29%	(26)
Alternative investments	0.02%	0.01%	1	0.02%	0.02%	-
Net investment income yield on reserves	5.32%	5.79%	(47)	5.35%	5.89%	(54)
Interest rate credited to contract holders	3.22%	3.34%	(12)	3.22%	3.35%	(13)
Interest rate spread	2.10%	2.45%	(35)	2.13%	2.54%	(41)

	As of or For the Three			As of or For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Other Information
Fixed annuity deposits (1)	$346	$319	8%	$716	$664	8%
Increases (decreases) in fixed annuity account values:
Net flows (1)	(23)	(118)	81%	(58)	(109)	47%
Transfers to the fixed portion of variable annuity products from the variable portion of variable annuity products	53	40	33%	114	90	27%
Reinvested interest credited (1)	112	109	3%	222	216	3%
Fixed annuity account values (1)	14,003	13,025	8%	14,003	13,025	8%
Average fixed account values (1)	13,903	13,000	7%	13,812	12,933	7%
Average invested assets on reserves	13,800	12,830	8%	13,695	12,738	8%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions:
Deferrable	$5	$5	0%	$10	$10	0%
Non-deferrable	12	12	0%	25	24	4%
General and administrative expenses	75	71	6%	147	134	10%
Taxes, licenses and fees	3	4	-25%	8	9	-11%
Total expenses incurred	95	92	3%	190	177	7%
DAC deferrals	(9)	(9)	0%	(19)	(17)	-12%
Total expenses recognized before amortization	86	83	4%	171	160	7%
DAC and VOBA amortization, net of interest	10	10	0%	19	18	6%
Total commissions and other expenses	$96	$93	3%	$190	$178	7%

DAC Deferrals
As a percentage of annuity sales/deposits	1.2%	1.3%		1.2%	1.2%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums	$114	$112	2%	$222	$220	1%
Insurance fees	511	523	-2%	1,040	975	7%
Net investment income	606	588	3%	1,195	1,167	2%
Other revenues and fees	6	6	0%	12	14	-14%
Total operating revenues	1,237	1,229	1%	2,469	2,376	4%
Operating Expenses
Interest credited	311	307	1%	622	610	2%
Benefits	477	609	-22%	952	1,056	-10%
Commissions and other expenses	248	111	123%	486	298	63%
Total operating expenses	1,036	1,027	1%	2,060	1,964	5%
Income (loss) from operations before taxes	201	202	0%	409	412	-1%
Federal income tax expense (benefit)	63	66	-5%	128	133	-4%
Income (loss) from operations	$138	$136	1%	$281	$279	1%

Comparison of the Three and Six Months Ended June 30, 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•
Lower benefits attributable to the effect of prospective unlocking during 2011, partially offset by higher death claims and surrender benefits and continued growth in our secondary guarantee life insurance business;

•	Higher insurance fees due to growth in insurance in force; and
•	Higher net investment income, net of interest credited, driven by:
▪	Growth in business in force;
partially offset by:
▪	Less favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for more information); and
▪	Spread compression due to new money rates averaging below our portfolio yields, partially offset by lower interest crediting rates.

The increase in income from operations was partially offset by higher commissions and other expenses attributable to the effect of prospective unlocking during 2011.

When comparing the three months ended June 30, 2012 to 2011, the decrease in insurance fees was due to lower surrender charges and the effect of prospective unlocking during 2011, partially offset by growth in business in force.

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

Included in the letters of credit (“LOCs”) issued as of June 30, 2012, was approximately $1.9 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $65 million and $1.0 billion was issued for UL business with secondary guarantees through 2015 and 2031, respectively, and approximately $855 million was issued for term business through 2023.  We have also used the proceeds from senior note issuances of approximately $1.1 billion to execute long-term structured solutions supporting secondary guarantee UL and term business.  LOCs and related capital market alternatives lower the capital effect of secondary guarantee UL products.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force secondary guarantee UL business.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” as updated in “Part II – Item 1A. Risk Factors” below for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

In the third quarter of each year, we conduct our annual comprehensive review of the assumptions and models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DFEL and secondary guarantee life insurance product reserves.  See “DAC, VOBA, DSI and DFEL” in Note 1 of our 2011 Form 10-K for a detailed discussion of our prospective unlocking process.

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

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.  However, we face conditions in the marketplace as discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Executive Summary – Current Market Conditions” in our 2011 Form 10-K that may challenge our sales volume for the remainder of 2012.  For example, we are implementing pricing changes to our products that reflect the current low interest rate environment that we believe will lower our sales volumes and could potentially reduce our market share until competitive conditions change.

We provide information about this segment’s operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

Insurance Premiums

Insurance premiums relate to traditional products and are a function of the rates priced into the product and the level of insurance in force.  Insurance in force, in turn, is driven by sales, persistency and mortality experience.

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Insurance Fees
Mortality assessments	$329	$327	1%	$667	$651	2%
Expense assessments	205	234	-12%	411	464	-11%
Surrender charges	20	29	-31%	43	53	-19%
DFEL:
Deferrals	(82)	(116)	29%	(165)	(242)	32%
Amortization, net of interest:
Prospective unlocking - assumption changes	-	19	-100%	-	17	-100%
Prospective unlocking - model refinements	-	(14)	100%	(6)	(32)	81%
Amortization, net of interest, excluding unlocking	39	44	-11%	90	64	41%
Total insurance fees	$511	$523	-2%	$1,040	$975	7%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Sales by Product
UL:
Excluding MoneyGuard®	$51	$83	-39%	$98	$168	-42%
MoneyGuard®	41	39	5%	82	73	12%
Total UL	92	122	-25%	180	241	-25%
VUL	12	11	9%	21	21	0%
COLI and BOLI	11	10	10%	22	27	-19%
Term	13	14	-7%	26	27	-4%
Total sales	$128	$157	-18%	$249	$316	-21%

Net Flows
Deposits	$1,137	$1,274	-11%	$2,297	$2,544	-10%
Withdrawals and deaths	(414)	(406)	-2%	(823)	(855)	4%
Net flows	$723	$868	-17%	$1,474	$1,689	-13%

Contract Holder Assessments	$800	$815	-2%	$1,605	$1,622	-1%

	As of June 30,
	2012	2011	Change
Account Values
UL	$28,607	$26,990	6%
VUL	5,230	5,300	-1%
Interest-sensitive whole life	2,284	2,277	0%
Total account values	$36,121	$34,567	4%

In-Force Face Amount
UL and other	$308,763	$302,205	2%
Term insurance	273,305	268,520	2%
Total in-force face amount	$582,068	$570,725	2%

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

Sales in the table above and as discussed above were reported as follows:

•	MoneyGuard® (our linked-benefit product) – 15% of single premium deposits;
•
MoneyGuard® (flexible premium option), UL (excluding linked-benefit products) and VUL (including corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”)) – first year commissionable premiums plus 5% of excess premiums received, including an adjustment for internal replacements of approximately 50% of commissionable premiums; and

•	Term – 100% of first year paid premiums.

UL and VUL products with secondary guarantees represented 38% of interest-sensitive life insurance in force as of June 30, 2012, and 34% and 33% of sales for the three and six months ended June 30, 2012, respectively, as compared to 51% and 50% of sales for the corresponding periods in 2011.  Changes in the marketplace and continuing efforts to increase sales of higher return products are resulting in a shift in our business mix away from UL products with secondary guarantees to products like Indexed UL, VUL and term.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$547	$522	5%	$1,089	$1,040	5%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	6	11	-45%	8	15	-47%
Alternative investments (2)	13	23	-43%	27	48	-44%
Surplus investments (3)	40	32	25%	71	64	11%
Total net investment income	$606	$588	3%	$1,195	$1,167	2%

Interest Credited	$311	$307	1%	$622	$610	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.75%	5.82%	(7)	5.75%	5.86%	(11)
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.14%	(7)	0.05%	0.09%	(4)
Alternative investments	0.15%	0.29%	(14)	0.16%	0.31%	(15)
Net investment income yield on reserves	5.97%	6.25%	(28)	5.96%	6.26%	(30)
Interest rate credited to contract holders	3.92%	4.09%	(17)	3.94%	4.09%	(15)
Interest rate spread	2.05%	2.16%	(11)	2.02%	2.17%	(15)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.79%	6.00%	(21)	5.76%	5.95%	(19)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.00%	4	0.02%	0.05%	(3)
Alternative investments	0.02%	0.00%	2	0.01%	0.01%	-
Net investment income yield on reserves	5.85%	6.00%	(15)	5.79%	6.01%	(22)
	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$33,809	$31,488	7%	$33,540	$31,140	8%
Account values - universal and whole life	31,450	29,817	5%	31,330	29,629	6%

Attributable to traditional products:
Invested assets on reserves	4,273	4,285	0%	4,278	4,279	0%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Benefits
Death claims direct and assumed	$777	$721	8%	$1,580	$1,420	11%
Death claims ceded	(370)	(351)	-5%	(785)	(669)	-17%
Reserves released on death	(136)	(105)	-30%	(242)	(237)	-2%
Net death benefits	271	265	2%	553	514	8%
Change in secondary guarantee life insurance product reserves:
Prospective unlocking - assumption changes	-	18	-100%	-	29	-100%
Prospective unlocking - model refinements	-	129	-100%	9	162	-94%
Change in reserves, excluding unlocking	126	125	1%	245	234	5%
Other benefits (1)	80	72	11%	145	117	24%
Total benefits	$477	$609	-22%	$952	$1,056	-10%

Death claims per $1,000 of in-force	1.87	1.86	1%	1.91	1.81	6%

(1)	Includes primarily traditional product changes in reserves and dividends.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions	$126	$166	-24%	$256	$339	-24%
General and administrative expenses	116	114	2%	239	227	5%
Expenses associated with reserve financing	16	14	14%	32	28	14%
Taxes, licenses and fees	35	35	0%	69	70	-1%
Total expenses incurred	293	329	-11%	596	664	-10%
DAC and VOBA deferrals	(143)	(192)	26%	(289)	(386)	25%
Total expenses recognized before amortization	150	137	9%	307	278	10%
DAC and VOBA amortization, net of interest:
Prospective unlocking - assumption changes	-	(4)	100%	-	(11)	100%
Prospective unlocking - model refinements	-	(134)	100%	(33)	(203)	84%
Amortization, net of interest, excluding unlocking	97	111	-13%	210	232	-9%
Other intangible amortization	1	1	0%	2	2	0%
Total commissions and other expenses	$248	$111	123%	$486	$298	63%

DAC and VOBA Deferrals
As a percentage of sales	111.7%	122.3%		116.1%	122.2%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums	$495	$460	8%	$958	$897	7%
Net investment income	42	39	8%	80	78	3%
Other revenues and fees	3	2	50%	5	4	25%
Total operating revenues	540	501	8%	1,043	979	7%
Operating Expenses
Interest credited	1	1	0%	2	2	0%
Benefits	368	345	7%	718	672	7%
Commissions and other expenses	129	115	12%	257	228	13%
Total operating expenses	498	461	8%	977	902	8%
Income (loss) from operations before taxes	42	40	5%	66	77	-14%
Federal income tax expense (benefit)	15	14	7%	23	27	-15%
Income (loss) from operations	$27	$26	4%	$43	$50	-14%

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Income (Loss) from Operations by Product Line
Life	$10	$9	11%	$13	$17	-24%
Disability	17	17	0%	30	33	-9%
Dental	(1)	(1)	0%	(2)	(3)	33%
Total non-medical	26	25	4%	41	47	-13%
Medical	1	1	0%	2	3	-33%
Income (loss) from operations	$27	$26	4%	$43	$50	-14%

Comparison of the Three Months Ended June 30, 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	More favorable non-medical loss ratio experience;
•	Growth in insurance premiums driven by normal, organic business growth in our non-medical products; and
•	More favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for more information).

The increase in income from operations was partially offset by higher commissions and other expenses attributable to an increase in business and investments in strategic initiatives associated with enhancements to sales and distribution processes and improvements to technology platforms.

Comparison of the Six Months Ended June 30, 2012 to 2011

Income from operations for this segment decreased due primarily to higher commissions and other expenses attributable to an increase in business and investments in strategic initiatives associated with enhancements to sales and distribution processes and improvements to technology platforms.

The decrease in income from operations was partially offset by growth in insurance premiums driven by normal, organic business growth in our non-medical products and more favorable investment income on alternative investments (see “Consolidated Investments – Alternative Investments” below for more information).

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

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Insurance Premiums by Product Line
Life	$191	$174	10%	$377	$344	10%
Disability	204	190	7%	402	376	7%
Dental	47	45	4%	93	92	1%
Total non-medical	442	409	8%	872	812	7%
Medical	53	51	4%	86	85	1%
Total insurance premiums	$495	$460	8%	$958	$897	7%

Sales	$89	$67	33%	$156	$113	38%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Benefits and Interest Credited by Product Line
Life	$143	$132	8%	$289	$261	11%
Disability	142	132	8%	281	263	7%
Dental	36	36	0%	74	75	-1%
Total non-medical	321	300	7%	644	599	8%
Medical	48	46	4%	76	75	1%
Total benefits and interest credited	$369	$346	7%	$720	$674	7%

Loss Ratios by Product Line
Life	75.0%	76.1%		76.6%	76.0%
Disability	69.6%	69.4%		69.8%	69.7%
Dental	76.5%	79.9%		79.2%	81.8%
Total non-medical	72.7%	73.4%		73.8%	73.7%
Medical	89.7%	89.4%		88.9%	88.1%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions	$53	$49	8%	$107	$100	7%
General and administrative expenses	69	57	21%	130	107	21%
Taxes, licenses and fees	13	10	30%	25	21	19%
Total expenses incurred	135	116	16%	262	228	15%
DAC deferrals	(17)	(10)	-70%	(28)	(19)	-47%
Total expenses recognized before amortization	118	106	11%	234	209	12%
DAC and VOBA amortization, net of interest	11	9	22%	23	19	21%
Total commissions and other expenses	$129	$115	12%	$257	$228	13%

DAC Deferrals
As a percentage of insurance premiums	3.4%	2.2%		2.9%	2.1%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized on either a straight-line basis or as a level percent of premium of the related contracts depending on the block of business.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums	$3	$-	NM	$4	$-	NM
Net investment income	68	76	-11%	137	156	-12%
Amortization of deferred gain on business sold through reinsurance	18	18	0%	36	36	0%
Media revenues (net)	21	19	11%	38	36	6%
Other revenues and fees	3	1	200%	5	4	25%
Total operating revenues	113	114	-1%	220	232	-5%
Operating Expenses
Interest credited	30	29	3%	61	58	5%
Benefits	35	28	25%	63	62	2%
Media expenses	16	17	-6%	32	34	-6%
Other expenses	15	3	NM	36	29	24%
Interest and debt expense	68	72	-6%	135	144	-6%
Total operating expenses	164	149	10%	327	327	0%
Income (loss) from operations before taxes	(51)	(35)	-46%	(107)	(95)	-13%
Federal income tax expense (benefit)	(12)	(13)	8%	(34)	(35)	3%
Income (loss) from operations	$(39)	$(22)	-77%	$(73)	$(60)	-22%

Comparison of the Three and Six Months Ended June 30, 2012 to 2011

Loss from operations for Other Operations increased due primarily to the following:

•	Lower net investment income, net of interest credited, attributable to:
▪	New money rates averaging below our portfolio yields; and
▪
Repurchases of common stock, net cash used in operating activities due to interest payments and transfers to other segments for other-than-temporary impairment (“OTTI”) resulting in lower average invested assets;

•	Higher other expenses due to timing of general and administrative expenses, such as branding; and
•	Less favorable tax items recorded in 2012 than in 2011 driven by tax preferred investments and other items.

The increase in loss from operations was partially offset by lower interest and debt expenses attributable to a decline in the rate on outstanding debt during 2012.

Additional Information

We provide information about Other Operations’ operating revenue and operating expense line items, the period in which amounts are recognized, key drivers of changes and historical details underlying the line items and their associated drivers below.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Other Expenses
General and administrative expenses:
Legal	$-	$(7)	100%	$1	$2	-50%
Branding	9	5	80%	17	10	70%
Other (1)	13	10	30%	27	24	13%
Total general and administrative expenses	22	8	175%	45	36	25%
Taxes, licenses and fees	(4)	(3)	-33%	(3)	(3)	0%
Inter-segment reimbursement associated with reserve financing and LOC expenses (2)	(3)	(2)	-50%	(6)	(4)	-50%
Total other expenses	$15	$3	NM	$36	$29	24%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$25	$24	4%	$52	$46	13%
Total excluded realized gain (loss)	18	(33)	155%	(95)	(53)	-79%
Total realized gain (loss), pre-tax	$43	$(9)	NM	$(43)	$(7)	NM

Reconciliation of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$12	$(21)	157%	$(61)	$(34)	-79%
Benefit ratio unlocking	(10)	(1)	NM	13	3	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$2	$(22)	109%	$(48)	$(31)	-55%

Components of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(33)	$(21)	NM	$(64)	$(31)	NM
Gain (loss) on the mark-to-market on certain instruments	(12)	(1)	NM	25	6	NM
Variable annuity net derivatives results:
Hedge program performance	(38)	(11)	NM	(20)	(29)	31%
GLB NPR component	86	11	NM	2	21	-90%
Total variable annuity net derivatives results	48	-	NM	(18)	(8)	NM
Indexed annuity forward-starting option	(1)	-	NM	9	2	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$2	$(22)	109%	$(48)	$(31)	-55%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three Months Ended June 30, 2012 to 2011

We had realized gains during 2012 as compared to losses during 2011 due primarily to gains on variable annuity net derivatives results attributable to widening of our credit spreads during 2012 resulting in a more favorable GLB NPR component (see

“Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined), partially offset by more volatile capital markets during 2012 resulting in less favorable hedge program performance.

The realized gains were partially offset by the following:

•
Higher gross realized gains during 2011 originating from asset sales to reposition the investment portfolio (see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below for more information); and

•
Higher losses on the mark-to-market on certain instruments attributable to spreads widening on corporate credit default swaps, partially offset by declines in interest rates leading to an increase in the value of our trading securities.

Comparison of the Six Months Ended June 30, 2012 to 2011

We had higher realized losses during 2012 as compared to 2011 due primarily to the following:

•	Higher gross realized gains during 2011 originating from asset sales to reposition the investment portfolio; and
•	Higher losses on variable annuity net derivatives results attributable to:
▪	Narrowing of our credit spreads during 2012 resulting in a less favorable GLB NPR component;
partially offset by:
▪	Less volatile capital markets during 2012 resulting in more favorable hedge program performance.

The higher realized losses during 2012 were partially offset by higher gains on the mark-to-market on certain instruments attributable to spreads narrowing on corporate credit default swaps, partially offset by increases in interest rates leading to a decrease in the value of our trading securities.

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

The variable annuity hedge program ended the second quarter of 2012 with assets of $2.7 billion, which were in excess of the estimated liability of $2.3 billion as of June 30, 2012.

As of June 30, 2012, the net effect of the NPR resulted in a $200 million decrease in the liability for our GLB embedded derivative reserves.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
10-year CDS spread	3.48%	2.40%	3.65%	4.42%	2.02%
NPR factor related to 10-year CDS spread	0.45%	0.25%	0.43%	0.51%	0.24%
Unadjusted embedded derivative liability	$2,116	$1,083	$2,418	$2,642	$306

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of June 30, 2012, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $330 million, pre-DAC and pre-tax. Under this scenario, the effect of the NPR would result in an increase rather than a decrease to the unadjusted embedded derivative liability.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of June 30, 2012, then there would have been a favorable effect to net income of approximately $120 million, pre-DAC and pre-tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our credit default swap (“CDS”) spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2011 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011
Investments
AFS securities:
Fixed maturity	$79,191	$75,433	81.8%	81.0%
VIEs' fixed maturity	705	700	0.7%	0.8%
Total fixed maturity	79,896	76,133	82.5%	81.8%
Equity	154	139	0.2%	0.1%
Trading securities	2,649	2,675	2.7%	2.9%
Mortgage loans on real estate	6,804	6,942	7.0%	7.4%
Real estate	116	137	0.1%	0.1%
Policy loans	2,829	2,884	3.0%	3.1%
Derivative investments	3,399	3,151	3.5%	3.4%
Alternative investments	802	807	0.8%	0.9%
Other investments	239	262	0.2%	0.3%
Total investments	$96,888	$93,130	100.0%	100.0%

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

	As of June 30, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,065	$831	$100	$9,796	12.3%
Basic industry	3,669	374	21	4,022	5.0%
Capital goods	4,300	528	26	4,802	6.0%
Communications	3,543	429	34	3,938	4.9%
Consumer cyclical	3,484	408	37	3,855	4.8%
Consumer non-cyclical	8,846	1,344	3	10,187	12.8%
Energy	5,483	725	4	6,204	7.8%
Technology	1,923	212	2	2,133	2.7%
Transportation	1,501	180	1	1,680	2.1%
Industrial other	951	85	1	1,035	1.3%
Utilities	11,266	1,596	25	12,837	16.1%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	2,805	325	-	3,130	3.9%
Non-agency backed	1,348	19	133	1,234	1.5%
Mortgage pass through securities ("MPTS"):
Agency backed	2,654	178	-	2,832	3.6%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	1,304	71	68	1,307	1.6%
Corporate asset-backed securities ("ABS"):
CDOs	104	-	3	101	0.1%
Commercial real estate ("CRE") CDOs	31	-	12	19	0.0%
Credit card	665	46	-	711	0.9%
Home equity	845	4	238	611	0.8%
Manufactured housing	77	5	1	81	0.1%
Auto loan	23	-	-	23	0.0%
Other	292	28	2	318	0.4%
Municipals:
Taxable	3,488	764	8	4,244	5.3%
Tax-exempt	37	3	-	40	0.1%
Government and government agencies:
United States	1,465	250	-	1,715	2.1%
Foreign	1,651	202	1	1,852	2.3%
Hybrid and redeemable preferred securities	1,248	63	123	1,188	1.5%
Total fixed maturity AFS securities	72,069	8,670	843	79,896	100.0%
Equity AFS Securities	143	19	8	154
Total AFS securities	72,212	8,689	851	80,050
Trading Securities (1)	2,258	420	29	2,649
Total AFS and trading securities	$74,470	$9,109	$880	$82,699

	As of December 31, 2011
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,926	$607	$158	$9,375	12.3%
Basic industry	3,394	323	27	3,690	4.8%
Capital goods	3,933	455	9	4,379	5.8%
Communications	3,247	364	37	3,574	4.7%
Consumer cyclical	3,226	345	36	3,535	4.6%
Consumer non-cyclical	7,956	1,190	1	9,145	12.0%
Energy	5,026	690	6	5,710	7.5%
Technology	1,682	192	3	1,871	2.5%
Transportation	1,360	166	1	1,525	2.0%
Industrial other	755	74	3	826	1.1%
Utilities	10,644	1,457	27	12,074	15.8%
CMOs:
Agency backed	3,226	357	-	3,583	4.7%
Non-agency backed	1,481	12	199	1,294	1.7%
MPTS:
Agency backed	2,982	179	-	3,161	4.2%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	1,642	73	115	1,600	2.1%
ABS:
CDOs	88	-	6	82	0.1%
CRE CDOs	33	-	13	20	0.0%
Credit card	790	47	-	837	1.1%
Home equity	905	3	271	637	0.8%
Manufactured housing	85	5	1	89	0.1%
Auto loan	52	1	-	53	0.1%
Other	246	29	1	274	0.4%
Municipals:
Taxable	3,452	565	9	4,008	5.3%
Tax-exempt	38	1	-	39	0.1%
Government and government agencies:
United States	1,468	232	-	1,700	2.2%
Foreign	1,746	152	4	1,894	2.5%
Hybrid and redeemable preferred securities	1,277	50	170	1,157	1.5%
Total fixed maturity AFS securities	69,661	7,569	1,097	76,133	100.0%
Equity AFS Securities	135	16	12	139
Total AFS securities	69,796	7,585	1,109	76,272
Trading Securities (1)	2,301	408	34	2,675
Total AFS and trading securities	$72,097	$7,993	$1,143	$78,947

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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of June 30, 2012			As of December 31, 2011
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total
Investment Grade Securities
1	Aaa / Aa / A	$42,102	$48,004	60.1%	$42,436	$47,490	62.4%
2	Baa	26,153	28,438	35.6%	23,323	25,237	33.1%
Total investment grade securities		68,255	76,442	95.7%	65,759	72,727	95.5%

Below Investment Grade Securities
3	Ba	2,504	2,439	3.0%	2,466	2,350	3.1%
4	B	884	723	0.9%	960	750	1.0%
5	Caa and lower	315	211	0.3%	318	218	0.3%
6	In or near default	111	81	0.1%	158	88	0.1%
Total below investment grade securities		3,814	3,454	4.3%	3,902	3,406	4.5%
Total fixed maturity AFS securities		$72,069	$79,896	100.0%	$69,661	$76,133	100.0%

Total securities below investment grade as a percentage of total fixed maturity AFS securities		5.3%	4.3%		5.6%	4.5%
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

We have identified exposure to select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary and Cyprus.  These countries were identified due to high credit spreads and political and economic uncertainty in these countries.  The exposure was determined by country of domicile, provided that a meaningful portion of revenues is generated from the country of domicile.  As of June 30, 2012, we had direct sovereign exposure only to Italy with an amortized cost and fair value of $3 million.  We had no exposure to any issuers, sovereign or non-sovereign, located in Greece, Hungary or Cyprus.  Our exposure to banks in Greece, Ireland, Italy, Portugal, Spain, Hungary and Cyprus is limited to two large Spanish banks where our investments are in subsidiaries located outside of Spain with an amortized cost and fair value of $63 million.

Our total non-banking and non-sovereign AFS securities exposure to Ireland, Italy, Portugal, Greece and Spain had an amortized cost of $756 million and a fair value of $752 million as of June 30, 2012, of which 51% was related to large multinational companies domiciled in those countries.  The detailed breakout by country (in millions) as of June 30, 2012, was as follows:

	Amortized	Fair
	Cost	Value
Spain	$361	$365
Ireland	215	207
Italy	140	148
Portugal	40	32
Greece	-	-
Total	$756	$752

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

As of June 30, 2012, and December 31, 2011, 67.9% and 67.4%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 4 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of June 30, 2012, decreased $258 million.  As more fully described in Note 1 in our 2011 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of June 30, 2012, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of June 30, 2012, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$256	$68	1 to 41	28	29.0%	17.0%
Hybrid and redeemable preferred securities	550	123	1 to 54	30	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $102.1 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $83.8 billion as of June 30, 2012.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $73.9 billion, excluding consolidated variable interest entities (“VIEs”) in the amount of $705 million, as of June 30, 2012, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2011 Form 10-K and Note 4 for additional discussion.

As of June 30, 2012, and December 31, 2011, the estimated fair value for all private securities was $10.5 billion and $9.3 billion, respectively, representing 11% and 10%, respectively, of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 3 in this report and Note 4 in our 2011 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2011 Form 10-K for a discussion of our MBS.

Our RMBS had a market value of $7.4 billion and an unrealized gain of $406 million, or 6%, as of June 30, 2012.

The market value of AFS and trading securities backed by subprime loans was $422 million and represented less than 1% of our total investment portfolio as of June 30, 2012.  AFS securities represented $409 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of June 30, 2012.  AFS and trading securities rated A or above represented 39% of the subprime investments and $216 million in market value of our subprime investments was backed by loans originating in 2005 and forward as of June 30, 2012.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of June 30, 2012:

	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$5,962	$5,458	$789	$821	$446	$529	$-	$-	$7,197	$6,808
ABS home equity	4	4	-	-	199	262	408	579	611	845
Total by type (1)(2)	$5,966	$5,462	$789	$821	$645	$791	$408	$579	$7,808	$7,653

Rating
AAA	$5,900	$5,401	$36	$35	$4	$4	$30	$31	$5,970	$5,471
AA	52	48	48	46	11	11	62	69	173	174
A	14	13	45	44	45	44	61	62	165	163
BBB	-	-	54	56	52	54	38	41	144	151
BB and below	-	-	606	640	533	678	217	376	1,356	1,694
Total by rating (1)(2)(3)	$5,966	$5,462	$789	$821	$645	$791	$408	$579	$7,808	$7,653

Origination Year
2004 and prior	$1,181	$1,079	$191	$191	$214	$238	$196	$244	$1,782	$1,752
2005	776	691	112	125	239	282	158	222	1,285	1,320
2006	230	204	153	159	157	219	53	111	593	693
2007	1,039	923	333	346	35	52	1	2	1,408	1,323
2008	208	188	-	-	-	-	-	-	208	188
2009	1,026	952	-	-	-	-	-	-	1,026	952
2010	933	874	-	-	-	-	-	-	933	874
2011	445	423	-	-	-	-	-	-	445	423
2012	128	128	-	-	-	-	-	-	128	128
Total by origination year (1)(2)	$5,966	$5,462	$789	$821	$645	$791	$408	$579	$7,808	$7,653

Total AFS RMBS as a percentage of total AFS securities									9.8%	10.6%

Total prime/non-agency, Alt-A and subprime as a percentage of total AFS securities									2.3%	3.0%

(1)
Does not include the fair value of trading securities totaling $238 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $238 million in trading securities consisted of $215 million prime, $10 million Alt-A and $13 million subprime.

(2)
Does not include the amortized cost of trading securities totaling $226 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $226 million in trading securities consisted of $199 million prime, $12 million Alt-A and $15 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of June 30, 2012:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,263	$1,235	$44	$69	$-	$-	$1,307	$1,304
CRE CDOs	-	-	-	-	19	31	19	31
Total by type (1)(2)	$1,263	$1,235	$44	$69	$19	$31	$1,326	$1,335

Rating
AAA	$817	$760	$13	$13	$-	$-	$830	$773
AA	137	135	10	10	-	-	147	145
A	134	131	6	6	-	-	140	137
BBB	91	92	5	6	6	7	102	105
BB and below	84	117	10	34	13	24	107	175
Total by rating (1)(2)(3)	$1,263	$1,235	$44	$69	$19	$31	$1,326	$1,335

Origination Year
2004 and prior	$620	$615	$23	$23	$3	$3	$646	$641
2005	312	294	20	44	6	7	338	345
2006	137	134	1	2	10	21	148	157
2007	136	138	-	-	-	-	136	138
2010	58	54	-	-	-	-	58	54
Total by origination year (1)(2)	$1,263	$1,235	$44	$69	$19	$31	$1,326	$1,335

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							1.7%	1.8%

(1)
Does not include the fair value of trading securities totaling $24 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $24 million in trading securities consisted of $21 million CMBS and $3 million CRE CDOs.

(2)
Does not include the amortized cost of trading securities totaling $28 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $28 million in trading securities consisted of $25 million CMBS and $3 million CRE CDOs.

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

As of June 30, 2012, the amortized cost and fair value of our AFS exposure to Monoline insurers was $553 million and $507 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of June 30, 2012, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$655	12.0%	$911	14.5%	$256	30.1%
Banking	740	13.6%	921	14.6%	181	21.3%
CMOs	818	15.0%	951	15.1%	133	15.6%
CMBS	256	4.7%	324	5.1%	68	8.0%
Retailers	79	1.5%	105	1.7%	26	3.1%
Property and casualty insurers	116	2.1%	141	2.2%	25	2.9%
Media - non-cable	186	3.4%	209	3.3%	23	2.7%
Electric	242	4.4%	264	4.2%	22	2.6%
Diversified manufacturing	244	4.5%	266	4.2%	22	2.6%
Wirelines	174	3.2%	189	3.0%	15	1.8%
Paper	113	2.1%	127	2.0%	14	1.6%
Local authorities	29	0.5%	39	0.6%	10	1.2%
Industries with unrealized losses less than $10 million	1,799	33.0%	1,855	29.5%	56	6.5%
Total by industry	$5,451	100.0%	$6,302	100.0%	$851	100.0%

Total by industry as a percentage of total AFS securities	6.8%		8.7%		100.0%

As of June 30, 2012, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $947 million and $652 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of June 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,743	99.1%	$6,854	98.7%
Delinquent and in foreclosure (1)	61	0.9%	88	1.3%
Total mortgage loans on real estate	$6,804	100.0%	$6,942	100.0%

(1)	As of June 30, 2012, and December 31, 2011, there were 14 and 16 mortgage loans on real estate, respectively, that were delinquent and in foreclosure.

	As of	As of
	June 30,	December 31,
	2012	2011
By Segment
Annuities	$1,310	$1,341
Retirement Plan Services	1,087	1,080
Life Insurance	3,670	3,731
Group Protection	274	278
Other Operations	463	512
Total mortgage loans on real estate	$6,804	$6,942

As of
June 30,
2012
Allowance for Losses
Balance as of beginning-of-year	$31
Additions	6
Charge-offs, net of recoveries	(11)
Balance as of end-of-period	$26

	As of June 30, 2012			As of June 30, 2012
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,135	31.4%	CA	$1,491	21.9%
Industrial	1,722	25.3%	TX	642	9.4%
Retail	1,549	22.8%	MD	454	6.7%
Apartment	1,016	14.9%	VA	344	5.1%
Mixed use	150	2.2%	TN	279	4.1%
Hotel/Motel	126	1.8%	NC	276	4.1%
Other commercial	106	1.6%	WA	260	3.8%
Total	$6,804	100.0%	FL	260	3.8%
			GA	223	3.3%
Geographic Region			AZ	217	3.2%
Pacific	$1,873	27.5%	IN	206	3.0%
South Atlantic	1,690	24.9%	NY	191	2.8%
West South Central	662	9.7%	IL	189	2.8%
East North Central	654	9.6%	NV	176	2.6%
Mountain	543	8.0%	OH	164	2.4%
Middle Atlantic	460	6.8%	PA	156	2.3%
East South Central	443	6.5%	MN	145	2.1%
West North Central	340	5.0%	Other states under 2%	1,131	16.6%
New England	139	2.0%	Total	$6,804	100.0%
Total	$6,804	100.0%

	As of June 30, 2012			As of June 30, 2012
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,254	33.0%	2012	$151	2.2%
2005	732	10.7%	2013	365	5.4%
2006	629	9.2%	2014	388	5.7%
2007	863	12.7%	2015	572	8.4%
2008	788	11.6%	2016	508	7.4%
2009	147	2.2%	2017 and thereafter	4,835	70.9%
2010	276	4.0%	Total	$6,819	100.0%
2011	901	13.2%
2012	229	3.4%
Total	$6,819	100.0%

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

There were 9 and 12 impaired mortgage loans on real estate, or less than 1% and 1% of the total dollar amount of mortgage loans on real estate as of June 30, 2012, and December 31, 2011, respectively.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2012, was $61 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of June 30, 2012, was $48 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $76 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $41 million.  See Note 1 in our 2011 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Annuities	$13	$4	225%	$19	$9	111%
Retirement Plan Services	7	2	250%	10	6	67%
Life Insurance	25	27	-7%	46	57	-19%
Group Protection	4	1	300%	5	3	67%
Other Operations	1	(1)	200%	1	-	NM
Total (1)	$50	$33	52%	$81	$75	8%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of June 30, 2012, and December 31, 2011, alternative investments included investments in 97 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Annuities	$1	$1	0%	$5	$4	25%
Retirement Plan Services	-	-	NM	2	2	0%
Life Insurance	10	9	11%	23	30	-23%
Group Protection	-	-	NM	2	2	0%
Total	$11	$10	10%	$32	$38	-16%

Non-Income Producing Investments

As of June 30, 2012, and December 31, 2011, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $16 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity AFS securities	$980	$961	2%	$1,949	$1,914	2%
VIEs' fixed maturity AFS securities	4	3	33%	8	6	33%
Equity AFS securities	1	1	0%	3	3	0%
Trading securities	37	39	-5%	75	77	-3%
Mortgage loans on real estate	100	101	-1%	201	204	-1%
Real estate	4	6	-33%	8	13	-38%
Standby real estate equity commitments	-	-	NM	-	1	-100%
Policy loans	42	43	-2%	87	84	4%
Invested cash	1	1	0%	2	2	0%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	12	25	-52%	18	59	-69%
Alternative investments (2)	50	33	52%	81	75	8%
Consent fees	1	2	-50%	1	2	-50%
Other investments	(10)	(7)	-43%	(19)	(12)	-58%
Investment income	1,222	1,208	1%	2,414	2,428	-1%
Investment expense	(25)	(27)	7%	(52)	(56)	7%
Net investment income	$1,197	$1,181	1%	$2,362	$2,372	0%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Six
	Months Ended		Basis	Months Ended		Basis
	June 30,		Point	June 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.34%	5.53%	(19)	5.37%	5.55%	(18)
Commercial mortgage loan prepayment and bond makewhole premiums	0.06%	0.12%	(6)	0.04%	0.15%	(11)
Alternative investments	0.24%	0.16%	8	0.19%	0.19%	-
Consent fees	0.00%	0.01%	(1)	0.00%	0.00%	-
Net investment income yield on invested assets	5.64%	5.82%	(18)	5.60%	5.89%	(29)

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Average invested assets at amortized cost	$84,958	$81,102	5%	$84,420	$80,549	5%

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Fixed maturity AFS securities:
Gross gains	$3	$31	-90%	$8	$67	-88%
Gross losses	(49)	(51)	4%	(112)	(114)	2%
Equity AFS securities:
Gross gains	-	1	-100%	1	9	-89%
Gain (loss) on other investments	(5)	(8)	38%	2	5	-60%
Associated amortization of DAC, VOBA, DSI, and DFEL and changes in other contract holder funds	-	(5)	100%	2	(14)	114%
Total realized gain (loss) related to certain investments, pre-tax	$(51)	$(32)	-59%	$(99)	$(47)	NM

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first six months of 2012 and 2011, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(10)	$(2)	NM	$(29)	$(6)	NM
RMBS	(14)	(23)	39%	(32)	(43)	26%
CMBS	(16)	(15)	-7%	(36)	(39)	8%
CDOs	-	-	NM	-	(1)	100%
Hybrid and redeemable preferred securities	-	-	NM	-	(2)	100%
Gross OTTI recognized in net income (loss)	(40)	(40)	0%	(97)	(91)	-7%
Associated amortization of DAC, VOBA, DSI and DFEL	7	9	-22%	17	19	-11%
Net OTTI recognized in net income (loss), pre-tax	$(33)	$(31)	-6%	$(80)	$(72)	-11%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$21	$19	11%	$79	$27	193%
Change in DAC, VOBA, DSI and DFEL	(4)	(3)	-33%	(12)	(8)	-50%
Net portion of OTTI recognized in OCI, pre-tax	$17	$16	6%	$67	$19	253%

The increase in write-downs for OTTI when comparing 2012 to 2011 was primarily due to structured interest only corporate bonds with floating rate coupons where the projected cash flows were less than expected based on current and expected future Libor rates.  The $176 million of impairments taken during 2012 were split between $97 million of credit-related impairments and $79 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  The noncredit-related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $614 million and $878 million for the first six months of 2012 and 2011, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first six months of 2012, our payables for collateral on derivative investments increased by $461 million attributable primarily to increased notional amounts, volatility in the equity markets and declining interest rates, which increased the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 5.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$200	$150	33%	$350	$300	17%
Other	-	7	-100%	-	12	-100%
Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	31	30	3%	64	62	3%
	$231	$187	24%	$414	$374	11%
Other Cash Flow and Liquidity Items
Increase (decrease) in commercial paper, net	$-	$(100)	100%	$-	$(100)	100%
Net capital received from (paid for taxes on) stock option exercises and restricted stock	(3)	-	NM	(3)	(1)	NM
	$(3)	$(100)	97%	$(3)	$(101)	97%

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Six Months Ended June 30, 2012
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$-	$-	$-	$-	$300
Total short-term debt	$300	$-	$-	$-	$-	$300

Long-Term Debt
Senior notes	$3,730	$300	$-	$27	$1	$4,058
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of Indianapolis advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,391	$300	$-	$27	$1	$5,719

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	Consisted of a $300 million 5.65% fixed rate senior note that matures in less than one year.

On March 29, 2012, we completed the issuance and sale of $300 million aggregate principal amount of our 4.20% senior notes due 2022.  We expect to repay the $300 million 5.65% fixed rate senior note maturing on August 27, 2012, with these proceeds.  In addition to the maturing note discussed above, within the next two years, we have a $200 million floating rate senior note maturing on July 18, 2013; a $300 million 4.75% senior note maturing on January 30, 2014; and a $200 million 4.75% senior note maturing on February 14, 2014.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of June 30, 2012, the holding company had approximately $1 billion in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as discussed below, it had a $50 million payable under the inter-company cash management program.

For information about our short-term and long-term debt and our credit facilities and LOCs, see Note 12 in our 2011 Form 10-K.

We have not accounted for repurchase agreements, securities lending transactions, or other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets as sales and do not have any other transactions involving the transfer of financial assets with an obligation to repurchase the transferred assets.  For information about our collateralized financing transactions on our investments, see “Payables for Collateral on Investments” in Note 4.

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of June 30, 2012.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2011 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2011 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2011 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.  The holding company did not borrow from the cash management program during the second quarter of 2012; however, it had an outstanding payable of $50 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of June 30, 2012.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their investment holdings, can access liquidity through investments pledged programs and repurchase agreements.  As of June 30, 2012, our insurance subsidiaries had investments with a carrying value of $1.6 billion out on loan or subject to reverse-repurchase agreements.  The cash received in our investments pledged programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 4.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

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

Return of Capital to Common Stockholders

One of the Company’s primary goals is to provide a return to our common stockholders through share price accretion, dividends and stock repurchases.  In determining dividends, the Board takes into consideration items such as current and expected earnings, capital needs, rating agency considerations and requirements for financial flexibility.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  Free cash flow for the holding company generally represents the amount of dividends and interest received from subsidiaries less interest paid on debt.

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Common dividends to stockholders	$23	$16	44%	$46	$31	48%
Repurchase of common stock	150	151	-1%	300	226	33%
Total cash returned to stockholders	$173	$167	4%	$346	$257	35%

Number of shares repurchased	6.474	5.149	26%	12.492	7.563	65%
Average price per share	$23.19	$29.15	-20%	$24.04	$29.77	-19%

On November 10, 2011, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.05 to $0.08 per share.  Additionally, we expect to repurchase additional shares of common stock during 2012 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Six
	Months Ended			Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Debt service (interest paid)	$74	$80	-8%	$131	$142	-8%
Capital contribution to subsidiaries	-	8	-100%	-	16	-100%
Total	$74	$88	-16%	$131	$158	-17%

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

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC’s cash flow, as a holding company, is largely dependent upon the dividend capacity of its insurance company subsidiaries as well as their ability to advance funds to it through inter-company borrowing arrangements, which may be affected by factors influencing the insurance subsidiaries’ RBC and statutory earnings performance.  We currently expect to be able to meet the holding company’s ongoing cash needs and to have sufficient capital to offer downside protection in the event that the capital and credit markets experience another period of extreme volatility and disruption.  A decline in capital market conditions, which reduces our insurance subsidiaries’ statutory surplus and RBC, may require them to retain more capital and may pressure our subsidiaries’ dividends to the holding company, which may lead us to take steps to preserve or raise additional capital.  For factors that could affect our expectations for liquidity and capital, see “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.
OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment.  Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries.  Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources.  For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below, and “Forward-Looking Statements – Cautionary Language” above.

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

Interest Rate Risk

Interest Rate Risk on Fixed Insurance Businesses – Falling Rates

In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments.  Moreover, borrowers may prepay fixed income securities, commercial mortgages and mortgage-backed securities in our general accounts in order to borrow at lower market rates, which exacerbates this risk.  Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and because many of our contracts have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

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

If we were to assume a hypothetical stress scenario where the 10-year U.S. Treasury rate remains static at approximately 150 basis points through the end of 2014 as compared to a hypothetical scenario where our current portfolio yields remain flat, we estimate the difference between these hypothetical scenarios would result in an approximate unfavorable earnings effect of $10 million for the remainder of 2012, $75 million in 2013 and $140 million in 2014.  The earnings drag from this hypothetical stress scenario related to the effect of continued low new money rates is largely concentrated in our Life Insurance and Retirement Plan Services segments.

The estimates above are based upon hypothetical scenarios and are only representative of the effects of assumptions around rates through 2014 keeping all else equal and does not give consideration to the aggregate effect of other factors, including but not limited to:  contract holder activity; sales; hedge positions; changing equity markets; shifts in implied volatilities; and changes in other capital market sectors as well as actions we might take to mitigate the effect of the low rate environment.  In addition, the scenarios only illustrated the effect to spreads and certain unlocking and reserve changes.  Other potential effects of the scenarios were not considered in the analysis.  See “Part I – Item 1A. Risk Factors – Market Conditions – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals” in our 2011 Form 10-K for additional information on interest rates.

The following provides detail on the percentage differences between the June 30, 2012, interest rates being credited to contract holders based on the second quarter of 2012 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement	Life		%
		Plan	Insurance		Account
	Annuities	Services	(1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$7,352	$9,648	$25,952	$42,952	69.0%
Up to 0.10%	85	2	-	87	0.1%
0.11% to 0.20%	75	79	-	154	0.3%
0.21% to 0.30%	110	1	270	381	0.6%
0.31% to 0.40%	123	4	-	127	0.2%
0.41% to 0.50%	105	184	111	400	0.7%
0.51% to 0.60%	64	-	-	64	0.1%
0.61% to 0.70%	52	-	-	52	0.1%
0.71% to 0.80%	45	-	-	45	0.1%
0.81% to 0.90%	38	-	-	38	0.1%
0.91% to 1.00%	24	101	103	228	0.4%
1.01% to 1.50%	86	60	-	146	0.2%
1.51% to 2.00%	6	-	146	152	0.2%
2.01% to 2.50%	2	1	-	3	0.0%
2.51% to 3.00%	5	-	-	5	0.0%
3.01% and above	-	1	-	1	0.0%
Multi-year guarantee and indexed annuity products (4)	11,277	-	-	11,277	18.1%
Total discretionary rate setting products	19,449	10,081	26,582	56,112	90.2%
Other contracts (5)	2,184	3,922	-	6,106	9.8%
Total account values	$21,633	$14,003	$26,582	$62,218	100.0%

Percentage of discretionary rate setting product account values at minimum guaranteed rates	37.8%	95.7%	97.6%	76.5%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates for discretionary rate setting products were 63 basis points, 3 basis points and 2 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)
The average crediting rates were 166 basis points in excess of average minimum guaranteed rates for multi-year guarantee products; 14%, 13% and 73% of our total multi-year guarantee account values are scheduled to reset in 2012, 2013 and 2014 and beyond, respectively.  Our indexed renewal business resets either annually or bi-annually.  Upon reset, we are able to adjust product features to reflect changes in option prices.

(5)
For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 3 basis points in excess of average minimum guaranteed rates and 91% of account values were already at their minimum guaranteed rates.

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

Effect of Equity Market Sensitivity

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1362 as of June 30, 2012, were to decrease to 1090 over six months after June 30, 2012, and remain at that level through the next six months or increase to 1634 over six months after June 30, 2012, and remain at that level through the next six months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1090 (1)	at 1634 (1)
Segment
Annuities	$(92)	$41
Retirement Plan Services	(15)	17

(1)
The baseline for these effects assumes a 4% annual equity market growth rate, depending on the block of business, beginning on July 1, 2012.  The baseline is then compared to scenarios of the S&P 500 at the 1090 and 1634 levels, which assume the index moves to those levels over six months and remains at those levels through the next six months.  The difference between the baseline and the S&P 500 at the 1090 and 1634 level scenarios is presented in the table.

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

	As of	As of
	June 30,	December 31,
	2012	2011
Rating
AA	$10	$23
A	37	56
BBB	-	2
Total	$47	$81

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The risk factors set forth below update those set forth in Lincoln National Corporation and its majority-owned subsidiaries’ (“LNC” or the “Company,” which also may be referred to as “we,” “our” or “us”) Form 10-K for the year ended December 31, 2011.  You should carefully consider the risks described in our Form 10-K and those described below, as well as other information contained in the Form 10-K and this Form 10-Q, including our financial statements and the notes thereto, before making an investment decision.  The risks and uncertainties described in our Form 10-K and below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially.

Legislative, Regulatory and Tax

Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”), commonly known as “AXXX,” clarifies the application of XXX with respect to certain universal life (“UL”) insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are now affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  In the fourth quarter of 2011, the Life Actuarial Task Force, an advisory group to the Life Insurance and Annuities (A) Committee of the National Association of Insurance Commissioners (“NAIC”), submitted a draft statement on the application of AG38 (the “Statement”) to the Committee.  The NAIC’s Executive Committee set up a joint working group (the “Joint Working Group”) comprised of members of the Life Insurance and Annuities (A) Committee and the Financial Condition (E) Committee to review the Statement and the current application of AG38 to determine whether new interim guidelines should be developed for the products within the scope of AG38.  On July 17, 2012, the Joint Working Group exposed for comment draft proposals for the reserving of in-force and new business.  Reserves on in-force business would be subject to a floor calculation based on assumptions consistent with the principles-based reserving framework developed by the NAIC.  Reserves on new business written after December 31, 2012, would be calculated using a modified formulaic approach.  Because the draft proposals contain many open issues, we cannot predict the impact on our statutory reserves.  However, a change to the method for calculating reserves may require us to significantly increase our statutory reserves for UL policies with secondary guarantees.  Further, changes in the method of calculating reserves may also impact the future profitability and sales of our UL insurance policies with secondary guarantees.

We have implemented reinsurance and capital management actions to mitigate the capital impact of XXX and AG38, including the use of letters of credit to support the reinsurance provided by captive reinsurance subsidiaries.  These arrangements are subject to review by state insurance regulators and rating agencies.  For example, the NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations.  Therefore, we cannot provide assurance regarding what, if any, regulatory, rating agency or other reactions may be to the actions we have taken to date or the impact of any potential reactions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2012 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (3)
4/1/12 - 4/30/12	1,091	$27.43	-	$390

5/1/12 - 5/31/12	6,582,408	23.16	6,473,530	240

6/1/12 - 6/30/12	337	24.33	-	240

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 110,306 shares were withheld for taxes on the vesting of restricted stock units.  For the quarter ended June 30, 2012, there were 6,473,530 shares purchased as part of publicly announced plans or programs.

(2)
On February 23, 2007, our Board approved a $2.0 billion increase to our securities repurchase authorization, bringing the total authorization at that time to $2.6 billion.  As of June 30, 2012, our remaining security repurchase authorization was $240 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 20 to the consolidated financial statements of our 2011 Form 10-K are not included in our security repurchase.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: August 2, 2012

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2012

12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1