Form 10-Q
period 2012-09-30
LINCOLN NATIONAL CORP
filed 2012-11-07
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-Q
____________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012
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

As of November 5, 2012, there were 275,015,830 shares of the registrant’s common stock outstanding.

Lincoln National Corporation

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2012 - $71,778; 2011 - $68,988)	$81,179	$75,433
Variable interest entities' fixed maturity securities (amortized cost: 2012 - $676; 2011 - $673)	706	700
Equity securities (cost: 2012 - $143; 2011 - $135)	156	139
Trading securities	2,650	2,675
Mortgage loans on real estate	6,690	6,942
Real estate	112	137
Policy loans	2,780	2,884
Derivative investments	3,072	3,151
Other investments	1,123	1,069
Total investments	98,468	93,130
Cash and invested cash	4,373	4,510
Deferred acquisition costs and value of business acquired	5,813	6,776
Premiums and fees receivable	366	408
Accrued investment income	1,067	981
Reinsurance recoverables	6,424	6,526
Funds withheld reinsurance assets	846	874
Goodwill	2,273	2,273
Other assets	2,502	2,536
Separate account assets	93,326	83,477
Total assets	$215,458	$201,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$19,232	$19,813
Other contract holder funds	70,706	69,466
Short-term debt	200	300
Long-term debt	5,494	5,391
Reinsurance related embedded derivatives	215	168
Funds withheld reinsurance liabilities	987	1,045
Deferred gain on business sold through reinsurance	338	394
Payables for collateral on investments	4,566	3,733
Variable interest entities' liabilities	121	193
Other liabilities	5,036	4,273
Separate account liabilities	93,326	83,477
Total liabilities	200,221	188,253

Contingencies and Commitments (See Note 9)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 9,532 and 10,072 sharesissued and outstanding as of September 30, 2012, and December 31, 2011, respectively	-	-
Common stock - 800,000,000 shares authorized; 275,073,618 and 291,319,222 shares issued and outstanding as of September 30, 2012, and December 31, 2011, respectively	7,214	7,590
Retained earnings	3,873	2,969
Accumulated other comprehensive income (loss)	4,150	2,679
Total stockholders' equity	15,237	13,238
Total liabilities and stockholders' equity	$215,458	$201,491

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions, except per share data)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Insurance premiums	$606	$559	$1,825	$1,721
Insurance fees	990	864	2,784	2,582
Net investment income	1,146	1,151	3,509	3,522
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(47)	(44)	(194)	(135)
Portion of loss recognized in other comprehensive income	15	18	82	37
Net other-than-temporary impairment losses on securitiesrecognized in earnings	(32)	(26)	(112)	(98)
Realized gain (loss), excluding other-than-temporaryimpairment losses on securities	102	(137)	140	(72)
Total realized gain (loss)	70	(163)	28	(170)
Amortization of deferred gain on business sold through reinsurance	19	19	56	56
Other revenues and fees	123	117	366	362
Total revenues	2,954	2,547	8,568	8,073
Expenses
Interest credited	610	625	1,851	1,864
Benefits	811	664	2,615	2,527
Commissions and other expenses	1,047	1,024	2,731	2,467
Interest and debt expense	68	79	203	223
Total expenses	2,536	2,392	7,400	7,081
Income (loss) from continuing operations before taxes	418	155	1,168	992
Federal income tax expense (benefit)	45	(6)	224	214
Income (loss) from continuing operations	373	161	944	778
Income (loss) from discontinued operations, net of federalincome taxes	29	(8)	27	(8)
Net income (loss)	402	153	971	770
Other comprehensive income (loss), net of tax	771	1,437	1,471	1,813
Comprehensive income (loss)	$1,173	$1,590	$2,442	$2,583

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$1.35	$0.53	$3.33	$2.51
Income (loss) from discontinued operations	0.10	(0.03)	0.10	(0.03)
Net income (loss)	$1.45	$0.50	$3.43	$2.48

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$1.31	$0.50	$3.26	$2.43
Income (loss) from discontinued operations	0.10	(0.03)	0.09	(0.03)
Net income (loss)	$1.41	$0.47	$3.35	$2.40

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in millions, except per share data)

	For the Nine
	Months Ended
	September 30,
	2012	2011

Common Stock
Balance as of beginning-of-year	$7,590	$8,124
Stock compensation/issued for benefit plans	24	13
Retirement of common stock/cancellation of shares	(400)	(345)
Balance as of end-of-period	7,214	7,792

Retained Earnings
Balance as of beginning-of-year	2,969	3,934
Cumulative effect from adoption of new accounting standards	-	(1,095)
Net income (loss)	971	770
Retirement of common stock	-	(30)
Dividends declared: Common (2012 - $0.240; 2011 - $0.150)	(67)	(48)
Balance as of end-of-period	3,873	3,531

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	2,679	748
Cumulative effect from adoption of new accounting standards	-	103
Other comprehensive income (loss), net of tax	1,471	1,813
Balance as of end-of-period	4,150	2,664
Total stockholders' equity as of end-of-period	$15,237	$13,987

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	For the Nine
	Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net income (loss)	$971	$770
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net of amortization	(96)	(44)
Trading securities purchases, sales and maturities, net	124	33
Change in premiums and fees receivable	42	(48)
Change in accrued investment income	(86)	(90)
Change in future contract benefits and other contract holder funds	(264)	141
Change in reinsurance related assets and liabilities	71	(210)
Change in federal income tax accruals	44	255
Realized (gain) loss	(28)	170
(Gain) loss on early extinguishment of debt	-	8
Amortization of deferred gain on business sold through reinsurance	(56)	(56)
(Gain) loss on disposal of discontinued operations	1	3
Other	(57)	2
Net cash provided by (used in) operating activities	666	934

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(8,437)	(8,540)
Sales of available-for-sale securities	965	1,274
Maturities of available-for-sale securities	4,471	3,988
Purchases of other investments	(1,418)	(2,202)
Sales or maturities of other investments	1,622	2,336
Increase (decrease) in payables for collateral on investments	833	2,196
Other	(103)	(63)
Net cash provided by (used in) investing activities	(2,067)	(1,011)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(300)	(275)
Issuance of long-term debt, net of issuance costs	300	298
Increase (decrease) in commercial paper, net	-	(100)
Deposits of fixed account values, including the fixed portion of variable	7,612	8,187
Withdrawals of fixed account values, including the fixed portion of variable	(4,103)	(3,750)
Transfers to and from separate accounts, net	(1,775)	(1,763)
Common stock issued for benefit plans and excess tax benefits	(3)	(6)
Repurchase of common stock	(400)	(375)
Dividends paid to common and preferred stockholders	(67)	(48)
Net cash provided by (used in) financing activities	1,264	2,168

Net increase (decrease) in cash and invested cash, including discontinued operations	(137)	2,091
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,510	2,741
Cash and invested cash, including discontinued operations, as of end-of-period	$4,373	$4,832

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results.  Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

2.  New Accounting Standards

Adoption of New Accounting Standards

Comprehensive Income Topic

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”); however, in December 2011, the FASB deferred a portion of the presentation requirements by issuing ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011- 12”).  For a more detailed description of ASU 2011-05 and ASU 2011-12, see “Future Adoption of New Accounting Standards – Comprehensive Income Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-05 as of January 1, 2012, after considering the deferral in ASU 2011-12, and have included a single continuous statement of comprehensive income in Item 1 of this quarterly report on Form 10-Q for the quarterly period ended September 30, 2012.

Fair Value Measurements and Disclosures Topic

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ASU 2011-04”), which was issued to create a consistent framework for the application of fair value measurement across jurisdictions.  For a more detailed description of ASU 2011-04 see “Future Adoption of New Accounting Standards – Fair Value Measurements and Disclosures Topic” in Note 2 of our 2011 Form 10-K.  We adopted the provisions of ASU 2011-04 effective January 1, 2012, and have included the additional disclosures required for fair value measurements in Note 13 for the quarterly period ended September 30, 2012.

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

The following summarizes the prior period increases (decreases) to income from continuing operations and earnings (loss) per share (“EPS”) (in millions, except per share data) reflected in our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011, related to the adoption:

	For the Three	For the Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2011	2011
Revenues
Realized gain (loss)	$-	$8

Expenses
Commissions and other expenses	15	(66)
Income (loss) from continuing operations before taxes	15	(58)
Federal income tax expense (benefit)	(5)	20
Income (loss) from continuing operations	$10	$(38)

Earnings (Loss) Per Common Share - Basic	$0.03	$(0.12)

Earnings (Loss) Per Common Share - Diluted	$0.03	$(0.12)

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

Intangibles – Goodwill and Other

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which provides an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If based on the qualitative assessment an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the quantitative impairment test is not required.  In addition, an entity has the option to bypass the qualitative assessment in any period and proceed directly to the quantitative assessment, with the option to return to the qualitative assessment in any subsequent period.  The amendments in ASU 2012-02 are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  We will adopt the provisions of ASU 2012-02 in the fourth quarter of 2012 and do not expect the adoption will have a material effect on our consolidated financial condition and results of operations.

3.  Dispositions

Discontinued Operations

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

Amounts (in millions) reflected in income (loss) from discontinued operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Disposal
Gain (loss) on disposal, before federal income taxes	$-	$(3)	$(1)	$(3)
Federal income tax expense (benefit)	(29)	5	(28)	5
Gain (loss) on disposal	29	(8)	27	(8)
Income (loss) from discontinued operations	$29	$(8)	$27	$(8)

The income from discontinued operations for the three and nine months ended September 30, 2012, related to the release of reserves associated with prior tax years that were closed out during the quarter associated with our former subsidiaries.  In addition, the nine months ended September 30, 2012, included a purchase price adjustment associated with the termination of a portion of the investment advisory agreement with Delaware.  The loss from discontinued operations for the three and nine months ended September 30, 2011, related to prior year tax return true-ups.

4.  Variable Interest Entities (“VIEs”)

Consolidated VIEs

See Note 4 in our 2011 Form 10-K for a detailed discussion of our consolidated VIEs, which information is incorporated herein by reference.

The following summarizes information regarding the credit-linked note (“CLN”) structures (dollars in millions) as of September 30, 2012:

	Amount and Date of Issuance
	$400	$200
	December	April
	2006	2007
Original attachment point (subordination)	5.50%	2.05%
Current attachment point (subordination)	4.17%	1.48%
Maturity	12/20/2016	3/20/2017
Current rating of tranche	BB-	Ba2
Current rating of underlying collateral pool	Aa1-B3	Aaa-Caa2
Number of defaults in underlying collateral pool	2	2
Number of entities	123	99
Number of countries	20	21

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of September 30, 2012:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	-%	2.1%	7.6%	0.9%	-%	-%	-%	10.6%
Telecommunications	-%	-%	5.5%	4.5%	-%	0.5%	-%	10.5%
Oil and gas	0.3%	2.1%	1.0%	4.6%	-%	-%	-%	8.0%
Utilities	-%	-%	2.6%	2.0%	-%	-%	-%	4.6%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.3%	-%	-%	3.8%
Drugs	0.3%	2.7%	0.7%	-%	-%	-%	-%	3.7%
Retailers (except foodand drug)	-%	-%	2.1%	0.9%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.2%	1.3%	-%	-%	-%	3.2%
Conglomerates	-%	2.3%	0.9%	-%	-%	-%	-%	3.2%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other	-%	4.5%	14.9%	17.9%	4.1%	0.9%	0.3%	42.6%
Total	0.6%	14.4%	41.8%	35.2%	6.3%	1.4%	0.3%	100.0%

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of September 30, 2012			As of December 31, 2011
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$596	N/A	$-	$592
U.S. government bonds	N/A	-	110	N/A	-	108
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$706	1	$100	$700

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$175	2	$600	$295
Contingent forwards	2	-	(1)	2	-	(4)
Total non-qualifying hedges	4	600	174	4	600	291
Federal income tax	N/A	-	(53)	N/A	-	(98)
Total liabilities (2)	4	$600	$121	4	$600	$193

(1)	Reported in VIEs’ fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs’ liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity available-for-sale (“AFS”) securities for these VIEs, see Note 4.

As described more fully in Note 1 of our 2011 Form 10-K, we regularly review our investment holdings for other-than-temporary impairment (“OTTI”).  Based upon this review, we believe that the fixed maturity securities were not other-than-temporarily impaired as of September 30, 2012.

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Non-Qualifying Hedges
Credit default swaps	$58	$(105)	$120	$(92)
Contingent forwards	(1)	2	(3)	1
Total non-qualifying hedges (1)	$57	$(103)	$117	$(91)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of September 30, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$58,531	$8,335	$292	$98	$66,476
U.S. government bonds	441	67	-	-	508
Foreign government bonds	570	91	-	-	661
Residential mortgage-backed securities ("RMBS")	6,278	530	11	60	6,737
Commercial mortgage-backed securities ("CMBS")	1,104	75	32	21	1,126
Collateralized debt obligations ("CDOs")	159	-	4	8	147
State and municipal bonds	3,519	826	7	-	4,338
Hybrid and redeemable preferred securities	1,176	95	85	-	1,186
VIEs' fixed maturity securities	676	30	-	-	706
Total fixed maturity securities	72,454	10,049	431	187	81,885
Equity securities	143	21	8	-	156
Total AFS securities	$72,597	$10,070	$439	$187	$82,041

	As of December 31, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$53,661	$6,185	$517	$68	$59,261
U.S. government bonds	439	55	-	-	494
Foreign government bonds	668	65	-	-	733
RMBS	7,690	548	73	126	8,039
CMBS	1,642	73	106	9	1,600
CDOs	121	-	19	-	102
State and municipal bonds	3,490	566	9	-	4,047
Hybrid and redeemable preferred securities	1,277	50	170	-	1,157
VIEs' fixed maturity securities	673	27	-	-	700
Total fixed maturity securities	69,661	7,569	894	203	76,133
Equity securities	135	16	12	-	139
Total AFS securities	$69,796	$7,585	$906	$203	$76,272

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of September 30, 2012, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,841	$2,895
Due after one year through five years	12,308	13,414
Due after five years through ten years	24,171	27,194
Due after ten years	25,593	30,372
Subtotal	64,913	73,875
Mortgage-backed securities ("MBS")	7,382	7,863
CDOs	159	147
Total fixed maturity AFS securities	$72,454	$81,885

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of September 30, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$1,534	$140	$1,095	$250	$2,629	$390
RMBS	257	41	226	30	483	71
CMBS	64	21	137	32	201	53
CDOs	20	8	57	4	77	12
State and municipal bonds	-	-	23	7	23	7
Hybrid and redeemable preferred securities	12	3	405	82	417	85
Total fixed maturity securities	1,887	213	1,943	405	3,830	618
Equity securities	8	1	4	7	12	8
Total AFS securities	$1,895	$214	$1,947	$412	$3,842	$626

Total number of AFS securities in an unrealized loss position						583

	As of December 31, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,848	$162	$1,452	$423	$4,300	$585
RMBS	565	125	429	74	994	199
CMBS	178	15	146	100	324	115
CDOs	9	1	80	18	89	19
State and municipal bonds	31	-	30	9	61	9
Hybrid and redeemablepreferred securities	324	23	353	147	677	170
Total fixed maturity securities	3,955	326	2,490	771	6,445	1,097
Equity securities	38	12	-	-	38	12
Total AFS securities	$3,993	$338	$2,490	$771	$6,483	$1,109

Total number of AFS securities in an unrealized loss position						897

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1 in our 2011 Form 10-K.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of September 30, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,283	$1,016	$267
AFS securities backed by pools of commercial mortgages	282	219	63
Total	$1,565	$1,235	$330

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,279	$1,012	$267
AFS securities backed by pools of commercial mortgages	63	39	24
Total	$1,342	$1,051	$291

	As of December 31, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,023	$1,553	$470
AFS securities backed by pools of commercial mortgages	472	344	128
Total	$2,495	$1,897	$598

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,015	$1,545	$470
AFS securities backed by pools of commercial mortgages	126	61	65
Total	$2,141	$1,606	$535

For the nine months ended September 30, 2012 and 2011, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $6 million and $42 million, pre-tax, respectively, and before associated amortization expense for DAC, value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”), of which $(31) million and $9 million, respectively, was recognized in OCI and $37 million and $33 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of September 30, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$13	$5	$1	11
Six months or greater, but less than nine months	18	10	-	5
Nine months or greater, but less than twelve months	7	2	-	1
Twelve months or greater	546	289	142	154
Total	$584	$306	$143	171

	As of December 31, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$385	$125	$31	56
Six months or greater, but less than nine months	53	30	12	18
Nine months or greater, but less than twelve months	2	-	1	7
Twelve months or greater	615	470	111	175
Total	$1,055	$625	$155	256

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities decreased $483 million for the nine months ended September 30, 2012.  As discussed further below, we believe the unrealized loss position as of September 30, 2012, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of September 30, 2012, management believed we had the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of September 30, 2012, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of September 30, 2012, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of September 30, 2012, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance as of beginning-of-period	$415	$340	$390	$319
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	19	11	74	40
Credit losses on securities for which an OTTI waspreviously recognized	18	17	60	57
Decreases attributable to:
Securities sold	(19)	(6)	(91)	(54)
Balance as of end-of-period	$433	$362	$433	$362

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

Details of the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions), were as follows:

	As of September 30, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$259	$2	$104	$157	$78
RMBS	662	19	42	639	267
CMBS	43	1	20	24	88
Total	$964	$22	$166	$820	$433

	As of December 31, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$169	$1	$67	$103	$51
RMBS	690	1	128	563	301
CMBS	17	-	10	7	38
Total	$876	$2	$205	$673	$390

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of September 30, 2012, and December 31, 2011.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of	As of
	September 30,	December 31,
	2012	2011
Current	$6,646	$6,858
60 to 90 days past due	15	26
Greater than 90 days past due	40	76
Valuation allowance associated with impaired mortgage loans on real estate	(21)	(31)
Unamortized premium (discount)	10	13
Total carrying value	$6,690	$6,942

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of	As of
	September 30,	December 31,
	2012	2011
Number of impaired mortgage loans on real estate	9	12

Principal balance of impaired mortgage loans on real estate	$65	$100
Valuation allowance associated with impaired mortgage loans on real estate	(21)	(31)
Carrying value of impaired mortgage loans on real estate	$44	$69

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average carrying value for impaired mortgage loans on real estate	$42	$58	$52	$55
Interest income recognized on impaired mortgage loans on real estate	1	-	1	2
Interest income collected on impaired mortgage loans on real estate	1	-	1	2

As described in Note 1 in our 2011 Form 10-K, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of September 30, 2012			As of December 31, 2011
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
Loan-to-Value	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,258	78.5%	1.66	$5,338	76.7%	1.61
65% to 74%	948	14.1%	1.39	1,198	17.2%	1.37
75% to 100%	424	6.3%	0.80	308	4.4%	0.92
Greater than 100%	71	1.1%	0.60	116	1.7%	0.36
Total mortgage loans on real estate	$6,701	100.0%		$6,960	100.0%

Alternative Investments

As of September 30, 2012, and December 31, 2011, alternative investments included investments in 99 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturity AFS securities:
Gross gains	$4	$17	$12	$84
Gross losses	(49)	(63)	(161)	(177)
Equity AFS securities:
Gross gains	-	-	1	10
Gain (loss) on other investments	(10)	(3)	(8)	1
Associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	1	4	3	(10)
Total realized gain (loss) related to certain investments	$(54)	$(45)	$(153)	$(92)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(5)	$(3)	$(34)	$(9)
RMBS	(16)	(22)	(48)	(65)
CMBS	(14)	(8)	(50)	(47)
CDOs	(2)	-	(2)	(1)
Hybrid and redeemable preferred securities	-	-	-	(2)
Gross OTTI recognized in net income (loss)	(37)	(33)	(134)	(124)
Associated amortization of DAC, VOBA, DSI and DFEL	5	7	22	26
Net OTTI recognized in net income (loss), pre-tax	$(32)	$(26)	$(112)	$(98)
			.
Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$(17)	$(21)	$(96)	$(48)
Change in DAC, VOBA, DSI and DFEL	2	3	14	11
Net portion of OTTI recognized in OCI, pre-tax	$(15)	$(18)	$(82)	$(37)
Determination of Credit Losses on Corporate Bonds and CDOs

As of September 30, 2012, and December 31, 2011, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2012, and December 31, 2011, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of September 30, 2012, and December 31, 2011, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $2.8 billion and $2.6 billion and a fair value of $2.7 billion and $2.4 billion, respectively.  As of September 30, 2012, and December 31, 2011, 98% and 97%, respectively, of the fair value of our CDO portfolio was rated investment grade.  As of September 30, 2012, and December 31, 2011, the portion of our CDO portfolio rated below investment grade had an amortized cost and fair value of $3.5 million and $2.6 million, respectively. Based upon the analysis discussed above, we believed as of September 30, 2012, and December 31, 2011, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the nine months ended September 30, 2012 and 2011, the recovery as a percentage of amortized cost was 93% and 98%, respectively, for corporate bonds and 90% and  0% respectively for CDOs.

Determination of Credit Losses on MBS

As of September 30, 2012, and December 31, 2011, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 25% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) in the pool to project the future expected cash flows.

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

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of September 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$2,953	$2,953	$2,980	$2,980
Securities pledged under securities lending agreements (2)	196	190	200	193
Securities pledged under reverse repurchase agreements (3)	280	294	280	294
Securities pledged for Term Asset-Backed Securities Loan Facility ("TALF") (4)	37	52	173	199
Investments pledged for Federal Home Loan Bank ofIndianapolis Securities ("FHLBI") (5)	1,100	1,870	100	142
Total payables for collateral on investments	$4,566	$5,359	$3,733	$3,808

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Nine
	Months Ended
	September 30,
	2012	2011
Collateral payable held for derivative investments	$(27)	$1,793
Securities pledged under securities lending agreements	(4)	(1)
Securities pledged for TALF	(136)	(96)
Investments pledged for FHLBI	1,000	500
Total increase (decrease) in payables for collateral on investments	$833	$2,196

Investment Commitments

As of September 30, 2012, our investment commitments were $966 million, which included $231 million of limited partnerships (“LPs”), $405 million of private placements and $330 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of September 30, 2012, and December 31, 2011, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $4.1 billion and $5.0 billion, respectively, or 4% and 5% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.4 billion and $2.6 billion, respectively, or 2% and 3% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of September 30, 2012, and December 31, 2011, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.5 billion and $7.7 billion, respectively, or 9% and 8% of our invested assets portfolio, respectively, and our investment securities in the banking industry with a fair value of $4.9 billion and $5.6 billion, or 5% and 6% of our invested assets portfolio, respectively.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

6.  Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency exchange risk, equity market risk, default risk, basis risk and credit risk.  See Note 1 in our 2011 Form 10-K for a detailed discussion of the accounting treatment for derivative instruments.  See Note 6 in our 2011 Form 10-K for a detailed discussion of our derivative instruments and use of them in our overall risk management strategy which information is incorporated herein by reference.  In addition, we have entered into forward-starting interest rate swaps that hedge the interest rate risk of floating rate bond coupon payments by replicating a fixed rate bond.  See Note 13 for additional disclosures related to the fair value of our derivative instruments and Note 4 for derivative instruments related to our consolidated VIEs.

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of September 30, 2012			As of December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,336	$210	$-	$2,512	$130	$-
Foreign currency contracts (1)	420	25	-	340	38	-
Total cash flow hedges	3,756	235	-	2,852	168	-
Fair value hedges:
Interest rate contracts (1)	875	307	-	1,675	319	-
Equity collar (1)	9	-	-	-	-	-
Total fair value hedges	884	307	-	1,675	319	-
Non-Qualifying Hedges
Interest rate contracts (1)	36,714	750	-	30,232	568	-
Foreign currency contracts (1)	138	-	-	4	-	-
Equity market contracts (1)	19,276	1,780	-	16,401	2,096	-
Credit contracts (1)	47	-	3	48	-	-
Credit contracts (2)	188	-	16	148	-	16
Embedded derivatives:
Indexed annuity contracts (3)	-	-	733	-	-	399
Guaranteed living benefits ("GLB") reserves (3)	-	-	1,411	-	-	2,217
Reinsurance related (4)	-	-	215	-	-	168
Total derivative instruments	$61,003	$3,072	$2,378	$51,360	$3,151	$2,800

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of September 30, 2012
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$3,110	$20,203	$6,307	$10,092	$1,213	$40,925
Foreign currency contracts (2)	138	179	191	50	-	558
Equity market contracts	9,917	3,863	5,477	25	3	19,285
Credit contracts	40	195	-	-	-	235
Total derivative instruments with notional amounts	$13,205	$24,440	$11,975	$10,167	$1,216	$61,003

(1)	As of September 30, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.
(2)	As of September 30, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2012	2011
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(15)
Other comprehensive income (loss):
Cumulative effect from adoption of new accounting standards	-	4
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	67	178
Foreign currency contracts	(3)	7
Fair value hedges:
Interest rate contracts	3	3
Change in foreign currency exchange rate adjustment	(7)	(1)
Change in DAC, VOBA, DSI and DFEL	9	(1)
Transfers from derivative instruments to bonds through basis adjustment	13	-
Income tax benefit (expense)	(30)	(65)
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(17)	(6)
Interest rate contracts (2)	-	3
Foreign currency contracts (1)	3	(3)
Fair value hedges:
Interest rate contracts (2)	3	3
Associated amortization of DAC, VOBA, DSI and DFEL	2	-
Income tax benefit (expense)	3	1
Balance as of end-of-period	$177	$112

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(6)	$(2)	$(17)	$(7)
Foreign currency contracts (1)	2	2	4	3
Total cash flow hedges	(4)	-	(13)	(4)
Fair value hedges:
Interest rate contracts (2)	5	13	28	38
Non-Qualifying Hedges
Interest rate contracts (1)	(4)	(25)	(23)	(41)
Interest rate contracts (3)	(2)	982	206	1,008
Foreign currency contracts (3)	(4)	(5)	(8)	(11)
Equity market contracts (3)	(343)	694	(773)	560
Equity market contracts (4)	(136)	154	(246)	120
Credit contracts (1)	-	(1)	(1)	(1)
Credit contracts (3)	(7)	(8)	(2)	(6)
Embedded derivatives:
Indexed annuity contracts (3)	(63)	135	(143)	81
GLB reserves (3)	570	(2,065)	861	(1,935)
Reinsurance related (3)	(30)	(58)	(48)	(76)
AFS securities (1)	-	-	-	1
Total derivative instruments	$(18)	$(184)	$(162)	$(266)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gain (loss) recognized as a component of OCI with the offset to net investment income	$(5)	$-	$(15)	$(4)

As of September 30, 2012, $22 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the three and nine months ended September 30, 2012 and 2011, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gain (loss) recognized as a component of OCI with the offset to interest expense	$1	$1	$3	$3

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of September 30, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB-	3	(6)	68
03/20/2017 (4)	(5)	(6)	BBB-	4	(11)	81
				11	$(17)	$189

As of December 31, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (3)	(5)	(6)	BBB+	4	$-	$40
12/20/2016 (4)	(5)	(6)	BBB+	3	(12)	68
03/20/2017 (4)	(5)	(6)	BBB	2	(4)	40
				9	$(16)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to our contract holders prior to 2007, where we determined there was a spread versus premium mismatch.
(4)	These credit default swaps were sold to a counter-party of the consolidated VIEs as discussed in Note 4 in our 2011 Form 10-K.
(5)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(6)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions), are as follows:

	As of	As of
	September 30,	December 31,
	2012	2011
Maximum potential payout	$189	$148
Less:
Counterparty thresholds	-	-
Maximum collateral potentially required to post	$189	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $16 million as of September 30, 2012, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or nonperformance risk.  The nonperformance risk is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of September 30, 2012, the nonperformance risk adjustment was $4 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of September 30, 2012, our exposure was $50 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of September 30, 2012		As of December 31, 2011
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$46	$-	$35	$-
AA-	76	-	219	-
A+	668	-	848	-
A	879	(83)	1,681	(120)
A-	1,415	-	387	-
BBB	2	-	-	-
	$3,086	$(83)	$3,170	$(120)

7.  Federal Income Taxes

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Tax rate times pre-tax income	$146	$54	$409	$347
Effect of:
Tax-preferred investment income	(32)	(47)	(101)	(107)
Tax credits	(17)	(14)	(38)	(35)
Change in uncertain tax positions	(83)	-	(83)	-
Other items	31	1	37	9
Federal income tax expense (benefit)	$45	$(6)	$224	$214
Effective tax rate	11%	-4%	19%	22%

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The tax-preferred investment income relates primarily to separate account dividends-received deductions.  The change in uncertain tax positions relates primarily to the lapse of statute of limitations for prior year tax returns and excludes amounts included in other items.  Additional amounts related to uncertain tax positions are included in discontinued operations.  See Note 3 for information on amounts reflected in discontinued operations.  Other items include corrections of immaterial errors in prior period financial statements.
As of September 30, 2012 and 2011, $94 million and $231 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and effective tax rate.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the Nine
	Months Ended
	September 30,
	2012	2011
Balance as of beginning-of-year	$316	$318
Decreases for prior year tax positions	(200)	(12)
Increases for current year tax positions	27	2
Decreases for lapse of statute of limitations	(74)	-
Balance as of end-of-period	$69	$308

8.  Guaranteed Benefit Features

Information on the guaranteed death benefit (“GDB”) features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of	As of
	September 30,	December 31,
	2012	2011
Return of Net Deposits
Total account value	$61,418	$54,004
Net amount at risk (1)	460	1,379
Average attained age of contract holders	60 years	59 years
Minimum Return
Total account value	$152	$155
Net amount at risk (1)	37	48
Average attained age of contract holders	72 years	72 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$22,968	$21,648
Net amount at risk (1)	1,305	2,939
Average attained age of contract holders	67 years	67 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing September 30, 2012, to December 31, 2011, was attributable primarily to the increase in the equity markets during the first nine months of 2012.

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

	For the Nine
	Months Ended
	September 30,
	2012	2011
Balance as of beginning-of-year	$84	$44
Changes in reserves	54	108
Benefits paid	(36)	(34)
Balance as of end-of-period	$102	$118

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of	As of
	September 30,	December 31,
	2012	2011
Asset Type
Domestic equity	$37,679	$34,286
International equity	14,466	13,095
Bonds	20,347	17,735
Money market	7,225	5,892
Total	$79,717	$71,008

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 38% of permanent life insurance in force as of September 30, 2012, and 26% and 31% of total sales for these products for the three and nine months ended September 30, 2012, respectively.

9.  Contingencies and Commitments

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of September 30, 2012.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial position.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss. As of September 30, 2012, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $200 million.

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

On July 23, 2012, The Lincoln National Life Insurance Company (“LNL”) was added as a noteholder defendant to a putative class action adversary proceeding (“Adversary Proceeding”) captioned Lehman Brothers Special Financing, Inc. v. Bank of America, N.A. et al., Adv. Pro. No. 10-03547 (JMP) and instituted under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York.  Plaintiff  Lehman Brothers Special Financing Inc. (“LBSF”) seeks to (i) overturn the application of certain priority of payment provisions in 47 collateralized debt obligation transactions on the basis such provisions are unenforceable under the Bankruptcy Code; and (ii) recover funds paid out to Noteholders in accordance with the Note agreements.  The Adversary proceeding is stayed through January 20, 2013, and LNL’s response is currently due to be filed on March 5, 2013.

Our life insurance subsidiaries are currently being audited on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.  The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders.  In addition, our life insurance subsidiaries are the subject of multiple regulatory inquiries and examinations with a similar focus on the handling of unreported claims and abandoned property.  The audits and related examination activity may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property.

See Note 13 to the consolidated financial statements in our 2011 Form 10-K for additional discussion of commitments and contingencies, which information is incorporated herein by reference.

10.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Series A Preferred Stock
Balance as of beginning-of-period	9,632	10,854	10,072	10,914
Conversion of convertible preferred stock (1)	(100)	-	(540)	(60)
Balance as of end-of-period	9,532	10,854	9,532	10,854

Common Stock
Balance as of beginning-of-period	279,168,971	308,339,163	291,319,222	315,718,554
Conversion of convertible preferred stock (1)	1,600	-	8,640	960
Stock compensation/issued for benefit plans	60,238	32,712	394,633	215,618
Retirement/cancellation of shares	(4,157,191)	(6,712,700)	(16,648,877)	(14,275,957)
Balance as of end-of-period	275,073,618	301,659,175	275,073,618	301,659,175

Common Stock as of End-of-Period
Assuming conversion of preferred stock	275,226,130	301,832,839	275,226,130	301,832,839
Diluted basis	282,361,186	306,899,902	282,361,186	306,899,902

(1)	Represents the conversion of Series A preferred stock into common stock.

Our common and Series A preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted EPS was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average shares, as used in basic calculation	277,883,878	304,779,641	282,989,766	310,357,508
Shares to cover exercise of outstanding warrants	10,150,192	10,150,292	10,150,218	10,150,292
Shares to cover conversion of preferred stock	153,886	173,664	154,165	174,293
Shares to cover non-vested stock	1,141,821	815,594	1,087,724	801,261
Average stock options outstanding during the period	513,722	500,578	540,976	698,054
Assumed acquisition of shares with assumed proceeds from exercising outstanding warrants	(4,840,576)	(5,153,660)	(4,787,407)	(4,223,290)
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the period)	(352,501)	(342,848)	(371,115)	(459,168)
Shares repurchaseable from measured but unrecognized stock option expense	(210)	(31,025)	(5,553)	(80,317)
Average deferred compensation shares	-	1,105,447	-	1,070,549
Weighted-average shares, as used in diluted calculation	284,650,212	311,997,683	289,758,774	318,489,182

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

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Nine
	Months Ended
	September 30,
	2012	2011
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$2,947	$1,072
Cumulative effect from adoption of new accounting standards	-	105
Unrealized holding gains (losses) arising during the period	2,804	3,232
Change in foreign currency exchange rate adjustment	9	2
Change in DAC, VOBA, DSI and other contract holder funds	(724)	(791)
Income tax benefit (expense)	(779)	(837)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(148)	(83)
Associated amortization of DAC, VOBA, DSI and DFEL	1	(10)
Income tax benefit (expense)	51	33
Balance as of end-of-period	$4,353	$2,843
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(110)	$(129)
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	(5)
Gross OTTI recognized in OCI during the period	(96)	(48)
Change in DAC, VOBA, DSI and DFEL	14	11
Income tax benefit (expense)	31	13
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	112	91
Change in DAC, VOBA, DSI and DFEL	(14)	(18)
Income tax benefit (expense)	(35)	(25)
Balance as of end-of-period	$(98)	$(110)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(15)
Cumulative effect from adoption of new accounting standards	-	4
Unrealized holding gains (losses) arising during the period	67	188
Change in foreign currency exchange rate adjustment	(7)	(1)
Change in DAC, VOBA, DSI and DFEL	9	(1)
Transfers from derivative instruments to bonds through basis adjustment	13	-
Income tax benefit (expense)	(30)	(65)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(11)	(3)
Associated amortization of DAC, VOBA, DSI and DFEL	2	-
Income tax benefit (expense)	3	1
Balance as of end-of-period	$177	$112
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$1
Foreign currency translation adjustment arising during the period	(6)	3
Income tax benefit (expense)	2	(1)
Balance as of end-of-period	$(3)	$3
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(181)
Adjustment arising during the period	(2)	(3)
Income tax benefit (expense)	1	1
Balance as of end-of-period	$(279)	$(183)

11.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total realized gain (loss) related to certain investments (1)	$(54)	$(45)	$(153)	$(92)
Realized gain (loss) on the mark-to-market on certain instruments (2)	59	(105)	99	(95)
Indexed annuity net derivative results: (3)
Gross gain (loss)	(5)	(4)	14	3
Associated amortization of DAC, VOBA, DSI and DFEL	-	1	(6)	(2)
Variable annuity net derivatives results: (4)
Gross gain (loss)	92	(12)	107	33
Associated amortization of DAC, VOBA, DSI and DFEL	(22)	2	(33)	(17)
Total realized gain (loss)	$70	$(163)	$28	$(170)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

LNC stock-based awards granted were as follows:

	For the	For the
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2012	2012
Awards
10-year LNC stock options	33,292	903,502
Performance shares	11,698	306,456
SARs	-	80,225
Restricted stock units	44,191	730,421
Non-employee:
Agent stock options	-	99,113
Director stock options	-	51,140
Director restricted stock units	11,037	33,383

13.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of September 30, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$81,179	$81,179	$75,433	$75,433
VIEs' fixed maturity securities	706	706	700	700
Equity securities	156	156	139	139
Trading securities	2,650	2,650	2,675	2,675
Mortgage loans on real estate	6,690	7,338	6,942	7,608
Derivative investments	3,072	3,072	3,151	3,151
Other investments	1,123	1,123	1,069	1,069
Cash and invested cash	4,373	4,373	4,510	4,510
Separate account assets	93,326	93,326	83,477	83,477

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(733)	(733)	(399)	(399)
GLB reserves embedded derivatives	(1,411)	(1,411)	(2,217)	(2,217)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(914)	(914)	(1,114)	(1,114)
Account values of certain investment contracts	(28,161)	(32,344)	(27,468)	(30,812)
Short-term debt (1)	(200)	(201)	(300)	(309)
Long-term debt	(5,494)	(6,266)	(5,391)	(5,345)
Reinsurance related embedded derivatives	(215)	(215)	(168)	(168)
VIEs' liabilities - derivative instruments	(174)	(174)	(291)	(291)
Other liabilities:
Deferred compensation plans	(378)	(378)	(354)	(354)
Credit default swaps	(16)	(16)	(16)	(16)

(1)	The difference between the carrying value and fair value of short-term debt as of September 30, 2012, and December 31, 2011, related to current maturities of long-term debt.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of September 30, 2012, and December 31, 2011, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2012, or December 31, 2011, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described  in “Summary of Significant Accounting Policies” in Note 1 of our 2011 Form 10-K:

	As of September 30, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$65	$64,556	$1,855	$66,476
U.S. government bonds	476	31	1	508
Foreign government bonds	-	585	76	661
RMBS	-	6,734	3	6,737
CMBS	-	1,083	43	1,126
CDOs	-	-	147	147
State and municipal bonds	-	4,305	33	4,338
Hybrid and redeemable preferred securities	20	1,053	113	1,186
VIEs' fixed maturity securities	111	595	-	706
Equity AFS securities	44	26	86	156
Trading securities	2	2,588	60	2,650
Derivative investments	-	839	2,233	3,072
Cash and invested cash	-	4,373	-	4,373
Separate account assets	-	93,326	-	93,326
Total assets	$718	$180,094	$4,650	$185,462

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(733)	$(733)
GLB reserves embedded derivatives	-	-	(1,411)	(1,411)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(215)	-	(215)
VIEs' liabilities - derivative instruments	-	-	(174)	(174)
Other liabilities:
Deferred compensation plans	-	-	(378)	(378)
Credit default swaps	-	-	(16)	(16)
Total liabilities	$-	$(1,418)	$(2,712)	$(4,130)

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

	For the Three Months Ended September 30, 2012
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,678	$1	$24	$225	$(73)	$1,855
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	102	-	-	(2)	(24)	76
RMBS	184	-	-	-	(181)	3
CMBS	39	(2)	4	(2)	4	43
CDOs	120	(2)	2	27	-	147
State and municipal bonds	32	-	1	-	-	33
Hybrid and redeemable preferred securities	129	-	13	-	(29)	113
Equity AFS securities	85	-	1	-	-	86
Trading securities	72	-	4	(2)	(14)	60
Derivative investments	2,517	(268)	47	(63)	-	2,233
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(431)	(63)	-	(239)	-	(733)
GLB reserves embedded derivatives	(1,926)	570	-	-	-	(1,356)
VIEs' liabilities - derivative instruments (5)	(231)	57	-	-	-	(174)
Other liabilities:
Deferred compensation plans (6)	(358)	(18)	-	(2)	-	(378)
Credit default swaps (7)	(11)	(5)	-	-	-	(16)
Total, net	$2,002	$270	$96	$(58)	$(317)	$1,993

	For the Three Months Ended September 30, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,573	$(18)	$(33)	$(11)	$(11)	$1,500
U.S. government bonds	2	-	-	(1)	-	1
Foreign government bonds	96	1	9	(1)	-	105
RMBS	161	(1)	2	24	(47)	139
CMBS	53	(7)	3	(12)	-	37
CDOs	126	5	(8)	(12)	-	111
Hybrid and redeemable preferred securities	106	-	(12)	(18)	16	92
Equity AFS securities	96	-	(14)	10	-	92
Trading securities	71	1	1	(5)	1	69
Derivative investments	1,492	684	340	10	-	2,526
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(506)	135	-	29	-	(342)
GLB reserves embedded derivatives	(278)	(2,065)	-	-	-	(2,343)
VIEs' liabilities - derivative instruments (5)	(198)	(109)	-	-	-	(307)
Other liabilities:
Deferred compensation plans (6)	(360)	22	-	13	-	(325)
Credit default swaps (7)	(7)	(8)	-	-	-	(15)
Total, net	$2,427	$(1,360)	$288	$26	$(41)	$1,340

	For the Nine Months Ended September 30, 2012
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(16)	$14	$327	$(358)	$1,855
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	-	(4)	(17)	76
RMBS	158	(3)	3	(8)	(147)	3
CMBS	34	(9)	15	(10)	13	43
CDOs	102	(2)	7	34	6	147
State and municipal bonds	-	-	1	32	-	33
Hybrid and redeemable preferred securities	100	(1)	19	-	(5)	113
Equity AFS securities	56	-	5	25	-	86
Trading securities	68	2	3	(2)	(11)	60
Derivative investments	2,470	(557)	114	206	-	2,233
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(399)	(143)	-	(191)	-	(733)
GLB reserves embedded derivatives	(2,217)	861	-	-	-	(1,356)
VIEs' liabilities - derivative instruments (5)	(291)	117	-	-	-	(174)
Other liabilities:
Deferred compensation plans (6)	(354)	(37)	-	13	-	(378)
Credit default swaps (7)	(16)	-	-	-	-	(16)
Total, net	$1,697	$212	$181	$422	$(519)	$1,993

	For the Nine Months Ended September 30, 2011
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$5	$10	$(247)	$(84)	$1,500
U.S. government bonds	2	-	-	(1)	-	1
Foreign government bonds	113	-	12	(3)	(17)	105
RMBS	119	(3)	7	16	-	139
CMBS	109	(53)	57	(75)	(1)	37
CDOs	172	19	(17)	(63)	-	111
Hybrid and redeemable preferred securities	119	-	(5)	(18)	(4)	92
Equity AFS securities	92	8	(13)	3	2	92
Trading securities	76	-	4	(8)	(3)	69
Derivative investments	1,495	600	335	96	-	2,526
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(497)	80	-	75	-	(342)
GLB reserves embedded derivatives	(408)	(1,935)	-	-	-	(2,343)
VIEs' liabilities - derivative instruments (5)	(209)	(98)	-	-	-	(307)
Other liabilities:
Deferred compensation plans (6)	(363)	10	-	28	-	(325)
Credit default swaps (7)	(16)	(5)	-	6	-	(15)
Total, net	$2,620	$(1,372)	$390	$(191)	$(107)	$1,340

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 5).
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

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, (in millions) as reported above:

	For the Three Months Ended September 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$247	$-	$(7)	$(14)	$(1)	$225
Foreign government bonds	-	-	-	(2)	-	(2)
CMBS	-	-	-	(2)	-	(2)
CDOs	30	-	-	(3)	-	27
Trading securities	-	(1)	-	(1)	-	(2)
Derivative investments	55	(43)	(75)	-	-	(63)
Future contract benefits:
Indexed annuity contracts embedded derivatives	(31)	-	-	(208)	-	(239)
Other liabilities:
Deferred compensation plans	-	-	-	(2)	-	(2)
Total, net	$301	$(44)	$(82)	$(232)	$(1)	$(58)

	For the Three Months Ended September 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$22	$(14)	$(10)	$(9)	$-	$(11)
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	-	-	-	(1)	(1)
RMBS	28	(1)	-	(3)	-	24
CMBS	-	-	-	(12)	-	(12)
CDOs	-	-	-	(12)	-	(12)
Hybrid and redeemable preferred securities	-	(18)	-	-	-	(18)
Equity AFS securities	10	-	-	-	-	10
Trading securities	-	(2)	-	(3)	-	(5)
Derivative investments	87	6	(83)	-	-	10
Future contract benefits:
Indexed annuity contracts embedded derivatives	(11)	-	-	40	-	29
Other liabilities:
Deferred compensation plans	-	-	-	13	-	13
Total, net	$136	$(29)	$(93)	$13	$(1)	$26

	For the Nine Months Ended September 30, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$404	$(27)	$(5)	$(41)	$(4)	$327
Foreign government bonds	-	-	-	(4)	-	(4)
RMBS	-	-	(7)	(1)	-	(8)
CMBS	-	-	-	(10)	-	(10)
CDOs	47	-	-	(13)	-	34
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	25	-	-	-	-	25
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	428	(40)	(182)	-	-	206
Future contract benefits:
Indexed annuity contracts embedded derivatives	(66)	-	-	(125)	-	(191)
Other liabilities:
Deferred compensation plans	-	-	-	13	-	13
Total, net	$870	$(67)	$(194)	$(183)	$(4)	$422

	For the Nine Months Ended September 30, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$45	$(146)	$(11)	$(46)	$(89)	$(247)
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	(2)	-	-	(1)	(3)
RMBS	28	(1)	-	(11)	-	16
CMBS	-	(53)	-	(22)	-	(75)
CDOs	-	(34)	-	(29)	-	(63)
Hybrid and redeemable preferred securities	-	(18)	-	-	-	(18)
Equity AFS securities	18	(15)	-	-	-	3
Trading securities	-	(3)	-	(5)	-	(8)
Derivative investments	362	(27)	(239)	-	-	96
Future contract benefits:
Indexed annuity contracts embedded derivatives	(49)	-	-	124	-	75
Other liabilities:
Deferred compensation plans	-	-	-	28	-	28
Credit default swaps	-	6	-	-	-	6
Total, net	$404	$(293)	$(250)	$38	$(90)	$(191)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value classified within Level 3 that we still held (in millions):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Investments: (1)
Derivative investments	$(279)	$696	$(618)	$574
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	4	(4)	22	-
GLB reserves embedded derivatives	556	(2,011)	924	(1,781)
VIEs' liabilities - derivative instruments (1)	57	(108)	117	(98)
Other liabilities:
Deferred compensation plans (2)	(18)	22	(37)	10
Credit default swaps (3)	(5)	(8)	-	(7)
Total, net	$315	$(1,413)	$408	$(1,302)

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Three Months			For the Three Months
	Ended September 30, 2012			Ended September 30, 2011
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$241	$(314)	$(73)	$4	$(15)	$(11)
Foreign government bonds	27	(51)	(24)	-	-	-
RMBS	-	(181)	(181)	-	(47)	(47)
CMBS	4	-	4	-	-	-
Hybrid and redeemable preferred securities	-	(29)	(29)	16	-	16
Trading securities	3	(17)	(14)	1	-	1
Total, net	$275	$(592)	$(317)	$21	$(62)	$(41)

	For the Nine Months			For the Nine Months
	Ended September 30, 2012			Ended September 30, 2011
	Transfers	Transfers		Transfers	Transfers
	In to	Out of		In to	Out of
	Level 3	Level 3	Total	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$163	$(521)	$(358)	$33	$(117)	$(84)
Foreign government bonds	29	(46)	(17)	-	(17)	(17)
RMBS	-	(147)	(147)	-	-	-
CMBS	13	-	13	-	(1)	(1)
CDOs	6	-	6	-	-	-
Hybrid and redeemable preferred securities	35	(40)	(5)	18	(22)	(4)
Equity AFS securities	-	-	-	2	-	2
Trading securities	5	(16)	(11)	1	(4)	(3)
Total, net	$251	$(770)	$(519)	$54	$(161)	$(107)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the three and nine months ended September 30, 2012 and 2011, our corporate bonds transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available, respectively.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available or when these prices become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers between Levels 1 and 2 will result.  For the three and nine months ended September 30, 2012 and 2011, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements that were developed as of September 30, 2012:

	Fair	Valuation	Significant
	Value	Technique	Unobservable Inputs	Range
Assets
Investments:
Fixed maturity AFS and trading securities
Corporate bonds	$1,065	Discounted cash flow	Liquidity/duration adjustment (1)	1.8% - 13.2%
Foreign government bonds	77	Discounted cash flow	Liquidity/duration adjustment (1)	1.8% - 6.1%
Hybrid and redeemable preferred stock	21	Discounted cash flow	Liquidity/duration adjustment (1)	2.7% - 2.8%
Equity AFS and trading securities	12	Discounted cash flow	Liquidity/duration adjustment (1)	4.3% - 4.5%

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(733)	Discounted cash flow	Lapse rate (2)	1.0% - 15.0%
			Mortality rate (3)	(7)
GLB reserves embedded derivatives	(1,411)	Monte Carlo simulation	Long-term lapse rate (2)	1.0% - 27.0%
			Utilization of guaranteed withdrawal (5)	90.0% - 100.0%
			Non-performance risk ("NPR") (6)	0.04% - 0.47%
			Mortality rate (3)	(7)
			Volatility (4)	1.0% - 35.0%

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

(5)	The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.
(6)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
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

Changes in any of the significant inputs presented in the table above may result in a significant change in the fair value measurement of the asset or liability as follows:

•	Investments – An increase in the liquidity/duration adjustment input would result in a decrease in the fair value measurement.
•	Indexed annuity contracts embedded derivatives – An increase in the lapse rate or mortality rate inputs would result in a decrease in the fair value measurement.
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

14.  Segment Information

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

Segment information (in millions) was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Operating revenues:
Annuities	$745	$711	$2,210	$2,179
Retirement Plan Services	255	247	765	771
Life Insurance	1,296	1,176	3,765	3,552
Group Protection	517	479	1,560	1,458
Other Operations	101	122	321	352
Excluded realized gain (loss), pre-tax	39	(186)	(55)	(239)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	1	1	2	2
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	-	(3)	-	(2)
Total revenues	$2,954	$2,547	$8,568	$8,073

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income (Loss)
Income (loss) from operations:
Annuities	$139	$153	$433	$442
Retirement Plan Services	29	39	101	129
Life Insurance	154	154	434	433
Group Protection	16	27	59	77
Other Operations	(3)	(44)	(75)	(104)
Excluded realized gain (loss), after-tax	25	(121)	(35)	(156)
Gain (loss) on early extinguishment of debt, after-tax	-	(5)	-	(5)
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	1	-	1	1
Impairment of intangibles, after-tax	2	-	2	-
Benefit ratio unlocking, after-tax	10	(42)	24	(39)
Income (loss) from continuing operations, after-tax	373	161	944	778
Income (loss) from discontinued operations, after-tax	29	(8)	27	(8)
Net income (loss)	$402	$153	$971	$770

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2012, compared with December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012, compared with the corresponding periods in 2011 of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part I – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” as updated in “Part II – Item 1A. Risk Factors” below, “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II – Item 8. Financial Statements and Supplementary Data”; our quarterly reports on Form 10-Q filed in 2012; and our current reports on Form 8-K filed in 2012.

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

•
Adverse global capital and credit market conditions could affect our ability to raise capital, if necessary, and may cause us to realize impairments on investments and certain intangible assets, including goodwill and the valuation allowance against deferred tax assets, which may reduce future earnings and/or affect our financial condition and ability to raise additional capital or refinance existing debt as it matures;

•
Because of our holding company structure, the inability of our subsidiaries to pay dividends to the holding company in sufficient amounts could harm the holding company’s ability to meet its obligations;

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, our subsidiaries’ products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserve requirements related to secondary guarantee universal life and annuities; regulations regarding captive reinsurance arrangements; restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. federal tax reform;

•	Declines in or sustained low interest rates causing a reduction in investment income, the interest margins of our businesses, estimated gross profits (“EGPs”) and demand for our products;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), indexed UL, linked-benefit UL, term life insurance, employer-sponsored defined contribution retirement plans, mutual funds and group life, disability and dental.

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

Unlocking

As discussed in our 2011 Form 10-K, we conduct an annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees in the third quarter of each year.  As a result of this review, we may record prospective unlocking on an annual basis that result in increases or decreases to the carrying values of these items.  Prospective unlocking is driven by changes in assumptions or projection models related to our expectations of future EGPs.

Details underlying the increase (decrease) to income (loss) from continuing operations from our prospective unlocking as a result of our annual comprehensive review (in millions) were as follows:

	For the Three
	Months Ended
	September 30,
	2012	2011	Change
Income (loss) from operations:
Annuities	$(5)	$(18)	72%
Retirement Plan Services	(3)	(2)	-50%
Life Insurance	36	51	-29%
Excluded realized gain (loss) (1)	76	(78)	197%
Income (loss) from continuing operations	$104	$(47)	NM

(1)
Includes unlocking related to the non-performance risk (“NPR”) component of our guaranteed living benefit (“GLB”) embedded derivative reserves (see “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivative Results” below for more information).

Our prospective unlocking – assumption changes were attributable primarily to the following:

2012

During the third quarter of 2012, we lowered our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates.  This reduction in the interest rate assumption resulted in resetting the current new money investment rate followed by a gradual annual recovery over seven years to a rate 50 basis points below our previous ultimate long-term assumption.  As a result of this assumption revision, we recorded unfavorable prospective unlocking of $110 million, after-tax, for Life Insurance, $4 million, after-tax, for Annuities, and $6 million, after-tax, for Retirement Plan Services.

•	For Annuities and Retirement Plan Services, we modified our policyholder behavior assumptions and lowered our new money investment yield assumption as discussed above;
•	For Life Insurance, we modified our policyholder behavior assumptions, partially offset by lowering our new money investment yield assumption as discussed above; and
•	For excluded realized gain (loss), we modified our policyholder behavior assumptions for GLB riders.

2011

•	For Annuities, we lowered our long-term equity market growth rate and interest margin assumptions, partially offset by lowering our lapse assumptions;
•	For Life Insurance, we updated our crediting rate assumptions to reflect actions implemented to reduce interest crediting rates; and
•	For excluded realized gain (loss), we lowered our assumptions for long-term volatility, partially offset by lowering our lapse assumptions.

Reversion to the Mean (“RTM”)

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process, as discussed in our 2011 Form 10-K.

Our long-term variable fund growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for our variable annuity and VUL products, is an immediate drop of approximately 11% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of September 30, 2012, we would have recorded a favorable prospective unlocking of approximately $215 million, pre-tax, for Annuities, approximately $20 million, pre-tax, for Retirement Plan Services, and approximately $20 million, pre-tax, for Life Insurance.

Investments

Investment Valuation

The following summarizes our available-for-sale (“AFS”) and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions):

	As of September 30, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Priced by third party pricing services	$719	$71,629	$-	$72,348
Priced by independent broker quotations	-	-	3,475	3,475
Priced by matrices	-	10,766	-	10,766
Priced by other methods (1)	-	-	1,175	1,175
Total	$719	$82,395	$4,650	$87,764

Percent of total	1%	94%	5%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For more information about the valuation of our financial instruments carried at fair value, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – Investments – Investment Valuation” in our 2011 Form 10-K and Note 13.

As of September 30, 2012, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.  We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of September 30, 2012, we used broker quotes for 74 securities as our final price source, representing 1% of total securities owned.

Derivatives

Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in Note 6 of this report and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Form 10-K.

Guaranteed Living Benefits

Within our individual annuity business, approximately 50% of our variable annuity account values contained a guaranteed withdrawal benefit (“GWB”) rider as of September 30, 2012.  Declines in the equity markets increase our exposure to potential benefits under the GWB contracts, leading to an increase in our existing liability for those benefits.  For example, a GWB contract is “in the money” if the contract holder’s account balance falls below the guaranteed amount.  As of September 30, 2012 and 2011,

44% and 91%, respectively, of all GWB in-force contracts were “in the money,” and our exposure to the guaranteed amounts, after reinsurance, as of September 30, 2012 and 2011, was $1.1 billion and $3.8 billion, respectively.  Our exposure before reinsurance for these same periods was $1.2 billion and $4.1 billion, respectively.  However, the only way the GWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is upon death or through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount.  If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for our lifetime GWB products, the annuity payments can continue beyond the guaranteed amount.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions and Dispositions” and Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net Income (Loss)
Income (loss) from operations:
Annuities	$139	$153	-9%	$433	$442	-2%
Retirement Plan Services	29	39	-26%	101	129	-22%
Life Insurance	154	154	0%	434	433	0%
Group Protection	16	27	-41%	59	77	-23%
Other Operations	(3)	(44)	93%	(75)	(104)	28%
Excluded realized gain (loss), after-tax	25	(121)	121%	(35)	(156)	78%
Gain (loss) on early extinguishment of debt, after-tax	-	(5)	100%	-	(5)	100%
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	1	-	NM	1	1	0%
Impairment of intangibles, after-tax	2	-	NM	2	-	NM
Benefit ratio unlocking, after-tax	10	(42)	124%	24	(39)	162%
Income (loss) from continuing operations, after-tax	373	161	132%	944	778	21%
Income (loss) from discontinued operations, after-tax	29	(8)	NM	27	(8)	NM
Net income (loss)	$402	$153	163%	$971	$770	26%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Deposits
Annuities	$2,677	$2,709	-1%	$8,025	$8,274	-3%
Retirement Plan Services	1,717	1,456	18%	4,519	3,996	13%
Life Insurance	1,106	1,343	-18%	3,403	3,887	-12%
Total deposits	$5,500	$5,508	0%	$15,947	$16,157	-1%

Net Flows
Annuities	$396	$663	-40%	$1,391	$1,845	-25%
Retirement Plan Services	232	329	-29%	638	285	124%
Life Insurance	695	963	-28%	2,169	2,652	-18%
Total net flows	$1,323	$1,955	-32%	$4,198	$4,782	-12%

	As of September 30,
	2012	2011	Change
Account Values
Annuities	$94,158	$81,229	16%
Retirement Plan Services	43,103	37,020	16%
Life Insurance	36,589	34,419	6%
Total account values	$173,850	$152,668	14%

Comparison of the Three and Nine Months Ended September 30, 2012 to 2011

Net income increased due primarily to the following:

•	The effect of favorable prospective unlocking;
•	Favorable tax adjustments during 2012 due primarily to the release of reserves associated with prior tax years that were closed in the third quarter;
•	Realized gains on the mark-to-market on certain instruments during 2012 as compared to realized losses during 2011 attributable to spreads narrowing on corporate credit default swaps; and
•	Growth in account values, insurance in force and group earned premiums.

The increase in net income was partially offset by the following:

•	Higher gross realized gains during 2011 originating from asset sales to reposition the investment portfolio;
•	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Strategic investments in technology platforms and distribution processes, partially offset by aggressively managing expenses.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums (1)	$29	$15	93%	$64	$60	7%
Insurance fees	332	317	5%	980	948	3%
Net investment income	268	271	-1%	819	837	-2%
Operating realized gain (loss)	30	23	30%	82	69	19%
Other revenues and fees (2)	86	85	1%	265	265	0%
Total operating revenues	745	711	5%	2,210	2,179	1%
Operating Expenses
Interest credited	146	177	-18%	480	530	-9%
Benefits	131	87	51%	226	165	37%
Commissions and other expenses	295	287	3%	974	961	1%
Total operating expenses	572	551	4%	1,680	1,656	1%

Income (loss) from operations before taxes	173	160	8%	530	523	1%
Federal income tax expense (benefit)	34	7	NM	97	81	20%
Income (loss) from operations	$139	$153	-9%	$433	$442	-2%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of the Three Months Ended September 30, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	More favorable tax return true-ups recorded in 2011 than in 2012 driven by the separate account dividends-received deduction (“DRD”) and other items;
•	Higher benefits attributable to the effect of prospective unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information); and
•	Higher commissions and other expenses driven by higher account values driving higher trail commissions and strategic investments in technology platforms and distribution processes.

The decrease in income from operations was partially offset by the following:

•	Higher net investment income, net of interest credited, driven by:
▪	The effect of prospective unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
▪
Higher average fixed account values since the third quarter of 2011 (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and

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

•
Higher insurance fees driven by higher average daily variable account values since the third quarter of 2011 (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values).

Comparison of the Nine Months Ended September 30, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Higher benefits attributable to the following:
▪	The effect of prospective unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
▪	Unfavorable mortality experience on SPIA during 2012 as compared to favorable experience during 2011; and
▪	An increase in the growth in benefit reserves from higher than expected GLB payments;
•	More favorable tax return true-ups recorded in 2011 than in 2012 driven by the separate account DRD and other items; and
•	Higher commissions and other expenses driven by higher account values driving higher trail commissions and strategic investments in technology platforms and distribution processes.

The decrease in income from operations was partially offset by the following:

•
Higher insurance fees driven by higher average daily variable account values since the third quarter of 2011 (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values); and

•	Higher net investment income, net of interest credited, driven by:
▪	The effect of prospective unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
▪
Higher average fixed account values since the third quarter of 2011 (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and

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

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8% for the three and nine months ended September 30, 2012 and 2011.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above, during the third quarter of 2012, we lowered our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Insurance Fees
Mortality, expense and other assessments	$337	$316	7%	$979	$950	3%
Surrender charges	2	8	-75%	12	29	-59%
DFEL:
Deferrals	(5)	(16)	69%	(18)	(51)	65%
Amortization, net of interest:
Prospective unlocking	(6)	6	NM	(6)	6	NM
Amortization, net of interest, excluding unlocking	4	3	33%	13	14	-7%
Total insurance fees	$332	$317	5%	$980	$948	3%

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Account Value Information
Variable annuity deposits (1)	$1,518	$1,415	7%	$4,621	$4,558	1%
Increases (decreases) in variable annuity account values:
Net flows (1)	(97)	(41)	NM	(251)	(243)	-3%
Change in market value (1)	3,186	(8,345)	138%	6,576	(5,981)	210%
Transfers to the variable portion of variable annuity products from the fixed portion of variable annuity products	696	609	14%	2,064	2,140	-4%
Variable annuity account values (1)	73,400	60,774	21%	73,400	60,774	21%
Average daily variable annuity account values (1)	71,535	65,169	10%	69,926	66,625	5%
Average daily S&P 500	1,402.14	1,227.42	14%	1,366.26	1,282.45	7%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$236	$243	-3%	$711	$735	-3%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	2	6	-67%	8	23	-65%
Alternative investments (2)	-	-	NM	1	-	NM
Surplus investments (3)	30	22	36%	99	79	25%
Total net investment income	$268	$271	-1%	$819	$837	-2%

Interest Credited
Amount provided to contract holders	$160	$176	-9%	$491	$525	-6%
DSI deferrals	(11)	(10)	-10%	(30)	(29)	-3%
Interest credited before DSI amortization	149	166	-10%	461	496	-7%
DSI amortization:
Prospective unlocking	(14)	2	NM	(14)	2	NM
Amortization, excluding unlocking	11	9	22%	33	32	3%
Total interest credited	$146	$177	-18%	$480	$530	-9%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	4.83%	5.08%	(25)	4.88%	5.18%	(30)
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.12%	(8)	0.05%	0.16%	(11)
Net investment income yield on reserves	4.87%	5.20%	(33)	4.93%	5.34%	(41)

Interest rate credited to contract holders	2.94%	3.33%	(39)	3.04%	3.34%	(30)
Interest rate spread	1.93%	1.87%	6	1.89%	2.00%	(11)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Other Information
Fixed annuity deposits (1)	$1,159	$1,294	-10%	$3,403	$3,717	-8%
Increases (decreases) in fixed annuity account values:
Net flows (1)	493	704	-30%	1,641	2,089	-21%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(696)	(609)	-14%	(2,064)	(2,140)	4%
Reinvested interest credited (1)	201	45	NM	609	445	37%
Fixed annuity account values (1)	20,757	20,455	1%	20,757	20,455	1%
Average fixed account values (1)	20,788	20,415	2%	20,678	20,190	2%
Average invested assets on reserves	19,493	19,160	2%	19,523	18,947	3%

(1)	Includes the fixed portion of variable.

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

Benefits

Details underlying benefits (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Benefits
Prospective unlocking	$73	$43	70%	$73	$43	70%
Net death and other benefits, excluding unlocking	58	44	32%	153	122	25%
Total benefits	$131	$87	51%	$226	$165	37%

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Commissions and Other Expenses
Commissions:
Deferrable	$124	$121	2%	$367	$357	3%
Non-deferrable	79	61	30%	221	195	13%
General and administrative expenses	97	85	14%	292	265	10%
Inter-segment reimbursement associated with reserve financing and LOC expenses (1)	-	(1)	100%	-	(1)	100%
Taxes, licenses and fees	9	5	80%	23	20	15%
Total expenses incurred, excluding broker-dealer	309	271	14%	903	836	8%
DAC deferrals	(138)	(137)	-1%	(411)	(405)	-1%
Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	171	134	28%	492	431	14%
DAC and VOBA amortization, net of interest:
Prospective unlocking	(57)	(11)	NM	(57)	(11)	NM
Amortization, net of interest, excluding unlocking	96	78	23%	280	272	3%
Broker-dealer expenses incurred	85	86	-1%	259	269	-4%
Total commissions and other expenses	$295	$287	3%	$974	$961	1%

DAC Deferrals
As a percentage of sales/deposits	5.2%	5.1%		5.1%	4.9%

(1)
Represents reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”).  The inter-segment amounts are not reported on our Consolidated Statements of Income (Loss).

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance fees	$53	$51	4%	$158	$161	-2%
Net investment income	199	193	3%	598	598	0%
Other revenues and fees (1)	3	3	0%	9	12	-25%
Total operating revenues	255	247	3%	765	771	-1%
Operating Expenses
Interest credited	114	109	5%	337	326	3%
Benefits	-	2	-100%	-	2	-100%
Commissions and other expenses	102	83	23%	293	262	12%
Total operating expenses	216	194	11%	630	590	7%
Income (loss) from operations before taxes	39	53	-26%	135	181	-25%
Federal income tax expense (benefit)	10	14	-29%	34	52	-35%
Income (loss) from operations	$29	$39	-26%	$101	$129	-22%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of the Three Months Ended September 30, 2012 to 2011

Income from operations for this segment decreased due primarily to higher commissions and other expenses driven by the following:

•	Strategic investments in technology platforms and distribution expansion efforts; and
•	The effect of prospective unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information).

Comparison of the Nine Months Ended September 30, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses driven by strategic investments in technology platforms and distribution expansion efforts;
•	Lower net investment income, net of interest credited, driven by:
▪	Lower prepayment and bond makewhole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and
▪	Spread compression due to new money rates averaging below our portfolio yields, partially offset by actions implemented to reduce interest crediting rates;
partially offset by:
▪
Higher average fixed account values since the third quarter of 2011 (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and

▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information); and
•
Lower insurance fees driven by lower average daily variable account values since the third quarter of 2011 (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values).

Additional Information

Net flows in this business fluctuate based on the timing of larger plans implementing on our platform and terminating over the course of the year, and we expect this trend will continue for the remainder of 2012.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 14% and 12% for the three and nine months ended September 30, 2012, respectively, compared to 12% for the corresponding periods in 2011.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 37% and 41% as of September 30, 2012, and 2011, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production will be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above, during the third quarter of 2012, we lowered our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Insurance Fees
Annuity expense assessments	$45	$43	5%	$133	$136	-2%
Mutual fund fees	8	7	14%	24	23	4%
Total expense assessments	53	50	6%	157	159	-1%
Surrender charges	-	1	-100%	1	2	-50%
Total insurance fees	$53	$51	4%	$158	$161	-2%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-period	$6,470	$6,566	-1%	$6,168	$6,396	-4%
Gross deposits	362	312	16%	1,152	953	21%
Withdrawals and deaths	(330)	(336)	2%	(1,110)	(1,045)	-6%
Net flows	32	(24)	233%	42	(92)	146%
Transfers between fixed and variable accounts	(5)	-	NM	(16)	(6)	NM
Investment increase and change in market value	269	(686)	139%	572	(442)	229%
Balance as of end-of-period	$6,766	$5,856	16%	$6,766	$5,856	16%

Total Mid – Large Segment:
Balance as of beginning-of-period	$19,139	$17,333	10%	$17,434	$16,207	8%
Gross deposits	1,186	969	22%	2,852	2,504	14%
Withdrawals and deaths	(798)	(408)	-96%	(1,697)	(1,463)	-16%
Net flows	388	561	-31%	1,155	1,041	11%
Transfers between fixed and variable accounts	(17)	(19)	11%	(24)	(57)	58%
Investment increase and change in market value	783	(1,769)	144%	1,728	(1,085)	259%
Balance as of end-of-period	$20,293	$16,106	26%	$20,293	$16,106	26%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-period	$15,788	$16,388	-4%	$15,531	$16,221	-4%
Gross deposits	169	175	-3%	515	539	-4%
Withdrawals and deaths	(357)	(383)	7%	(1,074)	(1,203)	11%
Net flows	(188)	(208)	10%	(559)	(664)	16%
Investment increase and change in market value	444	(1,122)	140%	1,072	(499)	NM
Balance as of end-of-period	$16,044	$15,058	7%	$16,044	$15,058	7%

Total Annuities and Mutual Funds:
Balance as of beginning-of-period	$41,397	$40,287	3%	$39,133	$38,824	1%
Gross deposits	1,717	1,456	18%	4,519	3,996	13%
Withdrawals and deaths	(1,485)	(1,127)	-32%	(3,881)	(3,711)	-5%
Net flows	232	329	-29%	638	285	124%
Transfers between fixed and variable accounts	(22)	(19)	-16%	(40)	(63)	37%
Investment increase and change in market value	1,496	(3,577)	142%	3,372	(2,026)	266%
Balance as of end-of-period (1)	$43,103	$37,020	16%	$43,103	$37,020	16%

(1)
Includes mutual fund account values and other third-party trustee-held assets.  These items are not included in the separate accounts reported on our Consolidated Balance Sheets as we do not have any ownership interest in them.

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Account Value Information
Variable annuity deposits (1)	$343	$391	-12%	$1,219	$1,199	2%
Increases (decreases) in variable annuity account values:
Net flows (1)	(103)	(120)	14%	(291)	(415)	30%
Change in market value (1)	632	(1,888)	133%	1,405	(1,176)	219%
Transfers from the variable portion of variable annuity products to the fixed portion of variable annuity products	(79)	(124)	36%	(193)	(214)	10%
Variable annuity account values (1)	13,788	12,122	14%	13,788	12,122	14%
Average daily variable annuity account values (1)	13,558	13,217	3%	13,507	13,889	-3%
Average daily S&P 500	1,402.14	1,227.42	14%	1,366.26	1,282.45	7%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$184	$180	2%	$547	$536	2%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	-	1	-100%	3	20	-85%
Alternative investments (2)	-	-	NM	1	1	0%
Surplus investments (3)	15	12	25%	47	41	15%
Total net investment income	$199	$193	3%	$598	$598	0%

Interest Credited	$114	$109	5%	$337	$326	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.23%	5.53%	(30)	5.28%	5.57%	(29)
Commercial mortgage loan prepayment and bond makewhole premiums	0.01%	0.04%	(3)	0.02%	0.20%	(18)
Alternative investments	0.00%	0.00%	-	0.01%	0.01%	-
Net investment income yield on reserves	5.24%	5.57%	(33)	5.31%	5.78%	(47)
Interest rate credited to contract holders	3.22%	3.31%	(9)	3.22%	3.34%	(12)
Interest rate spread	2.02%	2.26%	(24)	2.09%	2.44%	(35)

	As of or For the Three			As of or For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Other Information
Fixed annuity deposits (1)	$489	$378	29%	$1,206	$1,042	16%
Increases (decreases) in fixed annuity account values:
Net flows (1)	44	22	100%	(13)	(87)	85%
Transfers to the fixed portion of variable annuity products from the variable portion of variable annuity products	79	124	-36%	193	214	-10%
Reinvested interest credited (1)	114	111	3%	336	327	3%
Fixed annuity account values (1)	14,242	13,395	6%	14,242	13,395	6%
Average fixed account values (1)	14,126	13,244	7%	13,918	13,048	7%
Average invested assets on reserves	14,095	13,068	8%	13,829	12,848	8%

(1)	Includes the fixed portion of variable.

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

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions:
Deferrable	$4	$5	-20%	$14	$15	-7%
Non-deferrable	13	11	18%	38	35	9%
General and administrative expenses	77	65	18%	224	200	12%
Taxes, licenses and fees	4	3	33%	12	12	0%
Total expenses incurred	98	84	17%	288	262	10%
DAC deferrals	(9)	(8)	-13%	(28)	(26)	-8%
Total expenses recognized before amortization	89	76	17%	260	236	10%
DAC and VOBA amortization, net of interest:
Prospective unlocking	4	2	100%	4	2	100%
Amortization, net of interest, excluding unlocking	9	5	80%	29	24	21%
Total commissions and other expenses	$102	$83	23%	$293	$262	12%

DAC Deferrals
As a percentage of annuity sales/deposits	1.1%	1.0%		1.2%	1.2%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums	$103	$104	-1%	$326	$324	1%
Insurance fees	605	498	21%	1,645	1,473	12%
Net investment income	578	569	2%	1,773	1,736	2%
Operating realized gain	1	-	NM	1	-	NM
Other revenues and fees	9	5	80%	20	19	5%
Total operating revenues	1,296	1,176	10%	3,765	3,552	6%
Operating Expenses
Interest credited	319	312	2%	941	921	2%
Benefits	296	152	95%	1,248	1,209	3%
Commissions and other expenses	465	493	-6%	951	791	20%
Total operating expenses	1,080	957	13%	3,140	2,921	7%
Income (loss) from operations before taxes	216	219	-1%	625	631	-1%
Federal income tax expense (benefit)	62	65	-5%	191	198	-4%
Income (loss) from operations	$154	$154	0%	$434	$433	0%

Comparison of the Three Months Ended September 30, 2012 to 2011

Income from operations for this segment remained flat due primarily to the following:

•	Higher insurance fees due to the effect of prospective unlocking and growth in business in force; and
•
Lower commissions and other expenses due to the effect of prospective unlocking, partially offset by a higher amortization rate as a result of higher gross profits than our model projections assumed and other reserve changes;

entirely offset by:
•	Higher benefits due to:
▪	The effect of prospective unlocking; and
▪	Continued growth in our secondary guarantee life insurance business;
partially offset by:
▪	Lower death claims.

Comparison of the Nine Months Ended September 30, 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees due to the effect of prospective unlocking and growth in business in force; and
•	Higher net investment income, net of interest credited, driven by:
▪	Growth in business in force;
partially offset by:
▪
Less favorable investment income on alternative investments and lower prepayment and bond makewhole premiums (see “Consolidated Investments – Alternative Investments” and “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for more information); and

▪	Spread compression due to new money rates averaging below our portfolio yields, partially offset by lower interest crediting rates.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses attributable to the effect of prospective unlocking and other reserve changes; and
•	Higher benefits due to:
▪	Higher death claims; and
▪	Continued growth in our secondary guarantee life insurance business;
partially offset by:
▪	The effect of prospective unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information about our third quarter prospective unlocking.

Strategies to Address Statutory Reserve Strain

Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  The calculated reserve levels exceed the expected economic levels of benefits that will arise under these products; therefore, our surplus is reduced to hold these higher reserve levels.  Our insurance subsidiaries are employing strategies to reduce the surplus strain of holding the higher statutory reserves associated with term products and UL products containing secondary guarantees.  As noted below, we have been successful in executing reinsurance solutions to release surplus to Other Operations.  We will continue to manage our present reinsurance solutions and enter into new solutions to minimize the strain on our surplus.

Included in the LOCs issued as of September 30, 2012, was approximately $2.3 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $65 million and $1.4 billion was issued for UL products containing secondary guarantees that will expire in 2015 and 2031, respectively, and approximately $855 million was issued for term business that will expire in 2023.  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part II – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Changes to the calculation of reserves and attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” below for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above, during the third quarter of 2012, we lowered our new money investment yield assumption to reflect the current new money rates and to approximate the forward curve for interest rates.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Insurance Fees
Mortality assessments	$324	$335	-3%	$991	$986	1%
Expense assessments	197	230	-14%	608	694	-12%
Surrender charges	25	21	19%	68	73	-7%
DFEL:
Deferrals	(73)	(119)	39%	(238)	(360)	34%
Amortization, net of interest:
Prospective unlocking	81	(13)	NM	75	(28)	NM
Amortization, net of interest, excluding unlocking	51	44	16%	141	108	31%
Total insurance fees	$605	$498	21%	$1,645	$1,473	12%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Sales by Product
UL:
Excluding MoneyGuard®	$38	$74	-49%	$136	$242	-44%
MoneyGuard®	40	48	-17%	121	121	0%
Total UL	78	122	-36%	257	363	-29%
VUL	9	13	-31%	31	34	-9%
COLI and BOLI	9	8	13%	31	35	-11%
Term	16	12	33%	42	39	8%
Total sales	$112	$155	-28%	$361	$471	-23%

Net Flows
Deposits	$1,106	$1,343	-18%	$3,403	$3,887	-12%
Withdrawals and deaths	(411)	(380)	-8%	(1,234)	(1,235)	0%
Net flows	$695	$963	-28%	$2,169	$2,652	-18%

Contract holder assessments	$816	$819	0%	$2,421	$2,441	-1%

	As of September 30,
	2012	2011	Change
Account Values
UL	$28,883	$27,485	5%
VUL	5,450	4,658	17%
Interest-sensitive whole life	2,256	2,276	-1%
Total account values	$36,589	$34,419	6%

In-Force Face Amount
UL and other	$308,470	$304,475	1%
Term insurance	275,992	269,969	2%
Total in-force face amount	$584,462	$574,444	2%

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

•	Term – 100% of first year paid premiums.

The following table summarizes key information pertaining to our UL and VUL products with secondary guarantees:

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

As a percentage of interest sensitive life insurance in force	38%	38%	38%	38%
As a percentage of sales	26%	46%	31%	49%

Changes in the marketplace and continuing efforts to increase sales of higher return products are resulting in a shift in our business mix away from UL products with secondary guarantees to products like Indexed UL, VUL and term.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$541	$524	3%	$1,630	$1,563	4%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	2	5	-60%	10	21	-52%
Alternative investments (2)	3	13	-77%	30	61	-51%
Surplus investments (3)	32	27	19%	103	91	13%
Total net investment income	$578	$569	2%	$1,773	$1,736	2%

Interest Credited	$319	$312	2%	$941	$921	2%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.60%	5.74%	(14)	5.70%	5.82%	(12)
Commercial mortgage loan prepayment and bond makewhole premiums	0.02%	0.06%	(4)	0.04%	0.08%	(4)
Alternative investments	0.03%	0.16%	(13)	0.12%	0.26%	(14)
Net investment income yield on reserves	5.65%	5.96%	(31)	5.86%	6.16%	(30)
Interest rate credited to contract holders	3.92%	4.10%	(18)	3.93%	4.09%	(16)
Interest rate spread	1.73%	1.86%	(13)	1.93%	2.07%	(14)

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.67%	5.90%	(23)	5.73%	5.93%	(20)
Commercial mortgage loan prepayment and bond makewhole premiums	0.00%	0.03%	(3)	0.01%	0.04%	(3)
Alternative investments	0.00%	0.00%	-	0.01%	0.01%	-
Net investment income yield on reserves	5.67%	5.93%	(26)	5.75%	5.98%	(23)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$34,321	$32,080	7%	$33,801	$31,454	7%
Account values - universal and whole life	31,666	30,237	5%	31,442	29,832	5%

Attributable to traditional products:
Invested assets on reserves	4,374	4,311	1%	4,310	4,290	0%

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

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Benefits
Death claims direct and assumed	$703	$759	-7%	$2,283	$2,179	5%
Death claims ceded	(317)	(377)	16%	(1,102)	(1,047)	-5%
Reserves released on death	(132)	(108)	-22%	(375)	(345)	-9%
Net death benefits	254	274	-7%	806	787	2%
Change in secondary guarantee life insurance product reserves:
Prospective unlocking	(154)	(355)	57%	(145)	(162)	10%
Change in reserves, excluding unlocking	111	128	-13%	356	362	-2%
Other benefits:
Prospective unlocking	-	33	-100%	-	33	-100%
Other benefits, excluding unlocking (1)	85	72	18%	231	189	22%
Total benefits	$296	$152	95%	$1,248	$1,209	3%

Death claims per $1,000 of in-force	1.74	1.91	-9%	1.85	1.85	0%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing prospective unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 of our 2011 Form 10-K for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions	$115	$161	-29%	$371	$500	-26%
General and administrative expenses	118	116	2%	357	343	4%
Expenses associated with reserve financing	17	14	21%	49	42	17%
Taxes, licenses and fees	33	40	-18%	102	110	-7%
Total expenses incurred	283	331	-15%	879	995	-12%
DAC and VOBA deferrals	(131)	(183)	28%	(420)	(569)	26%
Total expenses recognized before amortization	152	148	3%	459	426	8%
DAC and VOBA amortization, net of interest:
Prospective unlocking	180	231	-22%	147	17	NM
Amortization, net of interest, excluding unlocking	132	113	17%	342	345	-1%
Other intangible amortization	1	1	0%	3	3	0%
Total commissions and other expenses	$465	$493	-6%	$951	$791	20%

DAC and VOBA Deferrals
As a percentage of sales	117.0%	118.1%		116.3%	120.8%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums	$473	$440	8%	$1,431	$1,337	7%
Net investment income	41	37	11%	121	115	5%
Other revenues and fees	3	2	50%	8	6	33%
Total operating revenues	517	479	8%	1,560	1,458	7%
Operating Expenses
Interest credited	1	1	0%	3	2	50%
Benefits	360	319	13%	1,078	991	9%
Commissions and other expenses	132	118	12%	389	347	12%
Total operating expenses	493	438	13%	1,470	1,340	10%
Income (loss) from operations before taxes	24	41	-41%	90	118	-24%
Federal income tax expense (benefit)	8	14	-43%	31	41	-24%
Income (loss) from operations	$16	$27	-41%	$59	$77	-23%

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Income (Loss) from Operations by Product Line
Life	$6	$11	-45%	$18	$28	-36%
Disability	7	15	-53%	37	48	-23%
Dental	2	-	NM	-	(3)	100%
Total non-medical	15	26	-42%	55	73	-25%
Medical	1	1	0%	4	4	0%
Income (loss) from operations	$16	$27	-41%	$59	$77	-23%

Comparison of the Three and Nine Months Ended September 30, 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Unfavorable total non-medical loss ratio experience; and
•	Higher commissions and other expenses attributable to strategic investments in sales and distribution processes and technology platforms as well as an increase in business.

The decrease in income from operations was partially offset by growth in insurance premiums driven by normal, organic business growth in our non-medical products.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  During the third quarter of 2012, our total non-medical loss ratio of 75.7% was above our long-term expectation of 71% to 74%

due primarily to unfavorable long-term disability claims severity and, to a lesser extent, adverse mortality experience.  Non-medical loss ratios in general are likely to remain at the high end of our long-term expectation of 71% to 74% during the fourth quarter of 2012.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Insurance Premiums by Product Line
Life	$194	$174	11%	$570	$517	10%
Disability	207	190	9%	610	568	7%
Dental	49	46	7%	142	137	4%
Total non-medical	450	410	10%	1,322	1,222	8%
Medical	23	30	-23%	109	115	-5%
Total insurance premiums	$473	$440	8%	$1,431	$1,337	7%

Sales	$97	$75	29%	$252	$187	35%

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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change

Benefits and Interest Credited by Product Line
Life	$149	$125	19%	$437	$386	13%
Disability	158	134	18%	440	396	11%
Dental	34	35	-3%	107	110	-3%
Total non-medical	341	294	16%	984	892	10%
Medical	20	26	-23%	97	101	-4%
Total benefits and interest credited	$361	$320	13%	$1,081	$993	9%

Loss Ratios by Product Line
Life	76.8%	72.1%		76.7%	74.7%
Disability	76.3%	70.4%		72.0%	70.0%
Dental	69.0%	76.2%		75.7%	80.0%
Total non-medical	75.7%	71.8%		74.4%	73.1%
Medical	85.4%	86.9%		88.1%	87.8%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Commissions and Other Expenses
Commissions	$55	$50	10%	$162	$150	8%
General and administrative expenses	70	60	17%	200	169	18%
Taxes, licenses and fees	12	12	0%	37	32	16%
Total expenses incurred	137	122	12%	399	351	14%
DAC deferrals	(15)	(13)	-15%	(43)	(32)	-34%
Total expenses recognized before amortization	122	109	12%	356	319	12%
DAC and VOBA amortization, net of interest	10	9	11%	33	28	18%
Total commissions and other expenses	$132	$118	12%	$389	$347	12%

DAC Deferrals
As a percentage of insurance premiums	3.2%	3.0%		3.0%	2.4%

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

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Operating Revenues
Insurance premiums	$-	$1	-100%	$4	$1	300%
Net investment income	61	80	-24%	198	237	-16%
Amortization of deferred gain on business sold through reinsurance	18	18	0%	54	54	0%
Media revenues (net)	21	20	5%	60	56	7%
Other revenues and fees	1	3	-67%	5	4	25%
Total operating revenues	101	122	-17%	321	352	-9%
Operating Expenses
Interest credited	30	27	11%	91	85	7%
Benefits	43	34	26%	105	95	11%
Media expenses	16	17	-6%	49	51	-4%
Other expenses	33	34	-3%	69	62	11%
Interest and debt expense	68	71	-4%	203	215	-6%
Total operating expenses	190	183	4%	517	508	2%
Income (loss) from operations before taxes	(89)	(61)	-46%	(196)	(156)	-26%
Federal income tax expense (benefit)	(86)	(17)	NM	(121)	(52)	NM
Income (loss) from operations	$(3)	$(44)	93%	$(75)	$(104)	28%

Comparison of the Three and Nine Months Ended September 30, 2012 to 2011

Loss from operations for Other Operations decreased due primarily to favorable tax adjustments during 2012 related to the release of reserves associated with prior tax years that were closed in the third quarter.

The increase in income from operations was partially offset by lower net investment income, net of interest credited, attributable to the following:

•	New money rates averaging below our portfolio yields; and
•
Repurchases of common stock, net cash used in operating activities due to interest payments and transfers to other segments for other-than-temporary impairment (“OTTI”) resulting in lower average invested assets.

Additional Information

Other Operations experienced elevated levels of expense during both 2012 and 2011 related primarily to restructuring charges and a state guaranty funds assessment associated with Executive Life Insurance Company of New York, respectively.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Other Expenses
General and administrative expenses:
Legal	$-	$-	NM	$1	$2	-50%
Branding	4	9	-56%	21	19	11%
Other (1)	7	13	-46%	34	37	-8%
Total general and administrative expenses	11	22	-50%	56	58	-3%
Restructuring charges	14	-	NM	14	-	NM
Taxes, licenses and fees	11	14	-21%	7	11	-36%
Inter-segment reimbursement associated with reserve financing and LOC expenses (2)	(3)	(2)	-50%	(8)	(7)	-14%
Total other expenses	$33	$34	-3%	$69	$62	11%

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$31	$23	35%	$83	$69	20%
Total excluded realized gain (loss)	39	(186)	121%	(55)	(239)	77%
Total realized gain (loss), pre-tax	$70	$(163)	143%	$28	$(170)	116%

Reconciliation of Excluded Realized Gain (Loss), Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$25	$(121)	121%	$(35)	$(156)	78%
Benefit ratio unlocking	10	(42)	124%	24	(39)	162%
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$35	$(163)	121%	$(11)	$(195)	94%

Components of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(35)	$(29)	155%	$(99)	$(60)	202%
Gain (loss) on the mark-to-market on certain instruments	38	(69)	NM	64	(63)	NM
Variable annuity net derivatives results:
Hedge program performance	15	(91)	208%	(3)	(121)	98%
Unlocking for GLB reserves hedged	84	(78)	NM	84	(78)	208%
GLB NPR component	(61)	106	160%	(60)	127	NM
Total variable annuity net derivatives results	38	(63)	160%	21	(72)	129%
Indexed annuity forward-starting option (2)	(6)	(2)	NM	3	-	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$35	$(163)	121%	$(11)	$(195)	94%

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance liabilities.
(2)	Includes unfavorable prospective unlocking – model refinements of $8 million, after-tax, for the three and nine months ended September 30, 2012.

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

For information on our counterparty exposure, see “Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of the Three and Nine Months Ended September 30, 2012 to 2011

Realized gain (loss) is driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking.

We had realized gains during 2012 as compared to losses during 2011 due primarily to the following:

•	Realized gains on the mark-to-market on certain instruments during 2012 as compared to realized losses during 2011 attributable to spreads narrowing on corporate credit default swaps; and
•	Gains on variable annuity net derivatives results during 2012 as compared to losses during 2011 attributable to:
▪	The effect of prospective unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information); and
▪	Less volatile capital markets during 2012 resulting in more favorable hedge program performance;
partially offset by:
▪	Narrowing of our credit spreads during 2012 resulting in an unfavorable GLB NPR component.

The realized gains during 2012 were partially offset by higher gross realized gains related to certain investments during 2011 originating from asset sales to reposition the investment portfolio (see “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below for more information).

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

Realized Gain (Loss) Related to Certain Investments

See “Consolidated Investments – Realized Gain (Loss) Related to Certain Investments” below.

Gain (Loss) on the Mark-to-Market on Certain Instruments

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Gain (Loss) on the Mark-to-Market on Certain Instruments” in our 2011 Form 10-K for a discussion on the mark-to-market on certain instruments and Note 4 for information about consolidated variable interest entities.

Variable Annuity Net Derivatives Results

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” in our 2011 Form 10-K for a discussion of our variable annuity net derivatives results.  In addition, for information on the unlocking for GLB reserves hedged, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking.”

The variable annuity hedge program ended the third quarter of 2012 with assets of $2.3 billion, which were in excess of the estimated liability of $1.6 billion as of September 30, 2012.

As of September 30, 2012, the net effect of the NPR resulted in a $76 million decrease in the liability for our GLB embedded derivative reserves.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
10-year CDS spread	2.40%	3.48%	2.40%	3.65%	4.42%
NPR factor related to 10-year CDS spread	0.29%	0.45%	0.25%	0.43%	0.51%
Unadjusted embedded derivative liability	$1,432	$2,116	$1,083	$2,418	$2,642

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of September 30, 2012, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $225 million, pre-DAC and pre-tax. Under this scenario, the effect of the NPR would result in an increase rather than a decrease to the unadjusted embedded derivative liability.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of September 30, 2012, then there would have been a favorable effect to net income of approximately $105 million, pre-DAC and pre-tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our credit default swap (“CDS”) spreads and the slope of the CDS spread term structure.

For additional information on our guaranteed benefits, see “Critical Accounting Policies and Estimates – Derivatives – Guaranteed Living Benefits” above.

Indexed Annuity Forward-Starting Option

See “Realized Gain (Loss) and Benefit Ratio Unlocking – Indexed Annuity Forward-Starting Option” in our 2011 Form 10-K for a discussion of our indexed annuity forward-starting option.

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Investments
AFS securities:
Fixed maturity	$81,179	$75,433	82.4%	81.0%
VIEs' fixed maturity	706	700	0.7%	0.8%
Total fixed maturity	81,885	76,133	83.1%	81.8%
Equity	156	139	0.2%	0.1%
Trading securities	2,650	2,675	2.7%	2.9%
Mortgage loans on real estate	6,690	6,942	6.8%	7.4%
Real estate	112	137	0.1%	0.1%
Policy loans	2,780	2,884	2.8%	3.1%
Derivative investments	3,072	3,151	3.1%	3.4%
Alternative investments	873	807	0.9%	0.9%
Other investments	250	262	0.3%	0.3%
Total investments	$98,468	$93,130	100.0%	100.0%

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

	As of September 30, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,129	$1,075	$87	$10,117	12.4%
Basic industry	3,836	428	18	4,246	5.2%
Capital goods	4,383	602	19	4,966	6.1%
Communications	3,611	554	21	4,144	5.1%
Consumer cyclical	3,641	486	24	4,103	5.0%
Consumer non-cyclical	9,101	1,519	3	10,617	13.0%
Energy	5,489	897	2	6,384	7.8%
Technology	1,974	255	1	2,228	2.7%
Transportation	1,543	193	1	1,735	2.1%
Industrial other	991	98	1	1,088	1.3%
Utilities	11,495	1,816	16	13,295	16.2%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	2,613	304	-	2,917	3.6%
Non-agency backed	1,267	39	71	1,235	1.5%
Mortgage pass through securities ("MPTS"):
Agency backed	2,397	187	-	2,584	3.2%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	1,104	75	53	1,126	1.4%
Corporate asset-backed securities ("ABS"):
CDOs	131	-	2	129	0.2%
Commercial real estate ("CRE") CDOs	28	-	10	18	0.0%
Credit card	666	48	-	714	0.9%
Home equity	821	5	196	630	0.8%
Manufactured housing	73	5	-	78	0.1%
Auto loan	14	-	-	14	0.0%
Other	313	35	-	348	0.4%
Municipals:
Taxable	3,483	822	7	4,298	5.2%
Tax-exempt	36	4	-	40	0.0%
Government and government agencies:
United States	1,479	253	-	1,732	2.1%
Foreign	1,659	254	1	1,912	2.3%
Hybrid and redeemable preferred securities	1,176	95	85	1,186	1.4%
Total fixed maturity AFS securities	72,454	10,049	618	81,885	100.0%
Equity AFS Securities	143	21	8	156
Total AFS securities	72,597	10,070	626	82,041
Trading Securities (1)	2,211	456	17	2,650
Total AFS and trading securities	$74,808	$10,526	$643	$84,691

	As of December 31, 2011
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,926	$607	$158	$9,375	12.3%
Basic industry	3,394	323	27	3,690	4.8%
Capital goods	3,933	455	9	4,379	5.8%
Communications	3,247	364	37	3,574	4.7%
Consumer cyclical	3,226	345	36	3,535	4.6%
Consumer non-cyclical	7,956	1,190	1	9,145	12.0%
Energy	5,026	690	6	5,710	7.5%
Technology	1,682	192	3	1,871	2.5%
Transportation	1,360	166	1	1,525	2.0%
Industrial other	755	74	3	826	1.1%
Utilities	10,644	1,457	27	12,074	15.8%
CMOs:
Agency backed	3,226	357	-	3,583	4.7%
Non-agency backed	1,481	12	199	1,294	1.7%
MPTS:
Agency backed	2,982	179	-	3,161	4.2%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	1,642	73	115	1,600	2.1%
ABS:
CDOs	88	-	6	82	0.1%
CRE CDOs	33	-	13	20	0.0%
Credit card	790	47	-	837	1.1%
Home equity	905	3	271	637	0.8%
Manufactured housing	85	5	1	89	0.1%
Auto loan	52	1	-	53	0.1%
Other	246	29	1	274	0.4%
Municipals:
Taxable	3,452	565	9	4,008	5.3%
Tax-exempt	38	1	-	39	0.1%
Government and government agencies:
United States	1,468	232	-	1,700	2.2%
Foreign	1,746	152	4	1,894	2.5%
Hybrid and redeemable preferred securities	1,277	50	170	1,157	1.5%
Total fixed maturity AFS securities	69,661	7,569	1,097	76,133	100.0%
Equity AFS Securities	135	16	12	139
Total AFS securities	69,796	7,585	1,109	76,272
Trading Securities (1)	2,301	408	34	2,675
Total AFS and trading securities	$72,097	$7,993	$1,143	$78,947
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

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of September 30, 2012			As of December 31, 2011
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$41,422	$48,010	58.6%	$42,436	$47,490	62.4%
2	Baa	27,286	30,315	37.0%	23,323	25,237	33.1%
Total investment grade securities		68,708	78,325	95.6%	65,759	72,727	95.5%

Below Investment Grade Securities
3	Ba	2,474	2,497	3.0%	2,466	2,350	3.1%
4	B	875	768	0.9%	960	750	1.0%
5	Caa and lower	298	218	0.3%	318	218	0.3%
6	In or near default	99	77	0.2%	158	88	0.1%
Total below investment grade securities		3,746	3,560	4.4%	3,902	3,406	4.5%
Total fixed maturity AFS securities		$72,454	$81,885	100.0%	$69,661	$76,133	100.0%

Total securities below investment grade as a percentage of total fixed maturity AFS securities		5.2%	4.3%		5.6%	4.5%

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

We have identified exposure to select countries in Europe that are currently experiencing stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia.  These countries were identified due to high credit spreads and political and economic uncertainty in these countries.  The exposure was determined by country of domicile, provided that a meaningful portion of revenues is generated from the country of domicile.  As of September 30, 2012, we had direct sovereign exposure only to Italy with an amortized cost and fair value of $3 million.  We had no exposure to any issuers, sovereign or non-sovereign, located in Greece, Hungary, Cyprus or Slovenia.  Our exposure to banks in Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia is limited to two large Spanish banks where our investments are in subsidiaries located outside of Spain with an amortized cost and fair value of $59 million.

Our total non-banking and non-sovereign AFS securities exposure to Ireland, Italy, Portugal, Greece and Spain had an amortized cost of $733 million and a fair value of $763 million as of September 30, 2012, of which 53% was related to large multinational companies domiciled in those countries.  The detailed breakout by country (in millions) as of September 30, 2012, was as follows:

	Amortized	Fair
	Cost	Value
Spain	$342	$362
Ireland	212	210
Italy	139	154
Portugal	40	37
Greece	-	-
Total	$733	$763

We hold a European subordinated investment grade financial index hedge in the amount of €35 million with a maturity of June 20, 2017, to provide some protection on possible defaults on our European investments.

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.  We have incorporated these risks into our stress testing.

As of September 30, 2012, and December 31, 2011, 63.5% and 67.4%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of September 30, 2012, decreased $483 million.  As more fully described in Note 1 in our 2011 Form 10-K, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of September 30, 2012, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities, see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of September 30, 2012, was as follows:

As of September 30, 2012
		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	until Call	Years
	Fair	and	or	Until	Subordination Level

	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$201	$53	1 to 41	27	26.0%	13.0%
Hybrid and redeemable preferred securities	417	85	1 to 54	29	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $102.8 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $83.5 billion as of September 30, 2012.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $77.5 billion, excluding consolidated variable interest entities (“VIEs”) in the amount of $706 million, as of September 30, 2012, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 in our 2011 Form 10-K and Note 5 for additional discussion.

As of September 30, 2012, and December 31, 2011, the estimated fair value for all private securities was $11.3 billion and $9.3 billion, respectively, representing 11% and 10%, respectively, of total invested assets.

For information regarding our VIEs’ fixed maturity securities, see Note 4 in this report and Note 4 in our 2011 Form 10-K.

Mortgage-Backed Securities (“MBS”) (Included in AFS and Trading Securities)

See “Consolidated Investments – Mortgage-Backed Securities” in our 2011 Form 10-K for a discussion of our MBS.

Our RMBS had a market value of $6.9 billion and an unrealized gain of $477 million, or 7%, as of September 30, 2012.

The market value of AFS and trading securities backed by subprime loans was $431 million and represented less than 1% of our total investment portfolio as of September 30, 2012.  AFS securities represented $418 million, or 97%, and trading securities represented $13 million, or 3%, of the subprime exposure as of September 30, 2012.  AFS and trading securities rated A or above represented 37% of the subprime investments and $225 million in market value of our subprime investments was backed by loans originating in 2005 and forward as of September 30, 2012.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of September 30, 2012:

	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$5,500	$5,010	$778	$760	$459	$508	$-	$-	$6,737	$6,278
ABS home equity	4	4	-	-	209	254	417	563	630	821
Total by type (1)(2)	$5,504	$5,014	$778	$760	$668	$762	$417	$563	$7,367	$7,099

Rating
AAA	$5,442	$4,958	$30	$28	$4	$4	$29	$29	$5,505	$5,019
AA	48	44	42	40	10	10	62	66	162	160
A	14	12	39	38	46	45	59	59	158	154
BBB	-	-	52	51	47	48	37	40	136	139
BB and below	-	-	615	603	561	655	230	369	1,406	1,627
Total by rating (1)(2)(3)	$5,504	$5,014	$778	$760	$668	$762	$417	$563	$7,367	$7,099

Origination Year
2004 and prior	$1,054	$959	$173	$169	$209	$230	$196	$234	$1,632	$1,592
2005	726	644	109	113	248	274	162	218	1,245	1,249
2006	210	187	156	148	170	210	58	109	594	654
2007	998	891	340	330	41	48	-	-	1,379	1,269
2008	184	167	-	-	-	-	-	-	184	167
2009	929	856	-	-	-	-	1	2	930	858
2010	858	796	-	-	-	-	-	-	858	796
2011	416	389	-	-	-	-	-	-	416	389
2012	129	125	-	-	-	-	-	-	129	125
Total by origination year (1)(2)	$5,504	$5,014	$778	$760	$668	$762	$417	$563	$7,367	$7,099

Total AFS RMBS as a percentage of total AFS securities									9.0%	9.8%

Total prime/non-agency, Alt-A and subprime as a percentage of total AFS securities									2.3%	2.9%

(1)
Does not include the fair value of trading securities totaling $228 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $228 million in trading securities consisted of $204 million prime, $10 million Alt-A and $14 million subprime.

(2)
Does not include the amortized cost of trading securities totaling $213 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $213 million in trading securities consisted of $186 million prime, $11 million Alt-A and $15 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of September 30, 2012:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$1,082	$1,039	$44	$65	$-	$-	$1,126	$1,104
CRE CDOs	-	-	-	-	18	28	18	28
Total by type (1)(2)	$1,082	$1,039	$44	$65	$18	$28	$1,144	$1,132

Rating
AAA	$661	$604	$13	$13	$-	$-	$674	$617
AA	109	106	10	10	-	-	119	116
A	137	130	6	6	-	-	143	136
BBB	92	92	6	6	6	7	104	105
BB and below	83	107	9	30	12	21	104	158
Total by rating (1)(2)(3)	$1,082	$1,039	$44	$65	$18	$28	$1,144	$1,132

Origination Year
2004 and prior	$444	$436	$22	$22	$2	$3	$468	$461
2005	309	289	21	42	6	7	336	338
2006	138	133	1	1	10	18	149	152
2007	131	127	-	-	-	-	131	127
2008							-	-
2009							-	-
2010	60	54	-	-	-	-	60	54
Total by origination year (1)(2)	$1,082	$1,039	$44	$65	$18	$28	$1,144	$1,132

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							1.4%	1.6%

(1)
Does not include the fair value of trading securities totaling $22 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $22 million in trading securities consisted of $19 million CMBS and $3 million CRE CDOs.

(2)
Does not include the amortized cost of trading securities totaling $23 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $23 million in trading securities consisted of $20 million CMBS and $3 million CRE CDOs.

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

As of September 30, 2012, the amortized cost and fair value of our AFS exposure to Monoline insurers was $550 million and $521 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of September 30, 2012, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$643	16.8%	$851	19.0%	$208	33.2%
Banking	499	13.0%	643	14.4%	144	23.0%
CMOs	466	12.1%	536	12.0%	71	11.3%
CMBS	203	5.3%	256	5.7%	53	8.5%
Media - non-cable	117	3.0%	140	3.1%	23	3.7%
Property and casualty insurers	51	1.3%	71	1.6%	20	3.2%
Retailers	81	2.1%	98	2.2%	17	2.7%
Diversified manufacturing	124	3.2%	139	3.1%	15	2.4%
Paper	97	2.5%	108	2.4%	11	1.8%
Industries with unrealized losses less than $10 million	1,565	40.7%	1,630	36.5%	64	10.2%
Total by industry	$3,846	100.0%	$4,472	100.0%	$626	100.0%

Total by industry as a percentage of total AFS securities	4.7%		6.2%		100.0%

As of September 30, 2012, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $666 million and $442 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of September 30, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$6,646	99.3%	$6,854	98.7%
Delinquent and in foreclosure (1)	44	0.7%	88	1.3%
Total mortgage loans on real estate	$6,690	100.0%	$6,942	100.0%

(1)	As of September 30, 2012, and December 31, 2011, there were 10 and 16 mortgage loans on real estate, respectively, that were delinquent and in foreclosure.

	As of	As of
	September 30,	December 31,
	2012	2011
By Segment
Annuities	$1,298	$1,341
Retirement Plan Services	1,095	1,080
Life Insurance	3,601	3,731
Group Protection	267	278
Other Operations	429	512
Total mortgage loans on real estate	$6,690	$6,942

As of
September 30,
2012
Allowance for Losses
Balance as of beginning-of-year	$31
Additions	10
Charge-offs, net of recoveries	(12)
Recoveries	(8)
Balance as of end-of-period	$21

	As of September 30, 2012			As of September 30, 2012
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,066	31.0%	CA	$1,464	22.0%
Industrial	1,705	25.5%	TX	637	9.5%
Retail	1,541	23.0%	MD	462	6.9%
Apartment	1,017	15.2%	VA	341	5.1%
Mixed use	149	2.2%	TN	273	4.1%
Hotel/Motel	110	1.6%	NC	272	4.1%
Other commercial	102	1.5%	FL	254	3.8%
Total	$6,690	100.0%	WA	228	3.4%
			AZ	220	3.3%
Geographic Region			GA	214	3.2%
Pacific	$1,813	27.1%	NY	210	3.1%
South Atlantic	1,674	25.1%	IN	204	3.0%
West South Central	656	9.8%	IL	177	2.6%
East North Central	648	9.7%	NV	171	2.6%
Mountain	535	8.0%	OH	168	2.5%
Middle Atlantic	458	6.8%	PA	155	2.3%
East South Central	436	6.5%	MN	141	2.1%
West North Central	333	5.0%	Other states under 2%	1,099	16.4%
New England	137	2.0%	Total	$6,690	100.0%
Total	$6,690	100.0%

	As of September 30, 2012			As of September 30, 2012
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$2,120	31.6%	2012	$65	1.0%
2005	707	10.6%	2013	351	5.2%
2006	622	9.3%	2014	381	5.7%
2007	846	12.6%	2015	558	8.3%
2008	780	11.6%	2016	503	7.5%
2009	146	2.2%	2017 and thereafter	4,843	72.3%
2010	274	4.1%	Total	$6,701	100.0%
2011	896	13.4%
2012	310	4.6%
Total	$6,701	100.0%

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

There were 9 and 12 impaired mortgage loans on real estate, or less than 1% of the total dollar amount of mortgage loans on real estate as of September 30, 2012 and December 31, 2011.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2012, was $44 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of September 30, 2012, was $25 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $76 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $41 million.  See Note 1 in our 2011 Form 10-K for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Annuities	$4	$1	300%	$23	$11	109%
Retirement Plan Services	2	1	100%	11	6	83%
Life Insurance	7	15	-53%	52	72	-28%
Group Protection	1	-	NM	7	3	133%
Other Operations	-	-	NM	2	-	NM
Total (1)	$14	$17	-18%	$95	$92	3%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of September 30, 2012, and December 31, 2011, alternative investments included investments in 99 and 96 different partnerships, respectively, and the portfolio represented approximately 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Annuities	$-	$-	NM	$5	$4	25%
Retirement Plan Services	-	-	NM	2	2	0%
Life Insurance	-	(1)	100%	23	29	-21%
Group Protection	-	-	NM	2	2	0%
Total	$-	$(1)	100%	$32	$37	-14%

Non-Income Producing Investments

As of September 30, 2012, and December 31, 2011, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $11 million and $14 million, respectively.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net Investment Income
Fixed maturity AFS securities	$981	$964	2%	$2,929	$2,878	2%
Equity AFS securities	2	1	100%	4	4	0%
Trading securities	36	38	-5%	111	116	-4%
Mortgage loans on real estate	97	102	-5%	299	306	-2%
Real estate	4	5	-20%	13	17	-24%
Standby real estate equity commitments	-	-	NM	-	1	-100%
Policy loans	37	42	-12%	124	125	-1%
Invested cash	1	1	0%	3	3	0%
Commercial mortgage loan prepayment and bond makewhole premiums (1)	5	14	-64%	22	73	-70%
Alternative investments (2)	14	17	-18%	95	92	3%
Consent fees	1	-	NM	3	2	50%
Other investments	(5)	(3)	-67%	(15)	(9)	-67%
Investment income	1,173	1,181	-1%	3,588	3,608	-1%
Investment expense	(27)	(30)	10%	(79)	(86)	8%
Net investment income	$1,146	$1,151	0%	$3,509	$3,522	0%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Makewhole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

	For the Three			For the Nine
	Months Ended		Basis	Months Ended		Basis
	September 30,		Point	September 30,		Point
	2012	2011	Change	2012	2011	Change
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.25%	5.45%	(20)	5.33%	5.52%	(19)
Commercial mortgage loan prepayment and bond makewhole premiums	0.02%	0.07%	(5)	0.03%	0.12%	(9)
Alternative investments	0.07%	0.08%	(1)	0.15%	0.15%	-
Consent fees	0.00%	0.00%	-	0.00%	0.00%	-
Net investment income yield on invested assets	5.34%	5.60%	(26)	5.51%	5.79%	(28)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Average invested assets at amortized cost	$85,802	$82,254	4%	$84,881	$81,117	5%

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

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Fixed maturity AFS securities:
Gross gains	$4	$17	-76%	$12	$84	-86%
Gross losses	(49)	(63)	22%	(161)	(177)	9%
Equity AFS securities:
Gross gains	-	-	NM	1	10	-90%
Gain (loss) on other investments	(10)	(3)	NM	(8)	1	NM
Associated amortization of DAC, VOBA, DSI, and DFEL and changes in other contract holder funds	1	4	-75%	3	(10)	130%
Total realized gain (loss) related to certain investments, pre-tax	$(54)	$(45)	-20%	$(153)	$(92)	-66%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During the first nine months of 2012 and 2011, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
OTTI Recognized in Net Income (Loss)
Corporate bonds	$(5)	$(3)	-67%	$(34)	$(9)	NM
RMBS	(16)	(22)	27%	(48)	(65)	26%
CMBS	(14)	(8)	-75%	(50)	(47)	-6%
CDOs	(2)	-	NM	(2)	(1)	-100%
Hybrid and redeemable preferred securities	-	-	NM	-	(2)	100%
Gross OTTI recognized in net income (loss)	(37)	(33)	-12%	(134)	(124)	-8%
Associated amortization of DAC, VOBA, DSI and DFEL	5	7	-29%	22	26	-15%
Net OTTI recognized in net income (loss), pre-tax	$(32)	$(26)	-23%	$(112)	$(98)	-14%

Portion of OTTI Recognized in Other Comprehensive Income ("OCI")
Gross OTTI recognized in OCI	$(17)	$(21)	19%	$(96)	$(48)	-100%
Change in DAC, VOBA, DSI and DFEL	2	3	-33%	14	11	27%
Net portion of OTTI recognized in
OCI, pre-tax	$(15)	$(18)	17%	$(82)	$(37)	NM

The increase in write-downs for OTTI when comparing 2012 to 2011 was primarily due to structured interest only corporate bonds with floating rate coupons where the projected cash flows were less than expected based on current and expected future Libor rates.  The $230 million of impairments taken during 2012 were split between $134 million of credit-related impairments and $96 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select RMBS and CMBS holdings.  The noncredit-related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $666 million and $934 million for the first nine months of 2012 and 2011, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During the first nine months of 2012, our payables for collateral on derivative investments decreased by $27 million as steadily rising equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Dividends from Subsidiaries
The Lincoln National Life Insurance Company	$200	$250	-20%	$550	$550	0%
Other	-	7	-100%	-	19	-100%
Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	33	32	3%	97	95	2%
	$233	$289	-19%	$647	$664	-3%
Other Cash Flow and Liquidity Items
Increase (decrease) in commercial paper, net	$-	$-	NM	$-	$(100)	100%
Net capital received from (paid for taxes on) stock option exercises and restricted stock	-	-	NM	(3)	(1)	NM
	$-	$-	NM	$(3)	$(101)	97%

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Nine Months Ended September 30, 2012
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$-	$(300)	$-	$200	$200
Total short-term debt	$300	$-	$(300)	$-	$200	$200

Long-Term Debt
Senior notes	$3,730	$300	$-	$(12)	$(185)	$3,833
Bank borrowing	200	-	-	-	-	200
Federal Home Loan Bank of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,391	$300	$-	$(12)	$(185)	$5,494

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	Consists of a $200 million floating rate senior note maturing on July 18, 2013.

On March 29, 2012, we completed the issuance and sale of $300 million aggregate principal amount of our 4.20% senior notes due 2022.  We repaid a $300 million 5.65% fixed rate senior note that matured on August 27, 2012, with these proceeds.  In addition to the maturing note discussed above, within the next two years, we have a $300 million 4.75% senior note maturing on January 30, 2014; and a $200 million 4.75% senior note maturing on February 14, 2014.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  As of September 30, 2012, the holding company had approximately $700 million in cash and cash equivalents and $25 million invested in fixed maturity corporate bonds; however, as discussed below, it had a $51 million payable under the inter-company cash management program.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of September 30, 2012.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” in our 2011 Form 10-K for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” in our 2011 Form 10-K for additional information on our current financial strength ratings.

See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Financing Activities” in our 2011 Form 10-K for information on our credit ratings.

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3% of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.  The holding company had a maximum and minimum amount of financing that was used from the cash management program during the third quarter of 2012 of $1 million and $0, respectively.  There was no balance as of September 30, 2012.  In addition, it had an outstanding payable of $51 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of September 30, 2012.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their investment holdings, can access liquidity through investments pledged programs and repurchase agreements.  As of September 30, 2012, our insurance subsidiaries had investments with a carrying value of $1.6 billion out on loan or subject to reverse-repurchase agreements.  The cash received in our investments pledged programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

For factors that could cause actual results to differ materially from those set forth in this section, see “Forward-Looking Statements – Cautionary Language” above and “Part I – Item 1A. Risk Factors” in our 2011 Form 10-K, as updated in “Part II – Item 1A. Risk Factors” below.

Divestitures

For a discussion of our divestitures, see Note 3 herein and Note 3 in our 2011 Form 10-K.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Common dividends to stockholders	$22	$15	47%	$67	$48	40%
Repurchase of common stock	100	150	-33%	400	375	7%
Total cash returned to stockholders	$122	$165	-26%	$467	$423	10%

Number of shares repurchased	4.157	6.713	-38%	16.649	14.276	17%
Average price per share	$24.07	$22.36	8%	$24.05	$26.29	-9%
On November 10, 2011, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.05 to $0.08 per share.  Additionally, we expect to repurchase additional shares of common stock during the remainder of 2012 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 2(c)” below.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Debt service (interest paid)	$64	$62	3%	$195	$204	-4%
Capital contribution to subsidiaries	-	-	NM	-	16	-100%
Total	$64	$62	3%	$195	$220	-11%

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

If we were to assume a hypothetical stress scenario where the 10-year U.S. Treasury rate remains static at approximately 150 basis points through the end of 2014 as compared to a hypothetical scenario where our current portfolio yields remain flat, we estimate the difference between these hypothetical scenarios would result in an approximate unfavorable earnings effect of $75 million in 2013 and $140 million in 2014.  The earnings drag from this hypothetical stress scenario related to the effect of continued low new money rates is largely concentrated in our Life Insurance and Retirement Plan Services segments.

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

The following provides detail on the percentage differences between the September 30, 2012, interest rates being credited to contract holders based on the second quarter of 2012 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$7,967	$9,823	$26,401	$44,191	70.4%
Up to 0.10%	81	2	-	83	0.1%
0.11% to 0.20%	57	-	-	57	0.1%
0.21% to 0.30%	91	1	264	356	0.6%
0.31% to 0.40%	121	15	-	136	0.2%
0.41% to 0.50%	91	179	-	270	0.3%
0.51% to 0.60%	59	-	-	59	0.1%
0.61% to 0.70%	48	69	-	117	0.2%
0.71% to 0.80%	43	-	-	43	0.1%
0.81% to 0.90%	32	-	-	32	0.1%
0.91% to 1.00%	22	121	-	143	0.2%
1.01% to 1.50%	75	30	-	105	0.2%
1.51% to 2.00%	5	-	162	167	0.3%
2.01% to 2.50%	3	1	-	4	0.0%
2.51% to 3.00%	5	-	-	5	0.0%
3.01% and above	-	1	-	1	0.0%
Multi-year guarantee and indexed annuity products (4)	10,829	-	-	10,829	17.3%
Total discretionary rate setting products	19,529	10,242	26,827	56,598	90.2%
Other contracts (5)	2,116	4,000	-	6,116	9.8%
Total account values	$21,645	$14,242	$26,827	$62,714	100.0%

Percentage of discretionary rate setting product account values at minimum guaranteed rates	40.8%	95.9%	98.4%	78.1%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates for discretionary rate setting products were 58 basis points, 2 basis points and 1 basis point in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)
The average crediting rates were 162 basis points in excess of average minimum guaranteed rates for multi-year guarantee products; 6%, 17% and 77% of our total multi-year guarantee account values are scheduled to reset in 2012, 2013 and 2014 and beyond, respectively.  Our indexed renewal business resets either annually or bi-annually.  Upon reset, we are able to adjust product features to reflect changes in option prices.

(5)
For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 1 basis point in excess of average minimum guaranteed rates and 93% of account values were already at their minimum guaranteed rates.

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

Effect of Equity Market Sensitivity

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1441 as of September 30, 2012, were to decrease to 1153 over six months after September 30, 2012, and remain at that level through the next six months or increase to 1729 over six months after September 30, 2012, and remain at that level through the next six months, excluding any effect related to sales, prospective unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1153 (1)	at 1729 (1)
Segment
Annuities	$(84)	$45
Retirement Plan Services	(8)	8

(1)
The baseline for these effects assumes a 4% annual equity market growth rate, depending on the block of business, beginning on October 1, 2012.  The baseline is then compared to scenarios of the S&P 500 at the 1153 and 1729 levels, which assume the index moves to those levels over six months and remains at those levels through the next six months.  The difference between the baseline and the S&P 500 at the 1153 and 1729 level scenarios is presented in the table.

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

In addition to the information provided about our counterparty exposure in Note 6, the fair value of our exposure by rating (in millions) was as follows:

	As of	As of
	September 30,	December 31,
	2012	2011
Rating
AA	$9	$23
A	41	56
BBB	-	2
Total	$50	$81

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life (“UL”) policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”), commonly known as “AXXX,” clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.

On September 12, 2012, the National Association of Insurance Commissioners (“NAIC”) adopted revisions to AG38.  Effective for year-end 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, will be subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  While there are certain judgmental interpretive issues with the floor calculation, at this point, we do not expect the AG38 revisions to have a material impact on our total in-force reserves.  Reserves on new business written after December 31, 2012, will be calculated using a modified formulaic approach that will generally result in higher reserves.

We have implemented, and plan to continue to implement, reinsurance and capital management actions to mitigate the capital impact of XXX and AG38, including the use of letters of credit to support the reinsurance provided by captive reinsurance subsidiaries.  These arrangements are subject to review by state insurance regulators and rating agencies.  For example, the NAIC has established a subgroup to study the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations.  Therefore, we cannot provide assurance regarding what, if any, regulatory, rating agency or other reactions may be to the actions we have taken to date or the impact of any potential reactions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2012 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
7/1/12 - 7/31/12	364	$23.48	-	$240

8/1/12 - 8/31/12	2,630,625	23.62	2,612,644	938

9/1/12 - 9/30/12	1,544,579	24.70	1,544,547	900

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 18,377 shares were withheld for taxes on the vesting of restricted stock units.  For the quarter ended September 30, 2012, there were 4,157,191 shares purchased as part of publicly announced plans or programs.

(2)
On August 8, 2012, our Board authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1 billion.  As of September 30, 2012, our remaining security repurchase authorization was $900 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note 19 to the consolidated financial statements of our 2011 Form 10-K are not included in our security repurchase.

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
Douglas N. Miller Senior Vice President and Chief Accounting Officer
Dated: November 7, 2012

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2012

10.1	Amendment No. 2 to the Severance Plan for Officers.
10.2	Amendment No. 3 to the Severance Plan for Officers.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

E-1