Form 10-Q/A
period 2012-09-30
LINCOLN NATIONAL CORP
filed 2012-11-08
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

This amendment to our quarterly report on Form 10-Q for the quarter ended September 30, 2012, is being filed for the sole purpose of amending Exhibits 32.1 and 32.2 to correct the quarter end referenced to September 30, 2012.  No other changes have been made to the Form 10-Q.  This amendment to the Form 10-Q does not reflect events occurring after the filing of Form 10-Q, nor does it modify or update the disclosures and information contained in the Form 10-Q in any way other than as described above.

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
Dated: November 8, 2012

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