Form 10-K
period 2012-12-31
LINCOLN NATIONAL CORP
filed 2013-03-01
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .

Commission File Number 1-6028
__________________________________
LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Radnor Chester Road, Suite A305, Radnor, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 583-1400
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York
$3.00 Cumulative Convertible Preferred Stock, Series A	New York
Warrants, each to purchase one share of common stock	New York

Securities registered pursuant to Section 12(g) of the Act: None
__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  (Do not check if a smaller reporting company)  ☐   Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $6.1 billion.
As of February 25, 2013, 271,463,264 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 23, 2013, have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.  Business

OVERVIEW

Lincoln National Corporation (“LNC,” which also may be referred to as “Lincoln,” “we,” “our” or “us”) is a holding company, which operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit UL, term life insurance, indexed universal life insurance, employer-sponsored retirement plans and services, and group life, disability and dental.  LNC was organized under the laws of the state of Indiana in 1968.  We currently maintain our principal executive offices in Radnor, Pennsylvania.  “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies.  As of December 31, 2012, LNC had consolidated assets of $218.9 billion and consolidated stockholders’ equity of $15.0 billion.

We provide products and services and report results through four segments as follows:

Business Segments

Annuities
Retirement Plan Services
Life Insurance
Group Protection

We also have Other Operations, which includes the financial data for operations that are not directly related to the business segments.

The results of Lincoln Financial Network (“LFN”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, respectively, are included in the segments for which they distribute products.  LFD distributes our individual products and services, retirement plans and corporate-owned UL and VUL (“COLI”) and bank-owned UL and VUL (“BOLI”) products and services.  The distribution occurs primarily through consultants, brokers, planners, agents, financial advisors, third-party administrators (“TPAs”) and other intermediaries.  Group Protection distributes its products and services primarily through employee benefit brokers, TPAs and other employee benefit firms.  As of December 31, 2012, LFD had approximately 540 internal and external wholesalers (including sales managers).  As of December 31, 2012, LFN offered LNC and non-proprietary products and advisory services through a national network of approximately 8,260 active producers who placed business with us within the last 12 months.

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

On August 18, 2009, we entered into a purchase and sale agreement with Macquarie Bank Limited (“MBL”), pursuant to which we agreed to sell to MBL all of the outstanding capital stock of Delaware Management Holdings, Inc. (“Delaware”), our former subsidiary, which provided investment products and services to individuals and institutions.  This transaction closed on January 4, 2010, with net of tax proceeds of approximately $405 million.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware dated January 4, 2010, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements had 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $58 million (as adjusted) in the event that all of the agreements with our subsidiaries are terminated.  The amount of the potential adjustment declines on a pro rata basis over the term of the advisory agreements.

On October 1, 2009, we completed the sale of the capital stock of Lincoln National (UK) plc (“Lincoln UK”) to SLF of Canada UK Limited for net of tax proceeds of $325 million.  We retained Lincoln UK’s pension plan assets and liabilities.  The former Lincoln UK segment primarily focused on providing life and retirement income products in the United Kingdom.

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

Variable Annuities

A variable annuity provides the contract holder the ability to direct the investment of premium deposits into one or more sub-accounts offered through the product (“variable portion”) and into a fixed account with a guaranteed return (“fixed portion”).  The value of the variable portion of the contract holder’s account varies with the performance of the underlying sub-accounts chosen by the contract holder.

Our sub-accounts include the Protected Strategies fund options, a series of risk-managed funds that embed volatility management and, with some funds, capital protection, inside the funds themselves.  These funds, introduced in late 2011, reduce equity market risk for both the contract holder and us, especially when the contract holder elects a guaranteed benefit rider.  As of December 31, 2012, the Protected Strategy funds totaled $8.0 billion, or 10% of total variable annuity account values.

We charge mortality and expense assessments and administrative fees on variable annuity accounts to cover insurance and administrative expenses.  These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contract holder’s account value for that sub-account.  In addition, for some contracts, we impose surrender charges, which are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time.

We offer guaranteed benefit riders with certain of our variable annuity products, such as a guaranteed death benefit (“GDB”), a guaranteed withdrawal benefit (“GWB”), a guaranteed income benefit (“GIB”) and a combination of such benefits.

The GDB features offered in 2012 included those where we contractually guarantee to the contract holder that upon death, depending on the particular product, we will return no less than:  the current contract value; the total deposits made to the contract, adjusted to reflect any partial withdrawals; the highest contract value on a specified anniversary date adjusted to reflect any partial withdrawals following the contract anniversary; or the current contract value plus a specified percentage of contract earnings, not to exceed a covered earnings limit.

In 2012, we offered product riders including the Lincoln Lifetime IncomeSM Advantage, Lincoln Lifetime IncomeSM Advantage 2.0 and Lincoln Lifetime IncomeSM Advantage 2.0 Protected Funds, which are hybrid benefit riders combining aspects of GWB and GIB.  These benefit riders allow the contract holder the ability to take income at a maximum rate of up to 5% of the guaranteed amount when they are above the lifetime income age or income through i4LIFE® Advantage with the GIB.  Lincoln Lifetime Income Advantage, Lincoln Lifetime Income Advantage 2.0 and Lincoln Lifetime Income Advantage 2.0 Protected Funds provide higher income if the contract holder delays withdrawals, including both a 5% enhancement to the guaranteed amount each year a withdrawal is not taken for a specified period of time and an annual step-up of the guaranteed amount to the current contract value.  Contract holders under Lincoln Lifetime Income Advantage and Lincoln Lifetime Income Advantage 2.0 are subject to restrictions on the allocation of their account value within the various investment choices.  Contract holders under Lincoln Lifetime Income Advantage 2.0 Protected Funds are subject to the allocation of their account value to our Protected Strategies fund options and certain fixed income options.

We also offered the i4LIFE® Advantage and i4LIFE® Advantage Guaranteed Income Benefit Protected Funds riders.  These riders, which are covered by U.S. patents, allow variable annuity contract holders access and control during the income distribution phase of their contract.  This added flexibility allows the contract holder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.  In general, GIB is an optional feature available with i4LIFE® Advantage and a non-optional feature on i4LIFE® Advantage Guaranteed Income Benefit Protected Funds that guarantees regular income payments will not fall below the greater of a minimum income floor set at benefit issue and 75% of the highest income payment on a specified anniversary date (reduced for any subsequent withdrawals).  Contract holders under i4LIFE® Advantage Guaranteed Income Benefit Protected Funds are subject to the allocation of their account value to our Protected Strategies fund options and certain fixed income options.
We also offered the 4LATER® Advantage and 4LATER® Advantage Protected Funds.  These riders provide a minimum income base used to determine the GIB floor when a client begins income payments under i4LIFE® Advantage or i4LIFE® Advantage Guaranteed Income Benefit Protected Funds.  With 4LATER® Advantage, the income base is equal to the initial deposit, or contract value, if elected after issue, and increases by 15% every three years, subject to a 200% cap; the owner may step up the income base to the current contract value on or after the third anniversary of rider election or of the most recent step-up, which also resets the 200% cap.  4LATER® Advantage Protected Funds provides growth during the accumulation phase through both a 5% enhancement to the income base each year a withdrawal is not taken for a specified period of time and an annual step-up of the income base to the current contract value.  Contract holders under 4LATER® Advantage Protected Funds are subject to the allocation of their account value to our Protected Strategies fund options and certain fixed income options.

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

We design and actively manage the features and structure of our guaranteed benefit riders to maintain a competitive suite of products consistent with profitability and risk management goals.  To mitigate the increased risks associated with guaranteed benefits, we developed a dynamic hedging program.  The customized dynamic hedging program uses equity, interest rate, and currency futures positions, interest rate, variance and total return swaps, and equity-based options depending upon the risks underlying the guarantees.  For more information on our hedging program, see “Critical Accounting Policies and
Estimates – Derivatives” and “Realized Gain (Loss) and Benefit Ratio Unlocking” in the MD&A.  For information regarding risks related to guaranteed benefits, see “Item 1A. Risk Factors – Market Conditions – Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.”

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product is significant to this segment.  The ALVA product accounted for 19%, 22% and 25% of our variable annuity product deposits in 2012, 2011 and 2010, respectively, and represented approximately 50%, 54% and 58% of the segment’s total variable annuity product account values as of December 31, 2012, 2011 and 2010, respectively.  In addition, fund choices for certain of our other variable annuity products offered include American Fund Insurance SeriesSM (“AFIS”) funds.  AFIS funds accounted for 21%, 27% and 29% of variable annuity product deposits in 2012, 2011 and 2010, respectively, and represented 58%, 62% and 66% of the segment’s total variable annuity product account values as of December 31, 2012, 2011 and 2010, respectively.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value.  Our fixed annuity product offerings as of December 31, 2012, consisted of traditional fixed-rate and fixed indexed deferred annuities, as well as fixed-rate immediate annuities with various payment options, including lifetime incomes.

We offer single and flexible premium fixed deferred annuities.  Single premium fixed deferred annuities are contracts that allow only a single premium to be paid.  Flexible premium fixed deferred annuities are contracts that allow multiple premium payments on either a scheduled or non-scheduled basis.
Our traditional fixed-rate deferred annuity products include Lincoln ClassicSolutionSM Fixed Annuity, Lincoln SelectSM, Lincoln Smart Course®, Lincoln MYGuaranteeSM Plus and Lincoln GrowSmartSM Fixed Annuity.

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

RETIREMENT PLAN SERVICES

Overview

The Retirement Plan Services segment provides employers with retirement plan products and services, primarily in the defined contribution retirement plan marketplace.  While our focus is employer-sponsored defined contribution plans, we also serve the defined benefit plan and individual retirement account (“IRA”) markets.  We provide a variety of plan investment vehicles, including individual and group variable annuities, group fixed annuities and mutual fund-based programs.  We also offer a broad array of plan services including plan recordkeeping, compliance testing, participant education and other related services.

Defined contribution plans are a popular employee benefit offered by many employers across a wide spectrum of industries and by employers large and small.  Retirement Plan Services primarily focuses on the Mid – Large market, which accounted for 48% of this segment’s total assets under management as of December 31, 2012.  In addition, Retirement Plan Services focuses on the small market 401(k) business, which accounted for 16% of this segment’s total assets under management as of December 31, 2012.

Products and Services

The Retirement Plan Services segment currently brings three primary offerings to the employer-sponsored market:  LINCOLN DIRECTORSM group variable annuity, LINCOLN ALLIANCE® program, and Multi-Fund® variable annuity.  Also, during 2012, Retirement Plan Services introduced an IRA product, marketed as Lincoln Next Step® IRA.

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

LINCOLN DIRECTORSM group variable annuity is a 401(k) defined contribution retirement plan solution available to small businesses, typically those with plans having less than $2 million in account values.  The LINCOLN DIRECTORSM product offers participants a broad array of investment options from several fund families and a fixed account.  The Retirement Plan Services segment earns revenue through asset charges, investment management fees, surrender charges and recordkeeping fees from this product.  We also receive fees from the underlying mutual fund companies for the services we provide, and we earn investment margins on assets in the fixed account.

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

Lincoln Next Step® IRA is a mutual fund IRA available exclusively for terminated and active participants and their spouses in a Lincoln-serviced retirement plan.  The product can accept rollovers and transfers from other providers or can be set up as a contributory IRA.  The product has no annual account charges and offers an array of mutual fund investment options provided by 20 fund families all offered at net asset value.  We earn 12b-1 fees on the mutual funds within the product.

Distribution

Retirement Plan Services products are primarily distributed by LFD.  Wholesalers and managers distribute these products through advisors, consultants, banks, wirehouses, TPAs and individual planners.  Although the number of wholesalers and managers as of the end of 2012 remained flat with the prior year at 55, LFD expanded its distribution of the segment’s products through other means including increasing relationship management expertise and growing the number of broker-dealer relationships.

The Multi-Fund® program is sold primarily by affiliated advisors.  The LINCOLN ALLIANCE® program is sold primarily through consultants and affiliated advisors.  LINCOLN DIRECTORSM group variable annuity is sold in the small marketplace by intermediaries, including financial advisors, TPAs, planners and wirehouses.

Competition

The retirement plan marketplace is very competitive and is comprised of many providers with no one company dominating the market for all products.  As stated above, we compete in the small, mid and large markets.  We compete with numerous other financial services companies.  The main factors upon which entities in this market compete are distribution channel access and the quality of wholesalers, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, crediting rates, client service and client compliance and fiduciary services.  Beginning in the fourth quarter of 2011 and continuing into 2012, we began to put new and certain existing clients on our enhanced recordkeeping platform.  We believe the new platform will allow us to compete more effectively in the retirement plan marketplace.

LIFE INSURANCE

Overview

The Life Insurance segment focuses on the creation and protection of wealth for its clients by providing life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs), indexed UL, and both single (including COLI and BOLI) and survivorship versions of UL and VUL products.

Generally, this segment has higher sales during the second half of the year with the fourth quarter being the strongest.

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

We also offer fixed indexed UL products that function similarly to a traditional UL policy, with the added flexibility of allowing contract holders to have portions of their account value earn interest credits based on the performance of the S&P 500.

As mentioned previously, we offer survivorship versions of our individual UL products.  These products insure two lives with a single policy and pay death benefits upon the second death.

As mentioned above, some of our UL contracts contain secondary guarantees.  A UL policy with a secondary guarantee can stay in force, even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.  The secondary guarantee requirement is based on the evaluation of a reference value within the policy, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, cost of insurance (“COI”) charges and credited interest.  The assumptions for the secondary guarantee requirement are listed in the contract.  As long as the contract holder funds the policy to a level that keeps this calculated reference value positive, the death benefit will be guaranteed.  The reference value has no actual monetary value to the contract holder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy cash value be less than zero.

Our secondary guarantee benefits maintain the flexibility of a traditional UL policy, which allows a contract holder to take loans or withdrawals.  Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited.  The length of the guarantee may be increased at any time through additional excess premium deposits.

Linked-Benefit Life Products

Linked-benefit life products combine UL with long-term care insurance through the use of riders.  The first rider allows the contract holder to accelerate death benefits on a tax-free basis in the event of a qualified long-term care need.  The second rider extends the long-term care insurance benefits for an additional period of time if the death benefit is fully accelerated.  The policy also provides a reduced death benefit to the contract holder’s beneficiary if the contract holder accelerates the death benefit as long-term care benefits during his or her life.

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

We also offer survivorship versions of our individual VUL products, including with secondary guarantees.  These products insure two lives with a single policy and pay death benefits upon the second death.  Our COLI products are also VUL-type products.

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

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products.  As of the end of 2011, the latest year for which data is available, there were 895 life insurance companies in the U.S. and U.S. territories, according to the American Council of Life Insurers.

The Life Insurance segment primarily targets the affluent to high net worth markets, defined as households with at least $250,000 of financial assets.  For those individual policies we sold in 2012, the average face amount (excluding MoneyGuard® products) was approximately $1 million and average first year premiums paid were approximately $20,000.  The Life Insurance segment competes primarily on product design and customer service.  With respect to customer service, management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests.  Further, management tracks the turnaround time and quality for various client services such as processing of applications.  Additional competitive factors relevant to the Life Insurance segment include product breadth, speed to market, underwriting and risk management, financial strength ratings and extent of distribution network.

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

Group Term Life Insurance

We offer employer-sponsored group term life insurance products including basic, optional and voluntary term life insurance to employees and their dependents.  Additional benefits may be provided in the event of a covered individual’s accidental death or dismemberment.

Universal Life Insurance

We offer employer-sponsored universal life insurance for employees and their covered dependents.  The universal life product is purchased on an employee paid basis and includes a secondary guarantee feature that allows the policy to stay in force even if the base policy cash value is zero, as long as secondary guarantee requirements have been met.

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

Group Vision

We offer comprehensive employer-sponsored fully-insured vision plans with a wide range of benefits for protecting covered members’ sight and vision health.  All plans provide access to a national network of providers, with in- and out-of-network benefits.

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

Distribution

The segment’s products are marketed primarily through a national distribution system, including approximately 180 managers and marketing representatives.  The managers and marketing representatives develop business through employee benefit brokers, TPAs and other employee benefit firms that work with employers to provide access to our products.

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

OTHER OPERATIONS

Other Operations includes the financial data for operations that are not directly related to the business segments.  Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance to Swiss Re Life & Health America, Inc. (“Swiss Re”) in 2001; the results of certain disability income business; our run-off Institutional Pension business in the form of group annuity and insured funding-type of contracts; and debt.

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

We reinsure approximately 30% to 35% of the mortality risk on newly issued non-term life insurance contracts and approximately 25% to 30% of total mortality risk including term insurance contracts.  As of December 31, 2012, our policy for this program was to retain no more than $20 million on a single insured life issued on fixed, VUL and term life insurance contracts.

Portions of our deferred annuity business have been reinsured on a modified coinsurance (“Modco”) basis with other companies to limit our exposure to interest rate risks.  In a Modco program, the reinsurer shares proportionally in all financial terms of the reinsured policies (i.e., premiums, expenses, claims, etc.) based on their respective quota share of the risk.

In addition, we acquire other reinsurance to cover products other than as discussed above with retentions and limits that management believes are appropriate for the circumstances.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest reinsurance exposure.  The amounts recoverable from reinsurers were $6.4 billion and $6.5 billion as of December 31, 2012 and 2011, respectively, of which $2.8 billion was recoverable from Swiss Re related to the sale of our reinsurance business to Swiss Re for the respective periods.

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

As of February 19, 2013, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, were as follows:

	A.M. Best	Fitch	Moody's	S&P
Insurer Financial Strength Ratings
LNL	A+	A+	A2	AA-
	(2nd of 16)	(5th of 19)	(6th of 21)	(4th of 22)

Lincoln Life & Annuity Co. of New York ("LLANY")	A+	A+	A2	AA-
	(2nd of 16)	(5th of 19)	(6th of 21)	(4th of 22)

First Penn-Pacific Life Insurance Co. ("FPP")	A	A+	A2	A-
	(3rd of 16)	(5th of 19)	(6th of 21)	(7th of 22)

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

As part of their regulatory oversight process, state insurance departments conduct periodic, generally once every three to five years, examinations of the books, records, accounts, and business practices of insurers domiciled in their states.  During the three-year period ended December 31, 2012, we have not received any material adverse findings resulting from state insurance department examinations of our insurance subsidiaries conducted during this period.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time.  Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.  The National Association of Insurance Commissioners (“NAIC”) has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by virtually all state insurance departments.  Changes in these statutory accounting principles can significantly affect our capital and surplus.  On September 12, 2012, the NAIC adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, will be subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  Reserves on new business written after December 31, 2012, will be calculated using a modified formulaic approach that will generally result in higher reserves.  See “Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.”

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

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York-domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

Indiana law also provides that following the payment of any dividend, the insurer’s contract holders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Commissioner to bring an action to rescind a dividend that violates these standards.  In the event the Commissioner determines that the contract holders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary.  For information regarding dividends paid to us during 2012 from our insurance subsidiaries, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flow” in the MD&A.

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

As of December 31, 2012, the RBC ratios of LNL, LLANY and FPP reported to their respective states of domicile and the NAIC all exceeded the “company action level.”  We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “company action level” through prudent underwriting, claims handling, investing and capital management.  However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, will not cause the RBC ratios to fall below our targeted levels.  These developments may include, but may not be limited to:  changes to the manner in which the RBC ratio is calculated; new regulatory requirements for calculating reserves, such as principles-based reserving; economic conditions leading to higher levels of impairments of securities in our insurance subsidiaries’ general accounts; and an inability to finance life reserves including the issuing of letters of credit supporting captive reinsurance structures.

See “Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings.”

Privacy Regulations

In the course of our business, we collect and maintain personal data from our customers including personally identifiable non-public financial and health information, which subjects us to regulation under federal and state privacy laws.  These laws require that we institute certain policies and procedures in our business to safeguard this information from improper use or disclosure.  While we employ a robust and tested information security program, if the federal or state regulators establish further regulations for addressing customer privacy, we may need to amend our policies and adapt our internal procedures.

Federal Initiatives

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry.

Financial Reform Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed by the President in July 2010.  This wide-ranging legislation requires substantial reform of the financial services industry and financial products.  The Dodd-Frank Act requires significant rulemaking across numerous federal agencies, a process that began in the second half of 2010.  A number of final rules have been adopted, but compliance dates for many of those rules have been delayed as market participants begin implementation efforts, and the rulemaking process is still incomplete.  Consequently, we remain unable to predict at this time the manner and the extent to which financial markets in general, or our business, financial condition and results of operations, may be affected following its full implementation.

For instance, the Dodd-Frank Act mandates a new regulatory framework for derivatives transactions, which we use to mitigate many types of risk in our business.  The new regulations will require clearing and centralized execution for many derivatives transactions that are currently conducted over-the-counter.  This transition will result in significant costs for all substantial market participants.  New margin requirements for cleared and uncleared transactions are expected to require the posting of higher margin levels for our derivatives activities and also may narrowly restrict the range of eligible collateral.  This may require us to hold more of our assets in cash and cash equivalents that generate lower yields than other investments.  The new regulations may reduce the level of risk exposure we have to our derivatives counterparties (currently managed by holding collateral), but will increase our exposure to central clearinghouses and clearing members with which we transact.  The standardization of derivatives products for clearing may make customized products unavailable or uneconomical, potentially decreasing the effectiveness of some of our hedging activities.  Although the regulatory plan contemplates a phasing-in of these new requirements, the risks of market disruption cannot be eliminated, and the attendant consequences cannot be determined.  In the face of this continuing uncertainty, it is premature to determine the extent to which our derivatives costs and strategies may change and the extent to which those changes may affect the range or pricing of our products.

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

Department of Labor Regulation

In October 2010, the U.S. Department of Labor (“DOL”) issued a proposed regulation that would, if finalized in current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code.  If finalized as proposed, the investment-related information and support that our advisors and employees could provide to plan sponsors, participants and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law.  This could have a material impact on the level and type of services we can provide as well as the nature and amount of compensation and fees we and our advisors and employees may receive for investment-related services.  This proposal has generated substantial public comment and as a result, it is likely that any final regulation will be different from the proposal.  On September 19, 2011, the DOL announced that it would re-propose the regulation in 2012.  This re-proposal has been delayed, and it is currently expected that the re-proposal will not be issued before the summer of 2013.  The exact nature of any re-proposed regulation, the extent of any substantive changes from the originally proposed regulation and any potential effect on our businesses is undeterminable as this time.

Federal Tax Legislation

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (“JGTRRA”) was enacted.  Individual taxpayers are the principal beneficiaries of JGTRRA, which accelerated certain of the income tax rate reductions enacted originally under the Economic Growth and Tax Relief Reconciliation Act of 2001 ( “EGTRRA”), as well as reduced the long-term capital gains and dividend tax rates to 15%.  On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2006 (“TIPRA”) was signed into law.  TIPRA extended the lower capital gains and dividends rates through the end of 2010.  EGTRRA also included provisions that eliminated the estate tax for a single year in 2010, while also replacing the step-up in basis rule applicable to property held in a decedent’s estate with a modified carryover basis rule.  The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 extended for two years through 2012 all of the lower individual tax rates and set the estate tax rate at 35% with a personal exemption of $5 million.  The American Taxpayer Relief Act, signed into law on January 2, 2013, made permanent changes to the estate tax and income tax rates.  The higher marginal tax rates on certain individuals could have a positive impact upon the sale of insurance and annuity products.

The Obama Administration is expected to submit to Congress its fiscal year 2014 budget proposal in March 2013.  If the proposal for 2014 follows previous budget proposals from the Obama Administration, it may include policy and tax recommendations that could have an effect on our company and our products.  Included among the various proposed policy recommendations could be modifications to the dividends-received deduction for life insurance company separate accounts.  If these proposed changes were enacted into law or, if applicable, changed administratively through the tax regulation process, they could have an adverse effect upon the Company’s profitability.  The budget could also propose changes to the tax laws that would affect purchasers of products offered and sold through our various business lines, including such items as expanding the pro-rata interest expense disallowance for COLI, the creation of an auto-enrollment IRA program for small employers and encouraging increased use of qualified plans through tax credits to defray start-up costs.  Some of these changes, should they become law, would have the potential to improve the attractiveness of our products to consumers and enhance our sales.  Other provisions could have the opposite effect.  The submission of the Administration’s budget to Congress begins the Congressional Budget process.  Any changes to the tax law will require legislation, which may or may not incorporate provisions found in the budget proposal, to move through both houses of Congress before being signed into law by the President.

Additionally, the uncertainty of federal funding and the future of the Social Security Disability Insurance (“SSDI”) program can have a substantial impact on the entire group benefit market.  The SSDI program is currently projected to become insolvent by 2016 without federal budget changes.  SSDI benefits are a direct offset to the cost of group disability benefits.  Changes to SSDI eligibility requirements and benefit allowances could potentially increase the cost of group disability benefits.

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

We regard our patents as valuable assets and intend to protect them against infringement.  However, complex legal and factual determinations and changes in patent law make protection uncertain, and while we believe our patents provide us with a competitive advantage, we cannot be certain that patents will be issued from any of our pending patent applications or that any issued patents will have sufficient breadth to offer meaningful protection.  In addition, our issued patents may be successfully challenged, invalidated, circumvented or found unenforceable so that our patent rights would not create an effective competitive barrier.

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

EMPLOYEES

As of December 31, 2012, we had a total of 8,700 employees.  In addition, we had a total of 1,042 planners and agents who had active sales contracts with one of our insurance subsidiaries.  None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements.  We consider our employee relations to be good.

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

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business.  The supervision and regulation relate to numerous aspects of our business and financial condition.  The primary purpose of the supervision and regulation is the protection of our insurance contract holders, and not our investors.  The extent of regulation varies, but generally is governed by state statutes.  These statutes delegate regulatory, supervisory and administrative authority to state insurance departments.  This system of supervision and regulation covers, among other things:

•	Standards of minimum capital requirements and solvency, including RBC measurements;
•	Restrictions of certain transactions between our insurance subsidiaries and their affiliates;
•	Restrictions on the nature, quality and concentration of investments;
•	Restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;
•	Limitations on the amount of dividends that insurance subsidiaries can pay;
•	The licensing status of the company;
•	Certain required methods of accounting pursuant to statutory accounting principles (“SAP”);
•	Reserves for unearned premiums, losses and other purposes; and
•
Assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

Although we endeavor to maintain all required licenses and approvals, our businesses may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time.  Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals.  If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines.  Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company.  As of December 31, 2012, no state insurance regulatory authority had imposed on us any material fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, Lincoln Financial Advisors Corporation, Lincoln Financial Securities Corporation, Lincoln Financial Investment Services Corporation and Lincoln Financial Distributors, Inc., as well as our variable annuities and variable life insurance products, are subject to regulation and supervision by the SEC and FINRA.  These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.
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

Implementation of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may subject us to substantial additional federal regulation, and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, a wide-ranging Act that includes a number of reforms of the financial services industry and financial products.  The Dodd-Frank Act includes, among other things, changes to the rules governing derivatives; restrictions on proprietary trading by certain entities; a study by the SEC of the rules governing broker-dealers and investment advisers with respect to individual investors and investment advice, followed potentially by rulemaking; the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry; the creation of a resolution authority to unwind failing institutions, funded on a post-event basis; the creation of a new Consumer Financial Protection Bureau to protect consumers of certain financial products; and changes to executive compensation and certain corporate governance rules, among other things.  For additional information regarding the provisions of the Dodd-Frank Act, see “Item 1. Business – Regulatory – Federal Initiatives – Financial Reform Legislation.”

The Dodd-Frank Act requires significant rulemaking across numerous agencies within the federal government.  Although some of the Dodd-Frank rulemaking has been completed, the rulemaking process will continue into 2013, as will the phasing in of compliance dates for many of the final rules.  Consequently, the ultimate impact of these provisions on our businesses (including product offerings), results of operations, liquidity or capital resources is currently indeterminable.

Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.

The Valuation of Life Insurance Policies Model Regulation (“XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and UL policies with secondary guarantees.  In addition, Actuarial Guideline 38 (“AG38”), commonly known as “AXXX,” clarifies the application of XXX with respect to certain UL insurance policies with secondary guarantees.  Virtually all of our newly issued term and the majority of our newly issued UL insurance products are affected by XXX and AG38.  The application of both AG38 and XXX involve numerous interpretations.  If state insurance departments do not agree with our interpretations, we may have to increase reserves related to such policies.

We have implemented, and plan to continue to implement, reinsurance and capital management transactions to mitigate the capital impact of XXX and AG38, including the use of letters of credit to support the reinsurance provided by captive reinsurance subsidiaries.  These arrangements are subject to review by state insurance regulators and rating agencies.  For example, a National Association of Insurance Commissioners (“NAIC”) subgroup has been studying the use of captives and special purpose vehicles to transfer insurance risk in relation to existing state laws and regulations.  Therefore, we cannot provide assurance regarding what, if any, actions regulators, rating agencies, or others may take in response to the transactions we have executed to date or the impact of any such potential actions.

Likewise, we also cannot provide assurance that we will be able to continue to implement transactions or take other actions to mitigate the impact of XXX or AG38 on future sales of term and UL insurance products.  If we are unable to continue to implement such solutions for any reason, we may have lower returns on such products sold than we currently anticipate and/or reduce our sales of these products.

Changes in U.S. federal income tax law could increase our tax costs and make the products that we sell less desirable.

Changes to the Internal Revenue Code, administrative rulings or court decisions could increase our effective tax rate, make our products less desirable and lower our net income.  For example, on February 13, 2012, the Obama Administration released its fiscal year 2013 budget proposal that included proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products.  The Obama Administration is expected to release its fiscal year 2014 budget proposal, which may include provisions similar to previous budget proposals.  If enacted into law, the statutory changes contemplated by the Administration’s revenue proposals could, among other things, change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that are eligible for the dividends-received deduction.  The dividends-received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%.  Our income tax provision for the year ended December 31, 2012, included a separate account dividends-received deduction benefit of $128 million.  In addition, the proposals could affect the treatment of COLI policies by limiting the availability of certain interest deductions for companies that purchase those policies.  If proposals of this type were enacted, our sale of COLI, variable annuities and variable life products could be adversely affected and our actual tax expense could increase, reducing earnings.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our insurance and retirement operations.  Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us and proceedings that are typical of the businesses in which we operate.  Some of these proceedings have been brought on behalf of various alleged classes of complainants.  In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.  Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.  See Note 13 to the Notes to Consolidated Financial Statements for a description of legal and regulatory proceedings and actions.  These actions include ongoing audits on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds.

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

For example, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”), which clarifies the types of costs that insurance companies may capitalize and amortize over the life of the business.  ASU 2010-26 significantly reduces the amount of acquisition cost that we are able to defer in connection with sales of our insurance products.  For further information, see “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – DAC, VOBA, DSI and DFEL – New DAC Methodology.”

In addition, the FASB is working on several projects with the International Accounting Standards Board, which could result in significant changes as GAAP and International Financial Reporting Standards (“IFRS”) attempt to converge, including how we account for our insurance contracts and financial instruments and how our financial statements are presented.  Furthermore, the SEC is considering whether and how to incorporate IFRS into the U.S. financial reporting system.  The accounting changes being proposed by the FASB may result in a complete change to how we account for and report significant areas of our business, such as insurance contracts and deferred acquisition costs (“DAC”).  The effective dates and transition methods are not known; however, issuers may be required to or may choose to adopt the new standards retrospectively.  In this case, the issuer will report results under the new accounting method as of the effective date, as well as for all periods presented.  The changes to GAAP will impose special demands on issuers in the areas of employee training, internal controls, contract fulfillment and disclosure and will likely affect how we manage our business, as it will likely affect other business processes such as design of compensation plans, product design, etc.

Our domestic insurance subsidiaries are subject to SAP.  Changes in the method of calculating reserves for our life insurance and annuity products under SAP may result in increased reserve requirements.  For example, on September 12, 2012, the NAIC adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, will be subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  While there are certain judgmental interpretive issues with the floor calculation, at this point, we do not expect the AG38 revisions to have a material impact on our total in-force reserves.  Reserves on new business written after December 31, 2012, will be calculated using a modified formulaic approach that will generally result in higher reserves.

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

Market Conditions

Weak conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world.  Continued unconventional easing from the major central banks, ongoing global growth weakness and the ability of the U.S. government to proactively address the fiscal imbalance remain key challenges for markets and our business.  These macro-economic conditions may have an adverse effect on us given our credit and equity market exposure.  Our revenues are likely to decline in such circumstances and our profit margins could erode.  In addition, in the event of extreme prolonged market events, such as the global credit crisis and recession that occurred during 2008 and 2009, we could incur significant losses.  Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.

Factors such as consumer spending, business investment, domestic and foreign government spending, the volatility and strength of the capital markets, the potential for inflation or deflation and uncertainty over domestic and foreign government actions all affect the business and economic environment and, ultimately, the amount and profitability of our business.  In an economic downturn characterized by higher unemployment, lower disposable income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial and insurance products could be adversely affected.  In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies.  Our contract holders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.  Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

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

In periods when interest rates are declining or remain at low levels, we may have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments reducing our spread.  Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk.  Lowering interest crediting rates helps to mitigate the effect of spread compression on some of our products.  However, because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our contracts have guaranteed minimum interest or crediting rates, our spreads could still decrease.  As of December 31, 2012, 43% of our annuities business, 95% of our retirement plan services business and 98% of our life insurance business with guaranteed minimum interest or crediting rates are at their guaranteed minimums.

Our expectation for future spreads is an important component in the amortization of DAC and value of business acquired (“VOBA”) as it affects the future profitability of the business.  Currently, new money rates continue to be at historically low levels.  The Federal Reserve Board has moved from calendar-based to macro-based guidance that points to rates likely remaining low until mid-2015.  If interest rates were to remain low over a sustained period of time, this will put additional pressure on our spreads, potentially resulting in unlocking of our DAC and VOBA assets, thereby reducing net income in the affected reporting period.  We would expect the effect to be most pronounced in our Life Insurance segment.  For additional information on interest rate risks, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk.”

A decline in market interest rates could also reduce our return on investments that do not support particular policy obligations.  During periods of sustained lower interest rates, our recorded policy liabilities may not be sufficient to meet future policy obligations and may need to be strengthened, thereby reducing net income in the affected reporting period.  Accordingly, declining interest rates may materially affect our results of operations, financial condition and cash flows and significantly reduce our profitability.

Increases in market interest rates may also negatively affect our profitability.  In periods of rapidly increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest-sensitive products competitive.  We, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets.  Increases in interest rates may cause increased surrenders and withdrawals of insurance products.  In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns.  This process may lead to a flow of cash out of our businesses.  These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses.  A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds.  Furthermore, unanticipated increases in withdrawals and termination may cause us to unlock our DAC and VOBA assets, which would reduce net income.  An increase in market interest rates could also have a material adverse effect on the value of our investment portfolio, for example, by decreasing the estimated fair values of the fixed income securities that comprise a substantial portion of our investment portfolio.  An increase in interest rates could also result in decreased fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

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

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs) from variable insurance products as do better than expected lapses, mortality rates and expenses.  As a result, higher EGPs may result in lower net amortized costs related to DAC, deferred sales inducements (“DSI”), VOBA, deferred front-end loads (“DFEL”) and changes in future contract benefits.  However, a decrease in the equity markets, as well as worse than expected increases in lapses, mortality rates and expenses, depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, VOBA, DFEL and changes in future contract benefits and may have a material adverse effect on our results of operations and capital resources.  If we were to have unlocked our reversion to the mean (“RTM”) assumption in the corridor as of December 31, 2012, we would have recorded a favorable prospective unlocking of approximately $210 million, pre-tax, for our Annuities segment, approximately $15 million, pre-tax, for our Retirement Plan Services segment and approximately $20 million, pre-tax, for our Life Insurance segment.  For further information about our RTM process, see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” in the MD&A.

Changes in the equity markets, interest rates and/or volatility affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our business and profitability.

Certain of our variable annuity products include guaranteed benefit riders.  These include guaranteed death benefit (“GDB”), guarantee withdrawal benefit (“GWB”) and guaranteed income benefit (“GIB”) riders.  Our GWB, GIB and 4LATER® (a form of GIB rider) features have elements of both insurance benefits accounted for under the Financial Services – Insurance – Claim Costs and Liabilities for Future Policy Benefits Subtopic of the FASB ASC (“benefit reserves”) and embedded derivatives accounted for under the Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC (“embedded derivative reserves”).  We calculate the value of the embedded derivative reserve and the benefit reserves based on the specific characteristics of each guaranteed living benefit feature.  The amount of reserves related to GDB for variable annuities is tied to the difference between the value of the underlying accounts and the GDB, calculated using a benefit ratio approach.  The GDB reserves take into account the present value of total expected GDB payments, the present value of total expected GDB assessments over the life of the contract, claims paid to date and assessments to date.  Reserves for our GIB and certain GWB with lifetime benefits are based on a combination of fair value of the underlying benefit and a benefit ratio approach that is based on the projected future payments in excess of projected future account values.  The benefit ratio approach takes into account the present value of total expected GIB payments, the present value of total expected GIB assessments over the life of the contract, claims paid to date and assessments to date.  The amount of reserves related to those GWB that do not have lifetime benefits is based on the fair value of the underlying benefit.

Both the level of expected payments and expected total assessments used in calculating the reserves not carried at fair value are affected by the equity markets.  The liabilities related to fair value are impacted by changes in equity markets, interest rates volatility, foreign exchange rates and credit spreads.  Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the reserves calculated using fair value.  Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the reserves calculated using fair value.

Increases in reserves would result in a charge to our earnings in the quarter in which the increase occurs.  Therefore, we maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits.  However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, a strategic decision to adjust the hedging strategy in reaction to extreme market conditions or inconsistencies between economic and statutory reserving guidelines and divergence between the performance of the underlying funds and hedging indices.

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

Changes in, or reinterpretations of, these laws can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.  Requiring our insurance subsidiaries to hold additional reserves has the potential to constrain their ability to pay dividends to the holding company.  See “Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” above for additional information on potential changes in these laws.

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

In any particular year, statutory surplus amounts and RBC ratios may increase or decrease depending on a variety of factors, including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our insurance subsidiaries must hold to support business growth, changes in reserving requirements, such as principles-based reserving, our inability to secure capital market solutions to provide reserve relief, such as issuing letters of credit to support captive reinsurance structures, changes in equity market levels, the value of certain fixed-income and equity securities in our investment portfolio, the value of certain derivative instruments that do not get hedge accounting treatment, changes in interest rates and foreign currency exchange rates, as well as changes to the NAIC RBC formulas. The RBC ratio is also affected by the product mix of the in-force book of business (i.e., the amount of business without guarantees is not subject to the same level of reserves as the business with guarantees).  Most of these factors are outside of our control.  Our credit and insurer financial strength ratings are significantly influenced by the statutory surplus amounts and RBC ratios of our insurance company subsidiaries.  The RBC ratio of LNL is an important factor in the determination of the credit and financial strength ratings of LNC and its subsidiaries.  In addition, rating agencies may implement changes to their internal models that have the effect of increasing or decreasing the amount of statutory capital we must hold in order to maintain our current ratings.  In addition, in extreme scenarios of equity market declines, the amount of additional statutory reserves that we are required to hold for our variable annuity guarantees may increase at a rate greater than the rate of change of the markets.  Increases in reserves reduce the statutory surplus used in calculating our RBC ratios.  To the extent that our statutory capital resources are deemed to be insufficient to maintain a particular rating by one or more rating agencies, we may seek to raise additional capital through public or private equity or debt financing, which may be on terms not as favorable as in the past.  Alternatively, if we were not to raise additional capital in such a scenario, either at our discretion or because we were unable to do so, our financial strength and credit ratings might be downgraded by one or more rating agencies.  For more information on risks regarding our ratings, see “Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” below.

An inability to access our credit facilities could result in a reduction in our liquidity and lead to downgrades in our credit and financial strength ratings.

We have a $2 billion unsecured facility, which expires on June 10, 2015.  We also have other facilities that we enter into in the ordinary course of business.  See “Item 7. MD&A – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flows – Financing Activities” and Note 12 of the Notes to the Consolidated Financial Statements.

We rely on our credit facilities as a potential source of liquidity.  The availability of these facilities could be critical to our credit and financial strength ratings and our ability to meet our obligations as they come due in a market when alternative sources of credit are tight.  The credit facilities contain certain administrative, reporting, legal and financial covenants.  We must comply with covenants under our credit facilities, including a requirement to maintain a specified minimum consolidated net worth.

Our right to borrow funds under these facilities is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow under these facilities is also subject to the continued willingness and ability of the lenders that are parties to the facilities to provide funds.  Our failure to comply with the covenants in the credit facilities or fulfill the conditions to borrowings, or the failure of lenders to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facilities, would restrict our ability to access these credit facilities when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.

Assumptions and Estimates

As a result of changes in assumptions, estimates and methods in calculating reserves, our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate.

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

Goodwill represents the excess of the acquisition price incurred to acquire subsidiaries and other businesses over the fair value of their net assets as of the date of acquisition.  As of December 31, 2012, we had a total of $2.3 billion of goodwill on our Consolidated Balance Sheets.  We test goodwill at least annually for indications of value impairment with consideration given to financial performance, merger and acquisitions and other relevant factors.  In addition, certain events, including a significant and adverse change in legal factors, accounting standards or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  Impairment testing is performed based upon estimates of the fair value of the “reporting unit” to which the goodwill relates.  Subsequent reviews of goodwill could result in impairment of goodwill, and such write downs could have a material adverse effect on our net income and book value, but will not affect the statutory capital of our insurance subsidiaries.  For more information on goodwill, see Note 10 and “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” in the MD&A.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities.  Deferred tax assets are assessed periodically by management to determine if they are realizable.  As of December 31, 2012, we had a deferred tax asset of $2.3 billion.  Factors in management’s determination include the performance of the business, including the ability to generate capital gains from a variety of sources and tax planning strategies.  If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.  Such valuation allowance could have a material adverse effect on our results of operations and financial condition.

The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial condition.

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

We regularly review our available-for-sale (“AFS”) securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other-than-temporary impairment (“OTTI”) has occurred, and the amortized cost of the equity security is written down to the current fair value, with a corresponding change to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of decline, a fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer.

For a debt security, if we intend to sell a security or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized loss on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Comprehensive Income (Loss), as this is also deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (loss) (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this is considered a noncredit (i.e., recoverable) impairment.  Net OTTI recognized in net income (loss) was $153 million, $124 million and $160 million, pre-tax, for the years ended December 31, 2012, 2011 and 2010, respectively.  The portion of OTTI recognized in OCI for the years ended December 31, 2012 and 2011, was $106 million and $45 million, pre-tax, respectively.

Related to our unrealized losses, we establish deferred tax assets for the tax benefit we may receive in the event that losses are realized.  The realization of significant realized losses could result in an inability to recover the tax benefits and may result in the establishment of valuation allowances against our deferred tax assets.  Realized losses or impairments may have a material adverse impact on our results of operations and financial condition.

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

We reinsure a significant amount of the mortality risk on fully underwritten, newly issued, individual life insurance contracts.  We regularly review retention limits for continued appropriateness and they may be changed in the future.  If we were to experience adverse mortality or morbidity experience, a significant portion of that would be reimbursed by our reinsurers.  Prolonged or severe adverse mortality or morbidity experience could result in increased reinsurance costs, and ultimately, reinsurers being unwilling to offer coverage.  If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection at comparable rates to what we are paying currently, we may have to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums or both.  If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as “ceding”).  As of December 31, 2012, we ceded $323.3 billion of life insurance in force to reinsurers for reinsurance protection.  Although reinsurance does not discharge our subsidiaries from their primary obligation to pay contract holders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.  As of December 31, 2012, we had $6.4 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts.  Of this amount, $2.8 billion related to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement.  Swiss Re has funded a trust to support this business.  The balance in the trust changes as a result of ongoing reinsurance activity and was $2.0 billion as of December 31, 2012.  Furthermore, approximately $1 billion of the Swiss Re treaties are funds withheld structures where we have a right of offset on assets backing the reinsurance receivables.

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

Our success depends, in large part, on our ability to attract and retain key people.  Intense competition exists for the key employees with demonstrated ability, and we may be unable to hire or retain such employees.  The unexpected loss of services of one or more of our key personnel could have a material adverse effect on our operations due to their skills, knowledge of our business, their years of industry experience and the potential difficulty of promptly finding qualified replacement employees.  We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial condition.  Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining key employees, including financial advisors, wholesalers and other employees, as well as independent distributors of our products.

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

Our information systems are critical to the operation of our business.  We collect, process, maintain, retain and distribute large amounts of personal financial and health information and other confidential and sensitive data about our customers in the ordinary course of our business.  Our business therefore depends on our customers’ willingness to entrust us with their personal information.  Any failure, interruption or breach in security could result in disruptions to our critical systems and adversely affect our customer relationships.  While we employ a robust and tested information security program, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.  To date, we have not had a material security breach.  The occurrence of any such failure, interruption or security breach of our systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and financial liability.

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

All of our ratings and ratings of our principal insurance subsidiaries are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or we can maintain these ratings.  See “Item 1. Business – Financial Strength Ratings” and “Item 7. MD&A – Review of Consolidated Financial Condition – Liquidity and Capital Resources – Sources of Liquidity and Cash Flows” for a description of our ratings.

We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.

As of December 31, 2012, we had approximately $1.2 billion in principal amount of capital securities outstanding.  All of the capital securities contain covenants that require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”) if we determine that one of the following triggers exists as of the 30th day prior to an interest payment date, or the “determination date”:

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

Under certain indemnity reinsurance agreements, two of our insurance subsidiaries, LNL and LLANY, provide 100% indemnity reinsurance for the business assumed; however, the third-party insurer, or the “cedent,” remains primarily liable on the underlying insurance business.  Under these types of agreements, as of December 31, 2012, we held statutory reserves of $6.8 billion.  These indemnity reinsurance arrangements require that our subsidiary, as the reinsurer, maintain certain insurer financial strength ratings and capital ratios.  If these ratings or capital ratios are not maintained, depending upon the reinsurance agreement, the cedent may recapture the business, or require us to place assets in trust or provide letters of credit at least equal to the relevant statutory reserves.  Under the LNL reinsurance arrangement, we held approximately $3.9 billion of statutory reserves.  LNL must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  This arrangement may require LNL to place assets in trust equal to the relevant statutory reserves.  Under LLANY’s largest indemnity reinsurance arrangement, we held $2.1 billion of statutory reserves as of December 31, 2012.  LLANY must maintain an A.M. Best financial strength rating of at least B+, an S&P financial strength rating of at least BB+ and a Moody’s financial strength rating of at least Ba1, as well as maintain an RBC ratio of at least 160% or an S&P capital adequacy ratio of 100%, or the cedent may recapture the business.  Under two other LLANY arrangements, by which we established $861 million of statutory reserves, LLANY must maintain an A.M. Best financial strength rating of at least B++, an S&P financial strength rating of at least BBB- and a Moody’s financial strength rating of at least Baa3.  One of these arrangements also requires LLANY to maintain an RBC ratio of at least 185% or an S&P capital adequacy ratio of 115%.  Each of these arrangements may require LLANY to place assets in trust equal to the relevant statutory reserves.  As of December 31, 2012, LNL’s and LLANY’s RBC ratios exceeded the required ratio.  See “Item 1. Business – Financial Strength Ratings” for a description of our financial strength ratings.

If the cedent recaptured the business, LNL and LLANY would be required to release reserves and transfer assets to the cedent.  Such a recapture could adversely impact our future profits.  Alternatively, if LNL and LLANY established a security trust for the cedent, the ability to transfer assets out of the trust could be severely restricted, thus negatively impacting our liquidity.

Investments

Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.

We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities, mortgage loans, policy loans and other limited partnership interests.  These asset classes represented 22% of the carrying value of our total cash and invested assets as of December 31, 2012.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2012, LNC and our subsidiaries owned or leased approximately 2.7 million square feet of office space.  We leased 0.1 million square feet of office space in Philadelphia, Pennsylvania for LFN.  We leased 0.2 million square feet of office space in Radnor, Pennsylvania for our corporate center and for LFD.  We owned or leased 0.8 million square feet of office space in Fort Wayne, Indiana, primarily for our Annuities and Retirement Plan Services segments.  We owned or leased 0.8 million square feet of office space in Greensboro, North Carolina, primarily for our Life Insurance segment.  We owned or leased 0.3 million square feet of office space in Omaha, Nebraska, primarily for our Group Protection segment.  An additional 0.5 million square feet of office space is owned or leased in other U.S. cities for branch offices.  As provided in Note 13, the rental expense on operating leases for office space and equipment was $43 million for 2012.  This discussion regarding properties does not include information on investment properties.

Item 3.  Legal Proceedings

For information regarding legal proceedings, see “Regulatory and Litigation Matters” in Note 13, which is incorporated herein by reference.

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 19, 2013, were as follows:

Name	Age (1)	Position with LNC and Business Experience During the Past Five Years

Dennis R. Glass	63
President, Chief Executive Officer and Director (since July 2007).  President, Chief Operating Officer and Director (April 2006 - July 2007).  President and Chief Executive Officer, Jefferson-Pilot (2004 - April 2006).  President and Chief Operating Officer, Jefferson-Pilot (2001 - April 2006).

Lisa M. Buckingham	47
Executive Vice President, Chief Human Resources Officer (since March 2011) Senior Vice President, Chief Human Resources Officer (December 2008 - March 2011).  Senior Vice President, Global Talent, Thomson Reuters, a provider of information and services for businesses and professionals (April 2008 - November 2008).  Senior Vice President, Human Resources, Thomson Corporation (2002 - April 2008).

Adam G. Ciongoli	44	Executive Vice President and General Counsel (since May 2012). General Counsel, Willis Group Holdings Plc, a global insurance broker (August 2007 - May 2012).

Ellen Cooper	48
Executive Vice President and Chief Investment Officer (since August 2012).  Managing Director, Goldman Sachs Asset Management, an asset management firm (July 2008 - August 2012).  Chief Risk Officer, Aegon USA, a provider of life insurance, pensions and asset management (May 2006 - June 2008).  Principal, Ernst & Young LLP (May 2005 - April 2006).  Senior Manager, Ernst & Young LLP (June 2000 - May 2005).

Charles C. Cornelio	53
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

Robert W. Dineen	63
Vice Chairman, Lincoln Financial Network (2) (since October 2012).  President, Lincoln Financial Network, and CEO, Lincoln Financial Advisors (2) (2002 – October 2012).  Senior Vice President, Managed Asset Group, Merrill Lynch & Co., a diversified financial services company (2001 - 2002).

Randal J. Freitag	50
Executive Vice President and Chief Financial Officer (since January 2011).  Senior Vice President, Chief Risk Officer (2007 - December 2010).  Senior Vice President, Chief Risk Officer and Treasurer (2007 - October 2009).  Senior Vice President, Product Risk and Profitability and Actuary (2004 - 2007).

Wilford H. Fuller	42
President, Lincoln Financial Group Distribution (2) (since October 2012).  President and CEO, Lincoln Financial Distributors (2) (since February 2009).  Head, Distribution, Global Wealth Management, Merrill Lynch & Co., a diversified financial services company (2007 - 2009).  Head, Distribution, Managed Solutions Group, Merrill Lynch & Co. (2005 - 2007).  National Sales Manager, Merrill Lynch & Co. (2000 - 2005).

Mark E. Konen	53
President, Insurance Solutions and Annuities (since July 2008 and February 2009 respectively).  President, Individual Markets (April 2006 - July 2008).  Executive Vice President, Life and Annuity Manufacturing, Jefferson-Pilot (2004 - April 2006).  Executive Vice President, Product/Financial Management, Jefferson-Pilot (2002 - 2004).

(1)	Age shown is based on the officer’s age as of February 19, 2013.
(2)	Denotes an affiliate of LNC.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

Our common stock is traded on the New York stock exchange under the symbol LNC.  As of January 25, 2013, the number of shareholders of record of our common stock was 9,352.  The dividend on our common stock is declared each quarter by our Board of Directors if we are eligible to pay dividends and the Board determines that we will pay dividends.  In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs.  For potential restrictions on our ability to pay dividends, see “Review of Consolidated Financial Condition – Liquidity and Capital Resources” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data,” as well as in “Part I – Item 1. Business – Regulatory – Insurance Regulation – Restriction on Subsidiaries’ Dividends and Other Payments.”  The following presents the high and low prices for our common stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2012
High	$27.54	$26.83	$26.10	$26.53
Low	19.38	19.04	19.17	22.51
Dividend declared	0.080	0.080	0.080	0.120

2011
High	$32.68	$32.39	$29.67	$21.88
Low	28.00	25.97	15.00	13.75
Dividend declared	0.050	0.050	0.050	0.080

For information on securities authorized for issuance under equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which is incorporated herein by reference.

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2012 (dollars in millions, except per share data):

	(a) Total		(c) Total Number	(d) Approximate Dollar
	Number	(b) Average	of Shares (or Units)	Value of Shares (or
	of Shares	Price Paid	Purchased as Part of	Units) that May Yet Be
	(or Units)	per Share	Publicly Announced	Purchased Under the
Period	Purchased (1)	(or Unit)	Plans or Programs (2)	Plans or Programs (2)(3)
10/1/12 - 10/31/12	8,253	$24.17	-	$900

11/1/12 - 11/30/12	2,658,024	23.82	2,560,524	839

12/1/12 - 12/31/12	1,281,926	24.97	1,258,000	808

(1)
Of the total number of shares purchased, no shares were received in connection with the exercise of stock options and related taxes and 82,917 shares were withheld for taxes on the vesting of restricted stock.  For the quarter ended December 31, 2012, there were 3,818,524 shares purchased as part of publicly announced plans or programs.

(2)
On August 8, 2012, our Board authorized an increase in our securities repurchase authorization, bringing the total aggregate repurchase authorization to $1.0 billion.  As of December 31, 2012, our remaining security repurchase authorization was $808 million.  The security repurchase authorization does not have an expiration date.  The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.  The shares repurchased in connection with the awards described in Note

19 in the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data” are not part of our publicly announced repurchase program.
(3)	As of the last day of the applicable month.

Item 6.  Selected Financial Data

The following selected financial data (in millions, except per share data) should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying notes to the consolidated financial statements presented in “Item 8. Financial Statements and Supplementary Data.”  Income (loss) from continuing operations, net income (loss), stockholders’ equity and corresponding per share data as of and for the years ended December 31, 2011, 2010, 2009 and 2008 have been restated to correct errors identified in 2012 associated with deferred tax balances and uncertain tax positions relating to these periods.  See “Basis of Presentation” in Note 1 and Note 24 to the accompanying consolidated financial statements for further information.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Total revenues	$11,532	$10,641	$10,415	$8,473	$9,251
Income (loss) from continuing operations	1,286	229	873	(532)	(30)
Net income (loss)	1,313	221	902	(605)	36
Per share data: (1)(2)
Income (loss) from continuing operations - basic	4.58	0.75	2.28	(2.02)	(0.12)
Income (loss) from continuing operations - diluted	4.47	0.72	2.21	(1.98)	(0.12)
Net income (loss) - basic	4.68	0.72	2.37	(2.28)	0.14
Net income (loss) - diluted	4.56	0.69	2.30	(2.24)	0.14
Common stock dividends	0.360	0.230	0.080	0.040	1.455

	As of December 31,
	2012	2011	2010	2009	2008
Assets	$218,869	$201,491	$192,308	$175,856	$161,376
Long-term debt:
Principal	5,173	5,088	5,363	5,019	4,555
Unamortized premiums (discounts) and fair value hedge on interest rate swap agreements	266	303	36	31	176
Stockholders' equity	14,973	13,101	11,687	10,555	6,760
Per common share data: (1)
Stockholders' equity, includingaccumulated other comprehensive income (loss) (3)	55.14	44.94	37.00	34.90	26.40
Stockholders' equity, excluding accumulated other comprehensive income (loss) (3)	41.11	35.75	34.30	33.10	38.08
Market value of common stock	25.90	19.42	27.81	24.88	18.84

(1)
Per share amounts were affected by the retirement of 20.5 million, 24.7 million, 1.1 million, less than 1 million and 9.3 million shares of common stock during the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
To arrive at the income used in the calculation of our basic and diluted earnings per share, we deduct preferred stock dividends and accretion of discount, which amounted to $167 million and $35 million for the years ending December 31, 2010 and 2009, respectively.  In addition, to arrive at diluted earnings per share, if the effect of equity classification would result in a more dilutive earnings per share, we adjust the numerator used in the calculation of our diluted earnings per share to remove the mark-to-market adjustment for deferred units of LNC stock in our deferred compensation plans, which amounted to $5 million and $2 million for the years ending December 31, 2011 and 2010, respectively.

(3)	Per share amounts are calculated under the assumption that our Series A preferred stock has been converted to common stock, but exclude Series B preferred stock balances as it was non-convertible.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of December 31, 2012, compared with December 31, 2011, and the results of operations in 2012 and 2011, compared with the immediately preceding year of Lincoln National Corporation and its consolidated subsidiaries.  Unless otherwise stated or the context otherwise requires, “LNC,” “Lincoln,” “Company,” “we,” “our” or “us” refers to Lincoln National Corporation and its consolidated subsidiaries.  The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8. Financial Statements and Supplementary Data,” as well as “Part I – Item 1A. Risk Factors” above.  The amounts in Item 7 are inclusive of our restatement of our consolidated financial statements.  See “Basis of Presentation” in Note 1 and Note 24 for further information.

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

•	Changes in GAAP, including convergence with International Financial Reporting Standards (“IFRS”), that may result in unanticipated changes to our net income;
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

The risks included here are not exhaustive.  Other sections of this report, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (“SEC”) include additional factors that could affect our businesses and financial performance, including “Part I – Item 1A. Risk Factors” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which are incorporated herein by reference.   Moreover, we operate in a rapidly changing and competitive environment.  New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and retirement businesses through subsidiary companies.  Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions.  These products include fixed and indexed annuities, variable annuities, universal life insurance (“UL”), variable universal life insurance (“VUL”), linked-benefit universal life insurance, indexed universal life insurance, term life insurance, employer-sponsored defined contribution retirement plans, mutual funds and group life, disability and dental.

We provide products and services and report results through our Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.  We also have Other Operations.  These segments and Other Operations are described in “Part I – Item 1. Business” above.

For information on how we derive our revenues, see the discussion in results of operations by segment below.

Current Market Conditions

Although modest improvements in certain market conditions have occurred in recent months, the following factors are weighing on and threatening continued economic recovery and financial stability:

•	Weak global growth;
•	Unconventional accommodative monetary policy;
•	Continued weak European growth;
•	Continued slow growth in the U.S. economy:
▪	“Fiscal cliff” resolution still elevates uncertainty;
▪	Impact of competitive foreign currency devaluation;
▪	Elevated unemployment and jobless claims; and
▪	Continued slow thawing of the U.S. housing market.

The Federal Reserve’s forecast for 2013, as reported in December of 2012, leaves its broader projections for economic growth and inflation little changed.  In the face of these economic challenges, we continue to focus on building our businesses through these challenging markets by continuing to develop and introduce high quality products, expand distribution into new and existing key accounts and channels and target market segments that have high growth potential while maintaining a disciplined approach to managing our expenses.

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

Given the level of interest rates as of the end of 2012, we have provided disclosures around the effects of sustained low interest rates in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk – Interest Rate Risk on Fixed Insurance Businesses – Falling Rates” and “Part I – Item 1A. Risk Factors – Changes in interest rates and sustained low interest rates may cause interest rate spreads to decrease and changes in interest rates may also result in increased contract withdrawals.”

Earnings from Account Values

The Annuities and Retirement Plan Services segments are the most sensitive to the equity markets, as well as, to a lesser extent, our Life Insurance segment.  We discuss the earnings effect of the equity markets on account values and the related asset-based earnings below in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Equity Market Risk – Effect of Equity Market Sensitivity.”  Account values increased $17.8 billion during 2012 driven primarily by an increase in equity markets and positive net flows.

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

The variable annuity hedge program ended 2012 with assets of $1.9 billion, which were in excess of the estimated liability of $1.2 billion as of December 31, 2012.

Life Insurance Pivot Products

We plan to continue to pivot to higher return life insurance products in the current low interest rate environment.  In doing so, we are shifting our focus toward life insurance products, such as variable universal life, indexed universal life and term insurance, that are not primarily focused upon secondary guarantees.  These pivot products comprised 46% of our total life sales in 2012, as compared to 31% in 2011.  We remain focused on improving the overall attractiveness of our pivot products.

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

Going into 2013, significant issues include:

•	Continuation of the low interest rate environment in comparison to historical periods; and
•
Increased actions by government and regulatory authorities to introduce regulations or change existing regulations or guidance in a manner that could have a significant effect on our capital, earnings and/or business models.

In the face of these issues and potential issues, we expect to focus on the following:

•	Closely monitoring our capital and liquidity positions taking into account the uncertain economic recovery and changing statutory accounting and reserving practices;
•	Continuing to explore additional financing strategies addressing the statutory reserve strain related to our secondary guarantee UL products in order to manage our capital position effectively;
•	Taking actions to manage the risk of a continuation of lower interest rates, including re-pricing our products;
•	Closely monitoring ongoing activities in the legal and regulatory environment and taking an active role in the legislative and/or regulatory process;
•	Continuing to make investments in our businesses to grow revenues and further spur productivity;
•	Shifting our focus toward life insurance products, such as VUL, indexed UL and term insurance, that are not primarily focused on secondary guarantees; and
•	Managing our expenses aggressively through process improvement initiatives combined with continued financial discipline and execution excellence throughout our operations.

For additional factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

Critical Accounting Policies and Estimates

We have identified the accounting policies below as critical to the understanding of our results of operations and our financial condition.  In applying these critical accounting policies in preparing our financial statements, management must use critical assumptions, estimates and judgments concerning future results or other developments, including the likelihood, timing or amount of one or more future events.  Actual results may differ from these estimates under different assumptions or conditions.  On an ongoing basis, we evaluate our assumptions, estimates and judgments based upon historical experience and various other information that we believe to be reasonable under the circumstances.  For a detailed discussion of other significant accounting policies, see Note 1.

DAC, VOBA, DSI and DFEL

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force.  Our accounting policies for DAC, VOBA, DSI and DFEL affect the Annuities, Retirement Plan Services, Life Insurance and Group Protection segments.

New DAC Methodology

On January 1, 2012, we retrospectively adopted  the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (referred to herein as the “new DAC methodology”), which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  This determination of deferability must be made on a contract-level basis.  This new DAC methodology contrasts to the prior guidance we followed that defined deferrable acquisition costs as costs that vary with and are related primarily to new or renewal business, regardless of whether the acquisition efforts were successful or unsuccessful.  Our retrospective adoption resulted in the restatement of all periods presented with a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income (loss) (“AOCI”) for the earliest period presented.  Further, our adoption of the new DAC methodology resulted in an overall reduction in deferrable acquisition costs, partially offset by lower DAC amortization, in each of our business segments.  See Note 1 for more discussion of the effect of adoption.

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

Deferrals

Qualifying deferrable acquisition expenses are recorded as an asset on our Consolidated Balance Sheets as DAC for products we sold during a period or VOBA for books of business we acquired during a period.  In addition, we defer costs associated with DSI and revenues associated with DFEL.  DSI increases interest credited and reduces income when amortized.  DFEL is a liability included within other contract holder funds on our Consolidated Balance Sheets, and when amortized, increases insurance fees on our Consolidated Statements of Comprehensive Income (Loss).

Our DAC, VOBA, DSI and DFEL balances (in millions) by business segment as of December 31, 2012, were as follows:

		Retirement
		Plan	Life	Group
	Annuities	Services	Insurance	Protection	Total
DAC and VOBA
Gross	$2,730	$275	$6,136	$192	$9,333
Unrealized (gain) loss	(638)	(173)	(1,855)	-	(2,666)
Carrying value	$2,092	$102	$4,281	$192	$6,667

DSI
Gross	$320	$5	$-	$-	$325
Unrealized (gain) loss	(71)	(1)	-	-	(72)
Carrying value	$249	$4	$-	$-	$253

DFEL
Gross	$261	$-	$1,863	$-	$2,124
Unrealized (gain) loss	(3)	-	(748)	-	(751)
Carrying value	$258	$-	$1,115	$-	$1,373

Available-for-sale (“AFS”) securities and certain derivatives are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.  The unrealized balances in the table above represent the DAC, VOBA, DSI and DFEL balances for these effects of unrealized gains and losses on AFS securities and certain derivatives as of the end-of-period.

Amortization

Deferrable acquisition costs for variable annuity and deferred fixed annuity contracts and UL and VUL policies are amortized over the lives of the contracts in relation to the incidence of EGPs derived from the contracts.  Certain broker commissions or broker-dealer expenses that vary with and are related to sales of mutual fund products, respectively, are expensed as incurred rather than deferred and amortized.  For our traditional products, we amortize deferrable acquisition costs either on a straight-line basis or as a level percent of premium of the related contracts, depending on the block of business.

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

We generally amortize DAC, VOBA, DSI and DFEL in proportion to our EGPs for interest-sensitive products.  When actual gross profits are higher in the period than EGPs, we recognize more amortization than planned.  When actual gross profits are lower in the period than EGPs, we recognize less amortization than planned.  In a calendar year where the gross profits for a certain group of policies, or “cohorts,” are negative, our actuarial process limits, or floors, the amortization expense offset to zero.

For a discussion of the periods over which we amortize our DAC, VOBA, DSI and DFEL see “DAC, VOBA, DSI and DFEL” in Note 1.

Unlocking

As discussed and defined in “DAC, VOBA, DSI and DFEL” in Note 1, we conduct an annual comprehensive review of the assumptions and projection models underlying the amortization of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees in the third quarter of each year.  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.

For illustrative purposes, the following presents the hypothetical effects to EGPs and DAC (1) amortization attributable to changes in assumptions from those our model projections assume, assuming all other factors remain constant:

Hypothetical
	Hypothetical	Effect to
Actual Experience Differs	Effect to	Net Income
From Those Our Model	Net Income	for DAC (1)
Projections Assume	for EGPs	Amortization	Description of Expected Effect
Higher equity markets	Favorable	Favorable	Increase to fee income and decrease to changes in reserves.

Lower equity markets	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in reserves.

Higher investment margins	Favorable	Favorable	Increase to interest rate spread on our fixed product line, including fixed portion of variable.

Lower investment margins	Unfavorable	Unfavorable	Decrease to interest rate spread on our fixed product line, including fixed portion of variable.

Higher credit losses	Unfavorable	Unfavorable	Decrease to realized gains on investments.

Lower credit losses	Favorable	Favorable	Increase to realized gains on investments.

Higher lapses	Unfavorable	Unfavorable	Decrease to fee income, partially offset by decrease to benefits due to shorter contract life.

Lower lapses	Favorable	Favorable	Increase to fee income, partially offset by increase to benefits due to longer contract life.

Higher death claims	Unfavorable	Unfavorable	Decrease to fee income and increase to changes in reserves due to shorter contract life.

Lower death claims	Favorable	Favorable	Increase to fee income and decrease to changes in reserves due to longer contract life.

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits.

Details underlying the effect to income (loss) from continuing operations from unlocking (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Income (loss) from operations:
Annuities	$(5)	$(18)	$17
Retirement Plan Services	(3)	(2)	3
Life Insurance	47	70	(91)
Excluded realized gain (loss) (1)	76	(78)	22
Income (loss) from continuing operations	$115	$(28)	$(49)

(1)
Excludes unlocking related to the NPR component of our GLB embedded derivative reserves (see “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivative Results” below for more information).

Unlocking was driven primarily by the following:

2012

During the third quarter of 2012, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.  This reduction in the interest rate assumption resulted in resetting the current new money investment rate followed by a gradual annual recovery over seven years to a rate 50 basis points below our previous ultimate long-term assumption.  As a result of this assumption revision, we recorded unfavorable unlocking of $110 million, after-tax, for Life Insurance, $4 million, after-tax, for Annuities, and $6 million, after-tax, for Retirement Plan Services.

•	For Annuities and Retirement Plan Services, we modified our policyholder behavior assumptions and lowered our new money investment yield assumption as discussed above;
•	For Life Insurance, we modified our life mortality assumption, partially offset by lowering our new money investment yield assumption as discussed above; and
•	For excluded realized gain (loss), we modified our policyholder behavior assumptions for GLB riders.

2011

•	For Annuities, we lowered our long-term equity market growth rate and interest margin assumptions, partially offset by lowering our lapse assumptions;
•	For Life Insurance, we updated our crediting rate assumptions to reflect actions implemented to reduce interest crediting rates; and
•	For excluded realized gain (loss), we lowered our assumptions for long-term volatility, partially offset by lowering our lapse assumptions.

2010

•
For Annuities, we included an estimate in our models for rider fees related to our annuity products with living benefit guarantees and lowered our lapse assumptions, partially offset by changing assumptions, methods of calculations and processes due to the conversion of our actuarial valuation systems to a uniform platform for certain blocks of business;

•
For Retirement Plan Services, we changed assumptions, methods of calculations and processes due to the conversion of our actuarial valuation systems to a uniform platform for certain blocks of business;

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

As equity markets do not move in a systematic manner, we reset the baseline of account values from which EGPs are projected, which we refer to as our RTM process.  Under our RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest rate spreads and mortality to develop a statistical distribution of the present value of future EGPs for our variable annuity, annuity-based 401(k) and VUL blocks of business.  Because future equity market returns are unpredictable, the underlying premise of this process is that best estimate projections of future EGPs need not be affected by random short-term and insignificant deviations from expectations in equity market returns.  However, long-term or significant deviations from expected equity market returns require a change to best estimate projections of EGPs and unlocking of DAC, VOBA, DSI, DFEL and changes in future contract benefits.  The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs.  We compare the range of the present value of the future EGPs from the stochastic modeling to that used in our amortization model.  A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs.  These intervals are then compared again to the present value of the EGPs used in the amortization model.  If the present value of EGPs utilized for amortization were to exceed the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate amortization would be considered.  If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that the re-projected EGPs would be our best estimate of EGPs.

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

Our long-term equity market growth rate assumption, which is used in the determination of DAC, VOBA, DSI and DFEL amortization for the variable component of our variable annuity and VUL products, is an immediate drop of approximately 11% followed by growth going forward of 8% to 9% depending on the block of business and reflecting differences in contract holder fund allocations between fixed income and equity-type investments.  If we were to have unlocked our RTM assumption in the corridor as of December 31, 2012, we would have recorded a favorable unlocking of approximately $210 million, pre-tax, for Annuities, approximately $15 million, pre-tax, for Retirement Plan Services, and approximately $20 million, pre-tax, for Life Insurance.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually by us as of October 1.  Intangibles that do not have indefinite lives are amortized over their estimated useful lives.  We perform a two-step test in our evaluation of the carrying value of goodwill for each of our reporting units, although we do have the option to first assess qualitative factors to determine if it is necessary to complete the two-step goodwill impairment test.  The results of one test on one reporting unit cannot subsidize the results of another reporting unit.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value of the reporting unit is deemed to be recoverable, and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist, and Step 2 is required.  In Step 2, the implied fair value of goodwill is determined for each reporting unit.  The reporting unit’s fair value as determined in Step 1 is assigned to all of its net assets (recognized and unrecognized) as if the reporting unit were acquired in a business combination as of the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value.

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

Refer to Note 10 of our consolidated financial statements for goodwill and specifically identifiable intangible assets by segment as well as the results of our recoverability analysis for the years ended December 31, 2011 and 2010.  All the discussion that follows represents our analysis as of October 1, 2012.

Step 1 Results

We performed a Step 1 analysis on all of our reporting units including:  Annuities, Retirement Plan Services, Life Insurance and Group Protection.  Our Annuities, Retirement Plan Services and Group Protection reporting units passed the Step 1 analysis, and although the carrying value of the net assets for Group Protection was within the estimated fair value range, we deemed it prudent to validate the carrying value of goodwill through a Step 2 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for our Life Insurance reporting unit.

For Annuities and Retirement Plan Services, we estimated the fair values of the reporting units based on a discounted cash flow valuation technique (“income approach”) similar to that of our Life Insurance and Group Protection reporting units discussed below.  We also updated our estimates of discount rates based upon current market observable inputs.  We used discount rates ranging from 10% to 11% for both Annuities and Retirement Plan Services based upon the weighted average cost of capital adjusted for risks associated with the operations.

Based upon our Step 1 analysis for Annuities and Retirement Plan Services, our estimated implied fair value was well in excess of each reporting unit’s carrying value of net assets, including goodwill.

Step 2 Results and Information for our Life Insurance and Group Protection Reporting Units

In our Step 2 analyses of Life Insurance and Group Protection, we estimated the implied fair value of goodwill for each reporting unit primarily through an income approach, although limited available market data was also considered.  In determining the estimated implied fair value of goodwill for these reporting units, we considered discounted cash flow calculations and assumptions that market participants would make in valuing the new business of these reporting units.  These analyses required us to make judgments about new business revenues, earnings projections, capital market assumptions and discount rates.

The key assumptions used in the analyses to determine the implied fair value of goodwill for the Life Insurance and Group Protection reporting units included:

•	New business for 10 years;
•	Expense synergies assumption that would be expected to be realized in a market-participant transaction similar to prior market observable transactions and our prior experience; and
•
Interest rates used to discount new business cash flows; we considered discount rates ranging from 9% to 11% for our Life Insurance and our Group Protection reporting units based on the weighted average cost of capital adjusted for the risk factors associated with the operations.

Based upon our Step 2 analysis for Life Insurance and Group Protection, we determined that there was no impairment.

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

Because our stock is trading at a price below book value, we are required to evaluate and reassess each reporting period whether or not there is an indicator that would require us to perform or update our impairment test.  Factors that can influence the value of goodwill include the capital markets, competitive landscape, regulatory environment, consumer confidence and any items that can directly or indirectly affect new business future cash flows.  For example, unfavorable changes to assumptions as compared to our October 1, 2012, analysis or factors that could result in impairment include, but are not limited to, the following:

•	Lower expectations for future sales levels or future sales profitability;
•	Higher discount rates on new business assumptions;
•	Weakened expectations for the ability to execute future reinsurance transactions for life insurance business over the long-term or expectations for significant increases in the associated costs;
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

The following summarizes our AFS and trading securities and derivative investments carried at fair value by pricing source and fair value hierarchy level (in millions) as of December 31, 2012:

	Quoted Prices in
	Active Markets for	Significant	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Fair Value
Priced by third party pricing services	$662	$71,941	$-	$72,603
Priced by independent broker quotations	-	-	3,041	3,041
Priced by matrices	-	11,448	-	11,448
Priced by other methods (1)	-	-	1,015	1,015
Total	$662	$83,389	$4,056	$88,107

Percent of total	1%	94%	5%	100%

(1)	Represents primarily securities for which pricing models were used to compute fair value.

For the categories and associated fair value of our AFS fixed maturity securities classified within Level 3 of the fair value hierarchy as of December 31, 2012 and 2011, see Notes 1 and 21.

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
•
Abnormal, or significant increases in, liquidity risk premiums or implied yields for quoted prices when compared with reasonable estimates using realistic assumptions of credit and other NPR for the asset class;

•	Abnormally wide bid-ask spread or significant increases in the bid-ask spread; and
•	Limited public information available.

After evaluating all factors and considering the significance and relevance of each factor, we evaluate whether there has been a significant decrease in the volume and level of activity for the asset when the market for that asset is not active.  As of December 31, 2012, we evaluated the markets that our securities trade in and concluded that none were inactive.  We will continue to re-evaluate this conclusion, as needed, based on market conditions.

We use unobservable inputs to measure the fair value of securities trading in less liquid or illiquid markets with limited or no pricing information.  We obtain broker quotes for securities such as synthetic convertibles, index-linked certificates of deposit and collateralized debt obligations (“CDOs”) when sufficient security structure or other market information is not available to produce an evaluation.  For broker-quoted only securities, non-binding quotes from market makers or broker-dealers are obtained from sources recognized as market participants.  Broker-quoted securities are based solely on receipt of updated quotes from a single market maker or a broker-dealer recognized as a market participant.  Our broker-quoted only securities are generally classified as Level 3 of the fair value hierarchy.  As of December 31, 2012, we used broker quotes for 68 securities as our final price source, representing approximately 1% of total securities owned.

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

Write-downs for OTTI and Allowance for Losses

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For additional details, see “Consolidated Investments” below and Notes 1 and 5.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an OTTI of the security.  In addition, we review for other indicators of impairment as required by the Investments – Debt and Equity Securities Topic of the FASB Accounting Standards CodificationTM (“ASC”).

Based on our evaluation of securities with an unrealized loss as of December 31, 2012, we do not believe that any additional OTTI, other than those already reflected in the financial statements, is necessary.  As of December 31, 2012, there were AFS securities with gross unrealized losses totaling $515 million, pre-tax, and prior to the effect of DAC, VOBA, DSI and other contract holder funds.

As the discussion in Notes 1 and 5 indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary.  These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments.  In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities.  We continually monitor developments and update underlying assumptions and financial models based upon new information.

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

Derivatives

We use derivative instruments to manage a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products.  Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates.  We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios.  Derivatives held as of December 31, 2012, contain industry standard terms.  Our accounting policies for derivatives and the potential effect on interest spreads in a falling rate environment are discussed in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” Note 1 and Note 6.

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

Changes of our future contract benefits carried at fair value and classified within Level 3 of the fair value hierarchy result from changes in market conditions, as well as changes in mix and increases and decreases in fair values as a result of those classifications.  During 2012, there was a significant decrease in future contract benefits classified as Level 3 of the fair value hierarchy due primarily to higher equity markets and decreased volatility as compared to 2011.  For more information, see Notes 1 and 21.

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

The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in GLB embedded derivative reserves.  This dynamic hedging strategy utilizes options and total return swaps on U.S.-based equity indices, futures on U.S.-based and international equity indices and variance swaps on U.S.-based equity indices, as well as interest rate futures, interest rate swaps and currency futures.  The notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates and implied volatilities is designed to offset the magnitude of the change in the fair value of the GLB guarantees caused by those same factors.  See “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” for information on how we determine our NPR.

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

Within our individual annuity business, approximately 70% of our variable annuity account values contained GLB features as of December 31, 2012.  Declines in the equity markets increase our exposure to potential benefits with the GLB features, leading to an increase in our existing liability for those benefits.  For example, a contract with a GLB feature is “in the money” if the contract holder’s account balance falls below the present value of guaranteed withdrawal or income benefits, assuming no lapses.  As of December 31, 2012 and 2011, 8% and 21%, respectively, of all in-force contracts with a GLB feature were “in the money,” and our exposure, after reinsurance, as of December 31, 2012 and 2011, was $548 million and $1.1 billion, respectively.  However, the only way the contract holder can realize the excess of the present value of benefits over the account value of the contract is through a series of withdrawals or income payments that do not exceed a maximum amount.  If, after the series of withdrawals or income payments, the account value is exhausted, the contract holder will receive a series of annuity payments.  The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the present value of benefits over account value.

As a result of these factors, the ultimate amount to be paid by us related to GLB guarantees is uncertain and could be significantly more or less than $548 million, net of reinsurance.  Our fair value estimates of the GLB liabilities, which are based on detailed models of future cash flows under a wide range of market-consistent scenarios, reflect a more comprehensive view of the related factors and represent our best estimate of the present value of these potential liabilities.  The market-consistent scenarios used in the determination of the fair value of the GLB liabilities are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 38 million scenarios.  The market-consistent scenario assumptions, at each valuation date, are those we view to be appropriate for a hypothetical market participant.  The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit.  We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop, we will continue to reassess our assumptions. It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

For information on our variable annuity hedge program performance, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking – Variable Annuity Net Derivatives Results” below.

The following table presents our estimates of the potential instantaneous effect to realized gain (loss), which could result from sudden changes that may occur in equity markets, interest rates and implied market volatilities (in millions) at the levels indicated in the table and excludes the net cost of operating the hedging program.  The amounts represent the estimated difference between the change in the portion of GLB reserves that is calculated on a fair value basis and the change in the value of the underlying hedge instruments after the amortization of DAC, VOBA, DSI and DFEL and taxes.  These effects do not include any estimate of unlocking that could occur, nor do they estimate any change in the NPR component of the GLB reserve or any estimate of effects to our GLB benefit ratio unlocking.  These estimates are based upon the recorded reserves as of January 8, 2013, and the related hedge instruments in place as of that date.  The effects presented in the table below are not representative of the aggregate impacts that could result if a combination of such changes to equity market returns, interest rates and implied volatilities occurred.

	In-Force Sensitivities
Equity Market Return	-20%	-10%	-5%	5%
Hypothetical effect to net income	$(59)	$(15)	$(3)	$(3)

Interest Rates	-50 bps	-25 bps	+25 bps	+50 bps
Hypothetical effect to net income	$(12)	$(4)	$(1)	$(7)

Implied Volatilities	-4%	-2%	2%	4%
Hypothetical effect to net income	$(11)	$(5)	$5	$9

The following table shows the effect (dollars in millions) of indicated changes in instantaneous shifts in equity market returns, interest rate scenarios and market implied volatilities:

	Assumptions of Changes In			Hypothetical
	Equity	Interest	Market	Effect to
	Market	Rate	Implied	Net
	Return	Yields	Volatilities	Income
Scenario 1	-5%	-12.5 bps	+1%	$6
Scenario 2	-10%	-25.0 bps	+2%	(6)
Scenario 3	-20%	-50.0 bps	+4%	(73)

The actual effects of the results illustrated in the two tables above could vary significantly depending on a variety of factors, many of which are out of our control, and consideration should be given to the following:

•	The analysis is only valid as of January 8, 2013, due to changing market conditions, contract holder activity, hedge positions and other factors;
•	The analysis assumes instantaneous shifts in the capital market factors and no ability to rebalance hedge positions prior to the market changes;
•	The analysis assumes constant exchange rates and implied dividend yields;
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

Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”) Benefits

Our indexed annuity and indexed UL contracts permit the holder to elect a fixed interest rate return or a return where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance among the various accounts within the product at renewal dates, either annually or biannually.  At the end of each 1-year or 2-year indexed term we have the opportunity to re-price the indexed component by establishing different participation rates, caps, spreads or specified rates, subject to contractual guarantees.  We purchase S&P 500 options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.  The mark-to-market of the options held generally offsets the change in value of the embedded derivative within the indexed annuity, both of which are recorded as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The Derivatives and Hedging and the Fair Value Measurements and Disclosures Topics of the FASB ASC require that we calculate fair values of index options we may purchase in the future to hedge contract holder index allocations in future reset periods.  These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates.  Changes in the fair values of these liabilities are included as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  For information on our S&P 500 benefits hedging results, see our discussion in “Realized Gain (Loss) and Benefit Ratio Unlocking” below.

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

UL Products with Secondary Guarantees

We issue UL contracts where we contractually guarantee to the contract holder a secondary guarantee.  The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.  The reserves related to UL products with secondary guarantees are based on the application of a benefit ratio the same as our GDB features, which are discussed above.  The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio and the level of assessments associated with the contracts.  For more discussion, see “Results of Life Insurance” below.

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

Stock-Based Incentive Compensation

Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, expected volatility, expected exercise behavior and expected dividend yield.  If any of those assumptions differ significantly from actual, stock-based compensation expense could be affected, which could have a material effect on our consolidated results of operations in a particular quarterly or annual period.  See Note 19 for more information on our stock-based incentive compensation plans.

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

The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax asset to an amount that is more likely than not to be realizable.  Considerable judgment and the use of estimates are required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance.  In evaluating the need for a valuation allowance, we consider many factors, including:  the nature and character of the deferred tax assets and liabilities; taxable income in prior carryback years; future reversals of existing temporary differences; the length of time carryovers can be utilized; and any tax planning strategies we would employ to avoid a tax benefit from expiring unused.  Although realization is not assured, management believes it is more likely than not that the deferred tax assets, including our capital loss deferred tax asset, will be realized.  For additional information about the restatement of prior tax balances and our income taxes in general, see Notes 1 and 7.

Acquisitions and Dispositions

For information about acquisitions and divestitures, see Note 3.

RESULTS OF CONSOLIDATED OPERATIONS

Details underlying the consolidated results, deposits, net flows and account values (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Net Income (Loss)
Income (loss) from operations:
Annuities	$595	$573	$471	4%	22%
Retirement Plan Services	130	163	151	-20%	8%
Life Insurance	574	559	453	3%	23%
Group Protection	72	97	68	-26%	43%
Other Operations	(87)	(146)	(188)	40%	22%
Excluded realized gain (loss), after-tax	(25)	(252)	(93)	90%	NM
Gain (loss) on early extinguishment of debt, after-tax	(3)	(5)	(3)	40%	-67%
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	3	2	3	50%	-33%
Impairment of intangibles, after-tax	2	(747)	-	100%	NM
Benefit ratio unlocking, after-tax	25	(15)	11	267%	NM
Income (loss) from continuing operations, after-tax	1,286	229	873	NM	-74%
Income (loss) from discontinued operations, after-tax	27	(8)	29	NM	NM
Net income (loss)	$1,313	$221	$902	NM	-75%

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Deposits
Annuities	$11,564	$10,650	$10,667	9%	0%
Retirement Plan Services	6,381	5,566	5,301	15%	5%
Life Insurance	4,949	5,393	4,934	-8%	9%
Total deposits	$22,894	$21,609	$20,902	6%	3%

Net Flows
Annuities	$2,451	$2,191	$3,555	12%	-38%
Retirement Plan Services	987	504	(291)	96%	273%
Life Insurance	3,289	3,662	3,057	-10%	20%
Total net flows	$6,727	$6,357	$6,321	6%	1%

	As of December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Account Values
Annuities	$96,514	$85,534	$84,848	13%	1%
Retirement Plan Services	43,931	39,133	38,824	12%	1%
Life Insurance	37,325	35,278	33,585	6%	5%
Total account values	$177,770	$159,945	$157,257	11%	2%

Comparison of 2012 to 2011

Net income increased due primarily to the following:

•	Goodwill impairment in our Life Insurance segment and media business during 2011 (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” for more information);
•	The effect of favorable unlocking;
•	Realized gains on the mark-to-market on certain instruments during 2012 as compared to realized losses during 2011 attributable to spreads narrowing on corporate credit default swaps;
•	Favorable tax adjustments during 2012 due primarily to the release of reserves associated with prior tax years that were closed in the third quarter; and
•	Growth in account values, insurance in force and group earned premiums.

The increase in net income was partially offset by the following:

•	Higher gross realized gains during 2011 originating from asset sales to reposition the investment portfolio;
•	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates; and
•	Strategic investments in technology platforms and distribution expansion efforts, partially offset by aggressively managing expenses.

Comparison of 2011 to 2010

Net income decreased due primarily to goodwill impairment in our Life Insurance segment and media business during 2011 (see “Critical Accounting Policies and Estimates – Goodwill and Other Intangible Assets” for more information).

The decrease in net income was partially offset by the following:

•	Positive net flows and more favorable average equity markets driving higher average daily variable account values;
•	Growth in business and interest crediting rate actions driving higher net investment income and flat interest credited, partially offset by new money rates averaging below portfolio yields;
•	Higher legal expenses during 2010; and
•	Higher EGPs on rider fees related to our products with living benefit guarantees resulting in a lower DAC, VOBA, DSI and DFEL amortization rate.

RESULTS OF ANNUITIES

Income (Loss) from Operations

Details underlying the results for Annuities (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Operating Revenues
Insurance premiums (1)	$98	$74	$53	32%	40%
Insurance fees	1,331	1,247	1,098	7%	14%
Net investment income	1,082	1,106	1,119	-2%	-1%
Operating realized gain (loss)	113	94	74	20%	27%
Other revenues and fees (2)	351	350	315	0%	11%
Total operating revenues	2,975	2,871	2,659	4%	8%
Operating Expenses
Interest credited	633	698	726	-9%	-4%
Benefits	281	212	174	33%	22%
Commissions and other expenses	1,345	1,284	1,191	5%	8%
Total operating expenses	2,259	2,194	2,091	3%	5%
Income (loss) from operations before taxes	716	677	568	6%	19%
Federal income tax expense (benefit)	121	104	97	16%	7%
Income (loss) from operations	$595	$573	$471	4%	22%

(1)	Includes primarily our single-premium immediate annuities (“SPIA”), which have a corresponding offset in benefits for changes in reserves.
(2)	Consists primarily of fees attributable to broker-dealer services that are subject to market volatility.

Comparison of 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven by higher average daily variable account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values); and
•	Higher net investment income, net of interest credited, driven by:
▪	The effect of unlocking;
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information);
partially offset by:
▪
Spread compression due to new money rates averaging below our current portfolio yields, and lower prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information).

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to:
▪	Higher account values driving higher trail commissions and strategic investments in technology platforms and distribution expansion efforts;
partially offset by:
▪	The effect of unlocking; and
•	Higher benefits attributable to the following:
▪	The effect of unlocking; and
▪	An increase in the growth in benefit reserves from higher than expected GLB payments.

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees driven by higher average daily variable account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values);
•	More favorable tax return true-ups recorded in 2011 than in 2010 driven by the separate account dividends-received deduction (“DRD”) and other items;
•	Higher net investment income, net of interest credited, driven by:
▪	Actions implemented to reduce interest crediting rates;
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	An increase in surplus investments;
partially offset by:
▪	New money rates averaging below our portfolio yields; and
•	Higher insurance premiums due to growth in our SPIA business.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses due to:
▪	Higher account values driving higher trail commissions;
▪	Strategic investments in technology platforms and distribution expansion efforts; and
▪	The effect of unlocking;
partially offset by:
▪	Higher EGPs on rider fees related to our products with living benefit guarantees resulting in a lower amortization rate; and
•	Higher benefits attributable to:
▪	The effect of unlocking; and
▪	Growth in our SPIA business;
partially offset by:
▪	More favorable average equity markets that reduced our expected GDB benefit payments; and
▪	Favorable mortality experience on SPIA.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information about unlocking.

Additional Information

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  We continue to monitor the marketplace and economic environment and make changes to our product offerings as needed to sustain the future profitability of our segment.  In 2012, these changes included the introduction of the suite of Protected Funds riders, the introduction of additional Protected Strategies funds, reductions to withdrawal rates for several GWB riders, closure of the bonus share class variable annuity contracts, and targeted commission reductions for certain fixed indexed annuity products.

The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity products was 8%, 8% and 7% for 2012, 2011 and 2010, respectively.

Our fixed annuity business includes products with discretionary crediting rates that are reset on an annual basis and are not subject to surrender charges.  Our ability to retain annual reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above, during the third quarter of 2012, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Insurance Fees
Mortality, expense and other assessments	$1,329	$1,258	$1,113	6%	13%
Surrender charges	15	34	37	-56%	-8%
DFEL:
Deferrals	(24)	(61)	(75)	61%	19%
Amortization, net of interest:
Unlocking	(6)	6	1	NM	NM
Amortization, net of interest, excluding unlocking	17	10	22	70%	-55%
Total insurance fees	$1,331	$1,247	$1,098	7%	14%
	As of or For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Account Value Information
Variable annuity deposits (1)	$6,787	$5,871	$5,099	16%	15%
Increases (decreases) in variable annuity account values:
Net flows (1)	90	(396)	7	123%	NM
Change in market value (1)	7,648	(2,296)	6,087	NM	NM
Transfers to the variable portion of variable annuity products from the fixed portion of variable annuity products	2,752	2,844	3,396	-3%	-16%
Variable annuity account values (1)	75,501	65,010	64,858	16%	0%
Average daily variable annuity account values (1)	70,901	66,007	58,188	7%	13%
Average daily S&P 500	1,378.90	1,268.03	1,138.78	9%	11%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$940	$975	$1,002	-4%	-3%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	12	27	23	-56%	17%
Alternative investments (2)	-	1	1	-100%	0%
Surplus investments (3)	130	103	93	26%	11%
Total net investment income	$1,082	$1,106	$1,119	-2%	-1%

Interest Credited
Amount provided to contract holders	$640	$697	$738	-8%	-6%
DSI deferrals	(37)	(39)	(65)	5%	40%
Interest credited before DSI amortization	603	658	673	-8%	-2%
DSI amortization:
Unlocking	(14)	2	3	NM	-33%
Amortization, excluding unlocking	44	38	50	16%	-24%
Total interest credited	$633	$698	$726	-9%	-4%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2012	2011	2010	2012	2011
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	4.83%	5.13%	5.50%	(30)	(37)
Commercial mortgage loan prepayment and bond make-whole premiums	0.06%	0.14%	0.13%	(8)	1
Alternative investments	0.00%	0.00%	0.01%	-	(1)
Net investment income yield on reserves	4.89%	5.27%	5.64%	(38)	(37)
Interest rate credited to contract holders	2.98%	3.33%	3.52%	(35)	(19)
Interest rate spread	1.91%	1.94%	2.12%	(3)	(18)

	As of or For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Other Information
Fixed annuity deposits (1)	$4,777	$4,779	$5,568	0%	-14%
Increases (decreases) in fixed annuity account values:
Net flows (1)	2,361	2,587	3,548	-9%	-27%
Transfers from the fixed portion of variable annuity products to the variable portion of variable annuity products	(2,752)	(2,844)	(3,396)	3%	16%
Reinvested interest credited (1)	770	691	798	11%	-13%
Fixed annuity account values (1)	21,013	20,524	19,990	2%	3%
Average fixed account values (1)	20,737	20,235	19,508	2%	4%
Average invested assets on reserves	19,520	19,071	18,248	2%	5%

(1)	Includes the fixed portion of variable.

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts.  Changes in commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Benefits
Unlocking	$73	$43	$(3)	70%	NM
Net death and other benefits, excluding unlocking	208	169	177	23%	-5%
Total benefits	$281	$212	$174	33%	22%

Benefits for this segment include changes in reserves of immediate annuity account values driven by premiums, changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011

Commissions and Other Expenses
Commissions:
Deferrable	$528	$462	$472	14%	-2%
Non-deferrable	305	263	225	16%	17%
General and administrative expenses	407	362	337	12%	7%
Inter-segment reimbursement associated with reserve financing and LOC expenses (1)	-	(1)	(1)	100%	0%
Taxes, licenses and fees	29	21	20	38%	5%
Total expenses incurred, excluding broker-dealer	1,269	1,107	1,053	15%	5%
DAC deferrals	(593)	(527)	(542)	-13%	3%
Total pre-broker-dealer expenses incurred, excluding amortization, net of interest	676	580	511	17%	14%
DAC and VOBA amortization, net of interest:
Unlocking	(57)	(11)	(26)	NM	58%
Amortization, net of interest, excluding unlocking	378	362	386	4%	-6%
Broker-dealer expenses incurred	348	353	320	-1%	10%
Total commissions and other expenses	$1,345	$1,284	$1,191	5%	8%

DAC Deferrals
As a percentage of sales/deposits	5.1%	4.9%	5.1%

(1)
Represents reimbursements to Annuities from the Life Insurance segment for reserve financing, net of expenses incurred by Annuities for its use of letters of credit (“LOCs”).  The inter-segment amounts are not reported on our Consolidated Statements of Comprehensive Income (Loss).

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

RESULTS OF RETIREMENT PLAN SERVICES

Income (Loss) from Operations

Details underlying the results for Retirement Plan Services (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Operating Revenues
Insurance fees	$212	$210	$201	1%	4%
Net investment income	799	792	769	1%	3%
Other revenues and fees (1)	13	15	18	-13%	-17%
Total operating revenues	1,024	1,017	988	1%	3%
Operating Expenses
Interest credited	451	437	440	3%	-1%
Benefits	-	2	2	-100%	0%
Commissions and other expenses	405	352	337	15%	4%
Total operating expenses	856	791	779	8%	2%
Income (loss) from operations before taxes	168	226	209	-26%	8%
Federal income tax expense (benefit)	38	63	58	-40%	9%
Income (loss) from operations	$130	$163	$151	-20%	8%

(1)	Consists primarily of mutual fund account program fees for mid to large employers.

Comparison of 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Higher commissions and other expenses driven by strategic investments in technology platforms and distribution expansion efforts; and
•	Lower net investment income, net of interest credited, driven by:
▪	Lower prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information); and
▪	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by actions implemented to reduce interest crediting rates;
partially offset by:
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values); and
▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information).

The decrease in income from operations was partially offset by more favorable tax items recorded in 2012 than in 2011.

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•	Higher net investment income and relatively flat interest credited driven by:
▪	Higher average fixed account values (see the “Other Information” table within “Net Investment Income and Interest Credited” below for drivers of changes in our account values);
▪	Higher prepayment and bond make-whole premiums (see “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for more information); and
▪	Actions implemented to reduce interest crediting rates;
partially offset by:
▪	New money rates averaging below our portfolio yields; and

•
Higher insurance fees driven by higher average daily variable account values (see the “Account Value Information” table within “Insurance Fees” below for drivers of changes in our account values), partially offset by an overall shift in business mix toward products with lower expense assessment rates.

The increase in income from operations was partially offset by higher commissions and other expenses attributable to the following:

•	Strategic investments in technology platforms and distribution expansion efforts; and
•	Higher account values driving higher trail commissions;
partially offset by:
•	A lower amortization rate during 2011 due primarily to no VOBA amortization as our VOBA balance became fully amortized during the fourth quarter of 2010; and
•	The effect of unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information).

Additional Information

We expect to continue making strategic investments during 2013 to improve our infrastructure and expand distribution that will result in higher expenses.

Net flows in this business fluctuate based on the timing of larger plans implementing on our platform and terminating over the course of the year, and we expect this trend will continue during 2013.

New deposits are an important component of net flows and key to our efforts to grow our business.  Although deposits do not significantly affect current period income from operations, they are an important indicator of future profitability.  The other component of net flows relates to the retention of the business.  An important measure of retention is the lapse rate, which compares the amount of withdrawals to the average account values.  The overall lapse rate for our annuity and mutual fund products was 13%, 13% and 15% for 2012, 2011 and 2010, respectively.

Our lapse rate is negatively affected by the continued net outflows from our oldest blocks of annuities business (as presented on our Account Value Roll Forward table below as “Total Multi-Fund® and Other Variable Annuities”), which are also our higher margin product lines in this segment, due to the fact that they are mature blocks with much of the account values out of their surrender charge period.  The proportion of these products to our total account values was 36%, 40% and 42% for 2012, 2011 and 2010, respectively.  Due to this expected overall shift in business mix toward products with lower returns, a significant increase in new deposit production continues to be necessary to maintain earnings at current levels.

Our fixed annuity business includes products with discretionary and index-based crediting rates that are reset on a quarterly basis.  Our ability to retain quarterly reset annuities will be subject to current competitive conditions at the time interest rates for these products reset.  We expect to manage the effects of spreads on near-term income from operations through portfolio management and, to a lesser extent, crediting rate actions, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above, during the third quarter of 2012, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.

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

Insurance Fees

Details underlying insurance fees, account values and net flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Insurance Fees
Annuity expense assessments	$177	$178	$172	-1%	3%
Mutual fund fees	33	30	26	10%	15%
Total expense assessments	210	208	198	1%	5%
Surrender charges	2	2	3	0%	-33%
Total insurance fees	$212	$210	$201	1%	4%

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Account Value Roll Forward – By Product
Total Micro – Small Segment:
Balance as of beginning-of-year	$6,167	$6,396	$5,863	-4%	9%
Gross deposits	1,729	1,307	1,242	32%	5%
Withdrawals and deaths	(1,515)	(1,402)	(1,377)	-8%	-2%
Net flows	214	(95)	(135)	NM	30%
Transfers between fixed and variable accounts	(38)	5	4	NM	25%
Investment increase and change in market value	658	(139)	664	NM	NM
Balance as of end-of-year	$7,001	$6,167	$6,396	14%	-4%

Total Mid – Large Segment:
Balance as of beginning-of-year	$17,435	$16,207	$13,653	8%	19%
Gross deposits	3,974	3,557	3,308	12%	8%
Withdrawals and deaths	(2,331)	(2,095)	(2,558)	-11%	18%
Net flows	1,643	1,462	750	12%	95%
Transfers between fixed and variable accounts	(37)	(68)	16	46%	NM
Other (1)	-	-	186	NM	-100%
Investment increase and change in market value	2,009	(166)	1,602	NM	NM
Balance as of end-of-year	$21,050	$17,435	$16,207	21%	8%

Total Multi-Fund® and Other Variable Annuities:
Balance as of beginning-of-year	$15,531	$16,221	$15,786	-4%	3%
Gross deposits	678	702	751	-3%	-7%
Withdrawals and deaths	(1,548)	(1,565)	(1,657)	1%	6%
Net flows	(870)	(863)	(906)	-1%	5%
Investment increase and change in market value	1,219	173	1,341	NM	-87%
Balance as of end-of-year	$15,880	$15,531	$16,221	2%	-4%

Total Annuities and Mutual Funds:
Balance as of beginning-of-year	$39,133	$38,824	$35,302	1%	10%
Gross deposits	6,381	5,566	5,301	15%	5%
Withdrawals and deaths	(5,394)	(5,062)	(5,592)	-7%	9%
Net flows	987	504	(291)	96%	273%
Transfers between fixed and variable accounts	(75)	(63)	20	-19%	NM
Other (1)	-	-	186	NM	-100%
Investment increase and change in market value	3,886	(132)	3,607	NM	NM
Balance as of end-of-year (2)	$43,931	$39,133	$38,824	12%	1%

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

	As of or For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Account Value Information
Variable annuity deposits (1)	$1,565	$1,615	$1,614	-3%	0%
Increases (decreases) in variable annuity account values:
Net flows (1)	(475)	(497)	(544)	4%	9%
Change in market value (1)	1,556	(280)	1,687	NM	NM
Transfers from the variable portion of variable annuity products to the fixed portion of variable annuity products	(483)	(283)	(169)	-71%	-67%
Variable annuity account values (1)	13,466	12,867	13,927	5%	-8%
Average daily variable annuity account values (1)	13,514	13,611	12,930	-1%	5%
Average daily S&P 500	1,378.90	1,268.03	1,138.78	9%	11%

(1)	Excludes the fixed portion of variable.

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

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$731	$718	$705	2%	2%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	5	21	9	-76%	133%
Alternative investments (2)	1	1	3	0%	-67%
Surplus investments (3)	62	52	52	19%	0%
Total net investment income	$799	$792	$769	1%	3%

Interest Credited	$451	$437	$440	3%	-1%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2012	2011	2010	2012	2011
Interest Rate Spread
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.21%	5.53%	5.70%	(32)	(17)
Commercial mortgage loan prepayment and bond make-whole premiums	0.04%	0.16%	0.08%	(12)	8
Alternative investments	0.01%	0.01%	0.02%	-	(1)
Net investment income yield on reserves	5.26%	5.70%	5.80%	(44)	(10)
Interest rate credited to contract holders	3.20%	3.32%	3.49%	(12)	(17)
Interest rate spread	2.06%	2.38%	2.31%	(32)	7

	As of or For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Other Information
Fixed annuity deposits (1)	$1,768	$1,436	$1,332	23%	8%
Increases (decreases) in fixed annuity account values:
Net flows (1)	(24)	(106)	(347)	77%	69%
Transfers to the fixed portion of variable annuity products from the variable portion of variable annuity products	483	283	169	71%	67%
Reinvested interest credited (1)	453	438	440	3%	0%
Fixed annuity account values (1)	14,718	13,630	12,779	8%	7%
Average fixed account values (1)	14,055	13,168	12,580	7%	5%
Average invested assets on reserves	14,003	12,988	12,360	8%	5%

(1)	Includes the fixed portion of variable.

A portion of our investment income earned is credited to the contract holders of our fixed annuity products, including the fixed portion of variable annuity contracts.  We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line, including the fixed portion of variable annuity contracts, and what we credit to our fixed annuity contract holders’ accounts, including the fixed portion of variable annuity contracts.  Commercial mortgage loan prepayments and bond make-whole premiums, investment income on alternative investments and surplus investment income can vary significantly from period to period due to a number of factors and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Benefits for this segment include changes in benefit reserves and our expected costs associated with purchases of derivatives used to hedge our benefit ratio unlocking.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Commissions and Other Expenses
Commissions:
Deferrable	$19	$19	$24	0%	-21%
Non-deferrable	52	48	41	8%	17%
General and administrative expenses	314	274	242	15%	13%
Taxes, licenses and fees	16	13	13	23%	0%
Total expenses incurred	401	354	320	13%	11%
DAC deferrals	(38)	(35)	(37)	-9%	5%
Total expenses recognized before amortization	363	319	283	14%	13%
DAC and VOBA amortization, net of interest:
Unlocking	4	2	(5)
Amortization, net of interest, excluding unlocking	38	31	59	23%	-47%
Total commissions and other expenses	$405	$352	$337	15%	4%

DAC Deferrals
As a percentage of annuity sales/deposits	1.1%	1.1%	1.3%

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

RESULTS OF LIFE INSURANCE

Income (Loss) from Operations

Details underlying the results for Life Insurance (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Operating Revenues
Insurance premiums	$441	$441	$439	0%	0%
Insurance fees	2,188	1,979	1,934	11%	2%
Net investment income	2,396	2,294	2,186	4%	5%
Other revenues and fees	28	26	31	8%	-16%
Total operating revenues	5,053	4,740	4,590	7%	3%
Operating Expenses
Interest credited	1,261	1,235	1,199	2%	3%
Benefits	1,721	1,669	1,734	3%	-4%
Commissions and other expenses	1,233	1,001	982	23%	2%
Total operating expenses	4,215	3,905	3,915	8%	0%
Income (loss) from operations before taxes	838	835	675	0%	24%
Federal income tax expense (benefit)	264	276	222	-4%	24%
Income (loss) from operations	$574	$559	$453	3%	23%

Comparison of 2012 to 2011

Income from operations for this segment increased due primarily to the following:

•	Higher insurance fees due to the effect of unlocking and growth in business in force; and
•	Higher net investment income, net of interest credited, driven by:
▪	Growth in business in force; and
▪	More favorable investment income on alternative investments within our surplus portfolio (see “Consolidated Investments – Alternative Investments” below for more information);
partially offset by:
▪	Spread compression due to new money rates averaging below our current portfolio yields, partially offset by lower interest crediting rates.

The increase in income from operations was partially offset by the following:

•	Higher commissions and other expenses attributable to the effect of unlocking and other reserve changes; and
•	Higher benefits due to higher death claims, partially offset by the effect of unlocking.

Comparison of 2011 to 2010

Income from operations for this segment increased due primarily to the following:

•
Higher net investment income, net of interest credited, attributable to growth in business in force and actions implemented to reduce interest crediting rates, partially offset by new money rates averaging below our portfolio yields;

•	Lower benefits due to the effect of unlocking, partially offset by higher death claims, model refinements and continued growth in our secondary guarantee life insurance business; and
•	Higher insurance fees due to growth in insurance in force, partially offset by the effect of unlocking.

The increase in income from operations was partially offset by an increase in commissions and other expenses attributable to:

•
Higher pricing of reserve financing transactions supporting our secondary guarantee UL and term business in reaction to the unfavorable market conditions experienced during the recession and our continued efforts to reduce the strain of these statutory reserves (see “Strategies to Address Statutory Reserve Strain” below for more information); and

•	The effect of the inter-company reinsurance agreement effective December 31, 2010;
partially offset by:
•	The effect of unlocking.

See “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information about unlocking.

Strategies to Address Statutory Reserve Strain

Our insurance subsidiaries have statutory surplus and RBC levels above current regulatory required levels.  Term products and UL products containing secondary guarantees require reserves calculated pursuant to the Valuation of Life Insurance Policies Model Regulation (“XXX”) and Actuarial Guideline 38 (“AG38”), respectively.  On September 12, 2012, the National Association of Insurance Commissioners (“NAIC”) adopted revisions to AG38.  Effective as of December 31, 2012, reserves on in-force business written between July 1, 2005, and December 31, 2012, will be subject to a new minimum floor calculation.  This floor calculation is based on assumptions that are generally consistent with the principles-based reserving framework developed by the NAIC.  While there are certain judgmental interpretive issues with the floor calculation, at this point, we do not expect the AG38 revisions to have a material impact on our total in-force reserves.  Reserves on new business written after December 31, 2012, will be calculated using a modified formulaic approach that will generally result in higher reserves.  The calculated reserve levels still exceeded the expected economic levels of benefits that will arise under these products; therefore, our surplus was reduced to hold these higher reserve levels.  Our insurance subsidiaries are employing strategies to reduce the surplus strain of holding the higher statutory reserves associated with term products and UL products containing secondary guarantees.  As noted below, we have been successful in executing reinsurance solutions to release surplus to Other Operations.  We will continue to manage our present reinsurance solutions and enter into new solutions to minimize the strain on our surplus.

Included in the LOCs issued as of December 31, 2012, and reported in the credit facilities table in Note 12, was approximately $2.6 billion of long-dated LOCs issued to support inter-company reinsurance arrangements, of which approximately $75 million, which will expire in 2015, and $1.7 billion, which will expire in 2031, were issued for UL products containing secondary guarantees.  Approximately $855 million of such LOCs were issued for term business that will expire in 2023.  We have also used the proceeds from senior note issuances of approximately $875 million to execute long-term structured solutions supporting UL products containing secondary guarantees.  LOCs and related capital market alternatives lower the capital effect of term and UL products containing secondary guarantees.  An inability to obtain the necessary LOC capacity or other capital market alternatives could affect our returns on our in-force UL products containing secondary guarantees.  However, we believe that our insurance subsidiaries have sufficient capital to support the increase in statutory reserves, based on our current reserve projections, if such structures are not available.  See “Part I – Item 1A. Risk Factors – Legislative, Regulatory and Tax – Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline 38 may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations” for further information on XXX and AG38 reserves.  See the table in “Commissions and Other Expenses” below for the presentation of our expenses associated with reserve financing.

Additional Information

We expect to manage the effects of spreads on near-term income from operations through portfolio management, which assumes no significant changes in net flows into or out of our fixed accounts or other changes that may cause interest rate spreads to differ from our expectations.  As mentioned in “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” above, during the third quarters of 2012 and 2010, we lowered our new money investment yield assumption to reflect the then current new money rates and to approximate the forward curve for interest rates relevant at such time.

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

Sales are not recorded as a component of revenues (other than for traditional products) and do not have a significant effect on current quarter income from operations but are indicators of future profitability.  Generally, we have higher sales during the second half of the year with the fourth quarter being our strongest.  However, we face conditions in the marketplace as discussed in “Introduction – Executive Summary – Current Market Conditions” above that may challenge our sales volume in 2013.  For example, we are implementing pricing changes to our products that reflect the current low interest rate environment that we believe will lower our sales volumes and could potentially reduce our market share until competitive conditions change.

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

Insurance Fees

Details underlying insurance fees, sales, net flows, account values and in-force face amount (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Insurance Fees
Mortality assessments	$1,321	$1,312	$1,287	1%	2%
Expense assessments	834	935	844	-11%	11%
Surrender charges	86	96	100	-10%	-4%
DFEL:
Deferrals	(325)	(483)	(472)	33%	-2%
Amortization, net of interest:
Unlocking	75	(37)	-	NM	NM
Amortization, net of interest, excluding unlocking	197	156	175	26%	-11%
Total insurance fees	$2,188	$1,979	$1,934	11%	2%

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Sales by Product
UL:
Excluding MoneyGuard®	$188	$317	$353	-41%	-10%
MoneyGuard®	169	186	108	-9%	72%
Total UL	357	503	461	-29%	9%
VUL	61	50	43	22%	16%
COLI and BOLI	109	92	63	18%	46%
Term	61	55	70	11%	-21%
Total sales	$588	$700	$637	-16%	10%

Net Flows
Deposits	$4,949	$5,393	$4,934	-8%	9%
Withdrawals and deaths	(1,660)	(1,731)	(1,877)	4%	8%
Net flows	$3,289	$3,662	$3,057	-10%	20%

Contract holder assessments	$3,284	$3,285	$3,119	0%	5%

	As of December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Account Values
UL	$29,329	$28,052	$26,199	5%	7%
VUL	5,731	4,929	5,108	16%	-4%
Interest-sensitive whole life	2,265	2,297	2,278	-1%	1%
Total account values	$37,325	$35,278	$33,585	6%	5%

In-Force Face Amount
UL and other	$311,235	$307,900	$297,837	1%	3%
Term insurance	279,322	271,931	265,154	3%	3%
Total in-force face amount	$590,557	$579,831	$562,991	2%	3%

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

•	Term – 100% of annualized first year premiums.

UL products with secondary guarantees represented approximately 23%, 40% and 49% of sales for 2012, 2011 and 2010, respectively.  Changes in the marketplace and continuing efforts to increase sales of higher return products are resulting in a shift in our business mix to products like VUL, indexed UL and term that are not primarily focused upon secondary guarantees.  Actuarial Guideline 37, or Variable Life Reserves for Guaranteed Minimum Death Benefits, and AG38 impose additional statutory reserve requirements for these products.

Net Investment Income and Interest Credited

Details underlying net investment income, interest credited (in millions) and our interest rate spread were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Net Investment Income
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	$2,178	$2,092	$2,000	4%	5%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	27	23	30	17%	-23%
Alternative investments (2)	55	62	49	-11%	27%
Surplus investments (3)	136	117	107	16%	9%
Total net investment income	$2,396	$2,294	$2,186	4%	5%

Interest Credited	$1,261	$1,235	$1,199	2%	3%

(1)	See “Consolidated Investments – Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Consolidated Investments – Alternative Investments” below for additional information.
(3)
Represents net investment income on the required statutory surplus for this segment and includes the effect of investment income on alternative investments for such assets that are held in the portfolios supporting statutory surplus versus the portfolios supporting product liabilities.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2012	2011	2010	2012	2011
Interest Rate Yields and Spread
Attributable to interest-sensitive products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.68%	5.79%	5.87%	(11)	(8)
Commercial mortgage loan prepayment and bond make-whole premiums	0.06%	0.07%	0.09%	(1)	(2)
Alternative investments	0.16%	0.19%	0.17%	(3)	2
Net investment income yield on reserves	5.90%	6.05%	6.13%	(15)	(8)
Interest rate credited to contract holders	3.96%	4.08%	4.16%	(12)	(8)
Interest rate spread	1.94%	1.97%	1.97%	(3)	-

Attributable to traditional products:
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.68%	5.90%	6.12%	(22)	(22)
Commercial mortgage loan prepayment and bond make-whole premiums	0.13%	0.03%	0.07%	10	(4)
Alternative investments	0.01%	0.01%	0.02%	-	(1)
Net investment income yield on reserves	5.82%	5.94%	6.21%	(12)	(27)

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Averages
Attributable to interest-sensitive products:
Invested assets on reserves	$34,050	$31,752	$29,391	7%	8%
Account values - universal and whole life	31,578	30,066	28,465	5%	6%

Attributable to traditional products:
Invested assets on reserves	4,344	4,297	4,465	1%	-4%

A portion of the investment income earned for this segment is credited to contract holder accounts.  Invested assets will typically grow at a faster rate than account values because of the AG38 reserve requirements, which cause statutory reserves to grow at a faster rate than account values.  Invested assets are based upon the statutory reserve liabilities and are therefore affected by various reserve adjustments, including financing transactions providing relief from AG38 reserve requirements, which leads to a transfer of invested assets from this segment to Other Operations for use in other corporate purposes.  We expect to earn a spread between what we earn on the underlying general account investments and what we credit to our contract holders’ accounts.  We use our investment income to offset the earnings effect of the associated build of our policy reserves for traditional products.  Commercial mortgage loan prepayments and bond make-whole premiums and investment income on alternative investments can vary significantly from period to period due to a number of factors, and, therefore, may contribute to investment income results that are not indicative of the underlying trends.

Benefits

Details underlying benefits (dollars in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Benefits
Death claims direct and assumed	$2,976	$2,847	$2,538	5%	12%
Death claims ceded	(1,415)	(1,368)	(1,154)	-3%	-19%
Reserves released on death	(490)	(452)	(433)	-8%	-4%
Net death benefits	1,071	1,027	951	4%	8%

Change in secondary guarantee life insurance product reserves:
Unlocking	(145)	(142)	155	-2%	NM
Change in reserves, excluding unlocking	464	467	306	-1%	53%
Other benefits:
Unlocking	-	33	-	-100%	NM
Other benefits, excluding unlocking (1)	331	284	322	17%	-12%
Total benefits	$1,721	$1,669	$1,734	3%	-4%

Death claims per $1,000 of in-force	1.84	1.80	1.72	2%	5%

(1)	Includes primarily traditional product changes in reserves and dividends.

Benefits for this segment includes claims incurred during the period in excess of the associated reserves for its interest-sensitive and traditional products.  In addition, benefits includes the change in secondary guarantee life insurance product reserves.  The reserve for secondary guarantees is affected by changes in expected future trends of expense assessments causing unlocking adjustments to this liability similar to DAC, VOBA and DFEL.  See “Future Contract Benefits and Other Contract Holder Funds” in Note 1 for additional information.

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Commissions and Other Expenses
Commissions	$532	$678	$664	-22%	2%
General and administrative expenses	483	474	451	2%	5%
Expenses associated with reserve financing	67	57	37	18%	54%
Taxes, licenses and fees	133	145	129	-8%	12%
Total expenses incurred	1,215	1,354	1,281	-10%	6%
DAC and VOBA deferrals	(600)	(780)	(754)	23%	-3%
Total expenses recognized before amortization	615	574	527	7%	9%
DAC and VOBA amortization, net of interest:
Unlocking	147	(34)	(14)
Amortization, net of interest, excluding unlocking	467	457	465	2%	-2%
Other intangible amortization	4	4	4	0%	0%
Total commissions and other expenses	$1,233	$1,001	$982	23%	2%

DAC and VOBA Deferrals
As a percentage of sales	102.0%	111.4%	118.4%

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

RESULTS OF GROUP PROTECTION

Income (Loss) from Operations

Details underlying the results for Group Protection (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Operating Revenues
Insurance premiums	$1,919	$1,778	$1,682	8%	6%
Net investment income	162	152	141	7%	8%
Other revenues and fees	10	8	8	25%	0%
Total operating revenues	2,091	1,938	1,831	8%	6%
Operating Expenses
Interest credited	3	3	3	0%	0%
Benefits	1,444	1,314	1,296	10%	1%
Commissions and other expenses	533	472	428	13%	10%
Total operating expenses	1,980	1,789	1,727	11%	4%
Income (loss) from operations before taxes	111	149	104	-26%	43%
Federal income tax expense (benefit)	39	52	36	-25%	44%
Income (loss) from operations	$72	$97	$68	-26%	43%

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Income (Loss) from Operations by Product Line
Life	$29	$32	$35	-9%	-9%
Disability	37	62	32	-40%	94%
Dental	1	(2)	(4)	150%	50%
Total non-medical	67	92	63	-27%	46%
Medical	5	5	5	0%	0%
Income (loss) from operations	$72	$97	$68	-26%	43%

Comparison of 2012 to 2011

Income from operations for this segment decreased due primarily to the following:

•	Unfavorable total non-medical loss ratio experience; and
•	Higher commissions and other expenses attributable to strategic investments in sales and distribution processes and technology platforms as well as an increase in business.

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

The increase in income from operations was partially offset by higher commissions and other expenses attributable to an increase in business and strategic investments in sales and distribution processes and technology platforms.

Additional Information

Management compares trends in actual loss ratios to pricing expectations because group-underwriting risks change over time.  We expect normal fluctuations in our composite non-medical loss ratios of this segment, as claims experience is inherently uncertain.  During 2012, our total non-medical loss ratio of 74.5% was above our long-term expectation of 71% to 74% due primarily to unfavorable long-term disability claims severity and, to a lesser extent, adverse mortality experience.  Non-medical loss ratios in general are likely to remain at the middle to high end of our long-term expectation of 71% to 74% into 2013.  For every one percent increase in the loss ratio above our expectation, we would expect an approximate annual $10 million to $12 million decrease to income from operations.

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

Insurance Premiums

Details underlying insurance premiums (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Insurance Premiums by Product Line
Life	$770	$693	$639	11%	8%
Disability	821	757	727	8%	4%
Dental	193	183	167	5%	10%
Total non-medical	1,784	1,633	1,533	9%	7%
Medical	135	145	149	-7%	-3%
Total insurance premiums	$1,919	$1,778	$1,682	8%	6%

Sales	$458	$395	$353	16%	12%
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

Benefits and Interest Credited

Details underlying benefits and interest credited (in millions) and loss ratios by product line were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Benefits and Interest Credited by Product Line
Life	$582	$518	$484	12%	7%
Disability	604	529	548	14%	-3%
Dental	143	143	136	0%	5%
Total non-medical	1,329	1,190	1,168	12%	2%
Medical	118	127	131	-7%	-3%
Total benefits and interest credited	$1,447	$1,317	$1,299	10%	1%

Loss Ratios by Product Line
Life	75.5%	74.8%	75.8%
Disability	73.6%	69.9%	75.4%
Dental	74.5%	77.9%	81.5%
Total non-medical	74.5%	72.9%	76.2%
Medical	87.8%	87.9%	87.6%

Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Commissions and Other Expenses
Commissions	$223	$201	$190	11%	6%
General and administrative expenses	288	244	209	18%	17%
Taxes, licenses and fees	49	41	39	20%	5%
Total expenses incurred	560	486	438	15%	11%
DAC deferrals	(75)	(53)	(50)	-42%	-6%
Total expenses recognized before amortization	485	433	388	12%	12%
DAC and VOBA amortization, net of interest	48	39	40	23%	-3%
Total commissions and other expenses	$533	$472	$428	13%	10%

DAC Deferrals
As a percentage of insurance premiums	3.9%	3.0%	3.0%

Commissions and other costs that result directly from and are essential to the successful acquisition of new or renewal business are deferred to the extent recoverable and are amortized in relation to the revenue progression of the related contracts.  Certain broker commissions that vary with and are related to paid premiums are expensed as incurred.  The level of expenses is an important driver of profitability for this segment as group insurance contracts are offered within an environment that competes on the basis of price and service.

RESULTS OF OTHER OPERATIONS

Income (Loss) from Operations

Details underlying the results for Other Operations (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Operating Revenues
Insurance premiums	$4	$1	$2	300%	-50%
Net investment income	259	308	326	-16%	-6%
Amortization of deferred gain on business sold through reinsurance	72	72	72	0%	0%
Media revenues (net)	81	77	75	5%	3%
Other revenues and fees	7	3	12	133%	-75%
Total operating revenues	423	461	487	-8%	-5%
Operating Expenses
Interest credited	122	114	120	7%	-5%
Benefits	138	126	139	10%	-9%
Media expenses	66	69	59	-4%	17%
Other expenses	93	90	176	3%	-49%
Interest and debt expense	268	285	286	-6%	0%
Total operating expenses	687	684	780	0%	-12%
Income (loss) from operations before taxes	(264)	(223)	(293)	-18%	24%
Federal income tax expense (benefit)	(177)	(77)	(105)	NM	27%
Income (loss) from operations	$(87)	$(146)	$(188)	40%	22%

Comparison of 2012 to 2011

Loss from operations for Other Operations decreased due primarily to favorable tax adjustments during 2012 related to the release of reserves associated with prior tax years that were closed in the third quarter.

The increase in income from operations was partially offset by lower net investment income, net of interest credited, attributable to the following:

•	New money rates averaging below our current portfolio yields; and
•
Repurchases of common stock, net cash used in operating activities due to interest payments and invested asset transfers to other segments for other-than-temporary impairment (“OTTI”) resulting in lower average invested assets.

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

The decrease in loss from operations was partially offset by lower net investment income, net of interest credited, attributable to the following:

•
Repurchases of common stock, net cash used in operating activities due to interest payments and transfers to other segments for OTTI, partially offset by distributable earnings received from our insurance segments, resulting in lower average invested assets; and

•	New money rates averaging below our portfolio yields.

Additional Information

Other Operations experienced elevated levels of expense during both 2012 and 2011 related primarily to restructuring charges and the state guaranty funds assessment associated with Executive Life Insurance Company of New York, respectively.

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

Benefits

Benefits are recognized when incurred for Institutional Pension products and disability income business.

Other Expenses

Details underlying other expenses (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Other Expenses
General and administrative expenses:
Legal	$-	$1	$77	-100%	-99%
Branding	28	29	27	-3%	7%
Non-brand marketing	-	4	11	-100%	-64%
Other (1)	46	38	59	21%	-36%
Total general and administrative expenses	74	72	174	3%	-59%
Merger-related expenses (2)	-	-	9	NM	-100%
Restructuring charges	20	-	(1)	NM	100%
Taxes, licenses and fees	10	27	(4)	-63%	NM
Inter-segment reimbursement associated with reserve financing and LOC expenses (3)	(11)	(9)	(2)	-22%	NM
Total other expenses	$93	$90	$176	3%	-49%

(1)
Includes expenses that are corporate in nature including charitable contributions, amortization of media intangible assets with a definite life and other expenses not allocated to our business segments.

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

REALIZED GAIN (LOSS) AND BENEFIT RATIO UNLOCKING

Details underlying realized gain (loss), after-DAC (1) and benefit ratio unlocking (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Components of Realized Gain (Loss), Pre-Tax
Total operating realized gain (loss)	$113	$94	$74	20%	27%
Total excluded realized gain (loss)	(39)	(388)	(143)	90%	NM
Total realized gain (loss), pre-tax	$74	$(294)	$(69)	125%	NM

Reconciliation of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Total excluded realized gain (loss)	$(25)	$(252)	$(93)	90%	NM
Benefit ratio unlocking	25	(15)	11	267%	NM
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$-	$(267)	$(82)	100%	NM

Components of Excluded Realized Gain (Loss) Net of Benefit Ratio Unlocking, After-Tax
Realized gain (loss) related to certain investments	$(124)	$(97)	$(117)	-28%	17%
Gain (loss) on the mark-to-market on certain instruments	87	(54)	49	261%	NM
Variable annuity net derivatives results:
Hedge program performance	13	(116)	(31)	111%	NM
Unlocking for GLB reserves hedged	84	(78)	21	208%	NM
GLB NPR component	(64)	78	(16)	NM	NM
Total variable annuity net derivatives results	33	(116)	(26)	128%	NM
Indexed annuity forward-starting option (2)	4	-	12	NM	-100%
Excluded realized gain (loss) net of benefit ratio unlocking, after-tax	$-	$(267)	$(82)	100%	NM

(1)	DAC refers to the associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds and funds withheld reinsurance assets and liabilities.
(2)	Includes favorable (unfavorable) unlocking of ($8) million, $0 million and $1 million, after-tax, for 2012, 2011 and 2010, respectively.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

For information on our counterparty exposure, see “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Comparison of 2012 to 2011

We had realized gains during 2012 as compared to losses during 2011 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking:

•	Gains on variable annuity net derivatives results during 2012 as compared to losses during 2011 attributable to:
▪	The effect of unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information); and
▪	Less volatile capital markets during 2012 resulting in more favorable hedge program performance;
partially offset by:
▪
Narrowing of our credit spreads during 2012 resulting in an unfavorable GLB NPR component (see “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined); and

•	Realized gains on the mark-to-market on certain instruments during 2012 as compared to realized losses during 2011 attributable to spreads narrowing on corporate credit default swaps.

Comparison of 2011 to 2010

We had higher realized losses in 2011 as compared to 2010 driven primarily by the following components of excluded realized gain (loss), which we have described net of benefit ratio unlocking:

•
Realized losses on the mark-to-market on certain instruments during 2011 as compared to realized gains during 2010 attributable to spreads widening on corporate credit default swaps, partially offset by declines in interest rates leading to an increase in the value of our trading securities; and

•	Higher losses on variable annuity net derivatives results attributable to:
▪	More volatile capital markets during 2011 resulting in less favorable hedge program performance; and
▪	The effect of unlocking (see “Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Unlocking” for more information);
partially offset by:
▪	Widening of our credit spreads during 2011 resulting in a favorable GLB NPR component (see “Variable Annuity Net Derivatives Results” below for a discussion of how our NPR adjustment is determined).

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

Our GWB, GIB and 4LATER® features have elements of both benefit reserves and embedded derivative reserves.  We calculate the value of the embedded derivative reserves and the benefit reserves based on the specific characteristics of each GLB feature.  For our GLBs that meet the definition of an embedded derivative under the Derivatives and Hedging Topic of the FASB ASC, we record them at fair value on our Consolidated Balance Sheets with changes in fair value recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  In bifurcating the embedded derivative, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relates to the GLB riders (the “attributed fees”).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract (the “net valuation premium”) plus a margin that a theoretical market participant would include for risk/profit (the “risk/profit margin”).

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

We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from changes in the GLB embedded derivative reserves.  The change in fair value of these derivative instruments is designed to generally offset the change in embedded derivative reserves.  Our variable annuity net derivatives results can be volatile especially when sudden and significant changes in equity markets and/or interest rates occur.  The variable annuity hedge program ended with assets of $1.9 billion, which were in excess of the estimated liability of $1.2 billion, as of December 31, 2012.  We do not attempt to hedge the change in the NPR component of the liability.  As of December 31, 2012, the net effect of the NPR resulted in a $66 million decrease in the liability for our GLB embedded derivative reserves.  The NPR factors affect the discount rate used in the calculation of the GLB embedded derivative reserve.  Our methodology for calculating the NPR component of the embedded derivative reserve utilizes an extrapolated 30-year NPR spread curve applied to a series of expected cash flows over the expected life of the embedded derivative.  Our cash flows consist of both expected fees to be received from contract holders and benefits to be paid, and these cash flows are different on a pre- and post- NPR basis.  We utilize a model based on our holding company’s credit default swap (“CDS”) spreads adjusted for items, such as the liquidity of our holding company CDS.  Because the guaranteed benefit liabilities are contained within our insurance subsidiaries, we apply items, such as the effect of our insurance subsidiaries’ claims-paying ratings compared to holding company credit risk and the over-collateralization of insurance liabilities, in order to determine factors that are representative of a theoretical market participant’s view of the NPR of the specific liability within our insurance subsidiaries.

Details underlying the NPR component and associated effect to our GLB embedded derivative reserves (dollars in millions) were as follows:

	As of	As of	As of	As of	As of
	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
10-year CDS spread	2.34%	2.40%	3.48%	2.40%	3.65%
NPR factor related to 10-year CDS spread	0.26%	0.29%	0.45%	0.25%	0.43%
Unadjusted embedded derivative liability	$975	$1,432	$2,126	$1,093	$2,418

Estimating what the absolute amount of the NPR effect will be period to period is difficult due to the utilization of all cash flows and the shape of the spread curve.  Currently, we estimate that if the NPR factors as of December 31, 2012, were to have been zero along all points on the spread curve, then the NPR offset to the unadjusted liability would have resulted in an unfavorable effect to net income of approximately $220 million, pre-DAC and pre-tax.  Alternatively, if the NPR factors were 20 basis points higher along all points on the spread curve as of December 31, 2012, then there would have been a favorable effect to net income of approximately $90 million, pre-DAC and pre-tax.  In the preceding two sentences, “DAC” refers to the associated amortization of DAC, VOBA, DSI and DFEL.  Changing market conditions could cause this relationship to deviate significantly in future periods.  Sensitivity within this range is primarily a result of volatility in our CDS spreads and the slope of the CDS spread term structure.

While the use of derivative instruments is an important strategy in managing the risks and earnings volatility that could result from changes in the GLB embedded derivative reserves, we also employ product strategies that directly reduce the company’s exposure to potential changes in these reserves.  Since their introduction, we have seen a significant increase in the election of the Protected Funds riders as a percentage of variable annuity deposits.  These riders reduce the variability of the GLB embedded derivative reserves through a mandatory allocation strategy between the Protected Strategies fund options and certain fixed income options.  As a result, the cost of hedging the guaranteed benefits is less for Protected Funds riders than it is for riders using a more traditional fund strategy.

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

CONSOLIDATED INVESTMENTS

Details underlying our consolidated investment balances (in millions) were as follows:

			Percentage of
			Total Investments
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Investments
AFS securities:
Fixed maturity	$82,036	$75,433	82.8%	81.0%
VIEs' fixed maturity	708	700	0.7%	0.8%
Total fixed maturity	82,744	76,133	83.5%	81.8%
Equity	157	139	0.1%	0.1%
Trading securities	2,554	2,675	2.6%	2.9%
Mortgage loans on real estate	7,029	6,942	7.1%	7.4%
Real estate	65	137	0.1%	0.1%
Policy loans	2,766	2,884	2.8%	3.1%
Derivative investments	2,652	3,151	2.7%	3.4%
Alternative investments	869	807	0.9%	0.9%
Other investments	229	262	0.2%	0.3%
Total investments	$99,065	$93,130	100.0%	100.0%

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

	As of December 31, 2012
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$9,216	$1,102	$77	$10,241	12.3%
Basic industry	3,910	459	14	4,355	5.3%
Capital goods	4,650	573	19	5,204	6.3%
Communications	3,695	550	12	4,233	5.1%
Consumer cyclical	3,817	481	30	4,268	5.2%
Consumer non-cyclical	9,250	1,474	3	10,721	13.0%
Energy	5,726	884	4	6,606	8.0%
Technology	2,172	227	7	2,392	2.9%
Transportation	1,540	194	1	1,733	2.1%
Industrial other	1,000	98	1	1,097	1.3%
Utilities	11,874	1,762	19	13,617	16.4%
Collateralized mortgage and other obligations ("CMOs"):
Agency backed	2,427	274	-	2,701	3.3%
Non-agency backed	1,199	42	63	1,178	1.4%
Mortgage pass through securities ("MPTS"):
Agency backed	2,136	155	-	2,291	2.8%
Non-agency backed	1	-	-	1	0.0%
Commercial mortgage-backed securities ("CMBS"):
Non-agency backed	970	68	35	1,003	1.2%
Asset-backed securities ("ABS"):
CDOs	161	2	2	161	0.2%
Commercial real estate ("CRE") CDOs	28	-	9	19	0.0%
Credit card	668	45	-	713	0.9%
Home equity	775	8	138	645	0.8%
Manufactured housing	70	6	-	76	0.1%
Auto loan	4	-	-	4	0.0%
Other	322	30	-	352	0.4%
Municipals:
Taxable	3,510	810	7	4,313	5.2%
Tax-exempt	36	4	-	40	0.0%
Government and government agencies:
United States	1,408	238	-	1,646	2.0%
Foreign	1,649	270	2	1,917	2.3%
Hybrid and redeemable preferred securities	1,181	106	70	1,217	1.5%
Total fixed maturity AFS securities	73,395	9,862	513	82,744	100.0%
Equity AFS Securities	137	22	2	157
Total AFS securities	73,532	9,884	515	82,901
Trading Securities (1)	2,127	439	12	2,554
Total AFS and trading securities	$75,659	$10,323	$527	$85,455

	As of December 31, 2011
		Gross Unrealized			%
	Amortized		Losses	Fair	Fair
	Cost	Gains	and OTTI	Value	Value
Fixed Maturity AFS Securities
Industry corporate bonds:
Financial services	$8,926	$607	$158	$9,375	12.3%
Basic industry	3,394	323	27	3,690	4.8%
Capital goods	3,933	455	9	4,379	5.8%
Communications	3,247	364	37	3,574	4.7%
Consumer cyclical	3,226	345	36	3,535	4.6%
Consumer non-cyclical	7,956	1,190	1	9,145	12.0%
Energy	5,026	690	6	5,710	7.5%
Technology	1,682	192	3	1,871	2.5%
Transportation	1,360	166	1	1,525	2.0%
Industrial other	755	74	3	826	1.1%
Utilities	10,644	1,457	27	12,074	15.8%
CMOs:
Agency backed	3,226	357	-	3,583	4.7%
Non-agency backed	1,481	12	199	1,294	1.7%
MPTS:
Agency backed	2,982	179	-	3,161	4.2%
Non-agency backed	1	-	-	1	0.0%
CMBS:
Non-agency backed	1,642	73	115	1,600	2.1%
ABS:
CDOs	88	-	6	82	0.1%
CRE CDOs	33	-	13	20	0.0%
Credit card	790	47	-	837	1.1%
Home equity	905	3	271	637	0.8%
Manufactured housing	85	5	1	89	0.1%
Auto loan	52	1	-	53	0.1%
Other	246	29	1	274	0.4%
Municipals:
Taxable	3,452	565	9	4,008	5.3%
Tax-exempt	38	1	-	39	0.1%
Government and government agencies:
United States	1,468	232	-	1,700	2.2%
Foreign	1,746	152	4	1,894	2.5%
Hybrid and redeemable preferred securities	1,277	50	170	1,157	1.5%
Total fixed maturity AFS securities	69,661	7,569	1,097	76,133	100.0%
Equity AFS Securities	135	16	12	139
Total AFS securities	69,796	7,585	1,109	76,272
Trading Securities (1)	2,301	408	34	2,675
Total AFS and trading securities	$72,097	$7,993	$1,143	$78,947

(1)
Certain of our trading securities support our modified coinsurance arrangements (“Modco”) and the investment results are passed directly to the reinsurers.  Refer to the “Trading Securities” section for further details.

AFS Securities

In accordance with the AFS accounting guidance, we reflect stockholders’ equity as if unrealized gains and losses were actually recognized, and consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses.  Such related balance sheet effects include adjustments to the balances of DAC, VOBA, DFEL, future contract benefits, other contract holder funds and deferred income taxes.  Adjustments to each of these balances are charged or credited to AOCI.  For instance, DAC is adjusted upon the recognition of unrealized gains or losses because the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business.  Deferred income tax balances are also adjusted because unrealized gains or losses do not affect actual taxes currently paid.

The quality of our AFS fixed maturity securities portfolio, as measured at estimated fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire fixed maturity AFS security portfolio (in millions) was as follows:

	Rating Agency	As of December 31, 2012			As of December 31, 2011
NAIC	Equivalent	Amortized	Fair	% of	Amortized	Fair	% of
Designation (1)	Designation (1)	Cost	Value	Total	Cost	Value	Total

Investment Grade Securities
1	Aaa / Aa / A	$41,477	$47,913	57.9%	$42,436	$47,490	62.4%
2	Baa	27,914	30,995	37.5%	23,323	25,237	33.1%
Total investment grade securities		69,391	78,908	95.4%	65,759	72,727	95.5%

Below Investment Grade Securities
3	Ba	2,425	2,468	2.9%	2,466	2,350	3.1%
4	B	1,171	1,070	1.3%	960	750	1.0%
5	Caa and lower	331	246	0.3%	318	218	0.3%
6	In or near default	77	52	0.1%	158	88	0.1%
Total below investment grade securities		4,004	3,836	4.6%	3,902	3,406	4.5%
Total fixed maturity AFS securities		$73,395	$82,744	100.0%	$69,661	$76,133	100.0%

Total securities below investment grade as a percentage of total fixed maturity AFS securities		5.5%	4.6%		5.6%	4.5%

(1)
Based upon the rating designations determined and provided by the NAIC or the major credit rating agencies (Fitch Ratings (“Fitch”), Moody’s Investors Service (“Moody’s”) and S&P).  For securities where the ratings assigned by the major credit agencies are not equivalent, the second highest rating assigned is used.  For those securities where ratings by the major credit rating agencies are not available, which does not represent a significant amount of our total fixed maturity AFS securities, we base the ratings disclosed upon internal ratings.

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

We have identified exposure to select countries in Europe that have experienced stress in the credit markets, notably Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia.  These countries were identified due to one or more types of economic stress including high debt to gross domestic product, high levels of unemployment, a weak banking system and political uncertainty.  The exposure was determined by country of domicile, provided that a meaningful portion of revenues is generated from the country of domicile.  As of December 31, 2012, we had direct sovereign exposure only to Italy with an amortized cost and fair value of $3 million.   We had no exposure to any issuers, sovereign or non-sovereign, located in Greece, Hungary, Cyprus, or Slovenia.  Our exposure to banks in Greece, Ireland, Italy, Portugal, Spain, Hungary, Cyprus and Slovenia is limited to two large Spanish banks where our investments are in subsidiaries located outside of Spain, with an amortized cost and fair value of $59 million.

For our total non-banking and non-sovereign AFS securities exposure to Ireland, Italy, Portugal and Spain, 53% of the amortized cost as of December 31, 2012, was related to large multinational companies domiciled in those countries.  The detailed breakout by country as of December 31, 2012, was as follows (in millions):

	Amortized	Fair
	Cost	Value
Spain	$341	$372
Ireland	211	209
Italy	139	156
Portugal	40	40
Total	$731	$777

We manage European and other investment risks through our internal investment department and outside asset managers.  The risk management is focused on monitoring spreads, pricing and monitoring of global economic developments.  We have incorporated these risks into our stress testing.

As of December 31, 2012 and 2011, 68.7% and 67.4%, respectively, of the total publicly traded and private securities in an unrealized loss status were rated as investment grade.  See Note 5 for maturity date information for our fixed maturity investment portfolio.  Our gross unrealized losses on AFS securities as of December 31, 2012, decreased $594 million.  As more fully described in Note 1, we regularly review our investment holdings for OTTI.  We believe the unrealized loss position as of December 31, 2012, does not represent OTTI as we do not intend to sell these debt securities, it is not more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, the estimated future cash flows are equal to or greater than the amortized cost basis of the debt securities, or we have the ability and intent to hold the equity securities for a period of time sufficient for recovery.  For further information on our unrealized losses on AFS securities see “Composition by Industry Categories of our Unrealized Losses on AFS Securities” below.

Selected information for certain AFS securities in a gross unrealized loss position (dollars in millions) as of December 31, 2012, was as follows:

		Gross	Estimated	Estimated
		Unrealized	Years	Average
		Losses	Until Call	Years
	Fair	and	or	Until	Subordination Level
	Value	OTTI	Maturity	Recovery	Current	Origination
CMBS	$179	$35	1 to 40	27	30.6%	14.1%
Hybrid and redeemable preferred securities	364	70	1 to 54	28	N/A	N/A

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

As reported on our Consolidated Balance Sheets, we had $103.3 billion of investments and cash, which exceeded the liabilities for our future obligations under insurance policies and contracts, net of amounts recoverable from reinsurers, which totaled $85.5 billion as of December 31, 2012.  If it were necessary to liquidate securities prior to maturity or call to meet cash flow needs, we would first look to those securities that are in an unrealized gain position, which had a fair value of $77.2 billion, excluding consolidated VIEs in the amount of $708 million, as of December 31, 2012, rather than selling securities in an unrealized loss position.  The amount of cash that we have on hand at any point of time takes into account our liquidity needs in the future, other sources of cash, such as the maturities of investments, interest and dividends we earn on our investments and the on-going cash flows from new and existing business.

See “AFS Securities – Evaluation for Recovery of Amortized Cost” in Note 1 and Note 5 for additional discussion.

As of December 31, 2012 and 2011, the estimated fair value for all private placement securities was $12.0 billion and $9.3 billion, respectively, representing 12% and 10%, respectively, of total invested assets.

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

Delinquency and loss rates on residential mortgages and home equity loans have been showing positive trends, and as long as the unemployment rate remains stable to improving, we expect these trends to continue.  We continue to expect to receive payments in accordance with contractual terms for a significant amount of our securities, largely due to the seniority of the claims on the collateral of the securities that we own.  The tranches of the securities will experience losses according to their seniority level with the least senior (or most junior), typically the unrated residual tranche, taking the first loss.  Our RMBS had a market value of $6.4 billion and an unrealized gain of $426 million, or 7%, as of December 31, 2012.

The market value of AFS securities and trading securities backed by subprime loans was $439 million and represented less than 1% of our total investment portfolio as of December 31, 2012.  AFS securities represented $425 million, or 97%, and trading securities represented $14 million, or 3%, of the subprime exposure as of December 31, 2012.  AFS securities and trading securities rated A or above represented 31% of the subprime investments and $239 million in market value of our subprime investments was backed by loans originating in 2005 and forward.  The table below summarizes our investments in AFS securities backed by pools of residential mortgages (in millions) as of December 31, 2012:

	Prime Agency		Prime/ Non-Agency		Alt-A		Subprime		Total

	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
RMBS	$4,991	$4,562	$756	$743	$424	$458	$-	$-	$6,171	$5,763
ABS home equity	4	4	-	-	217	242	424	529	645	775
Total by type (1)(2)	$4,995	$4,566	$756	$743	$641	$700	$424	$529	$6,816	$6,538

Rating
AAA	$4,948	$4,524	$1	$1	$4	$4	$24	$24	$4,977	$4,553
AA	32	29	18	18	9	10	32	33	91	90
A	15	13	47	44	29	28	72	74	163	159
BBB	-	-	65	63	45	46	37	38	147	147
BB and below	-	-	625	617	554	612	259	360	1,438	1,589
Total by rating (1)(2)(3)	$4,995	$4,566	$756	$743	$641	$700	$424	$529	$6,816	$6,538

Origination Year
2004 and prior	$941	$853	$155	$151	$207	$222	$189	$223	$1,492	$1,449
2005	668	595	130	139	220	231	169	213	1,187	1,178
2006	188	170	147	139	171	200	65	91	571	600
2007	948	854	324	314	43	47	-	-	1,315	1,215
2008	161	147	-	-	-	-	-	-	161	147
2009	826	764	-	-	-	-	1	2	827	766
2010	770	716	-	-	-	-	-	-	770	716
2011	373	350	-	-	-	-	-	-	373	350
2012	120	117	-	-	-	-	-	-	120	117
Total by origination year (1)(2)	$4,995	$4,566	$756	$743	$641	$700	$424	$529	$6,816	$6,538

Total AFS RMBS as a percentage of total AFS securities									8.2%	8.9%

Total prime/non-agency, Alt-A and subprime as a percentage of total AFS securities									2.2%	2.7%

(1)
Does not include the fair value of trading securities totaling $214 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $214 million in trading securities consisted of $190 million prime, $10 million Alt-A and $14 million subprime.

(2)
Does not include the amortized cost of trading securities totaling $200 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $200 million in trading securities consisted of $174 million prime, $11 million Alt-A and $15 million subprime.

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

The following summarizes our investments in AFS securities backed by pools of commercial mortgages (in millions) as of December 31, 2012:

	Multiple Property		Single Property		CRE CDOs		Total
	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized
	Value	Cost	Value	Cost	Value	Cost	Value	Cost
Type
CMBS	$958	$906	$45	$64	$-	$-	$1,003	$970
CRE CDOs	-	-	-	-	19	28	19	28
Total by type (1)(2)	$958	$906	$45	$64	$19	$28	$1,022	$998

Rating
AAA	$578	$529	$14	$12	$-	$-	$592	$541
AA	81	78	10	10	-	-	91	88
A	121	112	6	6	-	-	127	118
BBB	93	92	6	6	6	7	105	105
BB and below	85	95	9	30	13	21	107	146
Total by rating (1)(2)(3)	$958	$906	$45	$64	$19	$28	$1,022	$998

Origination Year
2004 and prior	$335	$328	$23	$22	$4	$3	$362	$353
2005	295	271	21	41	6	7	322	319
2006	138	131	1	1	9	18	148	150
2007	130	122	-	-	-	-	130	122
2010	60	54	-	-	-	-	60	54
Total by origination year (1)(2)	$958	$906	$45	$64	$19	$28	$1,022	$998

Total AFS securities backed by pools of commercial mortgages as a percentage of total AFS securities							1.2%	1.4%

(1)
Does not include the fair value of trading securities totaling $20 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $20 million in trading securities consisted of $17 million CMBS and $3 million CRE CDOs.

(2)
Does not include the amortized cost of trading securities totaling $21 million, which support our Modco reinsurance agreements because investment results for these agreements are passed directly to the reinsurers.  The $21 million in trading securities consisted of $18 million CMBS and $3 million CRE CDOs.

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

As of December 31, 2012, the amortized cost and fair value of our AFS exposure to Monoline insurers was $523 million and $525 million, respectively.

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

The composition by industry categories of all securities in unrealized loss status (in millions) as of December 31, 2012, was as follows:

						%
					Gross	Gross
		%		%	Unrealized	Unrealized
	Fair	Fair	Amortized	Amortized	Losses	Losses
	Value	Value	Cost	Cost	and OTTI	and OTTI
ABS	$610	12.3%	$759	13.9%	$149	28.9%
Banking	497	10.0%	622	11.3%	125	24.3%
CMOs	452	9.1%	515	9.4%	63	12.2%
CMBS	179	3.6%	214	3.9%	35	6.8%
Retailers	170	3.4%	190	3.5%	20	3.9%
Diversified Manufacturing	176	3.6%	191	3.5%	15	2.9%
Property and casualty insurers	50	1.0%	64	1.2%	14	2.7%
Media - non-cable	143	2.9%	154	2.8%	11	2.1%
Electric	443	8.9%	453	8.3%	10	1.9%
Industries with unrealized losses less than $10 million	2,240	45.2%	2,313	42.2%	73	14.3%
Total by industry	$4,960	100.0%	$5,475	100.0%	$515	100.0%

Total by industry as a percentage of total AFS securities	6.0%		7.4%		100.0%

As of December 31, 2012, the amortized cost and fair value of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status was $379 million and $244 million, respectively.

Mortgage Loans on Real Estate

The following tables summarize key information on mortgage loans on real estate (in millions):

	As of December 31, 2012		As of December 31, 2011
	Carrying		Carrying
	Value	%	Value	%
Credit Quality Indicator
Current	$7,009	99.7%	$6,854	98.7%
Delinquent and in foreclosure (1)	20	0.3%	88	1.3%
Total mortgage loans on real estate	$7,029	100.0%	$6,942	100.0%

(1)	As of December 31, 2012 and 2011, there were 6 and 16 mortgage loans on real estate that were delinquent and in foreclosure, respectively.

	As of December 31,
	2012	2011
By Segment
Annuities	$1,390	$1,341
Retirement Plan Services	1,243	1,080
Life Insurance	3,737	3,731
Group Protection	275	278
Other Operations	384	512
Total mortgage loans on real estate	$7,029	$6,942

As of
December 31,
2012
Allowance for Losses
Balance as of beginning-of-year	$31
Additions	14
Charge-offs, net of recoveries	(24)
Balance as of end-of-year	$21

	As of December 31, 2012			As of December 31, 2012
	Carrying			Carrying
	Value	%		Value	%
Property Type			State Exposure
Office building	$2,049	29.1%	CA	$1,608	22.8%
Industrial	1,708	24.3%	TX	633	9.0%
Retail	1,622	23.1%	MD	493	7.0%
Apartment	1,256	17.9%	VA	335	4.8%
Mixed use	201	2.9%	NC	310	4.4%
Other commercial	99	1.4%	NY	279	4.0%
Hotel/Motel	94	1.3%	TN	244	3.5%
Total	$7,029	100.0%	FL	238	3.4%
			WA	225	3.2%
Geographic Region			AZ	216	3.1%
Pacific	$1,996	28.4%	GA	207	2.9%
South Atlantic	1,715	24.4%	IN	195	2.8%
East North Central	723	10.3%	IL	194	2.8%
West South Central	652	9.3%	OH	190	2.7%
Middle Atlantic	543	7.7%	PA	172	2.4%
Mountain	537	7.6%	NV	171	2.4%
East South Central	405	5.8%	OR	162	2.3%
West North Central	338	4.8%	MN	152	2.2%
New England	120	1.7%	Other states under 2%	1,005	14.3%
Total	$7,029	100.0%	Total	$7,029	100.0%

	As of December 31, 2012			As of December 31, 2012
	Principal			Principal
	Amount	%		Amount	%
Origination Year			Future Principal Payments
2004 and prior	$1,919	27.2%	2013	$281	4.0%
2005	685	9.7%	2014	349	5.0%
2006	616	8.7%	2015	534	7.6%
2007	812	11.5%	2016	493	7.0%
2008	775	11.0%	2017	729	10.3%
2009	145	2.1%	2018 and thereafter	4,657	66.1%
2010	272	3.9%	Total	$7,043	100.0%
2011	891	12.7%
2012	928	13.2%
Total	$7,043	100.0%

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

As of December 31, 2012 and 2011, there were 10 and 12 impaired mortgage loans on real estate, respectively, or 1% of the total dollar amount of mortgage loans on real estate.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $20 million, or less than 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2012, was $7 million.  The carrying value on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $76 million, or 1% of total mortgage loans on real estate.  The total principal and interest past due on the mortgage loans on real estate that were two or more payments delinquent as of December 31, 2011, was $41 million.  See Note 1 for more information regarding our accounting policy relating to the impairment of mortgage loans on real estate.

Alternative Investments

Investment income (loss) on alternative investments by business segment (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Annuities	$25	$10	$14	150%	-29%
Retirement Plan Services	13	6	10	117%	-40%
Life Insurance	78	71	63	10%	13%
Group Protection	7	3	5	133%	-40%
Other Operations	2	-	1	NM	-100%
Total (1)	$125	$90	$93	39%	-3%

(1)	Includes net investment income on the alternative investments supporting the required statutory surplus of our insurance businesses.

As of December 31, 2012 and 2011, alternative investments included investments in 98 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.  The partnerships do not represent off-balance sheet financing and generally involve several third-party partners.  Some of our partnerships contain capital calls, which require us to contribute capital upon notification by the general partner.  These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date.  The capital calls are not material in size and are not material to our liquidity.  Alternative investments are accounted for using the equity method of accounting and are included in other investments on our Consolidated Balance Sheets.

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

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Annuities	$5	$4	$2	25%	100%
Retirement Plan Services	2	2	1	0%	100%
Life Insurance	23	30	14	-23%	114%
Group Protection	2	2	1	0%	100%
Total	$32	$38	$18	-16%	111%

Non-Income Producing Investments

As of December 31, 2012 and 2011, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $14 million.

Net Investment Income

Details underlying net investment income (in millions) and our investment yield were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Net Investment Income
Fixed maturity AFS securities	$3,910	$3,842	$3,694	2%	4%
Equity AFS securities	6	5	6	20%	-17%
Trading securities	147	154	157	-5%	-2%
Mortgage loans on real estate	397	408	424	-3%	-4%
Real estate	16	22	24	-27%	-8%
Standby real estate equity commitments	-	1	1	-100%	0%
Policy loans	163	165	169	-1%	-2%
Invested cash	4	4	7	0%	-43%
Commercial mortgage loan prepayment and bond make-whole premiums (1)	48	82	67	-41%	22%
Alternative investments (2)	125	90	93	39%	-3%
Consent fees	4	3	8	33%	-63%
Other investments	(19)	(13)	11	-46%	NM
Investment income	4,801	4,763	4,661	1%	2%
Investment expense	(103)	(111)	(120)	7%	8%
Net investment income	$4,698	$4,652	$4,541	1%	2%

(1)	See “Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums” below for additional information.
(2)	See “Alternative Investments” above for additional information.

				Basis Point Change
	For the Years Ended December 31,			Over Prior Year
	2012	2011	2010	2012	2011
Interest Rate Yield
Fixed maturity securities, mortgage loans on real estate and other, net of investment expenses	5.30%	5.49%	5.63%	(19)	(14)
Commercial mortgage loan make-whole premiums	0.06%	0.10%	0.09%	(4)	1
Alternative investments	0.15%	0.11%	0.12%	4	(1)
Consent fees	0.00%	0.00%	0.01%	-	(1)
Net investment income yield on invested assets	5.51%	5.70%	5.85%	(19)	(15)

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Average invested assets at amortized cost	$85,285	$81,641	$77,558	4%	5%

We earn investment income on our general account assets supporting fixed annuity, term life, whole life, UL, interest-sensitive whole life and fixed portion of retirement plan and VUL products.  The profitability of our fixed annuity and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the contract holder on our average fixed account values, including the fixed portion of variable.  Net investment income and the interest rate yield table each include commercial mortgage loan prepayments and bond make-whole premiums, alternative investments and contingent interest and standby real estate equity commitments.  These items can vary significantly from period to period due to a number of factors and therefore can provide results that are not indicative of the underlying trends.

Commercial Mortgage Loan Prepayment and Bond Make-Whole Premiums

Prepayment and make-whole premiums are collected when borrowers elect to call or prepay their debt prior to the stated maturity.  A prepayment or make-whole premium allows investors to attain the same yield as if the borrower made all scheduled interest payments until maturity.  These premiums are designed to make investors indifferent to prepayment.

The decrease in prepayment and make-whole premiums when comparing 2012 to 2011 was attributable primarily to abnormally high prepayments and makewhole premiums during 2011 due to a rapid decline in interest rates leading to increased refinancing activity.

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Fixed maturity AFS securities:
Gross gains	$16	$86	$107	-81%	-20%
Gross losses	(202)	(227)	(248)	11%	8%
Equity AFS securities:
Gross gains	1	12	9	-92%	33%
Gross losses	(9)	-	(3)	NM	100%
Gain (loss) on other investments	2	(9)	(53)	122%	83%
Associated amortization of DAC, VOBA, DSI, and DFEL and changes in other contract holder funds	2	(10)	8	120%	NM
Total realized gain (loss) related to certain investments, pre-tax	$(190)	$(148)	$(180)	-28%	18%

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

Realized gains and losses generally originate from asset sales to reposition the portfolio or to respond to product experience.  During 2012 and 2011, we sold securities for gains and losses.  In the process of evaluating whether a security with an unrealized loss reflects declines that are other-than-temporary, we consider our ability and intent to sell the security prior to a recovery of value.  However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance.  Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell.  These subsequent decisions are consistent with the classification of our investment portfolio as AFS.  We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the AFS classification.

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

When the detailed analysis by our external asset managers and investment portfolio managers leads us to the conclusion that a security’s decline in fair value is other-than-temporary, the security is written down to estimated recovery value.  In instances where declines are considered temporary, the security will continue to be carefully monitored.  See “Critical Accounting Policies and Estimates” for additional information on our portfolio management strategy.

Details underlying write-downs taken as a result of OTTI (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(65)	$(14)	$(90)	NM	84%
RMBS	(53)	(79)	(65)	33%	-22%
CMBS	(55)	(57)	(41)	4%	-39%
CDOs	(2)	(1)	(1)	-100%	0%
Hybrid and redeemable preferred securities	-	(2)	(5)	100%	60%
Total fixed maturity securities	(175)	(153)	(202)	-14%	24%
Equity securities	(8)	-	(3)	NM	100%
Gross OTTI recognized in net income (loss)	(183)	(153)	(205)
Associated amortization of DAC, VOBA, DSI and DFEL	30	29	45	3%	-36%
Net OTTI recognized in net income (loss), pre-tax	$(153)	$(124)	$(160)	-23%	23%

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$121	$58	$97	109%	-40%
Change in DAC, VOBA, DSI and DFEL	(15)	(13)	(10)	-15%	-30%
Net portion of OTTI recognized in OCI, pre-tax	$106	$45	$87	136%	-48%

The increase in write-downs for OTTI when comparing 2012 to 2011 was primarily due to an increase in write-downs for OTTI on our corporate bonds attributable to idiosyncratic credit risk.  The write-downs for OTTI on our ABS, RMBS and CMBS holdings were similar to last year, which is attributable primarily to continued weakness within the commercial and residential real estate market that affected select ABS, RMBS and CMBS holdings.

The $304 million of impairments taken during 2012 were split between $183 million of credit-related impairments and $121 million of noncredit-related impairments.  The credit-related impairments were largely attributable to our ABS, RMBS and CMBS holdings primarily as a result of continued weakness within the commercial and residential real estate market that affected select ABS, RMBS and CMBS holdings.  The noncredit-related impairments were incurred due to declines in values of securities for which we do not have an intent to sell or it is not more likely than not that we will be required to sell the securities before recovery.

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

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2012, the reserves associated with these reinsurance arrangements totaled $809 million.  To cover products other than life insurance, we acquire other insurance coverage with retentions and limits that management believes are appropriate for the circumstances.  The consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” reflect insurance premiums, insurance fees, benefits and DAC, net of insurance ceded.  Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers.  The amounts recoverable from reinsurers were $6.4 billion and $6.5 billion as of December 31, 2012 and 2011, respectively.  We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration and financial strength ratings of our principal reinsurers.  Swiss Re represents our largest exposure.  In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements.  Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured policies remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.8 billion as of December 31, 2012 and 2011.  Swiss Re has funded a trust with a balance of $2.0 billion as of December 31, 2012, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets consist of those reported as trading securities and certain mortgage loans.  Our liabilities for funds withheld and embedded derivatives included $1.0 billion and $176 million, respectively, as of December 31, 2012, related to the business sold to Swiss Re.

See Note 9 for further information regarding reinsurance transactions.

For factors that could cause actual results to differ materially from those set forth in this section, see “Part I – Item 1A. Risk Factors” and “Forward-Looking Statements – Cautionary Language” above.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Sources of Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety.  Our principal sources of cash flow from operating activities are insurance premiums and fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets.  Our operating activities provided cash of $1.3 billion, $1.3 billion and $1.7 billion in 2012, 2011 and 2010, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC.  As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The sources of liquidity of the holding company are principally comprised of dividends and interest payments from subsidiaries, augmented by holding company short-term investments, bank lines of credit and the ongoing availability of long-term public financing under an SEC-filed shelf registration statement.  These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common and preferred stock dividends, interest and debt service, funding of callable securities, securities repurchases, acquisitions and investment in core businesses.  Our cash flows associated with collateral received from and posted with counterparties change as the market value of the underlying derivative contract changes.  As the value of a derivative asset declines (or increases), the collateral required to be posted by our counterparties would also decline (or increase).  Likewise, when the value of a derivative liability declines (or increases), the collateral we are required to post for our counterparties’ benefit would also decline (or increase).  During 2012, our payables for collateral on derivative investments decreased by $413 million as steadily rising equity markets and less volatility lowered the fair values of the associated derivative investments.  For additional information, see “Credit Risk” in Note 6.

Details underlying the primary sources of our holding company cash flows (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Dividends from Subsidiaries
The Lincoln National Life Insurance Company ("LNL")	$605	$836	$712	-28%	17%
First Penn-Pacific	30	18	-	67%	NM
Delaware Investments (1)	-	-	390	NM	-100%
Newton County Loan and Savings, FSB	-	21	-	-100%	NM

Loan Repayments and Interest from Subsidiaries
Interest on inter-company notes	147	105	93	40%	13%
	$782	$980	$1,195	-20%	-18%
Other Cash Flow and Liquidity Items
Net proceeds on common stock issuance	$-	$-	$368	NM	-100%
Lincoln UK sale proceeds	-	-	18	NM	-100%
Increase (decrease) in commercial paper, net	-	(100)	1	100%	NM
Net capital received from (paid for taxes on) stock option exercises and restricted stock	(5)	(1)	-	NM	NM
	$(5)	$(101)	$387	95%	NM

(1)	For 2010, amount includes proceeds on the sale of Delaware. For more information, see Note 3.

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

Dividends from Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”) only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, Lincoln Life & Annuity Company of New York, a New York-domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.

We expect our domestic insurance subsidiaries could pay dividends of approximately $730 million in 2013 without prior approval from the respective state commissioners.  The amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection and for future investment in our businesses.

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

Details underlying debt and financing activities (in millions) were as follows:

	For the Year Ended December 31, 2012
				Change
			Maturities	in Fair
	Beginning		and	Value	Other	Ending
	Balance	Issuance	Repayments	Hedges	Changes (1)	Balance
Short-Term Debt
Current maturities of long-term debt (2)	$300	$-	$(300)	$-	$200	$200
Total short-term debt	$300	$-	$(300)	$-	$200	$200

Long-Term Debt
Senior notes	$3,730	$300	$(15)	$(33)	$(4)	$3,978
Bank borrowing	200	-	-	-	(200)	-
Federal Home Loan Bank of Indianapolis ("FHLBI") advance	250	-	-	-	-	250
Capital securities	1,211	-	-	-	-	1,211
Total long-term debt	$5,391	$300	$(15)	$(33)	$(204)	$5,439

(1)
Includes the net increase (decrease) in commercial paper, non-cash reclassification of long-term debt to current maturities of long-term debt, accretion of discounts and (amortization) of premiums, as applicable.

(2)	As of December 31, 2012, consisted of a $200 million floating rate loan maturing on July 18, 2013.

On March 29, 2012, we completed the issuance and sale of $300 million aggregate principal amount of our 4.20% senior notes due 2022.  We repaid a $300 million 5.65% fixed rate senior note that matured on August 27, 2012, with these proceeds.  In addition to the maturing loan discussed above, within the next two years, we have a $300 million 4.75% fixed rate senior note maturing on January 30, 2014, and a $200 million 4.75% fixed rate senior note maturing on February 15, 2014.  The specific resources or combination of resources that we will use to meet these maturities will depend upon, among other things, the financial market conditions present at the time of maturity.  For more information about our debt issuances, maturities and redemptions, see Note 12.  As of December 31, 2012, the holding company had available liquidity of $706 million.  Available liquidity consists of cash and cash equivalents, excluding cash held as collateral, investments maturing in one year or less at origination and receivables under the inter-company cash management program, less payables under the inter-company cash management program, payables from purchases of securities not settled as of the balance sheet date and commercial paper outstanding.

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

If current credit ratings and claims-paying ratings were downgraded in the future, terms in our derivative agreements may be triggered, which could negatively affect overall liquidity.  For the majority of our counterparties, there is a termination event should the long-term senior debt ratings of LNC drop below BBB-/Baa3 (S&P/Moody’s).  Our long-term senior debt held a rating of A-/Baa2 (S&P/Moody’s) as of December 31, 2012.  In addition, contractual selling agreements with intermediaries could be negatively affected, which could have an adverse effect on overall sales of annuities, life insurance and investment products.  See “Part I – Item 1A. Risk Factors – Liquidity and Capital Position – A decrease in the capital and surplus of our insurance subsidiaries may result in a downgrade to our credit and insurer financial strength ratings” and “Part I – Item 1A. Risk Factors – Covenants and Ratings – A downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors” for more information.  See “Part I – Item 1. Business – Financial Strength Ratings” for additional information on our current financial strength ratings.

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

As of February 19, 2013, our indicative long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, were as follows:

A.M. Best	Fitch	Moody's	S&P
a-	BBB+	Baa2	A-
(7th of 22)	(8th of 21)	(9th of 21)	(7th of 22)

The short-term credit rating scales of A.M. Best, Fitch, Moody’s and S&P are characterized as follows:

•	A.M. Best – AMB-1+ to d
•	Fitch – F1+ to D
•	Moody’s – P-1 to NP
•	S&P – A-1 to D

As of February 19, 2013, our indicative short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, were as follows:

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

Management monitors the covenants associated with LNC’s capital securities.  If we fail to meet capital adequacy or net income and stockholders’ equity levels (also referred to as “trigger events”), terms in the agreements may be triggered, which would require us to make interest payments in accordance with an alternative coupon satisfaction mechanism (“ACSM”).  This would require us to use commercially reasonable efforts to pay interest in full on the capital securities with the net proceeds from sales of our common stock and warrants to purchase our common stock with an exercise price greater than the market price.  We would have to utilize the ACSM until the trigger events above no longer existed.  If we were required to utilize the ACSM and were successful in selling sufficient shares of common stock or warrants to satisfy the interest payment, we would dilute the current holders of our common stock.  Furthermore, while a trigger event is occurring and if we do not pay accrued interest in full, we may not, among other things, pay dividends on or repurchase our capital stock.  We have not triggered either the net income test or the overall stockholders’ equity test looking forward to the quarters ending March 31, 2013, and June 30, 2013.  For more information, see “Part I – Item 1A. Risk Factors – Covenants and Ratings – We will be required to pay interest on our capital securities with proceeds from the issuance of qualifying securities if we fail to achieve capital adequacy or net income and stockholders’ equity levels.”

Alternative Sources of Liquidity

In order to manage our capital more efficiently, we have an inter-company cash management program where certain subsidiaries can lend to or borrow from the holding company to meet short-term borrowing needs.  The cash management program is essentially a series of demand loans, which are permitted under applicable insurance laws, among LNC and its affiliates that reduces overall borrowing costs by allowing LNC and its subsidiaries to access internal resources instead of incurring third-party transaction costs.  For our Indiana-domiciled insurance subsidiaries, the borrowing and lending limit is currently the lesser of 3%

of the insurance company’s admitted assets and 25% of its surplus, in both cases, as of its most recent year end.  For our New York-domiciled insurance subsidiary, it may borrow from LNC, but not lend, less than 2% of its admitted assets as of the last year end.  The holding company had a maximum and minimum amount of financing that was used from the cash management program during 2012 of $3 million and $0, respectively.  There was no balance as of December 31, 2012.  In addition, it had an outstanding payable of $55 million to certain subsidiaries resulting from amounts placed by the subsidiaries in the inter-company cash management account in excess of funds borrowed by those subsidiaries as of December 31, 2012.  Any increase (decrease) in either of these holding company cash management program payable balances results in an immediate and equal increase (decrease) to holding company cash and cash equivalents.

Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through investments pledged programs and repurchase agreements.  As of December 31, 2012, our insurance subsidiaries had investments with a carrying value of $1.6 billion out on loan or subject to reverse repurchase agreements.  The cash received in our investments pledged programs and repurchase agreements is typically invested in cash equivalents, short-term investments or fixed maturity securities.  For additional details, see “Payables for Collateral on Investments” in Note 5.

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

Details underlying this activity (in millions, except per share data), were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Common dividends to stockholders	$90	$62	$12	45%	NM
Repurchase and cancellation of common stock warrants	-	-	48	NM	-100%
Repurchase of common stock	492	575	25	-14%	NM
Total cash returned to stockholders	$582	$637	$85	-9%	NM

Number of shares issued	-	-	14.138	NM	-100%
Average price per share	$-	$-	$26.09	NM	-100%

Number of shares repurchased	20.467	24.661	1.048	-20%	NM
Average price per share	$24.07	$23.33	$23.87	4%	-4%

On November 8, 2012, our Board of Directors approved an increase of the quarterly dividend on our common stock from $0.08 to $0.12 per share.  Additionally, we expect to repurchase additional shares of common stock during 2013 depending on market conditions and alternative uses of capital.  For more information regarding share repurchases, see “Part II – Item 5(c)” above.

Other Uses of Capital

In addition to the amounts in the table above in “Return of Capital to Common Stockholders,” other uses of holding company cash flow (in millions) were as follows:

	For the Years Ended December 31,			Change Over Prior Year
	2012	2011	2010	2012	2011
Debt service (interest paid)	$287	$303	$280	-5%	8%
Capital contribution to subsidiaries	-	17	125	-100%	-86%
Total	$287	$320	$405	-10%	-21%

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

Contractual Obligations

Details underlying our future estimated cash payments for our contractual obligations (in millions) as of December 31, 2012, were as follows:

	Less			More
	Than	1 - 3	3 - 5	Than
	1 Year	Years	Years	5 Years	Total
Future contract benefits and other contract holder obligations (1)	$15,808	$28,513	$24,157	$78,907	$147,385
Short-term debt (2)	200	-	-	-	200
Long-term debt (2)	-	750	250	4,173	5,173
Payables for collateral on investments (3)	1,380	37	250	-	1,667
Operating leases	41	78	59	47	225
Football stadium naming rights (4)	7	14	15	39	75
Retirement and other plans (5)	98	192	193	479	962
Totals	$17,534	$29,584	$24,924	$83,645	$155,687

(1)
Estimates are based on financial projections of over 40 years.  New business issued, changes to or variance from actuarial assumptions and economic conditions will cause these amounts to change over time, possibly materially.  See Note 1 for details of what these liabilities include and represent.

(2)	Represents principal amounts of debt only. See Note 12 for additional information.
(3)	Excludes collateral payable held for derivative investments. See Note 5 for additional information.
(4)	Includes a maximum annual increase related to the Consumer Price Index. See Note 13 for additional information.
(5)
Includes anticipated funding for benefit payments for our retirement and postretirement plans through 2022 and known payments under deferred compensation arrangements.  See Note 17 for additional information.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans, discussed in “Defined Benefit Contributions” below.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority.  Therefore, $100 million of unrecognized tax benefits and its associated interest have been excluded from the contractual obligations table above.  See Note 7 for additional information.

Contingencies and Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.  Details underlying our contingent commitments and off-balance sheet arrangements (in millions) as of December 31, 2012, were as follows:

	Amount of Commitment Expiring per Period				Total
	Less Than	1 - 3	3 - 5	After	Amount
	1 Year	Years	Years	5 Years	Committed
Bank lines of credit	$-	$-	$2,000	$2,552	$4,552
Investment commitments	422	51	63	-	536
Media commitments (1)	17	22	1	-	40
Total	$439	$73	$2,064	$2,552	$5,128

(1)	Consists primarily of employment contracts, sports rights fees and rating service contracts.

Defined Benefit Contributions

We contributed $32 million, $36 million and $31 million in 2012, 2011 and 2010, respectively, to U.S. pension plans; $7 million, $1 million and less than $1 million in 2012, 2011 and 2010, respectively, to our U.K. pension plan; and $15 million in each of 2012, 2011 and 2010 to our postretirement plans that provide medical, dental and life insurance benefits.  Our U.S. defined benefit pension plans were frozen as of December 31, 2007, or earlier; and our non-U.S. defined benefit pension plan was frozen as of September 30, 2009.  For our frozen plans, there are no new participants and no future accruals of benefits from the date of the freeze.

Based on our calculations, we expect to be required to make a $7 million contribution related to administrative expenses to our qualified pension plans in 2013 under applicable pension law.  In addition, we analyze and review opportunities to make contributions in excess of those required under applicable pension law.  Such excess contributions will be made from time to time if, based on our analysis, we believe that the excess contributions serve the best interests of both the Company and of plan participants.

We expect to fund $10 million to our nonqualified U.S. defined benefit plans and $9 million to our postretirement benefit plans during 2013.  These amounts include anticipated benefit payments for nonqualified plans.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account.  By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value.  We have exposures to several market risks including interest rate risk, equity market risk, default risk, credit related derivatives risk, credit risk and, to a lesser extent, foreign currency exchange risk.  The exposures of financial instruments to market risks, and the related risk management processes, are most important to our business where most of the invested assets support accumulation and investment-oriented insurance products.  As an important element of our integrated asset-liability management processes, we use derivatives to minimize the effects of changes in interest levels, the shape of the yield curve, currency movements and volatility.  In this context, derivatives are designated as a hedge and serve to minimize interest rate risk by mitigating the effect of significant increases in interest rates on our earnings.  Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions.  Our primary sources of market risk are:  substantial, relatively rapid and sustained increases or decreases in interest rates or a sharp drop in equity market values.  These market risks are discussed in detail in the following pages and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part II – Item 8.  Financial Statements and Supplementary Data,” as well as “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

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

Significant Interest Rate Exposures

The following provides a general measure of our significant interest rate risk; amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap agreements notional amounts are shown by amount outstanding (dollars in millions) as of December 31, 2012:

								Estimated
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$2,944	$3,178	$2,725	$3,237	$3,658	$55,699	$71,441	$81,348
Average interest rate	5.8%	6.2%	5.4%	5.4%	5.2%	5.3%	5.4%
Variable interest rate securities	$21	$122	$83	$232	$257	$3,847	$4,562	$3,948
Average interest rate	5.9%	3.2%	7.0%	10.4%	6.3%	4.4%	4.8%
Mortgage loans on real estate	$280	$349	$534	$493	$729	$4,657	$7,042	$7,704
Average interest rate	5.9%	6.0%	6.0%	6.1%	6.3%	5.5%	5.7%
Rate Sensitive Liabilities
Investment type insurance contracts (1)	$1,604	$2,103	$1,766	$2,051	$2,483	$21,887	$31,894	$35,196
Average interest rate (1)	5.8%	6.0%	5.4%	5.0%	5.0%	5.1%	5.2%
Debt	$200	$500	$250	$-	$250	$4,173	$5,373	$5,590
Average interest rate	2.0%	4.8%	4.3%	0.0%	0.5%	6.5%	5.8%
Rate Sensitive Derivative Financial Instruments
Interest rate and foreign currency swaps:
Pay variable/receive fixed	$20	$500	$85	$-	$254	$10,268	$11,127	$1,309
Average pay rate	0.6%	2.6%	1.1%	0.0%	0.5%	0.5%	0.6%
Average receive rate	4.3%	4.8%	2.9%	0.0%	3.7%	3.4%	3.4%
Pay fixed/receive variable	$473	$1,003	$214	$418	$689	$3,448	$6,245	$(570)
Average pay rate	2.8%	4.1%	4.4%	2.9%	5.2%	4.3%	4.2%
Average receive rate	0.3%	2.4%	0.3%	0.4%	0.4%	1.3%	1.2%
Interest rate cap agreements:
Contractual notional	$-	$-	$-	$8,050	$8,625	$3,250	$19,925	$14
Average strike rate (2)	0.0%	0.0%	0.0%	7.8%	7.0%	6.8%	7.3%
Forward CMT curve (3)	0.0%	0.0%	0.0%	2.8%	3.3%	3.4%	3.1%
Interest rate futures:
2-year treasury notes contractual notional	$66	$-	$-	$-	$-	$-	$66	$-
5-year treasury notes contractual notional	973	-	-	-	-	-	973	-
10-year treasury notes contractual notional	949	-	-	-	-	-	949	-
Treasury bonds contractual notional	293	-	-	-	-	-	293	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.
(2)	The indexes are the 7-year and 10-year constant maturity swap.
(3)	The constant maturity treasury (“CMT”) curve is the 7-year and 10-year CMT forward curve.

The following provides the principal amounts and estimated fair values of assets, liabilities and derivatives (in millions) having significant interest rate risks as of December 31, 2011:

	Principal	Estimated
	Amount	Fair Value
Fixed interest rate securities	$68,045	$75,027
Variable interest rate securities	4,659	3,778
Mortgage loans on real estate	6,960	7,608
Investment type insurance contracts (1)	32,177	34,542
Debt	5,388	5,334
Interest rate and foreign currency swaps	15,173	649
Interest rate cap agreements	16,675	31
Interest rate futures	971	-

(1)	The information shown is for our fixed maturity securities and mortgage loans on real estate that support these insurance contracts.

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

If we were to assume a hypothetical stress scenario where the 10-year U.S. Treasury rate remains at 150 basis points through the end of 2014, the impact relative to 2012 would result in an approximate unfavorable earnings effect of $35 million in 2013 and $100 million in 2014.  The earnings drag from this scenario related to the effect of continued low new money rates is largely concentrated in our Life Insurance and Retirement Plan Services segments.

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

The following provides detail on the percentage differences between the December 31, 2012, interest rates being credited to contract holders based on fourth quarter of 2012 declared rates and the respective minimum guaranteed policy rate (in millions), broken out by contract holder account values reported within our segments:

	Account Values
		Retirement			%
		Plan	Life		Account
	Annuities	Services	Insurance (1)	Total	Values
Excess of Crediting Rates over Contract Minimums
Discretionary rate setting products (2)(3)
No difference	$8,372	$9,910	$29,868	$48,150	71.7%
Up to 0.10%	75	2	-	77	0.1%
0.11% to 0.20%	52	-	-	52	0.1%
0.21% to 0.30%	86	-	257	343	0.5%
0.31% to 0.40%	115	12	-	127	0.2%
0.41% to 0.50%	85	395	-	480	0.7%
0.51% to 0.60%	54	-	128	182	0.3%
0.61% to 0.70%	51	-	128	179	0.3%
0.71% to 0.80%	42	-	-	42	0.1%
0.81% to 0.90%	51	-	-	51	0.1%
0.91% to 1.00%	20	138	-	158	0.2%
1.01% to 1.50%	106	15	-	121	0.2%
1.51% to 2.00%	14	-	211	225	0.3%
2.01% to 2.50%	3	-	-	3	0.0%
2.51% to 3.00%	5	-	-	5	0.0%
Multi-year guarantee and indexed annuity products (4)	10,488	-	-	10,488	15.6%
Total discretionary rate setting products	19,619	10,472	30,592	60,683	90.4%
Other contracts (5)	2,224	4,246	-	6,470	9.6%
Total account values	$21,843	$14,718	$30,592	$67,153	100.0%

Percentage of discretionary rate setting product account values at minimum guaranteed rates	42.7%	94.6%	97.6%	79.3%

(1)	Excludes policy loans.
(2)	Contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.
(3)
The average crediting rates for discretionary rate setting products, excluding multi-year guarantee and indexed annuity products, were 5 basis points, 3 basis points and 2 basis points in excess of average minimum guaranteed rates for our Annuities, Retirement Plan Services and Life Insurance segments, respectively.

(4)
The average crediting rates were 163 basis points in excess of average minimum guaranteed rates for multi-year guarantee products, which comprised of $6.6 billion of account value; 20%, 17% and 63% of our total multi-year guarantee account values are scheduled to reset in 2013, 2014 and 2015 and beyond, respectively.  Our indexed renewal business resets either annually or bi-annually.  Upon reset, we are able to adjust product features to reflect changes in option prices.

(5)
For Annuities, this amount relates primarily to immediate annuity and short-term dollar cost averaging business.  For Retirement Plan Services, this amount relates to indexed-based rate setting products in which the average crediting rates were 2 basis points in excess of average minimum guaranteed rates and 92% of account values were already at their minimum guaranteed rates.

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

Interest Rate Risk on Fixed Insurance Businesses – Rising Rates

For both annuities and universal life insurance, a rapid rise in interest rates poses risks of deteriorating spreads and high surrenders.  The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from 1 to 10 years or more.  Accordingly, the earned rate on each portfolio lags behind changes in market yields.  As rates rise, the lag may be increased by slowing mortgage-backed securities prepayments.  The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates.  If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders that could cause us to liquidate a portion of our portfolio to fund these surrenders.  If we credit more competitive renewal rates to limit surrenders, our spreads will narrow.  We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios.  Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions.  With these instruments in place, the potential adverse effect of a rapid and sustained rise in rates is kept within our risk tolerances.

Debt

We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.  See Note 12 for additional information on our debt.

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

	As of December 31, 2012				As of December 31, 2011
			10% Fair	10% Fair
	Carrying	Estimated	Value	Value	Carrying	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Assets
Domestic equities	$107	$107	$11	$(11)	$94	$94
Foreign equities	53	53	5	(5)	47	47
Subtotal	160	160	16	(16)	141	141
Real estate	65	81	8	(8)	137	155
Other equity interests	966	966	97	(97)	913	923
Total	$1,191	$1,207	$121	$(121)	$1,191	$1,219

	As of December 31, 2012				As of December 31, 2011
			10% Fair	10% Fair
	Notional	Estimated	Value	Value	Notional	Estimated
	Value	Fair Value	Increase	Decrease	Value	Fair Value
Equity Derivatives (1)
Equity futures	$1,790	$-	$(177)	$177	$1,713	$-
Total return swaps	113	-	12	(12)	100	-
Put options	7,918	1,497	1,278	1,766	6,502	1,770
Call options (based on S&P 500)	5,749	227	292	157	4,881	183
Total	$15,570	$1,724	$1,405	$2,088	$13,196	$1,953

(1)	Assumes a plus or minus 10% change in underlying indexes. Estimated fair value does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities

We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2008 through 2012.  See Notes 6 and 19 for additional information on our SARs and the related call options used to hedge the expected increase in liabilities from SARs granted on our stock.

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

Effect of Equity Market Sensitivity

The following presents our estimate of the effect on income (loss) from operations (in millions), from the change in asset-based fees and related expenses, if the level of the Standard & Poor’s (“S&P”) 500 Index® (“S&P 500”), which ended at 1426 as of December 31, 2012, were to decrease to 1141 over six months after December 31, 2012, and remain at that level through the next six months or increase to 1711 over six months after December 31, 2012, and remain at that level through the next six months, excluding any effect related to sales, unlocking, persistency, hedge program performance or customer behavior caused by the equity market change:

	S&P 500	S&P 500
	at 1141 (1)	at 1711 (1)
Segment
Annuities	$(89)	$48
Retirement Plan Services	(9)	8

(1)
The baseline for these effects assumes a 4% annual equity market growth rate, depending on the block of business, beginning on January 1, 2013.  The baseline is then compared to scenarios of the S&P 500 at the 1141 and 1711 levels, and the difference is presented in the table.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Introduction – Critical Accounting Policies and Estimates – DAC, VOBA, DSI and DFEL – Reversion to the Mean” for discussion of the effects of equity markets on our RTM.

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

Default Risk

Our portfolio of invested assets was $99.1 billion and $93.1 billion as of December 31, 2012 and 2011, respectively.  Of this total, $69.9 billion and $61.1 billion consisted of corporate bonds and $7.0 billion and $6.9 billion consisted of mortgage loans on real estate as of December 31, 2012 and 2011, respectively.  We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments and diversifying exposures by issuer, industry, region and property type.  For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality.  Additional diversification limits, such as limits per industry, are also applied.  We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

	As of December 31,
	2012	2011
Rating
AA	$1	$23
A	14	56
BBB	-	2
Total	$15	$81

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

The following provides our principal or notional amount in U.S. dollar equivalents (in millions) as of December 31, 2012, by expected maturity for our foreign currency denominated investments and foreign currency swaps:

								Estimated
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Currencies
British pound	$-	$-	$-	$-	$20	$101	$121	$136
Interest rate	0.0%	0.0%	0.0%	0.0%	6.8%	3.6%	4.2%
Canadian dollar	$-	$33	$-	$10	$-	$-	$43	$43
Interest rate	0.0%	6.1%	0.0%	5.6%	0.0%	0.0%	6.0%
New Zealand dollar	$-	$-	$35	$-	$-	$-	$35	$34
Interest rate	0.0%	0.0%	3.3%	0.0%	0.0%	0.0%	3.3%
Euro	$-	$68	$-	$22	$25	$75	$190	$203
Interest rate	0.0%	4.8%	0.0%	4.8%	4.7%	5.4%	5.0%
Australian dollar	$-	$-	$-	$-	$-	$39	$39	$35
Interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	7.4%	7.4%
Derivatives
Foreign currency swaps	$-	$94	$30	$30	$51	$215	$420	$13

The following provides our principal or notional amount in U.S. dollar equivalents as of December 31, 2011, of our foreign currency denominated investments and foreign currency swaps (in millions):

	Principal/
	Notional	Estimated
	Amount	Fair Value
Currencies
British pound	$66	$81
Canadian dollar	42	43
New Zealand dollar	34	37
Euro	156	162
Australian dollar	38	36
Total currencies	$336	$359
Derivatives
Foreign currency swaps	$340	$38

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States of America generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lincoln National Corporation

We have audited Lincoln National Corporation’s (the “Corporation”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lincoln National Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2012 and retrospectively applied to all periods presented, the Corporation changed its method of accounting for costs relating to the acquisition of insurance contracts.  Also as discussed in Note 2 to the consolidated financial statements, in 2010 the Corporation changed its method of accounting for the consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lincoln National Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 1, 2013

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2012	2011
ASSETS
Investments:
Available-for-sale securities, at fair value:
Fixed maturity securities (amortized cost: 2012 - $72,718; 2011 - $68,988)	$82,036	$75,433
Variable interest entities' fixed maturity securities (amortized cost: 2012 - $677; 2011 - $673)	708	700
Equity securities (cost: 2012 - $137; 2011 - $135)	157	139
Trading securities	2,554	2,675
Mortgage loans on real estate	7,029	6,942
Real estate	65	137
Policy loans	2,766	2,884
Derivative investments	2,652	3,151
Other investments	1,098	1,069
Total investments	99,065	93,130
Cash and invested cash	4,230	4,510
Deferred acquisition costs and value of business acquired	6,667	6,776
Premiums and fees receivable	380	408
Accrued investment income	1,015	981
Reinsurance recoverables	6,449	6,526
Funds withheld reinsurance assets	837	874
Goodwill	2,273	2,273
Other assets	2,580	2,536
Separate account assets	95,373	83,477
Total assets	$218,869	$201,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Future contract benefits	$19,780	$19,813
Other contract holder funds	72,218	69,466
Short-term debt	200	300
Long-term debt	5,439	5,391
Reinsurance related embedded derivatives	215	168
Funds withheld reinsurance liabilities	940	1,045
Deferred gain on business sold through reinsurance	319	394
Payables for collateral on investments	4,181	3,733
Variable interest entities' liabilities	92	193
Other liabilities	5,139	4,410
Separate account liabilities	95,373	83,477
Total liabilities	203,896	188,390

Contingencies and Commitments (See Note 13)

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A - 9,532 and 10,072 shares issued and outstanding as of December 31, 2012, and December 31, 2011, respectively	-	-
Common stock - 800,000,000 shares authorized; 271,402,586 and 291,319,222 shares issued and outstanding as of December 31, 2012, and December 31, 2011, respectively	7,121	7,590
Retained earnings	4,044	2,831
Accumulated other comprehensive income (loss)	3,808	2,680
Total stockholders' equity	14,973	13,101
Total liabilities and stockholders' equity	$218,869	$201,491
See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Insurance premiums	$2,462	$2,294	$2,176
Insurance fees	3,733	3,437	3,234
Net investment income	4,698	4,652	4,541
Realized gain (loss):
Total other-than-temporary impairment losses on securities	(259)	(169)	(247)
Portion of loss recognized in other comprehensive income	106	45	87
Net other-than-temporary impairment losses on securities recognized in earnings	(153)	(124)	(160)
Realized gain (loss), excluding other-than-temporary impairment losses on securities	227	(170)	91
Total realized gain (loss)	74	(294)	(69)
Amortization of deferred gain on business sold through reinsurance	74	75	75
Other revenues and fees	491	477	458
Total revenues	11,532	10,641	10,415
Expenses
Interest credited	2,470	2,488	2,488
Benefits	3,538	3,345	3,327
Commissions and other expenses	3,683	3,264	3,174
Interest and debt expense	273	294	291
Impairment of intangibles	-	747	-
Total expenses	9,964	10,138	9,280
Income (loss) from continuing operations before taxes	1,568	503	1,135
Federal income tax expense (benefit)	282	274	262
Income (loss) from continuing operations	1,286	229	873
Income (loss) from discontinued operations, net of federal income taxes	27	(8)	29
Net income (loss)	1,313	221	902
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1,119	1,771	1,127
Unrealized other-than-temporary impairment on available-for-sale securities	2	25	(19)
Unrealized gain (loss) on derivative instruments	44	130	(22)
Foreign currency translation adjustment	(5)	-	(2)
Funded status of employee benefit plans	(32)	(97)	29
Total other comprehensive income (loss), net of tax	1,128	1,829	1,113
Comprehensive income (loss)	$2,441	$2,050	$2,015
Net Income (Loss) Available to Common Stockholders
Net income (loss)	$1,313	$221	$902
Preferred stock dividends and accretion of discount	-	-	(167)
Net income (loss) available to common stockholders	$1,313	$221	$735

Earnings (Loss) Per Common Share - Basic
Income (loss) from continuing operations	$4.58	$0.75	$2.28
Income (loss) from discontinued operations	0.10	(0.03)	0.09
Net income (loss)	$4.68	$0.72	$2.37

Earnings (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	$4.47	$0.72	$2.21
Income (loss) from discontinued operations	0.09	(0.03)	0.09
Net income (loss)	$4.56	$0.69	$2.30

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Preferred Stock
Balance as of beginning-of-year	$-	$-	$806
Issuance (redemption) of Series B preferred stock	-	-	(950)
Accretion of discount on Series B preferred stock	-	-	144
Balance as of end-of-year	-	-	-

Common Stock
Balance as of beginning-of-year	7,590	8,124	7,840
Issuance of common stock	-	-	368
Issuance (repurchase and cancellation) of common stock warrants	-	-	(48)
Stock compensation/issued for benefit plans	23	17	18
Effect of amendment to deferred compensation plans	-	(6)	(29)
Retirement of common stock/cancellation of shares	(492)	(545)	(25)
Balance as of end-of-year	7,121	7,590	8,124

Retained Earnings
Balance as of beginning-of-year	2,831	2,711	3,316
Cumulative effect from restatement	-	-	(113)
Cumulative effect from adoption of new accounting standards	-	-	(1,201)
Net income (loss)	1,313	221	902
Retirement of common stock	-	(30)	-
Dividends declared: Common (2012 - $0.360; 2011 - $0.230; 2010 - $0.080)	(100)	(71)	(26)
Dividends on preferred stock	-	-	(23)
Accretion of discount on Series B preferred stock	-	-	(144)
Balance as of end-of-year	4,044	2,831	2,711

Accumulated Other Comprehensive Income (Loss)
Balance as of beginning-of-year	2,680	851	(262)
Cumulative effect from adoption of new accounting standards	-	-	181
Other comprehensive income (loss), net of tax	1,128	1,829	932
Balance as of end-of-year	3,808	2,680	851
Total stockholders' equity as of end-of-year	$14,973	$13,101	$11,686

See accompanying Notes to Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$1,313	$221	$902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred acquisition costs, value of business acquired, deferred sales inducements and deferred front-end loads deferrals and interest, net of amortization	(219)	(152)	(140)
Trading securities purchases, sales and maturities, net	222	88	47
Change in premiums and fees receivable	28	(73)	(14)
Change in accrued investment income	(34)	(48)	(44)
Change in future contract benefits and other contract holder funds	(131)	125	643
Change in reinsurance related assets and liabilities	9	(66)	22
Change in federal income tax accruals	192	318	394
Realized (gain) loss	(74)	294	69
(Gain) loss on early extinguishment of debt	5	8	5
Amortization of deferred gain on business sold through reinsurance	(74)	(75)	(75)
Impairment of intangibles	-	747	-
(Gain) loss on disposal of discontinued operations	1	3	(66)
Other	31	(114)	(23)
Net cash provided by (used in) operating activities	1,269	1,276	1,720

Cash Flows from Investing Activities
Purchases of available-for-sale securities	(11,161)	(10,702)	(13,057)
Sales of available-for-sale securities	1,134	1,497	3,118
Maturities of available-for-sale securities	5,974	5,324	4,652
Purchases of other investments	(2,345)	(3,282)	(3,581)
Sales or maturities of other investments	2,276	3,094	3,239
Increase (decrease) in payables for collateral on investments	448	2,074	(248)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	-	321
Other	(183)	(130)	(74)
Net cash provided by (used in) investing activities	(3,857)	(2,125)	(5,630)

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(320)	(525)	(405)
Issuance of long-term debt, net of issuance costs	300	298	749
Increase (decrease) in commercial paper, net	-	(100)	1
Deposits of fixed account values, including the fixed portion of variable	10,694	10,953	11,080
Withdrawals of fixed account values, including the fixed portion of variable	(5,691)	(5,050)	(5,305)
Transfers to and from separate accounts, net	(2,091)	(2,325)	(2,957)
Common stock issued for benefit plans and excess tax benefits	(1)	3	1
Issuance (redemption) of Series B preferred stock and issuance (repurchase and cancellation) of associated common stock warrants	-	-	(998)
Issuance of common stock	-	-	368
Repurchase of common stock	(492)	(575)	(25)
Dividends paid to common and preferred stockholders	(91)	(61)	(42)
Net cash provided by (used in) financing activities	2,308	2,618	2,467

Net increase (decrease) in cash and invested cash, including discontinued operations	(280)	1,769	(1,443)
Cash and invested cash, including discontinued operations, as of beginning-of-year	4,510	2,741	4,184
Cash and invested cash, including discontinued operations, as of end-of-year	$4,230	$4,510	$2,741

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with United States of America generally accepted accounting principles (“GAAP”).  Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized below.

As of December 31, 2012, we completed a review of our deferred tax balances and uncertain tax positions that resulted in the identification of certain errors in our income tax accounts.  These errors were not material to our consolidated financial condition, results of operations or cash flows as presented in our previously filed annual and quarterly financial statements; however, the adjustment to correct the cumulative effect of these errors would have been material if recorded in 2012.  Accordingly, we restated our financial statements to correct these errors as of and for the years ended December 31, 2011 and 2010, including beginning retained earnings in 2010, for each quarter of 2011 and for the first three quarters of 2012.  The cumulative decrease to retained earnings was $113 million as of January 1, 2010.

In addition, we adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”) as discussed in Note 2 as of January 1, 2012, and elected to retrospectively restate all prior periods.

The following summarizes the effect of these restatements (in millions) on our previously reported Consolidated Balance Sheets:

	As of December 31, 2011
		Adoption
	As	of New
	Previously	Accounting	Tax	As
	Reported	Guidance	Restatement	Restated
Deferred acquisition costs and value of business acquired	$8,191	$(1,415)	$-	$6,776
Total assets	202,906	(1,415)	-	201,491
Other liabilities	4,762	(490)	138	4,410
Total liabilities	188,742	(490)	138	188,390
Retained earnings	4,126	(1,157)	(138)	2,831
Accumulated other comprehensive income (loss)	2,448	232	-	2,680
Total stockholders' equity	14,164	(925)	(138)	13,101

The following summarizes the effect of these restatements (in millions) on our previously reported Consolidated Statements of Income (Loss):

	For the Year Ended December 31, 2011				For the Year Ended December 31, 2010
		Adoption				Adoption
	As	of New			As	of New
	Previously	Accounting	Tax	As	Previously	Accounting	Tax	As
	Reported	Guidance	Restatement	Restated	Reported	Guidance	Restatement	Restated
Realized gain (loss)	$(299)	$5	$-	$(294)	$(77)	$8	$-	$(69)
Total revenues	10,636	5	-	10,641	10,407	8	-	10,415
Commissions and other expenses	3,163	101	-	3,264	3,067	107	-	3,174
Total expenses	10,037	101	-	10,138	9,173	107	-	9,280
Income (loss) from continuing operations before taxes	599	(96)	-	503	1,234	(99)	-	1,135
Federal income tax expense (benefit)	297	(34)	11	274	283	(35)	14	262
Income (loss) from continuing operations	302	(62)	(11)	229	951	(64)	(14)	873
Net income (loss)	294	(62)	(11)	221	980	(64)	(14)	902
Income (loss) from continuing operations per common share:
Basic	$0.99	$(0.21)	$(0.03)	$0.75	$2.53	$(0.20)	$(0.05)	$2.28
Diluted	0.95	(0.20)	(0.03)	0.72	2.45	(0.19)	(0.05)	2.21
Net income (loss) per common share:
Basic	0.96	(0.21)	(0.03)	0.72	2.62	(0.20)	(0.05)	2.37
Diluted	0.92	(0.20)	(0.03)	0.69	2.54	(0.19)	(0.05)	2.30

Total comprehensive income (loss) for 2011 and 2010 changed by an amount consistent with net income (loss) above.

The net income (loss) and change in federal income tax accruals line items on our previously reported Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, have been restated by offsetting adjustments of $11 million and $14 million, respectively.  The restatement had no effect on total cash flows from operating, investing or financing activities in any period.

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

Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes.  A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support or where investors lack certain characteristics of a controlling financial interest.  We assess our contractual, ownership or other interests in a VIE to determine if our interest participates in the variability the VIE was designed to absorb and pass onto variable interest holders.  We perform an ongoing qualitative assessment of our variable interests in VIEs to determine whether we have a controlling financial interest and would therefore be considered the primary beneficiary of the VIE.  If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our consolidated financial statements.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses for the reporting period.  Those estimates are inherently subject to change and actual results could differ from those estimates.  Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are:  fair value of certain invested assets and derivatives, asset valuation allowances, deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”), goodwill, future contract benefits, other contract holder funds including deferred front-end loads (“DFEL”), pension plans, stock-based incentive compensation, income taxes and the potential effects of resolving litigated matters.

Business Combinations

We use the acquisition method of accounting for all business combination transactions, and accordingly, recognize the fair values of assets acquired, liabilities assumed and any noncontrolling interests in our consolidated financial statements.  The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date.  The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

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

Available-For-Sale Securities – Fair Valuation Methodologies and Associated Inputs

Securities classified as available-for-sale (“AFS”) consist of fixed maturity and equity securities and are stated at fair value with unrealized gains and losses included within accumulated other comprehensive income (loss) (“AOCI”), net of associated DAC, VOBA, DSI, future contract benefits, other contract holder funds and deferred income taxes.

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
•
Mortgage- and asset-backed securities – We also utilize additional inputs, which include new issues data, monthly payment information and monthly collateral performance, including prepayments, severity, delinquencies, step-down features and over collateralization features for each of our mortgage-backed securities (“MBS”), which include collateralized mortgage obligations and mortgage pass through securities backed by residential mortgages (“RMBS”), commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”).

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

AFS Securities – Evaluation for Recovery of Amortized Cost

We regularly review our AFS securities for declines in fair value that we determine to be other-than-temporary.  For an equity security, if we do not have the ability and intent to hold the security for a sufficient period of time to allow for a recovery in value, we conclude that an other-than-temporary impairment (“OTTI”) has occurred and the amortized cost of the equity security is written down to the current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  When assessing our ability and intent to hold the equity security to recovery, we consider, among other things, the severity and duration of the decline in fair value of the equity security as well as the cause of the decline, a fundamental analysis of the liquidity, and business prospects and overall financial condition of the issuer.

For our fixed maturity AFS securities (also referred to as “debt securities”), we generally consider the following to determine whether our unrealized losses are other-than-temporarily impaired:

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

For a debt security, if we intend to sell a security, or it is more likely than not we will be required to sell a debt security before recovery of its amortized cost basis and the fair value of the debt security is below amortized cost, we conclude that an OTTI has occurred and the amortized cost is written down to current fair value, with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  If we do not intend to sell a debt security, or it is not more likely than not we will be required to sell a debt security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the debt security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss), as this amount is deemed the credit portion of the OTTI.  The remainder of the decline to fair value is recorded in other comprehensive income (“OCI”) to unrealized OTTI on AFS securities on our Consolidated Statements of Stockholders’ Equity, as this amount is considered a noncredit (i.e., recoverable) impairment.

When assessing our intent to sell a debt security, or if it is more likely than not we will be required to sell a debt security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.  In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover.  The discount rate is the effective interest rate implicit in the underlying debt security.  The effective interest rate is the original yield, or the coupon if the debt security was previously impaired.  See the discussion below for additional information on the methodology and significant inputs, by security type, which we use to determine the amount of a credit loss.

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

Trading Securities

Trading securities consist of fixed maturity and equity securities in designated portfolios, some of which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements.  Investment results for the portfolios that support Modco and CFW reinsurance arrangements, including gains and losses from sales, are passed directly to the reinsurers pursuant to contractual terms of the reinsurance arrangements.  Trading securities are carried at fair value and changes in fair value and changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements, are recorded in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) as they occur.

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

Payables for Collateral on Investments

When we enter into collateralized financing transactions on our investments, a liability is recorded equal to the cash collateral received.  This liability is included within payables for collateral on investments on our Consolidated Balance Sheets.  Income and expenses associated with these transactions are recorded as investment income and investment expenses within net investment income on our Consolidated Statements of Comprehensive Income (Loss).  Changes in payables for collateral on investments are reflected within cash flows from investing activities on our Consolidated Statements of Cash Flows.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances.  Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate.  Premiums and discounts are amortized using the effective yield method over the life of the loan.  Interest income and amortization of premiums and discounts are reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss) along with mortgage loan fees, which are recorded as they are incurred.

Our commercial loan portfolio is comprised of long-term loans secured by existing commercial real estate.  As such, it does not exhibit risk characteristics unique to mezzanine, construction, residential, agricultural, land or other types of real estate loans.  We believe all of the loans in our portfolio share three primary risks:  borrower creditworthiness; sustainability of the cash flow of the property; and market risk; therefore, our methods for monitoring and assessing credit risk are consistent for our entire portfolio.  Loans are considered impaired when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement.  When we determine that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value.  The loan’s estimated value is based on:  the present value of expected future cash flows discounted at the loan’s effective interest rate; the loan’s observable market price; or the fair value of the loan’s collateral.  Valuation allowances are maintained at a level we believe is adequate to absorb estimated probable credit losses of each specific loan.  Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors.  Trends in market vacancy and rental rates are incorporated into the analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses.  In addition, we review each loan individually in our commercial mortgage loan portfolio on an annual basis to identify emerging risks.  We focus on properties that experienced a reduction in debt-service coverage or that have significant exposure to tenants with deteriorating credit profiles.  Where warranted, we establish or increase loss reserves for a specific loan based upon this analysis.  Our process for determining past due or delinquency status begins when a payment date is missed, at which time the borrower is contacted.  After the grace period expiration that may last up to 10 days, we send a default notice.  The default notice generally provides a short time period to cure the default. Our policy is to report loans that are 60 or more days past due, which equates to two or more payments missed, as delinquent.  We do not accrue interest on loans 90 days past due, and any interest received on these loans is either applied to the principal or recorded in net investment income on our Consolidated Statements of Comprehensive Income (Loss) when received, depending on the assessment of the collectibility of the loan.  We resume accruing interest once a loan complies with all of its original terms or restructured terms.  Mortgage loans deemed uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance for losses.  All mortgage loans that are impaired have an established allowance for credit losses.  Changes in valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

Real Estate

Real estate includes both real estate held for the production of income and real estate held-for-sale.  Real estate held for the production of income is carried at cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful life of the asset.  We periodically review properties held for the production of income for impairment.  Properties whose carrying values are greater than their projected undiscounted cash flows are written down to estimated fair value, with impairment losses reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  The estimated fair value of real estate is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks.  Real estate classified as held-for-sale is stated at the lower of depreciated cost or fair value less expected disposition costs at the time classified as held-for-sale.  Real estate is not depreciated while it is classified as held-for-sale.  Also, valuation allowances for losses are established, as appropriate, for real estate held-for-sale and any changes to the valuation allowances are reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).  Real estate acquired through foreclosure proceedings is recorded at fair value at the settlement date.

Derivative Instruments

We hedge certain portions of our exposure to interest rate risk, foreign currency exchange risk, equity market risk and credit risk by entering into derivative transactions.  All of our derivative instruments are recognized as either assets or liabilities on our Consolidated Balance Sheets at estimated fair value.  We categorized derivatives into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique as discussed above in “Fair Value Measurement.”  The accounting for changes in the estimated fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument based upon the exposure being hedged: as a cash flow hedge or a fair value hedge.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into net income in the same period or periods during which the hedged transaction affects net income.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net income during the period of change in estimated fair values.  For derivative instruments not designated as hedging instruments, but that are economic hedges, the gain or loss is recognized in net income.

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

DAC, VOBA, DSI and DFEL

Acquisition costs directly related to successful contract acquisitions or renewals of UL insurance, VUL insurance, traditional life insurance, annuities and other investment contracts have been deferred (i.e., DAC) to the extent recoverable.  VOBA is an intangible asset that reflects the estimated fair value of in-force contracts in a life insurance company acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in force at the acquisition date.  Bonus credits and excess interest for dollar cost averaging contracts are considered DSI.  Contract sales charges that are collected in the early years of an insurance contract are deferred (i.e., DFEL), and the unamortized balance is reported in other contract holder funds on our Consolidated Balance Sheets.

Both DAC and VOBA amortization, excluding amounts reported in realized gain (loss), is reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  DSI amortization, excluding amounts reported in realized gain (loss), is reported in interest credited on our Consolidated Statements of Comprehensive Income (Loss).  The amortization of DFEL, excluding amounts reported in realized gain (loss), is reported within insurance fees on our Consolidated Statements of Comprehensive Income (Loss).  The methodology for determining the amortization of DAC, VOBA, DSI and DFEL varies by product type.  For all insurance contracts, amortization is based on assumptions consistent with those used in the development of the underlying contract adjusted for emerging experience and expected trends.

Acquisition costs for UL and VUL insurance and investment-type products, which include fixed and variable deferred annuities, are generally amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins and actual realized gain (loss) on investments.  Contract lives for UL and VUL policies are estimated to be 40 years and 30 years, respectively, based on the expected lives of the contracts.  Contract lives for fixed and variable deferred annuities are generally between 13 and 30 years, while some of our fixed multi-year guarantee products have amortization periods equal to the guarantee period.  The front-end load annuity product has an assumed life of 25 years.  Longer lives are assigned to those blocks that have demonstrated favorable lapse experience.

Acquisition costs for all traditional contracts, including traditional life insurance contracts, such as individual whole life, group business and term life insurance, are amortized over periods of 7 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business.  There is currently no DAC, VOBA, DSI or DFEL balance or related amortization for fixed and variable payout annuities.

We account for modifications of insurance contracts that result in a substantially unchanged contract as a continuation of the replaced contract.  We account for modifications of insurance contracts that result in a substantially changed contract as an extinguishment of the replaced contract.

The carrying amounts of DAC, VOBA, DSI and DFEL are adjusted for the effects of realized and unrealized gains and losses on securities classified as AFS and certain derivatives and embedded derivatives.  Amortization expense of DAC, VOBA, DSI and DFEL reflects an assumption for an expected level of credit-related investment losses.  When actual credit-related investment losses are realized, we recognize a true-up to our DAC, VOBA, DSI and DFEL amortization within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) reflecting the incremental effect of actual versus expected credit-related investment losses.  These actual to expected amortization adjustments can create volatility from period to period in realized gain (loss).

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions and the projection models used for our estimates of future gross profits underlying the amortization of DAC, VOBA, DSI and DFEL and the calculations of the embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.  These assumptions include investment margins, mortality, retention, rider utilization and maintenance expenses (costs associated with maintaining records relating to insurance and individual and group annuity contracts, and with the processing of premium collections, deposits, withdrawals and commissions).  Based on our review, the cumulative balances of DAC, VOBA, DSI and DFEL included on our Consolidated Balance Sheets are adjusted with an offsetting benefit or charge to revenue or amortization expense to reflect such change related to our expectations of future EGPs (“unlocking”).  We may have unlocking in other quarters as we become aware of information that warrants updating assumptions outside of our annual comprehensive review.  We may also identify and implement actuarial modeling refinements that result in increases or decreases to the carrying values of DAC, VOBA, DSI, DFEL, embedded derivatives and reserves for life insurance and annuity products with living benefit and death benefit guarantees.

DAC, VOBA, DSI and DFEL are reviewed to ensure that the unamortized portion does not exceed the expected recoverable amounts.

Reinsurance

Our insurance companies enter into reinsurance agreements with other companies in the normal course of business.  Assets and liabilities and premiums and benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on our Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income (Loss), respectively, because there is a right of offset.  All other reinsurance agreements are reported on a gross basis on our Consolidated Balance Sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists.  Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.  Premiums, benefits and DAC are reported net of insurance ceded.

Goodwill

We recognize the excess of the purchase price, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of identifiable net assets acquired as goodwill.  Goodwill is not amortized, but is reviewed at least annually for indications of value impairment, with consideration given to financial performance and other relevant factors.  In addition, certain events, including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator or unanticipated competition, would cause us to review the carrying amounts of goodwill for impairment.  We perform a two-step test in our evaluation of the carrying value of goodwill for impairment, although we do have the option to first assess qualitative factors to determine if it is necessary to complete the two-step goodwill impairment test.  In Step 1 of the evaluation, the fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  If the fair value is greater than the carrying value, then the carrying value is deemed to be sufficient and Step 2 is not required.  If the fair value estimate is less than the carrying value, it is an indicator that impairment may exist and Step 2 is required to be performed.  In Step 2, the implied fair value of the reporting unit’s goodwill is determined by assigning the reporting unit’s fair value as determined in Step 1 to all of its net assets (recognized and unrecognized) as if the reporting unit had been acquired in a business combination at the date of the impairment test.  If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its fair value, and a charge is reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).

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

The carrying values of specifically identifiable intangible assets are reviewed at least annually for indicators of impairment in value that are other-than-temporary, including unexpected or adverse changes in the following:  the economic or competitive environments in which the company operates; profitability analyses; cash flow analyses; and the fair value of the relevant business operation.  If there was an indication of impairment, then the discounted cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary and reported in impairment of intangibles on our Consolidated Statements of Comprehensive Income (Loss).  Sales force intangibles are attributable to the value of the new business distribution system acquired through business combinations.  These assets are amortized on a straight-line basis over their useful life of 25 years.  Federal Communications Commission (“FCC”) licenses acquired through business combinations are not amortized.

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

As discussed in Note 6, certain features of these guarantees are accounted for as embedded derivative reserves, whereas other guarantees are accounted for as benefit reserves.  Other guarantees contain characteristics of both and are accounted for under an approach that calculates the value of the embedded derivative reserve and the benefit reserve based on the specific characteristics of each guaranteed living benefit (“GLB”) feature.  We use derivative instruments to hedge our exposure to the risks and earnings volatility that result from the embedded derivatives for living benefits in certain of our variable annuity products.  The change in fair value of these instruments tends to move in the opposite direction of the change in the value of the associated reserves.  The net impact of these changes is reported as a component of realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

The “market consistent scenarios” used in the determination of the fair value of the GLB liability are similar to those used by an investment bank to value derivatives for which the pricing is not transparent and the aftermarket is nonexistent or illiquid.  We use risk-neutral Monte Carlo simulations in our calculation to value the entire block of guarantees, which involve 100 unique scenarios per policy or approximately 38 million scenarios.  The market consistent scenario assumptions, as of each valuation date, are those we view to be appropriate for a hypothetical market participant. The market consistent inputs include assumptions for the capital markets (e.g., implied volatilities, correlation among indices, risk-free swap curve, etc.), policyholder behavior (e.g., policy lapse, benefit utilization, mortality, etc.), risk margins, administrative expenses and a margin for profit. We believe these assumptions are consistent with those that would be used by a market participant; however, as the related markets develop we will continue to reassess our assumptions.  It is possible that different valuation techniques and assumptions could produce a materially different estimate of fair value.

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

The liabilities for future claim reserves for variable annuity products containing GDB features are calculated by estimating the present value of total expected benefit payments over the life of the contract from inception divided by the present value of total expected assessments over the life of the contract (“benefit ratio”) multiplied by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GDB payments plus interest on the liability.  The change in the liability for a period is the benefit ratio multiplied by the assessments recorded for the period less GDB claims paid in the period plus interest.  As experience or assumption changes result in a change in expected benefit payments or assessments, the benefit ratio is unlocked, that is, recalculated using the updated expected benefit payments and assessments over the life of the contract since inception.  The revised benefit ratio is then applied to the liability calculation described above, with the resulting change in liability reported as benefit ratio unlocking.

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

The business written or assumed by us includes participating life insurance contracts, under which the contract holder is entitled to share in the earnings of such contracts via receipt of dividends.  The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations.  As of December 31, 2012 and 2011, participating policies comprised approximately 1% of the face amount of insurance in force, and dividend expenses were $71 million, $79 million and $82 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Future contract benefits on our Consolidated Balance Sheets include GLB features and remaining guaranteed interest and similar contracts that are carried at fair value, which represents approximate exit value including an estimate for our non-performance risk (“NPR”).  Certain of these features have elements of both insurance benefits and embedded derivatives.  Through our hybrid accounting approach, we assign benefits to the embedded derivative or insurance based on the life-contingent nature of the benefits.  We classify these items in Level 3 within the hierarchy levels described above in “Fair Value Measurement.”

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

In bifurcating the embedded derivative of our GLB features on our variable annuity products, we attribute to the embedded derivative the portion of total fees collected from the contract holder that relate to the GLB riders (the “attributed fees”), which are not reported within insurance fees on our Consolidated Statements of Comprehensive Income (Loss).  These attributed fees represent the present value of future claims expected to be paid for the GLB at the inception of the contract plus a margin that a theoretical market participant would include for risk/profit and are reported within realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

For CDOs and MBS, included in the trading and AFS fixed maturity securities portfolios, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities.  When actual prepayments differ significantly from originally anticipated prepayments, the retrospective effective yield is recalculated to reflect actual payments to date and a catch up adjustment is recorded in the current period.  In addition, the new effective yield, which reflects anticipated future payments, is used prospectively.  Any adjustments resulting from changes in effective yield are reflected in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

Realized Gain (Loss)

Realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss) includes realized gains and losses from the sale of investments, write-downs for other-than-temporary impairments of investments, certain derivative and embedded derivative gains and losses, gains and losses on the sale of subsidiaries and businesses and net gains and losses on reinsurance embedded derivative and trading securities.  Realized gains and losses on the sale of investments are determined using the specific identification method.  Realized gain (loss) is recognized in net income, net of associated amortization of DAC, VOBA, DSI and DFEL.  Realized gain (loss) is also net of allocations of investment gains and losses to certain contract holders and certain funds withheld on reinsurance arrangements for which we have a contractual obligation.

Other Revenues and Fees

Other revenues and fees consists primarily of fees attributable to broker-dealer services recorded as earned at the time of sale, changes in the market value of our seed capital investments and communications sales recognized as earned, net of agency and representative commissions.

Interest Credited

Interest credited includes interest credited to contract holder account balances.  Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2010 through 2012 ranged from 1.00% to 9.00%.

Benefits

Benefits for UL and other interest-sensitive life insurance products include benefit claims incurred during the period in excess of contract account balances.  Benefits also include the change in reserves for life insurance products with secondary guarantee benefits, annuity products with guaranteed death and living benefits, and certain annuities with life contingencies.  For traditional life, group health and disability income products, benefits are recognized when incurred in a manner consistent with the related premium recognition policies.

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

Stock-Based Compensation

In general, we expense the fair value of stock awards included in our incentive compensation plans.  As of the date our stock awards are approved, the fair value of stock options is determined using a Black-Scholes options valuation methodology, and the fair value of other stock awards is based upon the market value of the stock.  The fair value of the awards is expensed over the performance or service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in stockholders’ equity.  We classify certain stock awards as liabilities.  For these awards, the settlement value is classified as a liability on our Consolidated Balance Sheets and the liability is marked-to-market through net income at the end of each reporting period.  Stock-based compensation expense is reflected in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the average common shares outstanding.  Diluted EPS is computed assuming the conversion or exercise of dilutive convertible preferred securities, nonvested stock, stock options, performance share units and warrants outstanding during the year.

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

2.  New Accounting Standards

Adoption of New Accounting Standards

Comprehensive Income Topic

In June 2011, the FASB issued (ASU) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”).  The amendments in ASU 2011-05 provided entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB deferred certain requirements in ASU 2011-05 related to the presentation of reclassification adjustments out of accumulated OCI by issuing ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The FASB reconsidered these presentation requirements based on input from financial statements users and preparers.  The deferral did not affect the adoption of the other requirements in ASU 2011-05.  We adopted the remaining provisions of ASU 2011-05 as of January 1, 2012, and have included a single continuous statement of comprehensive income in Item 8 of this annual report on Form 10-K.

Consolidations Topic

In June 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which replaced the consolidation guidance for VIEs with new consolidation guidance whereby entities perform a qualitative assessment of the VIE to identify the variable interest that is the primary beneficiary and ultimately required to consolidate the VIE.  In February 2010, the FASB deferred application of the guidance in ASU 2009-17 for reporting entities with interests in an entity that applies the specialized accounting guidance for investment companies.

Effective January 1, 2010, we adopted the amendments in ASU 2009-17 and accordingly reconsidered our involvement with all our VIEs and the primary beneficiary of the VIEs.  We concluded we are the primary beneficiary of the VIEs associated with our investments in credit-linked notes (“CLNs”), and, as such, consolidated all of the assets and liabilities of these VIEs and recorded a cumulative effect adjustment of $169 million, after-tax, to the beginning balance of retained earnings as of January 1, 2010.  In addition, we considered our investments in LPs and other alternative investments, and concluded these investments are within the scope of the FASB’s February 2010 deferral, and, as such, they are not currently subject to the amended consolidation guidance in ASU 2009-17.  As a result, we will continue to account for our alternative investments consistent with the accounting policy in Note 1.  See Note 4 for more detail regarding the consolidation of our VIEs.

Fair Value Measurements and Disclosures Topic

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ASU 2011-04”), which was issued to create a consistent framework for the application of fair value measurement across jurisdictions.  The amendments include wording changes to GAAP in order to clarify the FASB’s intent about the application of existing fair value measurements and disclosure requirements, as well as to change a particular principle or existing requirement for measuring fair value or disclosing information about fair value measurements.  There were no additional fair value measurements required upon the adoption of ASU 2011-04.  We adopted the provisions of ASU 2011-04 effective January 1, 2012, and have included the additional disclosures required for fair value measurements in Note 21.

Financial Services – Insurance Industry Topic

In October 2010, the FASB issued ASU No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”, which clarifies the types of costs incurred by an insurance entity that can be capitalized in the acquisition of insurance contracts.  Only those costs incurred that result directly from and are essential to the successful acquisition of new or renewal insurance contracts may be capitalized as deferrable acquisition costs.  The determination of deferability must be made on a contract-level basis.

Prior to the adoption of ASU 2010-26, we defined DAC as commissions and other costs of acquiring UL insurance, VUL insurance, traditional life insurance, annuities and other investments contracts that vary with and are related primarily to new or renewal business, regardless of whether the acquisition efforts were successful or unsuccessful.  Upon the adoption of ASU 2010-26, we revised our accounting policy to only defer acquisition costs directly related to successful contract acquisitions or renewals, and excluded from DAC those costs incurred for soliciting potential customers, market research, training, administration, management of distribution and underwriting functions, unsuccessful acquisition or renewal efforts and product development.  In addition, indirect acquisition costs including administrative costs, rent, depreciation, occupancy costs, equipment costs and other general overhead are excluded from DAC.  The costs that are considered non-deferrable acquisition costs under ASU 2010-26 are expensed in the period incurred.

We adopted the provisions of ASU 2010-26 as of January 1, 2012, and elected to retrospectively restate all prior periods.  For information regarding the effects to our prior period Consolidated Balance Sheets, Consolidated Statements of Income (Loss) and Consolidated Statements of Stockholders’ Equity, see Note 1.

Intangibles – Goodwill and Other Topic

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which provides an option to first assess qualitative factors to determine if it is necessary to complete the two-step goodwill impairment test.  If the assessment of relevant events and circumstances leads to a conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary.  However, if a conclusion is reached otherwise, the two-step impairment test must be completed.  An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to the two-step goodwill impairment test, and resume qualitative assessment for the same reporting unit in a subsequent reporting period.  We adopted the provisions of ASU 2011-08 effective January 1, 2012.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which provides an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If based on the qualitative assessment an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the quantitative impairment test is not required.  In addition, an entity has the option to bypass the qualitative assessment in any period and proceed directly to the quantitative assessment, with the option to return to the qualitative assessment in any subsequent period.  We adopted the provisions of ASU 2012-02 effective October 1, 2012.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

Transfers and Servicing Topic

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (“ASU 2011-03”), which revises the criteria for assessing effective control for repurchase agreements and other similar agreements.  The determination of whether the transfer of a financial asset subject to a repurchase agreement is a sale is based, in part, on whether the entity maintains effective control over the financial asset.  ASU 2011-03 removes:  the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee; and the related requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.  We adopted the provisions of ASU 2011-03 effective January 1, 2012.  The adoption did not have a material effect on our consolidated financial condition and results of operations.

Future Adoption of New Accounting Standards

Balance Sheet Topic

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), to address certain comparability issues between financial statements prepared in accordance with GAAP and those prepared in accordance with International Financial Reporting Standards.  In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), to provide information regarding the scope of the disclosures required by ASU 2011-11 to the financial instruments and derivatives reported in an entity’s financial statements.  ASU 2011-11 will require an entity to provide enhanced disclosures about certain financial instruments and derivatives, as defined in ASU 2013-01, to enable users to understand the effects of offsetting in the financial statements as well as the effects of master netting arrangements on an entity’s financial condition.  The amendments in ASU 2011-11 and ASU 2013-01, are effective for annual and interim reporting periods beginning on or after January 1, 2013, with respective disclosures required for all comparative periods presented.  We will adopt the requirements in ASU 2011-11 and ASU 2013-01 for the quarterly period ending March 31, 2013, and will include the required disclosures in the notes to our consolidated financial statements.

Comprehensive Income Topic

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”), which requires enhanced reporting of such amounts either on the face of the financial statements or in the notes to the financial statements.  Under ASU 2013-02, the type of reclassification out of AOCI, as defined under current GAAP, will dictate whether the disclosure must provide the effect of the reclassification on the respective financial statement line items or whether cross-referencing to other disclosures that provide additional detail about the reclassification will be required.  The amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012.  We will adopt the requirements of ASU 2013-02 beginning with our financial statements for the quarterly period ending March 31, 2013, and will include the enhanced disclosures in the notes to our consolidated financial statements.

3.  Dispositions

Newton County Loan & Savings, FSB (“NCLS”)

On November 30, 2011, we completed the liquidation of NCLS, a federally regulated savings bank located in Indiana, which did not have a material effect on our consolidated financial condition or results of operations.

Discontinued Investment Management Operations

On January 4, 2010, we closed on the stock sale of our subsidiary Delaware Management Holdings, Inc. (“Delaware”), which provided investment products and services to individuals and institutions, to Macquarie Bank Limited.

In addition, certain of our subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our primary insurance subsidiary, entered into investment advisory agreements with Delaware, pursuant to which Delaware will continue to manage the majority of the general account insurance assets of the subsidiaries.  The investment advisory agreements have 10-year terms, and we may terminate them without cause, subject to a purchase price adjustment of up to $58 million, the amount of which is dependent on the timing of any termination and which agreements are terminated.  The amount of the potential adjustment will decline on a pro rata basis over the 10-year term of the advisory agreements.

We reclassified the results of operations of Delaware into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Comprehensive Income (Loss), and selected amounts (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Gain (loss) on sale of business	$-	$-	$4
Total revenues	$-	$-	$4

Discontinued Operations Before Disposal
Income (loss) from discontinued operations before disposal, before federal income taxes	$-	$-	$(13)
Federal income tax expense (benefit)	-	-	(2)
Income (loss) from discontinued operations before disposal	-	-	(11)

Disposal
Gain (loss) on disposal, before federal income taxes	$(1)	$(3)	$37
Federal income tax expense (benefit)	(28)	5	13
Gain (loss) on disposal	27	(8)	24
Income (loss) from discontinued operations	$27	$(8)	$13

The income from discontinued operations for the year ended December 31, 2012, related to the release of reserves associated with prior tax years that were closed out during the year and a purchase price adjustment associated with the termination of a portion of the investment advisory agreement with Delaware.  The loss from discontinued operations for the year ended December 31, 2011, related to an unfavorable tax return true-up from the prior year.  The income from discontinued operations for the year ended December 31, 2010, included final cash received toward the purchase price for certain institutional taxable fixed income business sold during the fourth quarter 2007, and also reflected stock compensation expense attributable to the acceleration of vesting of equity awards for certain Delaware employees upon the sale of Delaware.

Discontinued Lincoln UK Operations

On October 1, 2009, we closed on the stock sale of Lincoln National (UK) plc (“Lincoln UK”), our subsidiary, which focused primarily on providing life and retirement income products in the United Kingdom to SLF of Canada UK Limited, and we retained Lincoln UK’s pension plan assets and liabilities.

We have reclassified the results of operations of Lincoln UK into income (loss) from discontinued operations, net of federal income taxes, for all periods presented on our Consolidated Statements of Comprehensive Income (Loss), and selected amounts (in millions) as of December 31, 2010, were as follows:

Disposal
Gain (loss) on disposal, before federal income taxes	$29
Federal income tax expense (benefit)	13
Gain (loss) on disposal	16
Income (loss) from discontinued operations	$16

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

Because the note holders do not have voting rights or similar rights, we determined the entities issuing the CLNs are VIEs, and as a note holder, our interest represented a variable interest.  We have the power to direct the most significant activity affecting the performance of both CLN structures, as we have the ability to actively manage the reference portfolio underlying the credit default swaps.  In addition, we receive returns from the CLN structures and may absorb losses that could potentially be significant to the CLN structures.  As such, we concluded that we are the primary beneficiary of the VIEs associated with the CLNs.  We reflected the assets and liabilities on our Consolidated Balance Sheets and recognized the results of operations of these VIEs on our Consolidated Statements of Comprehensive Income (Loss) since adopting new accounting guidance in the first quarter of 2010.  See “Consolidations Topic” in Note 2 for more detail regarding the effect of the adoption.

As a result of consolidating the CLNs, we also consolidate the derivative instruments in the CLN structures.  The credit default swaps create variability in the CLN structures and expose the note holders to the credit risk of the referenced portfolio.  The contingent forward contracts transfer a portion of the loss in the underlying fixed maturity corporate asset-backed credit card loan securities back to the counterparty after credit losses reach our attachment point.

The following summarizes information regarding the CLN structures (dollars in millions) as of December 31, 2012:

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

The following summarizes the exposure of the CLN structures’ underlying collateral by industry and rating as of December 31, 2012:

	AAA	AA	A	BBB	BB	B	CCC	Total
Industry
Financial intermediaries	-%	2.1%	7.0%	1.4%	-%	-%	-%	10.5%
Telecommunications	-%	-%	5.5%	4.5%	-%	0.5%	-%	10.5%
Oil and gas	0.3%	2.1%	1.0%	4.6%	-%	-%	-%	8.0%
Utilities	-%	-%	2.6%	2.0%	-%	-%	-%	4.6%
Chemicals and plastics	-%	-%	2.3%	1.2%	0.4%	-%	-%	3.9%
Drugs	0.3%	2.2%	1.2%	-%	-%	-%	-%	3.7%
Retailers (except food and drug)	-%	-%	2.1%	0.9%	0.5%	-%	-%	3.5%
Industrial equipment	-%	-%	3.0%	0.3%	-%	-%	-%	3.3%
Sovereign	-%	0.7%	1.2%	1.3%	-%	-%	-%	3.2%
Conglomerates	-%	2.3%	0.9%	-%	-%	-%	-%	3.2%
Forest products	-%	-%	-%	1.6%	1.4%	-%	-%	3.0%
Other	-%	4.5%	15.4%	17.4%	4.1%	0.9%	0.3%	42.6%
Total	0.6%	13.9%	42.2%	35.2%	6.4%	1.4%	0.3%	100.0%

Statutory Trust Note

In August 2011, we purchased a $100 million note issued by a statutory trust (“Issuer”) in a private placement offering.  The proceeds were used by the Issuer to purchase U.S. Treasury securities to be held as collateral assets supporting an excess mortality swap.  Our maximum exposure to loss is limited to our original investment in the notes.  We have concluded that the Issuer of the note is a VIE as the entity does not have sufficient equity to support its activities without additional financial support, and as a note holder, our interest represents a variable interest.  In our evaluation of the primary beneficiary, we concluded that our economic interest was greater than our stated power.  As a result, we concluded that we are the primary beneficiary of the VIE and consolidate all of the assets and liabilities of the Issuer on our Consolidated Balance Sheets as of August 1, 2011.

Asset and liability information (dollars in millions) for these consolidated VIEs included on our Consolidated Balance Sheets was as follows:

	As of December 31, 2012			As of December 31, 2011
	Number			Number
	of	Notional	Carrying	of	Notional	Carrying
	Instruments	Amounts	Value	Instruments	Amounts	Value
Assets
Fixed maturity securities:
Asset-backed credit card loan	N/A	$-	$598	N/A	$-	$592
U.S. government bonds	N/A	-	110	N/A	-	108
Excess mortality swap	1	100	-	1	100	-
Total assets (1)	1	$100	$708	1	$100	$700

Liabilities
Non-qualifying hedges:
Credit default swaps	2	$600	$129	2	$600	$295
Contingent forwards	2	-	(1)	2	-	(4)
Total non-qualifying hedges	4	600	128	4	600	291
Federal income tax	N/A	-	(36)	N/A	-	(98)
Total liabilities (2)	4	$600	$92	4	$600	$193

(1)	Reported in VIEs' fixed maturity securities on our Consolidated Balance Sheets.
(2)	Reported in VIEs' liabilities on our Consolidated Balance Sheets.

For details related to the fixed maturity AFS securities for these VIEs, see Note 5.

As described more fully in Note 1, we regularly review our investment holdings for OTTI.  Based upon this review, we believe that the fixed maturity securities were not other-than-temporarily impaired as of December 31, 2012.

The gains (losses) for these consolidated VIEs (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended
	December 31,
	2012	2011
Non-Qualifying Hedges
Credit default swaps	$166	$(80)
Contingent forwards	(3)	(2)
Total non-qualifying hedges (1)	$163	$(82)

(1)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).

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

The amortized cost, gross unrealized gains, losses and OTTI and fair value of AFS securities (in millions) were as follows:

	As of December 31, 2012
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$60,124	$8,219	$219	$108	$68,016
U.S. government bonds	383	59	-	-	442
Foreign government bonds	562	92	-	-	654
RMBS	5,763	471	3	60	6,171
CMBS	970	68	16	19	1,003
CDOs	189	2	3	8	180
State and municipal bonds	3,546	814	7	-	4,353
Hybrid and redeemable preferred securities	1,181	106	70	-	1,217
VIEs' fixed maturity securities	677	31	-	-	708
Total fixed maturity securities	73,395	9,862	318	195	82,744
Equity securities	137	22	2	-	157
Total AFS securities	$73,532	$9,884	$320	$195	$82,901

	As of December 31, 2011
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities:
Corporate bonds	$53,661	$6,185	$517	$68	$59,261
U.S. government bonds	439	55	-	-	494
Foreign government bonds	668	65	-	-	733
RMBS	7,690	548	73	126	8,039
CMBS	1,642	73	106	9	1,600
CDOs	121	-	19	-	102
State and municipal bonds	3,490	566	9	-	4,047
Hybrid and redeemable preferred securities	1,277	50	170	-	1,157
VIEs' fixed maturity securities	673	27	-	-	700
Total fixed maturity securities	69,661	7,569	894	203	76,133
Equity securities	135	16	12	-	139
Total AFS securities	$69,796	$7,585	$906	$203	$76,272

The amortized cost and fair value of fixed maturity AFS securities by contractual maturities (in millions) as of December 31, 2012, were as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$2,858	$2,910
Due after one year through five years	12,676	13,845
Due after five years through ten years	24,171	27,098
Due after ten years	26,768	31,537
Subtotal	66,473	75,390
MBS	6,733	7,174
CDOs	189	180
Total fixed maturity AFS securities	$73,395	$82,744

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

The fair value and gross unrealized losses, including the portion of OTTI recognized in OCI, of AFS securities (dollars in millions), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	As of December 31, 2012
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,853	$145	$934	$182	$3,787	$327
RMBS	272	39	199	24	471	63
CMBS	66	16	113	19	179	35
CDOs	10	8	53	3	63	11
State and municipal bonds	64	1	24	6	88	7
Hybrid and redeemable preferred securities	71	3	293	67	364	70
Total fixed maturity securities	3,336	212	1,616	301	4,952	513
Equity securities	7	2	-	-	7	2
Total AFS securities	$3,343	$214	$1,616	$301	$4,959	$515

Total number of AFS securities in an unrealized loss position						626

	As of December 31, 2011
	Less Than or Equal		Greater Than
	to Twelve Months		Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair	Losses and	Fair	Losses and	Fair	Losses and
	Value	OTTI	Value	OTTI	Value	OTTI
Fixed maturity securities:
Corporate bonds	$2,848	$162	$1,452	$423	$4,300	$585
RMBS	565	125	429	74	994	199
CMBS	178	15	146	100	324	115
CDOs	9	1	80	18	89	19
State and municipal bonds	31	-	30	9	61	9
Hybrid and redeemable preferred securities	324	23	353	147	677	170
Total fixed maturity securities	3,955	326	2,490	771	6,445	1,097
Equity securities	38	12	-	-	38	12
Total AFS securities	$3,993	$338	$2,490	$771	$6,483	$1,109

Total number of AFS securities in an unrealized loss position						897

For information regarding our investments in VIEs, see Note 4.

We perform detailed analysis on the AFS securities backed by pools of residential and commercial mortgages that are most at risk of impairment based on factors discussed in Note 1.  Selected information for these securities in a gross unrealized loss position (in millions) was as follows:

	As of December 31, 2012
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$1,181	$980	$201
AFS securities backed by pools of commercial mortgages	236	192	44
Total	$1,417	$1,172	$245

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$1,173	$972	$201
AFS securities backed by pools of commercial mortgages	56	40	16
Total	$1,229	$1,012	$217

	As of December 31, 2011
	Amortized	Fair	Unrealized
	Cost	Value	Loss
Total
AFS securities backed by pools of residential mortgages	$2,023	$1,553	$470
AFS securities backed by pools of commercial mortgages	472	344	128
Total	$2,495	$1,897	$598

Subject to Detailed Analysis
AFS securities backed by pools of residential mortgages	$2,015	$1,545	$470
AFS securities backed by pools of commercial mortgages	126	61	65
Total	$2,141	$1,606	$535

For the years ended December 31, 2012 and 2011, we recorded OTTI for AFS securities backed by pools of residential and commercial mortgages of $103 million and $135 million, pre-tax, respectively, and before associated amortization expense for DAC, VOBA, DSI and DFEL, of which $(45) million and $(15) million, respectively, was recognized in OCI and $148 million and $150 million, respectively, was recognized in net income (loss).

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI (in millions) and number of AFS securities where the fair value had declined and remained below amortized cost by greater than 20% were as follows:

	As of December 31, 2012
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$34	$9	$1	14
Nine months or greater, but less than twelve months	15	10	-	3
Twelve months or greater	395	179	128	131
Total	$444	$198	$129	148

	As of December 31, 2011
				Number
	Fair	Gross Unrealized		of
	Value	Losses	OTTI	Securities	(1)
Less than six months	$385	$125	$31	56
Six months or greater, but less than nine months	53	30	12	18
Nine months or greater, but less than twelve months	2	-	1	7
Twelve months or greater	615	470	111	175
Total	$1,055	$625	$155	256

(1)	We may reflect a security in more than one aging category based on various purchase dates.

We regularly review our investment holdings for OTTI.  Our gross unrealized losses on AFS securities as of December 31, 2012, decreased $594 million in comparison to December 31, 2011.  As discussed further below, we believe the unrealized loss position as of December 31, 2012, did not represent OTTI as we did not intend to sell these fixed maturity AFS securities, it is not more likely than not that we will be required to sell the fixed maturity AFS securities before recovery of their amortized cost basis, the estimated future cash flows were equal to or greater than the amortized cost basis of the debt securities, or we had the ability and intent to hold the equity AFS securities for a period of time sufficient for recovery.

Based upon this evaluation as of December 31, 2012, management believes we have the ability to generate adequate amounts of cash from our normal operations (e.g., insurance premiums and fees and investment income) to meet cash requirements with a prudent margin of safety without requiring the sale of our temporarily-impaired securities.

As of December 31, 2012, the unrealized losses associated with our corporate bond securities were attributable primarily to securities that were backed by commercial loans and individual issuer companies.  For our corporate bond securities with commercial loans as the underlying collateral, we evaluated the projected credit losses in the underlying collateral and concluded that we had sufficient subordination or other credit enhancement when compared with our estimate of credit losses for the individual security and we expected to recover the entire amortized cost for each security.  For individual issuers, we performed detailed analysis of the financial performance of the issuer and determined that we expected to recover the entire amortized cost for each security.

As of December 31, 2012, the unrealized losses associated with our MBS and CDOs were attributable primarily to collateral losses and credit spreads.  We assessed for credit impairment using a cash flow model as discussed above.  The key assumptions included default rates, severities and prepayment rates.  We estimated losses for a security by forecasting the underlying loans in each transaction.  The forecasted loan performance was used to project cash flows to the various tranches in the structure, as applicable.  Our forecasted cash flows also considered, as applicable, independent industry analyst reports and forecasts, sector credit ratings and other independent market data.  Based upon our assessment of the expected credit losses of the security given the performance of the underlying collateral compared to our subordination or other credit enhancement, we expected to recover the entire amortized cost basis of each security.

As of December 31, 2012, the unrealized losses associated with our hybrid and redeemable preferred securities were attributable primarily to wider credit spreads caused by illiquidity in the market and subordination within the capital structure, as well as credit risk of specific issuers.  For our hybrid and redeemable preferred securities, we evaluated the financial performance of the issuer based upon credit performance and investment ratings and determined we expected to recover the entire amortized cost of each security.

Changes in the amount of credit loss of OTTI recognized in net income (loss) where the portion related to other factors was recognized in OCI (in millions) on fixed maturity AFS securities were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance as of beginning-of-year	$390	$319	$268
Increases attributable to:
Credit losses on securities for which an OTTI was not previously recognized	108	55	14
Credit losses on securities for which an OTTI was previously recognized	62	71	65
Decreases attributable to:
Securities sold	(136)	(55)	(28)
Balance as of end-of-year	$424	$390	$319

During 2012, 2011 and 2010, we recorded credit losses on securities for which an OTTI was not previously recognized as we determined the cash flows expected to be collected would not be sufficient to recover the entire amortized cost basis of the debt security.  The credit losses we recorded on securities for which an OTTI was not previously recognized were attributable primarily to one or a combination of the following reasons:

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

Details of the amount of credit loss of OTTI recognized in net income (loss) for which a portion related to other factors was recognized in OCI (in millions), were as follows:

	As of December 31, 2012
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$299	$4	$98	$205	$104
RMBS	636	22	40	618	227
CMBS	41	1	16	26	93
Total	$976	$27	$154	$849	$424
	As of December 31, 2011
		Gross Unrealized			OTTI in
	Amortized		Losses and	Fair	Credit
	Cost	Gains	OTTI	Value	Losses
Corporate bonds	$169	$1	$67	$103	$51
RMBS	690	1	128	563	301
CMBS	17	-	10	7	38
Total	$876	$2	$205	$673	$390

Trading Securities

Trading securities at fair value (in millions) consisted of the following:

	As of December 31,
	2012	2011
Fixed maturity securities:
Corporate bonds	$1,929	$1,908
U.S. government bonds	310	376
Foreign government bonds	31	39
RMBS	192	244
CMBS	17	31
CDOs	4	4
State and municipal bonds	27	26
Hybrid and redeemable preferred securities	42	45
Total fixed maturity securities	2,552	2,673
Equity securities	2	2
Total trading securities	$2,554	$2,675

The portion of the market adjustment for losses that relate to trading securities still held as of December 31, 2012, 2011 and 2010, was $53 million, $118 million and $93 million, respectively.

Mortgage Loans on Real Estate

Mortgage loans on real estate principally involve commercial real estate.  The commercial loans are geographically diversified throughout the U.S. with the largest concentrations in California and Texas, which accounted for 32% of mortgage loans on real estate as of December 31, 2012 and 2011.

The following provides the current and past due composition of our mortgage loans on real estate (in millions):

	As of December 31,
	2012	2011
Current	$7,011	$6,858
60 to 90 days past due	8	26
Greater than 90 days past due	24	76
Valuation allowance associated with impaired mortgage loans on real estate	(21)	(31)
Unamortized premium (discount)	7	13
Total carrying value	$7,029	$6,942

The number of impaired mortgage loans on real estate, each of which had an associated specific valuation allowance, and the carrying value of impaired mortgage loans on real estate (dollars in millions) were as follows:

	As of December 31,
	2012	2011
Number of impaired mortgage loans on real estate	10	12

Principal balance of impaired mortgage loans on real estate	$75	$100
Valuation allowance associated with impaired mortgage loans on real estate	(21)	(31)
Carrying value of impaired mortgage loans on real estate	$54	$69

The average carrying value on the impaired mortgage loans on real estate (in millions) was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Average carrying value for impaired mortgage loans on real estate	$51	$57	$54
Interest income recognized on impaired mortgage loans on real estate	1	2	3
Interest income collected on impaired mortgage loans on real estate	1	2	3

As described in Note 1, we use the loan-to-value and debt-service coverage ratios as credit quality indicators for our mortgage loans, which were as follows (dollars in millions):

	As of December 31, 2012			As of December 31, 2011
			Debt-			Debt-
			Service			Service
	Principal	% of	Coverage	Principal	% of	Coverage
Loan-to-Value	Amount	Total	Ratio	Amount	Total	Ratio
Less than 65%	$5,677	80.6%	1.68	$5,338	76.7%	1.61
65% to 74%	897	12.7%	1.39	1,198	17.2%	1.37
75% to 100%	386	5.5%	0.84	308	4.4%	0.92
Greater than 100%	83	1.2%	0.66	116	1.7%	0.36
Total mortgage loans on real estate	$7,043	100.0%		$6,960	100.0%

Alternative Investments

As of December 31, 2012 and 2011, alternative investments included investments in 98 and 96 different partnerships, respectively, and the portfolio represented less than 1% of our overall invested assets.

Net Investment Income

The major categories of net investment income (in millions) on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Fixed maturity AFS securities	$3,910	$3,842	$3,694
Equity AFS securities	6	5	6
Trading securities	147	154	157
Mortgage loans on real estate	397	408	424
Real estate	16	22	24
Standby real estate equity commitments	-	1	1
Policy loans	163	165	169
Invested cash	4	4	7
Commercial mortgage loan prepayment and bond make-whole premiums	48	82	67
Alternative investments	125	90	93
Consent fees	4	3	8
Other investments	(19)	(13)	11
Investment income	4,801	4,763	4,661
Investment expense	(103)	(111)	(120)
Net investment income	$4,698	$4,652	$4,541

Realized Gain (Loss) Related to Certain Investments

The detail of the realized gain (loss) related to certain investments (in millions) was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Fixed maturity AFS securities:
Gross gains	$16	$86	$107
Gross losses	(202)	(227)	(248)
Equity AFS securities:
Gross gains	1	12	9
Gross losses	(9)	-	(3)
Gain (loss) on other investments	2	(9)	(53)
Associated amortization of DAC, VOBA, DSI and DFEL and changes in other contract holder funds	2	(10)	8
Total realized gain (loss) related to certain investments	$(190)	$(148)	$(180)

Details underlying write-downs taken as a result of OTTI (in millions) that were recognized in net income (loss) and included in realized gain (loss) on AFS securities above, and the portion of OTTI recognized in OCI (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
OTTI Recognized in Net Income (Loss)
Fixed maturity securities:
Corporate bonds	$(65)	$(14)	$(90)
RMBS	(53)	(79)	(65)
CMBS	(55)	(57)	(41)
CDOs	(2)	(1)	(1)
Hybrid and redeemable preferred securities	-	(2)	(5)
Total fixed maturity securities	(175)	(153)	(202)
Equity securities	(8)	-	(3)
Gross OTTI recognized in net income (loss)	(183)	(153)	(205)
Associated amortization of DAC, VOBA, DSI and DFEL	30	29	45
Net OTTI recognized in net income (loss), pre-tax	$(153)	$(124)	$(160)

Portion of OTTI Recognized in OCI
Gross OTTI recognized in OCI	$121	$58	$97
Change in DAC, VOBA, DSI and DFEL	(15)	(13)	(10)
Net portion of OTTI recognized in OCI, pre-tax	$106	$45	$87

Determination of Credit Losses on Corporate Bonds and CDOs

As of December 31, 2012 and 2011, we reviewed our corporate bond and CDO portfolios for potential shortfall in contractual principal and interest based on numerous subjective and objective inputs.  The factors used to determine the amount of credit loss for each individual security, include, but are not limited to, near term risk, substantial discrepancy between book and market value, sector or company-specific volatility, negative operating trends and trading levels wider than peers.

Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is those rated BBB- or higher by Standard & Poor’s (“S&P”) Rating Services or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2012 and 2011, 96% of the fair value of our corporate bond portfolio was rated investment grade.  As of December 31, 2012 and 2011, the portion of our corporate bond portfolio rated below investment grade had an amortized cost of $3.0 billion and $2.6 billion, respectively, and a fair value of $2.9 billion and $2.4 billion, respectively.  As of December 31, 2012 and 2011, 93% and 97%, respectively, of the fair value of our CDO portfolio was rated investment grade.  As of December 31, 2012 and 2011, the portion of our CDO portfolio rated below investment grade had an amortized cost of $21 million and $3 million, respectively, and fair value of $13 million and $3 million, respectively.  Based upon the analysis discussed above, we believed as of December 31, 2012 and 2011, that we would recover the amortized cost of each investment grade corporate bond and CDO security.

For securities where we recorded an OTTI recognized in net income (loss) for the years ended December 31, 2012 and 2011, the recovery as a percentage of amortized cost was 90% and 98% for corporate bonds, respectively, and 90% and 0% for CDOs, respectively.

Determination of Credit Losses on MBS

As of December 31, 2012 and 2011, default rates were projected by considering underlying MBS loan performance and collateral type.  Projected default rates on existing delinquencies vary between 10% to 100% depending on loan type and severity of delinquency status.  In addition, we estimate the potential contributions of currently performing loans that may become delinquent in the future based on the change in delinquencies and loan liquidations experienced in the recent history.  Finally, we develop a default rate timing curve by aggregating the defaults for all loans in the pool (delinquent loans, foreclosure and real estate owned and new delinquencies from currently performing loans) and the associated loan-level loss severities.

We use certain available loan characteristics such as lien status, loan sizes and occupancy to estimate the loss severity of loans.  Second lien loans are assigned 100% severity, if defaulted.  For first lien loans, we assume a minimum of 30% severity with higher severity assumed for investor properties and further housing price depreciation.  With the default rate timing curve and loan-level loss severity, we derive the future expected credit losses.

Payables for Collateral on Investments

The carrying values of the payables for collateral on investments (in millions) included on our Consolidated Balance Sheets and the fair value of the related investments or collateral consisted of the following:

	As of December 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Collateral payable held for derivative investments (1)	$2,567	$2,567	$2,980	$2,980
Securities pledged under securities lending agreements (2)	197	189	200	193
Securities pledged under reverse repurchase agreements (3)	280	294	280	294
Securities pledged for Term Asset-Backed Securities Loan Facility ("TALF") (4)	37	52	173	199
Investments pledged for Federal Home Loan Bank of Indianapolis ("FHLBI") (5)	1,100	1,936	100	142
Total payables for collateral on investments	$4,181	$5,038	$3,733	$3,808

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

Increase (decrease) in payables for collateral on investments (in millions) included on the Consolidated Statements of Cash Flows consisted of the following:

	For the Years Ended December 31,
	2012	2011	2010
Collateral payable held for derivative investments	$(413)	$2,180	$183
Securities pledged under securities lending agreements	(3)	1	(302)
Securities pledged under reverse repurchase agreements	-	-	(64)
Securities pledged for TALF	(136)	(107)	(65)
Investments pledged for FHLBI	1,000	-	-
Total increase (decrease) in payables for collateral on investments	$448	$2,074	$(248)

Investment Commitments

As of December 31, 2012, our investment commitments were $536 million, which included $226 million of LPs, $146 million of private placement securities and $164 million of mortgage loans on real estate.

Concentrations of Financial Instruments

As of December 31, 2012 and 2011, our most significant investments in one issuer were our investments in securities issued by the Federal Home Loan Mortgage Corporation with a fair value of $3.8 billion and $5.0 billion, respectively, or 4% and 5% of our invested assets portfolio, respectively, and our investments in securities issued by Fannie Mae with a fair value of $2.2 billion and $2.6 billion, respectively, or 2% and 3% of our invested assets portfolio, respectively.  These investments are included in corporate bonds in the tables above.

As of December 31, 2012, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $8.7 billion, or 9% of our invested assets portfolio, and our investment securities in the banking industry with a fair value of $5.0 billion, or 5% of our invested assets portfolio.  As of December 31, 2011, our most significant investments in one industry were our investment securities in the electric industry with a fair value of $7.7 billion, or 8% of our invested assets portfolio and our investment securities in the collateralized mortgage and other obligations industry with a fair value of $5.6 billion, or 6% of our invested assets portfolio.  We utilized the industry classifications to obtain the concentration of financial instruments amount; as such, this amount will not agree to the AFS securities table above.

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

Derivative activities are monitored by various management committees.  The committees are responsible for overseeing the implementation of various hedging strategies that are developed through the analysis of financial simulation models and other internal and industry sources.  The resulting hedging strategies are incorporated into our overall risk management strategies.

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

Interest Rate Contracts

We use derivative instruments as part of our interest rate risk management strategy.  These instruments are economic hedges unless otherwise noted and include:

Consumer Price Index Swaps

We use consumer price index swaps to hedge the liability exposure on certain options in fixed annuity products.  Consumer price index swaps are contracts entered into at no cost and whose payoff is the difference between the consumer price index inflation rate and the fixed rate determined as of inception.

Forward-Starting Interest Rate Swaps

We use forward-starting interest rate swaps designated and qualifying as cash flow hedges to hedge our exposure to interest rate fluctuations related to the forecasted purchase of certain assets and liabilities.

Interest Rate Cap Agreements

We use interest rate cap agreements to provide a level of protection from the effect of rising interest rates to economically hedge certain life insurance products and annuity contracts.  Interest rate cap agreements entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates.  For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate, multiplied by the notional amount divided by four.

Interest Rate Cap Corridors

We use interest rate cap corridors to provide a level of protection from the effect of rising interest rates for certain life insurance products and annuity contracts.  Interest rate cap corridors involve purchasing an interest rate cap at a specific cap rate and selling an interest rate cap with a higher cap rate.  For each corridor, the amount of quarterly payments, if any, is determined by the rate at which the underlying index rate resets above the original capped rate.  The corridor limits the benefit the purchaser can receive as the related interest rate index rises above the higher capped rate.  There is no additional liability to us other than the purchase price associated with the interest rate cap corridor.

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

Finally, we use interest rate swap agreements designated and qualifying as fair value hedges to hedge against changes in the value of anticipated transactions and commitments as interest rates fluctuate.

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

Equity Market Contracts

We use derivative instruments as part of our equity market risk management strategy that are economic hedges and include:

Call Options Based on the S&P 500 Index® (“S&P 500”)

We use indexed annuity contracts to permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

Credit Default Swaps – Buying Protection

We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.  A credit default swap allows us to put the bond back to the counterparty at par upon a default event by the bond issuer.  A default event is defined as bankruptcy, failure to pay, obligation acceleration or restructuring.

Credit Default Swaps – Selling Protection

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

Embedded Derivatives

We have embedded derivatives that include:

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

Indexed Annuity Contracts Embedded Derivatives

We distribute indexed annuity contracts that permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500.  Contract holders may elect to rebalance index options at renewal dates, either annually or biannually.  As of each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, caps, spreads and specified rates, subject to contractual guarantees.  We purchase S&P 500 call options that are highly correlated to the portfolio allocation decisions of our contract holders, such that we are economically hedged with respect to equity returns for the current reset period.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure.  Outstanding derivative instruments with off-balance-sheet risks (in millions) were as follows:

	As of December 31, 2012			As of December 31, 2011
	Notional	Fair Value		Notional	Fair Value
	Amounts	Asset	Liability	Amounts	Asset	Liability
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$3,214	$462	$224	$2,512	$385	$255
Foreign currency contracts (1)	420	39	26	340	52	14
Total cash flow hedges	3,634	501	250	2,852	437	269
Fair value hedges:
Interest rate contracts (1)	875	269	-	1,675	319	-
Non-Qualifying Hedges
Interest rate contracts (1)	36,539	1,042	475	30,232	1,041	473
Foreign currency contracts (1)	48	-	-	4	-	-
Equity market contracts (1)	19,857	1,734	170	16,401	2,153	57
Equity collar (1)	9	1	-	-	-	-
Credit contracts (1)	-	-		48	-	-
Credit contracts (2)	148	-	11	148	-	16
Embedded derivatives:
Indexed annuity contracts (3)	-	-	732	-	-	399
GLB reserves (3)	-	-	909	-	-	2,217
Reinsurance related (4)	-	-	215	-	-	168
Total derivative instruments	$61,110	$3,547	$2,762	$51,360	$3,950	$3,599

(1)	Reported in derivative investments on our Consolidated Balance Sheets.
(2)	Reported in other liabilities on our Consolidated Balance Sheets.
(3)	Reported in future contract benefits on our Consolidated Balance Sheets.
(4)	Reported in reinsurance related embedded derivatives on our Consolidated Balance Sheets.

The maturity of the notional amounts of derivative instruments (in millions) was as follows:

	Remaining Life as of December 31, 2012
	Less Than	1 – 5	6 – 10	11 – 30	Over 30
	1 Year	Years	Years	Years	Years	Total
Interest rate contracts (1)	$2,834	$20,828	$5,901	$9,852	$1,213	$40,628
Foreign currency contracts (2)	48	205	200	15	-	468
Equity market contracts	10,668	4,007	5,165	23	3	19,866
Credit contracts	-	148	-	-	-	148
Total derivative instruments with notional amounts	$13,550	$25,188	$11,266	$9,890	$1,216	$61,110

(1)	As of December 31, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was June 2042.
(2)	As of December 31, 2012, the latest maturity date for which we were hedging our exposure to the variability in future cash flows for these instruments was April 2028.

The change in our unrealized gain (loss) on derivative instruments in accumulated OCI (in millions) was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(11)	$11
Cumulative effect from adoption of new accounting standards	-	-	3
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the year:
Cash flow hedges:
Interest rate contracts	73	177	(47)
Foreign currency contracts	(22)	3	14
Fair value hedges:
Interest rate contracts	4	4	4
AFS securities embedded derivatives	-	-	2
Change in foreign currency exchange rate adjustment	(12)	7	4
Change in DAC, VOBA, DSI and DFEL	15	-	-
Income tax benefit (expense)	(21)	(67)	7
Less:
Reclassification adjustment for gains (losses) included in net income (loss):
Cash flow hedges:
Interest rate contracts (1)	(21)	(15)	4
Interest rate contracts (2)	(1)	(1)	4
Foreign currency contracts (1)	3	2	2
Fair value hedges:
Interest rate contracts (2)	4	4	4
Associated amortization of DAC, VOBA, DSI and DFEL	4	1	-
Income tax benefit (expense)	4	3	(5)
Balance as of end-of-year	$163	$119	$(11)

(1)	The OCI offset is reported within net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	The OCI offset is reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).

The gains (losses) on derivative instruments (in millions) recorded within income (loss) from continuing operations on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Qualifying Hedges
Cash flow hedges:
Interest rate contracts (1)	$(22)	$(15)	$3
Foreign currency contracts (1)	3	2	2
Total cash flow hedges	(18)	(13)	5
Fair value hedges:
Interest rate contracts (2)	36	50	42
Equity market contracts (3)	-	-	15
Total fair value hedges	36	50	57
Non-Qualifying Hedges
Interest rate contracts (1)	(26)	(44)	5
Interest rate contracts (3)	61	1,144	175
Foreign currency contracts (1)	-	-	43
Foreign currency contracts (3)	(8)	(12)	(13)
Equity market contracts (3)	(1,014)	316	(386)
Equity market contracts (4)	(345)	21	(118)
Credit contracts (1)	-	-	1
Credit contracts (3)	2	(7)	7
Embedded derivatives:
Indexed annuity contracts (3)	(136)	5	(81)
GLB reserves (3)	1,308	(1,809)	268
Reinsurance related (3)	(47)	(66)	(71)
AFS securities (1)	-	-	2
Total derivative instruments	$(187)	$(415)	$(106)

(1)	Reported in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Reported in interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss).
(3)	Reported in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(4)	Reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

Gains (losses) (in millions) on derivative instruments designated and qualifying as cash flow hedges were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Gain (loss) recognized as a component of OCI with the offset to net investment income	$(19)	$(13)	$6

As of December 31, 2012, $23 million of the deferred net losses on derivative instruments in accumulated OCI were expected to be reclassified to earnings during the next 12 months.  This reclassification would be due primarily to the interest rate variances related to the interest rate swap agreements.

For the years ended December 31, 2012 and 2011, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Gains (losses) (in millions) on derivative instruments designated and qualifying as fair value hedges were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Gain (loss) recognized as a component of OCI with the offset to interest expense	$4	$4	$4

Information related to our open credit default swap liabilities for which we are the seller (dollars in millions) was as follows:

As of December 31, 2012
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2016 (3)	(4)	(5)	BBB-	3	$(4)	$68
03/20/2017 (3)	(4)	(5)	BBB-	4	(7)	81
				7	$(11)	$149

As of December 31, 2011
			Credit
	Reason	Nature	Rating of	Number		Maximum
	for	of	Underlying	of	Fair	Potential
Maturity	Entering	Recourse	Obligation (1)	Instruments	Value (2)	Payout
12/20/2012 (6)	(4)	(5)	BBB+	4	$-	$40
12/20/2016 (3)	(4)	(5)	BBB+	3	(12)	68
03/20/2017 (3)	(4)	(5)	BBB	2	(4)	40
				9	$(16)	$148

(1)	Represents average credit ratings based on the midpoint of the applicable ratings among Moody’s, S&P and Fitch Ratings, as scaled to the corresponding S&P ratings.
(2)	Broker quotes are used to determine the market value of credit default swaps.
(3)	These credit default swaps were sold to a counter-party of the consolidated VIEs discussed in Note 4.
(4)	Credit default swaps were entered into in order to generate income by providing default protection in return for a quarterly payment.
(5)	Sellers do not have the right to demand indemnification or compensation from third parties in case of a loss (payment) on the contract.
(6)	These credit default swaps were sold to our contract holders, prior to 2007, where we determined there was a spread versus premium mismatch.

Details underlying the associated collateral of our open credit default swaps for which we are the seller, if credit risk related contingent features were triggered (in millions) are as follows:

	As of December 31,
	2012	2011
Maximum potential payout	$149	$148
Less:
Counterparty thresholds	-	-
Maximum collateral potentially required to post	$149	$148

Certain of our credit default swap agreements contain contractual provisions that allow for the netting of collateral with our counterparties related to all of our collateralized financing transactions that we have outstanding.  If these netting agreements were not in place, we would have been required to post approximately $11 million as of December 31, 2012, after considering the fair values of the associated investments counterparties’ credit ratings as compared to ours and specified thresholds that once exceeded result in the payment of cash.

Credit Risk

We are exposed to credit loss in the event of nonperformance by our counterparties on various derivative contracts and reflect assumptions regarding the credit or NPR.  The NPR is based upon assumptions for each counterparty’s credit spread over the estimated weighted average life of the counterparty exposure less collateral held.  As of December 31, 2012, the NPR adjustment was $2 million. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records.  Additionally, we maintain a policy of requiring all derivative contracts to be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.  We are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements.  Under some ISDA agreements, our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings.  A downgrade below these levels could result in termination of derivative contracts, at which time any amounts payable by us would be dependent on the market value of the underlying derivative contracts.  In certain transactions, we and the counterparty have entered into a collateral support agreement requiring either party to post collateral when net exposures exceed pre-determined thresholds.  These thresholds vary by counterparty and credit rating.  The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor.  As of December 31, 2012, our exposure was $15 million.

The amounts recognized (in millions) by S&P credit rating of counterparty, for which we had the right to reclaim cash collateral or were obligated to return cash collateral, were as follows:

	As of December 31, 2012		As of December 31, 2011
	Collateral	Collateral	Collateral	Collateral
	Posted by	Posted by	Posted by	Posted by
S&P	Counter-	LNC	Counter-	LNC
Credit	Party	(Held by	Party	(Held by
Rating of	(Held by	Counter-	(Held by	Counter-
Counterparty	LNC)	Party)	LNC)	Party)

AA	$41	$-	$35	$-
AA-	58	-	219	-
A+	605	-	848	-
A	770	(68)	1,681	(120)
A-	1,214	-	387	-
BBB	4	-	-	-
	$2,692	$(68)	$3,170	$(120)

7.  Federal Income Taxes

The federal income tax expense (benefit) on continuing operations (in millions) was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Current	$23	$13	$(138)
Deferred	259	261	400
Federal income tax expense (benefit)	$282	$274	$262

A reconciliation of the effective tax rate differences (in millions) was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Tax rate times pre-tax income	$549	$176	$398
Effect of:
Tax-preferred investment income	(141)	(144)	(120)
Tax credits	(34)	(34)	(28)
Goodwill	(2)	260	-
Change in uncertain tax positions	(94)	8	2
Other items	4	8	10
Federal income tax expense (benefit)	$282	$274	$262
Effective tax rate	18%	55%	23%

The effective tax rate is the ratio of tax expense over pre-tax income (loss).  The tax-preferred investment income relates primarily to separate account dividends-received deductions.  The separate account dividends-received deduction benefit was $128 million, $135 million and $109 million for the years ended December 31, 2012, 2011 and 2010.  The change in uncertain tax positions relates primarily to the lapse of statute of limitations for prior year tax returns and excludes amounts included in other items.  Additional amounts related to uncertain tax positions are included in discontinued operations.  See Note 3 for information on amounts reflected in discontinued operations.

The federal income tax asset (liability) (in millions) was as follows:

	As of December 31,
	2012	2011
Current	$(27)	$(159)
Deferred	(2,982)	(2,153)
Total federal income tax asset (liability)	$(3,009)	$(2,312)

Significant components of our deferred tax assets and liabilities (in millions) were as follows:

	As of December 31,
	2012	2011
Deferred Tax Assets
Future contract benefits and other contract holder funds	$1,189	$837
Deferred gain on business sold through reinsurance	96	125
Reinsurance related embedded derivative asset	75	59
Investments	311	396
Compensation and benefit plans	293	306
Net operating loss	26	23
Net capital loss	32	59
Tax credits	222	208
VIE	35	97
Other	41	144
Total deferred tax assets	2,320	2,254
Deferred Tax Liabilities
DAC	1,332	1,322
VOBA	246	370
Net unrealized gain on AFS securities	3,283	2,259
Net unrealized gain on trading securities	150	131
Intangibles	157	160
Other	134	165
Total deferred tax liabilities	5,302	4,407
Net deferred tax asset (liability)	$(2,982)	$(2,153)

As of December 31, 2012, the Company had $73 million of net operating loss carryforwards that begin to expire in 2031 and $90 million of capital loss carryforwards that begin to expire in 2014.  In addition, the Company had $156 million of alternative minimum tax credits that are not subject to expiration and $66 million of general business credits that begin to expire in 2030.

Although realization is not assured, management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets, and, accordingly, no valuation allowance has been recorded.

As of December 31, 2012 and 2011, $69 million and $205 million, respectively, of our unrecognized tax benefits presented below, if recognized, would have affected our income tax expense and our effective tax rate.  The Company is not aware of any events for which it is likely that unrecognized tax benefits will significantly increase or decrease within the next year.  A reconciliation of the unrecognized tax benefits (in millions) was as follows:

	For the
	Years Ended
	December 31,
	2012	2011
Balance as of beginning-of-year	$211	$218
Increases for prior year tax positions	-	1
Decreases for prior year tax positions	(49)	(10)
Increases for current year tax positions	5	8
Decreases for current year tax positions	-	(6)
Decreases for settlements with taxing authorities	(2)	-
Decreases for lapse of statute of limitations	(88)	-
Balance as of end-of-year	$77	$211

We recognize interest and penalties accrued, if any, related to unrecognized tax benefits as a component of tax expense.  For the years ended December 31, 2012, 2011 and 2010, we recognized interest and penalty expense (benefit) related to uncertain tax positions of $(61) million, $6 million and $7 million, respectively.  We had accrued interest and penalty expense related to the unrecognized tax benefits of $11 million and $72 million as of December 31, 2012 and 2011, respectively.

The Company is subject to examination by U.S. federal, state, local and non-U.S. income authorities.  The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years 2009 through 2011.  The IRS concluded its examination of tax years 2007 and 2008 on January 18, 2013.  The Company has protested the final assessment, which is being combined with tax years 2005 and 2006 in IRS Appeals.  The IRS also completed its examination of tax years 2005 and 2006, and 2006 of the former Jefferson-Pilot Corporation (“JP”) and its subsidiaries during 2010.  The Company believes a portion of the 2005 through 2008 assessments is inconsistent with current laws and is using the established IRS Appeals process to attempt to settle the remaining issues.  The IRS also concluded its examination of non-consolidated returns for JP Life Insurance Company and JP Financial Insurance Company for the tax years ended April 1, 2007, and July 1, 2007, respectively, with agreement on all adjustments on January 18, 2013.  The Company does not expect any adjustments that might result from those audits would be material to its consolidated results of operations or its financial condition.

8.  DAC, VOBA, DSI and DFEL

Changes in DAC (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance as of beginning-of-year	$5,721	$6,036	$7,424
Cumulative effect from adoption of new accounting standards	-	-	(1,578)
Deferrals	1,294	1,375	1,357
Amortization, net of interest:
Unlocking	(71)	(130)	92
Amortization, excluding unlocking, net of interest	(785)	(687)	(690)
Adjustment related to realized (gains) losses	(70)	(18)	(42)
Adjustment related to unrealized (gains) losses	(146)	(855)	(527)
Balance as of end-of-year	$5,943	$5,721	$6,036

Changes in VOBA (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance as of beginning-of-year	$1,055	$1,378	$2,086
Business acquired (sold) through reinsurance	2	12	-
Deferrals	12	20	26
Amortization:
Unlocking	(23)	174	(47)
Amortization, excluding unlocking	(225)	(279)	(351)
Accretion of interest (1)	73	78	89
Adjustment related to realized (gains) losses	9	(6)	(8)
Adjustment related to unrealized (gains) losses	(179)	(322)	(417)
Balance as of end-of-year	$724	$1,055	$1,378

(1)	The interest accrual rates utilized to calculate the accretion of interest ranged from 3.30% to 7.05%.

Estimated future amortization of VOBA, net of interest (in millions), as of December 31, 2012, was as follows:

2013	$94
2014	72
2015	64
2016	57
2017	52

Changes in DSI (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance as of beginning-of-year	$271	$286	$323
Deferrals	39	39	66
Amortization, net of interest:
Unlocking	14	(2)	(3)
Amortization, excluding unlocking, net of interest	(46)	(38)	(51)
Adjustment related to realized (gains) losses	(8)	(1)	(8)
Adjustment related to unrealized (gains) losses	(17)	(13)	(41)
Balance as of end-of-year	$253	$271	$286

Changes in DFEL (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance as of beginning-of-year	$1,369	$1,502	$1,338
Deferrals	349	544	546
Amortization, net of interest:
Unlocking	(69)	31	(1)
Amortization, excluding unlocking, net of interest	(216)	(166)	(196)
Adjustment related to realized (gains) losses	(18)	(9)	(8)
Adjustment related to unrealized (gains) losses	(42)	(533)	(177)
Balance as of end-of-year	$1,373	$1,369	$1,502

9.  Reinsurance

The following summarizes reinsurance amounts (in millions) recorded on our Consolidated Statements of Comprehensive Income (Loss), excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re:

	For the Years Ended December 31,
	2012	2011	2010
Direct insurance premiums and fees	$7,376	$6,997	$6,599
Reinsurance assumed	9	10	13
Reinsurance ceded	(1,190)	(1,276)	(1,202)
Total insurance premiums and fees	$6,195	$5,731	$5,410

Direct insurance benefits	$5,092	$4,897	$4,547
Reinsurance recoveries netted against benefits	(1,554)	(1,552)	(1,220)
Total benefits	$3,538	$3,345	$3,327

Our insurance companies cede insurance to other companies.  The portion of risks exceeding each company’s retention limit is reinsured with other insurers.  We seek reinsurance coverage within the businesses that sell life insurance and annuities in order to limit our exposure to mortality losses and enhance our capital management.

Under our reinsurance program, we reinsure approximately 30% to 35% of the mortality risk on newly issued non-term life insurance contracts and approximately 25% to 30% of total mortality risk including term insurance contracts.  Our policy for this program is to retain no more than $20 million on a single insured life issued on fixed, VUL and term life insurance contracts.  Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks.  As of December 31, 2012, the reserves associated with these reinsurance arrangements totaled $809 million.  To cover products other than life insurance, we acquire other reinsurance coverages with retentions and limits.

We obtain reinsurance from a diverse group of reinsurers, and we monitor concentration as well as financial strength ratings of our principal reinsurers.  Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity   reinsurance transactions.  Swiss Re represents our largest reinsurance exposure.  Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations.  As we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $2.8 billion as of December 31, 2012 and 2011.  Swiss Re has funded a trust, with a balance of $2.0 billion as of December 31, 2012, to support this business.  In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves.  These assets are reported within trading securities or mortgage loans on real estate on our Consolidated Balance Sheets.  Our liabilities for funds withheld and embedded derivatives as of December 31, 2012, included $1.0 billion and $176 million, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as a deferred gain on business sold through reinsurance on our Consolidated Balance Sheets.  The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years from the date of sale.  During 2012, 2011 and 2010, we amortized $48 million, $49 million and $49 million, after-tax, respectively, of deferred gain on business sold through reinsurance.

10.  Goodwill and Specifically Identifiable Intangible Assets

The changes in the carrying amount of goodwill (in millions) by reportable segment were as follows:

	For the Year Ended December 31, 2012
	Acquisition	Cumulative
	Balance	Impairment
	as of	as of			Balance
	Beginning-	Beginning-			as of End-
	of-Year	of-Year	Impairment	Other	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,188	(649)	-	-	1,539
Group Protection	274	-	-	-	274
Other Operations - Media	341	(341)	-	-	-
Total goodwill	$3,863	$(1,590)	$-	$-	$2,273

	For the Year Ended December 31, 2011
	Acquisition	Cumulative
	Balance	Impairment
	as of	as of			Balance
	Beginning-	Beginning-			as of End-
	of-Year	of-Year	Impairment	Other	of-Year
Annuities	$1,040	$(600)	$-	$-	$440
Retirement Plan Services	20	-	-	-	20
Life Insurance	2,188	-	(650)	1	1,539
Group Protection	274	-	-	-	274
Other Operations - Media	341	(244)	(97)	-	-
Total goodwill	$3,863	$(844)	$(747)	$1	$2,273

Included in the other category were adjustments related to income tax deductions recognized when stock options attributable to mergers were exercised or the release of unrecognized tax benefits acquired through mergers.

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

As of October 1, 2012, our Annuities, Retirement Plan Services and Group Protection reporting units passed the Step 1 analysis, and although the carrying value of the net assets for Group Protection was within the estimated fair value range, we deemed it prudent to validate the carrying value of goodwill through a Step 2 analysis.  Given the Step 1 results, we also performed a Step 2 analysis for our Life Insurance reporting unit.  Based upon our Step 2 analysis for Life Insurance and Group Protection, we determined that there was no impairment due to the implied fair value of goodwill being in excess of the carrying value of goodwill.

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

The gross carrying amounts and accumulated amortization (in millions) for each major specifically identifiable intangible asset class by reportable segment were as follows:

	As of December 31, 2012		As of December 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Life Insurance:
Sales force	$100	$27	$100	$23
Retirement Plan Services:
Mutual fund contract rights (1)	5	-	2	-
Other Operations:
FCC licenses (1)	129	-	118	-
Other	4	3	4	3
Total	$238	$30	$224	$26

(1)	No amortization recorded as the intangible asset has indefinite life.

Future estimated amortization of specifically identifiable intangible assets (in millions) as of December 31, 2012, was as follows:

2013	$4
2014	4
2015	4
2016	4
2017	4

11.  Guaranteed Benefit Features

Information on the GDB features outstanding (dollars in millions) was as follows (our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive):

	As of December 31,
	2012	2011
Return of Net Deposits
Total account value	$63,478	$54,004
Net amount at risk (1)	392	1,379
Average attained age of contract holders	60 years	59 years
Minimum Return
Total account value	$149	$155
Net amount at risk (1)	37	48
Average attained age of contract holders	73 years	72 years
Guaranteed minimum return	5%	5%
Anniversary Contract Value
Total account value	$23,019	$21,648
Net amount at risk (1)	1,133	2,939
Average attained age of contract holders	67 years	67 years

(1)
Represents the amount of death benefit in excess of the account balance.  The decrease in net amount at risk when comparing December 31, 2012, to December 31, 2011, was attributable primarily to the increase in equity markets during 2012.

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

	For the Years Ended December 31,
	2012	2011	2010
Balance as of beginning-of-year	$84	$44	$71
Changes in reserves	64	93	57
Benefits paid	(44)	(53)	(84)
Balance as of end-of-year	$104	$84	$44

Account balances of variable annuity contracts with guarantees (in millions) were invested in separate account investment options as follows:

	As of December 31,
	2012	2011
Asset Type
Domestic equity	$37,899	$34,286
International equity	14,850	13,095
Bonds	21,174	17,735
Money market	7,747	5,892
Total	$81,670	$71,008

Percent of total variable annuity separate account values	98%	98%

Future contract benefits also includes reserves for our products with secondary guarantees for our products sold through our Life Insurance segment.  These UL and VUL products with secondary guarantees represented 38% of permanent life insurance in force as of December 31, 2012, and 29% of total sales for these products for the year ended December 31, 2012.

12.  Short-Term and Long-Term Debt

Details underlying short-term and long-term debt (in millions) were as follows:

	As of December 31,
	2012	2011
Short-Term Debt
Current maturities of long-term debt	$200	$300
Total short-term debt	$200	$300

Long-Term Debt, Excluding Current Portion
Senior notes:
LIBOR + 175 bps loan, due 2013	$-	$200
4.75% notes, due 2014	300	300
4.75% notes, due 2014	200	200
4.30% notes, due 2015 (1)	250	250
LIBOR + 3 bps notes, due 2017	250	250
7.00% notes, due 2018	200	200
8.75% notes, due 2019 (1)	487	500
6.25% notes, due 2020 (1)	300	300
4.85% notes, due 2021 (1)	300	300
4.20% notes, due 2022 (1)	300	-
6.15% notes, due 2036	498	500
6.30% notes, due 2037	375	375
7.00% notes, due 2040 (1)	500	500
Total senior notes	3,960	3,875
Capital securities:
7.00%, due 2066	722	722
6.05%, due 2067	491	491
Total capital securities	1,213	1,213
Unamortized premiums (discounts)	(3)	(16)
Fair value hedge – interest rate swap agreements	269	319
Total unamortized premiums (discounts) and fair value hedge – interest rate swap agreements	266	303
Total long-term debt	$5,439	$5,391

(1)
We have the option to repurchase the outstanding notes by paying the greater of 100% of the principal amount of the notes to be redeemed or the make-whole amount (as defined in each note agreement), plus in each case any accrued and unpaid interest as of the date of redemption.

Details underlying the recognition of a gain (loss) on the extinguishment of debt (in millions) reported within interest and debt expense on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Principal balance outstanding prior to payoff (1)	$15	$275	$155
Unamortized debt issuance costs and discounts prior to payoff	-	(8)	(5)
Amount paid to retire	(20)	(275)	(155)
Gain (loss) on extinguishment of debt, pre-tax	$(5)	$(8)	$(5)

(1)
During the fourth quarter of 2012, we repurchased $13 million of our 8.75% senior notes due 2019 and $2 million of our 6.15% senior notes due 2036.  During the third quarter of 2011, we repurchased all of our 6.75% capital securities due 2066.  During the fourth quarter of 2010, we repurchased all of our 6.75% junior subordinated debentures due 2052.

Future principal payments due on long-term debt (in millions) as of December 31, 2012, were as follows:

2013	$200
2014	500
2015	250
2016	-
2017	250
Thereafter	4,173
Total	$5,373

For our long-term debt outstanding, unsecured senior debt, which consists of senior notes, fixed rate notes and other notes with varying interest rates, ranks highest in priority, followed by capital securities.

Credit Facilities and Letters of Credit (“LOCs”)

Credit facilities, which allow for borrowing or issuances of LOCs, and LOCs (in millions) were as follows:

		As of December 31, 2012
	Expiration	Maximum	LOCs
	Date	Available	Issued
Credit Facilities
Four-year revolving credit facility	Jun-2015	$2,000	$123
LOC facility	Mar-2023	857	857
LOC facility	Aug-2031	781	759
LOC facility	Oct-2031	967	937
Total		$4,605	$2,676

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

The credit facility contains customary terms and conditions, including covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets.  The credit facility also includes financial covenants including:  maintenance of a minimum consolidated net worth (as defined in the facility) equal to the sum of $9.2 billion plus fifty percent (50%) of the aggregate net proceeds of equity issuances received by us in accordance with the terms of the credit facility; and a debt-to-capital ratio as defined in accordance with the credit facility not to exceed 0.35 to 1.00.  Further, the credit facility contains customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, certain cross-defaults, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the credit facility provides that, among other things, the commitments may be terminated and the loans then outstanding may be declared due and payable.  As of December 31, 2012, we were in compliance with all such covenants.

On October 30, 2012, one of our wholly-owned subsidiaries amended and restated the credit facility agreement entered into on November 1, 2011, with a third-party lender.  Under the amended and restated agreement, the lender issued an irrevocable LOC effective October 30, 2012, with a maximum scheduled LOC amount of up to approximately $1.0 billion.  The LOC supports an inter-company reinsurance agreement and expires October 1, 2031.  On August 20, 2012, one of our wholly-owned subsidiaries amended the credit facility agreement entered into on August 26, 2011, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective August 20, 2012, with a maximum scheduled LOC amount of up to approximately $863 million.  The LOC supports an inter-company reinsurance agreement and expires August 26, 2031.  On April 28, 2011, certain of our wholly-owned subsidiaries amended and restated the reimbursement agreement entered into on December 31, 2009, with a third-party lender.  Under the amended agreement, the lender issued an irrevocable LOC effective April 1, 2011, with a maximum scheduled LOC amount of up to approximately $925 million.  The LOC supports an inter-company reinsurance agreement and expires March 31, 2023.

These agreements each contain customary terms and conditions, including early termination fees, covenants restricting the ability of the subsidiaries to incur liens, merge or consolidate with another entity and dispose of all or substantially all of their assets.  Upon an event of early termination, the agreements require the immediate payment of all or a portion of the present value of the future LOC fees that would have otherwise been paid.  Further, the agreements contain customary events of default, subject to certain materiality thresholds and grace periods for certain of those events of default.  The events of default include payment defaults, covenant defaults, material inaccuracies in representations and warranties, bankruptcy and liquidation proceedings and other customary defaults.  Upon an event of default, the agreements provide that, among other things, obligations to issue, amend or increase the amount of any LOC shall be terminated and any obligations shall become immediately due and payable.  As of December 31, 2012, we were in compliance with all such covenants.

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

13.  Contingencies and Commitments

Contingencies

Regulatory and Litigation Matters

Regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, Financial Industry Regulatory Authority and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning our compliance with, among other things, insurance laws, securities laws, laws governing the activities of broker-dealers, registered investment advisors and unclaimed property laws.

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

We establish liabilities for litigation and regulatory loss contingencies when information related to the loss contingencies shows both that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated.  It is possible that some matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be estimated as of December 31, 2012.  While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known by management, management does not believe any such charges are likely to have a material adverse effect on LNC’s financial condition.

For some matters, the Company is able to estimate a reasonably possible range of loss.  For such matters in which a loss is probable, an accrual has been made.  For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.  Accordingly, the estimate contained in this paragraph reflects two types of matters.  For some matters included within this estimate, an accrual has been made, but there is a reasonable possibility that an exposure exists in excess of the amount accrued.  In these cases, the estimate reflects the reasonably possible range of loss in excess of the accrued amount.  For other matters included within this estimation, no accrual has been made because a loss, while potentially estimable, is believed to be reasonably possible but not probable.  In these cases, the estimate reflects the reasonably possible loss or range of loss.  As of December 31, 2012, we estimate the aggregate range of reasonably possible losses, including amounts in excess of amounts accrued for these matters as of such date, to be up to approximately $200 million.

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

On July 23, 2012, LNL was added as a noteholder defendant to a putative class action adversary proceeding (“Adversary Proceeding”) captioned Lehman Brothers Special Financing, Inc. v. Bank of America, N.A. et al., Adv. Pro. No. 10-03547 (JMP) and instituted under In re Lehman Brothers Holdings Inc. in the United States Bankruptcy Court in the Southern District of New York.  Plaintiff  Lehman Brothers Special Financing Inc. (“LBSF”) seeks to (i) overturn the application of certain priority of payment provisions in 47 collateralized debt obligation transactions on the basis such provisions are unenforceable under the Bankruptcy Code; and (ii) recover funds paid out to Noteholders in accordance with the Note agreements.  The Adversary proceeding is stayed through July 20, 2013, and LNL’s response is currently due to be filed on September 5, 2013.

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

Commitments

Leases

Certain subsidiaries of ours lease their home office properties.  In 2006, we exercised the right and option to extend the Fort Wayne lease for two extended terms such that the lease shall expire in 2019.  We retain our right and option to exercise the remaining four extended terms of five years each in accordance with the lease agreement.  These agreements also provide us with the right of first refusal to purchase the properties at a price defined in the agreements and the option to purchase the leased properties at fair market value on the last day of any renewal period.  In 2012, we exercised the right and option to extend the Hartford lease for one extended term such that the lease shall expire in 2018.  During 2007, we moved our corporate headquarters to Radnor, Pennsylvania from Philadelphia, Pennsylvania and entered into a new 13-year lease for office space.

Total rental expense on operating leases for the years ended December 31, 2012, 2011 and 2010, was $43 million, $42 million and $46 million, respectively.  Future minimum rental commitments (in millions) as of December 31, 2012, were as follows:

2013	$41
2014	41
2015	36
2016	32
2017	27

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

Vulnerability from Concentrations

As of December 31, 2012, we did not have a concentration of:  business transactions with a particular customer or lender; sources of supply of labor or services used in the business; or a market or geographic area in which business is conducted that makes us vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial condition.

Although we do not have any significant concentration of customers, our American Legacy Variable Annuity (“ALVA”) product offered in our Annuities segment is significant to this segment.  The ALVA product accounted for 19%, 22% and 25% of Annuities’ variable annuity product deposits in 2012, 2011 and 2010, respectively, and represented approximately 50%, 54% and 58% of the segment’s total variable annuity product account values as of December 31, 2012, 2011 and 2010, respectively.  In addition, fund choices for certain of our other variable annuity products offered in our Annuities segment include American Fund Insurance SeriesSM (“AFIS”) funds.  For the Annuities segment, AFIS funds accounted for 21%, 27% and 29% of variable annuity product deposits in 2012, 2011 and 2010, respectively, and represented 58%, 62% and 66% of the segment’s total variable annuity product account values as of December 31, 2012, 2011 and 2010, respectively.

Other Contingency Matters

State guaranty funds assess insurance companies to cover losses to contract holders of insolvent or rehabilitated companies.  Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states.  We have accrued for expected assessments net of estimated future premium tax deductions of $34 million and $31 million as of December 31, 2012 and 2011, respectively.

14.  Shares and Stockholders’ Equity

Common and Preferred Shares

The changes in our preferred and common stock (number of shares) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Series A Preferred Stock
Balance as of beginning-of-year	10,072	10,914	11,497
Conversion of convertible preferred stock (1)	(540)	(842)	(583)
Balance as of end-of-year	9,532	10,072	10,914

Series B Preferred Stock
Balance as of beginning-of-year	-	-	950,000
Issuance (redemption) of Series B preferred stock	-	-	(950,000)
Balance as of end-of-year	-	-	-

Common Stock
Balance as of beginning-of-year	291,319,222	315,718,554	302,223,281
Stock issued	-	-	14,137,615
Conversion of convertible preferred stock (1)	8,640	13,472	9,328
Stock compensation/issued for benefit plans	542,125	248,553	414,712
Retirement/cancellation of shares	(20,467,401)	(24,661,357)	(1,066,382)
Balance as of end-of-year	271,402,586	291,319,222	315,718,554

Common Stock as of End-of-Year
Assuming conversion of preferred stock	271,555,098	291,480,374	315,893,178
Diluted basis	279,087,588	298,225,244	324,043,137
(1)	Represents the conversion of Series A preferred stock into common stock.

Our common, Series A and Series B preferred stocks are without par value.

Average Shares

A reconciliation of the denominator (number of shares) in the calculations of basic and diluted earnings (loss) per common share was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Weighted-average shares, as used in basic calculation	280,648,391	307,216,181	310,005,264
Shares to cover exercise of outstanding warrants	10,150,212	10,150,292	12,260,236
Shares to cover conversion of preferred stock	153,749	173,289	178,720
Shares to cover non-vested stock	1,153,178	813,905	616,314
Average stock options outstanding during the year	570,180	636,989	707,704
Assumed acquisition of shares with assumed proceeds from exercising outstanding warrants	(4,685,901)	(4,658,020)	(5,148,473)
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(394,241)	(427,425)	(464,813)
Shares repurchaseable from measured but unrecognized stock option expense	(4,723)	(65,882)	(139,673)
Average deferred compensation shares	-	1,110,722	1,198,468
Weighted-average shares, as used in diluted calculation	287,590,845	314,950,051	319,213,747

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

We have participants in our deferred compensation plans who selected LNC stock as the measure for the investment return attributable to their deferral amounts.  For the years ended December 31, 2011 and 2010, the effect of settling this obligation in LNC stock (“equity classification”) was more dilutive than the scenario of settling it in cash (“liability classification”).  Therefore, for our EPS calculation for these periods, we added these shares to the denominator and adjusted the numerator to present net income as if the shares had been accounted for under equity classification by removing the mark-to-market adjustment included in net income attributable to these deferred units of LNC stock.  The amount of this adjustment was $5 million and $2 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2012, we had 10,150,192 outstanding warrants.  The warrants, each representing the right to purchase one share of our common stock, no par value per share, had an exercise price of $10.72, and expire on July 10, 2019, and are listed on the New York Stock Exchange under the symbol “LNC WS.”

Accumulated OCI

The following summarizes the components and changes in accumulated OCI (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Unrealized Gain (Loss) on AFS Securities
Balance as of beginning-of-year	$2,947	$1,176	$49
Cumulative effect from adoption of new accounting standards	-	-	183
Unrealized holding gains (losses) arising during the year	2,691	3,414	2,528
Change in foreign currency exchange rate adjustment	14	(5)	(6)
Change in DAC, VOBA, DSI, future contract benefits and other contract holder funds	(1,233)	(797)	(1,038)
Income tax benefit (expense)	(480)	(932)	(535)
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(194)	(129)	(135)
Reclassification adjustment for gains (losses) on derivatives included in net income (loss)	-	-	135
Associated amortization of DAC, VOBA, DSI and DFEL	(2)	(11)	8
Income tax benefit (expense)	69	49	(3)
Balance as of end-of-year	$4,066	$2,947	$1,176
Unrealized OTTI on AFS Securities
Balance as of beginning-of-year	$(109)	$(134)	$(115)
(Increases) attributable to:
Cumulative effect from adoption of new accounting standards	-	-	(5)
Gross OTTI recognized in OCI during the year	(121)	(58)	(97)
Change in DAC, VOBA, DSI and DFEL	15	13	10
Income tax benefit (expense)	36	16	30
Decreases attributable to:
Sales, maturities or other settlements of AFS securities	129	103	87
Change in DAC, VOBA, DSI and DFEL	(18)	(20)	(20)
Income tax benefit (expense)	(39)	(29)	(24)
Balance as of end-of-year	$(107)	$(109)	$(134)
Unrealized Gain (Loss) on Derivative Instruments
Balance as of beginning-of-year	$119	$(11)	$11
Cumulative effect from adoption of new accounting standards	-	-	3
Unrealized holding gains (losses) arising during the year	55	184	(27)
Change in foreign currency exchange rate adjustment	(12)	7	4
Change in DAC, VOBA, DSI and DFEL	15	-	-
Income tax benefit (expense)	(21)	(67)	7
Less:
Reclassification adjustment for gains (losses) included in net income (loss)	(15)	(10)	14
Associated amortization of DAC, VOBA, DSI and DFEL	4	1	-
Income tax benefit (expense)	4	3	(5)
Balance as of end-of-year	$163	$119	$(11)
Foreign Currency Translation Adjustment
Balance as of beginning-of-year	$1	$1	$3
Foreign currency translation adjustment arising during the year	(5)	-	(3)
Income tax benefit (expense)	-	-	1
Balance as of end-of-year	$(4)	$1	$1
Funded Status of Employee Benefit Plans
Balance as of beginning-of-year	$(278)	$(181)	$(210)
Adjustment arising during the year	2	(149)	45
Income tax benefit (expense)	(34)	52	(16)
Balance as of end-of-year	$(310)	$(278)	$(181)

15.  Realized Gain (Loss)

Details underlying realized gain (loss) (in millions) reported on our Consolidated Statements of Comprehensive Income (Loss) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Total realized gain (loss) related to certain investments (1)	$(190)	$(148)	$(180)
Realized gain (loss) on the mark-to-market on certain instruments (2)	133	(82)	75
Indexed annuity net derivative results: (3)
Gross gain (loss)	16	2	34
Associated amortization of DAC, VOBA, DSI and DFEL	(5)	(2)	(14)
Variable annuity net derivatives results: (4)
Gross gain (loss)	164	(60)	56
Associated amortization of DAC, VOBA, DSI and DFEL	(44)	(4)	(40)
Total realized gain (loss)	$74	$(294)	$(69)

(1)	See “Realized Gain (Loss) Related to Certain Investments” section in Note 5.
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

16.  Commissions and Other Expenses

Details underlying commissions and other expenses (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Commissions	$1,660	$1,672	$1,616
General and administrative expenses	1,564	1,423	1,412
Expenses associated with reserve financing and unrelated LOCs	56	47	34
DAC and VOBA deferrals and interest, net of amortization	(275)	(551)	(476)
Broker-dealer expenses	348	353	320
Specifically identifiable intangible asset amortization	4	4	4
Media expenses	67	69	59
Taxes, licenses and fees	239	247	197
Merger-related expenses	-	-	9
Restructuring charges (recoveries)	20	-	(1)
Total	$3,683	$3,264	$3,174

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

The eligibility requirements for each plan are described in each plan document and vary for each plan based on completion of a specified period of continuous service and date of hire, subject to age limitations.  The frozen pension plan benefits are calculated either on a traditional final pay or cash balance formula.  Those formulas are based upon years of credited service and eligible earnings as defined in each plan document.  The traditional formula provides benefits stated in terms of a single life annuity payable at age 65.  The cash balance formula provides benefits stated as a lump sum hypothetical account balance.  That account balance equals the sum of the employee’s accumulated annual benefit credits plus interest credits.  Benefit credits, which are based on years of service and base salary plus bonus, ceased as of the date the plan was frozen.  Interest credits continue until the participant’s benefit is paid.

We also sponsor a voluntary employees’ beneficiary association (“VEBA”) trust that provides postretirement medical, dental and life insurance benefits to retired full-time U.S. employees and agents who, depending on the plan, have worked for us for at least 10 years and attained age 55 (age 60 for agents).  VEBAs are a special type of tax-exempt trust used to provide benefits that are subject to preferential tax treatment under the Internal Revenue Code.  Medical and dental benefits are available to spouses and other eligible dependents of retired employees and agents.  Retirees may be required to contribute toward the cost of these benefits.  Eligibility and the amount of required contribution for these benefits varies based upon a variety of factors including years of service and year of retirement.

Obligations, Funded Status and Assumptions

Information (in millions) with respect to our benefit plans’ assets and obligations was as follows:

	As of or for the Years Ended December 31,
	2012	2011	2012	2011	2012	2011
	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Benefits		Postretirement Benefits
Change in Plan Assets
Fair value as of beginning-of-year	$956	$918	$350	$314	$39	$37
Actual return on plan assets	123	72	28	49	3	3
Company and participant contributions	32	36	7	1	15	15
Benefits paid	(68)	(70)	(14)	(12)	(17)	(17)
Medicare Part D subsidy	-	-	-	-	2	1
Foreign exchange translation	-	-	-	(2)	-	-
Fair value as of end-of-year	1,043	956	371	350	42	39

Change in Benefit Obligation
Balance as of beginning-of-year	1,238	1,093	311	271	161	155
Service cost (1)	5	3	-	-	4	4
Interest cost	53	58	15	15	7	7
Company and participant contributions	-	-	-	-	6	6
Curtailments	-	-	-	-	-	-
Actuarial (gains) losses	56	154	52	38	(24)	5
Benefits paid	(68)	(70)	(14)	(12)	(17)	(17)
Medicare Part D subsidy	-	-	-	-	2	1
Foreign exchange translation	-	-	-	(1)	-	-
Balance as of end-of-year	1,284	1,238	364	311	139	161
Funded status of the plans	$(241)	$(282)	$7	$39	$(97)	$(122)

Amounts Recognized on the Consolidated Balance Sheets
Other assets	$21	$18	$7	$39	$-	$-
Other liabilities	(262)	(300)	-	-	(97)	(122)
Net amount recognized	$(241)	$(282)	$7	$39	$(97)	$(122)

Amounts Recognized in Accumulated OCI, Net of Tax
Net (gain) loss	$229	$243	$60	$33	$(11)	$5
Prior service credit	-	-	-	-	(3)	(3)
Net amount recognized	$229	$243	$60	$33	$(14)	$2

Rate of Increase in Compensation
Retiree Life Insurance Plan	N/A	N/A	N/A	N/A	4.00%	4.00%
All other plans	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-Average Assumptions
Benefit obligations:
Weighted-average discount rate	4.16%	4.45%	4.40%	5.00%	4.03%	4.25%
Expected return on plan assets	7.79%	7.78%	5.30%	5.40%	6.50%	6.50%
Net periodic benefit cost:
Weighted-average discount rate	4.45%	5.45%	5.00%	5.70%	4.25%	5.00%
Expected return on plan assets	7.79%	7.78%	5.30%	5.40%	6.50%	6.50%

(1)	Amounts for our U.S. pension plans represent general and administrative expenses.

Consistent with our benefit plans’ year end, we use December 31 as the measurement date.

The discount rate was determined based on a corporate yield curve as of December 31, 2012, and projected benefit obligation cash flows for the U.S. pension plans.  We reevaluate this assumption each plan year.  For 2013, our discount rate will be 4.16% for the U.S. pension plans, and 4.40% for the non-U.S. plan.

The expected return on plan assets was determined based on historical and expected future returns of the various asset categories, using the plans’ target plan allocation.  We reevaluate this assumption each plan year.  For 2013, our expected return on plan assets is 7.79% for the U.S. plans and 5.30% for the non-U.S. plan.

The calculation of the accumulated other postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) as follows:

	As of or For the
	Years Ended December 31,
	2012	2011	2010
Pre-65 health care cost trend rate	8.00%	8.50%	9.50%
Post-65 health care cost trend rate	8.00%	8.50%	9.50%
Ultimate trend rate	4.50%	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2021	2020

We expect the health care cost trend rate for 2013 to be 8.00% for both the pre-65 and the post-65 population.  A one-percentage point increase in assumed health care cost trend rates would have increased the accumulated postretirement benefit obligation by $4 million and total service and interest cost components by $1 million.  A one-percentage point decrease in assumed health care cost trend rates would have decreased the accumulated postretirement benefit obligation by $7 million and total service and interest cost components by $1 million.

Information for our pension plans with an accumulated benefit obligation in excess of plan assets (in millions) was as follows:

	As of December 31,
	2012	2011
U.S. Plan
Accumulated benefit obligation	$1,160	$1,118
Projected benefit obligation	1,160	1,118
Fair value of plan assets	898	818

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for our pension plans’ and other postretirement plans’ expense (recovery) (in millions) were as follows:

	For the Years Ended December 31,
	2012	2011	2010	2012	2011	2010
	Pension Benefits			Other Postretirement Benefits
U.S. Plans
Service cost (1)	$5	$3	$3	$4	$4	$3
Interest cost	53	58	61	7	7	9
Expected return on plan assets	(72)	(71)	(65)	(3)	(2)	(2)
Amortization of prior service cost	-	-	-	(1)	(1)	(1)
Recognized net actuarial loss (gain)	26	13	15	1	1	1
Net periodic benefit expense (recovery)	$12	$3	$14	$8	$9	$10

Non-U.S. Plans
Interest cost	$15	$15	$16
Expected return on plan assets	(17)	(16)	(16)
Recognized net actuarial loss (gain)	1	-	1
Net periodic benefit expense (recovery)	$(1)	$(1)	$1

(1)	Amounts for our pension plans represent general and administrative expenses.

We expect our 2013 U.S. pension plans’ expense to be approximately $2 million.  In addition, we expect our non-U.S. pension plan income for 2013 to be approximately $1 million when assuming an average exchange rate of 1.62 pounds sterling to U.S. dollars.

For 2013, the estimated amount of amortization from accumulated OCI into net periodic benefit expense related to net actuarial loss or gain is expected to be a $26 million loss for our pension plans and a $1 million gain for our other postretirement plans.

Plan Assets

Our pension plans’ asset target allocations by asset category based on estimated fair values were as follows:

	For the Years Ended December 31,
	2012	2011	2012	2011	2012	2011
	U.S. Plan - Employees		U.S. Plan - Agents		Non-U.S. Plan
Asset Class
Fixed maturity securities	50%	50%	80%	80%	39%	56%
Common stock:
Domestic equity	35%	35%	14%	14%	-%	-%
International equity	15%	15%	6%	6%	-%	-%
Equity securities	-%	-%	-%	-%	59%	43%
Cash and invested cash	-%	-%	-%	-%	2%	1%

The investment objectives for the assets related to our pension plans are to:

•	Maintain sufficient liquidity to pay obligations of the plans as they come due;
•	Minimize the effect of a single investment loss and large losses to the plans through prudent risk/reward diversification consistent with sound fiduciary standards;
•	Maintain an appropriate asset allocation policy;
•	Earn a return commensurate with the level of risk assumed through the asset allocation policy; and
•	Control costs of administering and managing the plans' investment operations.

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

We currently target asset weightings as follows:  for the U.S. Plan – Employees, domestic equity allocations (35%) are split into large cap (25%), small cap (5%) and hedge funds (5%); and for the U.S. Plan – Agents, domestic equity allocations (14%) are split into large cap (10%), small cap (2%) and hedge funds (2%).  Fixed maturity securities represent core fixed income investments.  The performance of the pension trust assets is monitored on a quarterly basis relative to the plans’ objectives.

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

The following summarizes our fair value measurements of benefit plans’ assets (in millions) on a recurring basis by asset category:

	As of December 31,
	2012	2011	2012	2011	2012	2011
	U.S.		Non-U.S.		Other
	Pension Plans		Pension Plans		Postretirement Benefits
Fixed maturity securities:
Corporate bonds	$343	$370	$35	$34	$-	$-
U.S. government bonds	186	114	4	13	-	-
Foreign government bonds	16	24	179	206	-	-
RMBS	1	1	-	-	-	-
CMBS	3	4	-	-	-	-
CDOs	1	1	4	1	-	-
Common stock	475	418	96	57	-	-
Cash and invested cash	18	24	53	39	42	39
Total	$1,043	$956	$371	$350	$42	$39

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

Plan Cash Flows

It is our practice to make contributions to the qualified pension plans to comply with minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended and with guidance issued there under.  In accordance with such practice, no contributions were required for the years ended December 31, 2012 or 2011; however, we elected to contribute $25 million on December 20, 2012, and December 1, 2011.  Based on our calculations, we do not expect to be required to make any contributions to our qualified pension plans in 2013 under applicable pension law.

For our nonqualified pension plans, we fund the benefits as they become due to retirees.  The amount expected to be contributed to the nonqualified pension plans during 2013 is approximately $10 million.

We expect the following benefit payments (in millions):

	Pension Plans
	Qualified	Nonqualified	Qualified
	U.S.	U.S.	Non-U.S.	U.S.
	Defined	Defined	Defined	Other
	Benefit	Benefit	Benefit	Post-
	Pension	Pension	Pension	retirement
	Plans	Plans	Plans	Plans
2013	$74	$10	$14	$9
2014	71	10	14	9
2015	70	12	15	9
2016	71	10	16	10
2017	70	9	17	10
Following five years thereafter	340	45	94	49

18.  Defined Contribution and Deferred Compensation Plans

Defined Contribution Plans

We sponsor defined contribution plans, which include money purchase plans, for eligible employees and agents.  We make contributions and matching contributions to each of the active plans in accordance with the plan documents and various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.  For the years ended December 31, 2012, 2011 and 2010, expenses (income) for these plans were $70 million, $67 million and $62 million, respectively.

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

Information (in millions) with respect to these plans was as follows:

	As of December 31,
	2012	2011
Total liabilities (1)	$386	$354
Investments held to fund liabilities (2)	146	133

(1)	Reported in other liabilities on our Consolidated Balance Sheets.
(2)	Reported in other assets on our Consolidated Balance Sheets.

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

	For the Years Ended December 31,
	2012	2011	2010
Employer matching contributions	$7	$6	$6
Increase (decrease) in measurement of liabilities, net of total return swap	7	1	1
Total plan expenses (income)	$14	$7	$7

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

	For the Years Ended December 31,
	2012	2011	2010
Employer matching contributions	$1	$1	$3
Increase (decrease) in measurement of liabilities, net of total return swap	2	-	3
Total plan expenses (income)	$3	$1	$6

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors may defer a portion of their annual retainers, and we credit deferred stock units annually to their accounts.  The prescribed “phantom” investment options are identical to those offered in the employees’ deferred compensation plan.  For the years ended December 31, 2012, 2011 and 2010, expenses (income) for this plan were $2 million, less than ($1) million and $2 million, respectively.

Deferred Compensation Plan for Former JP Agents

Eligible former agents of JP may participate in this deferred compensation plan.  Participants may elect to defer commissions and bonuses and specify where this deferred compensation will be invested in selected notional mutual funds.  Participants may not receive the returns on these funds until attaining a specified age or in the event of a significant lifestyle change.  The funded amount is rebalanced to match the funds that have been elected under the deferred compensation plan.  The plan obligation increases with contributions, deferrals and investment gains, and decreases with withdrawals and investment losses.  The plan assets increase with investment gains and decrease with investment losses and payouts of benefits.  For the years ended December 31, 2012, 2011 and 2010, expenses (income) for this plan were $3 million, $4 million and $2 million, respectively.

19.  Stock-Based Incentive Compensation Plans

LNC Stock-Based Incentive Plans

We sponsor two stock-based incentive plans for our employees and directors and for the employees and agents of our subsidiaries that provide for the issuance of stock options, performance shares (performance-vested shares as opposed to service-vested shares), stock appreciation rights (“SARs”) and restricted stock units (“RSUs”).  We issue new shares to satisfy option exercises.

Total compensation expense (in millions) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Stock options	$8	$8	$5
Performance shares	5	2	(1)
SARs	1	-	-
RSUs and nonvested stock	17	12	12
Total	$31	$22	$16

Recognized tax benefit	$11	$8	$6

Total unrecognized compensation expense (in millions) and expected weighted-average life (in years) by award type for all of our stock-based incentive plans was as follows:

	For the Years Ended December 31,
	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Expense	Period	Expense	Period	Expense	Period
Stock options	$6	1.8	$6	1.7	$4	1.8
Performance shares	9	1.6	4	2.0	-	-
SARs	1	3.3	1	3.4	1	3.7
RSUs and nonvested stock	20	1.3	17	1.7	19	1.9
Total unrecognized stock-based incentive compensation expense	$36		$28		$24

In the first quarter of 2012, a performance period from 2012-2014 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 29%, LNC stock options representing approximately 35% and LNC performance shares representing approximately 36% of the total award.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Depending on the performance results for this period, the ultimate payout of performance shares could range from zero to 200% of the target award.  Under the 2012-2014 plan, a total of 766,217 LNC RSUs, 903,502 LNC stock options and 306,456 LNC performance shares were granted.

In the first quarter of 2011, a performance period from 2011-2013 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC RSUs representing approximately 34%, LNC stock options representing approximately 33% and LNC performance shares representing approximately 33% of the total award.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Under the 2011-2013 plan, a total of 221,813 LNC RSUs, 459,093 LNC stock options and 215,137 LNC performance shares were granted.

In the first quarter of 2010, a performance period from 2010-2012 was approved for certain of our executive officers by the Compensation Committee.  The award for executive officers participating in this performance period consisted of LNC stock options representing approximately 34% and LNC RSUs representing approximately 66% of the total award.  LNC stock options granted for this performance period have a maximum contractual term of ten years and vest ratably over the three-year period, based solely on a service condition.  Under the 2010-2012 plan, a total of 301,524 LNC stock options and 575,353 LNC RSUs were granted.

The option price assumptions used for our stock option awards were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Weighted-average fair value per option granted	$8.35	$13.88	$16.91
Assumptions:
Dividend yield	1.9%	1.2%	1.3%
Expected volatility	42.0%	48.5%	72.5%
Risk-free interest rate	0.9-1.2%	1.4-2.9%	2.7-3.3%
Expected life (in years)	5.8	6.7	6.3

The fair value of options is determined using a Black-Scholes options valuation model with the assumptions disclosed in the table above.  The dividend yield is based on the expected dividend rate during the expected life of the option.  Expected volatility is based on the implied volatility of exchange-traded securities and the historical volatility of the LNC stock price.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of the options granted represents the weighted-average period of time from the grant date to the date of exercise, expiration or cancellation based upon historical behavior.

Information with respect to our incentive plans involving stock options with performance conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2011	1,849,448	$48.19
Granted - original	99,113	27.26
Exercised (includes shares tendered)	(1,298)	16.24
Forfeited or expired	(679,668)	51.16
Outstanding as of December 31, 2012	1,267,595	$45.29	4.15	$1

Vested or expected to vest as of December 31, 2012 (1)	1,245,410	$45.60	4.16	$1

Exercisable as of December 31, 2012	1,156,671	$46.93	4.19	$1

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010, was $1 million, $2 million and $9 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was zero.

Information with respect to our incentive plans involving stock options with service conditions (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2011	6,650,558	$46.73
Granted - original	954,642	24.75
Exercised (includes shares tendered)	(22,798)	16.01
Forfeited or expired	(2,066,641)	51.69
Outstanding as of December 31, 2012	5,515,761	$41.20	4.07	$5

Vested or expected to vest as of December 31, 2012 (1)	5,273,417	$41.89	3.85	$5

Exercisable as of December 31, 2012	4,304,041	$45.46	2.72	$4

(1)	Includes estimated forfeitures.

The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010, was $4 million, $7 million and $4 million, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was zero.

Information with respect to our performance shares was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested as of December 31, 2011	197,449	$31.02
Granted	306,456	30.07
Forfeited	(24,407)	33.29
Nonvested as of December 31, 2012	479,498	$32.48

SARs

Under our incentive compensation plan, we issue SARs to certain planners and advisors who have full-time contracts with us.  The SARs under this plan are rights on our stock that are cash settled and become exercisable in increments of 25% over the four-year period following the SARs grant date.  SARs are granted with an exercise price equal to the fair market value of our stock at the date of grant and, unless cancelled earlier due to certain terminations of employment, expire five years from the date of grant.  Generally, such SARs are transferable only upon death.

We recognize compensation expense for SARs based on the fair value method using the Black-Scholes option-pricing model.  Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs.  The SARs liability is marked-to-market through net income, which causes volatility in net income (loss) as a result of changes in the market value of our stock and reported within commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).  The SARs liability as of December 31, 2012 and 2011, was $1 million and reported within other liabilities on our Consolidated Balance Sheets.

The option price assumptions used for our SARs were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Weighted-average fair value per SAR granted	$8.91	$9.41	$7.81
Assumptions:
Dividend yield	1.4%	1.9%	2.4%
Expected volatility	40.7%	39.1%	38.2%
Risk-free interest rate	1.3%	2.2%	1.8%
Expected life (in years)	5.0	5.0	5.0

The assumptions above are the same as those discussed for options above, except the dividend yield is based on the current dividend rate at the date of grant, expected volatility is based on the implied volatility of exchange-traded securities and the expected life represents the contractual term.

Information with respect to our SARs plan (aggregate intrinsic value shown in millions) was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 31, 2011	671,325	$43.26
Granted - original	80,225	27.29
Exercised (includes shares tendered)	(11,875)	16.24
Forfeited or expired	(169,994)	64.98
Outstanding as of December 31, 2012	569,681	$35.01	1.79	$1

Vested or expected to vest as of December 31, 2012 (1)	549,971	$35.32	1.74	$1

Exercisable as of December 31, 2012	405,876	$38.01	1.19	$1

(1)	Includes estimated forfeitures.

The payment for SARs exercised during the years ended December 31, 2012, 2011 and 2010, was zero.

RSUs

We award RSUs under the incentive compensation plan, generally subject to a three-year vesting period.  Information with respect to our restricted stock units was as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2011	1,779,353	$23.94
Granted	766,217	25.08
Vested	(653,848)	18.29
Forfeited	(175,315)	26.20
Outstanding as of December 31, 2012	1,716,407	$26.49

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

Statutory capital and surplus, net gain (loss) from operations, after-tax, net income (loss) and dividends to LNC holding company amounts (in millions) below consists of all or a combination of the following entities:  LNL, First Penn-Pacific Life Insurance Company, Lincoln Reinsurance Company of South Carolina, Lincoln Reinsurance Company of South Carolina II, Lincoln Life & Annuity Company of New York (“LLANY”), Lincoln Reinsurance Company of Vermont I, Lincoln Reinsurance Company of Vermont II, Lincoln Reinsurance Company of Vermont III and Lincoln Reinsurance Company of Vermont IV.

	As of December 31,
	2012	2011
U.S. capital and surplus	$6,715	$7,264

	For the Years Ended December 31,
	2012	2011	2010
U.S. net gain (loss) from operations, after-tax	$736	$323	$557
U.S. net income (loss)	681	135	432
U.S. dividends to LNC holding company	635	818	684

The increase in statutory net income (loss) when comparing 2012 to 2011 was primarily due to a decrease in realized losses in invested assets, an increase in favorable tax items over prior year and favorable reserve developments in variable annuities due to improvements in the equity market and less volatility in the forward interest rates.

The decrease in statutory net income (loss) when comparing 2011to 2010 was primarily due to increased realized losses in invested assets, an increase in reserves on UL secondary guarantee products and prior year favorable tax items that did not repeat in the current year.

The states of domicile of the Company’s insurance subsidiaries have adopted certain prescribed accounting practices that differ from those found in NAIC SAP.  These prescribed practices are the use of continuous Commissioners Annuity Reserve Valuation Method (“CARVM”) in the calculation of reserves as prescribed by the state of New York, the calculation of reserves on universal life policies based on the Indiana universal life method as prescribed by the state of Indiana for policies issued before January, 1, 2006, and the use of a more conservative valuation interest rate on certain annuities prescribed by the states of Indiana and New York.  The Vermont insurance subsidiaries also have an accounting practice permitted by the state of Vermont that differs from that found in NAIC SAP.  Specifically, it is accounting for the lesser of the face amount of all amounts outstanding under an LOC and the value of the Valuation of Life Insurance Policies Model Regulation (“XXX”) additional statutory reserves as an admitted asset and a form of surplus as of December 31, 2012 and 2011.

The favorable (unfavorable) effects on statutory surplus compared to NAIC statutory surplus from the use of these prescribed and permitted practices (in millions) were as follows:

	As of December 31,
	2012	2011
Calculation of reserves using the Indiana universal life method	$249	$270
Calculation of reserves using continuous CARVM	(2)	(2)
Conservative valuation rate on certain annuities	(26)	(20)
Lesser of LOC and XXX additional reserve as surplus	2,483	1,731

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company.  Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), only from unassigned surplus or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding 12 consecutive months, would exceed the statutory limitation.  The current statutory limitation is the greater of 10% of the insurer’s contract holders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain from operations for the previous 12 months, but in no event to exceed statutory unassigned surplus.  Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.  LNL’s subsidiary, LLANY, a New York-domiciled insurance company, has similar restrictions, except that in New York it is the lesser of 10% of surplus to contract holders as of the immediately preceding calendar year or net gain from operations for the immediately preceding calendar year, not including realized capital gains.  We expect our domestic insurance subsidiaries could pay dividends of approximately $730 million in 2013 without prior approval from the respective state commissioner.

All payments of principal and interest on the surplus notes must be approved by the respective Commissioner of Insurance.

21.  Fair Value of Financial Instruments

The carrying values and estimated fair values of our financial instruments (in millions) were as follows:

	As of December 31, 2012		As of December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets
AFS securities:
Fixed maturity securities	$82,036	$82,036	$75,433	$75,433
VIEs' fixed maturity securities	708	708	700	700
Equity securities	157	157	139	139
Trading securities	2,554	2,554	2,675	2,675
Mortgage loans on real estate	7,029	7,704	6,942	7,608
Derivative investments	2,652	2,652	3,151	3,151
Other investments	1,098	1,098	1,069	1,069
Cash and invested cash	4,230	4,230	4,510	4,510
Separate account assets	95,373	95,373	83,477	83,477

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(732)	(732)	(399)	(399)
GLB reserves embedded derivatives	(909)	(909)	(2,217)	(2,217)
Other contract holder funds:
Remaining guaranteed interest and similar contracts	(867)	(867)	(1,114)	(1,114)
Account values of certain investment contracts	(28,540)	(32,688)	(27,468)	(30,812)
Short-term debt (1)	(200)	(204)	(300)	(309)
Long-term debt	(5,439)	(5,824)	(5,391)	(5,345)
Reinsurance related embedded derivatives	(215)	(215)	(168)	(168)
VIEs' liabilities - derivative instruments	(128)	(128)	(291)	(291)
Other liabilities:
Credit default swaps	(11)	(11)	(16)	(16)

Benefit Plans' Assets (2)	1,456	1,456	1,345	1,345

(1)	The difference between the carrying value and fair value of short-term debt as of December 31, 2012 and 2011, related to current maturities of long-term debt.
(2)	Included in the funded statuses of the benefit plans, which is reported in other liabilities on our Consolidated Balance Sheets. Refer to Note 17 for additional detail.

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

Other Contract Holder Funds

Other contract holder funds include remaining guaranteed interest and similar contracts and account values of certain investment contracts.  The fair value for the remaining guaranteed interest and similar contracts is estimated using discounted cash flow calculations as of the balance sheet date.  These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.  As of December 31, 2012 and 2011, the remaining guaranteed interest and similar contracts carrying value approximated fair value.  The fair value of the account values of certain investment contracts is based on their approximate surrender value as of the balance sheet date.  The inputs used to measure the fair value of our other contract holder funds are classified as Level 3 within the fair value hierarchy.

Short-Term and Long-Term Debt

The fair value of long-term debt is based on quoted market prices.  For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.  The inputs used to measure the fair value of our short-term and long-term debt are classified as Level 2 within the fair value hierarchy.

Financial Instruments Carried at Fair Value

We did not have any assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 or 2011, and we noted no changes in our valuation methodologies between these periods.

The following summarizes our financial instruments carried at fair value (in millions) on a recurring basis by the fair value hierarchy levels described above:

	As of December 31, 2012
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$65	$66,446	$1,505	$68,016
U.S. government bonds	411	30	1	442
Foreign government bonds	-	608	46	654
RMBS	-	6,168	3	6,171
CMBS	-	976	27	1,003
CDOs	-	26	154	180
State and municipal bonds	-	4,321	32	4,353
Hybrid and redeemable preferred securities	30	1,069	118	1,217
VIEs' fixed maturity securities	110	598	-	708
Equity AFS securities	44	26	87	157
Trading securities	2	2,496	56	2,554
Derivative investments	-	626	2,026	2,652
Cash and invested cash	-	4,230	-	4,230
Separate account assets	1,519	93,854	-	95,373
Total assets	$2,181	$181,474	$4,055	$187,710

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(732)	$(732)
GLB reserves embedded derivatives	-	-	(909)	(909)
Long-term debt	-	(1,203)	-	(1,203)
Reinsurance related embedded derivatives	-	(215)	-	(215)
VIEs' liabilities - derivative instruments	-	-	(128)	(128)
Other liabilities:
Credit default swaps	-	-	(11)	(11)
Total liabilities	$-	$(1,418)	$(1,780)	$(3,198)

Benefit Plans' Assets	$116	$1,340	$-	$1,456

	As of December 31, 2011
	Quoted
	Prices
	in Active
	Markets for	Significant	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Investments:
Fixed maturity AFS securities:
Corporate bonds	$63	$57,310	$1,888	$59,261
U.S. government bonds	475	18	1	494
Foreign government bonds	-	636	97	733
RMBS	-	7,881	158	8,039
CMBS	-	1,566	34	1,600
CDOs	-	-	102	102
State and municipal bonds	-	4,047	-	4,047
Hybrid and redeemable preferred securities	15	1,042	100	1,157
VIEs' fixed maturity securities	108	592	-	700
Equity AFS securities	37	46	56	139
Trading securities	2	2,605	68	2,675
Derivative investments	-	681	2,470	3,151
Cash and invested cash	-	4,510	-	4,510
Separate account assets	1,582	81,895	-	83,477
Total assets	$2,282	$162,829	$4,974	$170,085

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	$-	$-	$(399)	$(399)
GLB reserves embedded derivatives	-	-	(2,217)	(2,217)
Long-term debt	-	(1,688)	-	(1,688)
Reinsurance related embedded derivatives	-	(168)	-	(168)
VIEs' liabilities - derivative instruments	-	-	(291)	(291)
Other liabilities:
Credit default swaps	-	-	(16)	(16)
Total liabilities	$-	$(1,856)	$(2,923)	$(4,779)

Benefit Plans' Assets	$99	$1,246	$-	$1,345

The following summarizes changes to our financial instruments carried at fair value (in millions) and classified within Level 3 of the fair value hierarchy.  This summary excludes any effect of amortization of DAC, VOBA, DSI and DFEL.  The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

	For the Year Ended December 31, 2012
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,888	$(27)	$34	$266	$(656)	$1,505
U.S. government bonds	1	-	-	-	-	1
Foreign government bonds	97	-	-	(5)	(46)	46
RMBS	158	(3)	3	(8)	(147)	3
CMBS	34	(11)	18	(12)	(2)	27
CDOs	102	(2)	8	61	(15)	154
State and municipal bonds	-	-	-	32	-	32
Hybrid and redeemable preferred securities	100	(1)	24	-	(5)	118
Equity AFS securities	56	(8)	13	26	-	87
Trading securities	68	3	4	(2)	(17)	56
Derivative investments	2,470	(790)	158	188	-	2,026
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(399)	(136)	-	(197)	-	(732)
GLB reserves embedded derivatives	(2,217)	1,308	-	-	-	(909)
VIEs' liabilities - derivative instruments (5)	(291)	163	-	-	-	(128)
Other liabilities:
Credit default swaps (6)	(16)	5	-	-	-	(11)
Total, net	$2,051	$501	$262	$349	$(888)	$2,275

	For the Year Ended December 31, 2011
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$1,816	$2	$42	$(138)	$166	$1,888
U.S. government bonds	2	-	-	(1)	-	1
Foreign government bonds	113	-	4	(3)	(17)	97
RMBS	119	(3)	7	35	-	158
CMBS	109	(62)	62	(78)	3	34
CDOs	172	19	(17)	(72)	-	102
Hybrid and redeemable preferred securities	119	(1)	(6)	(9)	(3)	100
Equity AFS securities	92	8	(12)	1	(33)	56
Trading securities	76	1	3	(8)	(4)	68
Derivative investments	1,495	495	363	117	-	2,470
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(497)	5	-	93	-	(399)
GLB reserves embedded derivatives	(408)	(1,809)	-	-	-	(2,217)
VIEs' liabilities - derivative instruments (5)	(209)	(82)	-	-	-	(291)
Other liabilities:
Credit default swaps (6)	(16)	(7)	-	7	-	(16)
Total, net	$2,983	$(1,434)	$446	$(56)	$112	$2,051

Benefit plans' assets (7)	$40	$2	$(3)	$(39)	$-	$-

	For the Year Ended December 31, 2010
				Purchases,
			Gains	Issuances,	Transfers
		Items	(Losses)	Sales,	In or
		Included	in	Maturities,	Out
	Beginning	in	OCI	Settlements,	of	Ending
	Fair	Net	and	Calls,	Level 3,	Fair
	Value	Income	Other (1)	Net	Net (2)	Value
Investments: (3)
Fixed maturity AFS securities:
Corporate bonds	$2,070	$(42)	$56	$(218)	$(50)	$1,816
U.S. government bonds	3	-	-	(4)	3	2
Foreign government bonds	92	-	8	(4)	17	113
RMBS	136	(5)	9	(17)	(4)	119
CMBS	259	(47)	87	(72)	(118)	109
CDOs	153	1	30	(12)	-	172
CLNs	322	-	278	-	(600)	-
Hybrid and redeemable preferred securities	156	3	(26)	(14)	-	119
Equity AFS securities	88	-	8	(4)	-	92
Trading securities	91	3	(10)	(7)	(1)	76
Derivative investments	1,368	(151)	7	271	-	1,495
Future contract benefits: (4)
Indexed annuity contracts embedded derivatives	(419)	(81)	-	3	-	(497)
GLB reserves embedded derivatives	(676)	268	-	-	-	(408)
VIEs' liabilities - derivative instruments (5)	-	16	-	-	(225)	(209)
Other liabilities:
Credit default swaps (6)	(65)	7	-	42	-	(16)
Total, net	$3,578	$(28)	$447	$(36)	$(978)	$2,983

Benefit plans' assets (7)	$3	$-	$3	$34	$-	$40

(1)	The changes in fair value of the interest rate swaps are offset by an adjustment to derivative investments (see Note 6).
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

(4)	Gains (losses) from sales, maturities, settlements and calls are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(5)	The changes in fair value of the credit default swaps and contingency forwards are included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(6)	Gains (losses) from sales, maturities, settlements and calls are included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).
(7)	The expected return on plan assets is reported in commissions and other expenses on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the items included in issuances, sales, maturities, settlements, calls, net, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits (in millions) as reported above:

	For the Year Ended December 31, 2012
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$364	$(30)	$(6)	$(55)	$(7)	$266
Foreign government bonds	-	-	(5)	-	-	(5)
RMBS	-	-	(7)	(1)	-	(8)
CMBS	-	-	-	(12)	-	(12)
CDOs	72	-	-	(11)	-	61
State and municipal bonds	32	-	-	-	-	32
Equity AFS securities	26	-	-	-	-	26
Trading securities	-	-	-	(2)	-	(2)
Derivative investments	454	(28)	(238)	-	-	188
Future contract benefits:
Indexed annuity contracts embedded derivatives	(99)	-	-	(98)	-	(197)
Total, net	$849	$(58)	$(256)	$(179)	$(7)	$349

	For the Year Ended December 31, 2011
	Issuances	Sales	Maturities	Settlements	Calls	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$237	$(216)	$(16)	$(54)	$(89)	$(138)
U.S. government bonds	-	-	-	(1)	-	(1)
Foreign government bonds	-	(2)	-	-	(1)	(3)
RMBS	51	(1)	-	(15)	-	35
CMBS	-	(53)	-	(24)	(1)	(78)
CDOs	-	(33)	-	(39)	-	(72)
Hybrid and redeemable preferred securities	9	(18)	-	-	-	(9)
Equity AFS securities	19	(18)	-	-	-	1
Trading securities	-	(3)	-	(5)	-	(8)
Derivative investments	396	(2)	(277)	-	-	117
Future contract benefits:
Indexed annuity contracts embedded derivatives	(59)	-	-	152	-	93
Other liabilities:
Credit default swaps	-	7	-	-	-	7
Total, net	$653	$(339)	$(293)	$14	$(91)	$(56)

Benefit plans' assets	$-	$(22)	$(17)	$-	$-	$(39)

The following summarizes changes in unrealized gains (losses) included in net income, excluding any effect of amortization of DAC, VOBA, DSI and DFEL and changes in future contract benefits, related to financial instruments carried at fair value  classified within Level 3 that we still held (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Investments: (1)
Derivative investments	$823	$472	$(162)
Future contract benefits: (1)
Indexed annuity contracts embedded derivatives	(10)	(1)	44
GLB reserves embedded derivatives	1,472	(1,615)	419
VIEs' liabilities - derivative instruments (1)	163	(82)	16
Other liabilities:
Credit default swaps (2)	6	(8)	(12)
Total, net	$2,454	$(1,234)	$305

(1)	Included in realized gain (loss) on our Consolidated Statements of Comprehensive Income (Loss).
(2)	Included in net investment income on our Consolidated Statements of Comprehensive Income (Loss).

The following provides the components of the transfers in and out of Level 3 (in millions) as reported above:

	For the Year Ended December 31, 2012
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$35	$(691)	$(656)
Foreign government bonds	-	(46)	(46)
RMBS	-	(147)	(147)
CMBS	5	(7)	(2)
CDOs	6	(21)	(15)
Hybrid and redeemable preferred securities	35	(40)	(5)
Trading securities	2	(19)	(17)
Total, net	$83	$(971)	$(888)

	For the Year Ended December 31, 2011
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$249	$(83)	$166
Foreign government bonds	-	(17)	(17)
CMBS	4	(1)	3
Hybrid and redeemable preferred securities	18	(21)	(3)
Equity AFS securities	2	(35)	(33)
Trading securities	1	(5)	(4)
Total, net	$274	$(162)	$112

	For the Year Ended December 31, 2010
	Transfers	Transfers
	In to	Out of
	Level 3	Level 3	Total
Investments:
Fixed maturity AFS securities:
Corporate bonds	$147	$(197)	$(50)
U.S. government bonds	3	-	3
Foreign government bonds	17	-	17
RMBS	-	(4)	(4)
CMBS	3	(121)	(118)
CLNs	-	(600)	(600)
Trading securities	-	(1)	(1)
VIEs' liabilities - derivative instruments	(225)	-	(225)
Total, net	$(55)	$(923)	$(978)

Transfers in and out of Level 3 are generally the result of observable market information on a security no longer being available or becoming available to our pricing vendors.  For the years ended December 31, 2012, 2011 and 2010, our corporate bonds, RMBS and CMBS transfers in and out were attributable primarily to the securities’ observable market information no longer being available or becoming available.  For the year ended December 31, 2010, the CLNs transfers out of Level 3 and VIEs’ liabilities – derivative instruments transfer into Level 3 were related to new accounting guidance that is discussed in Note 2.  Transfers in and out of Levels 1 and 2 are generally the result of a change in the type of input used to measure the fair value of an asset or liability at the end of the reporting period.  When quoted prices in active markets become available, transfers from Level 2 to Level 1 will result.  When quoted prices in active markets become unavailable, but we are able to employ a valuation methodology using significant observable inputs, transfers from Level 1 to Level 2 will result.  For the years ended December 31, 2012, 2011 and 2010, the transfers between Levels 1 and 2 of the fair value hierarchy were less than $1 million for our financial instruments carried at fair value.

The following summarizes the fair value (in millions), valuation techniques and significant unobservable inputs of the Level 3 fair value measurements as of December 31, 2012:

	Fair	Valuation	Significant
	Value	Technique	Unobservable Inputs	Input Ranges
Assets
Investments:
Fixed maturity AFS and trading securities
Corporate bonds	$922	Discounted cash flow	Liquidity/duration adjustment (1)	1.7% - 13.5%
Foreign government bonds	46	Discounted cash flow	Liquidity/duration adjustment (1)	2.3% - 5.3%
Hybrid and redeemablepreferred stock	21	Discounted cash flow	Liquidity/duration adjustment (1)	2.7% - 2.9%

Equity AFS and trading securities	25	Discounted cash flow	Liquidity/duration adjustment (1)	4.3% - 4.5%

Liabilities
Future contract benefits:
Indexed annuity contracts embedded derivatives	(732)	Discounted cash flow	Lapse rate (2)	1.0% - 15.0%
			Mortality rate (5)	(7)

GLB reserves embedded derivatives	909	Monte Carlo simulation	Long-term lapse rate (2)	1.0% - 27.0%
			Utilization of guaranteed withdrawal (3)	90.0% - 100.0%
			NPR (4)	0.03% - 0.54%
			Mortality rate (5)	(7)
			Volatility (6)	1.0% - 35.0%

(1)
The liquidity/duration adjustment input represents an estimated market participant composite of adjustments attributable to liquidity premiums, expected durations, structures and credit quality that would be applied to the market observable information of an investment.

(2)
The lapse rate input represents the estimated probability of a contract surrendering during a year, and thereby forgoing any future benefits.  The range for indexed annuity contracts represents the lapse rates during the surrender charge period.

(3)	The utilization of guaranteed withdrawals input represents the estimated percentage of contract holders that utilize the guaranteed withdrawal feature.
(4)	The NPR input represents the estimated additional credit spread that market participants would apply to the market observable discount rate when pricing a contract.
(5)	The mortality rate input represents the estimated probability of when an individual belonging to a particular group, categorized according to age or some other factor such as gender, will die.
(6)
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

As part of our on-going valuation process, we assess the reasonableness of our valuation techniques or models and make adjustments as necessary.  For more information, see “Summary of Significant Accounting Policies” above.

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

The Retirement Plan Services segment provides employer-sponsored defined benefit and individual retirement accounts, as well as individual and group variable annuities, group fixed annuities and mutual-fund based programs in the retirement plan marketplace.

The Life Insurance segment focuses in the creation and protection of wealth through life insurance products, including term insurance, a linked-benefit product (which is a UL policy linked with riders that provide for long-term care costs), indexed UL and both single and survivorship versions of UL and VUL, including corporate-owned UL and VUL insurance and bank-owned UL and VUL insurance products.

The Group Protection segment offers principally group non-medical insurance products, including term life, universal life, disability, dental, vision, accident and critical illness insurance to the employer market place through various forms of contributory and non-contributory plans.  Its products are marketed primarily through a national distribution system of regional group offices.  These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms.

Other Operations includes investments related to the excess capital in our insurance subsidiaries; investments in media properties and other corporate investments; benefit plan net liability; the unamortized deferred gain on indemnity reinsurance related to the sale of reinsurance; the results of certain disability income business; our run-off Institutional Pension business, the majority of which was sold on a group annuity basis; and debt costs.

Segment operating revenues and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments.  Income (loss) from operations is GAAP net income excluding the after-tax effects of the following items, as applicable:

•	Realized gains and losses associated with the following (“excluded realized gain (loss)”):
▪	Sales or disposals of securities;
▪	Impairments of securities;
▪	Changes in the fair value of derivatives, embedded derivatives within certain reinsurance arrangements and our trading securities;
▪	Changes in the fair value of the derivatives we own to hedge our GDB riders within our variable annuities;
▪	Changes in the fair value of the embedded derivatives of our GLB riders accounted for at fair value, net of the change in the fair value of the derivatives we own to hedge them; and
▪
Changes in the fair value of the embedded derivative liabilities related to index call options we may purchase in the future to hedge contract holder index allocations applicable to future reset periods for our indexed annuity products accounted for at fair value.

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

Segment information (in millions) was as follows:

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Operating revenues:
Annuities	$2,975	$2,871	$2,659
Retirement Plan Services	1,024	1,017	988
Life Insurance	5,053	4,740	4,590
Group Protection	2,091	1,938	1,831
Other Operations	423	461	487
Excluded realized gain (loss), pre-tax	(39)	(388)	(143)
Amortization of deferred gain arising from reserve changes on business sold through reinsurance, pre-tax	4	2	3
Amortization of DFEL associated with benefit ratio unlocking, pre-tax	1	-	-
Total revenues	$11,532	$10,641	$10,415

	For the Years Ended December 31,
	2012	2011	2010
Net Income (Loss)
Income (loss) from operations:
Annuities	$595	$573	$471
Retirement Plan Services	130	163	151
Life Insurance	574	559	453
Group Protection	72	97	68
Other Operations	(87)	(146)	(188)
Excluded realized gain (loss), after-tax	(25)	(252)	(93)
Gain (loss) on early extinguishment of debt, after-tax	(3)	(5)	(3)
Income (expense) from reserve changes (net of related amortization) on business sold through reinsurance, after-tax	3	2	3
Impairment of intangibles, after-tax	2	(747)	-
Benefit ratio unlocking, after-tax	25	(15)	11
Income (loss) from continuing operations, after-tax	1,286	229	873
Income (loss) from discontinued operations, after-tax	27	(8)	29
Net income (loss)	$1,313	$221	$902

	For the Years Ended December 31,
	2012	2011	2010
Net Investment Income
Annuities	$1,082	$1,106	$1,119
Retirement Plan Services	799	792	769
Life Insurance	2,396	2,294	2,186
Group Protection	162	152	141
Other Operations	259	308	326
Total net investment income	$4,698	$4,652	$4,541

	For the Years Ended December 31,
	2012	2011	2010
Amortization of DAC and VOBA, Net of Interest
Annuities	$321	$351	$360
Retirement Plan Services	42	33	54
Life Insurance	614	423	451
Group Protection	49	39	40
Total amortization of DAC and VOBA, net of interest	$1,026	$846	$905

	For the Years Ended December 31,
	2012	2011	2010
Federal Income Tax Expense (Benefit)
Annuities	$121	$104	$97
Retirement Plan Services	38	63	58
Life Insurance	264	276	222
Group Protection	39	52	36
Other Operations	(177)	(77)	(105)
Excluded realized gain (loss)	(14)	(136)	(50)
Gain (loss) on early extinguishment of debt	(2)	(3)	(2)
Reserve changes (net of related amortization) on business sold through reinsurance	1	1	1
Impairment of intangibles	(2)	-	-
Benefit ratio unlocking	14	(6)	5
Total federal income tax expense (benefit)	$282	$274	$262

	As of December 31,
	2012	2011
Assets
Annuities	$106,906	$96,866
Retirement Plan Services	30,651	28,626
Life Insurance	64,115	59,711
Group Protection	3,733	3,429
Other Operations	13,464	12,859
Total assets	$218,869	$201,491

23.  Supplemental Disclosures of Cash Flow Data

The following summarizes our supplemental cash flow data (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Interest paid	$270	$287	$282
Income taxes paid (received)	124	(36)	(107)
Significant non-cash investing and financing transactions:
Business dispositions:
Assets disposed (includes cash and invested cash)	$-	$-	$(509)
Liabilities disposed	-	(3)	116
Cash received (paid)	(1)	-	459
Gain (loss) on dispositions	$(1)	$(3)	$66
Sale of subsidiaries/businesses:
Proceeds from sale of subsidiaries/businesses	$-	$-	$4
Gain (loss) on sale of subsidiaries/businesses	$-	$-	$4

24.  Quarterly Results of Operations (Unaudited)

We have restated our financial statements for all four quarters of 2011 and the first three quarters of 2012 to correct for tax errors as discussed in “Basis of Presentation” in Note 1.

The effect of the restatement for all four quarters of 2011 and the first two quarters of 2012 increased federal income tax expense (benefit) and decreased income (loss) from continuing operations and net income (loss) by $3 million and lowered our basic and diluted EPS by $0.01 for each of these periods on our previously reported consolidated financial statements.  In addition, the effect of the restatement increased other liabilities and total liabilities and decreased retained earnings and total stockholders’ equity as of March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, and June 30, 2012, by $130 million, $133 million, $136 million, $138 million, $141 million and $144 million, respectively.

The effect of the restatement for the third quarter of 2012 decreased federal income tax expense (benefit) and increased income (loss) from continuing operations and net income (loss) by $27 million and increased our basic and diluted EPS by $0.10 on our previously reported consolidated financial statements.  In addition, the effect of the restatement increased other liabilities and total liabilities and decreased retained earnings and total stockholders’ equity as of September 30, 2012, by $117 million.

The net income (loss) and change in federal income tax accruals line items within net cash provided by (used in) operating activities on our previously reported Consolidated Statements of Cash Flows have been restated by offsetting adjustments related to the tax restatement.  The restatement had no effect on total cash flows from operating, investing or financing activities in any quarterly period.

The unaudited quarterly results of operations (in millions, except per share data) were as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2012
Total revenues	$2,715	$2,899	$2,954	$2,964
Total expenses	2,407	2,457	2,536	2,564
Income (loss) from continuing operations	244	322	400	320
Income (loss) from discontinued operations, net of federal income taxes	(1)	-	28	-
Net income (loss)	243	322	428	320
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	0.84	1.14	1.44	1.17
Income (loss) from discontinued operations	-	-	0.10	-
Net income (loss)	0.84	1.14	1.54	1.17
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	0.82	1.09	1.41	1.14
Income (loss) from discontinued operations	-	-	0.10	-
Net income (loss)	0.82	1.09	1.51	1.14

2011
Total revenues	$2,718	$2,807	$2,547	$2,569
Total expenses	2,288	2,399	2,393	3,058
Income (loss) from continuing operations	311	301	158	(541)
Income (loss) from discontinued operations, net of federal income taxes	-	-	(8)	-
Net income (loss)	311	301	150	(541)
Earnings (loss) per common share - basic:
Income (loss) from continuing operations	0.99	0.97	0.52	(1.82)
Income (loss) from discontinued operations	-	-	(0.03)	-
Net income (loss)	0.99	0.97	0.49	(1.82)
Earnings (loss) per common share - diluted:
Income (loss) from continuing operations	0.96	0.94	0.49	(1.82)
Income (loss) from discontinued operations	-	-	(0.03)	-
Net income (loss)	0.96	0.94	0.46	(1.82)

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 114 of “Item 8.  Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information for this item relating to officers of LNC is incorporated by reference to “Part I – Executive Officers of the Registrant.”  Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “GOVERNANCE OF THE COMPANY – Our Corporate Governance Guidelines,” “GOVERNANCE OF THE COMPANY – Director Nomination Process,” “THE BOARD OF DIRECTORS AND COMMITTEES – Current Committee Membership and Meetings Held During 2013,” “THE BOARD OF DIRECTORS AND COMMITTEES – Audit Committee,” “ITEM 1 – Election of Directors,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “GENERAL – Shareholder Proposals” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2013.

We have adopted a code of ethics, which we refer to as our “Code of Conduct,” that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions.  The Code of Conduct is posted on our Internet website (www.lincolnfinancial.com).  LNC will provide to any person without charge, upon request, a copy of such code.  Requests for the Code of Conduct should be directed to:  Corporate Secretary, Lincoln National Corporation, 150 N. Radnor Chester Road, Suite A305, Radnor, PA 19087.  We intend to disclose any amendment to or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers on our website, www.lfg.com.

Item 11.  Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “SECURITY OWNERSHIP” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2012, regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 19 to the consolidated financial statements included in “Part II – Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a brief description of our equity compensation plans.

	Number of		Weighted-	Number of
	securities to be		average	securities remaining
	issued upon		exercise	available for future
	exercise of		price of	issuance under
	outstanding		outstanding	equity compensation
	options,		options,	plans (excluding
	warrants		warrants	securities reflected
	and rights		and rights	in column (a))
	(a)		(b)	(c)
Plan Category
Equity compensation plans approved by shareholders	7,695,268	(1)(2)	$37.68	11,079,641	(3)
Equity compensation plans not approved by shareholders	-		-	-
Total	7,695,268		$37.68	11,079,641

(1)	This amount excludes outstanding stock options assumed in connection with our acquisition of Jefferson-Pilot Corporation (“JP”) as follows:

•	2,812,458 shares to be issued upon exercise of outstanding options as of December 31, 2012, under the JP Long-Term Stock Incentive Plan with a weighted-average exercise price of $47.58; and
•	140,804 shares to be issued upon exercise of outstanding options as of December 31, 2012, under the JP Non-Employee Directors Stock Option Plan with a weighted-average exercise price of $46.08.

(2)	This amount includes the following:

•	Outstanding options of 2,562,499;
•
Outstanding long-term incentive awards of 2,226,591, of which 1,267,595 represent options with performance conditions and 958,996 represent the number of performance shares based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents).  The long-term incentive awards have not been earned as of December 31, 2012.  The number of options and shares, if any, to be issued pursuant to such awards will be determined based on our, and in some cases, our subsidiaries performance over the applicable three-year performance period (target amounts are set forth in Note 19 to the consolidated financial statements, included in Part II – Item 8 of the Form 10-K for the year ended December 31, 2012.  Since the shares that may be received in payment of the awards have no exercise price, they are not included in the weighted-average exercise price calculation in column (b) above.  The long-term incentive awards are all issued under the LNC 2009 Amended and Restated Incentive Compensation Plan (“ICP”);

•	Outstanding restricted stock units of 1,716,407; and
•
Outstanding deferred stock units of 1,189,771, which are not included in Note 19 to the consolidated financial statements, included in Part II – Item 8 of the Form 10-K for the year ended December 31, 2012.

(3)
Includes up to 10,695,189 securities available for issuance in connection with restricted stock, restricted stock units, performance stock units, deferred stock and deferred stock unit awards under the ICP.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted between May 12, 2005, and May 13, 2009, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, granted after May 13, 2009, reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 1.63-to-1.  Shares that may be issued in payment of awards granted prior to May 12, 2005, and grants for options and stock appreciation rights, reduce the number of securities remaining available for future issuance under equity compensation plans on a 1-for-1 basis.  Also includes up to 384,452 securities available for issuance in connection with deferred stock units under the LNC Deferred Compensation Plan for Non-Employee Directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information for this item is incorporated by reference to the sections captioned “RELATED PARTY TRANSACTIONS” and “GOVERNANCE OF THE COMPANY – Director Independence” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2013.

Item 14.  Principal Accounting Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Independent Registered Public Accounting Firm Fees and Services” and “ITEM 2 – RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 23, 2013.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  (1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Part II – Item 8:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

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

LINCOLN NATIONAL CORPORATION

Date: March 1, 2013	By:	/s/ Randal J. Freitag
Randal J. Freitag Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013.

Signature	Title

/s/ Dennis R. Glass	President, Chief Executive Officer and Director
Dennis R. Glass	(Principal Executive Officer)

/s/ Randal J. Freitag	Executive Vice President and Chief Financial Officer
Randal J. Freitag	(Principal Financial Officer)

/s/ Douglas N. Miller	Senior Vice President and Chief Accounting Officer
Douglas N. Miller	(Principal Accounting Officer)

/s/ William J. Avery	Director
William J. Avery

/s/ William H. Cunningham	Director
William H. Cunningham

/s/ George W. Henderson, III	Director
George W. Henderson, III

/s/ Eric G. Johnson	Director
Eric G. Johnson

/s/ Gary C. Kelly	Director
Gary C. Kelly

/s/ M. Leanne Lachman	Director
M. Leanne Lachman

/s/ Michael F. Mee	Director
Michael F. Mee

/s/ William Porter Payne	Director
William Porter Payne

/s/ Patrick S. Pittard	Director
Patrick S. Pittard

/s/ Isaiah Tidwell	Director
Isaiah Tidwell

Index to Financial Statement Schedules

I	–	Summary of Investments – Other than Investments in Related Parties	FS-2
II	–	Condensed Financial Information of Registrant	FS-3
III	–	Supplementary Insurance Information	FS-6
IV	–	Reinsurance	FS-8
V	–	Valuation and Qualifying Accounts	FS-9

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

LINCOLN NATIONAL CORPORATION
SCHEDULE I – CONSOLIDATED SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN
RELATED PARTIES
(in millions)

Column A	Column B	Column C	Column D
	As of December 31, 2012
		Fair	Carrying
Type of Investment	Cost	Value	Value
Available-For-Sale Fixed Maturity Securities (1)
Bonds:
U.S. government and government agencies and authorities	$383	$442	$442
States, municipalities and political subdivisions	3,546	4,353	4,353
Mortgage-backed securities	6,733	7,174	7,174
Foreign governments	562	654	654
Public utilities	11,874	13,616	13,616
All other corporate bonds	48,439	54,580	54,580
Hybrid and redeemable preferred securities	1,181	1,217	1,217
Variable interest entities	677	708	708
Total available-for-sale fixed maturity securities	73,395	82,744	82,744

Available-For-Sale Equity Securities (1)
Common stocks:
Banks, trusts and insurance companies	86	91	91
Industrial, miscellaneous and all other	16	15	15
Nonredeemable preferred securities	35	51	51
Total available-for-sale equity securities	137	157	157
Trading securities	2,127	2,554	2,554
Mortgage loans on real estate	7,029	7,704	7,029
Real estate	65	N/A	65
Policy loans	2,766	N/A	2,766
Derivative instruments	2,006	2,652	2,652
Other investments	1,098	1,098	1,098
Total investments	$88,623		$99,065

(1)	Investments deemed to have declines in value that are other-than-temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(Parent Company Only) (in millions, except share data)

	As of December 31,
	2012	2011

ASSETS
Investments in subsidiaries (1)	$17,557	$15,758
Derivative investments	389	305
Other investments	30	29
Cash and invested cash	844	622
Loans and accrued interest to subsidiaries (1)	2,585	2,605
Other assets	27	289
Total assets	$21,432	$19,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Common and preferred dividends payable	$33	$23
Short-term debt	300	300
Long-term debt	5,589	5,641
Loans from subsidiaries (1)	55	58
Payables for collateral on investments	59	(14)
Other liabilities	423	499
Total liabilities	6,459	6,507

Contingencies and Commitments

Stockholders' Equity
Preferred stock - 10,000,000 shares authorized; Series A	-	-
Common stock - 800,000,000 shares authorized	7,121	7,590
Retained earnings	4,044	2,831
Accumulated other comprehensive income (loss)	3,808	2,680
Total stockholders' equity	14,973	13,101
Total liabilities and stockholders' equity	$21,432	$19,608

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (Parent Company Only) (in millions)

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Dividends from subsidiaries (1)	$635	$875	$712
Interest from subsidiaries (1)	128	125	99
Net investment income	1	2	-
Realized gain (loss)	(6)	(3)	(4)
Other revenue and fees	25	25	25
Total revenues	783	1,024	832
Expenses
Operating and administrative	10	27	119
Interest - subsidiaries (1)	5	5	6
Interest - other	291	310	290
Total expenses	306	342	415
Income (loss) before federal income taxes, equity in income (loss) of subsidiaries, less dividends	477	682	417
Federal income tax expense (benefit)	(85)	(68)	(106)
Income (loss) before equity in income (loss) of subsidiaries, less dividends	562	750	523
Equity in income (loss) of subsidiaries, less dividends	751	(529)	379
Net income (loss)	1,313	221	902
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	1,119	1,771	1,127
Unrealized other-than-temporary impairment on available-for-sale securities	2	25	(19)
Unrealized gain (loss) on derivatives instruments	44	130	(22)
Foreign currency translation adjustment	(5)	-	(2)
Funded status of employee benefit plans	(32)	(97)	29
Total other comprehensive income (loss), net of tax	1,128	1,829	1,113
Comprehensive income (loss)	$2,441	$2,050	$2,015

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
(Parent Company Only) (in millions)

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$1,313	$221	$902
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of subsidiaries greater than distributions (1)	(751)	529	(379)
Realized (gain) loss	6	3	4
Change in legal accruals	-	(70)	70
Change in federal income tax accruals	170	32	(190)
(Gain) loss on early extinguishment of debt	5	8	5
Other	(13)	(21)	(22)
Net cash provided by (used in) operating activities	730	702	390

Cash Flows from Investing Activities
Sales or maturities of investments	-	105	-
Capital contribution to subsidiaries (1)	-	(17)	(125)
Proceeds from sale of subsidiaries/businesses, net of cash disposed	-	-	459
Increase (decrease) in payables for collateral on investments	73	-	-
Net cash provided by (used in) investing activities	73	88	334

Cash Flows from Financing Activities
Payment of long-term debt, including current maturities	(320)	(525)	(405)
Issuance of long-term debt, net of issuance costs	300	300	749
Increase (decrease) in commercial paper, net	-	(100)	1
Increase (decrease) in loans from subsidiaries, net (1)	(3)	58	(97)
Increase (decrease) in loans to subsidiaries, net (1)	20	154	(683)
Common stock issued for benefit plans and excess tax benefits	5	1	-
Issuance (redemption) of Series B preferred stock and issuance (repurchase and cancellation) of associated common stock warrants	-	-	(998)
Issuance of common stock	-	-	368
Repurchase of common stock	(493)	(576)	(25)
Dividends paid to common and preferred stockholders	(90)	(62)	(42)
Net cash provided by (used in) financing activities	(581)	(750)	(1,132)

Net increase (decrease) in cash and invested cash	222	40	(408)
Cash and invested cash as of beginning-of-year	622	582	990
Cash and invested cash as of end-of-year	$844	$622	$582

(1)	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
 (in millions)

Column A	Column B	Column C	Column D		Column E	Column F
					Other
		Future			Contract
	DAC and	Contract	Unearned		Holder	Insurance
Segment	VOBA	Benefits	Premiums	(1)	Funds	Premiums

	As of or For the Year Ended December 31, 2012
Annuities	$2,092	$2,339	$-		$21,108	$98
Retirement Plan Services	102	3	-		14,712	-
Life Insurance	4,281	9,177	-		35,365	441
Group Protection	192	1,882	-		223	1,919
Other Operations	-	6,379	-		810	4
Total	$6,667	$19,780	$-		$72,218	$2,462

	As of or For the Year Ended December 31, 2011
Annuities	$1,912	$3,642	$-		$20,701	$74
Retirement Plan Services	183	7	-		13,624	-
Life Insurance	4,516	7,984	-		34,066	441
Group Protection	165	1,742	-		236	1,778
Other Operations	-	6,438	-		839	1
Total	$6,776	$19,813	$-		$69,466	$2,294

	As of or For the Year Ended December 31, 2010
Annuities	$1,882	$1,707	$-		$20,135	$53
Retirement Plan Services	195	2	-		12,773	-
Life Insurance	5,186	7,606	-		32,396	439
Group Protection	151	1,620	-		256	1,682
Other Operations	-	6,592	-		847	2
Total	$7,414	$17,527	$-		$66,407	$2,176
(1)	Unearned premiums are included in Column E, other contract holder funds.

LINCOLN NATIONAL CORPORATION
SCHEDULE III – CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION (Continued)
(in millions)

Column A	Column G	Column H	Column I	Column J	Column K
		Benefits	Amortization
	Net	and	of DAC	Other
	Investment	Interest	and	Operating	Premiums
Segment	Income	Credited	VOBA	Expenses (2)	Written

	As of or For the Year Ended December 31, 2012
Annuities	$1,082	$868	$325	$1,018	$-
Retirement Plan Services	799	451	42	363	-
Life Insurance	2,396	2,982	614	619	-
Group Protection	162	1,447	48	485	-
Other Operations	259	260	-	432	-
Total	$4,698	$6,008	$1,029	$2,917	$-

	As of or For the Year Ended December 31, 2011
Annuities	$1,106	$933	$351	$933	$-
Retirement Plan Services	792	439	33	319	-
Life Insurance	2,294	2,904	423	578	-
Group Protection	152	1,317	39	433	-
Other Operations	308	240	-	453	-
Total	$4,652	$5,833	$846	$2,716	$-

	As of or For the Year Ended December 31, 2010
Annuities	$1,119	$884	$360	$828	$-
Retirement Plan Services	769	440	54	283	-
Life Insurance	2,186	2,933	451	531	-
Group Protection	141	1,299	40	388	-
Other Operations	326	259	-	526	-
Total	$4,541	$5,815	$905	$2,556	$-

(2)
Excludes impairment of intangibles of $747 million for the year ended December 31, 2011.  The allocation of expenses between investments and other operations is based on a number of assumptions and estimates.  Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION
SCHEDULE IV – CONSOLIDATED REINSURANCE
(in millions)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded	Assumed		Percentage
		to	from		of Amount
	Gross	Other	Other	Net	Assumed
Description	Amount	Companies	Companies	Amount	to Net

	As of or For the Year Ended December 31, 2012
Individual life insurance in force (1)	$897,500	$323,300	$2,000	$576,200	0.3%
Premiums:
Life insurance and annuities (2)	6,110	1,165	9	4,954	0.2%
Accident and health insurance	1,267	26	-	1,241	-%
Total premiums	$7,377	$1,191	$9	$6,195

	As of or For the Year Ended December 31, 2011
Individual life insurance in force (1)	$881,100	$331,700	$2,800	$552,200	0.5%
Premiums:
Life insurance and annuities (2)	5,811	1,252	10	4,569	0.2%
Accident and health insurance	1,186	24	-	1,162	-%
Total premiums	$6,997	$1,276	$10	$5,731

	As of or For the Year Ended December 31, 2010
Individual life insurance in force (1)	$842,300	$337,800	$3,000	$507,500	0.6%
Premiums:
Life insurance and annuities (2)	5,458	1,170	13	4,301	0.3%
Accident and health insurance	1,141	32	-	1,109	-%
Total premiums	$6,599	$1,202	$13	$5,410

(1)	Includes Group Protection segment and Other Operations in force amounts.
(2)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE V – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Column A	Column B	Column C Additions		Column D	Column E
			Charged
	Balance at	Charged to	to Other		Balance
	Beginning-	Costs	Accounts -	Deductions -	at End-
Description	of-Year	Expenses (1)	Describe	Describe (2)	of-Year

	For the Year Ended December 31, 2012
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$31	$14	$-	$(24)	$21

	For the Year Ended December 31, 2011
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$13	$24	$-	$(6)	$31

	For the Year Ended December 31, 2010
Deducted from asset accounts:
Reserve for mortgage loans on real estate	$22	$18	$-	$(27)	$13

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

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

4.16	Form of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.17	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 4, 2004.

4.18	Form of 7% Capital Securities due 2066 of LNC is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.19	Form of 6.15% Senior Note due April 6, 2036 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

4.20
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

4.22	Form of 6.05% Capital Securities due 2067 is incorporated by reference to Exhibit 4.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 13, 2007.

4.23	Form of 6.30% Senior Notes due 2037 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 9, 2007.

4.24	Form of 8.75% Senior Notes due 2019 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 22, 2009.

4.25	Form of 6.25% Senior Notes due 2020 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2009.

4.26	Form of 4.30% Senior Notes due 2015 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.27	Form of 7.00% Senior Notes due 2040 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 18, 2010.

4.28	Form of 4.85% Senior Notes due 2021 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 24, 2011.

4.29	Form of 4.20% Senior Notes due 2022 incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 29, 2012.

4.30
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

10.8	2011 Non-Employee Director Fees (unchanged for 2012) is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2010.*

10.9	2013 Non-Employee Director Fees (revised to reflect increase in deferred stock units) is filed herewith.*

10.10	Amended and Restated LNC Supplemental Retirement Plan is incorporated by reference to Exhibit 10.10 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.12	The Severance Plan for Officers of LNC is filed herewith.*

10.13	Amendment No. 1 to The Severance Plan for Officers of LNC is filed herewith.*

10.14	Amendment No. 2 to The Severance Plan for Officers of LNC is filed herewith.*

10.15	Amendment No. 3 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2012.*

10.16	Amendment No. 4 to The Severance Plan for Officers of LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2012.*

10.17	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001, is incorporated by reference to Exhibit 10(e) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.18
LNC Deferred Compensation and Supplemental/Excess Retirement Plan, as amended and restated effective December 31, 2010, is incorporated by reference to Exhibit 10.16 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2010.*

10.19	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.20
Amendment No. 2 to the LNC 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.*

10.21
Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2004.*

10.22
Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.23	LNC Executives’ Severance Benefit Plan (effective August 7, 2008) is incorporated by reference to Exhibit 10.3 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2008.*

10.24
Amendment No. 1 to the LNC Executives’ Severance Benefit Plan (effective November 9, 2011) is incorporated by reference to Exhibit 10.22 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2011.*

10.25	Amended and Restated LNC Excess Retirement Plan is incorporated by reference to Exhibit 10.26 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2007.*

10.26
LNC Deferred Compensation Plan for Non-Employee Directors, as amended and restated November 5, 2008 is incorporated by reference to Exhibit 10.23 to LNC’s Form 10-K (File NO. 1-6028) for the year ended December 31, 2008.*

10.27
Phased Retirement Agreement, dated as of October 26, 2012, between Robert W. Dineen and LNC is incorporated by reference to Exhibit 10.1 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 1, 2012..*

10.28
Consulting Agreement between, dated as of October 26, 2012, between Robert W. Dineen and LNC is incorporated by reference to Exhibit 10.2 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 1, 2012.*

10.29
Agreement, Waiver and General Release, dated as of October 26, 2012, between Robert W. Dineen and LNC is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 1, 2012.*

10.31
Form of 2008 Non-Qualified Stock Option Agreement under the LNC Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2008.*

10.32	Form of Indemnification between LNC and each director incorporated by reference to Exhibit 10.1 to LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2009.*

10.33	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.*

10.34	Form of Restricted Stock Unit Award Agreement is filed herewith.*

10.35	Form of Non-Qualified Stock Option Award Agreement is filed herewith.*

10.36	Form of 2012-2014 Performance Cycle Agreement under the LNC 2009 Amended and Restated Incentive Compensation Plan is filed herewith.*

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

10.49
Indemnity Reinsurance Agreement, dated as of January 1, 1998, between Connecticut General Life Insurance Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.67 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.50
Coinsurance Agreement, dated as of October 1, 1998, AETNA Life Insurance and Annuity Company and Lincoln Life & Annuity Company of New York is incorporated by reference to Exhibit 10.68 to LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2008.***

10.51
Investment Advisory Agreement, dated as of January 4, 2010, between The Lincoln National Life Insurance Company and Delaware Investment Advisers is incorporated by reference to Exhibit 10.58 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.

10.52
Investment Advisory Agreement, dated as of January 4, 2010, between Lincoln Life & Annuity Company of New York and Delaware Investment Advisers is incorporated by reference to Exhibit 10.59 to LNC’s for 10-K (File No. 1-6028) for the year ended December 31, 2009.

10.53
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